Form 10-K
period 2016-12-31
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2017-03-01
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
Icahn Enterprises L.P. Yes ☒ No ☐          Icahn Enterprises Holdings L.P. Yes ☐ No ☒
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
Icahn Enterprises L.P. Yes ☐ No ☒          Icahn Enterprises Holdings L.P. Yes ☐ No ☒
The aggregate market value of Icahn Enterprises' depositary units held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of depositary units on the Nasdaq Global Select Market on such date was $786 million.
As of March 1, 2017, there were 155,912,253 of Icahn Enterprises' depositary units outstanding.

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2016. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," to the consolidated financial statements, and the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. Mr. Icahn and his affiliates owned approximately 90.1% of Icahn Enterprises' outstanding depositary units as of March 1, 2017.
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
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Railcar, Gaming, Metals, Mining, Food Packaging, Real Estate and Home Fashion. Segment and geographic information for our reporting segments, as of December 31, 2016 and 2015 and for each of the three years ended December 31, 2016 is presented in Note 13, “Segment and Geographic Reporting,” to the consolidated financial statements, included in Item 8 of this Report. Also, refer to Note 3, “Operating Units,” to the consolidated financial statements for additional information for each of our reporting segments.
Business Strategy and Core Strengths
The Icahn Strategy
Across all of our businesses, our success is based on a simple formula: we seek to find undervalued companies in the Graham & Dodd tradition, a methodology for valuing stocks that primarily looks for deeply depressed prices. However, while the typical Graham & Dodd value investor purchases undervalued securities and waits for results, we often become actively involved in the companies we target. That activity may involve a broad range of approaches, from influencing the management of a target to take steps to improve shareholder value, to acquiring a controlling interest or outright ownership of the target company in order to implement changes that we believe are required to improve its business, and then operating and expanding that business. This activism has typically brought about very strong returns over the years.
Today, we are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment, Automotive, Energy, Railcar, Gaming, Metals, Mining, Food Packaging, Real Estate and Home Fashion. As of December 31, 2016, through our Investment segment, we have significant positions in various investments, which include American International Group, Inc. (AIG), Cheniere Energy Inc. (LNG), Freeport McMoRan Inc. (FCX), Herbalife Ltd. (HLF), Herc Holdings, Inc. (HRI), Hertz Global Holdings, Inc. (HTZ), Navistar International Corp. (NAV), PayPal Holdings, Inc. (PYPL), The Manitowoc Company Inc. (MTW), Manitowoc Foodservice Inc. (MFS) and Xerox Corporation (XRX).
Several of our operating businesses started out as investment positions in debt or equity securities, held either directly by us or Mr. Icahn. Those positions ultimately resulted in control or complete ownership of the target company. For example, in 2012, we acquired a controlling interest in CVR Energy, Inc. (‘‘CVR’’), which started out as a position in our Investment segment and is now an operating subsidiary that comprises our Energy segment. As of December 31, 2016, based on the closing sale price of CVR stock and distributions since we acquired control, we had gains of approximately $1.3 billion on our purchase of CVR. The acquisition of CVR, like our other operating subsidiaries, reflects our opportunistic approach to value creation, through which returns may be obtained by, among other things, promoting change through minority positions at targeted companies in our Investment segment or by acquiring control of those target companies that we believe we could run more profitably ourselves.
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
We believe that one of the best ways for many cash-rich companies to achieve increased earnings is to use their large amounts of excess cash, together with advantageous borrowing opportunities, to purchase other companies in their industries and take advantage of the meaningful synergies that could result. In our opinion, the CEOs and Boards of Directors of undervalued companies that would be acquisition targets are the major road blocks to this logical use of assets to increase value, because we believe those CEOs and Boards are not willing to give up their power and perquisites, even if they have done a poor job in administering the companies they have been running. In addition, acquirers are often unwilling to undertake the arduous task of launching a hostile campaign. This is precisely the situation in which we believe a strong activist catalyst is necessary.
We believe that the activist catalyst adds value because, for companies with strong balance sheets, acquisitions of their weaker industry rivals is often extremely compelling financially. We further believe that there are many transactions that make economic sense, even at a large premium over market. Acquirers can use their excess cash, that is earning a very low return, and/or borrow at the advantageous interest rates now available, to acquire a target company. In either case, an acquirer can add the target company’s earnings and the income from synergies to the acquirer’s bottom line, at a relatively low cost. But for these potential acquirers to act, the target company must be willing to at least entertain an offer. We believe that often the activist can step in and remove the obstacles that a target generally may seek to use to prevent an acquisition.
It is our belief that our strategy will continue to produce strong results into the future. We believe that the strong cash flow and asset coverage from our operating segments will allow us to maintain a strong balance sheet and ample liquidity.
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
Drive Accountability and Financial Discipline in the Management of our Business.  Our Chief Executive Officer is accountable directly to our board of directors, including the Chairman, and has day-to-day responsibility, in consultation with our Chairman, for general oversight of our business segments. We continually evaluate our operating subsidiaries with a view towards maximizing value and cost efficiencies, bringing an owner's perspective to our operating businesses. In each of these businesses, we assemble senior management teams with the expertise to run their businesses and boards of directors to oversee the management of those businesses. Each management team is responsible for the day-to-day operations of its businesses and directly accountable to its board of directors.

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

Investment
Background
Our Investment segment is comprised of various private investment funds, including Icahn Partners L.P. ("Icahn Partners") and Icahn Partners Master Fund LP (the "Master Fund", and together with Icahn Partners, the "Investment Funds"), through which we invest our proprietary capital. We and certain of Mr. Icahn's wholly owned affiliates are the sole investors in the Investment Funds. Icahn Onshore LP and Icahn Offshore LP (together, the "General Partners") act as the general partner of Icahn Partners and the Master Fund, respectively. The General Partners provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors.
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
Income
The results of our Investment segment are primarily driven by the performance of the Investment Funds and our interests therein; the General Partners do not receive any special profits interest allocations or incentive allocations.
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

Employees
Our Investment segment is supported by an experienced team of approximately 20 professionals as of December 31, 2016, including an investment, legal and operations group. In many cases, team members have worked together successfully and have provided business, investing and legal services for a number of years with respect to the Investment Funds' operations.

Automotive
Background
We conduct our Automotive segment through our wholly owned subsidiaries Federal-Mogul Holdings LLC ("Federal-Mogul"), IEH Auto Parts Holding LLC ("IEH Auto"), effective June 1, 2015, and Pep Boys - Manny, Moe and Jack ("Pep Boys"), effective February 3, 2016.
Prior to its conversion to a Delaware limited liability company on February 14, 2017, Federal-Mogul, previously known as Federal-Mogul Holdings Corporation, was organized in Delaware as a corporation. Federal-Mogul became a wholly owned subsidiary of ours effective January 23, 2017, as discussed below. Prior to January 23, 2017, Federal-Mogul was a majority owned subsidiary of ours with publicly traded common stock and as of December 31, 2016, we owned approximately 82.0% of the outstanding common stock of Federal-Mogul.
On September 6, 2016, we entered into an agreement and plan of merger with Federal-Mogul pursuant to which, and upon the terms and subject to the conditions thereof, we commenced a cash tender offer (the "Federal-Mogul Tender Offer") to acquire all of the issued and outstanding shares of Federal-Mogul’s common stock not already owned by us for a purchase price of $9.25 per share, net to the seller in cash, without interest, less any applicable tax withholding. The Federal-Mogul Tender Offer was subsequently extended to January 18, 2017 and the purchase price per share was subsequently increased to $10.00 per share. On January 23, 2017, we paid for the shares validly tendered in the Federal-Mogul Tender Offer and effected a short form merger as the second and final step of the acquisition.
On February 3, 2016, pursuant to a tender offer, we acquired a majority of the outstanding shares of Pep Boys and on February 4, 2016, we acquired the remaining outstanding shares of Pep Boys. The primary reasons for the acquisition of Pep Boys were to add new product lines to our Automotive segment, to provide operating synergies, to strengthen distribution channels and to enhance our Automotive segment's ability to better service its customers. The total value for the acquisition of Pep Boys was approximately $1.2 billion, including the fair value of our equity interest in Pep Boys just prior to our acquisition of a controlling interest.
On June 1, 2015, our wholly owned subsidiary, IEH Auto, acquired substantially all of the auto parts assets in the United States of Uni-Select, Inc., a leading automotive parts distributor for domestic and imported vehicles.
Federal-Mogul is operated independently from IEH Auto and Pep Boys. Pep Boys and IEH Auto are being operated together under their parent company and wholly owned subsidiary of ours, IEP Auto Holdings LLC.
Business
Federal-Mogul
Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction and safety systems. Federal-Mogul serves original equipment manufacturers (“OEM”) and servicers (“OES”) (collectively “OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the global aftermarket. Federal-Mogul seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. Federal-Mogul is a leading technology supplier and a market share leader in several product categories. As of December 31, 2016, Federal-Mogul had current OEM products included on more than 400 global vehicle platforms and more than 800 global powertrains used in light, medium and heavy-duty vehicles. Federal-Mogul offers premium brands, OE replacement and entry/mid level products for all aftermarket customers. Therefore, Federal-Mogul can be first to the aftermarket with new products, service expertise and customer support.
Federal-Mogul operates with two end-customer focused businesses. The Powertrain business focuses on original equipment powertrain products for automotive, heavy-duty and industrial applications. The Motorparts business sells and distributes a broad portfolio of products in the global aftermarket and also serves original equipment manufacturers with products including braking, wipers and a limited range of components. This organizational model allows for a strong product line focus benefiting both original equipment and aftermarket customers and enables Federal-Mogul to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, capital allocation and business model optimization in line with the unique requirements of the two different customer bases and business models.
Federal-Mogul has manufacturing facilities and distribution centers in 24 countries and, accordingly, Federal-Mogul’s businesses derive sales from both domestic and international markets. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, extraterritorial effects of United States laws such as the Foreign Corrupt Practices Act, and changes in laws and regulations.
Federal-Mogul is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC") that are publicly available.
IEH Auto and Pep Boys
IEH Auto has 21 distribution centers and 288 corporate-owned stores in the United States and supports a network of more than 2,000 independent wholesalers. Through its banner and technical support programs as well as its offering of premium auto parts, IEH Auto has built its reputation on being the partner of choice for independent entrepreneurs eager to tap into the strength of a large network.
Pep Boys has 804 locations in the automotive aftermarket industry located throughout the United States and Puerto Rico. Pep Boys stores are organized into a hub and spoke network consisting of Supercenters and Service & Tire Centers. Supercenters average approximately 20,000 square feet and combine a parts and accessories store with professional service centers that perform a full range of automotive maintenance and repair services. Most of the Pep Boys Supercenters also have a commercial sales program that provides prompt delivery of parts, tires and equipment to automotive repair shops and dealers. Service & Tire Centers, which average approximately 6,000 square feet, provide automotive maintenance and repair services in neighborhood locations that are conveniently located where our customers live or work.
Other Acquisitions
In addition to the IEH Auto, Pep Boys and Federal-Mogul acquisitions as described above, our Automotive segment businesses directly acquired several other businesses throughout 2016, 2015 and 2014. The combination of these acquisitions added new product lines to our Automotive segment, providing operating synergies, strengthening distribution channels and enhancing our Automotive segment's ability to better service its customers. Refer to Note 3, “Operating Units,” to the consolidated financial statements for further discussion.
Strategy

Federal-Mogul

Federal-Mogul's strategy is designed to create sustainable global profitable growth, by leveraging existing and developing new competitive advantages. This strategy consists of the following primary elements:

•	Provide value-added products to customers in all markets served through leading technology and innovation;

•	Develop products to enable increased fuel economy and reduce vehicle emissions, plus enable the use of alternative energies;

•	Utilize Federal-Mogul's leading technology resources to develop advanced and innovative products, processes and manufacturing capabilities;

•	Extend Federal-Mogul's global reach to support its OE and aftermarket customers, furthering its relationships with leading Asian OEs and strengthening market share with U.S. and European OEs;

•
Assess acquisition and investment opportunities that provide product line expansion, technological advancements, geographic positioning, penetration of emerging markets (including India and China) and market share growth;

•
Invest in world-class distribution and online capabilities to meet delivery expectations of Federal-Mogul's customers by enhancing its distribution footprint to improve its distribution capabilities, strengthen delivery performance and engage end customers;

•	Leverage the strength of Federal-Mogul's global aftermarket leading brand positions, product portfolio and range, marketing and selling expertise, and distribution and logistics capabilities;

•	Expand Federal-Mogul's coverage in existing product lines and add new product lines which are critical to maintaining its leadership position and leveraging its distribution and sales network;

•
Continue to invest in product innovation to support Federal-Mogul's premium brands and to enhance its marketing initiatives to more effectively communicate the value proposition of its branded products to end customers; and

•
Aggressively pursue cost competitiveness in all business segments by continuing to drive productivity in existing operations, consolidating and relocating manufacturing operations to best cost countries, utilizing Federal-Mogul's strategic joint ventures and alliances, and rationalizing business resources and infrastructure.

IEH Auto and Pep Boys
The automotive aftermarket industry is in the mature stage of its life cycle. Over the past decade, consumers have moved away from do-it-yourself (“DIY”) toward do-it-for-me (“DIFM”) due to increasing vehicle complexity and electronic content, as well as decreasing availability of diagnostic equipment and know-how. Consistent with this long-term trend, IEH Auto's and Pep Boys' long-term strategy is to grow their sales to DIFM distributors and DIFM service professionals, grow their automotive service business, and maintain their DIY customer bases by offering the newest and broadest product assortment in the automotive aftermarket. IEH Auto and Pep Boys provide their customers with access to over two million replacement parts for domestic and imported vehicles through an extensive network of suppliers. They seek to provide (i) an extensive selection of product offerings; (ii) competitive pricing; (iii) exceptional in-store service experience; and (iv) superior delivery to their customers.
Research and Development
Federal-Mogul’s research and development activities are conducted at its technical centers. Within the United States, these centers are located in Skokie, Illinois; Ann Arbor, Michigan; Plymouth, Michigan; St. Louis, Missouri; Exton, Pennsylvania; and Smithville, Tennessee. Internationally, Federal-Mogul's technical centers are located in Araras, Brazil; Aubange, Belgium; Chapel-en-le-Frith, United Kingdom; Coventry, United Kingdom; Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Glinde, Germany; Kostelec, Czech Republic; Gorzyce, Poland; and Shanghai, China.
Each of Federal-Mogul's business units is engaged in engineering, research and development efforts and works closely with customers to develop custom solutions to meet their needs. Total expenditures for research and development activities, including product engineering and validation costs, were $192 million, $189 million, and $192 million for the years ended December 31, 2016, 2015 and 2014, respectively.
IEH Auto and Pep Boys do not conduct research and development.
Restructuring Activities
Federal-Mogul's restructuring activities are undertaken as necessary to execute its strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately to achieve net cost reductions and productivity improvements. These restructuring activities include efforts to integrate and rationalize businesses and to relocate manufacturing operations to best cost markets.
Federal-Mogul's restructuring activities are further discussed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 3, “Operating Units,” to the consolidated financial statements, included in Item 8 of this Report.
IEH Auto and Pep Boys do not have restructuring activities.
Products and Services
Federal-Mogul is engaged in the manufacture and distribution of automotive parts. The following provides an overview of products manufactured and distributed by Federal-Mogul by product group:

•
Powertrain.   Federal-Mogul's Powertrain business primarily represents its OE business. The Powertrain business offers a diverse array of market-leading products for OE applications, including pistons, piston rings, piston pins, cylinder liners, valve seats and guides, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, element resistant systems protection sleeving products, acoustic shielding and flexible heat shields. Comprehensive design capability and an extensive product portfolio enable effective delivery of a broad range of engine and driveline components as well as engineered solutions to improve fuel economy, reduce emissions or enhance vehicle performance and durability. The Powertrain business' products are used in automotive, motorcycle, light truck, heavy-duty, industrial, commercial equipment (construction, agricultural, power generation, marine and railway), aerospace, and small air-cooled engine applications.

•
Motorparts. Federal-Mogul's Motorparts business sells and distributes a broad portfolio of products in the global vehicle aftermarket while also serving the OE market with products including braking, wipers and chassis components.

The Motorparts business’ products are utilized widely in vehicle braking systems and chassis, as well as in engine and sealing applications and general service.
IEH Auto and Pep Boys do not manufacture parts but are engaged in the distribution of automotive parts in the aftermarket. Pep Boys also provides automotive services to its customers. Each service location performs a full range of automotive maintenance and repair services (except body work) and installs tires, parts and accessories.
Customers
The automotive light vehicle market, as well as the medium duty/heavy duty commercial market, is comprised of two primary businesses: the OE market in which Federal-Mogul’s products are used in the manufacture of new vehicles and OE dealer service parts, and the global aftermarket, in which Federal-Mogul’s, IEH Auto's and Pep Boys' products are used as replacement parts for all vehicles in operation on the road, including all previous models.

•
The OE Market. Demand for component parts in the OE market is generally a function of the number of new vehicles produced. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by increasing market share and by expanding into new or emerging markets. Companies with a global presence, leading technology and innovation, and advanced product engineering, manufacturing and customer support capabilities are best positioned to take advantage of these opportunities. Federal-Mogul supplies OEs with a wide variety of technologically innovative parts, substantially all of which are manufactured by it. Federal-Mogul’s OE customers consist of automotive and heavy-duty vehicle manufacturers as well as agricultural, off-highway, marine, railroad, aerospace, high performance and industrial application manufacturers. Federal-Mogul has well-established relationships with substantially all major American, European and Asian automotive OEs.

•
The Aftermarket Business. Products for the global vehicle aftermarket are sold directly to a wide range of distributors, retail parts stores and mass merchants that distribute these products to professional service providers, “do-it-yourself” consumers and in some cases, directly to service chains. Demand for aftermarket products historically has been driven by three primary factors: (i) the number of vehicles in operation; (ii) the average age of vehicles in operation; and (iii) vehicle usage trends. Federal-Mogul’s aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers, distributors of heavy-duty vehicular parts, engine rebuilders, retail parts stores and mass merchants. The breadth of Federal-Mogul’s product lines, the strength of its leading brand names, marketing expertise, sizable sales force, and its distribution and logistics capability are central to the success of Federal-Mogul’s Motorparts operations. IEH Auto and Pep Boys distribute automotive parts in the aftermarket to commercial customers in the DIFM market as well as the retail and DIY markets. Pep Boys also provides automotive services to its customers.

No individual customer accounted for more than 10% of Federal-Mogul’s net sales during 2016. Federal-Mogul's customers include IEH Auto and Pep Boys. No individual customer accounted for more than 2% of both IEH Auto’s and Pep Boys' net sales during 2016.
Competition
The global vehicular parts business is highly competitive. Federal-Mogul competes with many independent manufacturers and distributors of component parts globally. In general, competition for sales is based on price, product quality, technology, delivery, customer service and the breadth of products offered by a given supplier. Federal-Mogul is meeting these competitive challenges by developing leading technologies, efficiently integrating and expanding its manufacturing and distribution operations, widening its product coverage within its core businesses, restructuring its operations and transferring production to best cost countries, and utilizing its worldwide technical centers to develop and provide value-added solutions to its customers. A summary of Federal-Mogul's primary independent competitors by its businesses is set forth below.

•
Powertrain. Primary competitors include AGM Automotive, Art Metal, Bergmann, BinZou, Bleistahl, Bosch, Daido, Dana, Dana-Reinz, Delfingen, Denso, DongYang, ElringKlinger, FNOK, Freudenberg, Kaco/Sabo, Kolbenschmidt, Mahle, Miba, NGK, NOK, NPR, Relats, Sinteron, SKF, Taiho, and Vitrica.

•
Motorparts. Primary competitors include Akebono Brake Corporation, Autolite, Brake Parts Inc., Bosch Group, Centric Parts, Crowne Group LLC, Delphi Automotive LLP, Denso Corporation, Dorman Products, Inc., GRI Engineering and Development LLC (MAT Holdings, Inc.), Mahle GmbH, Mevotech Inc., NGK Spark Plug Co., Ltd., NTN Bearing Corporation, Neapco Inc., Old World Industries, LLC, Phillips Industries, Pylon Manufacturing Corporation, Rain-X (ITW Global Brands), SKF Group, Osram Sylvania Ltd., The Timken Company, Valeo Group, Dana Corporation (Victor Reinz brand), and ZF TRW Automotive Holdings Corp.

  IEH Auto and Pep Boys operate in a highly competitive environment. IEH Auto and Pep Boys encounter competition from national and regional chains, automotive dealerships and from local independent service providers and merchants. Their competitors include general, full range and discount department stores and online retailers which carry automotive parts and accessories and/or have automotive service centers, as well as specialized automotive retailers. IEH Auto and Pep Boys believe that their operations in both DIFM and DIY differentiate them from most of their competitors.
Raw Materials and Suppliers
Federal-Mogul purchases various raw materials and component parts for use in its manufacturing processes, including ferrous and non-ferrous metals, non-metallic raw materials, stampings, castings and forgings. Federal-Mogul has not experienced any significant shortages of raw materials, components or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. Federal-Mogul, along with IEH Auto and Pep Boys, also purchase parts manufactured by other manufacturers for sale in the aftermarket.
In 2016, no outside supplier of Federal-Mogul provided products that accounted for more than 5% of Federal-Mogul’s annual purchases.
In 2016, IEH Auto's ten largest suppliers accounted for approximately 57% of the merchandise purchased. Federal-Mogul is a supplier to IEH Auto and individually accounted for 13% of the merchandise purchased.
Historically, Pep Boys purchased a significant portion of its inventory from a limited number of suppliers. During 2016, Pep Boys' ten largest suppliers accounted for approximately 47% of the merchandise purchased. Only one of Pep Boys' suppliers accounted for more than 10% of its purchases. Federal-Mogul is a supplier to Pep Boys.
Seasonality
Federal-Mogul’s business is moderately seasonal because many North American OE customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. OE customers in Europe historically shut down vehicle production during portions of July and August and one week in December. Shut-down periods in the Rest of World generally vary by country. Our Automotive segments' aftermarket business experiences seasonal fluctuations in sales due to demands caused by weather and driving patterns. Historically, Federal-Mogul’s sales and operating profits have been the strongest in the second quarter.
In addition, IEH Auto's sales and operating profits have been the strongest in the second quarter. Pep Boys' sales and operating profits are earned evenly throughout the year.
Environmental Regulations
Our Automotive segments' operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on our Automotive segments' financial position or cash flows in 2016 and are not expected to have a material impact on its financial position or cash flows in 2017.
Intellectual Property
Federal-Mogul holds in excess of 6,300 patents and patent applications on a worldwide basis, of which more than 1,200 have been filed in the United States. Of the approximately 6,300 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to Federal-Mogul.
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
Federal-Mogul also maintains more than 6,700 active trademark registrations and applications worldwide. Over 90% of these trademark registrations and applications are in commercial use by Federal-Mogul or are licensed to third parties.
IEH Auto and Pep Boys do not hold any patents.
Employees
Our Automotive segment had 74,225 employees at December 31, 2016, of which approximately 53,000 were employed by Federal-Mogul, and an aggregate of 21,225 were employed by Pep Boys and IEH Auto.
Various unions represent approximately 31% of Federal-Mogul's U.S. hourly employees and approximately 83% of Federal-Mogul's non-U.S. hourly employees. With the exception of two facilities in the United States, most of Federal-Mogul's unionized manufacturing facilities have their own contracts with their own expiration dates, and as a result, no contract expiration date affects more than one facility.
Neither IEH Auto nor Pep Boys had any union employees.

Energy
Background
We conduct our Energy segment through our majority ownership in CVR. We acquired a controlling interest in CVR on May 4, 2012.
CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia. As of December 31, 2016, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 66% of the outstanding common units of CVR Refining and 34% of the outstanding common units of CVR Partners.
On April 1, 2016, CVR Partners completed the East Dubuque Merger as contemplated by the Agreement and Plan of Merger, dated as of August 9, 2015 (the "Merger Agreement"), whereby CVR Partners acquired CVR Nitrogen and CVR Nitrogen GP. Refer to Note 1, "Description of Business and Basis of Presentation - Acquisitions of Businesses," to the consolidated financial statements for further discussion of this merger.
On August 2, 2016, we sold 250,000 common units of CVR Refining. As a result of this transaction, we and our affiliates collectively own 69.99% of CVR. Pursuant to CVR Refining’s partnership agreement, in certain circumstances, the general partner of CVR Refining has the right to purchase all, but not less than all, of CVR Refining's common units held by unaffiliated unit holders at a price not less than their then-current market price, as calculated pursuant to the terms of such partnership agreement (the “Call Right”). Pursuant to the terms of the partnership agreement, because our holdings were reduced to less than 70.0%, the ownership threshold for the application of such Call Right was permanently reduced from 95% to 80%. Accordingly, if at any time the general partner of CVR Refining and its affiliates owns more than 80% of CVR Refining's common units, it will have the right, but not the obligation, to exercise such Call Right.
CVR is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC that are publicly available.
As of December 31, 2016, Icahn Enterprises owned 82.0% of the total outstanding common stock of CVR. In addition, as of December 31, 2016, we directly owned approximately 3.9% of the total outstanding common units of CVR Refining.
Petroleum Business
The petroleum business consists of our and CVR's interest in CVR Refining.
CVR's petroleum business includes a 115,000 barrels per calendar day ("bpcd") rated capacity complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpcd rated capacity complex crude oil refinery in Wynnewood, Oklahoma. The combined crude capacity represents approximately 22% of the region's refining capacity. The Coffeyville refinery located in southeast Kansas is approximately 100 miles from Cushing, Oklahoma ("Cushing"), a major crude oil trading and storage hub. The Wynnewood refinery is located approximately 65 miles south of Oklahoma City, Oklahoma and approximately 130 miles from Cushing.
The petroleum business also includes the following auxiliary operating assets:

•
Crude Oil Gathering System.  The petroleum business owns and operates a crude oil gathering system serving Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas. The gathering system includes approximately 340 miles of active owned and leased pipelines and approximately 150 crude oil transports and associated storage facilities, which allows it to gather crude oils from independent crude oil producers. The crude oil gathering system has a gathering capacity of over 70,000 barrels per day ("bpd"). Gathered crude oil provides an attractive and competitive base supply of crude oil for the Coffeyville and Wynnewood refineries. During 2016, the petroleum business gathered an average of approximately 71,000 bpd.

•
Pipelines and Storage Tanks.  The petroleum business owns a proprietary pipeline system capable of transporting approximately 170,000 bpd of crude oil from its Broome Station facility located near Caney, Kansas to its Coffeyville refinery. Crude oils sourced outside of the proprietary gathering system are delivered by common carrier pipelines into various terminals in Cushing, where they are blended and then delivered to the Broome

Station tank farm via a pipeline owned by Plains Pipeline L.P. ("Plains"). The petroleum business owns approximately (i) 1.5 million barrels of crude oil storage capacity that supports the gathering system and the Coffeyville refinery, (ii) 0.9 million barrels of crude oil storage capacity at the Wynnewood refinery and (iii) 1.5 million barrels of crude oil storage capacity in Cushing. The petroleum business also leases additional crude oil storage capacity of approximately (iv) 2.2 million barrels in Cushing, (v) 0.2 million barrels in Duncan, Oklahoma and (vi) 0.1 million barrels at the Wynnewood refinery. In addition to crude oil storage, the petroleum business owns over 4.5 million barrels of combined refined products and feedstocks storage capacity.
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
Crude oil is supplied to the Coffeyville and Wynnewood refineries through the wholly-owned gathering system and by pipeline. The petroleum business has continued to increase the number of barrels of crude oil supplied through its crude oil gathering system in 2016 and it now has the capacity of supplying over 70,000 bpd of crude oil to the refineries. For the year ended December 31, 2016, the gathering system supplied approximately 41% and 34% of the Coffeyville and Wynnewood refineries' crude oil demand, respectively.
Crude Oil Supply Agreement
On August 31, 2012, Coffeyville Resources Refining & Marketing, LLC ("CRRM") and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps the petroleum business to reduce its inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term. The Vitol Agreement currently extends through December 31, 2017.
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
Customers
Customers for the refined petroleum products primarily include retailers, railroads, and farm cooperatives and other refiners/marketers in Group 3 of the PADD II region because of their relative proximity to the refineries and pipeline access. The petroleum business sells bulk products to long-standing customers at spot market prices based on a Group 3 basis differential to prices quoted on the New York Mercantile Exchange ("NYMEX"), which are reported by industry market-related indices such as Platts and Oil Price Information Service.
The petroleum business also has a rack marketing business supplying product through tanker trucks directly to customers located in proximity to the Coffeyville and Wynnewood refineries, as well as to customers located at throughput terminals on refined products distribution systems run by Magellan and NuStar. Rack sales are at posted prices that are influenced by competitor pricing and Group 3 spot market differentials. Additionally, the Wynnewood refinery supplies jet fuel to the U.S. Department of Defense. For the year ended December 31, 2016, the two largest customers accounted for approximately 15% and 10% of the petroleum business net sales and approximately 54% of the petroleum business net sales were made to its ten largest customers.
Competition
The petroleum business competes primarily on the basis of price, reliability of supply, availability of multiple grades of products and location. The principal competitive factors affecting its refining operations are cost of crude oil and other feedstock costs, refinery complexity, refinery efficiency, refinery product mix and product distribution and transportation costs. The location of the refineries provides the petroleum business with a reliable supply of crude oil and a transportation cost advantage over its competitors. The petroleum business primarily competes against five refineries operated in the mid-continent region. In addition to these refineries, the refineries compete against trading companies, as well as other refineries located outside the region that are linked to the mid-continent market through an extensive product pipeline system. These competitors include refineries located near the Gulf Coast and the Texas panhandle region. The petroleum business refinery competition also includes branded, integrated and independent oil refining companies, such as Phillips 66 Company, HollyFrontier Corporation, CHS Inc., Valero Energy Corporation and Flint Hills Resources LLC.
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
Nitrogen Fertilizer Business
CVR's nitrogen fertilizer business consists of two nitrogen fertilizer manufacturing facilities which are located in Coffeyville, Kansas and East Dubuque, Illinois. The nitrogen fertilizer business produces and distributes nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. The principal products are UAN and ammonia, and all products are sold on a wholesale basis. The East Dubuque facility has the flexibility to vary its product mix enabling the East Dubuque facility to upgrade a portion of its ammonia production into varying amounts of UAN, nitric acid and liquid and granulated urea each season, depending on market demand, pricing and storage availability. The East Dubuque facility's product sales are heavily weighted toward sales of ammonia and UAN.
Raw Material Supply
The Coffeyville fertilizer facility was built in 2000 and uses a gasification process to convert pet coke to high purity hydrogen for subsequent conversion to ammonia. The Coffeyville nitrogen fertilizer facility's pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. During the past five years, over 70% of the Coffeyville nitrogen fertilizer facility's pet coke requirements on average were supplied by CVR Refining's adjacent crude oil refinery pursuant to a renewable long-term agreement. Historically the Coffeyville nitrogen fertilizer plant has obtained the remainder of its pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. CVR Partners is party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement expires in December 2017 and historically has been renewed annually. If necessary, there are other pet coke suppliers and the gasification process can be modified to operate on coal as an alternative, which provides an additional raw material source. There are significant supplies of coal within a 60-mile radius of the Coffeyville nitrogen fertilizer plant.
The East Dubuque facility uses natural gas to produce nitrogen fertilizer, primarily ammonia and UAN. The East Dubuque facility is able to purchase natural gas at competitive prices due to the plant’s connection to the Northern Natural Gas interstate pipeline system, which is within one mile of the facility, and the ANR Pipeline Company pipeline. The pipelines are connected to Nicor Inc.’s distribution system at the Chicago Citygate receipt point and at the Hampshire interconnect, respectively, from which natural gas is transported to the facility. Though the East Dubuque facility does not typically purchase natural gas for the purpose of resale, it may occasionally sell natural gas when purchase commitments exceed production requirements and/or storage capacities, or when the margin from selling natural gas significantly exceeds the margin from producing additional ammonia. The East Dubuque nitrogen fertilizer facility’s receipt point locations and access to the Chicago Citygate receipt point has allowed it to obtain relatively favorable natural gas prices for sales of excess natural gas due to its proximity to the stable residential demand for the commodity in Chicago, Illinois.

Distribution, Sales and Marketing
The primary geographic markets for the nitrogen fertilizer business' fertilizer products are Illinois, Kansas, Nebraska, Iowa and Texas. The nitrogen fertilizer business primarily markets the UAN products to agricultural customers and the ammonia products to agricultural and industrial customers.
UAN and ammonia are distributed by truck or by railcar. If delivered by truck, products are sold on a freight-on-board basis, and freight is normally arranged by the customer. The nitrogen fertilizer business leases and owns a fleet of railcars for use in product delivery, and, if delivered by railcar, the products are most commonly sold on a FOB destination point basis and the nitrogen fertilizer business typically arranges the freight.
The East Dubuque facility is located in northwest Illinois, in the corn belt. The East Dubuque nitrogen fertilizer facility primarily sells its product to customers located within 200 miles of the facility. In most instances, customers take delivery of nitrogen products at the East Dubuque nitrogen fertilizer facility and arrange and pay to transport them to their final destinations by truck. The East Dubuque nitrogen fertilizer facility has direct access to a barge dock on the Mississippi River as well as a nearby rail spur serviced by the Canadian National Railway Company.
The nitrogen fertilizer business offers agricultural products on a spot, forward or prepay basis and often uses forward sales of fertilizer products to optimize its asset utilization, planning process and production scheduling. These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that it proposes. The nitrogen fertilizer business uses this program to varying degrees during the year and between years depending on market conditions. Fixing the selling prices of nitrogen fertilizer products months in advance of their ultimate delivery to customers typically causes the nitrogen fertilizer business reported selling prices and margins to differ from spot market prices and margins available at the time of shipment.
Customers
The nitrogen fertilizer business sells UAN products to retailers and distributors. In addition, it sells ammonia to agricultural and industrial customers. Given the nature of its business, and consistent with industry practice, the nitrogen fertilizer business does not have long-term minimum purchase contracts with its UAN and ammonia customers.
For the year ended December 31, 2016, the top five customers of the nitrogen fertilizer business in the aggregate represented 32% of the nitrogen fertilizer business' net sales. The nitrogen fertilizer business' top two customers accounted for approximately each accounted for 10% of the nitrogen fertilizer business' net sales.
Competition
The nitrogen fertilizer business has experienced and expect to continue to meet significant levels of competition from current and potential competitors, many of whom have significantly greater financial and other resources. Competition in the nitrogen fertilizer industry is dominated by price considerations. However, during the spring and fall application seasons, farming activities intensify and delivery capacity is a significant competitive factor. The nitrogen fertilizer business maintains a large fleet of leased and owned railcars and seasonally adjusts inventory to enhance its manufacturing and distribution operations.
The nitrogen fertilizer business' major competitors include Agrium, Inc.; CF Industries Holdings, Inc., including its majority owned subsidiary Terra Nitrogen Company, LP.; Koch Nitrogen Company, LLC; and Potash Corporation of Saskatchewan, Inc. Domestic competition is intense due to customers' sophisticated buying tendencies and competitor strategies that focus on cost and service. The nitrogen fertilizer business also encounters competition from producers of fertilizer products manufactured in foreign countries. In certain cases, foreign producers of fertilizer who export to the United States may be subsidized by their respective governments.
Seasonality
Because the nitrogen fertilizer business primarily sells agricultural commodity products, its business is exposed to seasonal fluctuations in demand for nitrogen fertilizer products in the agricultural industry. As a result, the nitrogen fertilizer business typically generates greater net sales in the first half of each calendar year, which is referred to as the planting season, and its net sales tend to be lower during the second half of each calendar year, which is referred to as the fill season. In addition, the demand for fertilizers is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers who make planting decisions based largely on the prospective profitability of a harvest. The specific varieties and amounts of fertilizer they apply depend on factors like crop prices, the farmers' current liquidity, soil conditions, weather patterns and the types of crops planted.
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
Renewable Fuel Standards
Refer to Item 1A, "Risk Factors - Energy," If sufficient renewable identification numbers ("RINs") are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the United States Environmental Protection Agency's ("EPA") RFS mandates, the petroleum business' financial condition and results of operations could be materially adversely affected, and Note 17, "Commitments and Contingencies-Energy," to the consolidated financial statements for further discussion of Renewable Fuel Standards ("RFS") of the EPA.
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
The Wynnewood refinery has been the subject of a number of OSHA inspections since 2006. As a result of these inspections, the Wynnewood refinery entered into four OSHA settlement agreements in 2008, pursuant to which it has agreed to undertake certain studies, conduct abatement activities, and revise and enhance certain OSHA compliance programs. The remaining costs associated with implementing these studies, abatement activities and program revisions are not expected to exceed $1 million.
Refer to Note 17, "Commitments and Contingencies-Energy," to the consolidated financial statements for further discussion of OSHA matters related to the Wynnewood refinery boiler explosion.
Employees
As of December 31, 2016, our Energy segment had approximately 1,500 employees.
As of December 31, 2016, approximately 52% and 31% of the employees at CVR Refining and CVR Partners, respectively, were covered by collective bargaining agreements.

Railcar
Background
We conduct our Railcar segment through our majority ownership interests in American Railcar Industries, Inc. ("ARI") and our wholly owned subsidiary American Railcar Leasing, LLC ("ARL"). As of December 31, 2016, we owned approximately 62.2% of the total outstanding common stock of ARI.
Prior to February 29, 2016, we owned a 75% economic interest in ARL. On February 29, 2016, Icahn Enterprises entered into a contribution agreement with an affiliate of Mr. Icahn, to acquire the remaining 25% economic interest in ARL not already owned by us. Pursuant to this contribution agreement, we contributed 685,367 newly issued depositary units of Icahn Enterprises in exchange for the remaining 25% economic interest in ARL. As a result of the transaction, we own a 100% economic interest in ARL. This transaction was authorized by the independent committee of the board of directors of the general partner of Icahn Enterprises. The independent committee was advised by independent counsel and retained an independent financial advisor which rendered a fairness opinion. On October 2, 2013, we acquired the initial 75% economic interest in the newly capitalized ARL from an affiliate of Mr. Icahn. ARL was considered an entity under common control that required us to consolidate the financial results of ARL on an as-if-pooling basis.
On December 19, 2016, Icahn Enterprises entered into a definitive agreement to sell ARL to SMBC Rail Services LLC ("SMBC Rail"), a wholly owned subsidiary of Sumitomo Mitsui Banking Corporation, for cash based on (i) a value approximately $2.8 billion (subject to certain adjustments) and (ii) a fleet of approximately 29,000 railcars. The initial closing is expected to occur in the second quarter of 2017. For a period of three years thereafter, upon satisfaction of certain conditions, the sellers will have an option to sell, and SMBC Rail will have an option to buy, approximately 4,800 additional railcars. These approximately 4,800 railcars will be segregated and owned by a wholly owned subsidiary of ours. If the conditions to the option are satisfied, the purchase price for the approximately 4,800 additional railcars would be approximately $586 million at the time of the initial closing, which would bring the total sale price to approximately $3.4 billion (subject to certain adjustments). The sale is subject to customary closing conditions. Neither the sale nor the option are subject to any financing condition.
Business
ARI is a prominent North American designer and manufacturer of hopper and tank railcars. ARI provides its railcar customers with integrated solutions through a comprehensive set of high-quality products and related services through its manufacturing, leasing and railcar services operations. ARI's manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. ARI's railcar services consist of railcar repair, engineering and field services.
ARL is engaged in the business of leasing railcars to customers with specific requirements whose products require specialized railcars dedicated to transporting, storing, and preserving the integrity of their products. These products are primarily in the chemical, mineral, petrochemical, food and agriculture, and energy industries.
ARI’s and ARL’s railcar leasing business consists of railcars manufactured primarily by ARI and leased to third parties under operating leases. Currently, ARI’s leasing business is operated under lease management agreements with ARL through which ARL markets ARI’s railcars for sale or lease and acts as ARI’s manager to lease railcars on ARI’s behalf for a fee. In anticipation of the expected sale of ARL to SMBC Rail, as discussed above, ARI and ARL entered into a railcar management transition agreement to manage the transition, from ARL to ARI, of ARI's railcar leasing business. Subsequent to the initial closing date, ARI will market all of its railcars for sale or lease through ARI's sales and marketing staff who will also continue to sell its component products and railcar services.
ARI is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC that is publicly available.
Customers
Our Railcar segment’s primary customers include those that use railcars for freight transport, or shippers, leasing companies, industrial companies and Class I railroads. In servicing this customer base our Railcar segment believes its comprehensive railcar leasing and services offerings and its railcar components manufacturing operations will help our Railcar segment to further penetrate the general railcar manufacturing and leasing market.
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

ARI and ARL offer customers the option to lease their railcars through various leasing options. Maintenance of leased railcars can be provided, in part, through ARI's railcar repair and refurbishment facilities. The railcars in ARI's and ARL's lease fleet are leased to shippers with lease terms generally ranging from two to ten years. As of December 31, 2016, our Railcar segment's combined railcar lease fleet totaled 45,761 railcars, of which 11,153 pertained to ARI and 34,608 pertained to ARL. As discussed above, ARL will sell its fleet of railcars in multiple tranches (subsequent tranches subject to certain closing conditions), with the initial closing expected to occur in the second quarter of 2017.
ARI's railcar services group focuses on railcar repair, engineering and field services. Its primary customers for services provided by this group are leasing companies and shippers of specialty hopper and tank railcars. ARI's railcar services provide it insight into its customers' railcar needs. ARI uses this knowledge to improve its service and product offerings.
Competition
The North American railcar manufacturing industry has historically been extremely competitive. ARI competes primarily with Trinity Industries, Inc. ("Trinity"), The Greenbrier Companies, Inc., National Steel Car Limited, FreightCar America Inc. and Union Tank Car Company ("Union Tank"). Competitors have expanded and may continue to expand their capabilities in ARI's core railcar markets.
The railcar leasing industry has also historically been extremely competitive. Both ARI and ARL compete primarily with Wells Fargo Rail Corp., GATX Corp., CIT Group, Trinity and Union Tank in the railcar leasing market.
Employees
As of December 31, 2016, ARI had 2,159 full-time employees, of which approximately 8% were party to domestic collective bargaining agreements.
As of December 31, 2016, ARL had 54 full-time employees.

Gaming
Background
We conduct our Gaming segment through our majority ownership in Tropicana Entertainment Inc. ("Tropicana"), and as discussed below, effective February 26, 2016, our wholly owned subsidiary, Trump Entertainment Resorts Inc. ("TER") which owns the Trump Taj Mahal Casino Resort (the "Trump Taj Mahal"). The Trump Taj Mahal closed and ceased its casino and hotel operations on October 10, 2016.
Tropicana is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC that are publicly available.
As of December 31, 2016, we owned approximately 72.5% of the total outstanding common stock of Tropicana.
On September 9, 2014, TER and its subsidiaries filed voluntary Chapter 11 petitions in the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware. On February 26, 2016 (the "Effective Date"), TER emerged from bankruptcy. Icahn Enterprises was the sole holder of TER's senior secured debt. On the Effective Date, among other things, the existing pre-petition senior secured debt held by Icahn Enterprises was extinguished and converted into 100% of TER’s New Common Stock (as defined in the bankruptcy plan). As a result, we became the 100% owner of TER after reorganization and accordingly, obtained control and began consolidating the results of TER on February 26, 2016. TER owns the Trump Taj Mahal which closed and ceased its casino and hotel operations on October 10, 2016.
Business
Tropicana is an owner and operator of regional casino and entertainment properties located in the United States and one hotel, timeshare and casino resort located on the island of Aruba. On April 1, 2014, Tropicana acquired an additional casino resort in Missouri. Tropicana primarily caters to local and regional guests to provide a fun and exciting gaming environment with high-quality and high-value lodging, dining, retail and entertainment amenities. Tropicana's properties offer a broad array of gaming options specifically tailored for its patrons in each market. Tropicana's properties include the following casinos:

•	Tropicana Laughlin Hotel and Casino - Laughlin, Nevada;

•	Lumiére Place Casino - St. Louis, Missouri;

•	Montbleu Casino Resort & Spa - South Lake Tahoe, Nevada;

•	Tropicana AC - Atlantic City, New Jersey;

•	Tropicana Evansville - Evansville, Indiana;

•	Belle of Baton Rouge Casino and Hotel - Baton Rouge, Louisiana;

•	Tropicana Greenville - Greenville, Mississippi; and

•	Tropicana Aruba - Palm Beach, Aruba.
TER owns and operates Trump Taj Mahal which is located in Atlantic City, New Jersey. Trump Taj Mahal closed and ceased its casino and hotel operations on October 10, 2016. In addition, TER also owns an idled casino property in Atlantic City, New Jersey, Trump Plaza Hotel and Casino, which ceased operations in September 2014.
Competition
Our Gaming segment owns land-based and riverboat casino facilities in six states and one hotel, timeshare and casino resort located on the island of Aruba. Our Gaming segment competes with numerous casinos and casino hotels of varying quality and size in the markets in which its properties are located and with other forms of legalized gaming, including internet gaming, state-sponsored lotteries, racetracks, off-track wagering, video lottery, video poker terminals and card parlors. Our Gaming segment also competes with other non-gaming resorts and vacation areas, and with various other entertainment businesses. The casino entertainment business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity.
In most markets, our Gaming segment competes directly with other casino facilities operating in the immediate and surrounding market areas, including casinos located on Native American reservations. In some markets, our Gaming segment faces competition from nearby markets in addition to direct competition within its market areas.
Our Gaming segment believes competition in existing markets has intensified over the last several years, due to new markets opening for development, new properties opening in existing markets, and challenging economic conditions in certain markets. Many casino operators have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. The expansion of casino entertainment at existing properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors has increased competition in many markets in which our Gaming segment competes, and it expects this intense competition to continue.
Our Gaming segment's operating results can be adversely affected by costs associated with advertising, promotions and complimentary services to patrons, the amount and timing of which may be affected by the advertising and complimentary policies and actions of its properties' competitors and its efforts to keep pace with them. If our Gaming segment's operating revenues are insufficient to allow it to match the promotions of competitors, the number of its casino patrons may decline, which may have a material adverse effect on our Gaming segment's financial performance. In addition, some of Gaming segment's competitors have significantly greater financial resources than it does, and as a result our Gaming segment may not be able to successfully compete with them in the future.
Trademarks
Our Gaming segment uses a variety of trade names, service marks and trademarks and has all the rights and licenses necessary to conduct its continuing operations. Our Gaming segment has registered several service marks and trademarks with the United States Patent and Trademark Office or otherwise acquired the licenses to use those which are material to the conduct of its business. Tropicana owns the following federally registered trademarks or service marks that are material to its business: MontBleu, Aztar, Trop, Tropicana, Belle of Baton Rouge, Trop Advantage, the Quarter at Tropicana and Lumiére.
Tropicana Trademarks
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

Seasonality
Our Gaming segment's cash flows from operating activities are seasonal in nature. Operating results are traditionally the strongest in the third quarter and traditionally the weakest during the fourth quarter. Any excess cash flows achieved from operations during the peak seasons are used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that our Gaming segment is not able to generate excess cash flows during the peak seasons, it may not be able to fully subsidize non-peak seasons.
Governmental Regulation
The ownership and operation of Gaming segment's facilities are subject to pervasive regulation under the laws and regulations of each of the six states in which it operates as well as in Aruba where Tropicana operates a small casino. Gaming laws generally are based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on the gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry meet certain standards of character and fitness.
Typically, a jurisdiction's regulatory environment is established by statute and is administered by a regulatory agency with broad discretion to regulate, among other things, the affairs of owners, managers and persons with financial interests in gaming operations.
Licensing
Gaming laws require our Gaming segment and certain of its subsidiaries, as well as its directors, officers (with respect to corporations), managers (with respect to limited liability companies), and certain other key employees and, in some cases, certain of its shareholders (with respect to corporations), members (with respect to limited liability companies), and holders of debt securities, to obtain licenses, findings of suitability or other approvals from gaming authorities. Licenses or findings of suitability typically require a determination that the applicant is suitable or otherwise qualified to hold the license or the finding of suitability necessary to hold equity, debt securities or position with the gaming licensee or its affiliated entities. Where not mandated by statute, rule or regulation, gaming authorities generally have broad discretion in determining who must come forward for suitability and whether an applicant qualifies for licensing or should be deemed suitable or otherwise qualified.
Other Regulations
Our Gaming segment is subject to various federal, state and local laws and regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, currency transactions, employees, taxation, zoning and building codes, marketing and advertising, vessels and permanently moored craft. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect Tropicana's business.
Employees
As of December 31, 2016, Tropicana had approximately 7,000 employees and had collective bargaining agreements with several unions covering approximately 2,600 of those employees, substantially all of whom are employed at Tropicana AC, Lumiére Place Casino, Belle of Baton Rouge and Tropicana Evansville.
As of December 31, 2016, TER had approximately 179 employees.

Metals
Background
We conduct our Metals segment through our indirect wholly owned subsidiary, PSC Metals, Inc. (“PSC Metals”).
PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms, and supplies the recycled metals to its customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. These services are provided through PSC Metals' recycling facilities located in seven states. PSC Metals also operates a steel products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets.

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
Customers
Our Metals segment had two customers in 2016 that represented approximately 25% of its net sales, one of which individually accounted for approximately 18% of its net sales. No other customer accounted for more than 7% of our Metals segment's net sales in 2016.
Employees
As of December 31, 2016, PSC Metals had 534 employees, of which 91 employees were covered by collective bargaining agreements.

Mining
Background
We conduct our Mining segment through our majority ownership in Ferrous Resources Ltd ("Ferrous Resources"). As discussed below, we obtained control of and consolidated the results of Ferrous Resources during the second quarter of 2015.
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
In response to the depressed iron ore price environment, Ferrous Resources decided to temporarily suspend Esperança's and Santanense's operations in the first quarter of 2015 in order to study alternatives to further reduce cost of production and improve product quality and therefore to improve profitability and margin per metric ton.
Acquisition
On April 25, 2015 we entered into an agreement which provided that we would launch a tender offer to purchase any and all of the outstanding shares of Ferrous Resources for $0.36 per share and backstop a certain rights offering of up to $40 million.
Prior to the tender offer, we owned approximately 14.1% of the total outstanding shares of Ferrous Resources. As a result of the tender offer, we obtained control of Ferrous Resources through the purchase of additional shares of Ferrous Resources on June 8, 2015 (the acquisition date), and additional shares of Ferrous Resources on June 26, 2015 for a combined aggregate tender consideration of $180 million. In addition, on June 26, 2015, pursuant to a certain rights offering, we purchased additional shares of Ferrous Resources for an aggregate consideration of $29 million.
As of December 31, 2016, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources.
Strategy
The economic viability of Ferrous Resources' business is highly dependent on the market price of iron ore. Ferrous Resources' longer-term strategy is to produce and sell iron ore products in the domestic Brazilian market, as well as to the export markets, principally China, Japan, Korea, the Middle East and also potentially Europe. Future revenues will depend on Brazilian and global demand levels for iron ore, iron ore international sales prices, the type of iron ore product it sells and the iron content of those products. Iron ore prices (including sale prices in Brazil) are largely driven by global demand for crude steel, the primary driver for iron ore demand.
For Ferrous Resources, the key performance driver has historically been from demand for raw materials from Chinese steelmakers.  For the year ended December 31, 2016, Ferrous Resources has been concentrating on sales in Brazil, where the best margins are being captured. During 2016, both domestic and global steel industries showed stability on low to mid prices as steel mills' utilization rates have not recovered and iron ore prices remain weak.
Competition
The iron ore industry is characterized by intense competition and a high level of market concentration. Ferrous Resources competes with a number of large international mining companies, many of which have mineral and financial resources substantially greater than those of Ferrous Resources.
Customers
Ferrous Resources currently sells its products in the domestic Brazilian market to three main customers, one of which accounted for 67% of our Mining segment's net sales for the year ended December 31, 2016.
Employees
As of December 31, 2016, Ferrous Resources had 988 employees.

Food Packaging
Background
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). As of December 31, 2016, we owned approximately 74.6% of the total outstanding common stock of Viskase.

Business
Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. Viskase currently operates ten manufacturing facilities, six distribution centers and three service centers throughout North America, Europe, South America and Asia. Viskase provides value-added support services relating to these products for some of the world's largest global consumer products companies. Viskase believes it is one of the two largest worldwide producers of non-edible cellulosic casings for processed meats and one of the three largest manufacturers of non-edible fibrous casings.
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
International
As of December 31, 2016, Viskase had eight manufacturing or finishing facilities located outside the continental United States: Monterrey, Mexico; Beauvais, France; Thâon-les-Vosges, France; Caronno, Italy; Warsaw, Poland; Swiecie, Poland; Clark Freeport Zone, Philippines; and Atibaia, Brazil. Viskase continues to explore opportunities to expand in emerging markets. Net sales from customers located outside the United States represented approximately 70% of its total net sales in 2016. Viskase's operations in France are responsible for distributing products, directly or through distributors, in Europe, Africa, the Middle East and parts of Asia. While overall consumption of processed meat products in North America and Western Europe is stable, market growth is driven by increasing demand in Eastern Europe, South America and the Asia Pacific region.
Employees
As of December 31, 2016, Viskase had 1,931 employees worldwide, of which 437 employees were covered under collective bargaining agreements.

Real Estate
Background
Our Real Estate operations consist of rental real estate, property development and associated club activities.
Our rental real estate operations consist primarily of office and industrial properties leased to single corporate tenants. As of December 31, 2016, we owned 15 commercial rental real estate properties. Historically, substantially all of our real estate assets leased to others have been net-leased under long-term leases. With certain exceptions, these tenants are required to pay all expenses relating to the leased property and, therefore, we are typically not responsible for payment of expenses, including maintenance, utilities, taxes, insurance or any capital items associated with such properties.
Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor development property in Vero Beach, Florida include land for future residential development of approximately 272 and 1,128 units of residential housing, respectively. Both our developments operate golf and club operations as well. During the year ended December 31, 2015, we sold the Oak Harbor development and operations in Vero Beach, Florida, which was historically operated as part of the Grand Harbor development property. Our long-term investment horizon and operational expertise allow us to acquire properties with limited current income and complex entitlement and development issues.
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
Employees
As of December 31, 2016, our Real Estate segment had 146 employees. No employees are covered by collective bargaining agreements.

Home Fashion
Background
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint Home LLC (“WPH”).
We acquired a controlling interest in WestPoint International, Inc. ("WPI") out of bankruptcy during 2005. During 2011, we acquired additional shares of WPI common stock and through a series of related transactions, became the sole owner of WPI. Effective as of March 1, 2012, pursuant to an internal reorganization, WestPoint Home, Inc. (a wholly owned indirect subsidiary of WPI, which had previously comprised our Home Fashion business) merged into our newly created wholly owned indirect subsidiary (which was formed as a Delaware limited liability company solely for the purposes of such merger) and continued its business as a limited liability company under the name WestPoint Home LLC. In referencing WPH, we refer to WestPoint Home Inc. and WestPoint Home LLC interchangeably because the business profile of our Home Fashion segment's business did not change as a result of this reorganization.
Business
WPH's business consists of manufacturing, sourcing, marketing, distributing and selling home fashion consumer products. WPH differentiates itself in the home fashion textile industry based on its 200 plus-year heritage of providing its customers with: (1) a full assortment of home fashion products; (2) good customer service; (3) a superior value proposition; and (4) branded and private label products with strong consumer recognition. WPH markets a broad range of manufactured and sourced bed, bath, basic bedding and other textile products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, bath and beach towels, bath accessories, bed skirts, bed pillows, flocked blankets, woven blankets and throws and mattress pads.
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
Strategy
Beginning with its purchase of the assets of WestPoint Stevens in 2005, WPH has been focused on restructuring its business by reducing costs and improving profitability.  WPH's restructuring process has taken several years and remains on-going.  These actions have included moving manufacturing operations overseas, reducing labor costs, attempting to source goods at lower prices and addressing unfavorable licensing arrangements. WPH has also been focused on significant restructuring in the United States, which has included streamlining its merchandising, sales, customer service, finance divisions and its distribution process.
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
The percentage of WPH's net sales derived from the sale of private label branded and unbranded products for 2016 was approximately 40%. For 2016, the percentage of WPH net sales derived from sales under brands it owns and controls was approximately 38%, and the percentage of WPH net sales derived from sales under brands owned by third parties pursuant to licensing arrangements with WPH was approximately 22%.
Customers
WPH sells its home fashion products to, chain stores, mass merchants, department stores, specialty stores and warehouse clubs, both domestically and internationally. During 2016, WPH's top five customers accounted for approximately 66% of its net sales, one of which individually accounted for approximately 26% of its net sales.
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
Employees
As of December 31, 2016, WPH had 2,244 employees worldwide.

Holding Company
We seek to invest our available cash and cash equivalents in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses.
As of December 31, 2016, we had investments with a fair market value of approximately $1.7 billion in the Investment Funds. We may redeem our direct investment in the Investment Funds upon notice.
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
Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises and Icahn Enterprises Holdings, and approximately 90.1% of Icahn Enterprises' outstanding depositary units as of March 1, 2017, and, as a result, has the ability to influence many aspects of our operations and affairs.
Mr. Icahn’s estate has been designed to assure the stability and continuation of Icahn Enterprises with no need to monetize his interests for estate tax or other purposes. In the event of Mr. Icahn’s death, control of Mr. Icahn’s interests in Icahn Enterprises and its general partner will be placed in charitable and other trusts under the control of senior Icahn executives and family members. However, there can be no assurance that such planning will be effective.
Mr. Icahn is currently serving as a special advisor to President Donald J. Trump on issues relating to regulatory reform.
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
The market for Icahn Enterprises' securities, including our depositary units, may be subject to disruptions that could cause substantial volatility in their prices. In general, economic crises have caused substantial market volatility and unrest. Any such disruptions or future volatility may adversely affect the value of our securities, including our depositary units.
Future cash distributions to Icahn Enterprises' unitholders, if any, can be affected by numerous factors.
While we made cash distributions to Icahn Enterprises' unitholders in each of the four quarters of 2015, the payment of future distributions will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered.
Our ability to pay distributions will depend on numerous factors, including the availability of adequate cash flow from operations; the proceeds, if any, from divestitures; our capital requirements and other obligations; restrictions contained in our financing arrangements, including the indentures governing our senior notes; and our issuances of additional equity and debt securities. The availability of cash flow in the future depends as well upon events and circumstances outside our control, including prevailing economic and industry conditions and financial, business and similar factors. No assurance can be given that we will be able to make distributions or as to the timing of any distribution. If distributions are made, there can be no assurance that holders of depositary units may not be required to recognize taxable income in excess of cash distributions made in respect of the period in which a distribution is made.
Holders of Icahn Enterprises' depositary units have limited voting rights, including rights to participate in our management.
Our general partner manages and operates Icahn Enterprises. Unlike the holders of common stock in a corporation, holders of Icahn Enterprises' outstanding depositary units have only limited voting rights on matters affecting our business. Holders of depositary units have no right to elect the general partner on an annual or other continuing basis, and our general partner generally may not be removed except pursuant to the vote of the holders of not less than 75% of the outstanding depositary units. In addition, removal of the general partner may result in a default under the indentures governing our senior notes. As a result, holders of our depositary units have limited say in matters affecting our operations and others may find it difficult to attempt to gain control or influence our activities.

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
Our ability to make payments on and to refinance our indebtedness, to pay cash distributions with respect to Icahn Enterprises' depositary units and to fund operations depends on existing cash balances and our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.
Our current businesses and businesses that we acquire may not generate sufficient cash to service our debt. In addition, we may not generate sufficient cash flow from operations or investments and future borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. As of December 31, 2016, approximately $3.2 billion of required payments will come due in the three-year period ending December 31, 2019 with the first maturity date occurring on March 15, 2017. This amount includes interest on our senior notes as well as principal and interest on mortgages payable, including our 3.5% senior unsecured notes due 2017. As further discussed in Note 18, "Subsequent Events," to the consolidated financial statements, we refinanced all of our 3.5% senior unsecured notes due 2017 in January 2017.
Because credit ratings are an important factor influencing our ability to access capital and the terms of any new indebtedness, including covenants and interest rates, our ability to refinance our indebtedness could be adversely affected if our credit ratings were downgraded. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
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
For example, as of the date of this Report, excluding special dividends, we have received approximately $659 million in dividends from CVR since January 1, 2013. Since January 1, 2013, dividends from CVR have been the predominant source of cash flow from our subsidiaries. Also see ‘‘Risk Factors - Energy - Instability and volatility in the capital, credit and commodity markets in the global economy could negatively impact our Energy segment’s business, financial condition, results of operations and cash flows’’ below.
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
As of December 31, 2016, we and our subsidiaries had debt of approximately $11.1 billion, of which approximately $5.5 billion pertained to our Holding Company. In connection with the ARL Initial Sale, as described in Note 1, "Description of Business and Basis of Presentation - Agreement to Sell ARL," our Railcar segment had debt outstanding of approximately $1.7 billion classified within liabilities held for sale on the consolidated balance sheet as of December 31, 2016, which represented the entire debt balance relating to ARL.
In the future, we and Icahn Enterprises Holdings may incur additional indebtedness if we comply with certain financial tests contained in the indentures that govern our senior notes. However, our subsidiaries other than Icahn Enterprises Holdings are not subject to any of the covenants contained in the indentures governing our senior notes. If new debt is added to our and our subsidiaries' current levels, the related risks that we, and they, now face could intensify. In addition, under the indenture governing our senior notes, certain important events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a change of control.
As of December 31, 2016, based on covenants in the indenture governing our senior notes, we were not permitted to incur additional indebtedness other than subject to certain exceptions.
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
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 90.1% of Icahn Enterprises' outstanding depositary units as of March 1, 2017. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF Industries LLC ("ACF"), a related party in which Mr. Icahn has a direct ownership interest exceeding 80%, and Federal-Mogul are the sponsors of several pension plans. ACF is a manufacturer and fabricator of specialty railcar parts and miscellaneous steel products from which certain of our subsidiaries purchase parts and steel products. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2016 and 2015. If the plans were voluntarily terminated, they would be underfunded by approximately $613 million and $589 million as of December 31, 2016 and 2015, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
We may become taxable as a corporation.
We believe that we have been and are properly treated as a partnership for federal income tax purposes. This allows us to pass through our income and deductions to our partners. However, the Internal Revenue Service ("IRS") could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code, as amended. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, oil and gas revenues, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was qualifying income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute qualifying income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. If less than 90% of our gross income constitutes qualifying income, we may be subject to corporate tax on our net income, at a Federal rate of up to 35% plus possible state taxes. Further, if less than 90% of our gross income constituted qualifying income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes. The cost of paying federal and possibly state income tax, either for past years or going forward could be a significant liability and would reduce our funds available to make distributions to holders of units, and to make interest and principal payments on our debt securities. To meet the qualifying income test we may structure transactions in a manner which is less advantageous than if this were not a consideration, or we may avoid otherwise economically desirable transactions.
As a result of the 2016 U.S. election and ongoing activity in the U.S. Congress on tax reform proposals, there is a heightened possibility of significant changes to the U.S. federal income tax laws. From time to time, legislative proposals have been introduced that, if enacted, could have a material and adverse effect on us. These proposals have included taxing publicly traded partnerships engaged in the Investment segment, such as us, as corporations and introducing substantive changes to the definition of qualifying income, which could make it more difficult or impossible to for us to meet the exception that allows publicly traded partnerships generating qualifying income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes. It is unclear when or if such legislation would be introduced, whether or not such legislation would be enacted, what specific provisions would be included or what the effective date would be, and as a result the ultimate impact on us of such legislation is uncertain. It is possible that if carried interest legislation were enacted we would be treated as an association, taxable as a corporation, which would materially increase our taxes. As an alternative, we might be required to restructure our operations, and possibly dispose of certain businesses, in order to avoid or mitigate the impact of any such legislation.
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
If we discover material weaknesses or significant deficiencies in our internal controls over financial reporting or at any recently acquired entity, it may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws, which also could affect the market price of our depositary units or our ability to remain listed on the NASDAQ Global Select Market, or NASDAQ.
Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. A “material weakness” is a significant deficiency or combination of significant deficiencies in internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected and corrected on a timely basis. A “significant deficiency” is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention of those responsible for oversight of our financial reporting.
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
We are a limited partnership and a ‘‘controlled company’’ within the meaning of the NASDAQ rules and as such are exempt from certain corporate governance requirements.
We are a limited partnership and ‘‘controlled company’’ pursuant to Rule 5615(c) of the NASDAQ listing rules. As such we have elected, and intend to continue to elect, not to comply with certain corporate governance requirements of the NASDAQ listing rules, including the requirements that a majority of the board of directors consist of independent directors and that independent directors determine the compensation of executive officers and the selection of nominees to the board of directors. We do not maintain a compensation or nominating committee and do not have a majority of independent directors. James L. Nelson, William A. Leidesdorf and Jack G. Wasserman currently serve on our audit committee and we believe that they are each are ‘‘independent’’ within the meaning of Rule 5605(a)(2) of the NASDAQ listing rules and Rule 10A-3 under the Exchange Act. Accordingly, while we remain a controlled company and during any transition period following a time when we are no longer a controlled company, the NASDAQ listing rules do not provide the same corporate governance protections applicable to stockholders of companies that are subject to all of the NASDAQ listing requirements.
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
Risks Relating to Our Business
General
In addition to the risk factors specific to each of our businesses set forth below, all of our businesses are subject to the effects of the following:

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
We and our subsidiaries are subject to cybersecurity risks and other cyber incidents resulting in disruption.
Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. We and our subsidiaries depend on information technology systems.  In addition, certain of our subsidiaries, including in our Gaming segment, collect, process and retain sensitive and confidential customer information in the normal course of business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism or other events. Any disruption of our systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect our results of operations.

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
At any given time, the Investment Funds' assets may become highly concentrated within a particular company, industry, asset category, trading style or financial or economic market. In that event, the Investment Funds' investment portfolio will be more susceptible to fluctuations in value resulting from adverse economic conditions affecting the performance of that particular company, industry, asset category, trading style or economic market than a less concentrated portfolio would be. As a result, the Investment Funds' investment portfolio could become concentrated and its aggregate return may be volatile and may be affected substantially by the performance of only one or a few holdings.
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
For reasons not necessarily attributable to any of the risks set forth in this Report (e.g., supply/demand imbalances or other market forces), the prices of the securities in which the Investment Funds invest may decline substantially. In particular, purchasing assets at what may appear to be undervalued levels is no guarantee that these assets will not be trading at even more undervalued levels at a future time of valuation or at the time of sale.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Reform Act, was enacted into law in July 2010, resulted in regulations affecting almost every part of the financial services industry.
The regulatory environment in which our Investment segment operates is subject to further regulation in addition to the rules already promulgated, including the Reform Act. Our Investment segment may be adversely affected by the enactment of new or revised regulations, or changes in the interpretation or enforcement of rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Such changes may limit the scope of investment activities that may be undertaken by the Investment Funds' managers. Any such changes could increase the cost of our Investment segment's doing business and/or materially adversely impact our profitability. Additionally, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges have taken and are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Investment Funds and the Investment segment could be substantial and adverse.
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

Automotive
Our Automotive segment has substantial indebtedness, which could restrict its business activities and could subject it to significant interest rate risk.
Our Automotive segment is permitted by the terms of its debt instruments to incur additional indebtedness, subject to the restrictions therein. Our Automotive segment's inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, including approximately $700 million of indebtedness that matures in 2018, would have a material adverse effect on our Automotive segment’s business, financial condition and results of operations.  In addition, covenants in our Automotive segment’s debt agreements could limit its ability to engage in certain transactions and pursue its business strategies, which could adversely affect its liquidity. See Note 10, "Debt - Automotive" to the consolidated financial statements for further discussion.
Our Automotive segment's indebtedness could:

•
limit our Automotive segment's ability to borrow money for working capital, capital expenditures, debt service requirements or other corporate purposes, guarantee additional debt or issue redeemable, convertible of preferred equity;

•
limit our Automotive segment's ability to make distributions or prepay its debt, incur liens, enter into agreements that restrict distributions from restricted subsidiaries, sell or otherwise dispose of assets (including capital stock of subsidiaries), enter into transactions with affiliates and merger, consolidate or sell substantially all of its assets;

•
require our Automotive segment to dedicate a substantial portion of its cash flow to payments on indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;

•	increase our Automotive segment's vulnerability to general adverse economic and industry conditions; and

•	limit our Automotive segment's ability to respond to business opportunities.
A significant portion of Automotive segment's indebtedness accrues interest at variable rates. To the extent market interest rates rise, the cost of our Automotive segment's debt would increase, thereby adversely affecting our Automotive operations.
Federal-Mogul’s restructuring activities and strategic initiatives may affect its short-term liquidity and may not result in the anticipated synergies and cost savings.
Federal-Mogul is pursuing a number of organic and inorganic growth activities, restructuring plans, and strategic initiatives to increase and improve its business and profitability. Federal-Mogul's management believes these activities will enhance its long term shareholder value; however, the investment to effectuate these activities may have an effect on Federal-Mogul's short term liquidity and may create the need for additional borrowing which may be at higher interest rates given its current level of indebtedness. In addition, it is possible the achievement of expected synergies and cost savings associated with Federal-Mogul’s restructuring activities will require additional costs or charges to earnings in future periods. It is also possible the expected synergies or returns from strategic initiatives may not be achieved. Any costs or charges could adversely affect Federal-Mogul's business, results of operations, liquidity, and financial condition.
Our Automotive segment may pursue acquisitions or other affiliations that involve inherent risks, any of which may cause it not to realize anticipated benefits, and it may have difficulty integrating the operations of any companies that may be acquired, which may adversely affect our Automotive segment’s operations.
In the past, our Automotive segment has grown through acquisitions and may make additional acquisitions in the future as part of its business strategy. The full benefits of these acquisitions, however, require integration of manufacturing, administrative, financial, sales, and marketing approaches and personnel. If our Automotive segment is unable to successfully integrate its acquisitions, it may not realize the benefits of the acquisitions, its financial results may be negatively affected, or additional cash may be required to integrate such operations.
In the future, our Automotive segment may not be able to successfully identify suitable acquisition or affiliation opportunities or complete any particular acquisition, combination, affiliation or other transaction on acceptable terms. Our Automotive segment's identification of suitable acquisition candidates and affiliation opportunities and the integration of acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. Such risks include the effects on our Automotive segment's business, diversion of management’s attention and risks associated with unanticipated problems or unforeseen liabilities, and may require significant financial resources that would otherwise be used for the ongoing development of Automotive segment's business.
The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. These difficulties could be further increased to the extent our Automotive segment pursues acquisition or affiliation opportunities internationally. Our Automotive segment may not be effective in retaining key employees or customers of the combined businesses. Our Automotive segment may face integration issues pertaining to the internal controls and operations functions of the acquired companies and also may not realize cost efficiencies or synergies that were anticipated when selecting the acquisition candidates. Our Automotive segment may experience managerial or other conflicts with its affiliation partners. Any of these items could adversely affect our Automotive segment’s results of operations.
Our Automotive segment’s failure to identify suitable acquisition or affiliation opportunities may restrict its ability to grow its business. If our Automotive segment is successful in pursuing future acquisitions or affiliations, it may be required to expend significant funds, incur additional debt and/or issue additional securities, which may materially adversely affect results of operations. If our Automotive segment spends significant funds or incurs additional debt, its ability to obtain financing for working capital or other purposes could decline and it may be more vulnerable to economic downturns and competitive pressures.
Our Automotive segment depends on its relationships with its suppliers and a disruption of these relationships or of its suppliers' operations could have a material adverse effect on our Automotive segment's business and results of operations.
Our Automotive segment's business depends on developing and maintaining productive relationships with its suppliers. Many factors outside our Automotive segment's control may harm these relationships. For example, financial difficulties that some of our Automotive segment's suppliers may face could increase the cost of the products it purchases from them or might interrupt its source of supply. A disruption of our Automotive segment's supplier relationships or a disruption in our Automotive segment's suppliers' operations could have a material adverse effect on our Automotive segment's business and results of operations.
Adverse conditions in the automotive market adversely affect demand for our Automotive segment's products and expose it to credit risks of its customers.
Our Automotive segment's revenues are closely tied to global OE automobile sales, production levels and independent aftermarket parts replacement activity. The OE market is characterized by short-term volatility, with overall expected long-term growth in global vehicle sales and production. Automotive production in the local markets served by our Automotive segment can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory and legislative oversight requirements and trade agreements. A variation in the level of automobile production would affect not only sales to OE customers but, depending on the reasons for the change, could impact demand from aftermarket customers. In addition, aftermarket demand is affected by various factors, including the size and composition of the vehicle population and vehicle usage. Our Automotive operations could be adversely affected if they fail to respond in a timely and appropriate manner to changes in the demand for their products or if they are not able to timely identify or address financial distress of their aftermarket customers.
Accounts receivable potentially subject our Automotive segment to concentrations of credit risk. In particular, Federal-Mogul's customer base includes virtually every significant global automotive manufacturer, numerous Tier 1 automotive suppliers and a large number of distributors and installers of automotive aftermarket parts. Consolidation in the automotive aftermarket may lead to financial distress for financially weaker customers of our Automotive segment's operations which, coupled with payment terms that are typically longer than in the OE market, could have a negative effect on Automotive segment's financial results.
Consolidation and market power of our Automotive segment's independent aftermarket customers could negatively affect its financial performance.
Our Automotive segment's independent aftermarket customers are continuing to consolidate and gain purchasing power and the ability to demand extended payment terms and other pricing concessions. If these trends continue the financial results of our Automotive segment's aftermarket business could be negatively affected.
Federal-Mogul's operations in foreign countries exposes our Automotive segment to risks related to economic and political conditions, currency fluctuations and import/export restrictions.
As a global business operating in a time of increasing global economic and political instability, we are exposed to global market risks, the consequences of which cannot always be anticipated or quantified. One example is the recent decision of voters in the United Kingdom to withdraw from the European Union (referred to as “Brexit”). While any ultimate effects of Brexit on the Company are difficult to predict (particularly given the potentially lengthy negotiation period to accomplish a formal withdrawal), because we currently conduct business in the United Kingdom and in Europe, the results of the referendum and any eventual withdrawal could cause disruptions and create uncertainty for our businesses, including affecting our relationships with our customers and suppliers, and could also alter the relationship among currencies, including the value of the British Pound relative to the US Dollar. Such disruptions and uncertainties could adversely affect our financial condition, operating results and cash flows. Any ultimate effects of Brexit on Federal-Mogul will also depend on whether the UK negotiates to retain access to European Union markets either during a transitional period or more permanently. The failed coup attempt in Turkey, a country in which Federal-Mogul has various ownership and economic interests, is another example of a recent global political development for which any potential consequences for Federal-Mogul are uncertain. These and other developments may increase volatility in the results our operations and may adversely affect our financial condition. Federal-Mogul has manufacturing and distribution facilities in many countries. International operations are subject to certain risks including:

•	exposure to local economic conditions;

•	exposure to local political conditions (including the risk of seizure of assets by foreign governments);

•	currency exchange rate fluctuations (including, but not limited to, material exchange rate fluctuations, such as devaluations) and currency controls;

•	export and import restrictions;

•	restrictions on ability to repatriate foreign earnings;

•	labor unrest; and

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting inappropriate payments.
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
Federal-Mogul is exposed to a risk of gain or loss from changes in foreign exchange rates whenever Federal-Mogul, or one of its foreign subsidiaries, enters into a purchase or sales agreement in a currency other than its functional currency. While Federal-Mogul reduces such exposure by matching most revenues and costs within the same currency, changes in exchange rates could affect our Automotive operations.
Changes in tax law or trade agreements and new or changed tariffs could have a material adverse effect on our Automotive segment.
Changes in U.S. political, regulatory and economic conditions and/or changes in laws and policies governing U.S. tax laws, foreign trade (including trade agreements and tariffs), manufacturing, and development and investment in the territories and countries where our Automotive segment or its customers operate could adversely affect our Automotive segment's operating results and its business.
Federal-Mogul conducts operations through joint ventures which may contain various contractual restrictions and require approval for certain actions by its joint venture partners.
Certain of Federal-Mogul’s operations, including emerging markets, are conducted through joint ventures and strategic alliances. With respect to these joint ventures, Federal-Mogul may share ownership and management responsibilities with one or more partners that may not share the same goals and objectives. Operating a joint venture requires Federal-Mogul to operate the business pursuant to the terms of the agreement that was entered into with the joint venture partners, as well as to share information and decision making. Additional risks associated with joint ventures include one or more partners failing to satisfy contractual obligations, conflicts arising between the joint venture partners, a change in the ownership of any of the joint venture partners and our limited ability to control compliance with applicable rules and regulations, including the Foreign Corrupt Practices Act and related rules and regulations. Additionally, Federal-Mogul’s ability to sell its interest in a joint venture may be subject to contractual and other limitations. Accordingly, any such occurrences could adversely affect our Automotive segment's financial condition, operating results and cash flows.
Adverse conditions in the automotive market adversely affect demand for our Automotive segment's products and exposes it to credit risks of its customers.
The revenues of our Automotive segment’s operations are closely tied to global OE automobile sales, production levels, and independent aftermarket parts replacement activity. The OE market is characterized by short-term volatility, with overall expected long-term growth in global vehicle sales and production. Automotive production in the local markets served by Automotive segment can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory and legislative oversight requirements and trade agreements. A variation in the level of automobile production would affect not only sales to OE customers but, depending on the reasons for the change, could affect demand from aftermarket customers. In addition, aftermarket demand is affected by various factors, including the size and composition of the vehicle population and vehicle usage. Our Automotive segment’s results of operations and financial condition could be adversely affected if our Automotive segment fails to respond in a timely and appropriate manner to changes in the demand for its products or if our Automotive segment is not able to timely identify or address financial distress of its aftermarket customers.
Accounts receivable potentially subject our Automotive segment to concentrations of credit risk. Our Automotive segment’s customer base includes virtually every significant global automotive manufacturer, numerous Tier 1 automotive suppliers, and a large number of distributors and installers of automotive aftermarket parts. Consolidation in the automotive aftermarket may lead to financial distress for financially weaker customers of our Automotive segment which, coupled with payment terms that are typically longer than in the OE market, could have a negative effect on our Automotive segment’s financial results.
Consolidation, increased market power, and potential conflicts with our Automotive segment’s independent aftermarket customers could negatively affect our Automotive segment’s financial performance.
Our Automotive segment’s independent aftermarket customers are continuing to consolidate and gain purchasing power and the ability to demand extended payment terms and other pricing concessions. If these trends continue, the financial results of could adversely affect our Automotive segment. In addition, certain of our Automotive segment’s strategic initiatives, including its strategy of supporting its branded products, strategy of supporting new distribution channels and enhancing its distribution and category management capabilities, or its strategic affiliation with certain competitors, may not align with the interest of customers.  As a result, aftermarket customers may reduce their business with our Automotive segment based on perceived channel conflict.
Our Automotive segment is subject to possible insolvency of its financial counterparties.
Our Automotive segment engages in numerous financial transactions and contracts including insurance policies, letters of credit, credit line agreements, financial derivatives, and investment management agreements involving various counterparties. Our Automotive segment is subject to the risk that one or more of these counterparties may become insolvent and therefore be unable to discharge its obligations under such contracts.
The automotive industry is highly competitive and our Automotive segment's success depends upon its ability to compete effectively in the market.
Our Automotive segment operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology, and service. In addition, customers continue to require periodic price reductions that require our Automotive segment to continually assess, redefine and improve its operations, products, and manufacturing capabilities to maintain and improve profitability. In addition, Automotive competitors’ efforts to increase their market share could exert additional downward pressure on product pricing and margins. There can be no assurance our Automotive segment will be able to compete effectively in the automotive market.
Federal-Mogul's pension obligations and other post-employment benefits could adversely affect its operating margins and cash flows.
The automotive industry, like other industries, continues to be affected by the rising cost of providing pension and other post-employment benefits. In addition, Federal-Mogul sponsors certain defined benefit plans worldwide that are underfunded and will require cash payments. If the performance of the assets in the pension plans does not meet our expectations, or other actuarial assumptions are modified, Federal-Mogul's required contributions may be higher than it expects.
Certain disruptions in supply of and changes in the competitive environment for raw materials could adversely affect Federal-Mogul's operating margins and cash flows.
Federal-Mogul purchases a broad range of materials, components, and finished parts. Federal-Mogul also uses a significant amount of energy, both electricity and natural gas, in the production of its products. A significant disruption in the supply of these materials, supplies, and energy or the failure of a supplier with whom Federal-Mogul has established a single source supply relationship could decrease production and shipping levels, materially increase operating costs and materially adversely affect profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor or transportation in the markets where Federal-Mogul purchases material, components, and supplies for the production of products or where the products are produced, distributed or sold, whether as a result of labor strife, war, further acts of terrorism or otherwise, in each case may adversely affect profitability.

In recent periods there have been significant fluctuations in the prices of aluminum, copper, lead, nickel, platinum, resins, steel, other base metals and energy which have had and may continue to have an unfavorable effect on Federal-Mogul’s business. Any continued fluctuations in the price or availability of energy and materials may have an adverse effect on our Automotive segment's results of operations or financial condition. To address increased costs associated with these market forces, a number of Federal-Mogul's suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge, some suppliers claim they will be unable to provide adequate supply. Competitive and marketing pressures may limit Federal-Mogul’s ability to pass some of the supply and material cost increases on to its customers and may prevent it from doing so in the future. Furthermore, Federal-Mogul's customers are generally not obligated to accept price increases it may desire to pass along to them. This inability to pass on price increases to customers when material prices increase rapidly or to significantly higher than historic levels could adversely affect our Automotive segment's operating margins and cash flow, possibly resulting in lower operating income and profitability.
Federal-Mogul's hedging activities to address commodity price fluctuations may not be successful in offsetting future increases in those costs or may reduce or eliminate the benefits of any decreases in those costs.
In order to mitigate short-term variation in operating results due to the aforementioned commodity price fluctuations, Federal-Mogul hedges a portion of near-term exposure to certain raw materials used in production processes, primarily copper, nickel, tin, zinc, high-grade aluminum and aluminum alloy. The results of Federal-Mogul's hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures.
Federal-Mogul's hedging activities are not designed to mitigate long-term commodity price fluctuations and, therefore, will not protect from long-term commodity price increases. Federal-Mogul's future hedging positions may not correlate to actual raw materials costs, which would cause acceleration in the recognition of unrealized gains and losses on hedging positions in operating results.
Our Automotive segment is subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or our Automotive segment's failure to comply, with such requirements may have a material adverse effect on our Automotive operations.
Our Automotive segment is subject to a variety of federal, state, and local environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health, safety, and the environment. These laws and regulations expose our Automotive segment to liability for the environmental condition of its current facilities, and also may expose our Automotive segment to liability for the conduct of others or for our Automotive segment’s actions that were in compliance with all applicable laws at the time these actions were taken. These laws and regulations also may expose our Automotive segment to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials in foreign countries. Despite our Automotive segment’s intention to be in compliance with all such laws and regulations, our Automotive segment cannot guarantee that it will at all times be in compliance with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If our Automotive segment violates or fails to comply with these requirements, it could be fined or otherwise sanctioned by regulators. These requirements are complex, change frequently, and may become more stringent over time, which could have a material adverse effect on our Automotive segment’s businesses.
Our Automotive segment’s failure to maintain and comply with environmental permits it is required to maintain could result in fines or penalties or other sanctions and have a material adverse effect on our Automotive segment’s operations or results. Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, newly discovered information or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the our Automotive segment’s business, financial conditions, and operations.
New regulations related to “conflict minerals” may force us to incur additional expenses and may make the Company’s supply chain more complex. In August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use certain minerals known as “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in their products. These new requirements required due diligence efforts in 2013, with initial disclosure requirements beginning in 2014. There will be significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our Automotive segment’s products and other potential changes to products, processes or sources of supply as a consequence of such verification activities.
A significant labor dispute involving our Automotive segment or one or more of its customers or suppliers or that could otherwise affect our operations could adversely affect our Automotive segment's financial performance.
A substantial number of our Automotive segment’s employees and the employees of its largest customers and suppliers are members of industrial trade unions and are employed under the terms of various labor agreements. Most of our Automotive segment's unionized manufacturing facilities have their own contracts with their own expiration dates. There can be no assurances that future negotiations with the unions will be resolved favorably or that our Automotive segment will not experience a work stoppage or disruption that could adversely affect its financial condition, operating results and cash flows. A labor dispute involving our Automotive segment, any of its customers or suppliers or any other suppliers to its customers or that otherwise affects our Automotive segment's operations, or the inability by our Automotive segment, any of its customers or suppliers or any other suppliers to its customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our Automotive segment's financial condition, operating results and cash flows. In addition, if any of our Automotive segment's significant customers experience a material work stoppage, the customer may halt or limit the purchase of its products. This could require certain businesses within our Automotive segment to shut down or significantly reduce production at facilities relating to such products, which could adversely affect our Automotive segment's business and harm its profitability.
Our Automotive segment is involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse effect on its profitability and consolidated financial position.
Our Automotive segment is involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including disputes with suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse effect on our Automotive operations.
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
Our Automotive segment may be exposed to certain regulatory and financial risks related to climate change.
Climate change is continuing to receive ever increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which could lead to additional legislative and regulatory efforts to limit greenhouse gas emissions. The focus on emissions could increase costs associated with Automotive segment's operations, including costs for raw materials and transportation. Because the scope of future laws in this area is uncertain, we cannot predict the potential effect of such laws on our Automotive segment's future financial condition, results of operations or cash flows.

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
Our Energy segment's business, financial condition and results of operations could be negatively impacted by difficult conditions and volatility in the capital, credit and commodities markets and in the global economy. For example:

•
Although CVR believes the petroleum business has sufficient liquidity under its ABL credit facility and the intercompany credit facility to operate both the Coffeyville and Wynnewood refineries, and that the nitrogen fertilizer business has sufficient liquidity under its ABL credit facility to run the nitrogen fertilizer business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, CVR may not be able to successfully obtain additional financing on favorable terms, or at all.

•
Market volatility could exert downward pressure on the price of CVR Refining's and CVR Partners' common units, which may make it more difficult for either or both of them to raise additional capital and thereby limit their ability to grow, which could in turn cause CVR's stock price to drop.

•
The petroleum business' and nitrogen fertilizer business' credit facilities contain various covenants that must be complied with, and if either business is not in compliance, there can be no assurance that either business would be able to successfully amend the agreement in the future. Further, any such amendment may be expensive. In addition, any new credit facility the petroleum business or nitrogen fertilizer business may enter into may require them to agree to additional covenants.

•
Market conditions could result in significant customers experiencing financial difficulties. CVR is exposed to the credit risk of its customers, and their failure to meet their financial obligations when due because of bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for CVR.

The refineries and nitrogen fertilizer facilities face significant risks due to physical damage hazards, environmental liability risk exposure, and unplanned or emergency partial or total plant shutdowns resulting in business interruptions. CVR could incur potentially significant costs to the extent there are unforeseen events which cause property damage and a material decline in production which are not fully insured. The commercial insurance industry engaged in underwriting energy industry risk is specialized and there is finite capacity; therefore, the industry may limit or curtail coverage, may modify the coverage provided or may substantially increase premiums in the future.
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

•	labor supply shortages, or labor difficulties that result in a work stoppage or slowdown;

•	cessation or suspension of a plant or specific operations dictated by environmental authorities; and

•
an event or incident involving a large clean-up, decontamination, or the imposition of laws and ordinances regulating the cost and schedule of demolition or reconstruction, which can cause significant delays in restoring property to its pre-loss condition.

CVR has sustained losses over the past ten-year period at its plants, which are illustrative of the types of risks and hazards that exist. These losses or events resulted in costs assumed by CVR that were not fully insured due to policy retentions or applicable exclusions. These events included the flood at the Coffeyville refinery flood in June 2007; the Coffeyville nitrogen fertilizer plant secondary urea reactor rupture in September 2010; the fire in the Coffeyville refinery fluid catalytic cracking unit ("FCCU") in December 2010; a hydrocracker unit fire at the Wynnewood refinery in December 2010; a boiler explosion at the Wynnewood refinery in September 2012; a FCCU outage at the Coffeyville refinery in July/August 2013; and a isomerization unit fire at the Coffeyville refinery in July 2014.
CVR is insured under casualty, environmental, property and business interruption insurance policies. The property and business interruption coverage has a combined policy limit of $1.25 billion for each occurrence. The property and business interruption insurance policies insure real and personal property, including property located CVR's Coffeyville and Wynnewood refineries and its related crude gathering and logistics assets. There is potential for a common occurrence to impact both the
CVR Partners' nitrogen fertilizer plant in Coffeyville, Kansas and the Coffeyville refinery in which case the insurance limitations limits and applicable sub-limits would apply to all damages combined. Under this insurance program, there is a $2.5 million property damage retention for property, except there is a $10 million retention for refinery property. In addition, the insurance policies contain a schedule of sub-limits which apply to certain specific perils or areas of coverage. Sub-limits which may be of importance depending on the nature and extent of a particular insured occurrence are: flood, earthquake, contingent business interruption insuring key suppliers, pipelines and customers, debris removal, decontamination, demolition and increased cost of construction due to law and ordinance, and others. Policy conditions, limits and sub-limits could materially impact insurance recoveries and potentially cause our Energy segment to assume losses which could impair its earnings.
There is finite capacity in the commercial insurance industry engaged in underwriting energy industry risk, and there are risks associated with the commercial insurance industry reducing capacity, changing the scope of insurance coverage offered, and substantially increasing premiums resulting from highly adverse loss experience or other financial circumstances. Factors that impact insurance cost and availability include, but are not limited to: industry wide losses, natural disasters, specific losses incurred by CVR and low or inadequate investment returns earned by the insurance industry. If the supply of commercial insurance is curtailed due to highly adverse financial results, CVR may not be able to continue our present limits of insurance coverage or obtain sufficient insurance capacity to adequately insure our risks for property damage or business interruption.
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
CVR's facilities operate under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. All of these permits, licenses, approvals, limits and standards require a significant amount of monitoring, record-keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval or standard. Noncompliance or incomplete documentation of CVR's compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, due to the nature of CVR's manufacturing and refining processes, there may be times when CVR is unable to meet the standards and terms and conditions of these permits, licenses and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on CVR's ability to operate its facilities and accordingly its financial performance.
CVR could incur significant cost in cleaning up contamination at its refineries, terminals, fertilizer plant and off-site locations.
CVR’s businesses are subject to the occurrence of accidental spills, discharges or other releases of petroleum or hazardous substances into the environment. Past or future spills related to any of our current or former operations, including the refineries, pipelines, product terminals, fertilizer plants or transportation of products or hazardous substances from those facilities, may give rise to liability (including strict liability, or liability without fault, and potential clean-up responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. For example, CVR could be held strictly liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and similar state statutes for past or future spills without regard to fault or whether our actions were in compliance with the law at the time of the spills. Pursuant to CERCLA and similar state statutes, CVR could be held liable for contamination associated with facilities it currently owns or operates (whether or not such contamination occurred prior to our acquisition thereof), facilities it formerly owned or operated (if any) and facilities to which it transported or arranged for the transportation of wastes or byproducts containing hazardous substances for treatment, storage, or disposal.
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
Four of CVR's facilities, including the Coffeyville refinery, the now-closed Phillipsburg terminal (which operated as a refinery until 1991), the Wynnewood refinery and the Coffeyville nitrogen fertilizer plant, have environmental contamination. CVR has assumed Farmland's responsibilities under certain administrative orders under the RCRA related to contamination at or that originated from the Coffeyville refinery and the Phillipsburg terminal. The Coffeyville refinery has agreed to assume liability for contamination that migrated from the refinery onto the nitrogen fertilizer plant property while Farmland owned and operated the properties. At the Wynnewood refinery, known areas of contamination have been partially addressed but corrective action has not been completed. If significant unknown liabilities are identified at or migrating from any of our facilities, that liability could have a material adverse effect on our results of operations, financial condition and cash flows and may not be covered by insurance.
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
The EPA regulates greenhouse gas ("GHG") emissions under the Clean Air Act. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, CVR has begun monitoring and reporting its GHG emissions to the EPA. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new GHG emissions thresholds that determine when stationary sources, such as the refineries and the nitrogen fertilizer plant, must obtain permits under the New Source Review/Prevention of Significant Deterioration ("PSD") and Title V programs of the federal Clean Air Act. Under the rule, facilities already subject to PSD and Title V programs that increase their emissions of GHGs by a significant amount are required to undergo PSD review and to evaluate and implement air pollution control technology, known as "best available control technology," to reduce GHG emissions.

In the meantime, in December 2010, the EPA reached a settlement agreement with numerous parties under which it agreed to promulgate NSPS to regulate GHG emissions from petroleum refineries and electric utilities by November 2012. In September 2014, the EPA indicated that the petroleum refining sector risk rule, proposed in June 2014 to address air toxics and volatile organic compounds from refineries, may make it unnecessary for the EPA to regulate GHG emissions from petroleum refineries at this time. The final rule, which was published in the Federal Register on December 1, 2015, places additional emission control requirements and work practice standards on FCCUs, storage tanks, flares, coking units and other equipment at petroleum refineries. Therefore, we expect that the EPA will not be issuing NSPS standards to regulate GHG from the refineries at this time but that it may do so in the future.
During the State of the Union address in each of the last four years, then President Obama indicated that the United States should take action to address climate change. It is possible that the Trump administration and/or the new Congress will implement a new or modified policy with respect to climate change. If efforts to address climate change continue, at the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and efficiency.
In addition to potential federal legislation, a number of states have adopted regional greenhouse gas initiatives to reduce carbon dioxide and other GHG emissions. In 2007, a group of Midwest states, including Kansas (where the Coffeyville refinery and the nitrogen fertilizer facility are located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective. To date, Kansas has taken no meaningful action to implement the accord, and it's unclear whether Kansas intends to do so in the future.
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
The petroleum and nitrogen fertilizer businesses both have a significant concentration of customers. Given the nature of our Energy segment's businesses, and consistent with industry practice, our Energy segment does not have long-term minimum purchase contracts with any of its customers. The loss of several of our Energy segment's significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. See Item 1, "Business - Energy," of this Report for further discussion regarding concentration of customers.
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
As of December 31, 2016, approximately 70% of the employees at the Coffeyville refinery, 58% of the employees at the Wynnewood refinery and 32% of the employees who work in crude transportation were represented by labor unions under collective bargaining agreements. At Coffeyville, the collective bargaining agreement with five Metal Trades Unions (which covers union represented employees who work directly at the Coffeyville refinery) expires in March 2019. The collective bargaining agreement with the United Steelworkers (which covers unionized employees, who work in crude transportation) expires in March 2017, and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2017. Approximately 61% of the employees at the East Dubuque facility were represented by the International Union of United Automobile, Aerospace, and Agricultural Implement Workers under a collective bargaining agreement that expires in October 2019. Our Energy segment may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, CVR's existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our Energy segment's results of operations, financial condition and cash flows.
New regulations concerning the transportation, storage and handling of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities could result in higher operating costs.
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
CVR Refining's and CVR Partners' level of indebtedness may increase, which may affect their ability to operate their businesses, and may have a material adverse effect on their financial condition and results of operations.
CVR Refining and the CVR Partners have incurred indebtedness and they may be able to incur significant additional indebtedness in the future. If new indebtedness is added to their current indebtedness, the risks described below could increase. Their level of indebtedness could have important consequences, such as:

•	limiting their ability to obtain additional financing to fund their working capital needs, capital expenditures, debt service requirements, acquisitions or other purposes;

•
requiring them to utilize a significant portion of their cash flows to service their indebtedness, thereby reducing available cash and their ability to make distributions on their common units (including distributions to us);

•	limiting their ability to use operating cash flow in other areas of their business because they must dedicate a substantial portion of these funds to service debt;

•	limiting their ability to compete with other companies who are not as highly leveraged, as they may be less capable of responding to adverse economic and industry conditions;

•	restricting them from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•
restricting the way in which they conduct their business because of financial and operating covenants in the agreements governing their and their respective subsidiaries' existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of subsidiaries to pay dividends or make other distributions to them;

•
exposing them to potential events of default (if not cured or waived) under financial and operating covenants contained in their or their respective subsidiaries' debt instruments that could have a material adverse effect on their business, financial condition and operating results;

•	increasing their vulnerability to a downturn in general economic conditions or in pricing of their products; and

•	limiting their ability to react to changing market conditions in their respective industries and in their respective customers' industries.
In addition to their debt service obligations, the operations of CVR Refining and CVR Partners require substantial investments on a continuing basis. Their ability to make scheduled debt payments, to refinance their obligations with respect to their indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of their operating assets, properties and systems software, as well as to provide capacity for the growth of their business, depends on their financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors.
In addition, CVR Refining and CVR Partners are and will be subject to covenants contained in agreements governing their present and future indebtedness. These covenants include, and will likely include, restrictions on certain payments (including restrictions on distributions to their unitholders), the granting of liens, the incurrence of additional indebtedness, dividend restrictions affecting subsidiaries, asset sales, transactions with affiliates and mergers and consolidations. Any failure to comply with these covenants could result in a default under their current credit agreements or debt instruments or future credit agreements.
CVR Refining and CVR Partners may not be able to generate sufficient cash to service all of their indebtedness and may be forced to take other actions to satisfy their debt obligations that may not be successful.
CVR Refining's and CVR Partners' ability to satisfy their debt obligations will depend upon, among other things:

•
their future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond their control; and

•	their ability to obtain other financing.
CVR cannot offer any assurance that its businesses will generate sufficient cash flow from operations, that CVR Refining will be able to draw under its ABL credit facility, the intercompany credit facility, or that CVR Partners will be able to draw under its ABL credit facility, or otherwise from other sources of financing, in an amount sufficient to fund their respective liquidity needs.
If cash flows and capital resources are insufficient to service their indebtedness, CVR Refining or CVR Partners may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance their indebtedness or seek bankruptcy protection. These alternative measures may not be successful and may not permit them to meet their scheduled debt service obligations. Their ability to restructure or refinance debt will depend on the condition of the capital markets and their financial condition at such time. Any refinancing of their debt could be at higher interest rates and may require them to comply with more onerous covenants, which could further restrict their business operations, and the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In addition, in the absence of adequate cash flows or capital resources, they could face substantial liquidity problems and might be required to dispose of material assets or operations, or sell equity, and/or negotiate with lenders to restructure the applicable debt in order to meet their debt service and other obligations. They may not be able to consummate those dispositions for fair market value or at all. Market or business conditions may limit their ability to avail themselves of some or all of these options. Furthermore, any proceeds that they realize from any such dispositions may not be adequate to meet their debt service obligations when due. None of CVR's stockholders or any of their respective affiliates has any continuing obligation to provide CVR with debt or equity financing.
The borrowings under CVR Refining's Amended and Restated ABL Credit Facility and intercompany credit facility and CVR Partners' ABL credit facility bear interest at variable rates and other debt CVR or they incur could likewise be variable-rate debt. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect their respective distributions to us. CVR Refining or CVR Partners may enter into agreements limiting their exposure to higher interest rates, but any such agreements may not offer complete protection from this risk.
The debt agreements of CVR Refining and CVR Partners contain restrictions that limit their flexibility in operating their respective businesses and their ability to make distributions to their unitholders.
The debt facilities and instruments of CVR Refining and CVR Partners contain, and any instruments governing their future indebtedness would likely contain, a number of covenants that impose significant operating and financial restrictions on them, including restrictions on their and their respective subsidiaries' ability to, among other things:

•	incur additional indebtedness or issue certain preferred units;

•	pay distributions in respect of our units or make other restricted payments;

•	make certain payments on debt that is subordinated or secured on a junior basis;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

Any of these restrictions could limit their ability to plan for or react to market conditions and could otherwise restrict partnership activities. Any failure to comply with these covenants could result in a default under their debt facilities and instruments. Upon a default, unless waived, the lenders under such debt facilities and instruments would have all remedies available to a secured lender, and could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against their assets, and force them into bankruptcy or liquidation, subject to any applicable intercreditor agreements. In addition, a default under their debt facilities and instruments would trigger a cross default under their other agreements and could trigger a cross default under the agreements governing their future indebtedness. CVR Refining or CVR Partners' operating results may not be sufficient to service their indebtedness or to fund their other expenditures and they may not be able to obtain financing to meet these requirements.
Despite their existing significant levels of indebtedness, CVR Refining and CVR Partners may still be able to incur significantly more debt, including secured indebtedness. This could intensify the risks described above.
CVR Refining and CVR Partners may be able to incur substantially more debt in the future, including secured indebtedness. Although CVR Refining's ABL credit facility and CVR Partners' ABL credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions may not prevent them from incurring obligations that do not constitute indebtedness. To the extent such new debt or new obligations are added to their existing indebtedness, the risks described above could substantially increase.

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
In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. CVR does not believe the Final Regulations affect CVR Refining's and CVR Partners' ability to be treated as a partnership for U.S. federal income tax purposes. However, there are no assurances that the Final Regulations will not be revised to take a position that is contrary to our interpretation of the current law.
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
Public investors own approximately 66% of the nitrogen fertilizer business through CVR Partners and approximately 34% of the petroleum business through CVR Refining. Although CVR owns the majority of the common units and the general partner of both CVR Refining and CVR Partners, the general partners owe a duty of good faith to public unitholders, which could cause them to manage their respective businesses differently than if there were no public unitholders.
Public investors own approximately 66% of CVR Partners' common units and approximately 34% of CVR Refining's common units. CVR is not entitled to receive all of the cash generated by the nitrogen fertilizer business or the petroleum business or freely transfer money from the nitrogen fertilizer business to finance operations at the petroleum business or vice versa. Furthermore, although CVR, the general partner of both CVR Refining and CVR Partners, the general partners are subject to certain fiduciary duties, which may require the general partners to manage their respective businesses in a way that may differ from CVR's best interests.

The general partners of CVR Refining and CVR Partners have limited their liability, replaced default fiduciary duties and restricted the remedies available to common unitholders, including CVR, for actions that, without these limitations and reductions might otherwise constitute breaches of fiduciary duty under Delaware law.
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
Profitability is also impacted by the ability to purchase crude oil at a discount to benchmark crude oils, such as WTI, as the petroleum business does not produce any crude oil and must purchase all of the crude oil it refines. Crude oil differentials can fluctuate significantly based upon overall economic and crude oil market conditions. Adverse changes in crude oil differentials can adversely impact refining margins, earnings and cash flows. In addition, the petroleum business' purchases of crude oil, although based on WTI prices, have historically been at a discount to WTI because of the proximity of the refineries to the sources, existing logistics infrastructure and quality differences. Any change in the sources of crude oil, infrastructure or logistical improvements or quality differences could result in a reduction of the petroleum business' historical discount to WTI and may result in a reduction of our Energy segment's cost advantage.
Refining margins are also impacted by domestic and global refining capacity. Downturns in the economy reduce the demand for refined fuels and, in turn, generate excess capacity. In addition, the expansion and construction of refineries domestically and globally can increase refined fuel production capacity. Excess capacity can adversely impact refining margins, earnings and cash flows. The Arabian Gulf and Far East regions added refining capacity in 2015 and 2016.
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
Since December 31, 2009, the petroleum business has obtained substantially all of its crude oil supply for the Coffeyville refinery, other than the crude oil it gathers, through the Vitol Agreement. The Vitol Agreement was amended and restated on August 31, 2012 to include the provision of crude oil intermediation services to the Wynnewood refinery. The agreement, which currently extends through December 31, 2017, minimizes the amount of in-transit inventory and mitigates crude oil pricing risk by ensuring pricing takes place close to the time the crude oil is refined and the yielded products are sold. If the petroleum business were required to obtain its crude oil supply without the benefit of a supply intermediation agreement, its exposure to crude oil pricing risk may increase, despite any hedging activity in which it may engage, and its liquidity could be negatively impacted due to increased inventory, potential need to post letters of credit and negative impacts of market volatility. There is no assurance that the petroleum business will be able to renew or extend the Vitol Agreement beyond December 31, 2017.
Disruption of the petroleum business' ability to obtain an adequate supply of crude oil could reduce its liquidity and increase its costs.
In addition to the crude oil the petroleum business gathers locally in Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas, it also purchased additional crude oil to be refined into liquid fuels in 2016. In 2016, the Coffeyville refinery purchased an additional 70,000 to 75,000 bpd of crude oil while the Wynnewood refinery purchased approximately 45,000 to 50,000 bpd of crude oil. The Wynnewood refinery has historically acquired most of its crude oil from Texas and Oklahoma with smaller amounts purchased from other regions. The Coffeyville refinery obtained a portion of its non-gathered crude oil, approximately 25% in 2016, from Canada in 2016. The actual amount of Canadian crude oil the petroleum business purchases is dependent on market conditions and will vary from year to year. The petroleum business is subject to the political, geographic, and economic risks attendant to doing business with Canada. Disruption of production for any reason could have a material impact on the petroleum business. In the event that one or more of its traditional suppliers becomes unavailable, the petroleum business may be unable to obtain an adequate supply of crude oil, or it may only be able to obtain crude oil at unfavorable prices. As a result, the petroleum business may experience a reduction in its liquidity and its results of operations could be materially adversely affected.
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
If sufficient Renewable Identification Numbers (RINs) are unavailable for purchase or if the petroleum business has to pay a significantly higher price for RINs, or if the petroleum business is otherwise unable to meet RFS mandates, the petroleum business' financial condition and results of operations could be materially adversely affected.
Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the Renewable Fuel Standards ("RFS"), which requires refiners to either blend "renewable fuels," such as ethanol and biodiesel, into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. Under the RFS, the volume of renewable fuels refineries like Coffeyville and Wynnewood are obligated to blend into their finished petroleum products is adjusted annually. The petroleum business is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. The price of RINs has been extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume ("E10 gasoline") is blended into transportation fuel.
On December 14, 2015, the EPA published in the Federal Register a final rule establishing the renewable fuel volume mandates for 2014, 2015 and 2016, and the biomass-based diesel mandate for 2017. On December 12, 2016, the EPA published in the Federal Register a final rule establishing the renewable fuel volume mandates for 2017 and the biomass-based diesel mandate for 2018. The volumes included in the EPA's final rule increase each year, but are lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. The EPA used its waiver authorities to lower the volumes, but its decision to do so for the 2014-2016 compliance years has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit. In addition, the EPA has articulated a policy to incentivize additional investments in renewable fuel blending and distribution infrastructure by increasing the price of RINs.
The petroleum business cannot predict the future prices of RINs or waiver credits. The price of RINs has been extremely volatile and has increased over the last year. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at the refineries and downstream terminals, all of which can vary significantly from period to period. However, the costs to obtain the necessary number of RINs and waiver credits could be material, if the price for RINs continues to increase. Additionally, because the petroleum business does not produce renewable fuels, increasing the volume of renewable fuels that must be blended into its products displaces an increasing volume of the refineries' product pool, potentially resulting in lower earnings and materially adversely affecting the petroleum business' cash flows. If the demand for the petroleum business' transportation fuel decreases as a result of the use of increasing volumes of renewable fuels, increased fuel economy as a result of new EPA fuel economy standards, or other factors, the impact on its business could be material. If sufficient RINs are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA's RFS mandates, its business, financial condition and results of operations could be materially adversely affected.
CVR's petroleum business faces significant competition, both within and outside of its industry. Competitors who produce their own supply of crude oil or other feedstocks, have extensive retail outlets, make alternative fuels or have greater financial resources than it does may have a competitive advantage.
The refining industry is highly competitive with respect to both crude oil and other feedstock supply and refined product markets. The petroleum business may be unable to compete effectively with competitors within and outside of the industry, which could result in reduced profitability. The petroleum business competes with numerous other companies for available supplies of crude oil and other feedstocks and for outlets for its refined products. The petroleum business is not engaged in the petroleum exploration and production business and therefore it does not produce any of its crude oil feedstocks. It does not have a retail business and therefore is dependent upon others for outlets for its refined products. It does not have long-term arrangements (those exceeding more than a twelve-month period) for much of its output. Many of its competitors obtain significant portions of their crude oil and other feedstocks from company-owned production and have extensive retail outlets. Competitors that have their own production or extensive retail outlets with brand-name recognition are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.
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
CVR's plans to expand its gathering and logistics assets, which assist it in reducing its costs and increasing its processing margins, may expose our Energy segment to significant additional risks, compliance costs and liabilities.
CVR plans to continue to make investments to enhance the operating flexibility of its refineries and to improve its crude oil sourcing advantage through additional investments in its gathering and logistics assets. If CVR is able to successfully increase the effectiveness of its supporting gathering and logistics assets, including its crude oil gathering operations, it believes it will be able to enhance its crude oil sourcing flexibility and reduce related crude oil purchasing and delivery costs. However, the acquisition of infrastructure assets to expand CVR's crude oil gathering may expose our Energy segment to risks in the future that are different than or incremental to the risks our Energy segment faces with respect to its refineries and existing gathering and logistics assets. The storage and transportation of liquid hydrocarbons, including crude oil and refined products, are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment, operational safety and related matters. Compliance with these laws and regulations could adversely affect our Energy segment's operating results, financial condition and cash flows. Moreover, failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial liabilities, the issuance of injunctions that may restrict or prohibit CVR's operations, or claims of damages to property or persons resulting from its operations.
Any businesses or assets that CVR may acquire in connection with an expansion of its crude oil gathering could expose it to the risk of releasing hazardous materials into the environment. These releases would expose our Energy segment to potentially substantial expenses, including cleanup and remediation costs, fines and penalties, and third party claims for personal injury or property damage related to past or future releases. Accordingly, if CVR does acquire any such businesses or assets, our Energy segment could also incur additional expenses not covered by insurance which could be material.
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
Demand for nitrogen fertilizer products is dependent on demand for crop nutrients by the global agricultural industry. The international market for nitrogen fertilizers is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing nitrogen fertilizers, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the United States affecting foreign trade and investment. Nitrogen-based fertilizers remain solidly in high demand, driven by a growing world population, changes in dietary habits and an expanded use of corn for the production of ethanol. Supply is affected by available capacity and operating rates, raw material costs, government policies and global trade. A decrease in nitrogen fertilizer prices would have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
The costs associated with operating the nitrogen fertilizer plants include significant fixed costs. If nitrogen fertilizer prices fall below a certain level, the nitrogen fertilizer business may not generate sufficient revenue to operate profitably or cover its costs and ability to make distributions will be adversely impacted.
Unlike CVR's competitors, whose primary costs are related to the purchase of natural gas and whose costs are therefore largely variable, the Coffeyville fertilizer facility has largely fixed costs. In addition, while less than the Coffeyville fertilizer facility, the East Dubuque facility has a significant amount of fixed costs. As a result of the fixed cost nature of our Energy segment's operations, downtime, interruptions or low productivity due to reduced demand, adverse weather conditions, equipment failure, a decrease in nitrogen fertilizer prices or other causes can result in significant operating losses which would have a material adverse effect on our Energy segment's results of operations, financial condition and ability to make cash distributions.
Continued low natural gas prices could impact the Coffeyville fertilizer facility's relative competitive position when compared to other nitrogen fertilizer producers.
Most nitrogen fertilizer manufacturers rely on natural gas as their primary feedstock, and the cost of natural gas is a large component of the total production cost for natural gas-based nitrogen fertilizer manufacturers. Low natural gas prices benefit the nitrogen fertilizer business' competitors and disproportionately impact CVR's operations by making the nitrogen fertilizer business less competitive with natural gas-based nitrogen fertilizer manufacturers. Although CVR's nitrogen fertilizer business diversified its operations in connection with the acquisition of the East Dubuque facility, which primarily relies on natural gas feedstock, continued low natural gas prices could impair the ability of the Coffeyville fertilizer facility to compete with other nitrogen fertilizer producers who utilize natural gas as their primary feedstock if nitrogen fertilizer pricing drops as a result of low natural gas prices, and therefore have a material adverse impact on the nitrogen fertilizer business' results of operations, financial condition and ability to make cash distributions.
The market for natural gas has been volatile. Natural gas prices are currently at a relative low point. An increase in natural gas prices could impact the East Dubuque nitrogen fertilizer facility's relative competitive position when compared to other foreign and domestic nitrogen fertilizer producers, and if prices for natural gas increase significantly, our nitrogen fertilizer business may not be able to economically operate the East Dubuque facility.
The operation of the East Dubuque facility with natural gas as the primary feedstock exposes the nitrogen fertilizer business to market risk due to increases in natural gas prices, particularly if the price of natural gas in the United States were to become higher than the price of natural gas outside the United States. An increase in natural gas prices would impact the East Dubuque Facility's operations by making it less competitive with competitors who do not use natural gas as their primary feedstock, and could therefore have a material adverse impact on the nitrogen fertilizer business' results of operations, financial condition and cash flows. In addition, if natural gas prices in the United States were to increase relative to prices of natural gas paid by foreign nitrogen fertilizer producers, this may negatively affect the nitrogen fertilizer business' competitive position in the corn belt and thus have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.
The profitability of operating the East Dubuque facility is significantly dependent on the cost of natural gas, and the East Dubuque Facility operated at certain times, and could operate in the future, at a net loss. Local factors may affect the price of natural gas available to the nitrogen fertilizer business, in addition to factors that determine the benchmark prices of natural gas. Since the nitrogen fertilizer business expects to purchase natural gas on the spot market and to enter into forward purchase contracts. Since we expect to purchase a portion of our natural gas for use in the East Dubuque facility on the spot market, the nitrogen fertilizer business remains susceptible to fluctuations in the price of natural gas in general and in local markets in particular. The nitrogen fertilizer business also expect to use short-term, fixed supply, fixed price forward purchase contracts to lock in pricing for a portion of our natural gas requirements. The nitrogen fertilizer business' ability to enter into forward purchase contracts is dependent upon creditworthiness and, in the event of a deterioration in the nitrogen fertilizer business'

credit, counterparties could refuse to enter into forward purchase contracts on acceptable terms. If the nitrogen fertilizer business is unable to enter into forward purchase contracts for the supply of natural gas, the nitrogen fertilizer business would need to purchase natural gas on the spot market, which would impair its ability to hedge exposure to risk from fluctuations in natural gas prices. If the nitrogen fertilizer business enters into forward purchase contracts for natural gas, and natural gas prices decrease, then its cost of sales could be higher than it would have been in the absence of the forward purchase contracts.
Any interruption in the supply of natural gas to the nitrogen fertilizer business' East Dubuque facility through Nicor Inc. ("Nicor") could have a material adverse effect on the nitrogen fertilizer business' results of operations and financial condition.
The East Dubuque operations depend on the availability of natural gas. East Dubuque has an agreement with Nicor pursuant to which it accesses natural gas from the ANR Pipeline Company and Northern Natural Gas pipelines. East Dubuque's access to satisfactory supplies of natural gas through Nicor could be disrupted due to a number of causes, including volume limitations under the agreement, pipeline malfunctions, service interruptions, mechanical failures or other reasons. The agreement extends through October 31, 2019. Upon expiration of the agreement, East Dubuque may be unable to extend the service under the terms of the existing agreement or renew the agreement on satisfactory terms, or at all. Any disruption in the supply of natural gas to our East Dubuque Facility could restrict our ability to continue to make products at the facility. In the event it need to obtain natural gas from another source, it would need to build a new connection from that source to the East Dubuque Facility and negotiate related easement rights, which would be costly, disruptive and/or unfeasible. As a result, any interruption in the supply of natural gas through Nicor could have a material adverse effect on our nitrogen fertilizer business' results of operations and financial condition.
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
The Agricultural Act of 2014 (the "2014 Farm Bill") ended direct subsidies to agricultural producers for owning farmland, and funded a new crop insurance program in its place. As part of the conservation title of the 2014 Farm Bill, agricultural producers must meet a minimum standard of environmental protection in order to receive federal crop insurance on sensitive lands. The 2014 Farm Bill also discourages producers from converting native grasslands to farmland by limiting crop insurance subsidies for the first few years for newly converted lands. These changes may have a negative impact on fertilizer sales and on our Energy segment's results of operations, financial condition and cash flows.
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
A major factor underlying the solid level of demand for nitrogen-based fertilizer products produced by the nitrogen fertilizer business is the production of ethanol in the United States and the use of corn in ethanol production. Ethanol production in the United States is highly dependent upon a myriad of federal statutes and regulations, and is made significantly more competitive by various federal and state incentives and mandated usage of renewable fuels pursuant to the RFS. To date, the RFS has been satisfied primarily with fuel ethanol blended into gasoline. However, a number of factors, including the continuing "food versus fuel" debate and studies showing that expanded ethanol usage may increase the level of greenhouse gases in the environment as well as be unsuitable for small engine use, have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and to repeal or waive (in whole or in part) the current RFS, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Therefore, ethanol incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs.

Recently, the volume of ethanol required by the RFS standards to be blended into transportation fuel has approached the "blend wall." The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume ("E10 gasoline") is blended into transportation fuel. On December 14, 2015, the EPA published in the Federal Register a final rule establishing the renewable fuel volume mandates for 2014, 2015 and 2016, and the biomass-based diesel mandate for 2017. On December 12, 2016, the EPA published in the Federal Register a final rule establishing the renewable fuel volume mandates for 2017 and the biomass-based diesel mandate for 2018. The volumes included in the EPA's final rule increase each year, but are lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. The EPA used its waiver authorities to lower the volumes, but its decision to do so has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit by corn growers and renewable fuels producers. The renewable fuel volume mandates for 2016 and 2017 are expected to result in renewable fuel being blended in volumes that breach the ethanol blend wall, forcing the use of higher ethanol fuel blends, including fuels with 15% or 85% ethanol, or non-ethanol renewable fuel that is not constrained by the blend wall. Information about the amount and type of renewable fuel actually blended in a particular year is reported at the end of March in the following year. In addition, in the final rules establishing the renewable volume obligations, the EPA articulated a policy to incentivize additional investments in renewable fuel blending and distribution infrastructure by increasing the price of RINs. Any substantial decrease in future volume obligations under RFS could have a material adverse effect on ethanol production in the United States, which could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and ability to make cash distributions.
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
The nitrogen fertilizer business is subject to intense price competition from both U.S. and foreign sources, including competitors operating in the Middle East, the Asia-Pacific region, the Caribbean, Russia and the Ukraine. Fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Increased global supply may put downward pressure on fertilizer prices. Furthermore, in recent years the price of nitrogen fertilizer in the United States has been substantially driven by pricing in the global fertilizer market. The nitrogen fertilizer business competes with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. Some competitors have greater total resources and are less dependent on earnings from fertilizer sales, which makes them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Increased domestic supply may put downward pressure on fertilizer prices. Additionally, the nitrogen fertilizer business' competitors utilizing different corporate structures may be better able to withstand lower cash flows than the nitrogen fertilizer business can as a limited partnership. The nitrogen fertilizer business' competitive position could suffer to the extent it is not able to expand its resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully could result in a loss of customers, which could adversely affect the sales, profitability and the cash flows of the nitrogen fertilizer business and therefore have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
The nitrogen fertilizer business is seasonal, which may result in it carrying significant amounts of inventory and seasonal variations in working capital. CVR's inability to predict future seasonal nitrogen fertilizer demand accurately may result in excess inventory or product shortages.
CVR's nitrogen fertilizer business is seasonal. Farmers tend to apply nitrogen fertilizer during two short application periods, one in the spring and the other in the fall. In contrast, the nitrogen fertilizer business and other nitrogen fertilizer producers generally produce products throughout the year. As a result, CVR's nitrogen fertilizer business and its customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Variations in the proportion of product sold through prepaid sales contracts and variations in the terms of such contracts can increase the seasonal volatility of CVR's nitrogen fertilizer business' cash flows and cause changes in the patterns of seasonal volatility from year-to-year.

In most instances, our nitrogen fertilizer business’ East Dubuque customers take delivery of nitrogen products at the East Dubuque facility. Customers arrange and pay to transport our nitrogen products to their final destinations. At the East Dubuque facility, inventories are accumulated to allow for customer to take delivery to meet the seasonal demand, which require significant storage capacity. The accumulation of inventory to be available for seasonal sales creates significant seasonal working capital requirements.
Most of the Coffeyville fertilizer facility nitrogen products are delivered by railcar to its customer’s storage facilities. Therefore, CVR's nitrogen fertilizer business is less dependent on storage capacity at the Coffeyville fertilizer facility and, as a result, experiences lower seasonal fluctuations as compared to the East Dubuque facility. At the Coffeyville fertilizer facility, the strongest demand for our products typically occurs during the spring planting season. The seasonality of nitrogen fertilizer demand results in our nitrogen fertilizer business’ sales volumes and net sales being highest during the North American spring season and its working capital requirements typically being highest just prior to the start of the spring season.
If seasonal demand exceeds CVR's nitrogen fertilizer business' projections, the nitrogen fertilizer business may not have enough product and its customers may acquire products from its competitors, which would negatively impact CVR's nitrogen fertilizer business' profitability. If seasonal demand is less than expected, our nitrogen fertilizer business may be left with excess inventory and higher working capital and liquidity requirements.
The degree of seasonality of CVR's nitrogen fertilizer business can change significantly from year to year due to conditions in the agricultural industry and other factors. As a consequence of this seasonality, it is expected that distributions CVR receive from its nitrogen fertilizer business will be volatile and will vary quarterly and annually.
Adverse weather conditions during peak fertilizer application periods may have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows, because the agricultural customers of the nitrogen fertilizer business are geographically concentrated.
The nitrogen fertilizer business' sales to agricultural customers are concentrated in the Great Plains and Midwest states and are seasonal in nature. The nitrogen fertilizer business' quarterly results may vary significantly from one year to the next due largely to weather-related shifts in planting schedules and purchase patterns. For example, the nitrogen fertilizer business typically generates greater net sales and operating income in the first half of the year, which is referred to herein as the planting season, compared to the second half of the year. Accordingly, an adverse weather pattern affecting agriculture in these regions or during the planting season could have a negative effect on fertilizer demand, which could, in turn, result in a material decline in the nitrogen fertilizer business' net sales and margins and otherwise have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows. The nitrogen fertilizer business' quarterly results may vary significantly from one year to the next due largely to weather-related shifts in planting schedules and purchase patterns. As a result, it is expected that the nitrogen fertilizer business' distributions to holders of its common units (including CVR) will be volatile and will vary quarterly and annually.
The nitrogen fertilizer business' operations are dependent on third-party suppliers, including the following: Linde, which owns an air separation plant that provides oxygen, nitrogen and compressed dry air to the Coffeyville fertilizer facility; the City of Coffeyville, which supplies the Coffeyville fertilizer facility with electricity; and Jo-Carroll Energy, Inc. ("Jo-Carroll Energy") which supplies the East Dubuque facility with electricity. A deterioration in the financial condition of a third- party supplier, a mechanical problem with the air separation plant supplying the Coffeyville fertilizer facility, or the inability of a third-party supplier to perform in accordance with its contractual obligations could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.
Operations of the Coffeyville fertilizer facility depend in large part on the performance of third-party suppliers, including Linde for the supply of oxygen, nitrogen and compressed dry air, and the City of Coffeyville for the supply of electricity. With respect to Linde, the operations of the Coffeyville fertilizer facility could be adversely affected if there were a deterioration in Linde's financial condition such that the operation of the air separation plant located adjacent to the Coffeyville fertilizer facility was disrupted. Additionally, this air separation plant in the past has experienced numerous short-term interruptions, causing interruptions in our gasifier operations. With respect to electricity, in 2010, our nitrogen fertilizer business entered into an amended and restated electric services agreement with the City of Coffeyville, Kansas, which allows for an option to extend the term of such agreement through June 30, 2024.
The East Dubuque facility operations also depend in large part on the performance of third-party suppliers, including, Jo-Carroll Energy for the purchase of electricity. We entered into a utility service agreement with Jo-Carroll Energy, which terminates on May 31, 2019 and will continue year-to-year thereafter unless either party provides 12-month advance written notice of termination.
Should Linde, the City of Coffeyville, Jo-Carroll Energy or any of our other third-party suppliers fail to perform in accordance with existing contractual arrangements, or should our nitrogen fertilizer business otherwise lose the service of any third-party suppliers, our nitrogen fertilizer business' operations (or a portion of our operations) could be forced to halt.

Alternative sources of supply could be difficult to obtain. Any shutdown of CVR's nitrogen fertilizer business' operations (or a portion of our operations), even for a limited period, could have a material adverse effect on its nitrogen fertilizer business' results of operations, financial condition and ability to make cash distributions.
The nitrogen fertilizer business' results of operations, financial condition and ability to make cash distributions may be adversely affected by the supply and price levels of pet coke. Failure by the refining business to continue to supply the Coffeyville fertilizer facility with pet coke (to the extent third-party pet coke is unavailable only at higher prices), or the refining business imposition of an obligation to provide it with security for the Nitrogen fertilizer business' payment obligations, could negatively impact results of operations
The profitability of the Coffeyville fertilizer facility is directly affected by the price and availability of pet coke obtained from CVR Refining's Coffeyville, Kansas crude oil refinery pursuant to a long-term agreement and pet coke purchased from third parties, both of which vary based on market prices. Pet coke is a key raw material used by the Coffeyville fertilizer facility in the manufacture of nitrogen fertilizer products. If pet coke costs increase, the nitrogen fertilizer business may not be able to increase its prices to recover these increased costs, because market prices for nitrogen fertilizer products are not correlated with pet coke prices.
Based on nitrogen fertilizer business current output, it obtains most (over 70% on average during the last five years) of the pet coke needed for the Coffeyville fertilizer facility from CVR Refining's adjacent crude oil refinery, and procure the remainder on the open market. The price that is paid to CVR Refining for pet coke is based on the lesser of a pet coke price derived from the price received for UAN (subject to a UAN-based price ceiling and floor) and a pet coke index price. In most cases, the price paid to CVR Refining will be lower than the price which would be otherwise paid to third parties. Pet coke prices could significantly increase in the future. Should CVR Refining fail to perform in accordance with the existing agreement, the fertilizer business would need to purchase pet coke from third parties on the open market, which could negatively impact its results of operations to the extent third-party pet coke is unavailable or available only at higher prices.
The Coffeyville fertilizer facility may not be able to maintain an adequate supply of pet coke. In addition, it could experience production delays or cost increases if alternative sources of supply prove to be more expensive or difficult to obtain. The nitrogen fertilizer business currently purchases 100% of the pet coke the Coffeyville refinery produces. Accordingly, if the nitrogen fertilizer business increases production, it will be more dependent on pet coke purchases from third-party suppliers at open market prices. The nitrogen fertilizer business is party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2017. There is no assurance that the nitrogen fertilizer business would be able to purchase pet coke on comparable terms from third parties or at all.
Under the pet coke agreement with CVR Refining, CVR may become obligated to provide security for payment of obligations if, in CVR Refining's sole judgment, there is a material adverse change in financial condition or liquidity position or in ability to pay for pet coke purchases.
The nitrogen fertilizer business relies on third-party providers of transportation services and equipment, which subjects it to risks and uncertainties beyond its control that may have a material adverse effect on our Energy segment's results of operations, financial condition and ability to make distributions.
The nitrogen fertilizer business relies on railroad and trucking companies to ship finished products to customers of the Coffeyville fertilizer facility. The nitrogen fertilizer business also lease railcars from railcar owners in order to ship its finished products. Additionally, although customers of the East Dubuque facility generally pick up products at the facility, the facility occasionally rely on barge, truck and railroad companies to ship products to customers. These transportation operations, equipment and services are subject to various hazards, including extreme weather conditions, work stoppages, delays, spills, derailments and other accidents and other operating hazards. For example, barge transport can be impacted by lock closures resulting from inclement weather or surface conditions, including fog, rain, snow, wind, ice, strong currents, floods, droughts and other unplanned natural phenomena, lock malfunction, tow conditions and other conditions. Further, the limited number of towing companies and of barges available for ammonia transport may also impact the availability of transportation for CVR's nitrogen fertilizer business' products.
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
Any delay in the nitrogen fertilizer business' ability to ship its finished products as a result of these transportation companies' failure to operate properly, the implementation of new and more stringent regulatory requirements affecting transportation operations or equipment, or significant increases in the cost of these services or equipment could have a material adverse effect on our Energy segment's fertilizer business' results of operations, financial condition and ability to make cash distributions.

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
The nitrogen fertilizer business manufactures, processes, stores, handles, distributes and transports ammonia, which can be very volatile and extremely hazardous. Major accidents or releases involving ammonia could cause severe damage or injury to property, the environment and human health, as well as a possible disruption of supplies and markets. Such an event could result in civil lawsuits, fines, penalties and regulatory enforcement proceedings, all of which could lead to significant liabilities. Any damage to persons, equipment or property or other disruption of the ability of the nitrogen fertilizer business to produce or distribute its products could result in a significant decrease in operating revenues and significant additional cost to replace or repair and insure its assets, which could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and ability to make cash distributions. The nitrogen fertilizer facilities periodically experiences minor releases of ammonia related to leaks from its equipment. Similar events may occur in the future.
In addition, the nitrogen fertilizer business may incur significant losses or costs relating to the operation of railcars used for the purpose of carrying various products, including ammonia. Due to the dangerous and potentially toxic nature of the cargo, in particular ammonia, on board railcars, a railcar accident may result in fires, explosions and pollution. These circumstances may result in sudden, severe damage or injury to property, the environment and human health. In the event of pollution, the nitrogen fertilizer business may be held responsible even if it is not at fault and it complied with the laws and regulations in effect at the time of the accident. Litigation arising from accidents involving ammonia and other products the nitrogen fertilizer business produces or transports may result in the nitrogen fertilizer business or us being named as a defendant in lawsuits asserting claims for large amounts of damages, which could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and ability to make cash distributions.
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
New regulations concerning the transportation, storage and handling of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities could result in higher operating costs.
The costs of complying with future regulations relating to the transportation, storage and handling of hazardous chemicals and security associated with our operations may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. Targets such as chemical manufacturing facilities may be at greater risk of future terrorist attacks than other targets in the United States. The chemical industry has responded to the issues that arose in response to the terrorist attacks on September 11, 2001 by starting new initiatives relating to the security of chemical industry facilities and the transportation of hazardous chemicals in the United States. For example, in May 2015, the Department of Transportation promulgated a regulation setting standings for rail tanks carrying transporting flammable liquids. Future terrorist attacks could lead to even stronger, more costly initiatives that could result in a material adverse effect on our Energy segment's operations. The 2013 fertilizer plant explosion in West, Texas has generated consideration of more restrictive measures in the storage, handling and transportation of crop production materials. In January 2017, the Federal Register published finalized amendments to the Clean Air Act’s regulations implementing the Risk Management Program, which is designed to prevent and mitigate chemical releases and accidents at facilities that handle large quantities of hazardous chemicals. It is not yet known whether the rule will be challenged or otherwise affected by the incoming Trump administration.
If licensed technology were no longer available, the nitrogen fertilizer business may be adversely affected.
The nitrogen fertilizer business has licensed, and may in the future license, a combination of patent, trade secret and other intellectual property rights of third parties for use in its business. In particular, the gasification process used at the Coffeyville fertilizer facility to convert pet coke to high purity hydrogen for subsequent conversion to ammonia is licensed from an affiliate of General Electric Company. The license, which is fully paid, grants the nitrogen fertilizer business perpetual rights to use the pet coke gasification process on specified terms and conditions and is integral to the operations of the Coffeyville fertilizer facility. If this license or any other license agreements on which the nitrogen fertilizer business' operations rely, were to be terminated, licenses to alternative technology may not be available, or may only be available on terms that are not commercially reasonable or acceptable. In addition, any substitution of new technology for currently-licensed technology may require substantial changes to manufacturing processes or equipment and may have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.
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
The nitrogen fertilizer plants are located within the U.S. farm belt, where the majority of the end users of its nitrogen fertilizer products grow their crops. Many of the nitrogen fertilizer business' competitors produce fertilizer outside of this region and incur greater costs in transporting their products over longer distances via rail, ships and pipelines. There can be no assurance that competitors' transportation costs will not decline or that additional pipelines will not be built, lowering the price at which competitors can sell their products, which would have a material adverse effect on our Energy segment's results of operations, financial condition and cash flows.

Railcar
The proposed sale of ARL to SMBC Rail may not be completed if the conditions to closing are not satisfied or waived.
The proposed sale of ARL to SMBC Rail may not be completed in the expected time frame or at all because the conditions to closing may not be satisfied or waived. See Item 1, "Business - Railcar," for further discussion regarding the sale of ARL to SMBC Rail. The conditions which must be satisfied or waived prior to closing include customary closing conditions, and the receipt of certain governmental approvals. Failure to complete the proposed sale may be followed by a decline in the market price of our depositary units and it is possible that we will have difficulty recouping the costs incurred in connection with negotiating the proposed transaction.
The highly cyclical nature of the railcar industry may result in lower revenues during economic downturns or due to other factors.
The North American railcar market has been, and our Railcar segment expects it to continue to be, highly cyclical, resulting in volatility in demand for its products and services. Many of our Railcar segment's customers operate in cyclical markets, such as the energy, chemical agricultural, food and construction industries, which are susceptible to macroeconomic downturns. Weakness in certain sectors of the U.S. economy may make it more difficult for our Railcar segment to sell or lease certain types of railcars. The cyclical nature of the railcar industry may result in lower revenues during economic or industry downturns due to decreased demand for both new and replacement railcars and railcar products and lower demand for railcars on lease. Decreased demand could result in lower new railcar volumes for sale and lease, increased downtime, reduced sale prices or lease rates and decreased cash flow for our Railcar segment.
The market for hopper and tank railcars is currently experiencing a downturn. Our Railcar segment cannot assure you that hopper or tank railcar demand will maintain its current pace, that demand for any railcar types or railcar services will improve, or that its railcar backlog, orders or shipments will track industry-wide trends.
Our Railcar segment's failure to obtain new orders could materially adversely affect its business, financial condition and results of operations, and may be exacerbated to the extent that its backlog is depleted due to shipments of railcars outpacing new orders. Downturns in part or all of the railcar manufacturing industry may occur in the future, resulting in decreased demand for our Railcar segment's products and services, reduced backlog and adjustments in production at its railcar facilities. For example, a change in environmental regulations, oil prices, competitive pricing, pipeline capacity and other factors could trigger a cyclical shift and could impact demand for railcars in the energy transportation industry.
Further, a change in our product mix due to cyclical shifts in demand could have an adverse effect on our Railcar segment's profitability. Our Railcar segment has several different railcar types in its hopper and tank railcar families that it manufactures and leases. In addition, our Railcar segment repairs a variety of railcars. The demand for specific types of these railcars varies from time to time. These shifts in demand could affect our Railcar segment's margins and could have an adverse effect on its profitability. In addition, if our Railcar segment fails to manage its overhead costs and variations in production rates, its business could suffer.
Our Railcar segment may incur significant costs, loss to reputation and further regulatory action as a result of the issuance of the FRA Directive (as discussed below), any of which could materially adversely affect its business, financial condition, results of operations and ability to access capital.
On September 30, 2016, the Federal Railroad Administration ("FRA") issued Railworthiness Directive ("RWD") No. 2016-01 (the "Original Directive"). The Original Directive addressed, among other things, certain welding practices in one weld area in specified DOT 111 tank railcars manufactured between 2009 and 2015 by ARI and ACF. Our Railcar segment met and corresponded with the FRA following the issuance of the Original Directive to express its concerns with the Original Directive and its impact on our Railcar segment, as well as the industry as a whole.
On November 18, 2016 (the "Issuance Date"), the FRA issued RWD No. 2016-01 [Revised] (the "Revised Directive"). The Revised Directive changes and supersedes the Original Directive in several ways. The Original Directive indicated that approximately 14,800 general purpose tank railcars could be affected. The Revised Directive requires owners to identify their subject tank cars and then from that population identify 15% of subject tank cars currently in hazardous materials service with the highest mileage in each tank car owner’s fleet. Visual inspection of each of the subject tank railcars is required of the car operator prior to putting any railcar into service. Owners must ensure appropriate inspection, testing and repairs, if needed, within 12 months of the Issuance Date for the 15% of their subject tank railcars identified to be in hazardous materials service with the highest mileage. The FRA will monitor and analyze the results of the 15% sample and has reserved the right to impose additional test and inspection requirements for the remaining fleet of tank cars subject to the Revised Directive.
Owners, including our Railcar segment as a railcar lessor, and lessees of the subject railcars will likely incur costs associated with compliance with the Revised Directive, including but not limited to, costs of inspection, cleaning and repair, if necessary, as well as freight costs for transporting covered railcars to and from repair facilities. Our Railcar segment, and other lessors of subject railcars, may also experience loss of revenue during periods of rent abatement, if applicable, as a result of railcars being out of service due to compliance with the Revised Directive.
In accordance with accounting principles generally accepted in the United States of America, as of December 31, 2016, our Railcar segment established a loss contingency of $16 million to cover its probable and estimable liabilities with respect to its remedial response to the Revised Directive, taking into account currently available information and its contractual obligations in our capacity as both a manufacturer and lessor of railcars subject to the Revised Directive. The $16 million loss contingency represents a reduction from the loss contingency that it established as of September 30, 2016 for the Original Directive and reflects the changes made by the FRA from the Original Directive to the Revised Directive that reduced the number of railcars that that are currently required to be inspected, and repaired, if necessary. It is reasonably possible that a loss exists in excess of the amount accrued by our Railcar segment. Subsequent developments with respect to the Revised Directive, including but not limited to actions by the FRA, whether as a result of its analysis of the 15% sample or otherwise, may affect our Railcar segment's assessment and estimates of the loss contingency recorded as a reserve and require it to make payments in excess of our reserves, which could have an adverse effect on our Railcar segment's results of operations.
Our Railcar segment's overall costs of compliance with the Revised Directive beyond the probable and estimable liabilities discussed above cannot currently be reasonably estimated and our Railcar segment cannot assure you that the amount of its loss contingency accrual is adequate to cover its actual costs and losses. Such costs may be substantial and may not be adequately covered by insurance, if at all, and could include costs relating to, among others:

•	applicable warranties included in sale and leasing arrangements;

•	implementing changes to our manufacturing personnel or processes; and

•	claims, litigation, settlements and/or regulatory proceedings.

On December 13, 2016, our Railcar segment filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit against the FRA. Our Railcar segment asserted that (i) the Revised Directive was unlawful and inconsistent with administrative law, (ii) the Revised Directive is arbitrary, capricious and inconsistent with law, (iii) the FRA exceeded its authority when it issued the Revised Directive and (iv) the Revised Directive was an improper adjudication under applicable laws. The petition requests that the court review, remand and vacate, defer enforcement of, and/or stay pending review, the Revised Directive. Our Railcar segment cannot assure you that this petition will be successful, in reversing or modifying the Revised Directive to benefit owners of railcars subject to the Revised Directive or, if it is successful, whether it will be successful in a reasonable amount of time.
Regardless of the petition, significant uncertainty exists in connection with the Revised Directive and its implementation. Our Railcar segment's attempts to comply with the Revised Directive may fail if it is unable to get clarification from the FRA on a variety of questions and it does not meet the expectations of the FRA in complying with the Revised Directive.
Complying with the Revised Directive could disrupt our Railcar segment's operations or restrict its ability to expand its lease fleet. Failure to successfully manage our Railcar segment's compliance with the Revised Directive and assist other car owners with their compliance efforts could cause delays or cancellations of orders, lost revenue, harm to its reputation, deterioration of business and customer relationships, including with its affiliates, and result in an adverse impact on our Railcar segment's business, financial condition and results of operations. Any material loss of revenue due to rent abatement, or otherwise, could adversely affect our Railcar segment's ability to comply with covenants in its debt facilities. Our Railcar segment cannot assure that costs incurred to comply with any regulations, including the Revised Directive, will not be material to its business, financial condition or results of operations.
Under the Revised Directive, the FRA also reserved the right to seek civil penalties or to take any other appropriate enforcement action for violation of the Federal Hazardous Materials Regulations that have occurred. To the extent our Railcar segment becomes subject to any such civil penalties and/or enforcement actions, it could result in substantial costs and could harm its business, financial condition and results of operations.
ARI's transition to managing its own railcar lease fleet is subject to various risks and uncertainties and may adversely impact its customer relationships, business, financial condition, results of operations and prospects.
In anticipation of the initial closing of the sale of ARL (the "ARL Sale") to SMBC Rail expected in the second quarter of 2017, ARI entered into a railcar management transition agreement (the "RMTA") to manage the transition, from ARL to ARI, of the management of railcars owned by ARI and its subsidiaries. The RMTA, among other things, (i) permits ARI to assume the management of its railcars following the consummation of the ARL Sale; (ii) requires ARI to use commercially reasonable efforts to obtain the consent of noteholders (the Noteholder Consent) for ARI to replace ARL as manager of railcars owned by its subsidiary, Longtrain Leasing III, LLC ("Longtrain") under that certain Indenture, dated January 29, 2015, between Longtrain and U.S. Bank National Association, as indenture trustee (the "Longtrain Indenture"), and certain related documents; and (iii) requires ARL to transfer to ARI certain books and records and electronic data with respect to its railcars and leasing business and otherwise assist in the transfer of the management of the leasing business to ARI, provided that if ARI does not obtain the Noteholder Consent, ARL, under SMBC Rail's management, will remain the manager of the railcars owned by Longtrain under the Longtrain Indenture. ARI has no obligation to pay any consent or similar fees in connection with obtaining the Noteholder Consent.
The process of transitioning the management of its leasing business from ARL to ARI may involve unexpected costs and expenses. This transition may cause confusion among our Railcar segment's customers, and may lead its customers to attempt to negotiate changes in its existing relationships or cause them to consider entering into business relationships with other parties, to our Railcar segment's detriment. Further, ARI is engaging in a process to separate documentation of its leases from ARL’s leases. This process requires the cooperation of our Railcar segment's leasing customers and financing partners. If ARI's customers and financing partners do not cooperate, it may need to rely on ARL’s continued cooperation, under SMBC Rail's management, to enforce its rights as lessor under its leases.
Under its railcar management agreements, ARI has relied on ARL to manage and market its railcars for lease and re-lease. As a result, ARI has limited experience managing a least fleet. ARI is in the process of building its lease management team, including by hiring new employees. ARI is limited in its ability to hire current ARL employees. Pursuant to the terms and conditions of the RMTA, ARI has agreed not to solicit or hire ARL employees until 24 months after the consummation of the ARL Sale, subject to certain exceptions. ARI's ability to successfully manage its own railcar leasing business will depend in part on its ability to hire and/or rededicate qualified employees to support and manage its railcar leasing business. If ARI is unable to recruit, retain and train qualified personnel, its ability to manage its lease fleet could be materially adversely affected.
ARI cannot ensure an effective transition of the management of its leasing business from ARL to ARI will happen in a timely manner or at all. If ARI is unsuccessful or delayed in this endeavor, our Railcar segment may experience a material adverse effect on its business, financial condition, results of operations and prospects. Further, this transition could disrupt our Railcar segment's business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our Railcar segment's business.
ARI may encounter challenges implementing the intellectual property that it has licensed for use in its leasing business and in managing the cessation of use of certain of its intellectual property and protecting its intellectual property and confidential information from misuse.
Pursuant to the terms and conditions of the RMTA, ARL provides ARI an irrevocable, fully paid, non-transferrable (except as set forth therein), royalty-free license to certain software and databases owned and used by ARL to manage leased railcars. ARI could experience problems or delays in implementing such software and databases or integrating them with its current information technology systems that are important to the operations of its business. ARI may experience compatibility issues, additional training requirements, higher than expected implementation costs and other implementation or integration challenges and delays. If ARI experiences delays in implementing the software and databases licensed from ARL, its leasing business could suffer. This could negatively impact ARI's customers and customer relationships, its ability to maintain and grow its leasing business and its reputation as a railcar lessor. It could also have an adverse effect on ARI's ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could materially adversely affect its financial reporting system and internal controls and its ability to manage its business.
The RMTA provides for the performance of services related to the software and databases by ARL for ARI's benefit for a period of time after the ARL Sale, at which point ARL will be under SMBC Rail's management. ARI will rely on ARL to satisfy its performance and payment obligations under the RMTA. If ARL is unable to satisfy its obligations under the RMTA, including its indemnification obligations, ARI could incur operational difficulties or losses.
The RMTA also provides for the termination, as of the consummation of the ARL Sale, of a Trademark License Agreement between ARI and ARL, pursuant to which ARI granted to ARL a license to use its trademarks “American Railcar” and the “diamond shape” of its logo, and provides for the wind-down of ARL’s use of such trademarks. ARI may experience problems with market and customer confusion as ARL transitions away from using the trademark American Railcar and its logo. The wind down of ARL’s use of ARI's trademarks will occur over a period of time depending on when railcars are in need of service and can be remarked and whether railcars are subject to a financing that requires railcars to bear certain marks.
ARL currently has access to certain intellectual property and confidential information necessary for ARL to perform its duties as our lease fleet manager. After the consummation of the ARL Initial Sale, although ARI has contractually agreed to certain protections, it may not be able to prevent ARL, under SMBC Rail's management, from improperly using ARI's proprietary information and intellectual property. If ARI's intellectual property rights and confidential information are not adequately protected, its competitors could commercialize its technologies and use ARI's information to compete against it in the market, which could result in a decrease in its sales and market share and could materially adversely affect our Railcar segment's operations.
Exposure to fluctuations in commodity and energy prices or reduced demand for commodities may impact our Railcar segment’s results of operations.
Fluctuations in commodity or energy prices, including crude oil and gas prices, or reduced demand for commodities could negatively impact the activities of our Railcar segment's customers resulting in a corresponding adverse effect on the demand for its products and services. These shifts in demand could affect our Railcar segment's results of operations and could have an adverse effect on our Railcar segment's profitability.
Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of other economic factors that are beyond our Railcar segment's control. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries ("OPEC"), have contributed, and are likely to continue to contribute, to price and volume volatility. Most recently, the increasing global supply of oil in conjunction with weakening demand from slowing economic growth in Europe and Asia has created downward pressure on crude oil prices. Changes in environmental or governmental regulations, pipeline capacity, the price of crude oil and gas and related products and other factors have reduced, and may continue to reduce demand for railcars in the energy transportation industry, including our primary railcar products, and have a material adverse effect on our Railcar segment's financial condition and results of operations.

Demand for railcars that are used to transport ethanol and other renewable fuels may be affected by government subsidies and mandates, which may be enacted, changed or eliminated from time to time. It is possible that the reduction or elimination of current US mandates for ethanol blending in motor fuels could reduce the production of ethanol, which would reduce demand for portions of our tank car fleet and negatively impact our revenue and profitability.
Our Railcar segment may be unable to re-market railcars from expiring leases on favorable terms or maintain railcars on lease at satisfactory terms due to decreases in customer demand, oversupply of railcars in the market, or other changes in supply and demand, which could adversely affect our Railcar segment’s business, financial condition and results of operations.
The failure to enter into commercially favorable railcar leases, re-lease or sell railcars upon lease expiration and successfully manage existing leases could have a material adverse effect on our Railcar segment's business, financial condition and results of operations. Our Railcar segment's ability to re-lease or sell leased railcars profitably is dependent upon several factors, including the cost of and demand for leases or ownership of newer or specific use models, the availability in the market of other used or new railcars, and changes in applicable regulations that may impact continued use of older railcars. In addition, low demand for certain types of railcars in our Railcar segment's fleet may make it more difficult to lease those railcars to new customers if they are returned at the end of their existing leases or following a customer default.
A downturn in the industries in which our Railcar segment's lessees operate or the economy generally and decreased demand for railcars could also increase its exposure to re-marketing risk because lessees may demand reduced lease prices or shorter lease terms, which requires it to re-market leased railcars more frequently. Railcars that are returned by our Railcar segment's customers often must undergo maintenance and service work before being leased to new customers, causing a delay in our Railcar segment's ability to remarket such cars and may require it to invest capital. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. Our Railcar segment's inability to re-lease or sell leased railcars on favorable terms could result in lower lease rates, lower lease utilization percentages and reduced revenues.
Our Railcar segments manufacturer's warranties expose it to potentially significant claims and its business could be harmed if its products contain undetected defects or do not meet applicable specifications.
Our Railcar segment may be subject to significant warranty claims in the future relating to workmanship and materials involving our current or future railcar or component product designs, including claims based on the Directive. Such claims may include multiple claims based on one defect repeated throughout our mass production process or claims for which the cost of repairing the defective component is highly disproportionate to the original cost of the part. These types of warranty claims could result in costly product recalls, significant repair costs and damage to our reputation, which could materially adversely affect our Railcar segment's business, financial condition and results of operations. Unresolved warranty claims could result in users of our Railcar segment's products bringing legal actions against it.
Further, if our Railcar segment's railcars or component products are defectively designed or manufactured, are subject to recall for performance or safety-related issues, contain defective components or are misused, it may become subject to costly litigation by its customers or others who may claim to be harmed by its products. Product liability claims could divert management's attention from our Railcar segment's business, be expensive to defend and/or settle and result in sizable damage awards against it.
Our Railcar segment operates in highly competitive industries and it may be unable to compete successfully, which could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
Our Railcar segment faces intense competition in all geographic markets and in each area of its business. Our railcar manufacturing business has five primary competitors. Any of these competitors may, from time to time, have greater resources than our Railcar segment does. Our Railcar segment’s current competitors have and may continue to increase their capacity in, or new competitors may enter into, the railcar markets in which our Railcar segment competes. Strong competition within the industry has led to pricing pressures and could limit our Railcar segment’s ability to maintain or increase prices or obtain better margins on our Railcar segment's railcars for both direct sale and lease. If our Railcar segment produces any type of railcars other than what it currently produces, it will be competing with other manufacturers that may have more experience with that railcar type. Further, new competitors, or alliances among existing competitors, may emerge in the railcar or industrial components industries and rapidly gain market share. Customer selection of railcars for purchase or for lease may be driven by technological or price factors and our competitors may provide or be able to provide more technologically advanced railcars or more attractive pricing and/or lease rates than our Railcar segment can provide. Such competitive factors may adversely affect our Railcar segment’s sales, utilization and/or lease rates, and consequently its revenues.
Our Railcar segment also has intense competition in its railcar leasing business from railcar manufacturers, leasing companies, banks and other financial institutions. Some of this competition includes certain of its significant customers, including its current affiliate, ARL. Subsequent to the ARL Sale, ARL will no longer be an affiliate of ARI but will continue to compete with ARI under ownership and management by SMBC Rail. Some of our Railcar segment’s railcar manufacturing competitors also produce railcars for use in their own railcar leasing fleets, competing directly with our Railcar segment’s leasing business and with leasing companies. In connection with the re-leasing of railcars, our Railcar segment may encounter competition from, among other things, competitor railcar leasing companies.
Our Railcar segment competes with numerous companies in its railcar services business, ranging from companies with greater resources than it has to small, local companies. In addition, new competitors, or alliances among existing competitors, may emerge, thereby intensifying the existing competition for our Railcar segment’s railcar services business.
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
The variable needs of our Railcar segment’s railcar customers and the timing of completion, customer acceptance as well as the mix of railcars for lease versus direct sale, all of which may cause our Railcar segment’s revenues and income from operations to vary substantially each quarter, which could result in significant fluctuations in our Railcar segment’s quarterly and annual results.
Our Railcar segment’s results of operations in any particular quarterly period may be significantly affected by the number and type of railcars manufactured and shipped in that period, which is impacted by customer needs that may vary greatly quarter to quarter and year to year. In addition, because revenues and earnings related to leased railcars are recognized over the life of the lease, our Railcar segment’s quarterly results may vary depending on the mix of lease versus direct sale railcars that it ships during a given period. Customers may decide to lease or buy our Railcar segment's railcars based on many factors including tax and accounting considerations, interest rates, and operational flexibility. Our Railcar segment has no control over these external considerations and changes in these factors could impact demand for our Railcar segment's railcars for sale or lease. The customer acceptance and title transfer or customer acceptance and shipment of our railcars determine when our Railcar segment records the revenues associated with our Railcar segment’s railcar sales or leases. Given this, the timing of customer acceptance and title transfer or customer acceptance and shipment of our railcars could cause fluctuations in our Railcar segment’s quarterly and annual results. The railroads could potentially go on strike or have other service interruptions, which could ultimately create a bottleneck and potentially cause us to slow down or halt our Railcar segment’s shipment and production schedules, which could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
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
Our Railcar segment's business is subject to various laws, rules and regulations and changes in legal and regulatory requirements applicable to it or the industries in which it operates may adversely impact our Railcar segment's operations.
Our Railcar segment's business is subject to various laws, rules and regulations administered by authorities in jurisdictions in which we do business. In North America, our Railcar segment's railcar fleet and manufacturing operations are subject to safety, operations, maintenance and mechanical standards, rules and regulations enforced by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Railroad Administration, Transport Canada, and the Association of American Railroads. State and provincial agencies regulate some health and safety matters related to rail operations not otherwise preempted by federal law. Our Railcar segment's business and railcar fleet may be adversely impacted by new rules and regulations or changes to existing rules or regulations, which could require additional maintenance or substantial modification or refurbishment of our railcars or could make certain types of railcars inoperable or obsolete or require them to be phased out prior to their useful lives.
Derailments in North America of trains transporting crude oil have caused various U.S and Canadian regulatory agencies, industry organizations, as well as Class I Railroads and community governments, to focus attention on transportation by rail of flammable materials. Recent regulations related to rail transport of certain flammable liquids imposed by Canadian and United

States regulators require, among other things, a new tank car design standard, a phase out of older DOT-111 cars that are not retrofitted, and a classification and testing program for unrefined petroleum based products, including crude oil. In addition, railroads and other organizations may impose requirements for railcars that are more stringent than, or in addition to, any governmental regulations that may be adopted. For example, additional laws and regulations have been proposed or adopted that may have a significant impact on railroad operations, including the implementation of “positive train control” (PTC) requirements. PTC is a collision avoidance technology intended to override engineer controlled locomotives and stop certain types of train accidents.
Our Railcar segment is unable to predict what impact these or other regulatory changes may have, if any, on its business or the industry as a whole. These regulations and the industry’s responsiveness in complying with these regulations may materially impact the rail industry as a whole; railroad operations; older and newer railcars that meet or exceed currently mandated standards; future railcar specifications; and the capability of the North American railcar manufacturing, repair and maintenance infrastructure to implement mandated retrofit configurations or new construction. As a result of such regulations, certain of our Railcar segment's railcars could be deemed unfit for further commercial use (which would diminish or eliminate future revenue generated from leased railcars) and/or require retrofits or modifications. The costs associated with any required retrofits or modifications could be substantial. While certain regulatory changes could result in increased demand for refurbishment and/or new railcar manufacturing activity, our Railcar segment's business, financial condition and results of operations could be materially adversely affected if our Railcar segment is unable to adapt our business to changing regulations or railroad standards, source critical components and raw materials such as steel in a timely manner and at reasonable cost, or at all, and/or take advantage of any increase in demand for our products and services. Our Railcar segment cannot assure that costs incurred to comply with any new standards and regulations will not be material to our Railcar segment's business, financial condition or results of operations.
Regulatory changes related to tank railcars in North America may impact future new railcar production rates and orders from our customers, as well as retrofit and maintenance work to existing railcars. In response to current regulations, Our Railcar segment invested capital to further expand its manufacturing flexibility and repair capacity to address the needs of the industry. Our Railcar segment cannot assure you that any increased manufacturing flexibility or repair capacity will be sufficient to meet the demands of the industry. Similarly, our Railcar segment cannot assure you of the impact of the regulatory changes affecting the North American railcar industry or its business.
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
The cost of raw materials, including steel, and components used in the production of our railcars, represents a significant amount of our Railcar segment’s direct manufacturing costs per railcar. Our Railcar segment generally includes provisions in their railcar manufacturing contracts that allow it to adjust prices as a result of increases and decreases in the cost of certain raw materials and components. The number of customers to which our Railcar segment is not able to pass on price increases may increase in the future, which could adversely affect our Railcar segment’s operating margins and cash flows. If our Railcar segment is not able to pass on price increases to its customers, our Railcar segment may lose railcar orders or enter into contracts with less favorable contract terms, any of which could materially adversely affect our Railcar segment’s business, financial condition and results of operations. Any fluctuations in the price or availability of steel, or any other material or component used in the production of our Railcar segment’s railcars or railcar or industrial components, could materially adversely affect our Railcar segment’s business, financial condition and results of operations. Such price increases could reduce demand for our Railcar segment’s railcars or component products. Deliveries of raw materials and components may also fluctuate depending on various factors including supply and demand for the raw material or component, or governmental regulation relating to the raw material or component, including regulation relating to importation.
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
Our Railcar segment relies on a small number of suppliers from whom it sources a significant amount of its manufacturing materials. If any of our Railcar segment’s significant suppliers of railcar components were to shut down operations, our Railcar segment’s business and financial results could be materially adversely affected as it may incur substantial delays and significant expense in finding alternative sources. The quality and reliability of alternative sources may not be the same and these alternative sources may charge significantly higher prices.
Our Railcar segment’s investment in its lease fleet may use significant amounts of cash, which may require it to secure additional capital and it may be unable to arrange capital on favorable terms, or at all.
Our Railcar segment uses existing cash and cash generated through lease fleet financings to manufacture railcars it leases to customers, while cash from lease revenues is received over the term of the applicable lease or leases relating to those railcars. Depending upon the number of railcars that our Railcar segment leases and the amount of cash used in other operations, its cash balances and its availability under any of its lease fleet financings could be depleted, requiring it to seek additional capital. Our Railcar segment relies on banks and capital markets to fund its lease fleet financings. These markets may experience high levels of volatility and access to capital may be limited for extended periods of time. In addition to conditions in the capital markets, changes in our Railcar segment's financial performance or credit ratings or ratings outlook, as determined by rating agencies, could cause it to incur increased borrowing costs or to have greater difficulty accessing public and private markets for debt. Further, changes in interest rates could make it more difficult for our Railcar segment to incur additional debt or could impact the costs of its current financing facilities. Our Railcar segment's inability to secure additional capital, on commercially reasonable terms, or at all, may limit its ability to support operations, maintain or expand its existing business, or take advantage of new business opportunities. Our Railcar segment could also experience defaults on leases that could further constrain cash, impact its ability to re-lease railcars, reduce its revenues, divert management's attention or limit its ability to further attract financing to add liquidity in the future.
Our Railcar segment is subject to various laws, rules and regulations and changes in legal and regulatory requirements applicable to it or the industries in which it operates may adversely impact its business, financial condition and results of operations.
Our Railcar segment is subject to various laws, rules and regulations administered by authorities in jurisdictions in which it does business. In North America, our Railcar segment's railcar fleet and manufacturing operations are subject to safety, operations, maintenance and mechanical standards, rules and regulations enforced by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Railroad Administration, Transport Canada, and the Association of American Railroads. State and provincial agencies regulate some health and safety matters related to rail operations not otherwise preempted by federal law. Our Railcar segment's business and railcar fleet may be adversely impacted by new rules and regulations or changes to existing rules or regulations, which could require additional maintenance or substantial modification or refurbishment of its railcars or could make certain types of railcars inoperable or obsolete or require them to be phased out prior to their useful lives.
Derailments in North America of trains transporting crude oil have caused various U.S and Canadian regulatory agencies, industry organizations, as well as Class I Railroads and community governments, to focus attention on transportation by rail of flammable materials. Recent regulations related to rail transport of certain flammable liquids imposed by Canadian and United States regulators require, among other things, a new tank car design standard, a phase out of older DOT-111 cars that are not retrofitted, and a classification and testing program for unrefined petroleum based products, including crude oil. In addition, railroads and other organizations may impose requirements for railcars that are more stringent than, or in addition to, any governmental regulations that may be adopted. For example, additional laws and regulations have been proposed or adopted that may have a significant impact on railroad operations, including the implementation of “positive train control” (PTC) requirements. PTC is a collision avoidance technology intended to override engineer controlled locomotives and stop certain types of train accidents.
Our Railcar segment is unable to predict what impact these or other regulatory changes may have, if any, on its business or the industry as a whole. These regulations and the industry’s responsiveness in complying with these regulations may materially impact the rail industry as a whole; railroad operations; older and newer railcars that meet or exceed currently mandated standards; future railcar specifications; and the capability of the North American railcar manufacturing, repair and maintenance infrastructure to implement mandated retrofit configurations or new construction. As a result of such regulations, certain of our Railcar segment's railcars could be deemed unfit for further commercial use (which would diminish or eliminate future revenue generated from leased railcars) and/or require retrofits or modifications. The costs associated with any required retrofits or modifications could be substantial. While certain regulatory changes could result in increased demand for refurbishment and/or new railcar manufacturing activity, our business, financial condition and results of operations could be materially adversely affected if our Railcar segment is unable to adapt its business to changing regulations or railroad standards, source critical components and raw materials such as steel in a timely manner and at reasonable cost, or at all, and/or take advantage of any increase in demand for our products and services. Our Railcar segment cannot assure that costs incurred to comply with any new standards and regulations will not be material to its business, financial condition or results of operations.
Regulatory changes related to tank railcars in North America may impact future new railcar production rates and orders from our customers, as well as retrofit and maintenance work to existing railcars. In response to current regulations, our Railcar segment invested capital to further expand its manufacturing flexibility and repair capacity to address the needs of the industry. Our Railcar segment cannot assure you that any increased manufacturing flexibility or repair capacity will be sufficient to meet the demands of the industry. Similarly, our Railcar segment cannot assure you of the impact of the regulatory changes affecting the North American railcar industry or its business.
Changes in railroad efficiency may adversely affect demand for our Railcar segment's railcars.
Regulations and railroad infrastructure investments that increase the speed at which railroads can operate trains may reduce the number of railcars needed for railroads to haul the same amount of cargo. Conversely, speed restrictions imposed by regulations may also have an adverse impact on demand for tank railcars or other types of freight railcars as other forms of transportation may become more effective. While rail velocity is affected by many factors including general economic conditions, weather conditions, railroad mergers, and increases in rail traffic, and has increased since the adoption of regulations in 2015, in some circumstances these factors may significantly reduce overall velocity on congested rail networks. This in turn could lead to an increase in the cost of rail freight transportation and impact availability, making rail less competitive compared to alternative modes of freight transportation. In each case, these changes could lead to reduced demand for our Railcar segment's products and negatively impact its revenues and results of operations.
Train derailments or other accidents involving our Railcar segment's products could subject it to legal claims that may adversely impact our Railcar segment's business, financial condition and results of operations.
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

Increasing insurance claims and expenses could lower profitability and increase business risk of our Railcar segment.
The nature of our Railcar segment's business subjects it to product liability, property damage, and personal injury claims, especially in connection with the manufacture, repair or other servicing of products or components that are used in the transport or handling of hazardous, toxic, or volatile materials. Our Railcar segment maintains reserves for reasonably estimable liability claims and liability insurance coverage at levels based upon commercial norms in the industries in which it operates and its historical claims experience. There is no guarantee that cost-effective insurance will consistently be available to our Railcar segment. Over the last several years, insurance carriers have raised premiums for many companies operating in our Railcar segment's industries. Increased insurance premiums may further increase our Railcar segment's insurance expense as coverages expire or cause it to raise our self-insured retention. If the number or severity of claims within our Railcar segment's self-insured retention increases, our Railcar segment could suffer costs in excess of its reserves. An unusually large liability claim or a series of claims based on a failure repeated throughout our Railcar segment's mass production process may exceed its insurance coverage or result in direct damages if it were unable or elected not to insure against certain hazards because of high premiums or other reasons. In addition, the availability of, and our Railcar segment's ability to collect on, insurance coverage is often subject to factors beyond its control. Moreover, any accident or incident involving our Railcar segment, even if it is fully insured or not held to be liable, could negatively affect our Railcar segment's reputation among customers and the public, thereby making it more difficult for it to compete effectively, and could materially adversely affect the cost and availability of insurance in the future.
Litigation claims could increase our costs and weaken our Railcar segment’s financial condition.
Our Railcar segment is currently, and may from time to time be, involved in various claims or legal proceedings arising out of its operations. The nature of our Railcar segment's businesses and assets expose it to the potential for claims and litigation related to personal injury, property damage, environmental claims, regulatory claims, contractual disputes and various other matters. In particular, railcars it manufactures and leases will be used in a variety of manners, which may include carrying hazardous, flammable, and/or corrosive materials. An accident involving a railcar carrying such materials could lead to litigation and subject us to significant liability, particularly where the accident involves serious personal injury or loss of life. Our Railcar segment's railcars, as well as our Railcar segment’s railcar and industrial components, are subject to risks of breakdowns, malfunctions, casualty and other negative events and it is possible that claims for personal injury, loss of life, property damage, business losses and other liability arising out of these or other types of incidents will be made against our Railcar segment. Additionally, in the normal course of business from time to time our Railcar segment enters into contracts with third parties that may lead to contractual disputes. Our Railcar segment's failure to manufacture and maintain railcars in compliance with governmental regulations and industry rules could also expose it to fines and claims. Adverse outcomes in some or all of these matters could result in judgments against our Railcar segment for significant monetary damages that could increase our costs and weaken its financial condition. Our Railcar segment seeks contractual recourse and indemnification in the ordinary course of business, maintains reserves for reasonably estimable liabilities, and purchases liability insurance at coverage levels based upon commercial norms in our Railcar segment’s industries in an effort to mitigate our liability exposures. Nevertheless, our Railcar segment’s reserves may be inadequate to cover the uninsured portion of claims or judgments. Any such claims or judgments could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
The success of our Railcar segment’s railcar leasing business is dependent, in part, on its lessees performing their obligations.
The ability of each lessee to perform its obligations under a lease will depend primarily on such lessee's financial condition, as well as other various factors. The financial condition of a lessee may be affected by various factors beyond our Railcar segment's control, including, but not limited to, competition, operating costs, general economic conditions and environmental and other governmental regulation of or affecting the lessee's industry. High default rates on leases could increase the portion of railcars that may need to be remarketed after they are repossessed from defaulting lessees. There can be no assurance that the historical default experience with respect to our Railcar segment's lease fleet will continue in the future.
Our Railcar segment’s failure to comply with laws and regulations imposed by federal, state, local and foreign agencies could materially adversely affect our Railcar segment’s business, financial condition, results of operations and ability to access capital.
The industries in which our Railcar segment operates are subject to extensive regulation by governmental, regulatory and industry authorities and by federal, state, local and foreign agencies. The risks of substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of our Railcar segment’s business. Despite our Railcar segment’s intention to comply with these laws and regulations, our Railcar segment cannot guarantee that it will be able to do so at all times and compliance may prove to be more costly and limiting than it currently anticipates and compliance requirements could increase in future years. These laws and regulations are complex, change frequently and may become more stringent over time, which could impact our Railcar segment’s business, financial condition, results of operations and ability to access capital. If our Railcar segment fails to comply with the requirements and regulations of these agencies that impact our Railcar segment’s manufacturing, other processes and reporting requirements, it may face sanctions and penalties that could materially adversely affect our Railcar segment’s business, financial condition, results of operations and ability to access capital.
Our Railcar segment is subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or our failure to comply, with such requirements could materially adversely affect our Railcar segment's business, financial condition, results of operations.
Our Railcar segment is subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the release or discharge of materials into the environment; the management, use, processing, handling, storage, transport or disposal of hazardous materials; or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose our Railcar segment to liability for the environmental condition of its current or formerly owned or operated facilities, and may expose it to liability for the conduct of others or for its actions that complied with all applicable laws at the time these actions were taken. They may also expose our Railcar segment to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials on its properties or as a result of a spill or discharge of material from a railcar it owns. Despite our Railcar segment's intention to be in compliance, it cannot guarantee that it will at all times comply with such requirements. The cost of complying with these requirements may also increase substantially in future years. If our Railcar segment violates or fails to comply with these requirements, it could be fined or otherwise sanctioned by regulators. In addition, these requirements are complex, change frequently and may become more stringent over time, which could materially adversely affect our Railcar segment's business, financial condition and results of operations.
Our Railcar segment's failure to maintain and comply with environmental permits that it is required to maintain could result in fines, penalties or other sanctions and could materially adversely affect our Railcar segment's business, financial condition and results of operations. Future events, such as new environmental regulations, changes in or modified interpretations of existing laws and regulations or enforcement policies, newly discovered information or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could materially adversely affect our Railcar segment's business, financial condition and results of operations.
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
An interruption in manufacturing capabilities at our Railcar segment’s railcar plants in Paragould or Marmaduke or at any of its manufacturing facilities, whether as a result of equipment failure or any other reason, could reduce, prevent or delay production of our Railcar segment’s railcars or railcar and industrial components, which could alter the scheduled delivery dates to customers and affect our Railcar segment’s production schedule. This could result in the delay or termination of orders, the loss of future sales and a negative impact to our Railcar segment’s reputation with our Railcar segment’s customers and in the railcar industry, all of which could materially adversely affect our Railcar segment’s business, financial condition and results of operations.
All of our Railcar segment’s facilities and equipment are subject to the risk of catastrophic loss due to unanticipated events, such as fires, earthquakes, explosions, floods, tornados, hurricanes or weather conditions. If there is a natural disaster or other serious disruption at any of our Railcar segment’s facilities, it may experience plant shutdowns or periods of reduced production as a result of equipment failures, loss of power, delays in equipment deliveries, or extensive damage to any of our Railcar segment’s facilities, which could materially adversely affect our Railcar segment’s business, financial condition or results of operations.
Additionally, insurance coverage may not adequately compensate our Railcar segment's for losses incurred as a result of natural or other disasters.

Our Railcar segment's failure to complete capital expenditure projects on time and within budget, or the failure of these projects to operate as anticipated could materially adversely affect its business, financial condition and results of operations.
Our Railcar segment's capital expenditure projects are subject to a number of risks and contingencies over which it may have little control and that may adversely affect the cost and timing of the completion of those projects, or the capacity or efficiencies of those projects once completed. If these capital expenditure projects do not achieve the results anticipated, our Railcar segment may not be able to satisfy our Railcar segment’s operational goals on a timely basis, if at all. If our Railcar segment is unable to complete such capital expenditure projects on time or within budget, or if those projects do not achieve the capacity or efficiencies anticipated, our Railcar segment’s business, financial condition and results of operations could be materially adversely affected.
Some of our Railcar segment’s railcar services and component manufacturing employees belong to labor unions and strikes or work stoppages by them or unions formed by some or all of our Railcar segment’s other employees in the future could materially adversely affect our Railcar segment’s operations.
A portion of the employees at our Railcar segment’s sites are party to collective bargaining agreements. Disputes with regard to the terms of these agreements or our Railcar segment’s potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. Our Railcar segment cannot guarantee that its relations with its union workforce will remain positive nor can our Railcar segment guarantee that union organizers will not be successful in future attempts to organize our Railcar segment’s railcar manufacturing employees or employees at our Railcar segment’s other facilities. If our Railcar segment’s workers were to engage in a strike, work stoppage or other slowdown, other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, our Railcar segment could experience a significant disruption of our Railcar segment’s operations and higher ongoing labor costs. In addition, our Railcar segment could face higher labor costs in the future as a result of severance or other charges associated with layoffs, shutdowns or reductions in the size and scope of our Railcar segment’s operations.
Our Railcar segment has significant amount of indebtedness, which could adversely affect its business, financial condition and results of operations and prevent it from fulfilling its indebtedness obligations.
Our Railcar segment is significantly leveraged. Our Railcar segment’s significant indebtedness could materially impact its operations, and could place it at a competitive disadvantage compared to its less leveraged competitors. It may be difficult for our Railcar operations to satisfy its repayment and other obligations with respect to such indebtedness, and it may not be able to refinance its existing indebtedness as it matures. Significant indebtedness may also increase our Railcar segment’s vulnerability to adverse general economic, industry or competitive developments or conditions and limit its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates. Our Railcar segment may be limited in its ability to raise additional capital or obtain additional financing to fund its operations, capital expenditures or other growth initiatives, and other general corporate requirements and may be required to dedicate a significant portion of our cash flow from operations to interest and principal payments on its indebtedness. Our Railcar segment is also exposed to the risk of increased interest rates as certain of its borrowings are subject to variable rates of interest. As a consequence of our Railcar segment’s level of indebtedness, a significant portion of its cash flow from operations may be dedicated to debt service requirements. In addition, the terms of our Railcar segment’s various credit agreements may contain certain covenants, which if it fails to comply, may trigger an event of default, whereby the lender could accelerate the repayment of such debt. Our Railcar segment cannot assure you that our Railcar segment would be able to renegotiate, refinance, restructure or otherwise obtain the necessary funds to satisfy its indebtedness. See Note 10, "Debt - Railcar" to the consolidated financial statements for further discussion regarding our Railcar segment's debt.
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
Our Railcar segment’s business may not be able to generate sufficient cash flow from operations and there can be no assurance that future borrowings will be available to it in amounts sufficient to enable it to pay its indebtedness as such indebtedness matures and to fund its other liquidity needs. If this is the case, our Railcar segment will need to refinance all or a portion of its indebtedness on or before maturity, and it cannot be certain that it will be able to refinance any of our Railcar segment’s indebtedness on commercially reasonable terms, or at all. Our Railcar segment might have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These financing strategies may not be implemented on satisfactory terms, if at all. Our Railcar segment’s ability to refinance its indebtedness or obtain additional financing and to do so on commercially reasonable terms will depend on its financial condition at the time, restrictions in any agreements governing our indebtedness and other factors, including the condition of the financial markets and the railcar industry.
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
Our Railcar operations regularly review long-lived asset investments for impairment, including when events or changes in circumstances indicate the carrying value of an asset or investment may not be recoverable. Our Railcar segment may be required to recognize asset impairment charges in the future as a result of a weak economic environment, challenging market conditions, new or modified laws and regulations affecting its railcars, events related to particular customers or railcar types, or as a result of asset or portfolio sale decisions by management or other factors that affect our Railcar segment’s estimates of expected cash flows to be generated from its long-lived assets.
The use of railcars as a significant mode of transporting freight could decline, become more efficient over time, experience a shift in types of modal transportation, and/or certain railcar types could become obsolete.
As the freight transportation markets our Railcar segment serve continue to evolve and become more efficient, the use of railcars may decline in favor of other more economic modes of transportation. Features and functionality specific to certain railcar types could result in those railcars becoming obsolete as customer requirements for freight delivery change. Our Railcar segment’s operations may be adversely impacted by changes in the preferred method used by customers to ship their products, changes in demand for particular products, or by a shift by customers toward purchasing assets rather than leasing them from our Railcar segment. The industries in which our Railcar segment’s customers operate are driven by dynamic market forces and trends, which are in turn influenced by economic and political factors in the United States and abroad. Demand for our Railcar segment’s railcars may be significantly affected by changes in the markets in which its customers operate. A significant reduction in customer demand for transportation or manufacture of a particular product or change in the preferred method of transportation used by customers to ship their products could result in the economic obsolescence of our Railcar segment's railcars, including those leased by its customers.

Gaming
Our Gaming segment is pursuing, and may in the future pursue, expansion and acquisition opportunities and other strategic transactions that involve inherent risks, any of which may cause it to not realize anticipated benefits of such expansion and acquisition opportunities.
Our Gaming segment’s business strategy includes the consideration of expansion opportunities in new gaming jurisdictions and underserved markets and acquisition opportunities and other strategic transactions that may arise periodically. For example, our Gaming segment acquired Lumiére in April 2014 and obtained control of and consolidated TER upon its emergence from bankruptcy in February 2016. See Item 1, "Business - Gaming," for further discussion regarding TER. Our Gaming segment may not be able to successfully identify suitable acquisition or other strategic opportunities or complete any particular acquisition, combination, joint venture or other strategic transaction on acceptable terms. Our Gaming segment's identification of suitable acquisition candidates and other strategic opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on its business, diversion of its management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If our Gaming segment is successful in pursuing acquisitions or other strategic opportunities, it may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect its results of operations. If our Gaming segment spends significant funds or incurs additional debt, its ability to obtain financing for working capital or other purposes could decline and it may be more vulnerable to economic downturns and competitive pressures. In addition, our Gaming segment cannot guarantee that it will be able to finance additional acquisitions or other strategic opportunities, or that it will realize any anticipated benefits from acquisitions or other strategic opportunities. Should our Gaming segment successfully acquire another business, the process of integrating acquired operations into its existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. In addition, our Gaming segment may not be effective in retaining key employees or customers of the combined businesses. Our Gaming segment may face integration issues pertaining to the internal controls and operations functions of the acquired companies and may not realize cost efficiencies or synergies that it anticipated when selecting its acquisition candidates. Our Gaming segment's failure to identify suitable acquisition or other strategic opportunities may restrict its ability to grow its business.
Intense competition exists and is growing in the gaming industry, including competition involving the implementation of internet gaming, and our Gaming segment may not be able to compete effectively which could negatively affect our Gaming operations.
The gaming industry is highly competitive for both customers and employees, including those at the management level. Our Gaming segment faces increasing intense competition with numerous casinos and hotel casinos of varying quality and size in market areas where its properties are located. Our Gaming segment also competes with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses and could compete with any new forms of gaming that exist or may be legalized in the future, including on-line gaming. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In most markets, our Gaming segment competes directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, our Gaming segment faces competition from nearby markets in addition to direct competition within its market areas as well as the threat from new, emerging markets. With internet gaming, our Gaming segment's land based casinos will also potentially be competing in virtual markets that may not be constrained by geographical limitations.
Competition in the gaming industry in existing markets continues to intensify. For example, although no new casinos have opened in eastern Pennsylvania since 2012, the second Philadelphia Category 2 license was awarded in 2014 and the Pennsylvania legislature is considering further gaming expansion proposals; six casinos currently operate in Maryland including the MGM Resorts International National Harbor Casino which opened in December 2016; two large VLT casinos are currently operating in the New York metropolitan area, and three additional commercial gaming facilities under construction and expected to open soon, including two new VLT facilities planned for the eastern parts of New York in the coming years. Two casinos are currently under development in Massachusetts. In addition, the New Jersey legislature continues to consider gaming expansion outside of Atlantic City notwithstanding voter disapproval of a referendum in November 2016 to authorize two casinos in the northern part of the state.
This expansion of existing casino entertainment properties, the increase in the number of gaming opportunities, the potential emergence of legal internet gaming outside of New Jersey, including active consideration of internet gaming by the Pennsylvania legislature, and the aggressive marketing strategies of many of our Gaming segment's competitors has also increased competition in many markets in which our Gaming segment competes, and our Gaming segment expects this intense competition to continue.
If our Gaming segment's competitors operate more successfully than it does, if they are more successful than our Gaming segment in attracting and retaining employees, if their properties are enhanced or expanded, if additional hotels and casinos are established in and around the locations in which it conducts business, or if internet gaming is permitted and conducted in any of its markets, it may lose market share or the ability to attract or retain employees or customers. In particular, the expansion of casino gaming in or near any geographic area from which our Gaming segment attracts or expects to attract a significant number of its customers could materially adversely affect our Gaming segment's business, financial condition and results of operations.
Our Gaming segment expects that competition from internet gaming will continue to grow and intensify.
Our Gaming segment expects that it will face increased competition from internet gaming as the potential for legalized internet gaming continues to grow. Several states are currently considering legislation that would legalize internet gaming at the state level. As a result of the Justice Department's December 2011 opinion concerning the applicability of the Wire Act to internet gaming, certain states including Nevada, Delaware and New Jersey have enacted legislation to authorize various forms of intrastate internet gaming. Notably, in February 2013 Nevada amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow the state to enter into agreements with other states to create multi-state online poker wagering, and in November 2013 New Jersey authorized intrastate internet gaming through Atlantic City casinos. The New Jersey law provides that licensed Atlantic City casinos including Tropicana AC may offer internet gambling games subject to regulations to be adopted by the NJDGE. The law provides for a 15% tax on internet gaming gross revenues and permits New Jersey to enter into agreements with other states to engage in multi-state internet wagering pools. The law has a 10 year sunset provision. A number of New Jersey casinos including Tropicana Atlantic City participate in intrastate internet gaming. Our Gaming segment's ability to compete in a marketplace containing multiple virtual casino platforms will depend on its ability to effectively market its internet gaming products to its customers in the face of stiff competition as well as the availability of internet gaming in jurisdictions in which it operates casinos. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from its properties and thus adversely affect its business. Such internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of initiatives in some states to consider legislation to legalize intrastate internet wagering. There have also been proposals that would specifically legalize internet gaming under federal law.
The casino, hotel and resort industry is capital intensive and our Gaming segment may not be able to proceed with renovation projects because of market conditions, which could put it at a competitive disadvantage.
Our Gaming segment's properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. Our Gaming segment also needs to make capital expenditures to comply with applicable laws and regulations.
Renovations and other capital improvements of our Gaming segment's properties require significant capital expenditures and usually generate little or no cash flow until the project is completed. Our Gaming segment may not be able to proceed with planned capital improvement projects because of market conditions. Our Gaming segment's failure to renovate its gaming properties may put it at a competitive disadvantage, which could have a materially adverse effect on our Gaming segment.
Renovations and other capital improvements may disrupt our Gaming segment's operations.
Renovation projects may cause our Gaming segment to temporarily close all or a portion of its facilities to customers and disrupt service and room availability, causing reduced demand, occupancy and rates. For example, in 2014 and 2015 MontBleu and Tropicana AC underwent major renovation projects that impacted operating results, as did Lumiére in 2016. As a result, any future capital improvements projects may increase our Gaming segment's expenses and reduce its cash flows and its revenues and, accordingly, may have a materially adverse effect on our Gaming segment.
Similarly, in July 2016, Tropicana commenced construction of a new landside gaming facility in Evansville, Indiana, which will encompass 75,000 square feet of enclosed space (including approximately 45,000 square feet of casino floor, additional food and beverage outlets and back of house space) and is expected to open in late 2017 or early 2018. Tropicana estimates that the development costs for the facility will be at least $50 million. There can be no assurances that Tropicana will finish construction of this facility in a timely manner or within its anticipated budget. Tropicana may encounter delays or other disruptions during construction of this facility, which may have a material adverse effect on our Gaming segment's business, financial condition and results of operations.
Work stoppages, labor problems and unexpected shutdowns may limit our Gaming segment's operational flexibility and negatively impact its future profits.
Tropicana is party to numerous collective bargaining agreements with different unions. In 2016 Tropicana completed collective bargaining negotiations on extended agreements with several unions including UNITE HERE Local 54 in Atlantic City and Local 74 in St. Louis and the United Auto Workers in Evansville. However, our Gaming segment cannot assure that it will be able to negotiate new collective bargaining agreements with unions in the future, or renegotiate collective bargaining agreements with other unions currently in effect. The addition of new or changes to the existing collective bargaining agreements could cause significant increases in labor costs, which could have a material adverse effect on our Gaming segment's businesses, financial condition and results of operations.
In addition, the unions with which our Gaming segment has collective bargaining agreements or other unions could seek to organize employees at our Gaming segment's non-union properties or groups of employees at its properties that are not currently represented by unions. Union organization efforts could cause disruptions in its businesses and result in significant costs, both of which could have a material adverse effect on our Gaming segment.
Finally, if our Gaming segment is unable to negotiate these agreements on mutually acceptable terms, the affected employees may engage in a strike or other job actions instead of continuing to operate without contracts or under expired contracts, which could have a materially adverse effect on our Gaming segment or be disruptive to its business. Any unexpected shutdown of one of the casino properties from a work stoppage or strike action could have a material adverse effect on our Gaming segment. Moreover, strikes, work stoppages or other job actions could also result in adverse media attention or otherwise discourage customers, including convention and meeting groups, from visiting our Gaming segment's casinos. There can be no assurance that our Gaming segment can be adequately prepared for labor developments that may lead to a temporary or permanent shutdown of any of its casino properties.
Our Gaming segment is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the local, regional or national economy.
Consumer demand for casino and hotel properties, such as Tropicana's, are particularly sensitive to downturns in the local, regional or national economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, the housing and credit crises, the impact of high energy and food costs, the increased cost of travel, the potential for bank failures, perceived or actual declines in disposable consumer income and wealth, the effect of the current economic environment and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could reduce customer demand for amenities that Tropicana offers.
The housing crisis and recession in the United States that began in 2008 resulted in a significant decline in tourism and consumer spending. Economic conditions like the 2008 downturn (and slowdowns or recessions less severe) could cause fewer consumers to spend money or cause consumers to spend less money at Tropicana's properties and could materially adversely affect our Gaming operations. While general economic conditions have improved, there can be no assurance that they will continue to improve or will not worsen in the future.
The state of the global financial markets may impact our Gaming segment's ability to obtain sufficient financing and credit on a going forward basis which could negatively impact its ability to expand its business.
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
Our Gaming segment may be subject to litigation resulting from its gaming, resort and dining operations, which, if adversely determined, could result in substantial losses.
Our Gaming segment will be, from time to time, during the ordinary course of operating its businesses, subject to various litigation claims and legal disputes, including contract, lease, employment and regulatory claims as well as claims made by visitors to its properties. Certain litigation claims may not be covered entirely or at all by its insurance policies or its insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert our Gaming segment's attention from the operations of its businesses. Further, litigation involving visitors to its properties, even if without merit, can attract adverse media attention. As a result, litigation can have a material adverse effect on its businesses. Our Gaming segment cannot predict the outcome of any action and it is possible that adverse judgments or settlements could significantly reduce our Gaming segment revenues.
State gaming laws and regulations may require holders of our Gaming segment's debt or equity securities to undergo a suitability investigation, and may result in redemption of their securities.
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

In the event that disqualified holders fail to divest themselves of such securities, gaming authorities have the power to revoke or suspend the casino license or licenses related to the regulated entity that issued the securities. In addition, our Gaming segment's certificate of incorporation provides that it may redeem its securities from an Unsuitable Person (as such term is defined in our Gaming segment's certificate of incorporation).
Regulation by gaming authorities could adversely affect our Gaming segment's operations.
Tropicana is subject to extensive regulation with respect to the ownership and operation of its gaming facilities. Federal, state and local gaming authorities require that our Gaming segment and its subsidiaries hold various licenses, qualifications, findings of suitability, registrations, permits and approvals. The gaming regulatory authorities have broad powers with respect to the licensing of casino operations and alcoholic beverage service and may deny, revoke, suspend, condition, or limit our Gaming segment's gaming or other licenses, impose substantial fines, temporarily suspend casino operations and take other actions, any one of which could adversely affect our Gaming operations.
Our Gaming segment owns, operates or has an interest in gaming facilities located in Nevada, Indiana, Mississippi, Missouri, Louisiana, New Jersey and Aruba. Our Gaming segment has obtained all material governmental licenses, qualifications, registrations, permits and approvals necessary for the operation of its gaming facilities as operations at such facilities are presently conducted. However, there can be no assurance that our Gaming segment can obtain any new licenses, or renew any existing, licenses, qualifications, findings of suitability, registrations, permits, or approvals that may be required in the future or that existing ones will not be suspended or revoked. If our Gaming segment relocates or expands any of its current gaming facilities or enters new jurisdictions, it must obtain all additional licenses, qualifications, findings of suitability, registrations, permits and approvals of the applicable gaming authorities in such jurisdictions. If state regulatory authorities were to find an officer, director, owner or other person affiliated with its operations unsuitable, our Gaming segment would be required to sever its relationship with that person. Gaming authorities, as well as other state regulatory authorities, may conduct similar investigations in the future in connection with new equity and debt holders. We cannot predict the outcome of these investigations or their potential impact on our Gaming segment.
Additionally, certain manufacturers, distributors and suppliers of gaming devices, junkets, goods or services to our Gaming segment's gaming facilities may be required to obtain a license or permit or undergo a suitability investigation by the gaming authorities. There can be no assurance that such licenses, permits or registrations will be obtained by such vendors. The failure of any such vendors to obtain any required licenses, permits or registrations on a timely basis could materially adversely affect our Gaming operations.
Our Gaming segment's operations are subject to numerous laws and regulations resulting from its presence in several states and diverse operating activities.
In addition to gaming regulations, our Gaming segment is also subject to various federal, state and local laws and regulations affecting businesses in general. Our Gaming segment operates hotels, restaurants, entertainment facilities, parking garages, swimming pools, riverboats and other facilities connected with its core gaming business. Many of these activities are subject to state and local laws and regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Any cessation of operations as a result of a government shutdown, or similar events resulting from laws and regulations affecting businesses, could materially adversely affect our Gaming operations.
Potential changes in legislation and regulation could negatively impact our Gaming segment's gaming operations.
From time to time, legislators and special interest groups propose legislation that would expand, restrict, or prevent gaming operations in the jurisdictions in which our Gaming segment operates and in neighboring jurisdictions. Further, from time to time, individual jurisdictions have considered or enacted legislation and referenda, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely affect our Gaming segment and, accordingly, our Gaming segment. Any restriction on or prohibition relating to our Gaming segment, or enactment of other adverse legislation or regulatory changes, could materially adversely affect our Gaming operations.
Our Gaming segment may be subject to increases in taxation and fees resulting from its gaming operations.
The casino gaming industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant federal, state and local taxes and fees in addition to the federal and state income taxes that typically apply to corporations, and such taxes and fees could increase at any time. From time to time, various state and federal legislators and officials have proposed changes in tax laws or in the administration of such laws, including increases in tax rates, which would affect the gaming industry. Economic conditions could intensify the efforts of federal, state and local governments to raise revenues through increases in gaming taxes and fees. In addition, growing federal, state or local budget shortfalls resulting from an economic downturn could prompt tax or fee increases. Any material increase in assessed taxes, or the adoption of additional taxes or fees in any of our Gaming segment's markets could materially adversely affect our Gaming operations.
The risks associated with international operations could affect our Gaming segment's ability to pursue expansion opportunities.
Our Gaming segment currently operates a small casino at its property on the Caribbean island of Aruba. International operations are subject to inherent risks including variation in local economies, currency fluctuation, greater difficulty in accounts receivable collection, trade barriers, burden of complying with a variety of international laws, and political and economic instability. Each of these risks could impair our Gaming segment's ability to execute its business strategy and adversely affect our Gaming operations.
Any violation of the Foreign Corrupt Practices Act or applicable Anti-Money Laundering laws or regulations such as the Bank Secrecy Act could have a negative impact on our Gaming operations.
Our Gaming segment is subject to risks associated with doing business outside of the United States, which exposes it to complex foreign and U.S. regulations inherent in doing business cross-border and in each of the countries in which it transacts business. Our Gaming segment is subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and employee training and compliance programs that our Gaming segment has implemented to deter prohibited practices may not be effective in prohibiting its directors, employees, contractors or agents from violating or circumventing its policies and the law. If our Gaming segment's directors, employees or agents fail to comply with applicable laws or company policies governing its international operations, Our Gaming segment may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that our Gaming segment has violated the FCPA could have a material adverse effect on our Gaming segment's financial condition. Compliance with international and U.S. laws and regulations that apply to our Gaming segment's international operations increases its cost of doing business in foreign jurisdictions. Our Gaming segment also deals with significant amounts of cash in its operations and is subject to various reporting and anti-money laundering regulations such as the Bank Secrecy Act (the “BSA”). The Internal Revenue Service and Financial Crimes Enforcement Network monitor casino compliance with casino filing of Currency Transaction Reports (“CTR”) and Suspicious Activity Report (“SAR”) and anti-money laundering (“AML”) programs and have recently stepped-up enforcement activities involving non-compliant casinos. Internal control policies and procedures and employee training, AML compliance programs and internal audits involving CTR and SAR filings have been implemented to enhance compliance and detect problems. Any violation of anti-money laundering laws or regulations by any of our Gaming segment's resorts could have a negative effect on our Gaming segment's results of operations.
Our Gaming segment could encounter problems during development, construction, renovation and refurbishment of our properties that could increase the construction costs or delay their completion. In addition, our Gaming segment may not be able to complete projects if it does not obtain all necessary permits, licenses, grants and approvals.
Construction projects like the development, construction, renovation and refurbishment of Tropicana AC, MontBleu, Evansville, Lumiere and Tropicana Aruba are subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include, among others, the following:

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
In addition, certain permits, licenses, grants and approvals necessary for development, construction and operation may not be obtained. The scope of the approvals required for projects vary. Unexpected changes or concessions required by regulatory authorities could involve significant additional costs and result in a delay in the schedule. Our Gaming segment may not receive the necessary licenses, grants and approvals or obtain them within its anticipated time frame. For example, the Evansville land-based gaming construction project which commenced in 2016, and the Tropicana AC capital renovation projects that were completed in 2016 and 2015 required approvals from various state agencies as well as approval of our plans by various federal, state and local regulatory agencies in order for us to proceed with construction. In addition, even if our Gaming segment completes any development, construction, renovation and refurbishment projects, it cannot assure you that it will achieve all of, or any of, the anticipated benefits of such projects.
Our Gaming operations could be materially adversely affected by the occurrence of accidents, natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.
Natural disasters, such as hurricanes, floods, fires and earthquakes, could adversely affect our Gaming operations. Hurricanes are common to the areas in which our Gaming segment's Louisiana and Mississippi properties are located and the severity of such natural disasters is unpredictable. Catastrophic flooding in southern Louisiana in August 2016, caused by prolonged rainfall over several days which in total exceeded nearly two feet of rain, resulted in significant residential damage impacting tens of thousands of people, and disrupted the operation of our Baton Rouge property. In October 2012, Superstorm Sandy resulted in the mandatory closure of Tropicana AC for approximately five days. Although the property did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania resulted in long term business interruption that continued into 2013 and materially affected operating results. Our Gaming segment cannot predict the impact that any future natural disasters will have on its ability to maintain its customer base or to sustain its business activities.
Moreover, Tropicana's riverboats face additional risks from the movement of vessels on waterways, such as collisions with other vessels or damage from debris in the water. Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could materially adversely affect our Gaming operations.

Catastrophic events such as terrorist and war activities in the United States and elsewhere have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions), and tourism. In addition, any man-made or natural disasters in or around our Gaming segment's properties could have a materially adverse effect on our Gaming operations. We cannot predict the extent to which such events may affect our Gaming segment directly or indirectly, in the future. We also cannot ensure that our Gaming segment will be able to obtain any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts.
In the future, the prolonged disruption at any of our Gaming segment's properties due to natural disasters, terrorist attacks, or other catastrophic events could materially adversely affect our Gaming operations.
Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks or acts of war or hostility. These events can create economic and political uncertainties that could adversely impact our Gaming segment's business levels. Furthermore, although our Gaming segment may have some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism may be unavailable.
Our Gaming segment's properties, including riverboats and dockside facilities, are subject to risks relating to mechanical failure, weather and regulatory compliance.
All of our Gaming segment's facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as result of casualty, forces of nature, mechanical failure or extended or extraordinary maintenance, among other causes. In addition, our Gaming segment's gaming operations, particularly those conducted on riverboats or at dockside facilities, could be damaged or halted due to extreme weather conditions. Catastrophic flooding in southern Louisiana in August 2016, caused by prolonged rainfall over several days which in total exceeded nearly two feet of rain, resulted in significant residential damage impacting tens of thousands of people, and disrupted the operation of our Baton Rouge property. In October 2012 Superstorm Sandy resulted in the mandatory closure of Tropicana AC for approximately five days. Although the property did not incur any significant property damage, the severity of the property damage to a large portion of the Atlantic City feeder markets including New Jersey, New York and Pennsylvania resulted in long term business interruption that continued into 2013 and materially affected operating results. Each of Tropicana's riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Inspection for stabilization and flotation, and may also be subject to local zoning codes. The U.S. Coast Guard requirements establish standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Inspection or American Bureau of Shipping approval would preclude its use as a casino.
Except for Tropicana's riverboats that have opted for alternate inspection by the American Bureau of Shipping allowed in those gaming jurisdictions where our Gaming segment operates that provide for such alternative inspections, U.S. Coast Guard regulations require a hull inspection for all riverboats at five-year intervals. Under certain circumstances, alternative hull inspections may be approved. The U.S. Coast Guard may require that such hull inspections be conducted at a dry-docking facility and, if so required, the cost of travel to and from such docking facility, as well as the time required for inspections of the affected riverboats, could be significant. To date, the U.S. Coast Guard has allowed in-place inspections of Tropicana's riverboats. The U.S. Coast Guard may not allow these types of inspections in the future. The loss of a riverboat casino from service for any period of time could materially adversely affect our Gaming operations.
U.S. Coast Guard regulations also require certain of Tropicana's properties to prepare and follow certain security programs. In the first quarter of 2003, Tropicana Evansville implemented the American Gaming Association's Alternative Security Program at its riverboat casino. In November 2012, the Indiana Gaming Commission approved Tropicana Evansville to convert from a self-propelled riverboat to a permanently moored craft designation, contingent on successful completion of an emergency drill package to be approved by American Bureau of Shipping ("ABS") and the addition of an additional passenger egress before the next annual inspection of the vessel in October 2013. In December 2012, the United States Coast Guard relinquished regulatory oversight of the Tropicana Evansville vessel after successful completion of the ABS drills, negating the requirement for the Alternative Security Program. Belle of Baton Rouge applies a customized alternative security program. The American Gaming Association's Alternative Security Program is specifically designed to address maritime security requirements at riverboat casinos and their respective dockside facilities. Changes to these regulations could adversely affect our Gaming operations.
Noncompliance with environmental, health and safety regulations applicable to our Gaming segment's hotels and casinos could adversely affect our Gaming segment's results of operations.
As the owner, operator and developer of real property, our Gaming segment must address, and may be liable for, hazardous materials or contamination of these sites and any other off-site locations at which any hazardous material that its activities generate are disposed. our Gaming segment's ongoing operations are subject to stringent regulations relating to the protection of the environment and handling of waste, particularly with respect to the management of wastewater from its facilities. Any failure to comply with existing laws or regulations, the adoption of new laws or regulations with additional or more rigorous compliance standards, or the more vigorous enforcement of environmental laws or regulations could limit our Gaming segment's future opportunities and, accordingly, could materially adversely affect our Gaming operations by increasing its expenses and limiting its future opportunities
The concentration and evolution of the slot machine manufacturing industry could impose additional costs on our Gaming segment's operations.
A majority of our Gaming segment's gaming revenue is attributable to slot machines operated at its gaming facilities. It is important, for competitive reasons that our Gaming segment offer popular and technologically advanced slot machine games to its customers. A substantial majority of the slot machines sold in the United States in recent years were manufactured by a limited number of companies. A deterioration in the commercial arrangements with any of these slot machine manufacturers, or significant industry demand, could result in our Gaming segment being unable to acquire the slot machines desired by its customers or could result in manufacturers significantly increasing the cost of these machines. Going forward, the inability to obtain new and up-to-date slot machine games could impair our Gaming segment's competitive position and result in decreased gaming revenues at its casinos. In addition, increases in the costs associated with acquiring slot machine games could adversely our Gaming segment's profitability and, accordingly, have a material adverse effect on our Gaming segment.
In recent years, the prices of new slot machines have dramatically increased. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring gaming operators to execute participation lease arrangements for them to be able to offer such machines to patrons. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental fee. Such agreements may (depending on regulatory restrictions in the applicable jurisdiction) also include a percentage payment to the manufacturer based on the usage of the machine or the gaming company's receipts from the machine, sometimes referred to as "coin-in" or "net win" percentage payments. Generally, a slot machine participation lease is more expensive over the long term than the cost of purchasing a new slot machine. Our Gaming segment has slot machine participation leases at each of its properties.
For competitive reasons, our Gaming segment may be forced to purchase new, more contemporary slot machines, or enter into participation lease arrangements that are more expensive than the costs currently associated with the continued operation of existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participation lease costs, it could materially adversely affect our Gaming operations.
Our Gaming segment may not have or be able to obtain sufficient insurance coverage to replace or cover the full value of losses it may suffer.
Our Gaming segment's casino properties may be subject to extreme weather conditions, including, but not limited to, hurricanes and floods. In the future, such extreme weather conditions may interrupt its operations, damage its properties and reduce the number of customers who visit its facilities. Although our Gaming segment maintains both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption.
We cannot assure you that our Gaming segment will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. In addition, extreme weather events such as hurricanes and floods have resulted in increases in insurance premiums, increased deductibles and less favorable coverage terms. Furthermore, such extreme weather conditions may interrupt or impede access to our Gaming segment's affected properties and may cause visits to its affected properties to decrease for an indefinite period.
While our Gaming segment maintains insurance against many risks to the extent and in amounts that it believes are reasonable, these policies will not cover all risks. Furthermore, portions of our Gaming segment's businesses are difficult or impracticable to insure. Therefore, after carefully weighing the costs, risks and benefits of retaining versus insuring various risks, as well as the availability of certain types of insurance coverage, our Gaming segment occasionally may opt to retain certain risks not covered by its insurance policies. Retained risks are associated with deductible limits or self-insured retentions, partial self-insurance programs and insurance policy coverage ceilings.
Our Gaming segment carries certain insurance policies that, in the event of certain substantial losses, may not be sufficient to pay the full current market value or current replacement cost of damaged property. As a result, if a significant event were to occur that is not fully covered by its insurance policies, our Gaming segment may lose all, or a portion of, its capital invested in a property, as well as the anticipated future revenue from such property. There can be no assurance that our Gaming segment will not face uninsured losses pertaining to the risks it has retained. Consequently, uninsured losses may negatively affect our Gaming operations.

Our Gaming segment may not be able to obtain sufficient insurance coverage and cannot predict whether it may encounter difficulty in collecting on any insurance claims it may submit, including claims for business interruption.
Energy price increases may adversely affect our Gaming segment due to the significant amounts of energy used in Our Gaming segment's operations.
Our Gaming segment's casino properties use significant amounts of electricity, oil, natural gas and other forms of energy. Substantial increases in energy and fuel prices may negatively affect our Gaming segment's financial condition and results of operations in the future and, accordingly, our Gaming segment. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but the impact could be material. In addition, energy and gasoline price increases in cities that constitute a significant source of customers for our Gaming segment's properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our Gaming segment's properties, which would negatively impact our Gaming segment's revenues. Further, increases in fuel prices, and resulting increases in transportation costs, could materially adversely affect our Gaming operations.
Our Gaming segment may face potential successor liability for liabilities of the predecessors not provided for in the re-organizational plan.
Our Gaming segment may be subject to certain liabilities of its predecessors not provided for in the re-organizational plan. Such liabilities may arise in a number of circumstances, including but not limited to, those where:

•	a creditor of Tropicana's predecessors did not receive proper notice of the pendency of the bankruptcy case relating to the re-organizational plan or the deadline for filing claims therein; or

•	the injury giving rise to, or the source of, a creditor's claim did not manifest itself in time for the creditor to file the creditor's claim.
Although Tropicana has no reason to believe that it will become subject to liabilities of Tropicana's predecessors that are not provided for in the re-organizational plan, should Tropicana become subject to such liabilities, it could materially adversely affect our Gaming segment.
Circumstances may arise whereby our Gaming segment may become overleveraged, which could have significant negative consequences.
As of December 31, 2016, Tropicana had total indebtedness which consisted primarily of its term loan facility. Circumstances may arise that could cause it to become overleveraged, which could have significant negative consequences, including:

•	Tropicana may be more vulnerable to a downturn in the markets in which it operates or a downturn in the economy in general;

•
Tropicana may be required to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, which would limit Tropicana's ability to use cash flows to fund working capital, capital expenditures, and other general corporate requirements;

•	Tropicana may be limited in its flexibility to plan for, or react to, changes in its businesses and the industry in which Tropicana operates or entry of new competitors into its markets;

•	Tropicana may be placed at a competitive disadvantage compared to its competitors that have less debt;

•	Tropicana may be limited in borrowing additional funds; and

•	Tropicana may have difficulties in satisfying its obligations under its current indebtedness, including the Term Loan Facility.
Tropicana's indebtedness is subject to floating interest rates, which may expose it to higher interest payments.
A substantial portion of Tropicana's indebtedness is subject to floating interest rates, which makes it more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates, or a downturn in its business. As of December 31, 2016, amounts outstanding under Tropicana's term loan facility was subject to floating interest rates. Tropicana currently has no hedging arrangements in place to mitigate the impact of higher interest rates. See Note 10, "Debt - Gaming" to the consolidated financial statements for further discussion.
Atlantic City property tax valuations and market declines have created stress on the City of Atlantic City’s ability to manage its finances and have created uncertainty about Atlantic City’s fiscal solvency.
In recent years real property tax valuations and assessments of Atlantic City casinos have been significantly reduced as a result of various N.J. Tax Court proceedings involving casino properties. In addition, since January 2014 five Atlantic City casinos have closed and three were sold at reduced values further eroding the municipal tax base. As a result, Atlantic City has suffered an erosion of its municipal tax base, has outstanding debt in excess of $500 million and serious ongoing municipal operating budget deficits. In May 2016, New Jersey enacted the Casino Property Tax Stabilization Act (the "NJ PILOT Law") that commenced in January 2017 which exempts Atlantic City gaming properties from ad valorem property taxation and requires these gaming properties to make to make annual payment in lieu of tax payments ("PILOT Payments") to the City of Atlantic City, and other payments to the State of New Jersey to assist in the stabilization of Atlantic City finances. In addition, in November 2016 the State of New Jersey commenced a takeover of certain Atlantic City local government operations, which gives the State the ability to direct certain financial and operational matters on behalf of the city, in an effort to stabilize and strengthen its financial situation. If Atlantic City is unable to maintain fiscal stability it could have an adverse impact on the Atlantic City casino industry including the Tropicana AC property.

Metals
The principal markets served by our Metals segment's business are highly competitive. Our Metals segment may have difficulty competing with companies that have a lower cost structure than it has.
Our Metals segment's business operates in a highly competitive environment. Our Metals segment primarily provides products and services to industrial companies. Many other companies offer the same or similar products and services and compete with our metals business on a number of bases including, but not limited to: (i) price; (ii) quality of service; (iii) proximity to the consumer; (iv) proximity to sources of supply; (v) local or regional presence; (vi) technology; (vii) safety performance; and (viii) financial strength. Some of these competitors have greater financial resources or are larger and have more diverse businesses. In addition, our Metals segment also face increased competition from steel mills that are vertically integrated into the scrap metal business. Some of our Metals segment's foreign competitors may be able to pursue business opportunities without regard for the laws and regulations with which we must comply, such as environmental regulations. These companies may have a lower cost structure and more operating flexibility and consequently they may be able to offer better prices and more services than we can. There can be no assurance that our Metals segment will be able to compete successfully with these companies. In addition to larger companies, we compete with many smaller competitors operating locally in this highly fragmented market. Some of these smaller companies may have lower operating costs and may be able to compete more effectively on price.
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
Unanticipated disruptions in our Metals segment's operations or slowdowns by its shipping companies could adversely affect its ability to deliver its products, which could materially and adversely affect our Metals' segment's revenues and its relationship with its consumers.
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

Mining
Our Mining segment's financial performance is dependent on the global price of iron ore and global demand levels for iron ore.
The economic viability of Ferrous Resources’ business is highly dependent on the market price of iron ore. Ferrous Resources’ longer-term strategy is to produce and sell iron ore products in the domestic Brazilian market, as well as to the export markets, principally China, Japan, Korea, the Middle East and potentially Europe. The future revenues Ferrous Resources will be able to achieve from the sale of iron ore products will depend on Brazilian and global demand levels for iron ore, iron ore international sales prices, the type of iron ore product it sells and the iron (Fe) content of those products. Iron ore prices (including sale prices in Brazil) are largely driven by global demand for crude steel, the primary driver for iron ore demand. Part of Ferrous Resources iron ore export sales are made pursuant to supply contracts, the sales prices for which are determined based on market price indices and will be subject to certain discounts or premiums (depending on the quality of final product) and periodic price adjustments.
Global demand for iron ore products and related sales prices have historically varied, and are expected to continue to vary according to the worldwide demand for iron ore and steel, which in turn, is likely to be heavily influenced by worldwide economic activity and global iron ore supply levels. Iron ore demand may also be impacted by regulatory tariffs in effect in major importing or exporting countries. Global iron ore price levels directly impact Ferrous Resources’ sales prices. International iron ore prices have been volatile in recent years, falling from roughly $135 per dry metric ton (“dmt”) in average in 2013 to an average of $97/dmt in 2014 and increasing from $39/dmt in the end of 2015 to $81/dmt by the end of 2016. Iron ore was internationally trading at an average of approximately $58/dmt in 2016.
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
More recently, oversupply in the global markets for iron ore contributed to a steep decline in price levels for iron ore of the grades produced at Esperança and Santanense (two of Ferrous Resources’ properties) falling below the level necessary to make continuation of mining activities at these properties at current conditions economically viable. In March 2015 the Esperança and Santanense mines ceased production and were put in care and maintenance.
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
Ferrous Resources’ cash and cash equivalents was $14 million at December 31, 2016. Ferrous Resources’ Viga mine, which is currently its only operating mine, is operating at levels of profitability that are not able to support Ferrous Resources’ cash needs. There is no assurance that Ferrous Resources will not run out of cash in the near future resulting in a material adverse effect on our Mining segment's results of operations and financial condition.
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
In addition, if iron ore prices decline further or remain depressed for an extended period, Ferrous Resources may no longer be able to fund its current operations and be forced to suspend or cease operations. Any such suspension or termination in operations will require substantial suspension or shutdown costs including social, environmental remediation and contract breakage costs. Such costs may exceed the cash available to Ferrous Resources without sales of its core mining assets.  Asset sales effected in a market downturn typically do not result in favorable prices and could result in the complete liquidation of Ferrous Resources without fully satisfying its remaining obligations.
Exchange rate instability and changes in the value of the Brazilian real relative to the U.S. dollar and other foreign currencies may adversely affect our Mining segment's financial condition and results of operations.
The Brazilian currency has been devalued frequently over the past four decades. Throughout this period, the Brazilian government has implemented various economic plans and exchange rate policies, including sudden devaluations, periodic small devaluations (during which the frequency of adjustments has ranged from daily to monthly), exchange controls, dual exchange rate markets and a floating exchange rate system. From time to time, there have been significant fluctuations in the exchange rate between the Brazilian currency and the U.S. dollar and other currencies. For example, the Brazilian real hit a six-year high of R$1.5375 to US$1.00 in July 2011 and a 13-year low of R$4.1949 to US$1.00 in September 2015. There can be no assurance that the currency will not fall in value against the U.S. dollar in the future.
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
Ferrous Resources’ functional and reporting currency is the U.S. dollar. Ferrous Resources expects that most of its revenues will be denominated in U.S. dollars, while most of its costs (other than expenses related to debt servicing, which are likely to be U.S. dollar-denominated) will be denominated in Brazilian reais. Ferrous Resources also expects to hold certain assets and incur certain liabilities in other foreign currencies. Consequently, increases in the value of the Brazilian real and other foreign currencies relative to the U.S. dollar may result in a reduction in Ferrous Resources’ reported profits. In addition, because Ferrous Resources’ functional currency is the U.S. dollar, both at a consolidated and operating company level, Ferrous Resources must translate Brazilian real denominated assets and liabilities into U.S. dollars. To do so, non-U.S. dollar denominated monetary assets and liabilities are translated into U.S. dollars using the closing exchange rate at the date of the balance sheets. Consequently, increases or decreases in the value of the U.S. dollar versus the Brazilian real and other foreign currencies may affect Ferrous Resources’ assets and liabilities in Ferrous Resources’ balance sheets. Depreciation of the U.S. dollar versus such foreign currencies will increase the value of assets and liabilities on Ferrous Resources’ balance sheets while appreciation of the U.S. dollar versus such foreign currencies will decrease the value of assets and liabilities on Ferrous Resources’ balance sheets. Appreciation of the Brazilian real against the U.S. dollar would cause Ferrous Resources’ projected capital and operating costs (as expressed in U.S. dollars) to increase. Any of the foregoing could adversely affect our Mining segment’s business, financial condition and results of operations.
Our Mining segment may experience delays in implementing its Viga mining plan or may not be able to implement it in its current form.
Ferrous Resources may experience delays in implementing its Viga mining plan due to capital constraints. While Ferrous Resources currently either owns or has access to the required areas to develop the Viga 21 Project, which covers a total of approximately 2,671 metric acres, part of the project area is subject to judicial proceedings relating to challenges over possession rights in such areas. The disputed areas cover approximately 4.7 metric acres. Ferrous Resources intends to request the Brazilian National Department of Mineral Production (“DNPM”) to grant easements over the areas to Ferrous Resources and will seek other legal measures to retain possession of such areas. However, there can be no assurances that the DNPM will grant such easements or that Ferrous Resources will be successful in retaining possession of the areas within the timeframe required by Ferrous Resources’ business plan. If Ferrous Resources is unsuccessful in its efforts to secure such rights, it would limit its ability to mine the ore reserves at the Viga Property.
Our Mining segment's business plans will require substantial capital investment. Actual capital expenditure requirements may be higher than expected and Ferrous Resources may have difficulty obtaining required financing.
Ferrous Resources will need to make substantial capital investments in order to develop the Viga 17 Project and related processing and infrastructure. Ferrous Resources currently projects that implementing the Viga 17 Project will require total capital expenditures of approximately $1.0 billion. Ferrous Resources intends to make such capital investments in the Viga 17 Project only if it is successful in raising the necessary equity and debt financing to fund such capital expenditures. As of the date of this Report, Ferrous Resources has not secured the necessary additional equity and debt financing to fund the capital expenditures.
There can be no assurance that Ferrous Resources will be successful in raising the equity or debt financing necessary to complete the Viga 17 Project in a timely manner, on commercially acceptable terms or at all. In addition, Ferrous Resources may also have to raise financing in excess of that anticipated to complete the Viga 17 Project if there are cost overruns.
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
Uncertainty over whether the Brazilian government will implement changes in policies or regulations affecting these or other factors in the future may contribute to economic uncertainty in Brazil and to heightened volatility of Brazilian companies. Historically, the political situation in Brazil has impacted the performance of the Brazilian economy. Past political crises have affected the confidence of investors and the public, generally resulting in an economic slowdown and volatility of securities offered by Brazilian companies. The current political situation in Brazil is highly uncertain, diminishing expectations for a near term recovery of its economy.

Food Packaging
Viskase faces competitors that are better capitalized than it is, and the continuous-flow nature of the casings manufacturing process forces competitors to compete based on price in order to maintain volume, which could adversely affect our Food Packaging operations.
Viskase faces competition in the United States and internationally from competitors that may have substantially greater financial resources than it has. The cellulosic casings industry includes competitors that are larger and better capitalized than Viskase is. Currently, Viskase's primary competitors include Viscofan, S.A., Kalle Nalo GmbH and VT Holding Group, although new competitors could enter the market or competing products could be introduced. The continuous-flow nature of the casings manufacturing process has historically required competitors in its industry to compete based on price in order to maintain volume, which could result in lower pricing. Viskase believes the current and planned cellulosic production capacity in its industry exceeds global demand, and will continue to do so in the near term. Viskase attempts to differentiate its products on the basis of product quality and performance, product development, service, sales and distribution, but Viskase and competitors in its industry have used price as a competitive factor in an attempt to obtain greater volumes. If prices decline, Viskase may not be able to achieve profitability, whereas certain of its competitors who are better capitalized may be positioned to absorb such price declines. Any of these factors could adversely affect our Food Packaging operations.
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
Sales of our residential units in New Seabury, Massachusetts and Florida rely heavily on favorable credit markets and a robust economy. Sale or leasing, including lease renewals, of the commercial properties in our net lease portfolio also rely heavily on financially healthy buyers and tenants. During economic downturns, the value of our real estate portfolio may decline. We cannot assure that our Real Estate operations will be able to recoup its investments in its residential properties or continue to sell or lease its commercial properties at profitable rates. If commercial real estate leases expire during an economic downturn, there can be no assurance that the renewed rents will equal or exceed prior rents, and cost of tenant improvements and other costs would adversely impact property values.
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
The bankruptcy or insolvency of tenants in our industrial and office properties may adversely affect the income produced by our properties. If a tenant defaults, our Real Estate operations may experience delays and incur substantial costs in enforcing its rights as landlord. If a tenant files for bankruptcy, our Real Estate operations cannot evict the tenant solely because of such bankruptcy. A court, however, may authorize a tenant to reject or terminate its lease with us. Our Real Estate operations may also incur additional vacancy and other re-tenanting expense.
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

Home Fashion
WPH has had a history of sales declines, net losses and negative cash flow from operations. In 2011 WPH generated positive cash flows from operations for the first time since emerging from bankruptcy in 2005. WPH generated positive cash flows from operations in three of the subsequent five years after 2011. WPH can provide no assurance that it will generate income or provide positive cash flows from operations in the future.
WPH has had a history of significant net losses. In addition, our Home Fashion segment did not generate positive cash flows from its operations until 2011 since emerging from bankruptcy in 2005. Our Home Fashion segment generated positive cash flow from operating activities in three of the five years subsequent to 2011 primarily due to changes in working capital. In addition, the sale of a joint venture contributed to the positive cash flows from operating activities in 2013.

We can provide no assurance that our Home Fashion segment will generate income or generate positive cash flows from operating activities in the future. Unless WPH is able to generate positive cash flows from its operations, WPH may require external financing to operate its business.
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
WPH commenced operations in August 2005 concurrent with the acquisition of assets from WestPoint Stevens as part of its bankruptcy reorganization. Certain of the issues that contributed to WestPoint Stevens' filing for bankruptcy, such as intense industry competition, the inability to produce goods at a cost competitive with overseas suppliers, the increasing prevalence of direct sourcing by principal customers and continued incurrence of overhead costs associated with an enterprise larger than the current business can profitably support, continue to exist and may continue to adversely affect our Home Fashion operations.
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
WPH has a significant concentration of customers. The loss of any of WPH's largest accounts, or a material portion of sales to those accounts, could have an adverse effect upon our Home Fashion segment's operations. See Item 1, "Business - Home Fashion," of this Report for further discussion regarding concentration of customers.
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
As of December 31, 2016, we had interests aggregating approximately $1.7 billion in the Investment Funds. If the Investment Funds experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Automotive
Federal-Mogul
Federal-Mogul's world headquarters is located in Southfield, Michigan, which is a leased facility. Federal-Mogul's operations include 252 manufacturing facilities, technical centers, distribution and warehouse centers, and sales and administration office facilities worldwide at December 31, 2016. Approximately 57% of the facilities are leased; the majority of which are distribution centers, and sales and administration offices. Federal-Mogul owns the remainder of the facilities.
Federal-Mogul has entered into agreements with certain third party logistic providers to provide distribution services on its behalf. Federal-Mogul has also invested globally in multiple joint ventures of which it has significant manufacturing locations in Turkey and China.

The facilities range in size up to 700 thousand square feet. Federal-Mogul believes that substantially all of its facilities are in good condition and have sufficient capacity to meet its current and expected manufacturing and distribution needs.
Pep Boys
Pep Boys owns its five-story, approximately 300,000 square foot corporate headquarters in Philadelphia, Pennsylvania. Pep Boys also owns approximately 4,000 square feet of space in each of Melrose Park, Illinois and Bayamon, Puerto Rico. Pep Boys leases an administrative regional office of approximately 3,500 square feet in Los Angeles, California.
Of the 804 store locations operated by Pep Boys, 225 are owned and 579 are leased as of December 31, 2016.
The following table sets forth certain information regarding the owned and leased warehouse space utilized by Pep Boys to replenish its store locations:

Location	Products Warehoused	Approximate Square Footage	Own/Lease	Stores Serviced	States Serviced
San Bernardino, CA	All	600,000	Lease	193	AZ, CA, NV, UT, WA
McDonough, GA	All	392,000	Own	230	AL, FL, GA, LA, NC, PR, SC, TN
Mesquite, TX	All	244,000	Own	79	AR, CO, LA, MO, NM, OK, TX
Plainfield, IN	All	403,000	Own	79	IL, IN, KY, MI, MN, OH, PA
Chester, NY	All	402,000	Own	196	CT, DE, MA, MD, ME, NH, NJ, NY, PA, RI, VA
Philadelphia, PA	Tires	54,000	Lease	61	DE, NJ, PA, VA, MD
Total		2,095,000
IEH Auto
IEH Auto leases its corporate headquarters located in Kennesaw, Georgia, which is approximately 34,000 square feet. IEH Auto operates 288 store locations and 21 distribution centers located throughout the United States. IEH Auto leases all of its facilities with the exception of one store located in Oakwood, Virginia.
Warehouse locations range in size from approximately 20,000 square feet to 150,000 square feet. Store locations range from approximately 2,500 square feet to 65,000 square feet.
Energy
The following table contains certain information regarding CVR's principal properties:

Location	Acres	Own/Lease	Use
Coffeyville, KS	440	Own	CVR Refining: oil refinery and office buildings CVR Partners: fertilizer plant
Wynnewood, OK	400	Own	Oil refinery, office buildings, refined oil storage
East Dubuque, IL	210	Own	CVR Partners; fertilizer plant and fertilizer storage
Montgomery County, KS (Coffeyville Station)	20	Own	CVR Refining; crude oil storage
Montgomery County, KS (Broome Station)	20	Own	CVR Refining; crude oil storage
Cowley County, KS (Hooser Station)	80	Own	CVR Refining; crude oil storage
Cushing, OK	138	Own	CVR Refining; crude oil storage
CVR also leases property for its executive office located at 2277 Plaza Drive in Sugar Land, Texas. Additionally, other administrative office space is leased in Kansas City, Kansas.
As of December 31, 2016, CVR's petroleum business owned crude oil storage capacity of approximately (i) 1.5 million barrels that supported the gathering system and the Coffeyville refinery, (ii) 0.9 million barrels at the Wynnewood refinery and (iii) 1.5 million barrels in Cushing, Oklahoma. The petroleum business leased additional crude oil storage capacity of approximately (iv) 2.2 million barrels in Cushing, (v) 0.2 million barrels in Duncan, Oklahoma and (vi) 0.1 million barrels at the Wynnewood refinery. In addition to crude oil storage, the petroleum business owned over 4.5 million barrels of combined refined products and feedstocks storage capacity. The nitrogen fertilizer business has the capacity to store approximately

160,000 tons of UAN and 80,000 tons of ammonia. CVR believes that its owned and leased facilities are sufficient for its operating needs.
Railcar
ARI's and ARL's headquarters are located in St. Charles, Missouri. ARI and ARL lease their facilities pursuant to lease agreements that expire December 31, 2021. ARI owns manufacturing facilities in Paragould Arkansas; Marmaduke, Arkansas; Jackson, Missouri; Kennett, Missouri; and Longview, Texas. As of December 31, 2016, ARI operates eight railcar services facilities and eleven mobile repair and mini repair shop facilities where it provides railcar repair and field services. Six of the railcar services facilities are owned and the remaining two are leased.
In addition to the corporate headquarters, ARL currently maintains four regional sales offices located through the United States and Canada, all of which are leased. On December 19, 2016, Icahn Enterprises entered into a definitive agreement to sell ARL to SMBC Rail. See Item 1, "Business - Railcar," for further discussion regarding the sale of ARL.
Gaming
Tropicana's corporate headquarters is located in Las Vegas, Nevada, which is leased office space. As of December 31, 2016, Tropicana owned and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight properties operated by Tropicana feature approximately 392,000 square feet of gaming space and 5,500 hotel rooms. The eight casino facilities Tropicana currently operates include two casinos in Nevada and one in each of Missouri, Mississippi, Indiana, Louisiana, New Jersey and Aruba.
Our wholly owned subsidiary, TER, owns the Trump Taj Mahal. The Trump Taj Mahal closed and ceased its casino and hotel operations on October 10, 2016. Trump Taj Mahal is located in Atlantic City, New Jersey and features approximately 160,000 square feet of gaming space with 2,500 slot machines, 130 table games and 2,000 hotel rooms. In addition, TER also owns an idled casino property in Atlantic City, New Jersey, Trump Plaza Hotel and Casino, which ceased operations in September 2014.
Metals
PSC Metals is headquartered in Mayfield Heights, Ohio, with additional corporate administrative offices located at its facility in Nashville, Tennessee. As of December 31, 2016, PSC Metals operated 31 recycling yards, three secondary plate storage and distribution centers, two secondary pipe storage and distribution centers, and two auto parts recycling warehouses.  PSC Metals' facilities are strategically located in high-volume scrap metal markets throughout the Midwestern and Southeastern United States, placing PSC Metals in proximity to both suppliers and consumers of scrap metals.  PSC Metals owns and operates one recycling yard in Arkansas, two in Georgia, one in Illinois, five in Missouri, eight in Ohio, two in Pennsylvania, and six in Tennessee and is a mill service provider at an owned property in Pennsylvania.   PSC Metals leases two recycling yards in Missouri, three in Ohio, and one in Tennessee.  PSC Metals owns plate storage facilities in Indiana and Michigan, and also leases a plate storage facility in Indiana. PSC Metals leases one auto recycling warehouse in Ohio and one in Tennessee.  PSC Metals owns secondary steel pipe products storage centers in Ontario, Canada and Kentucky.
PSC Metals' corporate headquarters is leased, as is an administrative office located in Stoney Creek, Ontario, Canada.
Mining
Ferrous Resources’ corporate headquarters is located in Belo Horizonte, Brazil, which is a leased office space. Since its formation, Ferrous Resources has acquired six iron mineral resource properties in Brazil: Viga, Esperança (Emesa), Serrinha, Santanense, Viga Norte and Jacuípe. All six iron mineral resource properties are located in the Brazilian states of Minas Gerais and Bahia.
Food Packaging
Viskase's headquarters is located in Lombard, Illinois. In addition, as of December 31, 2016, Viskase operated ten manufacturing facilities, six distribution centers and three service centers throughout North America, Europe, South America and Asia.
Real Estate
Our Real Estate segment is headquartered in New York, New York. Our rental real estate operations consist primarily of office and industrial properties, the majority of which are net leased to single corporate tenants. As of December 31, 2016, we owned 15 commercial rental real estate properties. These primarily consist of fee and leasehold interests in 12 states. In terms of square footage, approximately 80% of these properties are net-leased, 10% are operating properties and 10% are vacant as of December 31, 2016.

Our Real Estate segment’s property development operations focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for future residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor development property in Vero Beach, Florida include land for future residential development of approximately 272 and 1,128 units of residential housing, respectively.
Our Real Estate segment also operates golf and club operations near the property development operations at Cape Cod, Massachusetts and Vero Beach, Florida. The Club at each location include golf courses, fitness center, tennis facility, beach club and restaurants.
In addition, our Real Estate segment owns an unfinished development property and a partially developed casino, located on approximately 23 acres in Las Vegas, Nevada.
Home Fashion
WPH is headquartered in New York, New York. WPH owns and operates a manufacturing and distribution facility in Chipley, Florida.  Through its wholly owned subsidiaries WPH owns and operates a manufacturing facility in Bahrain.   WPH owns office and store space in Valley, Alabama and Lumberton, North Carolina where it operates two outlet stores, and leases store space for stores in Chipley, Florida, Foley, Alabama, Savannah, Dalton and Dawsonville, Georgia, Mount Pleasant, South Carolina, Vicksburg, Mississippi, Little Rock, Arkansas, Lancaster, Pennsylvania, and leases various additional office space.
Investment and Holding Company
Icahn Capital LP, Icahn Enterprises and Icahn Enterprises Holdings are headquartered in New York, New York.

Item 3. Legal Proceedings.
We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business. We also incorporate by reference into this Part I, Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in Note 17, "Commitments and Contingencies," to the consolidated financial statements as set forth in Item 8 of this Report.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.
Market Information
Icahn Enterprises' depositary units are traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol “IEP.” The range of high and low sales prices for our depositary units for each quarter during 2016 and 2015 are as follows:

2016	High	Low
First Quarter	$67.46	$44.43
Second Quarter	62.73	51.25
Third Quarter	59.90	48.00
Fourth Quarter	63.52	45.99

2015	High	Low
First Quarter	$100.83	$88.05
Second Quarter	93.12	86.05
Third Quarter	86.72	65.96
Fourth Quarter	80.92	61.30
Holders of Record
As of December 31, 2016, there were approximately 2,230 record holders of Icahn Enterprises' depositary units including multiple beneficial holders at depositories, banks and brokers listed as a single record holder in the street name of each respective depository, bank or broker.
There were no repurchases of Icahn Enterprises' depositary units during 2016 or 2015.
Distributions
On February 27, 2017, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about April 18, 2017 to depositary unitholders of record at the close of business on March 13, 2017. Depositary unitholders will have until April 5, 2017 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending April 12, 2017. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
During each of 2016 and 2015, we declared four quarterly distributions aggregating $6.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash.
During 2016 and 2015, Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 89.8% of Icahn Enterprises' outstanding depositary units as of December 31, 2016. Mr. Icahn and his affiliates have indicated that it is their present intention to elect to receive a majority of their proportionate share of future distributions in depositary units.
The declaration and payment of distributions is reviewed quarterly by Icahn Enterprises GP's board of directors based upon a review of our balance sheet and cash flow, the ratio of current assets to current liabilities, our expected capital and liquidity requirements, the provisions of our partnership agreement and provisions in our financing arrangements governing distributions, including the indentures governing the senior notes, and keeping in mind that limited partners subject to U.S. federal income tax have recognized income on our earnings even if they do not receive distributions that could be used to satisfy any resulting tax obligations. The payment of future distributions will be determined by the board of directors quarterly, based upon the factors described above and other factors that it deems relevant at the time that declaration of a distribution is considered. Payments of distributions are subject to certain restrictions, including certain restrictions on our subsidiaries which limit their ability to distribute dividends to us. There can be no assurance as to whether or in what amounts any future distributions might be paid.

Rights Offering
On January 10, 2017, Icahn Enterprises announced that the board of directors of its general partner approved a rights offering to raise proceeds of approximately $600 million. The rights offering commenced in February 2017. The purposes of the rights offering are to (i) to enhance Icahn Enterprises' depositary unit holder equity; (ii) to endeavor to improve Icahn Enterprises' credit ratings; and (iii) to raise equity capital to be used for general partnership purposes. The rights offering, which expired on February 22, 2017, was fully subscribed with total basic subscription rights and over-subscription rights being exercised resulting in a total of 11,171,104 depositary units to be issued on or about March 1, 2017. As of March 1, 2017, there were 155,912,253 depositary units outstanding. Each depositary unitholder will be taxed on the unitholder's allocable share of Icahn Enterprises' taxable income.

Item 6. Selected Financial Data.
The following tables contain our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K for the year ended December 31, 2016 (this "Report"). The selected financial data as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this Report. The historical selected financial data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 have been derived from our audited consolidated financial statements at those dates and for those periods, not contained in this Report.
The comparability of our selected financial data presented below is affected by various acquisitions. In 2012, we acquired a controlling interest in CVR Energy Inc., which was deemed a significant acquisition and has been consolidated as of May 4, 2012. Additionally, we acquired various other companies not deemed significant, some of which include Pep Boys and TER in 2016 and IEH Auto and Ferrous Resources in 2015.

	Icahn Enterprises					Icahn Enterprises Holdings
	Year Ended December 31,					Year Ended December 31,
	2016	2015	2014	2013	2012	2016	2015	2014	2013	2012
	(in millions, except per unit data)					(in millions)
Statement of Operations Data:
Net sales	$15,511	$14,604	$18,072	$17,785	$14,574	$15,511	$14,604	$18,072	$17,785	$14,574
Other revenues from operations	1,958	1,386	1,250	988	951	1,958	1,386	1,250	988	951
Net (loss) gain from investment activities	(1,373)	(987)	(564)	1,694	343	(1,373)	(987)	(564)	1,694	343

Net (loss) income	(2,220)	(2,127)	(529)	2,444	762	(2,219)	(2,126)	(528)	2,444	763
Less: Net loss (income) attributable to non-controlling interests	1,092	933	156	(1,419)	(366)	1,092	933	156	(1,419)	(366)
Net (loss) income attributable to Icahn Enterprises/Icahn Enterprises Holdings	$(1,128)	$(1,194)	$(373)	$1,025	$396	$(1,127)	$(1,193)	$(372)	$1,025	$397

Net (loss) income attributable to Icahn Enterprises/Icahn Enterprises Holdings allocable to:
Limited partners	$(1,106)	$(1,170)	$(366)	$1,005	$379	$(1,116)	$(1,181)	$(368)	$1,015	$384
General partner	(22)	(24)	(7)	20	17	(11)	(12)	(4)	10	13
	$(1,128)	$(1,194)	$(373)	$1,025	$396	$(1,127)	$(1,193)	$(372)	$1,025	$397

Basic (loss) income per LP unit	$(8.07)	$(9.29)	$(3.08)	$9.14	$3.72
Basic weighted average LP units outstanding	137	126	119	110	102

Diluted (loss) income per LP unit	$(8.07)	$(9.29)	$(3.08)	$9.07	$3.72
Diluted weighted average LP units outstanding	137	126	119	111	102

	Icahn Enterprises					Icahn Enterprises Holdings
	Year Ended December 31,					Year Ended December 31,
	2016	2015	2014	2013	2012	2016	2015	2014	2013	2012
	(in millions, except per unit data)					(in millions)
Other Financial Data:
EBITDA attributable to Icahn Enterprises/Icahn Enterprises Holdings(1)	$270	$198	$705	$1,804	$1,158	$270	$198	$705	$1,804	$1,158
Adjusted EBITDA attributable to Icahn Enterprises/Icahn Enterprises Holdings(1)	842	930	1,018	1,899	1,546	842	930	1,018	1,899	1,546
Cash distributions declared per LP unit	6.00	6.00	6.00	4.50	0.40

	Icahn Enterprises					Icahn Enterprises Holdings
	December 31,					December 31,
	2016	2015	2014	2013	2012	2016	2015	2014	2013	2012
	(in millions)					(in millions)
Balance Sheet Data:
Cash and cash equivalents	$1,833	$2,078	$2,908	$3,257	$3,102	$1,833	$2,078	$2,908	$3,257	$3,102
Investments	9,881	15,351	14,480	12,261	5,491	9,881	15,351	14,480	12,261	5,491
Property, plant and equipment, net	10,122	9,535	8,955	8,077	7,661	10,122	9,535	8,955	8,077	7,661
Total assets	33,335	36,407	35,743	31,706	25,888	33,360	36,431	35,766	31,722	25,902
Deferred tax liability	1,613	1,201	1,255	1,394	1,335	1,613	1,201	1,255	1,394	1,335
Due to brokers	3,725	7,317	5,197	2,203	—	3,725	7,317	5,197	2,203	—
Post-employment benefit liability	1,180	1,224	1,391	1,111	1,488	1,180	1,224	1,391	1,111	1,488
Debt	11,119	12,594	11,541	9,256	9,829	11,119	12,594	11,541	9,250	9,821
Equity attributable to Icahn Enterprises/Icahn Enterprises Holdings	2,154	3,987	5,443	6,092	4,669	2,179	4,011	5,466	6,114	4,691
(1)EBITDA represents earnings before interest expense, net, income tax (benefit) expense and depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding the effects of impairment, restructuring costs, certain pension plan expenses, OPEB curtailment gains, divestitures, losses on extinguishment of debt, FIFO impacts, major scheduled turnaround expense, unrealized gains/losses on certain derivative contracts, certain share-based compensation expenses related to a certain proxy matter, and certain other charges. We present EBITDA and Adjusted EBITDA on a consolidated basis, net of the effect of non-controlling interests. We conduct substantially all of our operations through subsidiaries. The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us for payment of our indebtedness, payment of distributions on our depositary units or otherwise, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries currently may be subject or into which they may enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us.

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

	Icahn Enterprises					Icahn Enterprises Holdings
	Year Ended December 31,					Year Ended December 31,
	2016	2015	2014	2013	2012	2016	2015	2014	2013	2012
	(in millions)					(in millions)
Attributable to Icahn Enterprises/Icahn Enterprises Holdings:
Net (loss) income	$(1,128)	$(1,194)	$(373)	$1,025	$396	$(1,127)	$(1,193)	$(372)	$1,025	$397
Interest expense, net	620	762	614	464	456	619	761	613	464	455
Income tax expense (benefit)	12	14	(109)	(170)	(128)	12	14	(109)	(170)	(128)
Depreciation, depletion and amortization	766	616	573	485	434	766	616	573	485	434
EBITDA attributable to Icahn Enterprises/Icahn Enterprises Holdings	$270	$198	$705	$1,804	$1,158	$270	$198	$705	$1,804	$1,158
Impairment	$466	$544	$72	$14	$106	$466	$544	$72	$14	$106
Restructuring	26	80	67	41	25	26	80	67	41	25
Non-service cost of U.S. based pension	14	1	(6)	4	29	14	1	(6)	4	29
FIFO impact (favorable) unfavorable	(31)	35	94	(15)	58	(31)	35	94	(15)	58
Unrealized (gain)/loss on certain derivatives	32	2	(41)	(43)	57	32	2	(41)	(43)	57
OPEB curtailment gains	—	—	—	(15)	(40)	—	—	—	(15)	(40)
Major scheduled turnaround expense	20	62	5	—	88	20	62	5	—	88
Certain share-based compensation expense	1	11	8	20	27	1	11	8	20	27
Losses on divestitures	—	—	—	46	—	—	—	—	46	—
Net loss on extinguishment of debt	1	1	152	—	7	1	1	152	—	7
Other	43	(4)	(38)	43	31	43	(4)	(38)	43	31
Adjusted EBITDA attributable to Icahn Enterprises/Icahn Enterprises Holdings	$842	$930	$1,018	$1,899	$1,546	$842	$930	$1,018	$1,899	$1,546

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K for the year ended December 31, 2016 (this "Report").
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2016. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt and to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 89.8% of Icahn Enterprises' outstanding depositary units as of December 31, 2016.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Railcar, Gaming, Metals, Mining, Food Packaging, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with the Holding Company.
Our operating businesses are managed on a decentralized basis. Due to the structure of our business, we summarize our results of operations and liquidity on a consolidated basis and we discuss in more detail the results of operations and liquidity by individual reporting segment. Refer to Note 3, “Operating Units,” to the consolidated financial statements for a description of each of our operating business and Note 13, "Segment and Geographic Reporting," to the consolidated financial statements for a reconciliation of each of our reporting segment's results of operations to our consolidated results.

Results of Operations
Consolidated Financial Results
The following table summarizes the consolidated financial results for each of our reporting segments and our Holding Company for the years ended December 31, 2016, 2015 and 2014. The comparability of our summarized consolidated financial results presented below is affected by various acquisitions as described further within the results of operations for each relevant segment below.

	Revenues			Net (Loss) Income			Net (Loss) Income Attributable to Icahn Enterprises
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(in millions)
Investment	$(1,223)	$(865)	$(218)	$(1,487)	$(1,665)	$(684)	$(604)	$(760)	$(305)
Automotive	9,928	7,853	7,324	77	(352)	(90)	53	(299)	(87)
Energy	4,764	5,442	9,292	(604)	7	168	(327)	25	95
Railcar	962	948	809	183	213	188	150	137	122
Gaming	948	811	849	(95)	38	269	(109)	26	185
Metals	269	365	711	(20)	(51)	(25)	(20)	(51)	(25)
Mining	63	28	—	(24)	(195)	—	(19)	(150)	—
Food Packaging	332	337	346	8	(3)	9	6	(3)	6
Real Estate	88	131	101	12	61	22	12	61	22
Home Fashion	196	194	181	(12)	(4)	2	(12)	(4)	2
Holding Company	21	28	(238)	(258)	(176)	(388)	(258)	(176)	(388)
	$16,348	$15,272	$19,157	$(2,220)	$(2,127)	$(529)	$(1,128)	$(1,194)	$(373)
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
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. As of December 31, 2016 and 2015, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $3.7 billion and $4.1 billion, respectively, representing approximately 69% and 55%, respectively, of the Investment Funds' assets under management.
Our Interests in the Investment Funds
As of December 31, 2016 and 2015, we had investments with a fair market value of approximately $1.7 billion and $3.4 billion, respectively, in the Investment Funds.
Our share of the Investment Funds' net loss through our interests in the Investment Funds was $604 million, $760 million and $305 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Returns
The following table sets forth performance information for the Investment Funds for the comparative periods presented. These returns represent a weighted-average composite of the average returns, net of expenses, for the Investment Funds.

	Returns
	Year Ended December 31,
	2016	2015	2014
Investment Funds	-20.3%	-18.0%	-7.4%
Performance Attribution
The following table sets forth the performance attribution for the Investment Funds for the comparative periods presented.

	Performance Attribution
	Year Ended December 31,
	2016	2015	2014
Long positions	16.3%	-18.1%	11.4%
Short positions	-34.1%	0.8%	-18.7%
Other	-2.5%	-0.7%	-0.1%
	-20.3%	-18.0%	-7.4%
The Investment Funds' aggregate return was -20.3% for 2016. The Investment Funds' performance was driven by losses in their short exposure, including broad market hedges, offset in part by gains in their long equity positions, primarily in a few of their largest core holdings.
The Investment Funds' aggregate return was -18.0% for 2015, due to losses in their long equity exposure, primarily in a few of their largest core holdings including in the energy sector. These losses were partially offset by gains in long equity positions in a few of their largest core holdings as well as gains in their short positions, including broad market hedges.
The Investment Funds' aggregate return was -7.4% for 2014 due to losses in their short equity exposure, primarily through broad market hedges, as well as other losses in long equity positions including in the energy sector.  These losses were partially offset by gains in long equity positions in a few of their largest core holdings.
From inception in November 2004 through December 31, 2016, the Investment Funds' return was approximately 116.1%, representing an annualized rate of return of approximately 6.5%.

Automotive

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net sales	$9,420	$7,789	$7,317
Cost of goods sold	7,658	6,577	6,260
Gross margin	$1,762	$1,212	$1,057
We conduct our Automotive segment through our wholly owned subsidiaries Federal-Mogul Holdings LLC ("Federal-Mogul"), IEH Auto Parts Holding LLC ("IEH Auto"), effective June 1, 2015, and Pep Boys - Manny, Moe and Jack ("Pep Boys"), effective February 3, 2016. Prior to January 23, 2017, as discussed below, Federal-Mogul was a majority owned subsidiary of ours with publicly traded common stock. As of December 31, 2016, we owned approximately 82.0% of the outstanding common stock of Federal-Mogul. See Note 1, "Description of Business and Basis of Presentation - Acquisitions of Businesses," for further discussion regarding our acquisition of Pep Boys. Intercompany transactions among Federal-Mogul, Pep Boys and IEH Auto have been eliminated in consolidation.
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

As discussed in Note 3, "Operating Units - Automotive," to the consolidated financial statements, we commenced the Federal-Mogul Tender Offer which expired on January 18, 2017. On January 23, 2017, we paid for the shares validly tendered in the Federal-Mogul Tender Offer and effected a short form merger as the second and final step of the acquisition.
Federal-Mogul's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul's filings with the SEC are available on the SEC's website at www.sec.gov.
Pep Boys has 804 locations in the automotive aftermarket industry located throughout the United States and Puerto Rico. Pep Boys stores are organized into a hub and spoke network consisting of Supercenters and Service & Tire Centers. Supercenters average approximately 20,000 square feet and combine a parts and accessories store with professional service centers that perform a full range of automotive maintenance and repair services. Most of the Pep Boys Supercenters also have a commercial sales program that provides prompt delivery of parts, tires and equipment to automotive repair shops and dealers. Service & Tire Centers, which average approximately 6,000 square feet, provide automotive maintenance and repair services in neighborhood locations that are conveniently located where our customers live or work.
IEH Auto has 21 distribution centers and 288 corporate-owned jobber stores (including 14 satellite locations) in the United States and supports a network of more than 2,000 independent wholesalers. Through its locations, IEH Auto sells predominantly to commercial aftermarket customers in the do-it-for-me ("DIFM") market as well as retail and do-it-yourself ("DIY") customers.
Federal-Mogul is operated independently from Pep Boys and IEH Auto. Pep Boys and IEH Auto are being operated together in order to grow their sales to DIFM distributors and DIFM service professionals, to grow their automotive service business, and to maintain their DIY customer bases by offering the newest and broadest product assortment in the automotive aftermarket.
Major Influences Impacting Results of Operations
There is inherent uncertainty in the continuation of certain trends, as discussed below, which, among other factors, may have an effect on our Automotive segment. Our Automotive segment is affected by the relative strength of the following factors:
Global vehicle production levels: Global light vehicle production increased by 4.8% in 2016. European light vehicle production rose 3.9% and North American light vehicle production increased 2.3%, with positive growth in Canada and the United States. Light vehicle production in the Asia-Pacific region increased by 7.4%, with strong positive growth in China and India. Among the major regions, only South America posted a decline in 2016, down 11.9%.
Global commercial vehicle production increased by 2.5% in 2016. European commercial vehicle production rose 2.9% and the Asia-Pacific region rose 11.1%, with strong positive growth in China and India. South America posted a decline of 20.5% in 2016. There was a 15.9% decrease in commercial vehicle production in our primary market of North America.
Global vehicle sales levels: Global light vehicle sales increased by 4.5% in 2016. In 2016, European light vehicle sales rose 3.5% and North American vehicles sales increased 1.9%, with positive growth in Canada, Mexico, and the United States. Light vehicle sales in the Asia-Pacific region increased 8.2%, with strong positive growth in China and India in 2016. Among the major regions, only South America posted a decline of 12.5% in 2016.
Global commercial vehicle sales were up 4.7% in all of 2016. In 2016, European commercial vehicles sales rose 2.6% and the Asia-Pacific region was up 12.9%, with strong positive growth in China and India. South America posted a decline of 24.0% in 2016. There was an 8.2% decrease in our Automotive segment's primary market of North America in 2016.
Part replacement trends: The strength of our aftermarket business is influenced by several key drivers. These include the vehicle population (or "parc"), average vehicle age, fuel prices, and vehicle distance traveled. The vehicle parc is estimated to have expanded in most major markets, including the United States, China, and Germany.  Average vehicle ages also increased, despite growth in new vehicle sales, in most regions. Vehicle distance traveled varies by region and is sensitive to several factors, including fuel prices and transportation alternatives. Average vehicle distance traveled has declined in China in the recent past, partially offsetting generally favorable trends in China.
Geopolitical risk: Our Automotive segment conducts business globally, which subjects it to numerous risks and uncertainties. For example, Federal-Mogul has operations in the United Kingdom ("UK") which may be materially affected by the UK's referendum to leave the European Union, which has created uncertainty in both the UK and Europe. Federal-Mogul also have an interest in a Turkish joint venture, which may be affected by recent turmoil in that region. In addition, there could be potential changes in trade agreements and new or changed tariffs in the United States.
Foreign currencies: Given the global nature of our Automotive segment's operations, it is subject to fluctuations in foreign exchanges rates and there has been significant volatility in foreign currency rates.

Years Ended December 31, 2016 and 2015
Net sales for our Automotive segment for the year ended December 31, 2016 increased by approximately $1.6 billion (21%) as compared to the comparable prior year period. Of the increase in net sales, approximately $1.5 billion pertained to several acquisitions made during 2016, primarily the acquisition of Pep Boys in February 2016, and $305 million pertained to other sales volume increases that was primarily due to the inclusion of IEH Auto for the full year 2016 compared to only seven months in 2015. These sales volume increases were offset in part by $128 million decrease, primarily due to an unfavorable effect of foreign currency exchange.
Cost of goods sold for the year ended December 31, 2016 increased by approximately $1.1 billion (16%) as compared to the comparable prior year period. The increase in cost of goods sold was primarily due to the inclusion of the results of Pep Boys and IEH Auto, which were acquired in February 2016 and June 2015, respectively, as well as certain other acquisitions within our Automotive segment. These increases were offset in part by savings from improved efficiencies, including benefits of favorable material and service sourcing and productivity, as well as a favorable effect of foreign currency exchange.
Gross margin on net sales for the year ended December 31, 2016 increased by $550 million (45%) as compared to the comparable prior year period. Gross margin as a percentage of net sales was 19% and 16% for the year ended December 31, 2016 and 2015, respectively. The increase in gross margin as a percentage of net sales over the respective periods was due to the inclusion of the results of Pep Boys and IEH Auto, whose product sales margins are higher than those of Federal-Mogul's, as well as savings from improved efficiencies, including benefits of favorable material and service sourcing and productivity.
Years Ended December 31, 2015 and 2014
Net sales for our Automotive segment for the year ended December 31, 2015 increased by $472 million (6%) as compared to the comparable prior year period. Sales volume increased primarily as a result of several acquisitions in 2015, including the acquisitions of IEH Auto, TRW Automotive Holdings Corp.'s valvetrain business, Affinia Group Inc.'s chassis business and Honeywell International Inc.'s brake component business, which in the aggregate accounted for an approximately $1.1 billion increase in sales volume. These increases were offset in part by an unfavorable effect of foreign currency exchange of $642 million.
Cost of goods sold for the year ended December 31, 2015 increased by $317 million (5%) as compared to the comparable prior year period. The increase in cost of goods sold was primarily due to the inclusion of the results of acquired businesses during 2015, as discussed above, and other sales volume increases. These increases were offset in part by a favorable effect of foreign currency exchange of $529 million as well as savings from improved efficiencies, including benefits of favorable material and service sourcing and productivity.
Gross margin on net sales for the year ended December 31, 2015 increased by 155 million (15%) as compared to the comparable prior year period. Gross margin as a percentage of net sales was 16% and 14% for the year ended December 31, 2015 and 2014, respectively. The increase in gross margin as a percentage of net sales over the respective periods was due to the inclusion of the results of IEH Auto during 2015, whose product sales margins are higher than those of Federal-Mogul's, as well as savings from improved efficiencies, including benefits of favorable material and service sourcing and productivity.

Energy

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net sales	$4,782	$5,433	$9,109
Cost of goods sold	4,618	4,949	8,774
Gross margin	$164	$484	$335
CVR Energy, Inc.'s ("CVR") Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. CVR's filings with the SEC are available on the SEC's website at www.sec.gov.
CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP ("CVR Refining") and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia.

As further discussed in Item 1, "Business - Energy," of this Report and Note 1, "Description of Business and Basis of Presentation," to the consolidated financial statements, CVR Partners completed the acquisition of CVR Nitrogen, LP ("CVR Nitrogen") on April 1, 2016.
Major Influences Impacting Results of Operations
The petroleum business accounted for 93%, 95% and 97% of our Energy segment's net sales for the years ended December 31, 2016, 2015 and 2014, respectively. The earnings and cash flows of the petroleum business are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond our Energy segment's control, including the supply of and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because the petroleum business applies first-in, first-out accounting to value its inventory, crude oil price movements may impact net income in the short term because of changes in the value of its unhedged on-hand inventory. The effect of changes in crude oil prices on our results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.
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
Refer to Item 1A, "Risk Factors - Energy," If sufficient RINs are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA's Renewable Fuels Standard ("RFS") mandates, the petroleum business' financial condition and results of operations could be materially adversely affected, of this Report and Note 17, "Commitments and Contingencies - Energy," to the consolidated financial statements for further discussion of the RFS.
The cost of RINs was $206 million, $124 million and $127 million for the years ended December 31, 2016, 2015 and 2014, respectively. The price of RINs has been extremely volatile and has increased over the last year. The future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period.
Years Ended December 31, 2016 and 2015
Net sales for our Energy segment decreased by $651 million (12%) for the year ended December 31, 2016 as compared to the comparable prior year period. The decrease was primarily due to a decrease in our petroleum business' net sales that was attributable to significantly lower sales prices over the respective periods, partially offset in part by increased net sales in the nitrogen fertilizer business due to the inclusion of the CVR Nitrogen acquisition as of April 1, 2016. The petroleum business' average sales prices per gallon for the year ended December 31, 2016 of $1.34 for gasoline and $1.36 for distillate decreased by 17% and 16%, respectively, as compared to the prior year.
Cost of goods sold for our Energy segment decreased by $331 million (7%) for the year ended December 31, 2016 as compared to the comparable prior year period. The decrease was primarily due to a decrease in the cost of consumed crude and purchased products for resale for our petroleum business, offset in part by the inclusion of the CVR Nitrogen acquisition as of April 1, 2016 for our nitrogen fertilizer business.
Gross margin for our Energy segment decreased by $320 million (66%) for the year ended December 31, 2016 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 3% and 9% for the years ended December 31, 2016 and 2015, respectively. The decrease in gross margin as a percentage of net sales was primarily due to significantly lower margin from the sale of gasoline for our petroleum business in 2016 compared to 2015. Cost of consumed oil per barrel for the year ended December 31, 2016 decreased by 12% as compared to the prior year.
Years Ended December 31, 2015 and 2014
Net sales for our Energy segment decreased by approximately $3.7 billion (40%) for the year ended December 31, 2015 as compared to the comparable prior year period. The decrease was primarily due to a decrease in our petroleum business' net sales that was attributable to significantly lower sales prices over the prior year period, as well as lower sales prices and volumes for our nitrogen fertilizer business. The petroleum business' average sales prices per gallon for the year ended December 31, 2015 of $1.61 for gasoline and $1.62 for distillate decreased by 36% and 42%, respectively, as compared to the prior year.
Cost of goods sold for our Energy segment decreased by approximately $3.8 billion (44%) for the year ended December 31, 2015 as compared to the comparable prior year period. The decrease was primarily due to a decrease in the cost of consumed crude and purchased products for resale for our petroleum business.
Gross margin for our Energy segment increased by $149 million (44%) for the year ended December 31, 2015 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 9% and 4% for the years ended December 31, 2015 and 2014, respectively. The increase in the gross margin as a percentage of net sales was primarily due to higher margin from the sale of gasoline from our petroleum business for the year ended December 31, 2015 as compared to the comparable prior year period. Cost of consumed oil per barrel for the year ended December 31, 2015 decreased by 48% as compared to the comparable prior year period.

Railcar

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$430	$440	$379
Railcar leasing	471	452	364
Railcar services	51	47	47
	$952	$939	$790
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$366	$338	$288
Railcar leasing	195	176	145
Railcar services	28	25	30
	$589	$539	$463
Gross Margin:
Manufacturing	$64	$102	$91
Railcar leasing	276	276	219
Railcar services	23	22	17
	$363	$400	$327
Our Railcar segment includes the results of American Railcar Industries, Inc. ("ARI") and American Railcar Leasing, LLC ("ARL"). On February 29, 2016, we entered into a contribution agreement with an affiliate of Mr. Icahn to acquire the remaining 25% economic interest in ARL not already owned by us. See Note 4, "Related Party Transactions - Railcar," for further discussion regarding this transaction. Additionally, in December 2016 we announced the sale of ARL (the "ARL Initial Sale"), as further discussed in Note 1, "Description of Business and Basis of Presentation" to the consolidated financial statements, and which is expected to close in the first half of 2017. The ARL Initial Sale includes a lease fleet of approximately 29,800 railcars as of December 31, 2016. We continue to report the results of ARL in continuing operations in our statements of operations and such results are included in the table above and the discussion below.
On December 16, 2016, ARI entered into a railcar management transition agreement (the "RMTA") with ARL. In anticipation of the expected sale of ARL to SMBC Rail, ARI and ARL entered into the RMTA to manage the transition, from ARL to ARI, of the management of ARI's railcar leasing business, including the railcars owned by ARI.

ARI's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain a detailed description of its business, products, industry, operating strategy and associated risks. ARI's filings with the SEC are available on the SEC's website at www.sec.gov.
Summarized shipments of railcars to leasing and non-leasing customers for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014

Shipments to leasing customers	799	5,063	5,232
Shipments to non-leasing customers	3,922	3,840	2,736
	4,721	8,903	7,968
As of December 31, 2016, our Railcar segment had a backlog of 3,813 railcars, including 1,637 railcars for lease customers and 2,176 for non-lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities.
Years Ended December 31, 2016 and 2015
Total manufacturing revenues for the year ended December 31, 2016 decreased by $10 million (2%) as compared to the comparable prior year period. The decrease was primarily due to a higher mix of hopper railcars, which generally sell at lower prices than tank railcars due to less material and labor content, more competitive pricing on both hopper and tank railcars, partially offset by the higher volume of shipments to non-leasing customers.
Gross margin from manufacturing operations for the year ended December 31, 2016 decreased to $64 million from $102 million as compared to the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues decreased to 15% for the year ended December 31, 2016 from 23% for the comparable prior year period. The decrease in gross margin and gross margin as a percentage of revenue was due to the lower gross margin associated with the higher mix of hopper railcars, which generally sell at lower prices than tank railcars.
Railcar leasing revenues increased for the year ended December 31, 2016 as compared to the comparable prior year period due to an increase in number of railcars leased to customers and a slight increase in the average lease rate. The lease fleet grew to 45,761 railcars at December 31, 2016 from 45,052 railcars at December 31, 2015.
Years Ended December 31, 2015 and 2014
Total manufacturing revenues for the year ended December 31, 2015 increased by $61 million (16%) as compared to the comparable prior year period. The increase was primarily due to the higher volume of shipments to non-leasing customers, partially offset by an overall decrease in average selling prices with a higher mix of hopper railcars, which generally sell at lower prices than tank railcars due to less material and labor content.
Gross margin from manufacturing operations for the year ended December 31, 2015 increased to $102 million from $91 million for the comparable prior year period. The increase in gross margin over the prior year period was due to the higher volume of shipments to non-leasing customers, operation efficiencies and a decrease in material costs for key components and steel associated with the higher mix of lower cost hopper railcars. Gross margin from manufacturing operations as a percentage of manufacturing revenues decreased to 23% for the year ended December 31, 2015 from 24% for the comparable prior year period due to the lower gross margin associated with the higher mix of hopper railcars, which generally sell at lower prices than tank railcars.
Railcar leasing revenues increased for the year ended December 31, 2015 as compared to the comparable prior year period due to an increase in number of railcars leased to customers. Lease rates were relatively flat compared to 2014. Total railcars on lease at the end of 2015 were 45,052 as compared to 39,699 at the end of 2014.

Gaming
We conduct our Gaming segment through our majority ownership in Tropicana and our wholly owned subsidiary, Trump Entertainment Resorts, Inc. (“TER”) which owns Trump Taj Mahal Casino Resort ("Trump Taj Mahal"). As discussed further in Note 1, "Description of Business and Basis of Presentation - Acquisitions of Businesses," to the consolidated financial statements, we obtained control and consolidated the results of TER upon its emergence from bankruptcy on February 26, 2016. Trump Taj Mahal is located in Atlantic City, New Jersey.  Trump Taj Mahal added approximately 160,000 square feet of gaming space with 2,500 slot machines, 130 table games and 2,000 hotel rooms to our existing gaming operations. Trump Taj Mahal closed and ceased its casino and hotel operations on October 10, 2016.
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
Years Ended December 31, 2016 and 2015
Casino revenues for the year ended December 31, 2016 increased as compared to the comparable prior year period, primarily due to an increase in consolidated gaming volumes of 17.1%, primarily due to the inclusion of results from TER upon its emergence from bankruptcy on February 26, 2016, coupled with higher gaming volumes and table hold percentage at Tropicana Casino and Resort, Atlantic City ("Tropicana AC") and Tropicana Evansville. Our Gaming segment's consolidated slot hold percentage was flat at 9.6% for the year ended December 31, 2016 as compared to the comparable prior year period. Our Gaming segment's consolidated table game hold percentage was 18.2% and 16.8% for the year ended December 31, 2016 and 2015, respectively.
Revenues from rooms increased for the year ended December 31, 2016 as compared to the comparable prior year period, primarily due to the inclusion of results from the TER casino upon its emergence from bankruptcy on February 26, 2016. The average daily room rate and occupancy across all of our Gaming segment's properties were $88 and 69%, respectively, for the year ended December 31, 2016 as compared to $85 and 70%, respectively, for the comparable prior year period.
Years Ended December 31, 2015 and 2014
Casino revenues for the year ended December 31, 2015 increased as compared to the comparable prior year period, primarily due to an increase in consolidated gaming volumes of 3.8%, primarily due to the Lumière acquisition on April 1, 2014, coupled with higher gaming volumes at Tropicana AC. Our Gaming segment's consolidated slot hold percentage was 9.6% and 9.5% for the year ended December 31, 2015 and 2014, respectively. Our Gaming segment's consolidated table game hold percentage was 16.8% and 17.6% for the year ended December 31, 2015 and 2014, respectively.
Revenues from rooms increased for the year ended December 31, 2015 as compared to the comparable prior year period, primarily due to the acquisition of Lumière in April 2014, coupled with higher occupancy and average daily room rate at Tropicana AC, partially offset by a decrease in revenues from rooms as a result of the sale of the River Palms property in 2014. The average daily room rate and occupancy rate across all of Gaming segment's properties were $85 and 70%, respectively, for the year ended December 31, 2015 as compared to $79 and 66%, respectively, for the comparable prior year period.

Metals
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Years Ended December 31, 2016 and 2015
Net sales for the year ended December 31, 2016 decreased by $94 million (26%) compared to the comparable prior year period. The decrease was primarily due to lower ferrous and non-ferrous shipment volumes and lower average selling prices. The lower shipment volumes were due in part to certain idled facilities during much of 2016 as a result of certain environmental remediations at these facilities. Ferrous shipment volumes decreased by 22% and the average selling price decreased by 10% during the year ended December 31, 2016 as compared to the comparable prior year period. Ferrous shipment volumes decreased due to reduced demand from domestic steel mills and the slow flow of raw materials into the recycling yards while low priced iron ore, direct-reduced iron pellets, and reduced demand from steel mills held market prices down throughout 2016. Non-ferrous shipment volumes decreased by 10% and the average selling price decreased by 3% during the year ended December 31, 2016 as compared to the comparable prior year period, reflecting lower market pricing and its unfavorable impact on raw material availability.

Cost of goods sold for the year ended December 31, 2016 decreased by $122 million (30%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes, lower material costs and lower processing costs. Gross margin as a percentage of net sales was a loss of 6% and 12% for the year ended December 31, 2016 and 2015, respectively. The material margin component of gross margin, as a percentage of net sales, improved during 2016 as compared to the comparable prior year period, reflecting a continued focus on disciplined buying in the face of strong competition for shredder feedstock and lower pricing for non-ferrous auto shredder residue. PSC Metals continues to expend considerable effort to bring costs in line with volumes and market pricing. PSC Metals closed nine feeder yards during 2015 and one feeder yard during 2016 in order to better align its cost structure to the current market environment.
Years Ended December 31, 2015 and 2014
Net sales for the year ended December 31, 2015 decreased by $350 million (49%) compared to the comparable prior year period. The decrease was primarily due to lower ferrous and non-ferrous shipment volumes and lower average selling prices. The lower shipment volumes were due in part to the closing of nine feeder yards during 2015. Ferrous shipment volumes decreased by 30% and average selling price decreased by 37% for the year ended December 31, 2015 compared to the comparable prior year period. Ferrous shipment volume decreased due to reduced demand from domestic steel mills, low iron ore pricing, low export demand drawing coastal scrap into the areas where PSC Metals operates, and to the negative impact of extremely low market prices on the availability of feedstock. Ferrous market prices at the end of 2015 were at the lowest levels seen since early 2009, during the great recession. Non-ferrous shipment volumes decreased by 20% and average selling prices decreased by 20%, primarily driven by the effects of steep market price declines during 2015. Shipments from an aluminum ingot tolling operation, closed at the end of March 2014, accounted for 24% of the year-on-year volume decrease for non-ferrous shipments.
Cost of goods sold for the year ended December 31, 2015 decreased by $322 million (44%) compared to the comparable prior year period. The decrease was primarily attributable to lower shipment volumes and lower material and processing costs. Gross margin as a percentage of net sales was a loss of 12% and 2% for the year ended December 31, 2015 and 2014, respectively. While material margin component of the gross margin improved during 2015 as compared to 2014, processing costs, as a percentage of net sales, increased over the respective periods. The improvement in material margin component of the gross margin reflected improved buying efforts despite the unfavorable impact of increased competition for shredder feedstock and lower pricing for non-ferrous auto shredder residue. Processing costs, as a percentage of net sales, increased due to decreases in sales volumes and market prices over the respective periods. PSC Metals closed nine feeder yards during 2015 in order to better align its cost structure to the current market environment.

Mining
We conduct our Mining segment through our majority ownership in Ferrous Resources. We obtained control of and consolidated the results of Ferrous Resources during the second quarter of 2015.
For our Mining segment, the key performance driver has historically been from demand for raw materials from Chinese steelmakers.  Since acquiring Ferrous Resources during the second quarter of 2015, our Mining segment has been concentrating on sales in its domestic market, Brazil, where the best margins are being captured. During 2016, international iron ore prices improved from an average of $48 per metric ton in the first quarter of 2016 to an average of $71 per metric ton during the fourth quarter of 2016.
Years Ended December 31, 2016 and 2015
Net sales for the years ended December 31, 2016 and 2015 was $71 million and $30 million, respectively. Cost of goods sold for the year ended December 31, 2016 and 2015 was $56 million and $38 million, respectively. As a result of our acquisition of Ferrous Resources in the second quarter of 2015, the comparable prior year period results only include results in consolidation for the seven months ended December 31, 2015.
During the year ended December 31, 2016 and the period June 1, 2015 through December 31, 2015, our Mining segment sold approximately 3.7 million and 2.0 million metric tons, respectively, of iron ore with an average sales price of $20 and $17 per metric ton, respectively.

Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). As of December 31, 2016, Viskase operated ten manufacturing facilities and six distribution centers throughout North America, Europe, South America and Asia and derives approximately 70% of its total net sales from customers located outside the United States during the year ended December 31, 2016.

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
Years Ended December 31, 2016 and 2015
Net sales for the year ended December 31, 2016 decreased by $15 million (4%) as compared to the comparable prior year period. The decrease was primarily due to lower sales volume, unfavorable price and product mix and unfavorable foreign currency translation.
Cost of goods sold for the year ended December 31, 2016 decreased by $14 million (5%) as compared to the comparable prior year period. Gross margin as a percentage of net sales was flat at 24% for the year ended December 31, 2016 as compared to the comparable prior year period.
Years Ended December 31, 2015 and 2014
Net sales for the year ended December 31, 2015 decreased by $21 million (6%) compared to the comparable prior year period. The decrease in net sales was due to unfavorable foreign currency translation, unfavorable country mix due to sales in countries that have lower average selling price than the global sales prices, offset in part by an increase in sales volume.
Cost of goods sold for the year ended December 31, 2015 decreased by $12 million (4%) as compared to the comparable prior year period. The decrease in cost of goods sold was due to foreign currency translation, lower raw material costs and plant efficiencies, offset in part by higher sales volumes and higher pension expense. Gross margin as a percentage of net sales was 24% and 25% for the year ended December 31, 2015 and 2014, respectively.

Real Estate
Real Estate revenues and expenses include results from club operations, sales of residential units and rental income and expenses, including income from financing leases. Sales of residential units are included in net sales in our consolidated financial statements. Results from club and rental operations, including financing lease income, are included in other revenues from operations in our consolidated financial statements. During the year ended December 31, 2015, our Real Estate segment sold certain assets, primarily within its rental operations, contributing to a decrease in other revenues from operations during the year ended December 31, 2016.

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
Years Ended December 31, 2016 and 2015
Net sales for the year ended December 31, 2016 increased by $2 million (1%) compared to the comparable prior year period. The increase was primarily due to an increase in sales volume. Cost of goods sold for the year ended December 31, 2016 increased by $5 million (3%) compared to the comparable prior year period, and was primarily due to sales mix. Gross margin as a percentage of net sales decreased to 14% for the year ended December 31, 2016 to 16% in the comparable prior year period, and was primarily due to sales mix.
Years Ended December 31, 2015 and 2014
Net sales for the year ended December 31, 2015 increased by $17 million (10%) compared to the comparable prior period. The increase was primarily due to higher sales volume. Cost of goods sold for the year ended December 31, 2015 increased by $11 million (7%) compared to the comparable prior year period, and was primarily due to higher sales volume. Gross margin for the year ended December 31, 2015 increased by $6 million (25%) compared to the comparable prior year period. Gross margin as a percentage of net sales increased to 16% for the year ended December 31, 2015 to 14% for the comparable prior year period, and was primarily due to higher margins on more profitable programs and customers.

Holding Company
Years Ended December 31, 2016 and 2015
The Holding Company had a net gain from investment activities of $10 million for the year ended December 31, 2016 compared to a net gain from investment activities of $18 million in the comparable prior year period.
Years Ended December 31, 2015 and 2014
Net gain from investment activities was $18 million for the year ended December 31, 2015 as compared to a loss of $137 million for the comparable prior year period. The net gain from investment activities for the year ended December 31, 2015 was attributable to certain securities held by the Holding Company. The net loss from investment activities for the year ended December 31, 2014 includes losses from certain derivative swaps that were closed out during the third quarter of 2014.

Other Consolidated Results of Operations
Other Income, Net
Years Ended December 31, 2016 and 2015
Our consolidated other income (loss), net for the year ended December 31, 2016 and 2015 was $121 million and $75 million, respectively. During the year ended December 31, 2016 and 2015, net gains on disposition of assets were $14 million and $40 million, respectively. Net gains on disposition of assets during the year ended December 31, 2015 primarily pertained to our Real Estate segment which sold certain assets within its club and rental operations. For the year ended December 31, 2016 and 2015, our Energy segment recorded net losses on certain derivative contracts of $19 million and $29 million, respectively. See Note 7, "Financial Instruments," to the consolidated financial statements for further discussion regarding these derivative contracts.
Years Ended December 31, 2015 and 2014
Our consolidated other income, net for the year ended December 31, 2015 and 2014 was $75 million and $182 million, respectively. Our Energy segment recorded (loss) gains on certain derivative contracts of $(29) million and $186 million for the years ended December 31, 2015 and 2014, respectively. See Note 7, "Financial Instruments," to the consolidated financial statements for further discussion regarding these derivative contracts. Additionally, for the year ended December 31, 2014, our Gaming segment had certain tax settlement gains of $32 million and certain predecessor claim settlements of $53 million. Included in our consolidated other income, net was a loss on extinguishment of debt of $162 million for the year ended December 31, 2014.
Selling, General and Administrative
Years Ended December 31, 2016 and 2015
Our consolidated selling, general and administrative for the year ended December 31, 2016 increased by $434 million (23%) as compared to the comparable prior year period. The increase was primarily attributable to an increase from our Automotive segment of $520 million primarily due to the inclusion of the acquisitions of Pep Boys in February 2016 and IEH Auto in the second quarter of 2015 and an increase of $102 million from our Gaming segment primarily due to the inclusion of TER upon its emergence from bankruptcy on February 26, 2016, offset in part by a decrease of $203 million from our Investment segment due to a decrease of compensation expense related to a certain fund performance over the respective periods.
Years Ended December 31, 2015 and 2014
Our consolidated selling, general and administrative for the year ended December 31, 2015 increased by $283 million (17%) as compared to the comparable prior year period. The increase was primarily due to an increase of $70 million from our Investment segment which was largely attributable to higher compensation expense related to certain investment related performance, an increase of $176 million from our Automotive segment primarily due to the inclusion of the acquisition of Affinia Group Inc., the acquisition of certain business assets of Honeywell International Inc., and the IEH Auto acquisition, an increase of $11 million from our Gaming segment primarily due to the inclusion of the Lumière acquisition, and an increase of $12 million from our Mining segment primarily due to the inclusion of the acquisition of Ferrous Resources effective June 1, 2015. In addition, there was a net increase in our other segments and Holding Company of $14 million.

Restructuring
Years Ended December 31, 2016 and 2015
Our consolidated restructuring costs were $32 million and $97 million for year ended December 31, 2016 and 2015, respectively, which were primarily attributable to our Automotive segment. These restructuring charges, primarily consisting of employee costs and headcount reductions, pertained to all restructuring programs that Federal-Mogul has initiated in order to improve its operating performance.
Federal-Mogul's restructuring expenses for the year ended December 31, 2016 were aimed at optimizing its cost structure. Federal-Mogul expects to complete these programs in 2017 and does not expect to incur any additional restructuring charges related to these programs. For programs previously initiated in prior periods, Federal-Mogul expects to complete these programs in 2018 and does not expect to incur any additional restructuring charges related to these programs.
Years Ended December 31, 2015 and 2014
Our consolidated restructuring costs were $97 million and $84 million for the year ended December 31, 2015 and 2014, respectively, which were primarily attributable to our Automotive segment in each of the respective periods.
Impairment
Years Ended December 31, 2016 and 2015
Impairment for the year ended December 31, 2016 was $709 million, of which $574 million related to our Energy segment's impairment of goodwill. In addition, as a result of the Trump Taj Mahal's closing on October 10, 2016, we recorded an aggregate impairment charge of $106 million for the year ended December 31, 2016 related to property, plant and equipment and intangible assets for our Gaming segment. For the year ended December 31, 2015, we recorded aggregate impairment of $788 million, of which $571 million was for goodwill, primarily from our Automotive and Energy segments. In addition, we recorded $201 million of impairment of property, plant and equipment primarily at our Mining segment. See Note 6, "Fair Value Measurements," and Note 8, "Goodwill and Intangible Assets, Net," for further discussion.
Years Ended December 31, 2015 and 2014
Impairment for the year ended December 31, 2015 was $788 million, of which $571 million was for goodwill, primarily form our Automotive and Energy segments. In addition, we recorded $201 million of impairment of property, plant and equipment primarily at our Mining segment. For the year ended December 31, 2014, we recorded aggregate impairment of $135 million, of which $103 million was for goodwill from our Energy segment. In addition, we recorded $27 million of impairment of property, plant and equipment primarily at our Automotive, Metals and Real Estate segments. See Note 6, "Fair Value Measurements," and Note 8, "Goodwill and Intangible Assets, Net," for further discussion.
Interest Expense
Years Ended December 31, 2016 and 2015
Icahn Enterprises' consolidated interest expense for the year ended December 31, 2016 decreased by $276 million (24%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in due to broker balances over the respective periods, offset in part by higher interest expense from our Automotive segment due to higher interest rates on borrowings under revolving credit facilities over the respective periods and the inclusion of interest from the acquisitions of Pep Boys in February 2016 and IEH Auto in the second quarter of 2015 and higher interest from our Energy segment due to a certain debt offering during the second quarter of 2016.
Years Ended December 31, 2015 and 2014
Icahn Enterprises' consolidated interest expense for the year ended December 31, 2015 increased by $307 million (36%) as compared to the comparable prior year period. The increases were primarily due to higher interest expense from our Investment segment attributable to due to broker balances, higher interest expense from our Automotive segment due to higher outstanding debt balances on its revolver facility coupled with higher interest rates following the refinancing of its term loans and higher interest expense from our Railcar segments due to higher outstanding debt balances.
Income Tax Expense
Years Ended December 31, 2016 and 2015
For the year ended December 31, 2016, we recorded an income tax expense of $36 million on pre-tax loss of approximately $2.2 billion compared to an income tax expense of $68 million on pre-tax loss of approximately $2.1 billion for the year ended December 31, 2015. Our effective income tax rate was (1.6)% and (3.3)% for the year ended December 31, 2016 and 2015, respectively.

The difference between the effective tax rate and statutory federal rate of 35% was principally due to partnership losses not subject to taxation.
Years Ended December 31, 2015 and 2014
For the year ended December 31, 2015, Icahn Enterprises recorded an income tax expense of $68 million on pre-tax loss of approximately $2.1 billion compared to an income tax benefit of $103 million on pre-tax loss of $632 million for the year ended December 31, 2014. Icahn Enterprises' effective income tax rate was (3.3)% and 16.3% for the year ended December 31, 2015 and 2014, respectively.
For the year ended December 31, 2015, Icahn Enterprises Holdings recorded an income tax expense of $68 million on pre-tax loss of approximately $2.1 billion compared to an income tax benefit of $103 million on pre-tax loss of $631 million for the year ended December 31, 2014. Icahn Enterprises Holdings' effective income tax rate was (3.3)% and 16.3% for the year ended December 31, 2015 and 2014, respectively.
The difference between the effective tax rate and statutory federal rate of 35% was principally due to partnership losses not subject to taxation.
For 2014, Icahn Enterprises and Icahn Enterprises Holdings recognized a deferred tax benefit on its pre-tax loss primarily due to income tax benefits recorded on a release of valuation allowance on the deferred tax assets in our Gaming segment of $196 million.

Liquidity and Capital Resources
Holding Company
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
As of December 31, 2016, the Holding Company had investments in the Investment Funds with a total fair market value of approximately $1.7 billion. We may redeem our direct investment in the Investment Funds upon notice.
As of December 31, 2016, our Holding Company had cash and cash equivalents of $225 million and total debt of approximately $5.5 billion. As of December 31, 2016, based on covenants in the indenture governing our senior notes, we are not permitted to incur additional indebtedness. See Note 10, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for us and our subsidiaries.
On December 19, 2016, we entered into a definitive agreement to sell ARL to SMBC Rail for cash based on (i) a value of approximately $2.8 billion (subject to certain adjustments) and (ii) a fleet of approximately 29,000 railcars. The ARL Initial Sale is expected to close in the second quarter of 2017. For a period of three years thereafter, upon satisfaction of certain conditions, we will have an option to sell, and SMBC Rail will have an option to buy, approximately 4,800 additional railcars for an additional purchase price estimated to be approximately $586 million.
On January 18, 2017, we issued $695 million in aggregate principal amount of 6.250% senior notes due 2022 and $500 million in aggregate principal amount of 6.750% senior notes due 2024 (collectively, the "New Notes"). The net proceeds from the sale of the New Notes were approximately $1.192 billion, after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering. The proceeds from the New Notes were used to refinance all of our 3.50% senior unsecured notes due 2017. See Note 18, "Subsequent Events," to the consolidated financial statements for further discussion regarding this refinancing.
Additionally, in January 2017, Icahn Enterprises announced that the board of directors of its general partner approved a rights offering to raise proceeds of approximately $600 million. The rights offering commenced in February 2017. The purposes of the rights offering are to (i) to enhance Icahn Enterprises' depositary unit holder equity; (ii) to endeavor to improve Icahn Enterprises' credit ratings; and (iii) to raise equity capital to be used for general partnership purposes. The rights offering, which expired on February 22, 2017, was fully subscribed with total basic subscription rights and over-subscription rights being exercised resulting in a total of 11,171,104 depositary units to be issued on or about March 1, 2017 and for aggregate proceeds of $600 million.
Distributions on Depositary Units
On February 27, 2017, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about April 18, 2017 to depositary unitholders of record at the close of business on March 13, 2017. Depositary unitholders will have until April 5, 2017 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending April 12, 2017. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
During 2016, we declared four quarterly distributions aggregating $6.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash. Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units during 2016. Mr. Icahn and his affiliates owned approximately 89.8% of Icahn Enterprises' outstanding depositary units as of December 31, 2016. During 2016, aggregate cash distributions to all depositary unitholders was $101 million.
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
Consolidated Borrowings
Debt consists of the following:

	December 31,
	2016	2015
	(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,340	$1,338
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,705	1,706
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,271	1,270
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,174	1,172
Debt and credit facilities - Automotive	3,249	3,121
Debt facilities - Energy	1,118	619
Debt and credit facilities - Railcar	571	2,671
Credit facilities - Gaming	287	289
Credit facilities - Food Packaging	265	267
Capital leases and other	139	141
	$11,119	$12,594
See Note 10, “Debt,” to the consolidated financial statements for additional information concerning terms, restrictions and covenants of our debt. As of December 31, 2016, we are in compliance with all debt covenants. In addition, certain debt relating to ARL has been reclassified to liabilities held for sale in connection with the ARL Initial Sale as discussed elsewhere in this Report.

Consolidated Contractual Commitments and Contingencies
The following table reflects, at December 31, 2016, our contractual cash obligations, subject to certain conditions, due over the indicated periods:

	2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Debt obligations	$1,378	$1,110	$1,348	$2,047	$2,263	$2,976	$11,122
Capital lease obligations	10	7	6	4	3	35	65
Interest payments	556	532	464	434	309	551	2,846
Pension and other post-employment benefit plans	99	87	86	88	83	317	760
Operating lease obligations	245	225	183	155	130	356	1,294
Purchase obligations	216	131	127	109	97	640	1,320
Letters of credit	77	37	—	—	—	—	114
Total	$2,581	$2,129	$2,214	$2,837	$2,885	$4,875	$17,521

In connection with the ARL Initial Sale, which is expected to close in the second quarter of 2017, the table above excludes certain contractual obligations relating to ARL as of December 31, 2016, including debt obligations aggregating approximately $1.8 billion, plus related interest thereon of $298 million, and operating lease obligations aggregating $17 million. These obligations remain our obligations until such time the ARL Initial Sale closes.
As discussed above, on January 18, 2017, we issued the New Notes aggregating approximately $1.2 billion. The proceeds from the New Notes were used to repay our existing 3.50% senior unsecured notes due 2017, including accrued interest. Interest on the New Notes are payable on February 1 and August 1 of each year, commencing August 1, 2017. This transaction is not reflected in the table above.
Certain of Federal-Mogul's, CVR's and PSC Metals' facilities are environmentally impaired. As of December 31, 2016, Federal-Mogul, CVR and PSC Metals have recorded environmental liabilities of $16 million, $5 million and $28 million, respectively. Additionally, our Automotive segment has identified sites with contractual obligations and sites that are closed or expected to be closed and sold in connection with its restructuring activities and has accrued $21 million as of December 31, 2016, primarily related to removing hazardous materials in buildings. For further discussion regarding these commitments, among others, see Note 17, “Commitments and Contingencies,” to the consolidated financial statements.
As discussed in Note 5, “Investments and Related Matters,” to the consolidated financial statements, we have contractual liabilities of approximately $1.1 billion related to securities sold, not yet purchased as of December 31, 2016. This amount has not been included in the table above as maturity is not subject to a contract and cannot be properly estimated.
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

Consolidated Cash Flows
The following table summarizes cash flow information for the year ended December 31, 2016 and cash and cash equivalents as of December 31, 2016 for each of Icahn Enterprises' operating segments and the Holding Company:

	Year Ended December 31, 2016			December 31, 2016
	Net Cash (Used In) Provided By			Cash and Cash Equivalents
	Operating Activities	Investing Activities	Financing Activities
	(in millions)
Investment	$551	$—	$498	$13
Automotive	571	(351)	81	353
Energy	246	(202)	47	736
Railcar	399	(129)	(383)	179
Gaming	78	(56)	(41)	244
Metals	1	(2)	1	4
Mining	—	(22)	(6)	14
Food Packaging	28	(22)	(4)	39
Real Estate	33	2	(4)	24
Home Fashion	(4)	(8)	—	2
Holding Company	(248)	(1,064)	(102)	225
	$1,655	$(1,854)	$87	$1,833

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
Operating Activities
Net cash provided by operating activities for 2016 was approximately $1.7 billion. Our Investment segment had net cash provided by operating activities primarily relating to its investment transactions. Additionally, the majority of our remaining segments, particularly our Automotive, Railcar, Energy and Gaming segments, reported positive cash flow from operating activities, which were primarily driven by earnings before the effects of non-cash charges for impairment, depreciation and amortization. Our Holding Company had net cash used in operating activities of $248 million primarily due to payments of interest expense on its debt.
Investing Activities
Net cash used in investing activities for 2016 was primarily due to acquisitions of businesses, primarily our acquisition of Pep Boys, and consolidated capital expenditures incurred by our subsidiaries. Our Automotive and Energy segments had capital expenditures of $418 million and $133 million, respectively. Additionally, our Railcar segment had capital expenditures of $133 million, of which $110 million was for the manufacturing or purchase of railcars for its leasing operations.
Financing Activities
Net cash provided by financing activities for 2016 was primarily attributable to our Investment segment which received net contributions from affiliates of Mr. Icahn of $498 million. This was offset in part by certain debt activity across the majority of our subsidiaries as well as aggregate distributions to our general partner and LP unitholders and dividends and distributions paid to non-controlling interest holders in certain of our subsidiaries.
Consolidated Capital Expenditures
We estimate that our consolidated capital expenditures for our continuing operating businesses to be approximately $1.0 billion in 2017, as detailed for certain segments below.

Segment Liquidity and Capital Resources
Investment
As of December 31, 2016, the Investment Funds' net notional exposure was -128%. The Investment Funds' long exposure was 177% (170% long equity and 7% long credit) and the Investment Funds' short exposure was 305% (282% short equity, 23% short credit and other).  The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at December 31, 2016.
Of our long exposure of 177%, the fair value of our long positions (with certain adjustments) represented 171% of our long exposure. The notional value of our other long positions, which primarily included single name equity forward contracts and credit contracts, represented 6% of our long exposure.
Of our short exposure of 305%, the fair value of our short positions represented 21% of our short exposure. The notional value of our other short positions, which primarily included short credit default swap contracts and short broad market index swap derivative contracts, represented 284% of our short exposure.
With respect to both our long positions that are not notionalized (171% long exposure) and our short positions that are not notionalized (21% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our other short positions (284% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.
The Investment Funds historically have had access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.
Automotive
During the first quarter of 2016, Federal-Mogul increased its borrowing capacity under a certain U.S. revolving credit facility (the "Federal-Mogul Revolver Facility") by $50 million to $600 million. As of December 31, 2016 and 2015, the borrowing availability under the Federal-Mogul Revolving Facility was $213 million and $170 million, respectively. As of December 31, 2016 and 2015, the outstanding balance on the Federal-Mogul Revolving Facility was $345 million and $340 million, respectively. Federal-Mogul had $37 million and $40 million of letters of credit outstanding as December 31, 2016 and 2015, respectively, pertaining to Federal-Mogul's term loan credit facility. To the extent letters of credit associated with the Federal-Mogul Revolving Facility are issued, there will be a corresponding decrease in borrowings available under this facility. Availability under the Federal-Mogul Revolving Facility was limited by borrowing base conditions as of December 31, 2016. In addition, Federal-Mogul had additional availability under foreign lines of credit of $60 million and $59 million as of December 31, 2016 and 2015, respectively.
Federal-Mogul's subsidiaries in Brazil, Canada, France, Germany, Italy, Canada and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $487 million and $408 million as of December 31, 2016 and 2015, respectively. Of those gross amounts, $485 million and $401 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of December 31, 2016 and 2015, Federal-Mogul had withdrawn cash related to such transferred receivables of zero and $1 million, respectively. Proceeds from the transfers of accounts receivable qualifying as sales were approximately $1.6 billion, $1.6 billion and $1.7 billion for the years ended December 31, 2016, 2015 and 2014, respectively.
On August 16, 2016, IEP Auto Holdings LLC, a wholly owned subsidiary of ours and parent company of IEH Auto and Pep Boys, executed a new loan and security agreement (the “IEP Auto Credit Facility”) providing for borrowings of up to $675 million. A portion of the proceeds from the new IEP Auto Credit Facility was used to repay in full both the IEH Auto Revolving Credit Facility and Pep Boys Revolving Credit Facility (each as defined and discussed below). In addition, the IEP Auto Credit Facility replaced the both the IEH Auto Revolving Credit Facility and Pep Boys Revolving Credit Facility. See Note, 10, "Debt - Automotive," for further discussion regarding the new IEP Auto Credit Facility.

As of December 31, 2016, IEP Auto had an aggregate $232 million outstanding under the IEP Auto Credit Facility. As of December 31, 2016, there was $48 million in letters of credit outstanding with respect to the IEP Auto Credit Facility. To the extent letters of credit associated with the IEP Auto Credit Facility are issued, there will be a corresponding decrease in borrowings available under this facility. As of December 31, 2016, taking into account the borrowing base requirements (including reduction for amounts outstanding under the trade payable program), there was $132 million of availability under the IEP Auto Credit Facility.
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
Our Automotive segment estimates its 2017 capital expenditures to be approximately $510 million.
Energy
As of December 31, 2016, Coffeyville Resources, LLC had availability under the Amended and Restated ABL Credit Facility of $312 million and had letters of credit outstanding of $28 million. There were no borrowings outstanding under the ABL Credit Facility as of December 31, 2016. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of December 31, 2016.
On September 30, 2016, CVR Partners entered into a senior secured asset based revolving credit facility (the "CVR Partners Credit Facility") providing for availability of up to $50 million with an incremental facility, which permits an increase in borrowings of up to $25 million in the aggregate subject to additional lender commitments and certain other conditions. As of December 31, 2016, CVR Partners and its subsidiaries had availability under the CVR Partners Credit Facility of $49 million. There were no borrowings outstanding under the CVR Partners Credit Facility as of December 31, 2016.
On June 10, 2016, CVR Partners completed a private offering of $645 million aggregate principal amount of 9.250% senior secured notes due 2023. Additionally, during the second quarter of 2016, CVR Partners repurchased approximately $315 million of its 6.5% notes due 2021 pursuant to a certain tender offer and a change of control offer.
See Note 10, "Debt - Energy," to the consolidated financial statements for further discussion regarding our Energy segment's debt transactions.
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
For the year ended December 31, 2016, we received $142 million in dividends from CVR. Subsequent to December 31, 2016, CVR declared a quarterly dividend, which will result in an additional $36 million in dividends paid to us in the first quarter of 2017.
Our Energy segment estimates its 2017 capital expenditures to be approximately $183 million.
Railcar
In December 2015, ARI completed a financing of its railcar lease fleet with availability of up to $200 million under a credit agreement (the "ARI 2015 Credit Agreement"). The ARI 2015 Credit Agreement contains an incremental borrowing provision under which ARI, as debtor and subject to the conditions set forth in the ARI 2015 Credit Agreement, has the right but not the obligation to increase the amount of the facility in an aggregate amount of up to $100 million (the amounts extended under the 2015 Credit Agreement, inclusive of any amounts extended under the incremental facility, the Revolving Loans), to a maximum principal amount of $300 million. As of December 31, 2016, ARI had borrowing availability of $200 million under this credit facility.
On July 28, 2015, ARI's board of directors authorized the repurchase of up to $250 million of its outstanding common stock ("ARI Stock Repurchase Program"). The ARI Stock Repurchase Program will end upon the earlier of the date on which it is terminated by ARI's board of directors or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon ARI's evaluation of market conditions and other factors. The ARI Stock Repurchase Program may be suspended, modified or discontinued at any time and ARI has no obligation to repurchase any amount of its common stock under the ARI Stock Repurchase Program. Under the ARI Stock Repurchase Program, ARI repurchased shares of its common stock during the year ended December 31, 2016 at a cost of $29 million.
For each of the years ended December 31, 2016 and 2015, we received an aggregate of $19 million in regular quarterly dividends from ARI. Subsequent to December 31, 2016, ARI declared a quarterly dividend which will result in an additional $5 million in dividends paid to us in the first quarter of 2017.
Our Railcar segment estimates its 2017 capital expenditures to be approximately $160 million, of which $145 million is for its railcar lease fleet. These estimates exclude estimated capital expenditures for ARL due to the expected closure of the ARL Initial Sale in the second quarter of 2017.
Gaming
On July 31, 2015 Tropicana's board of directors authorized the repurchase of up to $50 million of its outstanding common stock with no set expiration date. In addition, on February 22, 2017, Tropicana's board of directors authorized the repurchase of an additional $50 million of its outstanding common stock, for the repurchase of an aggregate of up to $100 million of its outstanding common stock (collectively, the "Tropicana Stock Repurchase Program"). The Tropicana Stock Repurchase Program will end upon the earlier of the date on which the plan is terminated by Tropicana's board of directors or when all authorized repurchases are completed. The timing and amount of stock repurchases will be determined based upon Tropicana's evaluation of market conditions and other factors. The Tropicana Stock Repurchase Program may be suspended, modified or discontinued at any time and Tropicana has no obligation to repurchase any amount of its common stock under the Tropicana Stock Repurchase Program. Under the Tropicana Stock Repurchase Program, Tropicana repurchased shares of its common stock during the year ended December 31, 2016 at a cost of $43 million.
Our Gaming segment estimates its 2017 capital expenditures to be approximately $98 million. This estimate excludes estimated capital expenditures for TER due to its closure in the fourth quarter of 2016.

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
Valuation of Investments
The fair value of our investments, including securities sold, not yet purchased, is based on observable market prices when available. Securities owned by the Investment Funds that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. Securities and other instruments for which market quotes are not readily available are valued at fair value as determined in good faith by the applicable general partner. For some investments little market activity may exist; management's determination of fair value is then based on the best information available in the circumstances and may incorporate management's own assumptions and involves a significant degree of judgment.
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
The reporting unit fair values of our reporting segments are based upon consideration of various valuation methodologies, one of which is projecting future cash flows discounted at rates commensurate with the risks involved (“Discounted Cash Flow” or “DCF”). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. The inputs used to determine the fair values of our reporting units, including future cash flows, discount rates and growth rates and other assumptions involves a significant degree of judgment.
See Note 6, "Fair Value Measurements," and Note 8, "Goodwill and Intangible Assets, Net," to the consolidated financial statements for further discussion regarding the fair value measurements of our long-live assets as well as intangibles.
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
Pension Plans and Other Postretirement Benefit Plans
Federal-Mogul sponsors defined benefit pension plans and postretirement plans for certain employees and retirees around the world. Federal-Mogul's defined benefit plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including an expected long-term rate of return, discount rate, mortality rates of participants, and expectation of mortality improvement.
Differences in actual experience or changes in assumptions may materially affect the pension and postretirement plan obligations. Actual results that differ from assumptions are accumulated in unamortized net actuarial gains and losses which are subject to amortization and expensed over future periods. The unamortized pre-tax actuarial loss on Federal-Mogul's pension plans was $544 million and $532 million at December 31, 2016 and 2015, respectively. Federal-Mogul expects to recognize amortization expense of $17 million in 2017.
Assumptions used to calculate benefit obligations as of the end of a fiscal year directly affect the expense to be recognized in future periods. The primary assumptions affecting our accounting for employee benefits as of December 31, 2016 are as follows:

•
Long-term rate of return on plan assets: In December 2016, an investment policy study was completed for Federal-Mogul's U.S. pension plans. The study resulted in changes to the expected long-term rate of return on assets and is designed to approximate a long-term prospective rate. The long-term rate of return on assets decreased from 5.65% at December 31, 2015 to 5.55% at December 31, 2016. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans and the weighted average return on assets decreased from 3.22% at December 31, 2015 to 3.05% at December 31, 2016.

•
Discount rate: The discount rate assumption is established at the measurement date. In the U.S., Federal-Mogul uses a cash flow matching approach that uses projected cash flows matched to spot rates along a high quality corporate yield curve to determine the present value of cash flows to calculate a single equivalent discount rate. The benefit obligation for pension plans in Belgium, France, and Germany represents 91% of the non-U.S. pension benefit obligation at December 31, 2016. The discount rates for these plans are determined using a cash flow matching approach similar to the U.S. approach.

The weighted-average discount rate used to calculate net periodic pension cost is 4.15% for U.S. pension plans and a weighted average of 2.72% for non-U.S. plans and 4.18% for its OPEB. In calculating its benefit obligations, Federal-Mogul used a weighted-average discount rate of 3.90% for its U.S. pension plans, a weighted average discount rate of 2.03% for its non-U.S. pension plans and a discount rate of 3.98% for its OPEB.

•
Mortality Assumptions: Federal-Mogul has reviewed the mortality improvement tables published by the Society of Actuaries in the three months ended December 31, 2016 that lowered life expectancies for our U.S. Plans. This change in assumptions decreased the U.S. pension and postretirement plan obligation by $46 million.

The following table illustrates the sensitivity to a change in certain assumptions for the pension and postretirement plans. The changes in these assumptions have no impact on Federal-Mogul's funding requirements.

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	Change in 2017 expense	Change in PBO	Change in 2017 expense	Change in PBO	Change in 2017 expense	Change in PBO
	(in millions)
25 bp decrease in discount rate	$(1)	$29	$1	$20	—	$7
25 bp increase in discount rate	1	(28)	(1)	(19)	—	(6)
25 bp decrease in return on assets rate	2	n/a	n/a	n/a	n/a	n/a
25 bp increase in return on assets rate	(2)	n/a	n/a	n/a	n/a	n/a
The assumed health care trend rate has a significant impact on the amounts reported for the postretirement plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(in millions)
100 bp increase in health care trend rate	$1	$24
100 bp decrease in health care trend rate	(1)	(21)
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
See Part II, Item 8, Note 17, "Commitments and Contingencies," of this Report for further discussions regarding our environmental remediation matters.
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
Federal-Mogul and Viskase did not record taxes on its undistributed earnings of $778 million and $81 million, respectively, at December 31, 2016, since these earnings are considered to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul and Viskase may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. For each of the three years ended December 31, 2016, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries' ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.
See Note 14, "Income Taxes," to the consolidated financial statements for further discussion regarding our incomes taxes.
Derivative Instruments
Energy
Our Energy segment's petroleum business uses futures contracts, options, and forward contracts primarily to reduce exposure to changes in crude oil prices and finished goods product prices to provide economic hedges of inventory positions. Although management considers these derivatives economic hedges, these derivative instruments do not qualify as hedges for hedge accounting purposes under FASB ASC Topic 815, Derivatives and Hedging ("FASB ASC 815"), and accordingly are recorded at fair value in the consolidated balance sheets. Changes in the fair value of these derivative instruments are recorded in earnings as a component of other income, net in the period of change. The estimated fair values of forward and swap contracts are based on quoted market prices and assumptions for the estimated forward yield curves of related commodities in periods when quoted market prices are unavailable.
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

The effective portion of the gain or loss on the swaps is reported in accumulated other comprehensive loss in accordance with FASB ASC Topic 815.
Recently Issued Accounting Standards
Refer to Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements for a discussion of recent accounting pronouncements applicable to us.

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
Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this Report.

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
Market Risk
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of December 31, 2016, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $921 million, $114 million and $1.8 billion, respectively. However, as of December 31, 2016, we estimate that the impact to our share of the net gain from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 31% in these Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 69% of the change in fair value.
Foreign Exchange Rate Risk
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

Automotive
Our Automotive segment is exposed to certain global market risks, including foreign currency exchange risk, commodity price risk, and interest rate risk associated with its debt.
Foreign Currency Exchange Rate Risk
Federal-Mogul has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate. As of December 31, 2016, Federal-Mogul's most significant foreign currency exposures were Brazilian real, British pound, Chinese yuan renminbi, euro, Indian rupee, Mexican peso and Polish zloty. Historically, Federal-Mogul has reduced its exposure through financial instruments (hedges) that provide offsets or limits to its exposures, which are opposite to the underlying transactions. Federal-Mogul did not hold any foreign currency price hedge contracts at December 31, 2016.
Federal-Mogul is exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect Federal-Mogul's financial condition.
Federal-Mogul recorded translation losses in accumulated other comprehensive income of $95 million and $237 million for the year ended December 31, 2016 and 2015, respectively, and recorded translation gains (losses) in earnings of $2 million and $(3) million for the year ended December 31, 2016 and 2015, respectively.
Commodity Price Risk
Commodity rate price forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The net fair value of Federal-Mogul's contracts was a net asset of $4 million and a liability of approximately $3 million at December 31, 2016 and 2015, respectively. At December 31, 2016, Federal-Mogul performed a sensitivity analysis to assess the effects of a 10% adverse change in commodity prices. Based upon the analysis performed, such changes would not be expected to materially affect our Automotive segment's consolidated financial position, results of operations or cash flows.
Interest Rate Risk
Federal-Mogul's exposure to market risk associated with changes in interest rates relate primarily to its debt obligations. At December 31, 2016 and 2015, Federal-Mogul had approximately $3.0 billion and $3.1 billion, respectively, of debt which primarily bear variable interest rates. At December 31, 2016 and 2015, Federal-Mogul did not have any interest rate swap positions to manage interest rate exposures. Federal-Mogul's term loans, which represent approximately $2.5 billion of its debt at December 31, 2016, are not sensitive to changes in market interest rate because the market rate is below the interest rate floor within its credit agreement. Therefore, an adverse market change in interest rates of 10% would have no effect on cash flows. Federal-Mogul's revolving lines of credit also have variable market interest rates and the effect on cash flow from a 10% adverse change in market rates would be de minimis. Federal-Mogul's remaining debt consists of foreign debt with primarily variable interest rates; an adverse market change in interest rates of 10% with respect to these foreign debt would not materially affect our Automotive segment's consolidated financial position, results of operations or cash flows.
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
From time to time, the petroleum business also holds various NYMEX positions through a third-party clearing house. At December 31, 2016, CVR Refining had no open commodity positions. At December 31, 2016, CVR Refining's account balance maintained at the third-party clearing house totaled approximately $2 million, which is reflected on the consolidated balance sheets in cash and cash equivalents. NYMEX transactions conducted for the year ended December 31, 2016 resulted in loss on derivatives, net of approximately $1 million.
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheets with changes in fair value currently recognized in the consolidated statements of operations. As of December 31, 2016, CVR Refining had open commodity hedging instruments consisting of 4.0 million barrels of crack spreads primarily to fix the margin on a portion of its future distillate production. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of $4 million. The fair value of the outstanding contracts as of December 31, 2016 was a net unrealized loss of approximately $11 million.

Compliance Program Price Risk
As a producer of transportation fuels from petroleum, CVR Refining is required to blend biofuels into the product it produces or to purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA. CVR Refining is exposed to market risk related to volatility in the price of RINs needed to comply with the RFS. To mitigate the impact of this risk on our Energy segment's results of operations and cash flows, CVR Refining purchased RINs when prices are deemed favorable. See Note 17, "Commitments and Contingencies" to the consolidated financial statements and Item 7, "Results of Operations - Energy," of this Report for further discussion about compliance with the RFS.
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
Our Railcar segment's financial results could be affected by changes in interest rates due to the impact those changes have on its variable rate debt obligation as of December 31, 2016. A one percentage point increase in the rate would have had an $11 million impact on our Railcar segment's interest expense.
Gaming
Interest Rate Risk
Tropicana's primary exposure to market risk is interest rate risk associated with its term loan facility that bears interest based on floating rates. Based on Tropicana's borrowings as of December 31, 2016, assuming a 1% increase over the 4.0% floor specified in its term loan facility, Tropicana's annual interest cost would change by approximately $3 million.
Mining
Commodity Price Risk
Ferrous Resources’ revenues are based on the sale of iron ore fines. Our Mining segment's financial results can vary significantly as a result of fluctuations in the market prices of iron ore. International prices for this commodity have fluctuated historically and are affected by numerous factors beyond Ferrous Resources' control. The price index that is utilized in our Mining segment's iron ore sales contracts is the Platts 62 percent Fe fines spot rate pricing, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply. Our Mining segment estimates that a hypothetical 10% adverse movement in the international price of iron ore for the year ended December 31, 2016 would have decreased net income attributable to Icahn Enterprises for our Mining segment by $5 million.
Foreign Currency Risk
Ferrous Resources' principal objective is to produce iron ore which is typically priced in U.S. dollars. The majority of its funding and cash balances are also denominated in U.S. dollars. A proportion of Ferrous Resources' costs are incurred in Brazilian reals while significant capital expenditures are expected to be incurred in U.S. dollars. Accordingly, our Mining segment's financial results may be impacted by exchange rate fluctuations between the U.S. dollar and the Brazilian real. Our Mining segment estimates that a hypothetical 10% adverse movement of the Brazilian real against the U.S. dollar during the year ended December 31, 2016 would have decreased net income attributable to Icahn Enterprises for our Mining segment by $4 million.
Holding Company
Interest Rate Risk
The fair values of our long-term debt and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Historically, the

Holding Company does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Holding Company has predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At December 31, 2016, all of the Holding Company's debt had fixed rates and therefore would not be subject to fluctuations in interest rates.
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
Based on sensitivity analysis for our equity price risks as of December 31, 2016, the effect of a hypothetical 10% adverse change in market prices would result in loss of approximately $32 million. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of equity markets.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Icahn Enterprises L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion.
/s/GRANT THORNTON LLP

New York, New York
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises Holdings L.P.

We have audited the accompanying consolidated balance sheets of Icahn Enterprises Holdings L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Icahn Enterprises Holdings L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/GRANT THORNTON LLP
New York, New York
March 1, 2017

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$1,833	$2,078
Cash held at consolidated affiliated partnerships and restricted cash	804	1,282
Investments	9,881	15,351
Accounts receivable, net	1,609	1,685
Inventories, net	2,983	2,259
Property, plant and equipment, net	10,122	9,535
Goodwill	1,136	1,504
Intangible assets, net	1,080	1,108
Assets held for sale	1,366	154
Other assets	2,521	1,451
Total Assets	$33,335	$36,407
LIABILITIES AND EQUITY
Accounts payable	$1,765	$1,416
Accrued expenses and other liabilities	2,998	1,823
Deferred tax liability	1,613	1,201
Securities sold, not yet purchased, at fair value	1,139	794
Due to brokers	3,725	7,317
Post-employment benefit liability	1,180	1,224
Liabilities held for sale	1,779	5
Debt	11,119	12,594
Total liabilities	25,318	26,374

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 144,741,149 and 131,481,059 units issued and outstanding at December 31, 2016 and 2015, respectively	2,448	4,244
General partner	(294)	(257)
Equity attributable to Icahn Enterprises	2,154	3,987
Equity attributable to non-controlling interests	5,863	6,046
Total equity	8,017	10,033
Total Liabilities and Equity	$33,335	$36,407

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Net sales	$15,511	$14,604	$18,072
Other revenues from operations	1,958	1,386	1,250
Net loss from investment activities	(1,373)	(987)	(564)
Interest and dividend income	131	194	217
Other income, net	121	75	182
	16,348	15,272	19,157
Expenses:
Cost of goods sold	13,412	12,741	16,485
Other expenses from operations	1,159	643	613
Selling, general and administrative	2,342	1,908	1,625
Restructuring	32	97	84
Impairment	709	788	135
Interest expense	878	1,154	847
	18,532	17,331	19,789
Loss before income tax (expense) benefit	(2,184)	(2,059)	(632)
Income tax (expense) benefit	(36)	(68)	103
Net loss	(2,220)	(2,127)	(529)
Less: net loss attributable to non-controlling interests	1,092	933	156
Net loss attributable to Icahn Enterprises	$(1,128)	$(1,194)	$(373)

Net loss attributable to Icahn Enterprises allocable to:
Limited partners	$(1,106)	$(1,170)	$(366)
General partner	(22)	(24)	(7)
	$(1,128)	$(1,194)	$(373)

Basic and diluted loss per LP unit	$(8.07)	$(9.29)	$(3.08)
Basic and diluted weighted average LP units outstanding	137	126	119
Cash distributions declared per LP unit	$6.00	$6.00	$6.00

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2016	2015	2014

Net loss	$(2,220)	$(2,127)	$(529)
Other comprehensive loss, net of tax:
Post-employment benefits	18	60	(228)
Hedge instruments	3	1	—
Translation adjustments and other	(148)	(225)	(260)
Other comprehensive loss, net of tax	(127)	(164)	(488)
Comprehensive loss	(2,347)	(2,291)	(1,017)
Less: Comprehensive loss attributable to non-controlling interests	1,112	973	278
Comprehensive loss attributable to Icahn Enterprises	$(1,235)	$(1,318)	$(739)

Comprehensive loss attributable to Icahn Enterprises allocable to:
Limited partners	$(1,210)	$(1,292)	$(724)
General partner	(25)	(26)	(15)
	$(1,235)	$(1,318)	$(739)

Accumulated other comprehensive loss was $1,584 million and $1,457 million at December 31, 2016 and 2015, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$(216)	$6,308	$6,092	$7,217	$13,309
Net loss	(7)	(366)	(373)	(156)	(529)
Other comprehensive loss	(8)	(358)	(366)	(122)	(488)
Partnership distributions	(2)	(123)	(125)	—	(125)
Investment segment contributions	—	—	—	500	500
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(642)	(642)
Proceeds from subsidiary equity offerings	—	10	10	150	160
Changes in subsidiary equity and other	4	201	205	—	205
Balance, December 31, 2014	(229)	5,672	5,443	6,947	12,390
Net loss	(24)	(1,170)	(1,194)	(933)	(2,127)
Other comprehensive	(2)	(122)	(124)	(40)	(164)
Partnership distributions	(2)	(114)	(116)	—	(116)
Investment segment contributions	—	—	—	276	276
Investment segment distributions	—	—	—	(36)	(36)
Acquisitions	—	—	—	90	90
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(252)	(252)
Proceeds from subsidiary equity offerings	—	—	—	31	31
Changes in subsidiary equity and other	—	(22)	(22)	(37)	(59)
Balance, December 31, 2015	(257)	4,244	3,987	6,046	10,033
Net loss	(22)	(1,106)	(1,128)	(1,092)	(2,220)
Other comprehensive loss	(3)	(104)	(107)	(20)	(127)
Partnership distributions	(2)	(101)	(103)	—	(103)
Partnership contribution	1	—	1	—	1
Investment segment contributions	—	—	—	505	505
Investment segment distributions	—	—	—	(7)	(7)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(86)	(86)
Acquisitions	(11)	(518)	(529)	589	60
LP unit issuance	—	35	35	—	35
Changes in subsidiary equity and other	—	(2)	(2)	(72)	(74)
Balance, December 31, 2016	$(294)	$2,448	$2,154	$5,863	$8,017

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(2,220)	$(2,127)	$(529)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (gain) loss from securities transactions	(266)	1,737	(614)
Purchases of securities	(2,059)	(6,552)	(6,523)
Proceeds from sales of securities	7,630	4,281	5,079
Purchases to cover securities sold, not yet purchased	(361)	(577)	(980)
Proceeds from securities sold, not yet purchased	616	952	342
Changes in receivables and payables relating to securities transactions	(4,828)	2,085	2,888
Depreciation and amortization	1,034	863	809
Impairment	709	788	135
Loss on extinguishment of debt	5	2	162
Equity earnings from non-consolidated affiliates	(64)	(62)	(50)
Deferred taxes	(99)	(30)	(191)
Other, net	58	4	48
Changes in operating assets and liabilities:
Changes in cash held at consolidated affiliated partnerships and restricted cash	447	168	(1,045)
Accounts receivable, net	72	43	103
Inventories, net	(38)	(74)	82
Other assets	261	(200)	(136)
Accounts payable	18	(32)	(21)
Accrued expenses and other liabilities	740	(521)	51
Net cash provided by (used in) operating activities	1,655	748	(390)
Cash flows from investing activities:
Capital expenditures	(826)	(1,359)	(1,411)
Acquisition of businesses, net of cash acquired	(1,052)	(855)	(558)
Purchases of investments	(100)	(345)	(78)
Proceeds from sale of investments	67	68	—
Other, net	57	106	90
Net cash used in investing activities	(1,854)	(2,385)	(1,957)
Cash flows from financing activities:
Investment segment contributions	505	276	500
Investment segment distributions	(7)	(36)	—
Partnership contributions	1	—	—
Partnership distributions	(103)	(116)	(125)
Proceeds from subsidiary equity offerings	—	31	188
Dividends and distributions to non-controlling interests in subsidiaries	(86)	(252)	(642)
Proceeds from issuance of senior unsecured notes	—	—	4,991

Repayments of senior unsecured notes	—	—	(3,625)
Proceeds from other borrowings	2,199	1,972	4,794
Repayments of other borrowings	(2,352)	(972)	(4,031)
Subsidiary repurchase of treasury stock	(72)	(57)	—
Other, net	2	(20)	(42)
Net cash provided by financing activities	87	826	2,008
Effect of exchange rate changes on cash and cash equivalents	(31)	(7)	(10)
Net change in cash of assets held for sale	(102)	(12)	—
Net decrease in cash and cash equivalents	(245)	(830)	(349)
Cash and cash equivalents, beginning of period	2,078	2,908	3,257
Cash and cash equivalents, end of period	$1,833	$2,078	$2,908
Supplemental information:
Cash payments for interest, net of amounts capitalized	$662	$602	$607
Net cash payments (refunds) for income taxes	$87	$(1)	$115
Capital expenditures included in accounts payable, accrued expenses and other liabilities	$89	$88	$93
Investment in Pep Boys prior to acquiring a controlling interest	$160	$—	$—
Investment in TER prior to acquiring a controlling interest	$126	$—	$—
LP unit issuance for remaining 25% interest in ARL	$35	$—	$—
Subsidiary common unit issuance for acquisition of CVR Nitrogen	$336	$—	$—
Investment in Ferrous Resources prior to acquiring a controlling interest	$—	$36	$—

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$1,833	$2,078
Cash held at consolidated affiliated partnerships and restricted cash	804	1,282
Investments	9,881	15,351
Accounts receivable, net	1,609	1,685
Inventories, net	2,983	2,259
Property, plant and equipment, net	10,122	9,535
Goodwill	1,136	1,504
Intangible assets, net	1,080	1,108
Assets held for sale	1,366	154
Other assets	2,546	1,475
Total Assets	$33,360	$36,431
LIABILITIES AND EQUITY
Accounts payable	$1,765	$1,416
Accrued expenses and other liabilities	2,998	1,823
Deferred tax liability	1,613	1,201
Securities sold, not yet purchased, at fair value	1,139	794
Due to brokers	3,725	7,317
Post-employment benefit liability	1,180	1,224
Liabilities held for sale	1,779	5
Debt	11,119	12,594
Total liabilities	25,318	26,374

Commitments and contingencies (Note 17)

Equity:
Limited partner	2,498	4,310
General partner	(319)	(299)
Equity attributable to Icahn Enterprises Holdings	2,179	4,011
Equity attributable to non-controlling interests	5,863	6,046
Total equity	8,042	10,057
Total Liabilities and Equity	$33,360	$36,431

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Net sales	$15,511	$14,604	$18,072
Other revenues from operations	1,958	1,386	1,250
Net loss from investment activities	(1,373)	(987)	(564)
Interest and dividend income	131	194	217
Other income, net	121	75	182
	16,348	15,272	19,157
Expenses:
Cost of goods sold	13,412	12,741	16,485
Other expenses from operations	1,159	643	613
Selling, general and administrative	2,342	1,908	1,625
Restructuring	32	97	84
Impairment	709	788	135
Interest expense	877	1,153	846
	18,531	17,330	19,788
Loss before income tax (expense) benefit	(2,183)	(2,058)	(631)
Income tax (expense) benefit	(36)	(68)	103
Net loss	(2,219)	(2,126)	(528)
Less: net loss attributable to non-controlling interests	1,092	933	156
Net loss attributable to Icahn Enterprises Holdings	$(1,127)	$(1,193)	$(372)

Net loss attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(1,116)	$(1,181)	$(368)
General partner	(11)	(12)	(4)
	$(1,127)	$(1,193)	$(372)

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2016	2015	2014

Net loss	$(2,219)	$(2,126)	$(528)
Other comprehensive loss, net of tax:
Post-employment benefits	18	60	(228)
Hedge instruments	3	1	—
Translation adjustments and other	(148)	(225)	(260)
Other comprehensive loss, net of tax	(127)	(164)	(488)
Comprehensive loss	(2,346)	(2,290)	(1,016)
Less: Comprehensive loss attributable to non-controlling interests	1,112	973	278
Comprehensive loss attributable to Icahn Enterprises Holdings	$(1,234)	$(1,317)	$(738)

Comprehensive loss attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(1,222)	$(1,304)	$(731)
General partner	(12)	(13)	(7)
	$(1,234)	$(1,317)	$(738)

Accumulated other comprehensive loss was $1,584 million and $1,457 million at December 31, 2016 and 2015, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$(279)	$6,393	$6,114	$7,217	$13,331
Net loss	(4)	(368)	(372)	(156)	(528)
Other comprehensive loss	(3)	(363)	(366)	(122)	(488)
Partnership distributions	(1)	(124)	(125)	—	(125)
Investment segment contributions	—	—	—	500	500
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(642)	(642)
Proceeds from subsidiary equity offerings	—	10	10	150	160
Changes in subsidiary equity and other	2	203	205	—	205
Balance, December 31, 2014	(285)	5,751	5,466	6,947	12,413
Net loss	(12)	(1,181)	(1,193)	(933)	(2,126)
Other comprehensive loss	(1)	(123)	(124)	(40)	(164)
Partnership distributions	(1)	(115)	(116)	—	(116)
Investment segment contributions	—	—	—	276	276
Investment segment distributions	—	—	—	(36)	(36)
Acquisitions	—	—	—	90	90
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(252)	(252)
Proceeds from subsidiary equity offerings	—	—	—	31	31
Changes in subsidiary equity and other	—	(22)	(22)	(37)	(59)
Balance, December 31, 2015	(299)	4,310	4,011	6,046	10,057
Net loss	(11)	(1,116)	(1,127)	(1,092)	(2,219)
Other comprehensive loss	(1)	(106)	(107)	(20)	(127)
Partnership distributions	(1)	(102)	(103)	—	(103)
Partnership contribution	1	—	1	—	1
Investment segment contributions	—	—	—	505	505
Investment segment distributions	—	—	—	(7)	(7)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(86)	(86)
Acquisitions	(6)	(523)	(529)	589	60
LP unit issuance	—	35	35	—	35
Changes in subsidiary equity and other	—	(2)	(2)	(72)	(74)
Balance, December 31, 2016	$(317)	$2,496	$2,179	$5,863	$8,042

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(2,219)	$(2,126)	$(528)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net (gain) loss from securities transactions	(266)	1,737	(614)
Purchases of securities	(2,059)	(6,552)	(6,523)
Proceeds from sales of securities	7,630	4,281	5,079
Purchases to cover securities sold, not yet purchased	(361)	(577)	(980)
Proceeds from securities sold, not yet purchased	616	952	342
Changes in receivables and payables relating to securities transactions	(4,828)	2,085	2,888
Depreciation and amortization	1,033	862	808
Impairment	709	788	135
Loss on extinguishment of debt	5	2	162
Equity earnings from non-consolidated affiliates	(64)	(62)	(50)
Deferred taxes	(99)	(30)	(191)
Other, net	58	4	48
Changes in operating assets and liabilities:
Changes in cash held at consolidated affiliated partnerships and restricted cash	447	168	(1,045)
Accounts receivable, net	72	43	103
Inventories, net	(38)	(74)	82
Other assets	261	(200)	(136)
Accounts payable	18	(32)	(21)
Accrued expenses and other liabilities	740	(521)	51
Net cash provided by (used in) operating activities	1,655	748	(390)
Cash flows from investing activities:
Capital expenditures	(826)	(1,359)	(1,411)
Acquisition of businesses, net of cash acquired	(1,052)	(855)	(558)
Purchases of investments	(100)	(345)	(78)
Proceeds from sale of investments	67	68	—
Other, net	57	106	90
Net cash used in investing activities	(1,854)	(2,385)	(1,957)
Cash flows from financing activities:
Investment segment contributions	505	276	500
Investment segment distributions	(7)	(36)	—
Partnership contributions	1	—	—
Partnership distributions	(103)	(116)	(125)
Proceeds from subsidiary equity offerings	—	31	188
Dividends and distributions to non-controlling interests in subsidiaries	(86)	(252)	(642)
Proceeds from issuance of senior unsecured notes	—	—	4,991

Repayments of senior unsecured notes	—	—	(3,625)
Proceeds from other borrowings	2,199	1,972	4,794
Repayments of other borrowings	(2,352)	(972)	(4,031)
Subsidiary repurchase of treasury stock	(72)	(57)	—
Other, net	2	(20)	(42)
Net cash provided by financing activities	87	826	2,008
Effect of exchange rate changes on cash and cash equivalents	(31)	(7)	(10)
Net change in cash of assets held for sale	(102)	(12)	—
Net decrease in cash and cash equivalents	(245)	(830)	(349)
Cash and cash equivalents, beginning of period	2,078	2,908	3,257
Cash and cash equivalents, end of period	$1,833	$2,078	$2,908
Supplemental information:
Cash payments for interest, net of amounts capitalized	$662	$602	$607
Net cash payments (refunds) for income taxes	$87	$(1)	$115
Capital expenditures included in accounts payable, accrued expenses and other liabilities	$89	$88	$93
Investment in Pep Boys prior to acquiring a controlling interest	$160	$—	$—
Investment in TER prior to acquiring a controlling interest	$126	$—	$—
LP unit issuance for remaining 25% interest in ARL	$35	$—	$—
Subsidiary common unit issuance for acquisition of CVR Nitrogen	$336	$—	$—
Investment in Ferrous Resources prior to acquiring a controlling interest	$—	$36	$—

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2016. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," and the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 89.8% of Icahn Enterprises' outstanding depositary units as of December 31, 2016.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Railcar, Gaming, Metals, Mining, Food Packaging, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with the Holding Company. Further information regarding our continuing reportable segments is contained in Note 3, “Operating Units,” and Note 13, “Segment and Geographic Reporting.”
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
Acquisitions of Businesses
Automotive
Pep Boys Acquisition
On February 3, 2016, pursuant to a tender offer, we acquired a majority of the outstanding shares of Pep Boys - Manny, Moe and Jack ("Pep Boys") and on February 3, 2016, we completed the acquisition of the remaining outstanding shares of Pep Boys. The primary reasons for the acquisition of Pep Boys were to add new product lines to our Automotive segment, to provide operating synergies, to strengthen distribution channels and to enhance our Automotive segment's ability to better service its customers.
The total value for the acquisition of Pep Boys was approximately $1.2 billion, including the fair value of our equity interest in Pep Boys just prior to our acquisition of a controlling interest. Prior to obtaining a controlling interest, we remeasured our equity interest in Pep Boys to its acquisition-date fair value of $121 million. The difference between the carrying value and the acquisition-date fair value of our equity interest in Pep Boys was immaterial. We used a market approach to remeasure our equity interest based on the tender offer price for Pep Boys.
A preliminary valuation of the net assets of the Pep Boys acquisition resulted in $993 million allocated to tangible net assets, which consisted of $998 million allocated to property, plant and equipment, $659 million allocated to inventory and $664 million to other tangible net liabilities, and $210 million allocated to goodwill and other intangible net assets as of the acquisition date. Our allocation to other intangible net assets includes $59 million allocated to unfavorable leases liability which is included in accrued expenses and other liabilities on the consolidated balance sheets. We are in the process of valuing the Pep Boys acquisition and have recorded provisional amounts based on preliminary estimates of fair value of net assets acquired, including goodwill. The provisional measurements of net assets are subject to change as we finalize the purchase price allocation.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated results for the year ended December 31, 2016 include total revenues of approximately $1.7 billion, net of intercompany eliminations, and net loss attributable to Icahn Enterprises and Icahn Enterprises Holdings of $8 million, net of intercompany eliminations, that are directly attributable to our acquisition of Pep Boys.
After giving effect to the acquisition of Pep Boys as if it had occurred on January 1, 2015, Icahn Enterprises' pro forma revenue for the years ended December 31, 2016 and 2015 was approximately $16.5 billion and $17.4 billion, respectively, pro forma net loss was approximately $2.3 billion and $2.1 billion, respectively, and pro forma net loss attributable to Icahn Enterprises was approximately $1.2 billion and $1.2 billion, respectively. Additionally, pro forma basic and diluted loss per LP unit was $8.36 and $9.44 for the years ended December 31, 2016 and 2015, respectively.
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
Energy
CVR Nitrogen, LP Acquisition
On April 1, 2016, CVR Partners, LP ("CVR Partners") completed its acquisition of CVR Nitrogen, LP ("CVR Nitrogen") (formerly known as East Dubuque Nitrogen Partners, L.P. and also formerly known as Rentech Nitrogen Partners L.P.) and CVR Nitrogen GP, LLC (formerly known as East Dubuque Nitrogen GP, LLC and also formerly known as Rentech Nitrogen GP, LLC). In connection with this acquisition, CVR Partners issued approximately 40.2 million common units to CVR Nitrogen common unitholders with a fair market value of $336 million and paid $99 million in cash consideration and assumed $368 million fair value of debt. The total fair value of the purchase price consideration to be allocated was $440 million and the estimated fair value of net assets acquired at the acquisition date was $440 million. There were no identifiable intangible assets related to this acquisition.
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
CVR Nitrogen, located in East Dubuque, Illinois, owns and operates a nitrogen fertilizer facility, producing primarily ammonia and UAN using natural gas as its facility's primary feedstock. The primary reasons for the merger were to expand CVR Partners' geographical footprint, diversify its raw material feedstocks, widen its customer reach and increase its potential cash-flow generation.
Gaming
TER Acquisition
On September 9, 2014, Trump Entertainment Resorts, Inc. (“TER”) and its subsidiaries filed voluntary Chapter 11 petitions in the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware. On February 26, 2016 (the "Effective Date"), TER emerged from bankruptcy. Icahn Enterprises was the sole holder of TER's senior secured debt. On the Effective Date, among other things, the existing pre-petition senior secured debt with a face amount of $286 million held by Icahn Enterprises was extinguished and converted into 100.0% of TER’s New Common Stock (as defined in the bankruptcy plan). As a result, we became the 100.0% owner of TER after reorganization and accordingly, obtained control and began consolidating the results of TER on February 26, 2016. TER owns the Trump Taj Mahal Casino Resort (the "Trump Taj Mahal"). The Trump Taj Mahal closed and ceased its casino and hotel operations on October 10, 2016.
Prior to obtaining a controlling interest in TER upon its emergence from bankruptcy, we remeasured our interest in TER to its acquisition-date fair value of $126 million, resulting in a $16 million gain on investment activities. We used a market approach to remeasure our equity interest based on the trading price of TER's debt immediately prior to TER's emergence from bankruptcy on February 26, 2016.
A valuation of the net assets of TER resulted in $109 million allocated to tangible net assets and $17 million to goodwill and intangible assets. As a result of the Trump Taj Mahal's closing, we recorded an aggregate impairment charge of $106 million

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the year ended December 31, 2016 related to property, plant and equipment, goodwill and intangible assets for our Gaming segment. See Note 6, "Fair Value Measurements," and Note 8, "Goodwill and Intangible Assets, Net," for further discussion regarding these impairment charges.
Disposition of Business
Agreement to Sell ARL
On December 19, 2016, we entered into a definitive agreement to sell American Railcar Leasing, LLC ("ARL") to SMBC Rail Services LLC ("SMBC Rail") for cash based on (i) a value of approximately $2.8 billion (subject to certain adjustments) and (ii) a fleet of approximately 29,000 railcars (the "ARL Initial Sale"). The ARL Initial sale is expected to close in the second quarter of 2017. For a period of three years thereafter, upon satisfaction of certain conditions, we will have an option to sell, and SMBC Rail will have an option to buy, approximately 4,800 additional railcars for an additional purchase price estimated to be approximately $586 million.
In accordance with U.S. GAAP, the assets and liabilities to be disposed of in the ARL Initial Sale meet the criteria to be classified as held for sale in our consolidated balance sheet as of December 31, 2016. Among other factors, we determined these criteria to be met upon execution of our definitive agreement to sell ARL to SMBC Rail on December 19, 2016. Upon meeting the criteria to be classified as held for sale, we considered whether the carrying amounts of the assets and liabilities were impaired and determined that no adjustments were necessary as the fair value of the assets and liabilities of the ARL Initial Sale exceeded their carrying amounts.
In addition, we determined that the ARL Initial Sale, does not constitute a strategic shift that will have a major effect on our operations and consolidated financial results and thus, in accordance with U.S. GAAP, does not qualify for presentation and disclosure as discontinued operations. In arriving at our conclusion, we considered that following the closing of the ARL Initial Sale (i) we will continue to operate in the railcar business and report a Railcar segment, comprising railcar leasing, railcar manufacturing, and railcar services operations; (ii) our other businesses' operations and financial results are not expected to be materially, adversely affected and; (iii) our overall business strategy will not be affected, including our liquidity and compliance with financial covenants that include debt covenants.
The assets and liabilities classified as held for sale on the consolidated balance sheet as of December 31, 2016 primarily consist of the assets and liabilities to be disposed of in the ARL Initial Sale. The table below includes the assets and liabilities classified as held for sale as of December 31, 2016 relating to the ARL Initial Sale and which are included within our Railcar segment.

December 31,
2016
(in millions)
Cash and cash equivalents	$113
Property, plant and equipment, net (Note 9)	1,197
Other assets	41
$1,351

Accounts payable, accrued expenses and other liabilities	$27
Debt (Note 10)	1,746
$1,773
Filing Status of Subsidiaries
Federal-Mogul Holdings LLC (formerly known as Federal-Mogul Holdings Corporation and both referred to as "Federal-Mogul"), CVR Energy, Inc. ("CVR"), American Railcar Industries, Inc. (“ARI”) and Tropicana Entertainment Inc. (“Tropicana”) each file annual, quarterly and current reports and proxy and information statements with the Securities and Exchange Commission ("SEC"). Each of these reports is publicly available at www.sec.gov.

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
Principles of Consolidation
As of December 31, 2016, our consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to those entities in which we have a controlling interest as a general partner interest. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, we consolidate these entities in which we own a majority of the voting interests; and (2) for limited partnership entities, we consolidate these entities if we are the general partner of such entities and for which no substantive kick-out rights (the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners are collectively referred to as “kick-out” rights) or participating rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.
Except for our Investment segment, for those investments in which we own 50% or less but greater than 20%, we account for such investments using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method.
Variable Interest Entities
As further discussed below, the Financial Statement Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2015-02 became effective during the first quarter of 2016. ASU No. 2015-02 amended the consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Specifically, under the revised consolidation analysis, limited partnerships and other similar entities are considered VIEs unless the limited partners hold substantive kick-out rights or participating rights. Although ASU No. 2015-02 changed the status of certain of our limited partnership entities as VIEs (as discussed below), we continue to consolidate these entities because we are the primary beneficiaries of such entities. In addition, as further discussed below, we adopted ASU No. 2016-17, during the fourth quarter of 2016. The adoption of this new guidance, which amends the U.S. consolidation GAAP guidance requiring that all indirect interests be considered on a proportional basis regardless of whether the entity is under common control or not in an entity's evaluation as to whether an entity has the power and benefits over a VIE, did not change any of our primary beneficiary conclusions.
Investment
Our Investment segment is comprised of various private investment funds, including Icahn Partners L.P. and Icahn Partners Master Fund LP (together, the "Investment Funds"), through which we invest our proprietary capital. See Note 3, "Operating Units - Investment," for further discussion regarding our Investment segment's business.
We determined that each of the Investment Funds are considered VIEs because these limited partnerships lack both substantive kick-out and participating rights. Because we are the general partner in each of the Investment Funds and have significant limited partner interests in each of the Investment Funds, coupled with our significant exposure to losses and benefits in each of the Investment Funds, we are the primary beneficiary of each of the Investment Funds and therefore continue to consolidate each of the Investment Funds. Substantially all of the assets and liabilities of our Investment segment pertain to the Investment Funds. See Note 13, "Segment and Geographic Reporting," for details of our condensed balance sheets for our Investment segment.
Energy
We conduct our Energy segment through our majority ownership in CVR Energy Inc. ("CVR"). CVR owns petroleum refining and nitrogen fertilizer manufacturing businesses held through CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively, and each are considered VIEs. See Note 3, "Operating Units - Energy," for further discussion regarding our Energy segment's business.
Our Energy segment determined that CVR Refining and CVR Partners are each considered VIEs because each of these limited partnerships lack both substantive kick-out and participating rights. In addition, our Energy segment also concluded that based upon its general partner's roles and rights in CVR Refining and CVR Partners as afforded by their respective partnership agreements, coupled with its exposure to losses and benefits in each of CVR Refining and CVR Partners through

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

its significant limited partner interests, intercompany credit facilities and services agreements, CVR determined that it is the primary beneficiary of both CVR Refining and CVR Partners. Based upon this evaluation, CVR continues to consolidate both CVR Refining and CVR Partners. The assets and liabilities of our Energy segment that are directly related to CVR Refining and CVR Partners included in our consolidated balance sheets are as follows:

	December 31,
	2016	2015
	(in millions)
Cash and cash equivalents	$370	$237
Property, plant and equipment, net	3,331	2,674
Inventories	349	290
Goodwill	—	574
Intangible assets, net	318	337
Other assets	85	115
Accounts payable, accrued expenses and other liabilities	534	333
Debt	1,165	667
Icahn Enterprises Holdings
As discussed above, Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. We determined that Icahn Enterprises Holdings is a VIE because it lacks both substantive kick-out and participating rights. Icahn Enterprises is the primary beneficiary of Icahn Enterprises Holdings principally based on its 99% limited partner interest in Icahn Enterprises Holdings and therefore continues to consolidate Icahn Enterprises Holdings. The consolidated financial statements of Icahn Enterprises Holdings are included in this Report.
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
Our restricted cash balance was $686 million and $966 million as of December 31, 2016 and 2015, respectively.
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
Foreign Currency Transactions.   The books and records of the Investment Funds are maintained in U.S. dollars. Assets and liabilities denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Transactions during the period denominated in currencies other than U.S. dollars are translated at the rate of exchange applicable on the date of the transaction. Foreign currency translation gains and losses are recorded in the consolidated statements of operations. The Investment Funds do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in the market prices of securities. Such fluctuations are reflected in net gain (loss) from investment activities in the consolidated statement of operations.
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
See Note 5, “Investments and Related Matters,” and Note 6, “Fair Value Measurements,” for a detailed discussion of our investments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of December 31, 2016 was approximately $11.1 billion and $11.2 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2015 was approximately $12.6 billion and $12.2 billion, respectively.
Fair Value Option for Financial Assets and Financial Liabilities
The fair value option gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value pursuant to the provisions of FASB Accounting Standards Codification ("ASC") Topic 825, Financial Instruments. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. In estimating the fair value for financial instruments for which the fair value option has been elected, we use the valuation methodologies in accordance to where the financial instruments are classified within the fair value hierarchy as discussed in Note 6, “Fair Value Measurements.” For our Investment segment, we apply the fair value option to our investments that would otherwise be accounted under the equity method.
Derivatives
From time to time, our subsidiaries enter into derivative contracts, including purchased and written option contracts, swap contracts, futures contracts and forward contracts. U.S. GAAP requires recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of accumulated other comprehensive loss and subsequently recognized in earnings when the hedged item affects earnings. The change in fair value of the ineffective portion of a financial instrument, determined using the hypothetical derivative method, is recognized in earnings immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in earnings. Cash flows related to hedging activities are included in the operating section of the consolidated statements of cash flows. For further information regarding our derivative contracts, see Note 7, “Financial Instruments,” to the consolidated financial statements.
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
Inventories, Net
Inventories, net consists of the following:

	December 31,
	2016	2015
	(in millions)
Raw materials	$483	$470
Work in process	299	305
Finished goods	2,201	1,484
	$2,983	$2,259
Automotive, Railcar, Food Packaging, and Home Fashion Segment Inventories. Our Automotive, Railcar, Food Packaging and Home Fashion segment inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out basis method ("FIFO"), except for IEH Auto which utilizes weighted-average cost and Pep Boys which utilizes the last-in, first-out method. The cost of manufactured goods includes the cost of materials, direct labor and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

manufacturing overhead. Our Automotive, Railcar, Food Packaging and Home Fashion segments reserve for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.
Energy Segment Inventories. Our Energy segment inventories consist primarily of domestic and foreign crude oil, blending stock and components, work in progress, fertilizer products, and refined fuels and by-products. Inventories are valued at the lower of FIFO cost, or market for fertilizer products, refined fuels and by-products for all periods presented. Refinery unfinished and finished products inventory values were determined using the ability-to-bear process, whereby raw materials and production costs are allocated to work-in-process and finished goods based on their relative fair values. Other inventories, including other raw materials, spare parts and supplies, are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.
Due to the recent crude environment and subsequent reduction in sales price for our Energy segment's petroleum business' refined products, our Energy segment recorded a lower of FIFO cost or market inventory adjustment of $37 million for the year ended December 31, 2014.
Metals Segment Inventories.   Inventories at our Metals segment are stated at the lower of cost or market. Cost is determined using the average cost method. The production and accounting process utilized by our Metals segment to record recycled metals inventory quantities relies on significant estimates. Our Metals segment relies upon perpetual inventory records that utilize estimated recoveries and yields that are based upon historical trends and periodic tests for certain unprocessed metal commodities. Over time, these estimates are reasonably good indicators of what is ultimately produced; however, actual recoveries and yields can vary depending on product quality, moisture content and source of the unprocessed metal. To assist in validating the reasonableness of the estimates, our Metals segment performs periodic physical inventories which involve the use of estimation techniques. Physical inventories may detect significant variations in volume, but because of variations in product density and production processes utilized to manufacture the product, physical inventories will not generally detect smaller variations. To help mitigate this risk, our Metals segment adjusts its physical inventories when the volume of a commodity is low and a physical inventory can more accurately estimate the remaining volume.
Mining Segment Inventories. Our Mining segment's inventories are valued at the lower of cost or market. Cost includes all costs incurred in the normal course of business in bringing each product to its present location and condition, including direct materials and direct labor costs, and an allocation of production overheads based on normal production capacity. Cost is calculated using weighted average unit cost.
Property, Plant and Equipment, Net
Buildings and improvements, and machinery, equipment and furniture are stated at cost less accumulated depreciation unless declines in the values of the fixed assets are considered other than temporary, at which time the property is written down to net realizable value. Depreciation is principally computed using the straight-line method over the estimated useful lives of the particular property or equipment, as follows: buildings and improvements, three to 40 years; furniture, fixtures and equipment, one to 30 years. Leasehold improvements are amortized over the life of the lease or the life of the improvement, whichever is shorter.
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
Real estate properties held for use or investment purposes, other than those accounted for under the financing method, are carried at cost less accumulated depreciation. Where declines in the values of the properties are determined to be other than temporary, the cost basis of the property is written down to net realizable value. A property is classified as held for sale at the time management determines that certain criteria have been met in accordance with U.S. GAAP. Properties held for sale are carried at the lower of cost or net realizable value and are no longer depreciated.
Land and construction in progress are stated at the lower of cost or net realizable value. Interest is capitalized on expenditures for long-term projects until a salable or ready-for-use condition is reached. The interest capitalization rate is based on the interest rate on specific borrowings to fund the projects.
Mining Properties and Mine Development Expenditures - Mining
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
Exploration and Evaluation Expenditures - Mining
Exploration and evaluation expenditures relate to costs incurred in the exploration and evaluation of potential mineral reserves and include costs such as exploratory drilling, sample testing and the costs of feasibility studies. For our Mining segment, exploration and evaluation expenditures other than that acquired through the purchase of another mining company, are expensed as incurred. Purchased exploration and evaluation assets are recognized as assets at their cost of acquisition or at fair value if purchased as part of a business combination.
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
Planned Major Maintenance Costs - Energy
The direct-expense method of accounting is used for planned major maintenance activities. Maintenance costs are recognized as expense when maintenance services are performed. Planned major maintenance activities for CVR's nitrogen plant generally occur every two to three years. The required frequency of planned major maintenance activities varies by unit for the refineries, but generally is every four to five years.
For the years ended December 31, 2016, 2015, and 2014, our Energy segment incurred an aggregate of $38 million, $109 million, and $7 million, respectively, in turnaround expenses related to its refineries and nitrogen fertilizer plants.
Goodwill and Intangible Assets, Net
Goodwill and indefinite lived intangible assets primarily include trademarks and trade names acquired in acquisitions. For a complete discussion of the impairment of goodwill and indefinite-lived intangible assets related to our various segments see Note 8, “Goodwill and Intangible Assets, Net.”
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
Income Per LP Unit
For Icahn Enterprises, basic income (loss) per LP unit is based on net income or loss attributable to Icahn Enterprises allocable to limited partners. Net income or loss allocable to limited partners is divided by the weighted-average number of LP units outstanding. Diluted income (loss) per LP unit, when applicable, is based on basic income (loss) adjusted for the potential effect of dilutive securities as well as the related weighted-average number of units and equivalent units outstanding.
For accounting purposes, when applicable, earnings prior to dates of acquisitions or investments in joint ventures of entities under common control are excluded from the computation of basic and diluted income per LP unit as such earnings are allocated to our general partner or non-controlling interests.
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
Capital Accounts, as defined under the Partnership Agreement, are maintained for our general partner and our limited partners. The capital account provisions of our Partnership Agreement incorporate principles established for U.S. federal income tax purposes and are not comparable to the equity accounts reflected under U.S. GAAP in our consolidated financial statements. Under our Partnership Agreement, the general partner is required to make additional capital contributions to us upon the issuance of any additional depositary units in order to maintain a capital account balance equal to 1.99% (1.00% in the case of Icahn Enterprises Holdings) of the total capital accounts of all partners.
Generally, net earnings for U.S. federal income tax purposes are allocated 1.99% (1.00% in the case of Icahn Enterprises Holdings) and 98.01% (99.00% in the case of Icahn Enterprises Holdings) between the general partner and the limited partners, respectively, in the same proportion as aggregate cash distributions made to the general partner and the limited partners during the period. This is generally consistent with the manner of allocating net income under our Partnership Agreement; however, it is not comparable to the allocation of net income reflected in our consolidated financial statements.
Pursuant to the Partnership Agreement, in the event of our dissolution, after satisfying our liabilities, our remaining assets would be divided among our limited partners and the general partner in accordance with their respective percentage interests under the Partnership Agreement. If a deficit balance still remains in the general partner's capital account after all allocations are made between the partners, the general partner would not be required to make whole any such deficit.
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
Deferred tax assets are limited to amounts considered to be realizable in future periods. A valuation allowance is recorded against deferred tax assets if management does not believe that we have met the “more-likely-than-not” standard to allow recognition of such an asset.
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
Revenue and Expense Recognition
Automotive
Revenue Recognition:   Our Automotive segment records sales when products are shipped and the risks and rewards of ownership have transferred to the customer, the sales price is fixed and determinable, and the collectability of revenue is reasonably assured. Accruals for sales returns and other allowances are provided at point of sale based upon past experience. Adjustments to such returns and allowances are made as new information becomes available.
Rebates:   Our Automotive segment accrues for rebates pursuant to specific arrangements with certain of its customers, primarily in the aftermarket. Rebates generally provide for price reductions based upon the achievement of specified purchase volumes and are recorded as a reduction of sales as earned by such customers.
Sales and Sales Related Taxes: Our Automotive segment collects and remits taxes assessed by various governmental authorities that are both imposed on and concurrent with revenue-producing transactions with its customers. These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes. The collection of these taxes is reported on a net basis (excluded from revenues).
Shipping and Handling Costs:   Our Automotive segment recognizes shipping and handling costs as incurred as a component of cost of products sold in the consolidated statements of operations.
Engineering and Tooling Costs:   Pre-production tooling and engineering costs that Federal-Mogul will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides it with the noncancelable right to use the tools, or the reimbursement of such costs is agreed to by the customer. Pre-production tooling costs owned by Federal-Mogul are capitalized as part of machinery and equipment, and are depreciated over the shorter of the tool’s expected life or the duration of the related program. IEH Auto and Pep Boys do not have any engineering and tooling related costs.
Research and Development:   Federal-Mogul expenses research and development (“R&D”) costs as incurred. R&D expense, including product engineering and validation costs, was $192 million, $189 million and $192 million for the year ended December 31, 2016, 2015 and 2014, respectively. IEH Auto and Pep Boys do not have any research and development related expenses.
Restructuring:   Federal-Mogul's restructuring costs are comprised of two types: employee costs (contractual termination benefits) and facility closure costs. Termination benefits are accounted for in accordance with FASB ASC Topic 712, Compensation - Nonretirement Postemployment Benefits, and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Termination benefits are also accounted for in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations, for one-time termination benefits and are recorded dependent upon future service requirements. Facility closure and other costs are accounted for in accordance with FASB ASC Topic 420 and are recorded when the liability is incurred. IEH Auto and Pep Boys do not have any restructuring related expenses.

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
Railcar
Revenue recognition: Revenues from manufactured railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer, in accordance with our Railcar segment's contractual terms. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with our Railcar segment's contractual terms.
Revenues from railcar leasing are generated from operating leases that are priced as an integrated service that includes amounts related to executory costs, such as certain maintenance, insurance, and ad valorem taxes and are recognized on a straight-line basis per terms of the underlying lease. If railcars are sold under a lease that is less than one year old, the proceeds from the railcars sold that were on lease will be shown on a gross basis in revenues and cost of revenues at the time of sale. Sales of leased railcars that have been on lease for more than one year are recognized as a net gain or loss from the disposal of the long-term asset as a component of earnings from operations.
Revenues from railcar maintenance services are recognized upon completion and shipment of railcars from our Railcar segment's plants. Our Railcar segment does not currently bundle railcar service contracts with new railcar sales. Revenues from engineering and field services are recognized as performed.
Amounts billed prior to meeting revenue recognition criteria are accounted for as deferred revenue.
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
Gaming
Revenue Recognition and Promotional Allowances: Casino revenue represents the difference between wins and losses from gaming activities, and is reported net of cash and free play incentives redeemed by customers. Room, food and beverage and other operating revenues are recognized at the time the goods or services are provided. Tropicana collects taxes from customers at the point of sale on transactions subject to sales and other taxes. Revenues are recorded net of any taxes collected. The majority of our casino revenue is counted in the form of cash and chips and, therefore, is not subject to any significant or complex estimation. The retail value of rooms, food and beverage and other services provided to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances.
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
Mining
Revenue recognition: Our Mining segment recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product and is based on the applicable shipping terms. Revenue is measured at the fair value of the consideration received or receivable, with any adjustments as a result of provisional pricing recorded against revenue.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends FASB ASC Subtopic 835-30, Interest - Imputation of Interest. The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Given the absence of authoritative guidance within this ASU regarding debt issuance costs related to line-of-credit, the SEC staff has stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement. The standard is effective for interim and annual periods beginning after December 15, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. The adoption of this guidance resulted in a reclassification of debt issuance costs on our consolidated balance sheets to debt in the amount of $39 million as of December 31, 2015.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends FASB ASC Topic 805, Business Combinations. This ASU eliminates the requirement to retrospectively adjust provisional amounts recognized at the acquisition dates of business combinations. Rather, this ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of this guidance in the first quarter of 2016 did not have a material impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In October 2016, the FASB issued ASU No. 2016-17, Interests Held Through Related Parties That Are Under Common Control, which amends FASB ASC Topic 810, Consolidation. This ASU requires that a reporting entity, in determining whether it satisfies the characteristics of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. Current U.S. GAAP requires that a single decision maker to consider indirect interests in the entity held through related parties to be the equivalent of direct interests in their entirety. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU No. 2016-17 during the fourth quarter of 2016. The adoption of this new guidance did not change any of our primary beneficiary conclusions and therefore, did not have any impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 to FASB ASC Topic 606, Revenue from Contracts with Customers, that include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. Early adoption is permitted only as of the annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have developed an implementation plan to adopt this new ASU. As part of this plan,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

we are currently assessing the impact of this new standard on our business processes, business and accounting systems, and consolidated financial statements and related disclosures. We currently expect to complete our analysis, including implementing changes to existing business processes and systems to accommodate these new standards, during 2017. We will adopt these new standards on January 1, 2018 using the modified retrospective application method. To date, we have not identified any material differences in our existing revenue recognition methods that would require modification under the new standards.
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
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends FASB ASC Topic 740, Income Taxes. This ASU requires the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current U.S. GAAP prohibits the recognition of current and deferred incomes taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amends FASB ASC Topic 230, Statement of Cash Flows. This ASU requires that the statement of cash flows explain the change during the period total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amends FASB ASC Topic 805, Business Combinations. This ASU provides guidance on what constitutes a business for purposes of applying FASB ASC Topic 805. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact to our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which amends FASB ASC Topic 350, Intangibles - Goodwill and Other. This ASU simplifies the subsequent measurement of goodwill by eliminating "Step 2" from the goodwill impairment test which, prior to adoption of this ASU, requires comparing the implied fair value of goodwill with its carrying value. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted beginning for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. By eliminating "Step 2" from the goodwill impairment test, the quantitative analysis of goodwill will result in an impairment loss for the amount that the carrying value of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to the tested reporting unit. While this ASU reduces the complexity and cost of our goodwill impairment tests, it may result in significant differences in the recognition of goodwill impairment. For example, should our reporting units fail "Step 1" of the impairment tests but pass the current "Step 2" impairment tests, we may have more impairments of goodwill under the new guidance. This ASU principally affects our Automotive segment as substantially all of our goodwill balance pertained to our Automotive segment as of December 31, 2016. We have elected to early adopt this ASU for our interim and annual goodwill impairment tests to be performed on testing dates beginning in 2017.

3.	Operating Units.
Investment
Our Investment segment is comprised of various private investment funds, including Icahn Partners L.P. and Icahn Partners Master Fund LP (together, the "Investment Funds"), through which we invest our proprietary capital. We and certain of Mr. Icahn's wholly owned affiliates are the sole investors in the Investment Funds. Icahn Onshore LP and Icahn Offshore LP (together, the "General Partners") act as the general partner of Icahn Partners L.P. and Icahn Partners Master Fund LP, respectively. The General Partners provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors.
We had interests in the Investment Funds with a fair value of approximately $1.7 billion and $3.4 billion as of December 31, 2016 and 2015, respectively.
Automotive
We conduct our Automotive segment through our wholly owned subsidiaries Federal-Mogul, IEH Auto Parts Holding LLC ("IEH Auto"), effective June 1, 2015, and Pep Boys, effective February 3, 2016. Prior to January 23, 2017, as discussed

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

below, Federal-Mogul was a majority owned subsidiary of ours with publicly traded common stock. As of December 31, 2016, we owned approximately 82.0% of the outstanding common stock of Federal-Mogul.
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
Pep Boys has 804 locations in the automotive aftermarket industry located throughout the United States and Puerto Rico. Pep Boys stores are organized into a hub and spoke network consisting of Supercenters and Service & Tire Centers. Supercenters average approximately 20,000 square feet and combine a parts and accessories store with professional service centers that perform a full range of automotive maintenance and repair services. Most of the Pep Boys Supercenters also have a commercial sales program that provides prompt delivery of parts, tires and equipment to automotive repair shops and dealers. Service & Tire Centers, which average approximately 6,000 square feet, provide automotive maintenance and repair services in neighborhood locations that are conveniently located where our customers live or work.
IEH Auto has 21 distribution centers and 288 corporate-owned stores in the United States and supports a network of more than 2,000 independent wholesalers. Through its banner and technical support programs as well as its offering of premium auto parts, IEH Auto has built its reputation on being the partner of choice for independent entrepreneurs eager to tap into the strength of large network.
Pep Boys and IEH Auto are being operated together under their parent company and wholly owned subsidiary of ours, IEP Auto Holdings LLC, in order to grow their sales to do-it-for-me ("DIFM") distributors and DIFM service professionals, to grow their automotive service business, and to maintain their do-it-yourself customer bases by offering the newest and broadest product assortment in the automotive aftermarket.
In addition, Federal-Mogul is operated independently from Pep Boys and IEH Auto. Transactions among Federal-Mogul, Pep Boys and IEH Auto have been eliminated in consolidation.
Federal-Mogul Rights Offering
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
Federal-Mogul Tender Offer
On September 6, 2016, we entered into an agreement and plan of merger with Federal-Mogul pursuant to which, and upon the terms and subject to the conditions thereof, we commenced a cash tender offer (the "Federal-Mogul Tender Offer") to acquire all of the issued and outstanding shares of Federal-Mogul’s common stock not already owned by us for a purchase price of $9.25 per share, net to the seller in cash, without interest, less any applicable tax withholding. The Federal-Mogul Tender Offer was subsequently extended to January 18, 2017 and the purchase price per share was subsequently increased to $10.00 per share. See Note 18, "Subsequent Events," for further discussion.
Accounts Receivable, net
Federal-Mogul's subsidiaries in Brazil, Canada, France, Germany, Italy, Canada and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $487 million and $408 million as of December 31, 2016 and 2015, respectively. Of those gross amounts, $485 million and $401 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of December 31, 2016 and 2015, Federal-Mogul had withdrawn cash

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to such transferred receivables of zero and $1 million, respectively. Proceeds from the transfers of accounts receivable qualifying as sales were approximately $1.6 billion, $1.6 billion and $1.7 billion for the years ended December 31, 2016, 2015 and 2014, respectively.
For the years ended December 31, 2016, 2015 and 2014, expenses associated with transfers of receivables were $12 million $9 million and $6 million, respectively, and were recorded in the consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.
Federal-Mogul Restructuring
During the years ended December 31, 2016, 2015 and 2014, Federal-Mogul recorded an aggregate of $27 million $89 million and $86 million in restructuring charges, respectively. These restructuring charges, primarily consisting of employee costs and headcount reductions, pertain to all restructuring programs that Federal-Mogul has initiated in order to improve its operating performance.
Federal-Mogul has approved and initiated restructuring activities as a part of a broader initiative to improve operating performance and reduce costs. As such, Federal-Mogul will continue to evaluate its activities and opportunities to align its business with its executive management's strategy. Restructuring expenses for the year ended December 31, 2016 primarily related to Europe, Middle East and Africa locations aimed at optimizing Federal-Mogul's cost structures. Federal-Mogul expects to complete these programs in 2017 and does not expect to incur any additional restructuring related to these programs. For programs previously initiated in prior periods, Federal-Mogul expects to complete the majority of these programs in 2018 and does not expect to incur any additional restructuring charges related to these programs.
Energy
We conduct our Energy segment through our majority ownership in CVR. CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining ("CVR Refining") and CVR Partners, respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia. As of December 31, 2016, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 66% of the common units of CVR Refining and approximately 34% of the common units of CVR Partners.
As of December 31, 2016, we owned approximately 82.0% of the total outstanding common stock of CVR. In addition, as of December 31, 2016, we owned approximately 3.9% of the total outstanding common units of CVR Refining directly.
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
CVR Refining Equity Offerings
On January 23, 2013, CVR Refining completed its initial public offering of its common units representing limited partner interests. On June 30, 2014, CVR Refining completed an underwritten offering (the “CVR Refining Follow-on Offering”), resulting in gross proceeds of $170 million before giving effect to underwriting discounts and other offering expenses. On July 24, 2014, the underwriters exercised their option to purchase additional common units of CVR Refining, resulting in gross proceeds of $15 million. CVR Refining used this $15 million in gross proceeds to redeem an equal amount of common units from CVR Refining. Additionally, on July 24, 2014, CVR Refining sold common units to the public in connection with the underwriters' exercise of their remaining option to purchase additional common units, resulting in gross proceeds of $10 million.
As a result of the CVR Refining Follow-on Offering during 2014, our consolidated equity increased by an aggregate of $160 million, of which $150 million was attributable to non-affiliated non-controlling interests and $10 million was attributable

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to us. These offerings are reflected in proceeds from subsidiary equity offering within the consolidated statement of equity changes.
Railcar
We conduct our Railcar segment through our majority ownership interests in ARI and our wholly owned subsidiary ARL. As discussed in Note 1, "Description of Business and Basis of Presentation - Agreement to Sell ARL," the ARL Initial Sale is expected to close in the second quarter of 2017. Additionally, in accordance with U.S. GAAP, the transaction meets the criteria for classification as held for sale as of December 31, 2016 however, the transaction does not qualify for presentation and disclosure as a discontinued operation and therefore, continues to be classified within continuing operations in our consolidated financial statements until the closing of the ARL Initial Sale.
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
As of December 31, 2016, we owned approximately 62.2% of the total outstanding common stock of ARI.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana and our wholly owned subsidiary, TER, which owns and operates the Trump Taj Mahal. The Trump Taj Mahal closed and ceased its casino and hotel operations on October 10, 2016. As discussed below, we obtained control and began consolidating the results of TER upon its emergence from bankruptcy on February 26, 2016.
Tropicana owns and operates a diversified, multi-jurisdictional collection of casino gaming properties. The eight casino facilities it operates feature approximately 392,000 square feet of gaming space with 7,900 slot machines, 300 table games and 5,500 hotel rooms with two casino facilities located in Nevada and one in each of Mississippi, Missouri, Indiana, Louisiana, New Jersey and Aruba.
TER owns and operates Trump Taj Mahal which is located in Atlantic City, New Jersey.  Trump Taj Mahal features approximately 160,000 square feet of gaming space with 2,500 slot machines, 130 table games and 2,000 hotel rooms. In addition, Trump Entertainment also owns an idled casino property in Atlantic City, New Jersey, Trump Plaza Hotel and Casino, which ceased operations in September 2014.
As of December 31, 2016, we owned approximately 72.5% of the total outstanding common stock of Tropicana.
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
In response to the depressed iron ore price environment, Ferrous Resources decided to temporarily suspend Esperança's and Santanense's operations in the first quarter of 2015 in order to study alternatives to further reduce cost of production and improve product quality and therefore to improve profitability and margin per metric ton.
As of December 31, 2016, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry. As of December 31, 2016, Viskase operated ten manufacturing facilities, six distribution centers and three service centers throughout North America, Europe, South America and Asia and derived approximately 70% of its total net sales from customers located outside the United States for the year ended December 31, 2016.
As of December 31, 2016, we owned approximately 74.6% of the total outstanding common stock of Viskase.
Real Estate
Our Real Estate segment consists of rental real estate, property development and club activities.
As of December 31, 2016, we owned 15 commercial rental real estate properties. Our property development operations are run primarily through Bayswater Development LLC, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor development property in Vero Beach, Florida include land for future residential development of approximately 272 and 1,128 units of residential housing, respectively. Both our developments operate golf and club operations as well. In addition, our Real Estate segment owns an unfinished development property which is located on approximately 23 acres in Las Vegas, Nevada.
As of December 31, 2016 and 2015, $24 million and $27 million, respectively, of the net investment in financing leases and net real estate leased to others which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Anticipated Future Receipts
The following is a summary of the consolidated anticipated future receipts of the minimum lease payments receivable under the financing and operating method on a consolidated basis at December 31, 2016:

Year	Amount
(in millions)
2017	$255
2018	224
2019	165
2020	102
2021	51
Thereafter	63
$860
In connection with the ARL Initial Sale, which is expected to close in the second quarter of 2017, the table above excludes anticipated future receipts of minimum lease payments receivables aggregating $781 million relating to certain leased railcars at ARL that are classified as assets held for sale as of December 31, 2016.

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
Investment
Mr. Icahn, along with his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), makes investments in the Investment Funds. During the years ended December 31, 2016, 2015 and 2014, affiliates of Mr. Icahn invested $505 million, $276 million and $500 million, respectively, in the Investment Funds. During the years ended December 31, 2016 and 2015, certain affiliates of Mr. Icahn had redemptions of $7 million and $36 million, respectively, from the Investment Funds. As of December 31, 2016 and 2015, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $3.7 billion and $4.1 billion, respectively, representing approximately 69% and 55%, respectively, of the Investment Funds' assets under management.
Icahn Capital LP ("Icahn Capital") pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds. For the years ended December 31, 2016, 2015, and 2014, $34 million, $235 million and $155 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
Railcar
ARL
On January 1, 2014, AEP Railcar Corp. ("AEP") contributed the fair market value of its 100% interest in AEP Leasing to ARL and in exchange, AEP received a 75% membership interest in ARL. ARL then incurred additional debt of $381 million (the "ARL Financing") in February 2014. Pursuant to a certain contribution agreement, ARL distributed $381 million to IRL Holding, LLC ("IRL"), an affiliate of Mr. Icahn, on February 24, 2014. In connection with this debt financing transaction, ACF Industries Holding LLC, an affiliate, has provided an unconditional guaranty in respect of the debt incurred for the ARL Financing.
During the year ended December 31, 2015, ARL distributed an aggregate of $25 million in distributions to IRL and also made a non-resident withholding of $2 million on IRL's behalf. In addition, pursuant to a certain contribution agreement, ARL made a $3 million guaranteed payment to IRL during the year ended December 31, 2014.

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
Railcar Component Purchases from ACF
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
For the years ended December 31, 2016, 2015 and 2014, ARI purchased $7 million, $18 million and $5 million, respectively, of components from ACF.
Railcar Component Sales to ACF
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee on the basis that the terms of the agreement were not materially less favorable to ARI than those that could have been obtained in a comparable transaction with an unrelated person. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a nonexclusive, non-assignable license to certain of ARI’s intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell tank railcars during the term of the agreement. In December 2016, ARI and ACF amended this agreement to, among other provisions, extend the termination date to December 31, 2017 from December 31, 2016, subject to certain early termination events.
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
Under the agreement, ACF had the exclusive right to manufacture and sell subject tank railcars for any new orders scheduled for delivery to customers on or before January 31, 2014. ARI has the exclusive right to any sales opportunities for tank railcars for any new orders scheduled for delivery after that date and through termination of the agreement. ARI also has the right to assign any sales opportunity to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Any sales opportunity accepted by ACF will not be reflected in ARI’s orders or backlog.
Revenues of $1 million, $10 million and $19 million for the years ended December 31, 2016, 2015 and 2014, respectively, were recorded for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Railcar Repair Services and Support for ACF
In April 2015, ARI entered into a repair services and support agreement with ACF. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee. Under this agreement, ARI provides certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services ("Repair Services"). Additionally, ARI provides a non-exclusive and non-assignable license of certain intellectual property related to the Repair Services for railcars. ARI receives 30% of the net profits (as defined in the agreement) for Repair Services related to all railcars not owned by ARL or its subsidiaries and 20% of the net profits for Repair Services related to all railcars owned by ARL or its subsidiaries, if any, but does not absorb any losses incurred by ACF.
Under the agreement, ARI has the exclusive right to sales opportunities related to Repair Services, except for any sales opportunity related to Repair Services presented to ACF by ARL with respect to ARL-owned railcars. ARI also has the right to assign any sales opportunities related to Repair Services to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Subject to certain early termination events, the agreement terminates on December 31, 2020. After the consummation of the ARL Initial Sale, ARI expects to amend this agreement with ACF.
ARI's revenues under this agreement were less than $1 million for both of the years ended December 31, 2016 and 2015
Railcar Purchases from ACF
In April 2013, AEP Leasing entered into an agreement ("ACF Agreement") with ACF whereby AEP Leasing agreed to purchase railcars from ACF. The ACF Agreement was assumed by ARL in connection with our purchase of a 75% economic interest in ARL in September 2013. The ACF Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors, who were advised by independent counsel and an independent financial advisor on the basis that the terms were not less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Under this agreement, purchases of railcars by our Railcar segment from ACF were zero, $9 million and $127 million for the years ended December 31, 2016, 2015 and 2014 respectively.
In addition to the above purchases, on a contract-by-contract basis, ARL purchased $14 million and $59 million of railcars from ACF for the years ended December 31, 2016 and 2015, respectively.
Railcar Management Transition Agreement
On December 16, 2016, ARI entered into a railcar management transition agreement (the "RMTA") with ARL. In anticipation of the expected sale of ARL to SMBC Rail, ARI and ARL entered into the RMTA to manage the transition, from ARL to ARI, of the management of ARI's railcar leasing business, including the railcars owned by ARI.
Insight Portfolio Group LLC
Insight Portfolio Group LLC (“Insight Portfolio Group”) is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates.
In 2013, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, PSC Metals, ARI, ARL, Tropicana, Viskase and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. For each of the years ended December 31, 2016, 2015 and 2014, we and certain of our subsidiaries paid certain of the Insight Portfolio Group's operating expenses of approximately $2 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Investments and Related Matters.
Investment
Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, all of which are reported at fair value in our consolidated balance sheets. These investments are considered trading securities. In addition, our Investment segment has certain derivative transactions which are discussed in Note 6, "Fair Value Measurements - Investment." The carrying value and detail of security type and business sector with respect to investments and securities sold, not yet purchased held by our Investment segment consist of the following:

	December 31,
	2016	2015
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$963	$563
Communications	169	407
Consumer, non-cyclical	2,677	3,684
Consumer, cyclical	408	115
Diversified	7	17
Energy	1,278	1,461
Financial	2,385	2,094
Industrial	214	188
Technology	911	5,795
Utilities	11	—
	9,023	14,324
Corporate debt:
Consumer, cyclical	186	55
Financial	4	4
Sovereign debt	—	13
	190	72
Mortgage-backed securities:
Financial	—	157
	$9,213	$14,553
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, cyclical	968	794
Energy	19	—
Industrial	100	—
	1,087	794
Debt securities:
Consumer, cyclical	52	—
	$1,139	$794
The portion of trading gains (loss) that relates to trading securities still held by our Investment segment was $340 million and $(2.2) billion for the years ended December 31, 2016 and 2015, respectively.

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
As of December 31, 2016, the Investment Funds and their affiliates collectively owned approximately 24.2% of Herbalife Ltd. ("Herbalife") and 35.3% of Hertz Global Holdings, Inc. ("Hertz"). Our Investment segment applied the fair value option to Herbalife and Hertz because these investments would have otherwise been subject to the equity method of accounting starting in the third quarter of 2016 and fourth quarter of 2016, respectively.  Our Investment segment recorded an aggregate net loss of $502 million for the year ended December 31, 2016 with respect to its investment in Herbalife and Hertz. As of December 31, 2016, the aggregate fair value of the Investment Funds' investment in Herbalife and Hertz was $1.4 billion and was included in investments in our consolidated balance sheets. We believe that the Investment Funds' investment in Herbalife or Hertz was not material, either individually or in the aggregate, to our consolidated financial statements.
Other Segments
The carrying value of investments held by our other segments and our Holding Company consist of the following:

	December 31,
	2016	2015
	(in millions)
Equity method investments	$302	$323
Other investments	366	475
	$668	$798

6.	Fair Value Measurements.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the valuation of our investments, derivative contracts, securities sold not yet purchased and other liabilities by the above fair value hierarchy levels measured on a recurring and non-recurring basis as of December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments (Note 5)	$9,033	$306	$240	$9,579	$14,447	$289	$292	$15,028
Derivative contracts, at fair value(1)	—	23	—	23	—	259	—	259
	$9,033	$329	$240	$9,602	$14,447	$548	$292	$15,287
Liabilities
Securities sold, not yet purchased (Note 5)	$1,087	$52	$—	$1,139	$794	$—	$—	$794
Other liabilities	$—	$187	$—	$187	$—	$3	$—	$3
Derivative contracts, at fair value(2)	—	1,139	—	1,139	—	36	—	36
	$1,087	$1,378	$—	$2,465	$794	$39	$—	$833

(1)	Amounts are classified within other assets in our consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our consolidated balance sheets.

Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
We have certain investments in debt securities classified as held-to-maturity within our Gaming segment since we have the ability and intent to hold the bonds to maturity. The debt securities are classified as Level 3 investments measured at fair value on a non-recurring basis and therefore are excluded from the roll forward of Level 3 investments measured on a recurring basis below. As of December 31, 2016 and 2015, the fair value of these debt securities was $28 million and $9 million, respectively, with the increase resulting primarily from our acquisition of TER during the first quarter of 2016.
Certain assets measured at fair value using level 3 inputs on a nonrecurring basis for which impairment was recorded are described below.
During 2016, 2015 and 2014, we recorded aggregate goodwill impairment charges of $577 million, $571 million and $103 million, respectively. Additionally, during 2016 and 2015, we recorded intangible asset impairment charges of $16 million and $2 million, respectively. Refer to Note 8, "Goodwill and Intangible Assets, Net," for further discussion.
During 2016, we recorded an aggregate $99 million of impairment relating to property, plant and equipment at our Gaming, Automotive, Real Estate and Metals segments and our Holding Company. During 2015, we recorded aggregate impairment charges of $201 million relating to property, plant and equipment at our Automotive, Metals, Mining and Real Estate segments. During 2014 we recorded aggregate impairment charges of $27 million relating to property, plant and equipment at our Automotive, Metals and Real Estate segments. We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize.
During 2016 and 2015, we recorded aggregate impairment charges of $17 million and $14 million, respectively, relating to assets held for sale at our Automotive and Metals segments. During 2014, we recorded an impairment charge of $5 million relating to equity method investments at our Automotive segment.
Refer to Note 13, "Segment and Geographic Reporting," for total impairment recorded by each of our segments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Year Ended December 31,
	2016	2015
	(in millions)
Balance at January 1	$283	$229
Net transfers out	(131)	(47)
Realized and unrealized gains, net	10	1
Purchases	50	100
Balance at December 31	$212	$283

(1)
Includes unrealized (losses) gains of $(6) million of $1 million for the years ended December 31, 2016 and 2015, respectively, relating to investments still held at December 31 of each respective period and which are included in net (loss) gain from investment activities in the consolidated statements of operations.

During 2016, we transferred out a Level 3 corporate debt investment in the amount of $126 million.  See Note 3, "Operating Units - Gaming," for further discussion regarding this transaction. During 2015, the Holding Company obtained control of, and consolidated, Ferrous Resources, which was previously considered a Level 3 investment due to unobservable market data. The fair value of our investment in Ferrous Resources immediately prior to obtaining control was $36 million, which was transferred out of Level 3 investments during the second quarter of 2015. In addition, during 2015, our Gaming segment received $10 million as reimbursement for certain approved capital expenditures.
During 2015, the Holding Company made a certain investment classified as trading securities in the amount of $100 million, which is considered a Level 3 investment due to unobservable market data and is measured at fair value on a recurring basis. We purchased an additional $50 million of this investment during 2016. We determined the fair value of this investment using the Black-Scholes option pricing model as well as other valuation techniques. As of December 31, 2016 and 2015, the fair value of this investment was $207 million and $157 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our Automotive segment's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Plans:
Cash	$30	$—	$—	$30	$26	$—	$—	$26
Investments with registered investment companies:
Equity securities	346	—	—	346	310	—	—	310
Fixed income securities	154	—	—	154	149	—	—	149
Real estate and other	41	—	—	41	27	—	—	27
Equity securities	204	—	—	204	220	—	—	220

Corporate and other	—	21	—	21	—	22	—	22
Government	11	17	—	28	17	13	—	30
Hedge funds	—	—	32	32	—	—	86	86
	$786	$38	$32	$856	$749	$35	$86	$870
Non-U.S. Plans:
Insurance contracts	$—	$—	$42	$42	$—	$—	$40	$40
Investments with registered investment companies:
Fixed income securities	19	—	—	19	13	—	—	13
Equity securities	2	—	—	2	2	—	—	2
Corporate bonds	—	—	—	—	—	2	—	2
	$21	$—	$42	$63	$15	$2	$40	$57
The changes in U.S. and Non-U.S. plan assets measured at fair value for which our Automotive segment has used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2016	2015
	(in millions)
U.S. Plans:
Hedge funds:
Balance at January 1	$86	$91
Realized/unrealized (losses) gains, net	—	(5)
Purchases and settlements, net	48	—
Sales, net	(102)	—
Balance at December 31	$32	$86

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2016	2015
	(in millions)
Non-U.S. Plans:
Insurance contracts:
Balance at January 1	$40	$41
Realized and unrealized gains, net	2	1
Purchases and settlements, net	3	6
Proceeds	(2)	(4)
Foreign currency exchange rate movements	(1)	(4)
Balance at December 31	$42	$40
The following table presents our Food Packaging and Railcar segment's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. and Non-U.S. Plans:
Asset category:
Cash equivalents	$4	$1	$—	$5	$5	$1	$—	$6
Equity securities	54	27	—	81	51	27	—	78
Fixed income securities	18	2	—	20	7	12	—	19
Other	5	3	9	17	5	—	21	26
	$81	$33	$9	$123	$68	$40	$21	$129

The changes in U.S. and Non-U.S. plan assets measured at fair value for which our Food Packaging and Railcar segments have used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2016	2015
	(in millions)
U.S. and Non-U.S. Plans:
Balance at January 1	$21	$21
Realized and unrealized gains, net	—	—
Purchases and settlements, net	(12)	—
Balance at December 31	$9	$21

7.	Financial Instruments.
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
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder's option,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds' satisfaction of the obligations may exceed the amount recognized in our consolidated balance sheets. At December 31, 2016, the Investment Funds did not have any written put options. At December 31, 2015, the maximum payout amounts relating to certain put options written by the Investment Funds were approximately $5.9 billion, of which approximately $5.9 billion related to covered put options on existing short positions on certain stock and credit indices. As of December 31, 2015, there were unrealized gains of $67 million with respect to these put options.
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position at December 31, 2016 and 2015 was $21 million and $33 million, respectively.
At December 31, 2016 and 2015, the Investment Funds had $634 million and $883 million, respectively, posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash in our consolidated balance sheets.
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
Automotive
Commodity Price Risk
Federal-Mogul's production processes are dependent upon the supply of certain raw materials exposed to price fluctuations on the open market. The primary purpose of Federal-Mogul's commodity price forward contract activity is to manage the volatility associated with forecasted purchases. Federal-Mogul monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include copper, nickel, tin, zinc, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecasts for up to 18 months in the future.
Federal-Mogul had commodity price hedge contracts outstanding with combined notional values of $16 million and $28 million at December 31, 2016 and 2015, respectively, substantially all of which mature within one year in each of the respective periods and all of which were designated as hedging instruments for accounting purposes. Federal-Mogul had recorded a net asset of $4 million and a net liability of $3 million as of December 31, 2016 and 2015, respectively, with respect to these hedging positions. Unrealized net gains (losses) of $2 million and $(2) million were recorded in accumulated other comprehensive loss as of December 31, 2016 and 2015, respectively.

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
Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Foreign currency forwards are also used in conjunction with Federal-Mogul's commodity hedging program. As part of its hedging program, Federal-Mogul attempts to limit hedge ineffectiveness by matching terms of the commodity purchases with the hedging instrument. Federal-Mogul did not hold any foreign currency price hedge contracts as of December 31, 2016 or 2015.
Concentrations of Credit Risk
Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose Federal-Mogul to counter-party credit risk for non-performance. Federal-Mogul’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet its requirement of high credit standing. Federal-Mogul's counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. Federal-Mogul manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-party and through monitoring counter-party credit risks. Federal-Mogul's concentration of credit risk related to derivative contracts at December 31, 2016 and 2015 was not material.
Energy
CVR is subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR from time to time enters into various commodity derivative transactions.
CVR has adopted accounting standards that impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges for U.S. GAAP purposes. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are included in other income (loss), net in the consolidated statements of operations.
Commodity Swaps
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheets with changes in fair value currently recognized in the consolidated statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At December 31, 2016 and 2015, CVR Refining had open commodity hedging instruments consisting of 4.0 million and 2.5 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. Additionally, at December 31, 2015, CVR Refining had open commodity hedging instruments consisting of 1.4 million barrels primarily to fix the price on a portion of its future crude oil purchase or the basis on a portion of its future product sales. The fair value of the outstanding contracts at December 31, 2016 and 2015 was a net (liability) asset of $(11) million and $45 million, respectively. CVR Refining recognized a net (loss) gain of $(19) million, $(36) million and $187 million for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in other income (loss), net in the consolidated statements of operations.
Interest Rate Swaps
Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF"), a subsidiary of CVR Partners, had two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt, which matured in April 2016. The aggregate notional amount covered under these agreements totaled $62.5 million (split evenly between the two agreements) which commenced on August 12, 2011 and expired on February 12,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016. The interest rate swaps agreements terminated in February 2016. The realized losses on the interest rate swaps reclassified from accumulated other comprehensive loss into interest expense was zero for the year ended December 31, 2016 and $1 million for each of the years ended December 31, 2015 and 2014.
Consolidated Derivative Information
The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments:

	Asset Derivatives(1)		Liability Derivatives(2)
	December 31,		December 31,
	2016	2015	2016	2015
	(in millions)
Equity contracts	$15	$339	$1,104	$122
Foreign exchange contracts	—	—	—	19
Credit contracts	17	45	39	53
Commodity contracts	2	46	11	10
Sub-total	34	430	1,154	204
Netting across contract types(3)	(15)	(171)	(15)	(171)
Total(3)	$19	$259	$1,139	$33

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our consolidated balance sheets.

(3)	Excludes netting of cash collateral received and posted. The total collateral posted at December 31, 2016 and 2015 was $634 million and $883 million, respectively, across all counterparties.
The following table presents the effects of our derivative instruments not designated as hedging instruments on the statements of operations for the years ended December 31, 2016, 2015 and 2014:

	Gain (Loss) Recognized in Income(1)
	Year Ended December 31,
	2016	2015	2014
	(in millions)
Equity contracts	$(1,609)	$(1)	$(1,251)
Foreign exchange contracts	35	160	213
Credit contracts	44	489	70
Interest rate contracts	(28)	—	—
Commodity contracts	(101)	57	186
	$(1,659)	$705	$(782)

(1)
Gains (losses) recognized on derivatives are classified in net gain from investment activities in our consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments.

At December 31, 2016 and 2015, the volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, are as follows:

	December 31, 2016		December 31, 2015
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Credit swaps(1)	$202	$472	$187	$2,306
Equity swaps	112	14,094	1,343	14,167
Foreign currency forwards	—	—	—	842
Interest rate swap contracts(2)	—	—	—	137
Commodity contracts	16	754	43	643

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
The short notional amount on our credit default swap positions is approximately $2.6 billion and $10.0 billion as of December 31, 2016 and 2015, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $0.5 billion and $2.3 billion as of December 31, 2016 and 2015, respectively.

(2)
The short notional amount on certain of our interest rate contracts with a three month duration is approximately $16.0 billion as of December 31, 2015. We assume that interest rates will not fall below zero and therefore our downside short notional exposure to loss on these contracts is $74 million (of the total $137 million disclosed in the above table) as of December 31, 2015.

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	December 31, 2016
	Automotive	Energy	Railcar	Gaming	Mining	Food Packaging	Consolidated
	(in millions)
Gross carrying amount, January 1	$1,457	$930	$7	$—	$6	$3	$2,403
Acquisitions	205	—	—	3	—	1	209
Foreign exchange	—	—	—	—	—	—	—
Gross carrying amount, December 31	1,662	930	7	3	6	4	2,612

Accumulated impairment, January 1	(537)	(356)	—	—	(6)	—	(899)
Impairment	—	(574)	—	(3)	—	—	(577)
Accumulated impairment, December 31	(537)	(930)	—	(3)	(6)	—	(1,476)

Net carrying value, December 31	$1,125	$—	$7	$—	$—	$4	$1,136

	December 31, 2015
	Automotive	Energy	Railcar	Mining	Food Packaging	Consolidated
	(in millions)
Gross carrying amount, January 1	$1,389	$930	$7	$—	$3	$2,329
Acquisitions	74	—	—	6	—	80
Foreign exchange	(6)	—	—	—	—	(6)
Gross carrying amount, December 31	1,457	930	7	6	3	2,403

Accumulated impairment, January 1	(225)	(103)	—	—	—	(328)
Impairment	(312)	(253)	—	(6)	—	(571)
Accumulated impairment, December 31	(537)	(356)	—	(6)	—	(899)

Net carrying value, December 31	$920	$574	$7	$—	$3	$1,504

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets, net consists of the following:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$1,060	$(472)	$588	$1,041	$(408)	$633
Developed technology	142	(104)	38	144	(90)	54
In-place leases	121	(83)	38	121	(73)	48
Gasification technology license	60	(11)	49	60	(9)	51
Other	46	(21)	25	44	(20)	24
	$1,429	$(691)	$738	$1,410	$(600)	$810
Indefinite-lived intangible assets:
Trademarks and brand names			$304			$260
Gaming licenses			38			38
			342			298
Intangible assets, net			$1,080			$1,108

We recorded amortization expense associated with definite-lived intangible assets for the years ended December 31, 2016, 2015 and 2014 of $91 million, $92 million and $83 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
The estimated future amortization expense for our definite-lived intangible assets is as follows:

Year	Amount
(in millions)
2017	$91
2018	82
2019	81
2020	80
2021	71
Thereafter	333
$738
Acquisitions of Businesses
In addition to below, acquisitions of businesses are further discussed in Note 1, "Description of Business and Basis of Presentation - Acquisitions of Businesses."
Automotive
During the first quarter of 2016, we acquired Pep Boys and allocated $48 million to trademarks and brand names, $19 million to customer relationships, $3 million to other definite-lived intangible assets and $199 million to goodwill as of the acquisition date. None of the goodwill is expected to be deductible for income tax purposes. We continue to finalize the valuation of the Pep Boys acquisition and have recorded provisional amounts based on preliminary estimates of fair value of net assets acquired, including goodwill. The provisional measurements of net assets are subject to change as we finalize the purchase price allocation.
Gaming
During the first quarter of 2016, we acquired TER and allocated $13 million to trademarks and brand names, $1 million to customer relationships and $3 million to goodwill as of the acquisition date. Additionally, as discussed in Note 1, "Description

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of Business and Basis of Presentation," the Trump Taj Mahal closed and ceased its casino and hotel operations on October 10, 2016. As a result of this triggering event, for the year ended December 31, 2016, we recorded an intangible asset impairment charge of $13 million, which represented the full amount of the trademark and brand names intangible assets allocated to TER and a goodwill impairment charge of $3 million, which represented the full amount of goodwill allocated to TER.
Impairment of Goodwill
We base the fair value of our reporting units on consideration of various valuation methodologies, including projecting future cash flows discounted at rates commensurate with the risks involved ("DCF"). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.
Automotive
We perform the annual goodwill impairment test for our Automotive segment as of October 1 of each year, or more frequently if impairment indicators exist. The first step of the impairment analysis involves comparing the fair values of our Automotive segment's reporting units' assets to their respective carrying values to determine the potential for goodwill impairment. The second step of the impairment test, if necessary, involves quantifying the level of goodwill impairment.
As a result of our annual goodwill impairment analysis for our Automotive segment in 2015, our Automotive segment's motorparts reporting unit failed "Step 1" of the goodwill impairment analysis. Based on "Step 2" of the goodwill impairment analysis of our Automotive segment's motorparts reporting unit, we recorded a goodwill impairment charge of $312 million for the year ended December 31, 2015. Additionally, as a result of our recoverability analysis, there were no indications of impairment related to long-lived assets for our Automotive segment’s motorparts reporting unit for the year ended December 31, 2015.
Based on "Step 1" of our annual goodwill impairment tests of our Automotive segment's reporting units as of October 1, 2016, the fair values of all of our reporting units within our Automotive segment were substantially in excess of their carrying values, except for our motorparts reporting unit whose fair value exceeded its carrying value by approximately 7%. Our motorparts reporting unit had $349 million of goodwill allocated to it as of December 31, 2016.
Energy
We perform the annual goodwill impairment test for our Energy segment as of April 30 of each year, or more frequently if impairment indicators exist. The first step of the impairment analysis involves comparing the fair values of our Energy segment's reporting units' assets to their respective carrying values to determine the potential for goodwill impairment. The second step of the impairment test, if necessary, involves quantifying the level of goodwill impairment.
During the fourth quarter of 2014, based on certain negative trends occurring in the energy markets, particularly with respect to the significant volatility in the oil markets as a result of a drop in forecasted worldwide demand for crude oil supply and inventories, we determined that goodwill impairment indicators existed in both of our Energy segment's petroleum and fertilizer reporting units. Accordingly, we performed a "Step 1" goodwill impairment analysis for our Energy segment's reporting units as of December 1, 2014. Our Energy segment’s petroleum reporting unit passed “Step 1” of the goodwill impairment analysis, and therefore, we did not perform “Step 2” of the goodwill impairment analysis for this reporting unit. However, our Energy segment's fertilizer reporting unit failed "Step 1" of the goodwill impairment analysis and as a result we performed "Step 2" of the goodwill impairment analysis. Based on "Step 2" results of the goodwill impairment analysis, we recognized a preliminary impairment charge of $103 million for our Energy segment's fertilizer reporting unit for the year ended December 31, 2014.
During the fourth quarter of 2015, due to worsening sales trends for our Energy segment's fertilizer reporting unit, we performed an interim goodwill impairment analysis. Based on this analysis, our Energy segment recognized a goodwill impairment charge of $253 million, which represented the full amount of the remaining goodwill allocated to the fertilizer reporting unit.
During the first quarter of 2016, due to worsening sales trends for our Energy segment's petroleum reporting unit, we performed an interim goodwill impairment analysis. Based on this analysis, our Energy segment recognized a goodwill

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment charge of $574 million, which represented the full amount of the remaining goodwill allocated to the petroleum reporting unit.
Gaming
As discussed above, in connection with the closing of the Trump Taj Mahal, we recorded a goodwill impairment charge of $3 million in 2016, which represented the full amount of goodwill allocated to TER.
Mining
During the fourth quarter of 2015, due to worsening demand and price trends for iron ore affecting our Mining segment, we performed an interim goodwill impairment analysis. Based on this analysis, our Mining segment recognized a goodwill impairment charge of $6 million, which represented the full amount of the goodwill allocated to the segment.

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

		December 31,
	Useful Life	2016	2015
	(in years)	(in millions)
Land		$944	$549
Buildings and improvements	3 - 40	3,050	2,459
Machinery, equipment and furniture	1 - 30	7,538	6,044
Assets leased to others	15 - 39	1,939	3,994
Construction in progress		541	598
		14,012	13,644
Less: Accumulated depreciation and amortization		(3,890)	(4,109)
Property, plant and equipment, net		$10,122	$9,535
Assets leased to others are related to our Railcar and Real Estate segments. Included in assets leased to others in the table above are our Railcar segment's railcars for lease in the amount of approximately $1.5 billion and 3.6 billion as of December 31, 2016 and 2015, respectively. Additionally, included in assets leased to others in the table above are our Real Estate segment's properties on lease in the amount of $415 million and $423 million as of December 31, 2016 and 2015, respectively. Aggregate accumulated depreciation pertaining to assets leased to others is approximately $224 million and approximately $1.1 billion as of December 31, 2016 and 2015, respectively.
Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2016, 2015 and 2014 was $917 million, $752 million and $701 million, respectively.
In connection with the ARL Initial Sale, as described in Note 1, "Description of Business and Basis of Presentation - Agreement to Sell ARL," our Railcar segment has railcars for lease of approximately $2.1 billion, net of accumulated depreciation of $950 million, which are classified as assets held for sale on the consolidated balance sheet as of December 31, 2016.
See Note 6, "Fair Value Measurements," for discussion regarding certain impairments to our property, plant and equipment.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Debt.
Debt consists of the following:

	December 31,
	2016	2015
	(in millions)
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	$1,340	$1,338
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,705	1,706
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,271	1,270
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	1,174	1,172
Debt and credit facilities - Automotive	3,249	3,121
Debt facilities - Energy	1,118	619
Debt and credit facilities - Railcar	571	2,671
Credit facilities - Gaming	287	289
Credit facilities - Food Packaging	265	267
Capital leases and other	139	141
	$11,119	$12,594
Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings
5.875% Senior Unsecured Notes Due 2022
On January 29, 2014, we and a wholly owned subsidiary of ours, Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”), (collectively, the “Issuers”), issued $1.350 billion in aggregate principal amount of 5.875% Senior Notes due 2022 (the “2022 Notes”). The net proceeds from the sale of the 2022 Notes were approximately $1.340 billion after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering. Interest on the 2022 Notes are payable on February 1 and August 1 of each year, commencing August 1, 2014. The 2022 Notes Purchase Agreement contains customary representations, warranties and covenants of the parties and indemnification and contribution provisions whereby the Issuers and the Guarantor, on the one hand, and the 2022 Notes Purchaser, on the other, have agreed to indemnify each other against certain liabilities.
The Issuers issued the 2022 Notes under the indenture dated January 29, 2014 (the “2022 Indenture”), among the Issuers, Icahn Enterprises Holdings (the "Guarantor"), and Wilmington Trust Company, as trustee. The 2022 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments.
In connection with the sale of the 2022 Notes, the Issuers and the Guarantor entered into a certain registration rights agreement dated January 29, 2014. See below for further discussion of this registration rights agreement.
6.00% Senior Unsecured Notes Due 2020
On August 1, 2013, the Issuers issued $500 million aggregate principal amount of 6% Senior Notes due 2020 (the “Initial 2020 Notes”). In addition, on January 21, 2014, the Issuers issued $1.200 billion in aggregate principal amount of 6% Senior Notes due 2020 (the "Additional 2020 Notes" and together with the Initial 2020 Notes, the "2020 Notes"). The net proceeds from the sale of the Initial 2020 Notes and the Additional 2020 Notes were $493 million and approximately $1.217 billion, respectively, after deducting the initial purchasers' discount and commission and estimated fees and expenses related to the offerings. The Additional 2020 Notes constitute the same series of securities of the Initial 2020 Notes for purposes of the indenture governing the notes and vote together on all matters with such series. The Additional 2020 Notes have substantially identical terms as the Initial 2020 Notes. Interest on the 2020 Notes is payable on February 1 and August 1 of each year, commencing February 1, 2014.
The Issuers issued the 2020 Notes under an indenture dated August 1, 2013 (the “2020 Indenture”), among the Issuers, the Guarantor and Wilmington Trust Company, as trustee. The 2020 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the sale of the Initial 2020 Notes, the Issuers and the Guarantor entered into a registration rights agreement dated August 1, 2013. In connection with the sale of the Additional 2020 Notes, the Issuers and the Guarantor entered into a certain registration rights agreement dated January 29, 2014. See below for further discussion of this registration rights agreements.
4.875% Senior Unsecured Notes Due 2019 and 3.50% Senior Notes due 2017
On January 21, 2014, the Issuers issued $1.275 billion in aggregate principal amount of our 4.875% Senior Notes due 2019 (the “2019 Notes”) and $1.175 billion in aggregate principal amount of our 3.500% Senior Notes due 2017 (the “2017 Notes”). The net proceeds from the sale of the 2019 Notes and the 2017 Notes were $1.269 billion and $1.169 billion, respectively, after deducting the initial purchasers' discount and commission and estimated fees and expenses related to the offering. Interest on the 2019 Notes and the 2017 Notes is payable on March 15 and September 15 of each year and commenced September 15, 2014. As described further in Note 18, "Subsequent Events," we repaid our 2017 Notes in full, including accrued interest, in January 2017.
We used the proceeds from the issuance of the Additional 2020 Notes, the 2019 Notes, and the 2017 Notes to refinance prior senior unsecured notes outstanding at the time. As a result of this refinancing, we recognized a loss of $108 million on extinguishment of debt during the year ended December 31, 2014, which is reflected in other income, net in the consolidated statements of operations.
The Issuers issued the 2019 Notes and the 2017 Notes under an indenture dated January 21, 2014 (the “2017 and 2019 Indenture”), among the Issuers, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee. The 2017 and 2019 Indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments.
In connection with the sale of the 2019 Notes and the 2017 Notes, the Issuers and the Guarantor entered into a registration rights agreements dated January 21, 2014. See below for further discussion of this registration rights agreement.
Registration Rights Agreements
Each of our senior unsecured notes described above are subject to registration rights agreements agreed to by the Issuers, the Guarantor and initial purchasers of the respective notes. In accordance with such registration rights agreements, we filed registration statements on Form S-4 for the sole purpose of exchanging the unregistered notes for notes that are registered with the SEC, publicly tradable and which have substantially identical terms as the unregistered notes ("Exchange Notes"). Substantially all of the unregistered senior unsecured notes were properly tendered in the respective exchange offers and accepted by us in exchange for registered Exchange Notes.
Ranking of Senior Unsecured Notes Issued by the Issuers
All of our senior unsecured notes and the related guarantees are the senior unsecured obligations of the Issuers and rank equally with all of the Issuers’ and the Guarantor’s existing and future senior unsecured indebtedness and senior to all of the Issuers’ and the Guarantor’s existing and future subordinated indebtedness.  All of our senior unsecured notes and the related guarantees are effectively subordinated to the Issuers’ and the Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness.  All of our senior unsecured notes and the related guarantees are also effectively subordinated to all indebtedness and other liabilities of the Issuers’ subsidiaries other than the Guarantor.
Senior Unsecured Notes Restrictions and Covenants
The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.
As of December 31, 2016 and 2015, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2016, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Facilities - Automotive
Federal-Mogul
Federal-Mogul has a revolving line of credit in the U.S. ("Federal-Mogul Revolving Facility"), which provides for (i) aggregate commitments available of $600 million, (ii) a maturity date of December 6, 2018, subject to certain limited exceptions, and (iii) additional liquidity of Federal-Mogul's borrowing base. Advances under the Federal-Mogul Revolving Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate (as defined in the Federal-Mogul Credit Agreement) plus an adjustable margin of 0.50% to 1.00% based on the average monthly availability under the Federal-Mogul Revolving Facility or (ii) Adjusted LIBOR Rate (as defined in the Federal-Mogul Credit Agreement) plus a margin of 1.50% to 2.00% based on the average monthly availability under the Federal-Mogul Revolving Facility. An unused commitment fee of 0.375% also is payable under the terms of the Federal-Mogul Revolving Facility.
On April 15, 2014, Federal-Mogul entered into a tranche B term loan facility (the “Tranche B Facility”) and a tranche C term loan facility (the “Tranche C Facility,” and together with the Tranche B Facility, the “Federal-Mogul Term Facilities”). Immediately following the closing of the Federal-Mogul Term Facilities, Federal-Mogul repaid its then existing outstanding indebtedness. In connection with this debt refinancing, our Automotive segment recognized a non-cash loss on the extinguishment of debt of $36 million during the year ended December 31, 2014, which was attributable to the write-off of the unamortized fair value adjustment and unamortized debt issuance costs.
The Federal-Mogul Term Facilities, among other things, (i) provide for aggregate commitments under the Tranche B Facility of $700 million with a maturity date of April 15, 2018, (ii) provide for aggregate commitments under the Tranche C Facility of approximately $1.9 billion with a maturity date of April 15, 2021, (iii) increase the interest rates applicable to the Federal-Mogul Facilities as described below, (iv) provide that for all outstanding letters of credit there is a corresponding decrease in borrowings available under the Federal-Mogul Revolving Facility, (v) provide that in the event that as of a particular determination date more than $700 million aggregate principal amount of existing term loans and certain related refinancing indebtedness will become due within 91 days of such determination date, the Federal-Mogul Revolving Facility will mature on such determination date, (vi) provide for additional incremental indebtedness, secured on a pari passu basis, of an unlimited amount of additional indebtedness if Federal-Mogul meets a financial covenant incurrence test, and (vii) amend certain other restrictive covenants.
Borrowings under the Tranche B Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate plus a margin of 2.00% or (ii) the Adjusted LIBOR Rate plus a margin of 3.00%, subject, in each case, to a minimum rate of 1.00% plus the applicable margin. Borrowings under the Tranche C Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate plus a margin of 2.75% or (ii) the Adjusted LIBOR Rate plus a margin of 3.75%, subject, in each case, to a minimum rate of 1.00% plus the applicable margin.
The obligations under the Federal-Mogul Revolving Facility and the Federal-Mogul Term Facilities agreement are guaranteed by substantially all of the domestic subsidiaries and certain foreign subsidiaries of Federal-Mogul, and are secured by substantially all personal property and certain real property of Federal-Mogul and such guarantors, subject to certain limitations. The liens granted to secure these obligations and certain cash management and hedging obligations have first priority. As such, Federal-Mogul's availability is limited by borrowing base conditions.
The Federal-Mogul Revolving Facility and the Federal-Mogul Term Facilities agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. Federal-Mogul was in compliance with all debt covenants as of December 31, 2016 and 2015.
As of December 31, 2016 and 2015, the borrowing availability under the Federal-Mogul Revolving Facility was $213 million and $170 million, respectively. As of December 31, 2016 and 2015, the outstanding balance on the Federal-Mogul Revolving Facility was $345 million and $340 million, respectively. Federal-Mogul had $37 million and $40 million of letters of credit outstanding as December 31, 2016 and 2015, respectively, pertaining to Federal-Mogul's term loan credit facility. To the extent letters of credit associated with the Federal-Mogul Revolving Facility are issued, there will be a corresponding decrease in borrowings available under this facility. Availability under the Federal-Mogul Revolving Facility was limited by borrowing base conditions as of December 31, 2016. In addition, Federal-Mogul had additional availability under foreign lines of credit of $60 million and $59 million as of December 31, 2016 and 2015.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average cash interest rates for Federal-Mogul's debt were approximately 4.3% and 4.4% as of December 31, 2016 and 2015, respectively.
IEP Auto
On August 16, 2016, IEP Auto Holdings LLC, a wholly owned subsidiary of ours and parent company of IEH Auto and Pep Boys, executed a new loan and security agreement (the “IEP Auto Credit Facility”) providing for borrowings of up to $675 million. A portion of the proceeds from the new IEP Auto Credit Facility was used to repay in full both the IEH Auto Revolving Credit Facility and Pep Boys Revolving Credit Facility (each as defined and discussed below). In addition, the IEP Auto Credit Facility replaced both the IEH Auto Revolving Credit Facility and Pep Boys Revolving Credit Facility.
The IEP Auto Credit Facility consists of an asset-based revolving credit facility of $600 million and a first in-last out revolving credit facility of $75 million with a schedule maturity date of August 16, 2021 and August 16, 2019, respectively. The interest rates on the IEP Auto Credit Facility range from LIBOR plus a margin of 1.25% to 2.75% for LIBOR Rate borrowings or Prime Rate plus 0.25% to 1.75% for Prime Rate borrowings at the election of IEP Auto.
As of December 31, 2016, IEP Auto had an aggregate $232 million outstanding under the IEP Auto Credit Facility. As of December 31, 2016, there was $48 million in letters of credit outstanding with respect to the IEP Auto Credit Facility. To the extent letters of credit associated with the IEP Auto Credit Facility are issued, there will be a corresponding decrease in borrowings available under this facility. As of December 31, 2016, taking into account the borrowing base requirements (including reduction for amounts outstanding under the trade payable program), there was $132 million of availability under the IEP Auto Credit Facility.
IEH Auto Credit Facility
On November 25, 2015, IEH Auto entered into a senior secured asset based revolving credit facility (the "IEH Auto Revolving Credit Facility") for $125 million. As discussed above, the IEH Auto Revolving Credit Facility was paid in full from a portion of the proceeds from the IEP Auto Credit Facility and terminated during the third quarter of 2016.
Pep Boys Credit Facility
Pep Boys had a revolving credit agreement (the "Pep Boys Revolving Credit Facility") providing for borrowings of up to $300 million, with an original maturity date of July 26, 2016 and subsequently extended to October 24, 2016. As discussed above, the Pep Boys Revolving Credit Facility was paid in full from a portion of the proceeds from the IEP Auto Credit Facility and terminated during the third quarter of 2016.
Debt and Credit Facilities - Energy
Senior Notes
On October 23, 2012, CVR Refining issued $500 million in aggregate principal amount of 6.5% Senior Notes due 2022 (the "CVR Refining 2022 Notes"). CVR Refining received $493 million of cash proceeds, net of underwriting fees. The CVR Refining 2022 Notes are fully and unconditionally guaranteed by CVR Refining and each of CVR Refining's existing domestic subsidiaries on a joint and several basis. The CVR Refining 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the CVR Refining 2022 Notes semi-annually on May 1 and November 1 of each year.
The CVR Refining 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The CVR Refining 2022 Notes provide that CVR Refining can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the CVR Refining 2022 Notes. As of December 31, 2016, CVR Refining was in compliance with the covenants contained in the CVR Refining 2022 Notes.
Amended and Restated Asset Based ("ABL") Credit Facility
CVR Refining has a senior secured asset based revolving credit facility (the "CVR ABL Credit Facility") with a group of lenders and Wells Fargo Bank, National Association, as administrative agent and collateral agent. The CVR ABL Credit Facility has an aggregate principal amount of up to $400 million with an incremental facility, which permits an increase in borrowings of up to $200 million subject to receipt of additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of CVR Refining and its

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsidiaries. The CVR ABL Credit Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit. The CVR ABL Credit Facility is scheduled to mature on December 20, 2017.
Borrowings under the CVR ABL Credit Facility bear interest at either a base rate or LIBOR plus an applicable margin. The applicable margin is (i) (a) 1.75% for LIBOR borrowings and (b) 0.75% for prime rate borrowings, in each case if quarterly average excess availability exceeds 50% of the lesser of the borrowing base and the total commitments and (ii) (a) 2.00% for LIBOR borrowings and (b) 1.00% for prime rate borrowings, in each case if quarterly average excess availability is less than or equal to 50% of the lesser of the borrowing base and the total commitments. The CVR ABL Credit Facility also requires the payment of customary fees, including an unused line fee of (i) 0.40% if the daily average amount of loans and letters of credit outstanding is less than 50% of the lesser of the borrowing base and the total commitments and (ii) 0.30% if the daily average amount of loans and letters of credit outstanding is equal to or greater than 50% of the lesser of the borrowing base and the total commitments. CVR Refining will also be required to pay customary letter of credit fees equal to, for standby letters of credit, the applicable margin on LIBOR loans on the maximum amount available to be drawn under and, for commercial letters of credit, the applicable margin on LIBOR loans less 0.50% on the maximum amount available to be drawn under, and customary facing fees equal to 0.125% of the face amount of, each letter of credit.
The CVR ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of CVR Refining and its respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The CVR ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. CVR Refining was in compliance with the covenants of the CVR ABL Credit Facility as of December 31, 2016.
As of December 31, 2016, CVR Refining and its subsidiaries had availability under the CVR ABL Credit Facility of $312 million and had letters of credit outstanding of $28 million. There were no borrowings outstanding under the CVR ABL Credit Facility Credit Facility as of December 31, 2016. Availability under the CVR ABL Credit Facility was limited by borrowing base conditions as of December 31, 2016.
CVR Partners 2023 Senior Secured Notes
On June 10, 2016, CVR Partners issued $645 million aggregate principal amount of 9.25% Senior Secured Notes due 2023 (the "CVR Partners 2023 Notes"). The CVR Partners 2023 Notes mature on June 15, 2023, unless earlier redeemed or repurchased by the issuers. Interest on the CVR Partners 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2016. The CVR Partners 2023 Notes are guaranteed on a senior secured basis by all of the Nitrogen Fertilizer Partnership’s existing subsidiaries. CVR Partners received $623 million of cash proceeds, net of the original issue discount and underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The net proceeds from the sale of the CVR Partners 2023 Notes were used to: (i) repay all amounts outstanding under the senior term loan credit facility with Coffeyville Resources, LLC; (ii) finance the CVR Nitrogen 2021 Notes tender offer (discussed below) and (iii) to pay related fees and expenses.
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
CVR Nitrogen 2021 Notes
Prior to the acquisition of CVR Nitrogen by CVR Partners, CVR Nitrogen issued $320 million of 6.5% senior secured notes due 2021 (the "CVR Nitrogen 2021 Notes"). The CVR Nitrogen 2021 Notes are scheduled to mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms. Subsequent to our acquisition of CVR Nitrogen in 2016, CVR Nitrogen repurchased $315 million of the CVR Nitrogen 2021 Notes, plus $5 million in premiums and accrued and unpaid interest. The repurchase of a portion of the CVR Nitrogen 2021 Notes resulted in a loss on extinguishment of debt of $5 million for the year ended December 31, 2016. As of December 31, 2016, $2 million of the CVR Nitrogen 2021 Notes remained outstanding.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CVR Partners 2016 Credit Facility
On September 30, 2016, CVR Partners entered into a senior secured asset based revolving credit facility (the "CVR Partners Credit Facility") that provided availability of up to $50 million with an incremental facility, which permits an increase in borrowings of up to $25 million in the aggregate subject to additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of CVR Partners and its subsidiaries. The CVR Partners Credit Facility provides for loans and standby letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of the lesser of 10.0% of the total facility commitment and $5 million for swingline loans and $10 million for letters of credit. The CVR Partners Credit Facility is scheduled to mature on September 30, 2021.
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
As of December 31, 2016, CVR Partners and its subsidiaries had availability under the CVR Partners Credit Facility of $49 million. There were no borrowings outstanding under the CVR Partners Credit Facility as of December 31, 2016.
CVR Partners 2011 Credit Facility
CVR Partners' prior credit facility included a term loan in the amount of $125 million and a revolving credit facility with no amounts outstanding as of December 31, 2015. On April 1, 2016, CVR Partners repaid all amounts outstanding with respect to its term loan under the credit facility and the credit facility was terminated.
Debt and Credit Facilities - Railcar
ARI
2014 Lease Fleet Financing
In connection with a certain refinancing transaction, ARI incurred a $2 million loss on extinguishment of debt in 2014, which is reflected in other income, net in our consolidated statements of operations.
2015 Lease Fleet Financing
On January 29, 2015, ARI refinanced its lease fleet financing facilities to, among other things, increase the aggregate borrowings thereunder. In connection with the refinancing, a subsidiary of ARI completed a private placement of $626 million in aggregate principal amount of notes consisting of $250 million in aggregate principal amount of its 2.98% fixed rate secured railcar equipment notes and $376 million in aggregate principal amount of its 4.06% fixed rate secured railcar equipment notes (collectively, the "ARI 2015 Notes"). Of the aggregate principal amount, $409 million was used to refinance certain lease fleet financing facilities, resulting in net proceeds of $212 million. In conjunction with the refinancing, our Railcar segment incurred a $2 million loss on debt extinguishment in for the year ended December 31, 2015, which is reflected in other income, net in the consolidated statements of operations. As of December 31, 2016, the outstanding principal balance on the ARI 2015 Notes was $576 million. The ARI 2015 Notes have a legal final maturity date of January 17, 2045 and an expected principal repayment date of January 15, 2025.
Interest on the ARI 2015 Notes is payable monthly on the 15th calendar day of each month in accordance with the flow of funds provisions described in the ARI Indenture. While the legal final maturity date of the ARI 2015 Notes is January 17, 2045, cash flows from certain assets will be applied, pursuant to the flow of funds provisions of the indenture, so as to achieve monthly targeted principal balances. Also, under the flow of funds provisions of the indenture, early amortization of the ARI 2015 Notes may be required in certain circumstances. If the ARI 2015 Notes are not repaid by the expected principal repayment date on January 15, 2025, additional interest will accrue at a rate of 5.0% per annum and be payable monthly according to the flow of funds. ARI is required to maintain deposits in a liquidity reserve bank account equal to nine months of interest payments. As of both December 31, 2016 and 2015, the liquidity reserve amount was $17 million, and included within cash held at consolidated affiliated partnerships and restricted cash on the consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ARI 2015 Notes contain covenants which limit, among other things, ARI's ability to incur additional indebtedness or encumbrances on its assets, pay dividends or make distributions, make certain investments, perform its business other than specified activities, enter into certain types of transactions with its affiliates, and sell assets or consolidate or merge with or into other companies. These covenants are subject to a number of exceptions and qualifications. ARI was in compliance with all of these covenants as of December 31, 2016.
2015 Revolving Credit Facility
In December 2015, ARI completed a financing of its railcar lease fleet with availability of up to $200 million under a credit agreement ("ARI 2015 Credit Agreement"). The initial amount drawn from the revolving credit facility ("ARI Revolving Loan") obtained at closing amounted to $100 million, net of fees and expenses. In February 2016, ARI repaid amounts outstanding under the ARI Revolving Loan in full and as of December 31, 2016, ARI had borrowing availability of $200 million under the ARI Revolving Loan.
The ARI Revolving Loan accrues interest at a rate per annum equal to Adjusted LIBOR (as defined in the ARI 2015 Credit Agreement) for the applicable interest period, plus 1.45%. Interest is payable on the last day of each 1, 2, or 3-month interest period, the day of any mandatory prepayment, and the maturity date.
The ARI Revolving Loan and the other obligations under the ARI 2015 Credit Agreement are fully recourse to ARI and are secured by a first lien and security interest on certain specified railcars (together with specified replacement railcars), related leases, related receivables and related assets, subject to limited exceptions, a controlled bank account, and following an election by ARI, the Railcar Management Agreement with ARL.
Subject to the provisions of the ARI 2015 Credit Agreement, the ARI Revolving Loan may be borrowed and reborrowed until the maturity date. The final scheduled maturity of the ARI Revolving Loan is December 10, 2018, or such earlier date as provided in the Credit Agreement. ARI was in compliance with all of its covenants under the ARI 2015 Credit Agreement as of December 31, 2016.
As of December 31, 2016 and 2015, the net book value of the railcars that were pledged as part of the Lease Fleet Financings was $544 million and $564 million, respectively.
ARL Sale and Railcar Management Transition Agreement
On December 16, 2016, ARI entered into the RMTA with ARL to manage the transition from ARL to ARI, of the management of ARI's railcar leasing business in anticipation of the ARL Initial Sale. The RMTA, among other things, (i) permits ARI to assume the management of its leased railcars following the consummation of the ARL Initial Sale; (ii) requires ARI to use commercially reasonable efforts to obtain the consent of noteholders (the “ARI Noteholder Consent”) for ARI to replace ARL as manager of the ARI's railcars under the Indenture and certain related documents; and (iii) requires ARL to transfer to ARI certain books and records and electronic data with respect to ARI's leased railcars and ARI’s leasing businesses and otherwise assist in the transfer of the management of the leasing businesses to ARI, provided that if ARI does not obtain the ARI Noteholder Consent, ARL will remain the manager of ARI's railcars under the Indenture. ARI has no obligation to pay any consent or similar fees in connection with obtaining the ARI Noteholder Consent. ARI also anticipates amending the 2015 Credit Agreement to permit ARI to separate the management of its railcars from ARL’s management.
ARL
In connection with the ARL Initial Sale, as described in Note 1, "Description of Business and Basis of Presentation - Agreement to Sell ARL," our Railcar segment has debt outstanding of approximately $1.7 billion classified within liabilities held for sale on the consolidated balance sheet as of December 31, 2016, which represents the entire debt balance relating to ARL. The following discussion includes debt relating to ARL for all periods presented, including debt classified within liabilities held for sale.
As December 31, 2016 and 2015, ARL was in compliance with all debt covenants with respect to revolving credit facility, term loans and bond securitization notes as described below.
Revolving Credit Facilities
On December 19, 2014, ARL closed on the Citizen's Bank revolving credit facility (the "Citizen Bank Revolver"), with Citizen Bank's as the administrative agent, along with several other participating banks.  The capacity of the Citizen Bank Revolver is $250 million.  In addition, under certain circumstances, ARL has the ability to increase the Citizen Bank Revolver credit availability by $100 million to a total availability of $350 million.  The Citizen Bank Revolver bears interest of LIBOR plus1.45% with a maturity date of December 19, 2017.  The Citizen Bank Revolver is secured by railcars and related leases and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lease receivables and is subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value.  As of December 31, 2016 and 2015 there were $243 million and $250 million, respectively, borrowings under the Citizen Bank Revolver.
Term Notes
ARL and its wholly owned subsidiaries have various term loans, all of which are non-recourse to us, some of which bear interest at variable rates based on LIBOR and have maturities between 2017 and 2022, and the rest bear interest at rates between 3.07% and 6.95% and have maturities between 2018 and 2020. As of December 31, 2016 and 2015, the total outstanding on these term loans was $1.1 billion and $1.3 billion, respectively. Substantially all of the term loans are secured by railcars and related leases and lease receivables and are subject to certain covenants, including maintenance of certain financial ratios related to net worth, utilization and loan to value.
Bond Securitizations
On December 12, 2012, a subsidiary of ARL entered into a two bond securitization transactions, one of which had a principal of $110 million (the "ARL 2012 Class A-1 Notes") and the other had a principal amount of $106 million (the "ARL 2012 Class A-2 Notes") and, together with the ARL Class A-1 Notes, collectively referred to herein as the "ARL 2012 Bond Securitization Notes"). The ARL 2012 Class A-1 Notes bear interest of LIBOR plus 1.75%; the ARL 2012 Class A-2 Notes bear a fixed interest rate of 3.81%. The expected principal repayment date for the ARL 2012 Bond Securitization Notes is December 15, 2022 and the legal final maturity date for the ARL 2012 Bond Securitization Notes is December 15, 2042.
On June 25, 2014, a certain subsidiary of ARL entered into a bond securitization transaction with an aggregate principal amount of $325 million principal amount which a fixed interest rate ranging from 2.92% to 3.97%. The expected principal repayment date on these bond securitization notes is June 15, 2024 and the legal final maturity date is June 15, 2044.
As of December 31, 2016 and 2015, the total outstanding on these bond securitization notes was $444 million and $474 million, respectively.
Average Interest Rates
The 30-day LIBOR rate was 0.72% and 0.36% at December 31, 2016 and 2015, respectively. ARL's average interest rate on all of its borrowings was 3.28% and 3.41% for the years ended December 31, 2016 and 2015, respectively.
Credit Facilities - Gaming
Credit Facilities
On November 27, 2013, Tropicana entered into (i) a senior secured first lien term loan facility in an aggregate principal amount of $300 million (the “Tropicana Term Loan”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $15 million (the “Tropicana Revolving Facility” and, together with the Tropicana Term Loan, the “Tropicana Credit Facilities”). Commencing on December 31, 2013, the Tropicana Term Loan amortizes in equal quarterly installments in an amount of $750,000, with any remaining balance payable on the final maturity date of the Tropicana Term Loan, which is November 27, 2020. Amounts under the Tropicana Revolving Facility are available to be borrowed and re-borrowed until its termination on November 27, 2018. The Tropicana Term Loan accrues interest at one of two rates plus an applicable margin (as stipulated in the credit agreement), at Tropicana's option, provided that in either case, the applicable interest rate shall not be less than 4% annually. As of December 31, 2016 and 2015, the interest rate on the Tropicana Term Loan was 4.0% and the Tropicana Revolving Facility was undrawn and had $15 million of availability.
The Tropicana Credit Facilities are guaranteed by all of Tropicana's domestic subsidiaries, subject to limited exceptions, and additional subsidiaries may be required to provide guarantees, subject to limited exceptions. Key covenants binding Tropicana and its subsidiaries include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments, and affiliate and extraordinary transactions. Tropicana was in compliance with the covenants of the Tropicana Term Loan at December 31, 2016.
Credit Facility - Food Packaging
Credit Facility
In connection with certain financing transactions, on January 30, 2014, Viskase entered into a credit agreement providing for a $275 million senior secured covenant light term loan facility (“Viskase Term Loan”). A portion of the proceeds from the Viskase Term Loan was used to satisfy and discharge all of the existing Viskase 9.875% Notes and Viskase recorded a loss of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$16 million on debt extinguishment during the year ended December 31, 2014, which is reflected in other income, net in the consolidated statements of operations.
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
Other
In its foreign operations, Viskase had unsecured lines of credit with various banks providing $8 million of availability as of December 31, 2016.
Other Segments
Secured Credit Agreement - Home Fashion
On November 24, 2015, WPH entered into a $30 million credit agreement (“WPH Facility”) subject to monthly borrowing base calculations and which may be used for letters of credit up to $10 million. The WPH Facility has the ability to increase to $55 million upon meeting certain criteria. Under the five-year agreement, which matures on November 24, 2020, borrowings under the WPH Facility bear interest at LIBOR plus 1.5%. WPH pays an unused line fee at a rate of 0.25% per annum on any increase in the WPH Facility above $30 million that is unused during any month. Obligations under the WPH Facility are secured by WPH's U.S. receivables, U.S. inventory and certain other assets. The WPH Facility is also subject to certain fixed charge coverage ratio under certain conditions. As of December 31, 2016 there were no borrowings under the WPH Facility. The letters of credit under the WPH Facility are subject to 0.50% annual fee on the outstanding face amount of the letters of credit issued under the WPH Facility, which outstanding amount was $5 million as of December 31, 2016.
Consolidated Maturities
The following is a summary of the maturities of our debt and capital lease obligations as of:

Year	Debt	Capital Leases
	(in millions)
2017	$1,378	$10
2018	1,110	7
2019	1,348	6
2020	2,047	4
2021	2,263	3
Thereafter	2,976	35
	$11,122	$65
In connection with the ARL Initial Sale, which is expected to close in the second quarter of 2017, the table above excludes maturities of debt aggregating approximately $1.8 billion pertaining to debt held by ARL that is classified as liabilities held for sale as of December 31, 2016.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Pension, Other Post-employment Benefits and Employee Benefit Plans.
Federal-Mogul, ARI and Viskase each sponsor several defined benefit pension plans (the ''Pension Benefits''). Additionally, Federal-Mogul and Viskase each sponsors health care and life insurance benefits (''Other Post-Employment Benefits'') for certain employees and retirees around the world. The Pension Benefits are funded based on the funding requirements of federal and international laws and regulations, as applicable, in advance of benefit payments and the Other Benefits as benefits are provided to participating employees. As prescribed by U.S. GAAP, Federal-Mogul, ARI and Viskase each uses, as applicable, appropriate actuarial methods and assumptions in accounting for its defined benefit pension plans, non-pension post-employment benefits, and disability, early retirement and other post-employment benefits. The measurement date for all defined benefit plans is December 31 of each year.
Components of net periodic benefit cost (credit) for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Pension Benefits			Other Post-Employment Benefits
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
	(in millions)
Service cost	$18	$19	$16	$—	$—	$—
Interest cost	70	66	76	14	13	15
Expected return on plan assets	(59)	(71)	(74)	—	—	—
Amortization of actuarial losses	22	26	10	2	5	3
Amortization of prior service credit	—	—	—	(4)	(4)	(5)
Settlement (gain) loss	—	—	(2)	—	—	—
Curtailment gain	—	(2)	—	—	—	—
	$51	$38	$26	$12	$14	$13

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Automotive
The following provides disclosures for our Automotive segment's benefit obligations, plan assets, funded status, recognition in the consolidated balance sheets and inputs and valuation assumptions:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	2016	2015	2016	2015	2016	2015
	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,221	$1,291	$487	$575	$323	$368
Service cost	3	3	14	16	—	—
Interest cost	49	48	13	10	14	13
Benefits paid	(98)	(89)	(21)	(24)	(24)	(23)
Medicare subsidies received	—	—	—	—	2	3
Curtailments	—	—	(1)	(3)	—	—
Settlements	—	—	(4)	—	—	—
Actuarial losses (gains) and changes in actuarial assumptions	(8)	(32)	39	(75)	(21)	(35)
Net transfers in (out)	—	—	—	45	—	—
Currency translation	—	—	(17)	(57)	1	(3)
Benefit obligation, end of year	1,167	1,221	510	487	295	323

Change in plan assets:
Fair value of plan assets, beginning of year	870	912	57	54	—	—
Actual return on plan assets	45	(27)	3	2	—	—
Settlements	—	—	(4)	—	—	—
Company contributions	39	74	30	30	22	20
Benefits paid	(98)	(89)	(21)	(24)	(24)	(23)
Acquisitions	—	—	1	—	—	—
Medicare subsidies received	—	—	—	—	2	3
Currency translation	—	—	(3)	(5)	—	—
Fair value of plan assets, end of year	856	870	63	57	—	—
Funded status of the plan	$(311)	$(351)	$(447)	$(430)	$(295)	$(323)

Amounts recognized in the consolidated balance sheets:
Net liability recognized	$(311)	$(351)	$(447)	$(430)	$(295)	$(323)

Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial loss	$435	$452	$93	$72	$34	$56
Prior service cost (credit)	—	—	1	1	6	(10)
Total	$435	$452	$94	$73	$40	$46

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average assumptions used to determine the benefit obligation as of December 31, 2016, 2015 and 2014:

	Pension Benefits						Other Post-Employment Benefits
	United States Plans			Non-U.S. Plans
	December 31,						December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(in millions)
Discount rate	3.90%	4.15%	3.85%	2.03%	2.72%	1.77%	3.98%	4.18%	3.84%
Rate of compensation increase	n/a	n/a	n/a	2.96%	3.19%	3.16%	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2016, 2015 and 2014:

	Pension Benefits						Other Post-Employment Benefits
	United States Plans			Non-U.S. Plans
	Year Ended December 31,						Year Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(in millions)
Discount rate	4.15%	3.85%	4.55%	2.72%	1.77%	3.49%	4.18%	3.84%	4.45%
Expected return on plan assets	5.65%	6.55%	6.95%	3.22%	3.52%	4.18%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	3.19%	3.16%	3.17%	n/a	n/a	n/a

Long-term Rate of Return
Federal-Mogul’s expected return on assets is established annually through analysis of anticipated future long-term investment performance for the plan based upon the asset allocation strategy and is primarily a long-term prospective rate.
The study was performed in December 2016 resulting in changes to the expected long-term rate of return on assets. The weighted-average long-term rate of return on assets for the United States pension plans decreased from 5.65% at December 31, 2015 to 5.55% at December 31, 2016. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans and decreased from 3.22% at December 31, 2015 to 3.05% at December 31, 2016.
Plan Assets
Certain pension plans sponsored by Federal-Mogul invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate, and absolute return strategies.
As of December 31, 2016, plan assets were comprised of 64% equity investments, 24% fixed income investments, and 12% in other investments which include hedge funds. Approximately 63% of the U.S. plan assets were invested in actively managed investment funds. Federal-Mogul’s investment strategy includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds.
The U.S. investment strategy mitigates risk by incorporating diversification across appropriate asset classes to meet the plan’s objectives. It is intended to reduce risk, provide long-term financial stability for the plan, and maintain funded levels that meet long-term plan obligations while preserving sufficient liquidity for near-term benefit payments. Risk assumed is considered appropriate for the return anticipated and consistent with the diversification of plan assets.
The insurance contracts guarantee a minimum rate of return. Federal-Mogul has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law. The majority of the assets of the non-U.S. plans are invested through insurance contracts. The target asset allocation for the non-U.S. pension plans is 65% insurance contracts, 30% debt investments and 5% equity investments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Refer to Note 6, “Fair Value Measurements,” for discussion of the fair value of each major category of plan assets, including the inputs and valuation techniques used to develop the fair value measurements of the plans' assets, at December 31, 2016 and 2015.
Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits				Other Post-Employment Benefits
	United States Plans		Non-U.S. Plans
	December 31,				December 31,
	2016	2015	2016	2015	2016	2015
	(in millions)
Projected benefit obligation	$1,167	$1,221	$509	$486	$295	$323
Fair value of plan assets	856	870	62	56	—	—
Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-U.S. Plans
	December 31,
	2016	2015	2016	2015
	(in millions)
Projected benefit obligation	$1,167	$1,221	$494	$482
Accumulated benefit obligation	1,167	1,221	459	445
Fair value of plan assets	856	870	50	53
The accumulated benefit obligation for all pension plans was approximately $1.6 billion and $1.7 billion as of December 31, 2016 and 2015, respectively.
The assumed health care and drug cost trend rates used to measure next year's post-employment healthcare benefits are as follows:

	Other Post-Employment Benefits
	2016	2015
Initial health care cost trend rate	6.69%	6.97%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2022	2022
The assumed health care cost trend rate has a significant impact on the amounts reported for OPEB plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	APBO
	(in millions)
100 basis point (“bp”) increase in health care cost trend rate	$1	$24
100 bp decrease in health care cost trend rate	(1)	(21)
Estimated amounts to be amortized from accumulated other comprehensive loss into net period benefit cost for 2017 based on 2016 plan measurements are $9 million, consisting primarily of amortization of net actuarial loss in the U.S. pension plans.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal-Mogul's projected benefit payments from the plans are estimated as follows:

	Pension Benefits		Other Post-Employment Benefits
Years	United States Plans	Non-U.S. Plans
	(in millions)
2017	$84	$22	$23
2018	84	22	23
2019	86	24	23
2020	87	24	23
2021	86	24	22
2022-2026	387	131	101
Federal-Mogul expects to contribute approximately $75 million to its pension plans in 2017.
Federal-Mogul also maintains certain defined contribution pension plans for eligible employees. Effective January 1, 2013, Federal-Mogul amended its U.S. defined contribution plan to allow for an enhanced company match and company provided age-based contributions for eligible U.S. salaried and non-union hourly employees. The total expenses attributable to Federal-Mogul's defined contribution savings plan were $43 million, $45 million and $45 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Other Benefits
Federal-Mogul accounts for benefits to former or inactive employees paid after employment but before retirement pursuant to FASB ASC Topic 712, Compensation - Nonretirement Post-employment Benefits. The liabilities for such U.S. and European post-employment benefits were $60 million and $59 million at December 31, 2016 and 2015, respectively.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides disclosures for ARI's and Viskase's benefit obligations, plan assets, funded status, and recognition in the consolidated balance sheets. As pension costs for ARI and Viskase are not material to our consolidated financial position and results of operations, we do not provide information regarding their inputs and valuation assumptions.

	Pension Benefits
	2016	2015
	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$191	$203
Service cost	1	1
Interest cost	8	8
Benefits paid	(15)	(10)
Actuarial gain (loss)	4	(9)
Curtailment gain	—	(1)
Currency translation	—	(1)
Benefit obligation, end of year	189	191
Change in plan assets:
Fair value of plan assets, beginning of year	133	144
Actual return on plan assets	8	(3)
Company contributions	—	2
Currency translation	—	—
Benefits paid	(15)	(10)
Fair value of plan assets, end of year	126	133
Funded status of the plan	$(63)	$(58)
Amounts recognized in the consolidated balance sheets:
Net liability recognized	$(63)	$(58)
Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial loss	$(63)	$(58)
Total	$(63)	$(58)

12.	Net Income Per LP Unit.
The following table sets forth the allocation of net (loss) income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted (loss) income per LP unit of Icahn Enterprises for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in millions, except per unit data)
Net loss attributable to Icahn Enterprises	$(1,128)	$(1,194)	$(373)
Net loss attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$(1,106)	$(1,170)	$(366)

Basic and diluted loss per LP unit	$(8.07)	$(9.29)	$(3.08)
Basic and diluted weighted average LP units outstanding	137	126	119

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unit Distributions
During 2016, we declared four quarterly distributions aggregating $6.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash.
Icahn Enterprises depositary units outstanding during 2016 increased as a result of the four quarterly distributions in which we distributed an aggregate 12,574,723 of Icahn Enterprises' depositary units to those depositary unitholders who elected to receive such distributions in additional depositary units. Additionally, as described in Note 4, "Related Party Transactions," on February 29, 2016, Icahn Enterprises entered into a contribution agreement with an affiliate of Mr. Icahn, to acquire the remaining 25% economic interest in ARL not already owned by us. Pursuant to this contribution agreement, we contributed 685,367 newly issued depositary units of Icahn Enterprises to IRL in exchange for the remaining 25% economic interest in ARL.
Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. As of December 31, 2016, Mr. Icahn and his affiliates owned approximately 89.8% of Icahn Enterprises outstanding depositary units.

13.	Segment and Geographic Reporting.
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Railcar, Gaming, Metals, Mining, Food Packaging, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the Holding Company. We report segment information based on the various industries in which our businesses operate and how we manage those businesses in accordance with our investment strategies, which may include: identifying and acquiring undervalued assets and businesses, often through the purchase of distressed securities; increasing value through management, financial or other operational changes; and managing complex legal, regulatory or financial issues, which may include bankruptcy or insolvency, environmental, zoning, permitting and licensing issues. Therefore, although many of our businesses are operated under separate local management, certain of our businesses are grouped together when they operate within a similar industry, comprising similarities in products, customers, production processes and regulatory environments, and when such businesses, when considered together, may be managed in accordance with one or more investment strategies specific to those businesses. Among other measures, we assess and measure segment operating results based on net income from continuing operations attributable to Icahn Enterprises and Icahn Enterprises Holdings, as presented below. Certain terms of financings for certain of our businesses impose restrictions on the business' ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions. See Note 3, “Operating Units,” for a detailed description of each of our segments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Icahn Enterprises' condensed statements of operations by reporting segment for the years ended December 31, 2016, 2015 and 2014 are presented below:

	Year Ended December 31, 2016
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$9,420	$4,782	$430	$—	$267	$71	$329	$17	$195	$—	$15,511
Other revenues from operations	—	422	—	522	944	—	—	—	70	—	—	1,958
Net (loss) income from investment activities	(1,388)	—	5	—	—	—	—	—	—	—	10	(1,373)
Interest and dividend income	112	4	1	2	1	—	2	—	—	—	9	131
Other (loss) income, net	53	82	(24)	8	3	2	(10)	3	1	1	2	121
	(1,223)	9,928	4,764	962	948	269	63	332	88	196	21	16,348
Expenses:
Cost of goods sold	—	7,658	4,618	366	—	284	56	249	13	168	—	13,412
Other expenses from operations	—	430	—	223	460	—	—	—	46	—	—	1,159
Selling, general and administrative	34	1,521	138	48	440	18	22	52	10	38	21	2,342
Restructuring	—	27	—	—	—	2	—	3	—	—	—	32
Impairment	—	18	574	—	106	1	—	—	5	2	3	709
Interest expense	230	157	83	85	13	—	7	12	2	—	289	878
	264	9,811	5,413	722	1,019	305	85	316	76	208	313	18,532
(Loss) income before income tax (expense) benefit	(1,487)	117	(649)	240	(71)	(36)	(22)	16	12	(12)	(292)	(2,184)
Income tax (expense) benefit	—	(40)	45	(57)	(24)	16	(2)	(8)	—	—	34	(36)
Net (loss) income	(1,487)	77	(604)	183	(95)	(20)	(24)	8	12	(12)	(258)	(2,220)
Less: net loss (income) attributable to non-controlling interests	883	(24)	277	(33)	(14)	—	5	(2)	—	—	—	1,092
Net (loss) income attributable to Icahn Enterprises	$(604)	$53	$(327)	$150	$(109)	$(20)	$(19)	$6	$12	$(12)	$(258)	$(1,128)

Supplemental information:
Capital expenditures	$—	$418	$133	$133	$85	$5	$22	$18	$1	$11	$—	$826
Depreciation and amortization(1)	$—	$473	$258	$134	$71	$22	$3	$20	$22	$8	$—	$1,011

	Year Ended December 31, 2015
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$7,789	$5,433	$440	$—	$361	$30	$344	$14	$193	$—	$14,604
Other revenues from operations	—	—	—	499	811	—	—	—	76	—	—	1,386
Net gain (loss) from investment activities	(1,041)	—	36	—	—	—	—	—	—	—	18	(987)
Interest and dividend income	178	6	2	2	1	—	1	—	—	—	4	194
Other (loss) income, net	(2)	58	(29)	7	(1)	4	(3)	(7)	41	1	6	75
	(865)	7,853	5,442	948	811	365	28	337	131	194	28	15,272
Expenses:
Cost of goods sold	—	6,577	4,949	338	—	406	38	263	7	163	—	12,741
Other expenses from operations	—	—	—	201	396	—	—	—	46	—	—	643
Selling, general and administrative	237	1,001	127	45	338	20	12	50	13	34	31	1,908
Restructuring	—	89	—	—	—	2	—	5	—	1	—	97
Impairment	—	344	253	—	—	20	169	—	2	—	—	788
Interest expense	563	144	47	82	12	—	3	12	2	—	289	1,154
	800	8,155	5,376	666	746	448	222	330	70	198	320	17,331
(Loss) income before income tax (expense) benefit	(1,665)	(302)	66	282	65	(83)	(194)	7	61	(4)	(292)	(2,059)
Income tax (expense) benefit	—	(50)	(59)	(69)	(27)	32	(1)	(10)	—	—	116	(68)
Net (loss) income	(1,665)	(352)	7	213	38	(51)	(195)	(3)	61	(4)	(176)	(2,127)
Less: net loss (income) attributable to non-controlling interests	905	53	18	(76)	(12)	—	45	—	—	—	—	933
Net (loss) income attributable to Icahn Enterprises	$(760)	$(299)	$25	$137	$26	$(51)	$(150)	$(3)	$61	$(4)	$(176)	$(1,194)

Supplemental information:
Capital expenditures	$—	$449	$219	$522	$94	$24	$20	$22	$3	$6	$—	$1,359
Depreciation and amortization(1)	$—	$346	$229	$127	$63	$29	$8	$19	$21	$7	$—	$849

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2014
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$7,317	$9,109	$379	$—	$711	$365	$15	$176	$—	$18,072
Other revenues from operations	—	—	—	411	759	—	—	80	—	—	1,250
Net gain from investment activities	(421)	—	(6)	—	—	—	—	—	—	(137)	(564)
Interest and dividend income	202	5	3	3	2	—	—	—	—	2	217
Other (loss) income, net	1	2	186	16	88	—	(19)	6	5	(103)	182
	(218)	7,324	9,292	809	849	711	346	101	181	(238)	19,157
Expenses:
Cost of goods sold	—	6,260	8,774	288	—	728	275	8	152	—	16,485
Other expenses from operations	—	—	—	175	387	—	—	51	—	—	613
Selling, general and administrative	167	825	136	42	327	23	45	12	29	19	1,625
Restructuring	—	86	—	—	—	—	—	—	(2)	—	84
Impairment	—	24	103	—	—	3	—	5	—	—	135
Interest expense	299	128	38	60	13	—	14	3	—	292	847
	466	7,323	9,051	565	727	754	334	79	179	311	19,789
Income (loss) before income tax benefit (expense)	(684)	1	241	244	122	(43)	12	22	2	(549)	(632)
Income tax benefit (expense)	—	(91)	(73)	(56)	147	18	(3)	—	—	161	103
Net income (loss)	(684)	(90)	168	188	269	(25)	9	22	2	(388)	(529)
Less: net (income) loss attributable to non-controlling interests	379	3	(73)	(66)	(84)	—	(3)	—	—	—	156
Net income (loss) attributable to Icahn Enterprises	$(305)	$(87)	$95	$122	$185	$(25)	$6	$22	$2	$(388)	$(373)

Supplemental information:
Capital expenditures	$—	$418	$218	$626	$81	$41	$23	$1	$3	$—	$1,411
Depreciation and amortization(2)	$—	$336	$219	$106	$50	$26	$22	$22	$7	$—	$788

(1)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the consolidated amounts of $23 million, $14 million and $22 million for the years ended December 31, 2016, 2015 and 2014, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Icahn Enterprises' condensed balance sheets by reporting segment as of December 31, 2016 and 2015 are presented below:

	December 31, 2016
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$13	$353	$736	$179	$244	$4	$14	$39	$24	$2	$225	$1,833
Cash held at consolidated affiliated partnerships and restricted cash	752	2	—	19	15	5	—	2	2	4	3	804
Investments	9,213	270	6	35	33	—	—	—	—	—	324	9,881
Accounts receivable, net	—	1,270	152	40	12	29	5	63	3	35	—	1,609
Inventories, net	—	2,353	349	75	—	38	25	72	—	71	—	2,983
Property, plant and equipment, net	—	3,302	3,358	1,567	814	100	152	152	602	75	—	10,122
Goodwill and intangible assets, net	—	1,765	318	7	75	4	—	8	38	1	—	2,216
Other assets	1,518	504	94	1,410	209	13	23	92	18	5	1	3,887
Total assets	$11,496	$9,819	$5,013	$3,332	$1,402	$193	$219	$428	$687	$193	$553	$33,335
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,236	$2,834	$1,474	$2,100	$153	$34	$38	$69	$20	$29	$168	$8,155
Securities sold, not yet purchased, at fair value	1,139	—	—	—	—	—	—	—	—	—	—	1,139
Due to brokers	3,725	—	—	—	—	—	—	—	—	—	—	3,725
Post-employment benefit liability	—	1,113	—	9	—	2	—	56	—	—	—	1,180
Debt	—	3,259	1,165	571	287	2	55	265	25	—	5,490	11,119
Total liabilities	6,100	7,206	2,639	2,680	440	38	93	390	45	29	5,658	25,318

Equity attributable to Icahn Enterprises	1,669	2,292	1,034	444	730	155	104	25	642	164	(5,105)	2,154
Equity attributable to non-controlling interests	3,727	321	1,340	208	232	—	22	13	—	—	—	5,863
Total equity	5,396	2,613	2,374	652	962	155	126	38	642	164	(5,105)	8,017
Total liabilities and equity	$11,496	$9,819	$5,013	$3,332	$1,402	$193	$219	$428	$687	$193	$553	$33,335

	December 31, 2015
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$10	$201	$765	$623	$217	$12	$14	$37	$19	$14	$166	$2,078
Cash held at consolidated affiliated partnerships and restricted cash	1,199	—	—	53	14	4	—	1	2	6	3	1,282
Investments	14,553	296	—	27	26	—	—	—	—	—	449	15,351
Accounts receivable, net	—	1,418	96	36	9	26	4	60	2	34	—	1,685
Inventories, net	—	1,656	290	97	—	39	32	77	—	68	—	2,259
Property, plant and equipment, net	—	2,386	2,698	2,767	740	116	134	152	467	72	3	9,535
Goodwill and intangible assets, net	—	1,556	911	7	74	5	—	8	48	3	—	2,612
Other assets	378	430	128	71	205	13	19	81	163	9	108	1,605
Total assets	$16,140	$7,943	$4,888	$3,681	$1,285	$215	$203	$416	$701	$206	$729	$36,407
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$488	$2,061	$1,366	$299	$122	$30	$30	$62	$17	$30	$(60)	$4,445
Securities sold, not yet purchased, at fair value	794	—	—	—	—	—	—	—	—	—	—	794
Due to brokers	7,317	—	—	—	—	—	—	—	—	—	—	7,317
Post-employment benefit liability	—	1,163	—	8	—	2	—	51	—	—	—	1,224
Debt	—	3,135	667	2,671	289	1	50	267	28	—	5,486	12,594
Total liabilities	8,599	6,359	2,033	2,978	411	33	80	380	45	30	5,426	26,374

Equity attributable to Icahn Enterprises	3,428	1,270	1,508	742	604	182	95	23	656	176	(4,697)	3,987
Equity attributable to non-controlling interests	4,113	314	1,347	(39)	270	—	28	13	—	—	—	6,046
Total equity	7,541	1,584	2,855	703	874	182	123	36	656	176	(4,697)	10,033
Total liabilities and equity	$16,140	$7,943	$4,888	$3,681	$1,285	$215	$203	$416	$701	$206	$729	$36,407

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our segments' geographic net sales from external customers, other revenues from operations and property, plant and equipment, net for the periods indicated:

	Net Sales			Other Revenues From Operations			Property, Plant and Equipment, Net
	Year Ended December 31,			Year Ended December 31,			December 31,
	2016	2015	2014	2016	2015	2014	2016	2015
	(in millions)
United States	$10,489	$9,672	$13,086	$1,886	$1,304	$1,169	$8,063	$7,221
Germany	1,455	1,480	1,507	—	—	—	458	464
Other	3,567	3,452	3,479	72	82	81	1,601	1,850
	$15,511	$14,604	$18,072	$1,958	$1,386	$1,250	$10,122	$9,535
Geographic locations for net sales and other revenues from operations are based on locations of the customers and geographic locations for property, plant, and equipment are based on the locations of the assets.
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

	Year Ended December 31,									December 31,
	2016			2015			2014			2016	2015
	Interest Expense	Net (Loss) Income	Net (Loss) Income Attributable to Icahn Enterprises Holdings	Interest Expense	Net (Loss) Income	Net (Loss) Income Attributable to Icahn Enterprises Holdings	Interest Expense	Net Income (Loss)	Net Income (Loss) Attributable to Icahn Enterprises Holdings	Total Assets	Total Assets
	(in millions)									(in millions)
Investment	$230	$(1,487)	$(604)	$563	$(1,665)	$(760)	$299	$(684)	$(305)	$11,496	$16,140
Automotive	157	77	53	144	(352)	(299)	128	(90)	(87)	9,819	7,943
Energy	83	(604)	(327)	47	7	25	38	168	95	5,013	4,888
Railcar	85	183	150	82	213	137	60	188	122	3,332	3,681
Gaming	13	(95)	(109)	12	38	26	13	269	185	1,402	1,285
Metals	—	(20)	(20)	—	(51)	(51)	—	(25)	(25)	193	215
Mining	7	(24)	(19)	3	(195)	(150)	—	—	—	219	203
Food Packaging	12	8	6	12	(3)	(3)	14	9	6	428	416
Real Estate	2	12	12	2	61	61	3	22	22	687	701
Home Fashion	—	(12)	(12)	—	(4)	(4)	—	2	2	193	206
Holding Company	288	(257)	(257)	288	(175)	(175)	291	(387)	(387)	578	753
Consolidated	$877	$(2,219)	$(1,127)	$1,153	$(2,126)	$(1,193)	$846	$(528)	$(372)	$33,360	$36,431
Amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense for the consolidated results of Icahn Enterprises Holdings were $22 million, $13 million and $21 million for the years ended December 31, 2016, 2015 and 2014, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Income Taxes.
The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows:

	Icahn Enterprises		Icahn Enterprises Holdings
	December 31,		December 31,
	2016	2015	2016	2015
	(in millions)		(in millions)
Book basis of net assets	$2,154	$3,987	$2,179	$4,011
Book/tax basis difference	1,888	(88)	1,888	(88)
Tax basis of net assets	$4,042	$3,899	$4,067	$3,923
Our corporate subsidiaries recorded the following income tax benefit (expense) attributable to continuing operations for our taxable subsidiaries:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Current:
Domestic	$(40)	$(17)	$(45)
International	(101)	(55)	(35)
Total current	(141)	(72)	(80)
Deferred:
Domestic	73	(15)	201
International	32	19	(18)
Total deferred	105	4	183
	$(36)	$(68)	$103

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows:

	December 31,
	2016	2015
	(in millions)
Deferred tax assets:
Property, plant and equipment	$312	$341
Net operating loss	1,981	1,511
Tax credits	139	133
Post-employment benefits, including pensions	334	347
Reorganization costs	7	5
Other	430	418
Total deferred tax assets	3,203	2,755
Less: Valuation allowance	(1,821)	(1,444)
Net deferred tax assets	$1,382	$1,311

Deferred tax liabilities:
Property, plant and equipment	$(592)	$(354)
Intangible assets	(195)	(163)
Investment in partnerships	(1,495)	(1,376)
Investment in U.S. subsidiaries	(307)	(307)
Other	(101)	(13)
Total deferred tax liabilities	(2,690)	(2,213)
	$(1,308)	$(902)

We recorded deferred tax assets and deferred tax liabilities of $305 million and $1,613 million, respectively, as of December 31, 2016 and $299 million and 1,201 million, respectively, as of December 31, 2015. Deferred tax assets are included in other assets in our consolidated balance sheets.
We analyze all positive and negative evidence to consider whether it is more likely than not that all of the deferred tax assets will be realized.  Projected future income, tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment.  As of December 31, 2016 we had a valuation allowance of approximately $1,821 million primarily related to tax loss and credit carryforwards, post-retirement benefits and other deferred tax assets.  The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances.  These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. For the year ended December 31, 2016, the valuation allowance on deferred tax assets increased by $377 million. The increase was attributable to $356 million increase from the acquisition of TER, a $59 million increase from the acquisition of Pep Boys, offset by an aggregate decrease of $38 million recorded by our Automotive, Mining and Gaming segments. For the year ended December 31, 2015, the valuation allowance on deferred tax assets increased by $385 million. The increase was attributable to $394 million increase from the acquisition of Ferrous Resources and a $7 million increase recorded by American Entertainment Properties (“AEPC”), an indirect wholly owned subsidiary of ours, offset by a decrease of $16 million recorded by our Automotive segment.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the effective tax rate on continuing operations as shown in the consolidated statements of operations to the federal statutory rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Foreign operations	1.8	1.4	6.7
Valuation allowance	(2.1)	(5.5)	21.5
Non-controlling interest	(0.3)	2.0	7.5
Goodwill	(10.3)	(9.5)	(5.7)
Gain on settlement of liabilities subject to compromise	(0.4)	0.2	4.9
Income not subject to taxation	(23.4)	(25.4)	(47.2)
Other	(1.9)	(1.5)	(6.4)
	(1.6)%	(3.3)%	16.3%
Automotive
Federal-Mogul did not record taxes on its undistributed earnings from foreign subsidiaries of $778 million at December 31, 2016 since these earnings are considered to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
As of December 31, 2016, Federal-Mogul had $300 million of cash and cash equivalents, of which $166 million was held by foreign subsidiaries. In accordance with FASB ASC 740-30-25-17 through 19, Federal-Mogul asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, Federal-Mogul will accrue any applicable taxes in the period when it no longer intends to indefinitely reinvest these funds. Federal-Mogul expects that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.
Federal-Mogul continues to maintain a valuation allowance related to its net deferred tax assets in multiple jurisdictions. As of December 31, 2016, our Automotive segment had valuation allowances of $867 million related to tax loss and credit carryforwards. The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances in certain countries. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. The future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
At December 31, 2016, our Automotive segment had a deferred tax asset before valuation allowance of approximately $1.0 billion for tax loss carryforwards and tax credits, including approximately $628 million in the United States with expiration dates from 2017 through 2035; $124 million in the United Kingdom with no expiration date; and $287 million in other jurisdictions with various expiration dates.
During 2013, IEH FM Holdings LLC, the parent company of Federal-Mogul, was contributed to American Entertainment Properties Corp. ("AEPC") in a tax-free transaction. Pursuant to the contribution and additional shares purchased, AEPC owns more than 80% of Federal-Mogul and Federal-Mogul is now included in the federal income tax consolidated group of AEPC. Positive and negative evidence was evaluated and AEPC was able to conclude that it was more likely than not to realize a portion of the Federal-Mogul deferred tax assets as part of the consolidated U.S. tax filing and released $18 million of valuation allowance during the year ended December 31, 2014.
Energy
On May 19, 2012, CVR became a member of the consolidated federal tax group of AEPC. At December 31, 2016, CVR has Oklahoma state income tax credits of approximately $26 million which are available to reduce future Oklahoma state regular income taxes. These credits have an indefinite life.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

American Entertainment Properties Corp.
At December 31, 2016, AEPC, which includes all or parts of our Automotive, Energy, Railcar, Metals, Home Fashion and Real Estate segments had approximately $1.5 billion of net operating loss carryforwards with expiration dates from years 2026 through 2035.
AEPC did not record taxes on its undistributed earnings from our Metals and Home Fashion segments' foreign subsidiaries of $23 million as of December 31, 2016 since these earnings are considered to be permanently reinvested.  AEPC may be subject to U.S. income taxes and foreign withholding taxes on such amounts.  Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
At December 31, 2016, Viskase had U.S. federal and state net operating loss carryforwards of $91 million which will begin expiring in the year 2024 and forward, and foreign net operating loss carryforwards of $19 million with an unlimited carryforward period.
Viskase did not record taxes on its undistributed earnings from foreign subsidiaries of $81 million at December 31, 2016 since these earnings are considered to be permanently reinvested. Viskase may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
ARI considers its Canadian earnings to be permanently reinvested, and therefore has not recorded a provision for U.S. income tax or foreign withholding taxes on the cumulative earnings of its Canadian subsidiary. Such undistributed earnings from ARI's Canadian subsidiary have been included in consolidated equity in the amount $4 million and $3 million as of December 31, 2016 and 2015, respectively. If ARI were to change its intentions and such earnings were remitted to the U.S., these earnings would be subject to U.S. income taxes. However, as of December 31, 2016 and 2015 foreign tax credits would be available to offset these taxes such that the U.S. tax impact would be insignificant.
Our Gaming segment has federal NOL carryforwards pursuant to the purchase of Adamar of New Jersey, Inc. (“Adamar”). Internal Revenue Code Section 382 (“Code 382”) places certain limitations on the annual amount of NOL carryforwards that can be utilized when a change of ownership occurs. Our Gaming segment believes its purchase of Adamar was a change in ownership pursuant to Code 382. As a result of the annual limitation, the NOL carryforward amount available to be used in future periods is $148 million and will begin to expire in the year 2027 and forward. As of March 8, 2010, Tropicana had various net deferred tax assets made up primarily of the expected future tax benefit of net operating loss carryforwards and excess tax basis not yet deductible for tax purposes. A valuation allowance was provided in full against these net deferred tax assets upon emergence from bankruptcy. During the year ended December 31, 2014, our Gaming segment reversed the valuation allowance related to the net deferred tax assets by $196 million. The reduction in the valuation allowance is a result of our Gaming segment analyzing all positive and negative evidence and concluding that it is more likely than not to realize the benefit of this portion of its net deferred tax assets. The reduction in the valuation allowance was recorded as an income tax benefit during the year ended December 31, 2014. Additionally, during the year ended December 31, 2016, AEPC acquired the stock of TER. As of December 31, 2016, TER has $270 million of deferred tax assets related to federal and state net operating loss carryforwards and tax credits. A valuation allowance is recorded in full on the deferred tax assets of TER.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Uncertainty in Income Taxes
A summary of the changes in the gross amounts of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Balance at January 1	$94	$113	$132
Addition based on tax positions related to the current year	7	19	18
Increase for tax positions of prior years	8	6	10
Decrease for tax positions of prior years	(1)	(10)	(14)
Decrease for statute of limitation expiration	(6)	(21)	(3)
Settlements	—	(8)	(25)
Impact of currency translation and other	(1)	(5)	(5)
Balance at December 31	$101	$94	$113

At December 31, 2016, 2015 and 2014, we had unrecognized tax benefits of $101 million, $94 million and $113 million, respectively. Of these totals, $70 million, $68 million and $76 million represents the amount of unrecognized tax benefits that if recognized, would affect the annual effective tax rate in the respective periods. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.
During the next 12 months, Federal-Mogul believes that it is reasonably possible that unrecognized tax benefits of Federal-Mogul may decrease by approximately $3 million due to audit settlements or statute expirations, of which approximately $3 million, if recognized, could impact the effective tax rate. We do not anticipate any significant changes to the amount of our unrecognized tax benefits in our other business segments during the next 12 months.
We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. We recorded $16 million, $15 million and $19 million as of December 31, 2016, 2015 and 2014, respectively, in liabilities for tax related net interest and penalties in our consolidated balance sheets. Income tax (benefit) expense related to interest and penalties were $1 million, $(4) million and $(11) million for the years December 31, 2016, 2015 and 2014, respectively. We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We and our subsidiaries are no longer subject to U.S. federal tax examinations for years before 2011 or state and local examinations for years before 2008, with limited exceptions. We, or our subsidiaries, are currently under various income tax examinations in several states and foreign jurisdictions, but are no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2005.

15.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Employment Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2015	$(632)	$(25)	$(800)	$(1,457)
Other comprehensive income (loss) before reclassifications, net of tax	(1)	2	(147)	(146)
Reclassifications from accumulated other comprehensive income (loss) to earnings	19	1	(1)	19
Other comprehensive income (loss), net of tax	18	3	(148)	(127)
Balance, December 31, 2016	$(614)	$(22)	$(948)	$(1,584)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Other Income, Net.
Other income, net consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Gain on acquisition	$—	$5	$—
Realized and unrealized (loss) gain on derivatives, net (Note 7)	(19)	(29)	186
Other derivative income	66	—	—
Gain on disposition of assets	14	40	25
Loss on extinguishment of debt (Note 10)	(5)	(2)	(162)
Equity earnings from non-consolidated affiliates	64	62	50
Foreign currency transaction loss	(1)	(10)	(10)
Tax settlement gain	—	—	32
Predecessor claim settlement	3	—	53
Other	(1)	9	8
	$121	$75	$182

17.	Commitments and Contingencies.
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
Federal-Mogul has also identified certain other present and former properties at which it may be responsible for cleaning up or addressing environmental contamination, in some cases as a result of contractual commitments and/or federal or state environmental laws. Federal-Mogul is actively seeking to resolve these actual and potential statutory, regulatory and contractual obligations. Although difficult to quantify based on the complexity of the issues, Federal-Mogul has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual obligations on the basis of available information from site investigations and the professional judgment of consultants.
Total environmental liabilities, determined on an undiscounted basis, were $16 million and $14 million as of December 31, 2016 and 2015, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At December 31, 2016, Federal-

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $41 million.
Asset Retirement Obligations
Our Automotive segment has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, our Automotive segment has accrued $21 million and $16 million as of December 31, 2016 and 2015, respectively, for asset retirement obligations ("ARO"), primarily related to anticipated costs of removing hazardous building materials at its facilities, and has considered impairment issues that may result from capitalization of these ARO amounts.
Other Matters
On April 25, 2014, a group of plaintiffs brought an action against Federal-Mogul Products, Inc. (“FM Products”), a wholly-owned subsidiary of Federal-Mogul, alleging injuries and damages associated with the discharge of chlorinated hydrocarbons by the former owner of a facility located in Kentucky.  Since 1998, when FM Products acquired the facility, it has been cooperating with the applicable regulatory agencies on remediating the prior discharges pursuant to an order entered into by the facility’s former owner. Federal-Mogul does not currently believe the outcome of this litigation will have a material impact on its financial statements.
On September 29, 2016, September 30, 2016, October 12, 2016 and October 19, 2016, respectively, four putative class actions, captioned Skybo v. Ninivaggi et al., C.A. No. 12790, Lemanchek v. Ninivaggi et al., C.A. No. 12791, Raul v. Ninivaggi et al., C.A. No. 12821 and Mercado v. Ninivaggi et al., C.A. No. 12837, were filed in the Court of Chancery of the State of Delaware against the Board, Icahn Enterprises L.P. and certain of its affiliates, including Parent and the Offeror (the “Icahn Defendants”), and, in the case of Raul, Federal-Mogul. The complaints allege that, among other things, the Board breached its fiduciary duties by approving the proposed Merger Agreement, that the Icahn Defendants breached their fiduciary duties to the minority stockholders and/or aided and abetted the Board’s breaches of its fiduciary duties, as well as alleging certain material misstatements and omissions in the Schedule 14D-9. The complaints allege that, among other things, the then-Offer Price was inadequate and, together with that the Merger Agreement, was the result of a flawed and unfair sales process and conflicts of interest of the Board and the Special Committee, alleging that the Special Committee and Federal-Mogul’s management lacked independence from the Icahn Defendants. In addition, the complaints allege that the Merger Agreement contains certain allegedly preclusive deal protection provisions, including a no-solicitation provision, an information rights provision and a matching rights provision. Among other things, the complaints sought to enjoin the transactions contemplated by the Merger Agreement, as well as award costs and disbursements, including reasonable attorneys’ and experts’ fees.  The Raul and Mercado complaints further seek to rescind the transaction or award rescissory damages, or (in the case of Raul) award a quasi-appraisal remedy in the event that the transaction was consummated, as well as award money damages.  On October 28, 2016, all four actions were consolidated under the caption In re Federal-Mogul Holdings, Inc. Stockholder Litigation, C.A. No. 12790-CB (the “Delaware Action”).  On February 3, 2017, an order was entered requiring plaintiffs to file their amended complaint by March 6, 2017.
On October 5, 2016, a putative class action captioned Sanders v. Federal-Mogul Holdings Corporation et al., C.A. No. 16-155387 was filed in the Circuit Court for Oakland County of the State of Michigan against the Company, the Board and the Icahn Defendants (the “Michigan Action”). The complaint alleges, among other things, that the Board breached its fiduciary duties and that Federal-Mogul and the Icahn Defendants aided and abetted the Board’s breaches of its fiduciary duties, as well as alleging certain material misstatements and omissions in the Schedule 14D-9. The complaint alleges that, among other things, the then-Offer Price was unfair and the result of an unfair sales process that included conflicts of interest.  In addition, the complaint alleges that the Merger Agreement contains certain allegedly preclusive deal protection provisions, including a no-solicitation provision, an information rights provision and a matching rights provision. Among other things, the complaint sought to enjoin the transactions contemplated by the Merger Agreement, or, in the event that the transactions were consummated, rescind the transactions or award rescissory damages, as well as award money damages and costs, including reasonable attorneys’ and experts’ fees.  On February 10, 2017, an order was entered providing that plaintiff shall have through March 6, 2016, to file his First Amended Complaint.
Federal-Mogul believes that the claims in the Delaware and Michigan Actions are without merit and intends to defend against them vigorously.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy
Unconditional Purchase Obligations
The minimum required payments for CVR's unconditional purchase obligations are as follows:

Unconditional Purchase Obligations(1)
(in millions)
2017	$150
2018	129
2019	126
2020	109
2021	97
Thereafter	640
$1,251
(1)This amount includes $734 million payable ratably over 14 years pursuant to petroleum transportation service agreements between CRRM and each of TransCanada Keystone Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of December 31, 2016, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.
Unconditional Purchase Obligations
CVR leases various equipment, including railcars, and real properties under long-term operating leases expiring at various dates. For the years ended December 31, 2016, 2015 and 2014 lease expense was $8 million, $9 million and $9 million respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, CVR has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.
Crude Oil Supply Agreement
On August 31, 2012, CRRM and Vitol Inc. ("Vitol"), entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce CVR Refining's inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term. The Vitol Agreement currently extends through December 31, 2017.
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
On August 29, 2015, Mike Mustard, a purported unitholder of Rentech Nitrogen Partners, L.P. ("Rentech Nitrogen"), filed a class action complaint on behalf of the public unitholders of Rentech Nitrogen against Rentech Nitrogen, Rentech Nitrogen GP, LLC ("Rentech Nitrogen GP"), Rentech Nitrogen Holdings, Inc., Rentech, Inc., DSHC, LLC, CVR Partners, two subsidiaries of CVR Partners, and the members of the board of directors of Rentech Nitrogen GP (the "Rentech Nitrogen Board"), in the Court of Chancery of the State of Delaware (the "Mustard Lawsuit"). On October 6, 2015, Jesse Sloan, a purported unitholder of Rentech Nitrogen, filed a class action complaint on behalf of the public unitholders of Rentech Nitrogen

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

against Rentech Nitrogen, Rentech Nitrogen GP, CVR Partners, two subsidiaries of CVR Partners, and the members of the Rentech Nitrogen Board, in the United States District Court for the Central District of California (the "Sloan Lawsuit"). Both lawsuits alleged, among other things, that the attempted sale of Rentech Nitrogen to CVR Partners was conducted by means of an unfair process and for an unfair price. In July 2016, the Mustard Lawsuit was dismissed. In October 2016, the United States District Court for the Central District of California issued an order and judgment approving the settlement of the Sloan Lawsuit. Under the terms of the settlement, the defendants made certain supplemental disclosures related to the East Dubuque Merger, and in return, the settlement resolves and releases all claims by unitholders of Rentech Nitrogen challenging the East Dubuque Merger.
CRNF received a ten year property tax abatement from Montgomery County, Kansas (the "County") in connection with the construction of the Coffeyville fertilizer facility that expired on December 31, 2007. In connection with the expiration of the abatement, the County reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of $11 million per year for each of the years ended December 31, 2008 and 2009, $12 million for the year ended December 31, 2010 and $11 million for each of the years ended December 31, 2011 and 2012. CRNF protested the classification and resulting valuation for each of those years to the Kansas Board of Tax Appeals ("BOTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2008 through 2012. The Kansas Court of Appeals, in a memorandum opinion dated August 9, 2013, reversed the BOTA decision in part and remanded the case to BOTA, instructing BOTA to classify each asset on an asset by asset basis instead of making a broad determination that the entire plant was real property as BOTA did originally. The County filed a motion for rehearing with the Kansas Court of Appeals and a petition for review with the Kansas Supreme Court, both of which have been denied.
In March 2015, BOTA concluded that based upon an asset by asset determination, a substantial majority of the assets in dispute will be classified as personal property for the 2008 tax year. The parties stipulated to the value of the real property, following which BOTA issued its final decision. The County has appealed the decision with respect to classification to the Kansas Court of Appeals. No amounts have been received or recognized in these consolidated financial statements related to the 2008 property tax matter or BOTA’s decision.
On February 25, 2013, the County and CRNF agreed to a settlement for tax years 2009 through 2012, which has lowered and will lower CRNF's property taxes by about $11 million per year (as compared to the 2012 tax year) for tax years 2013 to 2016 based on current mill levy rates. In addition, the settlement provides the County will support CRNF's application before BOTA for a ten-year tax exemption for the UAN expansion. Finally, the settlement provides that CRNF will continue its appeal of the 2008 reclassification and reassessment discussed above.
The SEC conducted an investigation in connection with respect to CVR's disclosures (which were prepared by CVR’s outside counsel) following the announcement of a tender offer for CVR's stock initiated in February 2012. CVR cooperated with the SEC and produced, at the SEC's request, documents pertaining to the tender offer and CVR's disclosures. On February 14, 2017, the SEC issued an order instituting cease and desist proceedings that require CVR to prospectively comply with certain disclosure obligations in response to tender offers for CVR’s securities. No civil penalty was issued.
Flood, Crude Oil Discharge and Insurance
Crude oil was discharged from the Coffeyville refinery on July 1, 2007, due to the short amount of time available to shutdown and secure the refinery in preparation for the flood that occurred on June 30, 2007. On October 25, 2010, the Company received a letter from the United States Coast Guard on behalf of the EPA seeking approximately $1.8 million in oversight cost reimbursement. The Company responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"), the Clean Water Act ("CWA") and the Oil Pollution Act of 1990 ("OPA"). CRRM reached an agreement with the DOJ resolving its claims under CWA and OPA. The agreement was memorialized in a Consent Decree that was filed with and approved by the Court on February 12, 2013 and March 25, 2013, respectively (the "2013 Consent Decree"). On April 19, 2013, CRRM paid a civil penalty (including accrued interest) in the amount of $0.6 million related to the CWA claims and reimbursed the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make small capital upgrades to the Coffeyville refinery crude oil tank farm, develop flood procedures and provide employee training, the majority of which have already been completed.
The parties also reached an agreement to settle DOJ’s claims related to alleged non-compliance with RMP. The agreement is memorialized in a separate consent decree that was filed with and approved by the Court on May 21, 2013 and July 2, 2013,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively, and provided for a civil penalty of $0.3 million. On July 29, 2013, CRRM paid the civil penalty related to the RMP claims. In 2015, CRRM continued to implement the recommendations of several audits required by the RMP Consent Decree, which were related to compliance with RMP requirements.
CRRM sought insurance coverage for the crude oil release and for the ultimate costs for remediation and third-party property damage claims. On July 10, 2008, CVR filed a lawsuit in the United States District Court for the District of Kansas (the "Court") against certain of CVR's environmental insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses. Each insurer reserved its rights under various policy exclusions and limitations and cited potential coverage defenses. The Court issued summary judgment opinions that eliminated the majority of the insurance defendants' reservations and defenses. CRRM has received $25 million of insurance proceeds under its primary environmental liability insurance policy, which constitutes full payment of the primary pollution liability policy limit. During the second quarter of 2015, CRRM entered into a settlement agreement and release with the insurance carriers involved in the lawsuit, pursuant to which (i) CRRM received settlement proceeds of approximately $31 million, (ii) the parties mutually released each other from all claims relating to the flood and crude oil discharge and (iii) all pending appeals have been dismissed. Of the settlement proceeds received, $27 million were recorded as a flood insurance recovery located in other income within the consolidated statements of operations for the year ended December 31, 2015. The remaining $4 million of settlement proceeds reduced $4 million of receivable related to this matter, which was included in other assets on the consolidated balance sheets as of December 31, 2014.
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
CRRM, CRNF, Coffeyville Resources Crude Transportation, LLC ("CRCT"), Wynnewood Refining Company, LLC ("WRC"), East Dubuque Nitrogen Fertilizers, LLC ("EDNF") and Coffeyville Resources Terminal, LLC ("CRT") own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution and nitrogen fertilizer manufacturing. Therefore, CRRM, CRNF, CRCT, WRC, EDNF and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act (“RCRA”), and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons can include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the OPA generally subjects owners and operators of facilities to strict, joint and several liability for all containment and clean-up costs, natural resource damages, and potential governmental oversight costs arising from oil spills into waters of the United States, which has been broadly interpreted to include most water bodies including intermittent streams.
CRRM, CRNF, CRCT, WRC, EDNF and CRT are subject to extensive and frequently changing federal, state and local, environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, and the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline and diesel fuels. The ultimate impact of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that CVR's operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs for our Energy segment.
On August 1, 2016, CRCT received a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (the "NOPV") from the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (the "PHMSA"). The NOPV alleges violations of the Pipeline Safety Regulations, Title 49, Code of Federal Regulations. The alleged violations include alleged failures (during various time periods) to (i) conduct quarterly notification drills, (ii) maintain certain required records, (iii) utilize certain required safety equipment (including line markers), (iv) take certain pipeline integrity management activities, (v) conduct certain cathodic protection testing, and (vi) make certain atmospheric corrosion

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

inspections. The preliminary assessed civil penalty is approximately $0.5 million and the NOPV contained a compliance order outlining remedial compliance steps to be undertaken by CRCT. CRCT paid approximately $160,000 of the preliminary assessed civil penalty, is contesting and requesting mitigation of the remainder, and is also requesting reconsideration of the proposed compliance order. Although our Energy segment cannot predict with certainty the ultimate resolution of the claims asserted, it does not believe that the claims in the NOPV will have a material adverse effect on its operations.
CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-20 and Docket No. VII-95-H-11, respectively). WRC and the Oklahoma Department of Environmental Quality ("ODEQ") have entered into a Consent Order (Case No. 15-056) to resolve certain legacy environmental issues related to historical groundwater contamination and the operation of a wastewater conveyance. As of December 31, 2016 and 2015, our Energy segment had environmental accruals of $5 million and $4 million, respectively, which were reflected in the consolidated balance sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders and the ODEQ Consent Order. Accruals were determined based on an estimate of payment costs through 2026, for which the scope of remediation was arranged with the EPA and ODEQ, and were discounted at the appropriate risk free rates at December 31, 2016 and 2015. The accruals include estimated closure and post-closure costs of less than $1 million for the two landfills at both December 31, 2016 and 2015.
CVR's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR's management believes that the accruals established for environmental expenditures are adequate.
In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that requires the reduction of benzene in gasoline by 2011. The MSAT II projects for CRRM and WRC were completed within the compliance deadline of November 1, 2014. The projects were completed at a total cost, excluding capitalized interest, of $48 million for CRRM and $89 million for WRC.
In April 2014, the EPA promulgated the Tier 3 Motor Vehicle Emission and Fuel Standards, which will require that gasoline contain no more than ten parts per million of sulfur on an annual average basis. Refineries must be in compliance with the more stringent emission standards by January 1, 2017; however, compliance with the rule is extended until January 1, 2020 for approved small volume refineries and small refiners. In March 2015, the EPA approved the Wynnewood refinery's application requesting "small volume refinery" status. In June 2016, because it exceeded the EPA’s specified throughput limit for a “small volume refinery.” the Wynnewood refinery became disqualified as a “small volume refinery.” Therefore, the Wynnewood refinery’s compliance deadline was accelerated to December 21, 2018. It is not anticipated that the refineries will require additional controls or capital expenditures to meet the anticipated new standard.
CVR Refining is subject to the Renewable Fuel Standard ("RFS") which requires refiners to either blend "renewable fuels" with their transportation fuels or purchase renewable fuel credits, known as RINs in lieu of blending. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. transportation fuel market, there may be a decrease in demand for petroleum products. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its transportation fuel or purchase RINs in lieu of blending. In 2013, the Wynnewood refinery was subject to the RFS for the first time. CVR Refining is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS.
The cost of RINs has been extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume ("E10 gasoline") is blended into transportation fuel.
On December 14, 2015, the EPA published in the Federal Register a final rule establishing the renewable fuel volume mandates for 2014, 2015 and 2016, and the biomass-based diesel mandate for 2017. On December 12, 2016, the EPA published in the Federal Register a final rule establishing the renewable fuel volume mandates for 2017, and the biomass-based diesel mandate for 2018. The volumes included in the EPA's final rule increase each year, but are lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. The EPA used its waiver authorities to lower the volumes, but its decision to do so for the 2014-2016 compliance years has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit. In addition, the EPA has articulated a policy to incentivize additional investments in renewable fuel blending and distribution infrastructure by increasing the price of RINs.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost of RINs was $206 million, $124 million and $127 million for years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, the petroleum business' biofuel blending obligation was $186 million and $10 million, respectively, which is included in accrued expenses and other liabilities on the consolidated balance sheets. The price of RINs has been extremely volatile and has increased over the last year. The future cost of RINs is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at the its refineries and downstream terminals, all of which can vary significantly from period to period.
In March 2004, CRRM and CRT entered into a Consent Decree (the "2004 Consent Decree") with the EPA and the Kansas Department of Health and Environment (the "KDHE") to resolve air compliance concerns raised by the EPA and KDHE related to Farmland Industries Inc.'s prior ownership and operation of the Coffeyville crude oil refinery and the now-closed Phillipsburg terminal facilities. Under the 2004 Consent Decree, CRRM agreed to reduce emissions of sulfur dioxide, nitrogen oxides and particulate matter from its fluid catalytic cracking unit ("FCCU") by January 1, 2011. In addition, pursuant to the 2004 Consent Decree, CRRM and CRT assumed clean-up obligations at the Coffeyville refinery and the now-closed Phillipsburg terminal facilities.
In March 2012, CRRM entered into a second consent decree (the "Second Consent Decree") with the EPA and KDHE, which replaced the 2004 Consent Decree (other than certain financial assurance provisions associated with corrective action at the refinery and terminal under RCRA). The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012. The Second Consent Decree gave CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA alleged industry-wide non-compliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 95% of the U.S. refining capacity) entering into consent decrees requiring the payment of civil penalties and the installation of air pollution control equipment and enhanced operating procedures. Under the Second Consent Decree, CRRM was required to pay a civil penalty of approximately $0.7 million and complete the installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. In March 2016, the United States District Court for the District of Kansas approved a modification to the Second Consent Decree memorializing an agreement with the EPA and KDHE to modify provisions in the Second Consent Decree relating to the installation of controls to reduce air emissions of sulfur dioxide from the refinery's FCCU. Pursuant to the terms of the modification, CRRM is permitted to use alternative means of control to those currently specified in the Second Consent Decree provided it can meet the limits specified in the modification. As the modification does not require the controls specified in the Second Consent Decree, compliance costs have been reduced by approximately $35.0 million. The additional incremental capital expenditures associated with the Second Consent Decree are expected to be approximately $6.0 million.
In January 2014, the EPA issued an inspection report to the Wynnewood refinery related to a RCRA compliance evaluation inspection conducted in March 2013. In February 2014, ODEQ notified WRC that it concurred with the EPA's inspection findings and would be pursuing enforcement. WRC and ODEQ entered into a Consent Order in June 2015 resolving all alleged non-compliance associated with the RCRA compliance evaluation inspection, as well as issues related to possible soil and groundwater contamination associated with the prior owner's operation of the refinery. The Consent Order requires WRC to take certain corrective actions, including specified groundwater remediation and monitoring measures pursuant to a work plan and replacement of a wastewater conveyance to be approved by ODEQ. ODEQ approved the work plan submitted by WRC on February 1, 2016 and the replacement of a wastewater conveyance on August 15, 2016. WRC is in the process of implementing the specified groundwater remediation and monitoring measures. The costs of complying with the Consent Order are estimated to be approximately $4 million.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. Capital expenditures incurred for environmental compliance and efficiency of the operations were $17 million, $36 million and $101 million for the years ended December 31, 2016, 2015 and 2014, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.
CRRM, CRNF, CRCT, WRC, EDNF and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on CVR's business, financial condition, or results of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit during startup after a short outage as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler. Additionally, there has been no evidence of environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. WRC completed an internal investigation of the incident and cooperated with OSHA in its investigation. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its citations to WRC. OSHA also placed WRC in its Severe Violators Enforcement Program ("SVEP"). WRC is vigorously contesting the citations and OSHA's placement of WRC in the SVEP. Any penalties associated with OSHA's citations are not expected to have a material adverse effect on the consolidated financial statements.
On September 19, 2016, Coffeyville Resources Pipeline, LLC ("CRPLLC"), an indirect wholly-owned subsidiary of CVR Refining, entered into an agreement with Velocity Central Oklahoma Pipeline LLC ("Velocity") related to their joint ownership of Velocity Pipeline Partners, LLC ("VPP"), which will construct, own and operate a crude oil pipeline. CRPLLC holds a 40% interest in VPP. Velocity holds a 60% interest in VPP and serves as the day-to-day operator of VPP. As of December 31, 2016, CRPLLC has contributed approximately $6 million to VPP, which is recorded in other assets on the consolidated balance sheet, and expects to contribute a total of approximately $9 million during the pipeline construction.
Railcar
On October 24, 2014, ARI filed a complaint in United States District Court for the Southern District of New York against GyanSys, Inc. ("GyanSys"). The complaint asserts a claim against GyanSys for breaching its contract with ARI to implement an enterprise resource planning system. ARI's complaint alleges that it has suffered damages in excess of $25 million as a result of GyanSys' breach. GyanSys filed a response to the suit denying its responsibility. It also alleged a counterclaim against ARI for breach of contract and wrongful termination, seeking equitable relief and damages, which GyanSys alleges to be more than $10 million. At this time, ARI does not have sufficient information to reasonably form an estimate of the potential outcome (gain or loss) of this litigation and as a result, no such accrual has been made. On September 9, 2015, the court denied ARI's motion to dismiss the wrongful termination counterclaim. A trial date has been tentatively scheduled for June 12, 2017. However, ARI believes that Gyansys' counterclaims lack merit and will continue to vigorously defend against these counterclaims.
FRA Directive
As previously disclosed, on September 30, 2016 the Federal Railroad Administration ("FRA") issued Railworthiness Directive ("RWD") No. 2016-01 (the "Original Directive"). The Original Directive addressed, among other things, certain welding practices in one weld area in specified DOT 111 tank railcars manufactured between 2009 and 2015 by ARI and ACF. Our Railcar segment met and corresponded with the FRA following the issuance of the Original Directive to express its concerns with the Original Directive and its impact on our Railcar segment, as well as the industry as a whole.
On November 18, 2016 (the "Issuance Date"), the FRA issued RWD No. 2016-01 [Revised] (the "Revised Directive"). The Revised Directive changes and supersedes the Original Directive in several ways.
The Original Directive indicated that approximately 14,800 general purpose tank railcars could be affected. The Revised Directive requires owners to identify their subject tank cars and then from that population identify the 15% of subject tank cars currently in hazardous materials service with the highest mileage in each tank car owner’s fleet. Visual inspection of each of the subject tank railcars is required by the car operator prior to putting any railcar into service. Owners must ensure appropriate inspection, testing and repairs, if needed, within 12 months of the Issuance Date for the 15% of their subject tank railcars identified to be in hazardous materials service with the highest mileage. The FRA will monitor and analyze the results of the 15% sample and has reserved the right to impose additional test and inspection requirements for the remaining fleet of tank cars subject to the Revised Directive.
Our Railcar segment has evaluated its potential exposure related to the Revised Directive and has established a loss contingency of $16 million to cover its probable and estimable liabilities, as of December 31, 2016, with respect to our Railcar segment's response to the Revised Directive, taking into account currently available information and our Railcar segment's contractual obligations in its capacity as both a manufacturer and lessor of railcars subject to the Revised Directive. This amount is included in accrued expenses and other liabilities on the consolidated balance sheet and will continue to be evaluated as our Railcar segment's and its customers' compliance with the Revised Directive progresses and our Railcar segment's understanding of the impact the Revised Directive may have on its business, including results of operations and cash flows, evolves. Actual results could differ from this estimate.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is reasonably possible that a loss exists in excess of the amount accrued our Railcar segment. However, the amount of potential costs and expenses expected to be incurred for compliance with the Revised Directive in excess of the loss contingency of $16 million cannot be reasonably estimated at this time.
Although the Revised Directive addresses some of Railcar segment's concerns and clarifies certain requirements of the Original Directive, our Railcar segment has identified significant issues with the Revised Directive. As a result, in a letter to the FRA dated November 28, 2016, our Railcar segment has requested that the FRA immediately rescind or stay the Revised Directive without reinstating the Original Directive. In addition, our Railcar segment has sought judicial review of and relief from the Revised Directive. On December 13, 2016, our Railcar segment filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit against the FRA. In the petition, our Railcar segment asserted that (i) the Revised Directive was unlawful and inconsistent with administrative law, (ii) the Revised Directive is arbitrary, capricious and inconsistent with law, (iii) the FRA exceeded its authority when it issued the Revised Directive and (iv) the Revised Directive was an improper adjudication under applicable laws. The petition requests that the court review, remand and vacate, defer enforcement of, and/or stay pending review, the Revised Directive. Our Railcar segment cannot assure you that this petition will be successful in reversing or modifying the Revised Directive or if it is successful, whether it will be successful in a reasonable amount of time to benefit railcar owners with cars subject to the Revised Directive. Regardless of the petition, significant uncertainty exists in connection with the Revised Directive and its implementation. Our Railcar segment's attempts to comply with the Revised Directive may fail if it is unable to get clarification from the FRA on a variety of questions and our Railcar segment or other car owners cannot meet the expectations of the FRA in complying with the Revised Directive. Legal fees incurred with respect to this matter will be expensed in the period in which they occur, in accordance with our Railcar segment's accounting policy.
Gaming
Tropicana Evansville Land Lease
Tropicana leases from the City of Evansville, Indiana approximately ten acres of the approximately 20 acres on which Tropicana Evansville is situated. In January 2016 Tropicana and the City of Evansville entered into a sixth amendment to the lease agreement (the "Sixth Amendment"), which was approved by the Indiana Gaming Commission in February 2016, along with Tropicana's application to move its casino operation from its current dockside gaming vessel to a future-developed landside gaming facility. Under the Sixth Amendment, in exchange for Tropicana's commitment to expend at least $50 million to develop a landside gaming facility (the "Tropicana Development Project") along with a pre-payment of lease rent in the amount of $25 million (the "Rental Pre-Payments"), the City of Evansville granted Tropicana a $20 million redevelopment credit (the "Redevelopment Credit"). In December 2015, Tropicana paid the first $12.5 million Rental Pre-Payment, and the second $12.5 million Rental Pre-Payment is due upon the opening of the Tropicana Development Project. Both the Rental Pre-Payments and the Redevelopment Credit will be applied against future rent in equal monthly amounts over a period of one hundred and 120 months commencing upon the opening of the Tropicana Development Project. Under the terms of the lease, as amended by the Sixth Amendment, Tropicana may extend the lease term through November 30, 2055 by exercising renewal options. The current term commenced December 1, 2015 and expires November 30, 2027 under the terms of the Sixth Amendment. Thereafter, Tropicana may extend the lease for a three (3) year term through November 30, 2030, followed by five (5) five-year renewal options through November 30, 2055. Under the terms of the Sixth Amendment, in the event Tropicana decides not to exercise its renewal option(s) and continues to conduct gaming operations in the City of Evansville, the lease may not be terminated and will continue through November 30, 2055, unless Tropicana and the City of Evansville enter into a replacement agreement that includes payments to the City of Evansville in the amount equal to rent payments under the lease. Under the terms of the lease, as amended by the Sixth Amendment, Tropicana is required to pay a percentage of the adjusted gross receipts ("AGR") for the year in rent with a minimum annual rent of no less than $2 million. The percentage rent shall be equal to 2% of the AGR up to $25 million, plus 4% of the AGR in excess of $25 million up to $50 million, plus 6% of the AGR in excess of $50 million up to $75 million, plus 8% of the AGR in excess of $75 million up to $100 million and plus 10% of the AGR in excess of $100 million. In accordance with a prior lease amendment in March 2010, during 2010 Tropicana paid a total of $14 million for the prepayment of rent to the City of Evansville for the period between January 2011 and December 2015.
Pursuant to the terms of the Sixth Amendment, Tropicana has commenced construction of the new landside gaming facility, which will encompass 75,000 square feet of enclosed space (including approximately 45,000 square feet of casino floor, additional food and beverage outlets and back of house space). In addition, pursuant to the Sixth Amendment, Tropicana intends to remove its riverboat casino from its current location, so that the Evansville LST 325 Maritime vessel, a historic warship, can be docked in its place. In addition, Tropicana anticipates making available to the City of Evansville and other

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

parties, space within the existing pavilion building for a ticket counter, museum and/or gift shop to support the Evansville LST 325 Maritime vessel.
Metals
Environmental Matters
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management's judgment and prior experience. PSC Metals has recorded a liability of $28 million and $29 million at December 31, 2016 and 2015, respectively, to remediate these sites. PSC Metals believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.
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
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  In addition, one of PSC Metals' Knoxville locations was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. PSC Metals is exploring a potential settlement of the matter. Currently, PSC Metals cannot assess the impact of any cost or liability associated with these investigations. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of December 31, 2016 and 2015. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.
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
Other Matters
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 89.8% of Icahn Enterprises' outstanding depositary units as of December 31, 2016. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2016 and 2015. If the plans were voluntarily terminated, they would be underfunded by approximately $613 million and $589 million as of December 31, 2016 and 2015, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
In June and July of 2014, the U.S. Attorney’s office for the Southern District of New York and the SEC contacted Icahn Enterprises and Mr. Carl Icahn seeking the production of various documents pertaining to our and Mr. Icahn’s trading activities in various securities. We and Mr. Icahn have cooperated with the requests and provided documents in response to the subpoenas in October 2014. Neither the U.S. Attorney’s office for the Southern District of New York nor the SEC has made any claims or allegations against us or Mr. Icahn and we have not heard back from either office. We maintain a strong compliance program and, while no assurances can be made, at this time we do not believe this inquiry or any proceedings will have a material impact on our business, financial condition, results of operations or cash flows.
Consolidated Leases
Consolidated future minimum lease payments under operating leases with initial terms of one or more years consist of the following at December 31, 2016:

Year	Amount
(in millions)
2017	$245
2018	225
2019	183
2020	155
2021	130
Thereafter	356
$1,294
In connection with the ARL Initial Sale, which is expected to close in the second quarter of 2017, the table above excludes future minimum lease payments under operating leases with initial terms of one or more years aggregating $17 million relating to ARL as of December 31, 2016.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense under operating leases for the years ended December 31, 2016, 2015 and 2014 was $237 million, $145 million and $112 million, respectively.

18.	Subsequent Events.
Icahn Enterprises
Distribution
On February 27, 2017, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about April 18, 2017 to depositary unitholders of record at the close of business on March 13, 2017. Depositary unitholders will have until April 5, 2017 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending April 12, 2017. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Refinancing of 3.50% Senior Unsecured Notes Due 2017
On January 18, 2017, we and a wholly owned subsidiary of ours, Icahn Enterprises Finance (collectively, the “Issuers”), issued $695 million in aggregate principal amount of 6.250% senior notes due 2022 and $500 million in aggregate principal amount of 6.750% senior notes due 2024 (collectively, the "New Notes"). The net proceeds from the sale of the New Notes were approximately $1.192 billion, after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering. These proceeds were used to repay our existing 2017 Notes, including accrued interest, resulting in a de minimis loss on extinguishment during the first quarter of 2017. Interest on the New Notes are payable on February 1 and August 1 of each year, commencing August 1, 2017. The Issuers issued the New Notes under an indenture dated January 18, 2017, among the Issuers, Icahn Enterprises Holdings (the "Guarantor"), and Wilmington Trust Company, as trustee. The indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. Prior to maturity of the New Notes, the Issuers may redeem some or all of the notes at certain times by paying a premium as specified in the indenture, plus accrued and unpaid interest.
The New Notes and the related guarantee are the senior unsecured obligations of the Issuers and rank equally with all of the Issuers’ and the Guarantor’s existing and future senior unsecured indebtedness and senior to all of the Issuers’ and the Guarantor’s existing and future subordinated indebtedness.  All of our senior unsecured notes and the related guarantees are effectively subordinated to the Issuers’ and the Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness.  All of our senior unsecured notes and the related guarantees are also effectively subordinated to all indebtedness and other liabilities of the Issuers’ subsidiaries other than the Guarantor.
In connection with the sale of the New Notes, the Issuers and the Guarantor entered into a certain registration rights agreement dated January 18, 2017 in which the Issuers and the Guarantor have agreed to file a registration statement with the SEC within 120 days of the date of the registration rights agreement and to make an offer to exchange the unregistered New Notes for registered, publicly tradable notes that have substantially identical terms as the New Notes.
Icahn Enterprises Rights Offering
Subsequent to December 31, 2016, Icahn Enterprises commenced a rights offering entitling holders of the rights to acquire newly issued depositary units of Icahn Enterprises. The purposes of the rights offering are to (i) to enhance Icahn Enterprises' depositary unit holder equity; (ii) to endeavor to improve Icahn Enterprises' credit ratings; and (iii) to raise equity capital to be used for general partnership purposes. The rights offering, which expired on February 22, 2017, was fully subscribed with total basic subscription rights and over-subscription rights being exercised resulting in a total of 11,171,104 depositary units to be issued on or about March 1, 2017 and for aggregate proceeds of $600 million. Affiliates of Mr. Icahn fully exercised all of the basic subscription rights and over-subscription rights allocated to them in the rights offering aggregating 10,525,105 additional depositary units. Mr. Icahn and his affiliates owned approximately 90.1% of Icahn Enterprises' outstanding depositary units as of March 1, 2017.
Investment
On February 1, 2017, an affiliate of Mr. Icahn invested $600 million in the Investment Funds.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 1, 2017, we invested $500 million in the Investment Funds.
Automotive
Federal-Mogul Tender Offer
As discussed in Note 3, "Operating Units - Automotive," we commenced the Federal-Mogul Tender Offer which expired on January 18, 2017. As of the expiration, the tendered shares of Federal-Mogul's common stock not already owned by us together with the shares of Federal-Mogul's common stock already owned by us represented approximately 92.4% of the outstanding shares of Federal-Mogul's common stock. Icahn Enterprises accepted for payment all validly tendered shares of Federal-Mogul's common stock that were not properly withdrawn and paid for such shares promptly in accordance with the terms of the Federal-Mogul Tender Offer.
The completion of the Federal-Mogul Tender Offer was the first step in Icahn Enterprises' two-step acquisition of Federal-Mogul pursuant to our agreement and plan of merger with Federal-Mogul. All conditions set forth in the agreement and plan of merger with Federal-Mogul were satisfied and, on January 23, 2017, Icahn Enterprises completed the second and final step of the acquisition, a short-form merger under Delaware law. In the short-form merger, a wholly owned subsidiary of ours merged with and into Federal-Mogul and each share of Federal-Mogul common stock not tendered in the Federal-Mogul Tender Offer, other than those as to which holders exercise appraisal rights under Delaware law and those already held by us, were canceled and automatically converted into the right to receive $10.00 per share in cash, without interest and less any applicable tax withholding.  This is the same price per share paid in the Federal-Mogul Tender Offer. Following the merger, Federal Mogul's common stock ceased to be traded on the NASDAQ Global Select Market. The Federal-Mogul Tender Offer and subsequent short form merger resulted in an aggregate purchase price of $305 million.
As further discussed in 14, "Income Taxes," we have disclosed the details of our Automotive segment's deferred tax assets, including the amount of its tax loss carryforwards and tax credits and the valuation allowance related to these deferred tax assets.  In assessing the recoverability of deferred tax assets, we consider whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position in accordance with FASB ASC Topic 740, Income Taxes.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  In accordance with FASB ASC Topic 740, based upon the level of historic taxable losses and limitations in utilizing the losses generated, we have maintained a deferred tax valuation allowance against a significant portion of our Automotive segment's U.S. tax loss carryforwards and credits.  Pursuant to the completion of the Federal-Mogul Tender Offer and short-form merger on January 23, 2017, Federal-Mogul is now wholly owned by us, which may impact the estimated realization of our Automotive segment's deferred tax assets.  If future consolidated corporate taxable income increases as expected, which may include the income related to the ARL Initial Sale, we will likely realize the benefits of a significant portion of our Automotive segment's U.S. deferred tax assets.  The ARL Initial Sale is expected to close in the second quarter of 2017.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Quarterly Financial Data (Unaudited).
Quarterly financial data for Icahn Enterprises is presented below:

	For the Three Months Ended(1)
	March 31,		June 30,		September 30,		December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in millions, except per unit data)
Net sales	$3,548	$3,565	$4,094	$3,979	$3,904	$3,720	$3,965	$3,340
Gross margin on net sales	425	440	646	655	526	496	502	272
Total revenues	3,127	4,511	4,350	4,984	4,899	3,212	3,972	2,565
Net income (loss)	(1,609)	422	(285)	541	238	(940)	(564)	(2,150)
Net (income) loss attributable to non-controlling interests	772	(261)	216	(329)	(254)	500	358	1,023
Net income (loss) attributable to Icahn Enterprises	(837)	161	(69)	212	(16)	(440)	(206)	(1,127)
Basic income (loss) per LP unit(2)	$(6.21)	$1.28	$(0.50)	$1.68	$(0.12)	$(3.40)	$(1.42)	$(8.56)
Diluted income (loss) per LP unit(2)	$(6.21)	$1.27	$(0.50)	$1.68	$(0.12)	$(3.40)	$(1.42)	$(8.56)

(1)
The comparability of our quarterly financial data is impacted by the acquisitions of certain businesses during both of the years December 31, 2016 and 2015 as discussed in Note 1, "Description of Business and Basis of Presentation."

(2)	Basic and diluted income (loss) per LP unit is computed separately for each quarter and therefore, the sum of such quarterly per LP unit amounts may differ from the total for the year.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2016, is effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 did not include Pep Boys, which was acquired on February 3, 2016. Pep Boy’s revenues and total assets comprised 11% and 6% of our consolidated revenues and total assets for the year ended December 31, 2016, respectively. Pep Boys will be included in our assessment of the effectiveness of internal controls over financial reporting for the year ending December 31, 2017.
Grant Thornton LLP, our independent registered public accounting firm, has audited and issued their reports on Icahn Enterprises' internal control over financial reporting, which appears below.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Icahn Enterprises L.P.

We have audited the internal control over financial reporting of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Partnership’s internal control over financial reporting does not include the internal control over financial reporting of The Pep Boys Manny, Moe and Jack, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 6 and 11 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. As indicated in Management’s Report, The Pep Boys Manny, Moe and Jack was acquired during 2016. Management’s assertion on the effectiveness of the Partnership’s internal control over financial reporting excluded internal control over financial reporting of The Pep Boys Manny, Moe and Jack.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements.
/s/GRANT THORNTON LLP

New York, New York
March 1, 2017

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The names, offices held and ages of the directors and executive officers of Icahn Enterprises G.P., Inc. ("Icahn Enterprises GP") as of March 1, 2017 are as follows:

Name	Age	Position
Carl C. Icahn	81	Chairman of the Board
Keith Cozza	38	President, Chief Executive Officer and Director
SungHwan Cho	42	Chief Financial Officer and Director
Peter Reck	50	Chief Accounting Officer
William A. Leidesdorf	71	Director
James L. Nelson	67	Director
Jack G. Wasserman	80	Director
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
Carl C. Icahn has served as chairman of the board and a director of Starfire Holding Corporation, a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly owned subsidiary of Icahn Enterprises L.P. ("Icahn Enterprises") and Icahn Enterprises Holdings L.P. ("Icahn Enterprises Holdings") and certain related entities, Mr. Icahn's principal occupation is managing the private investment funds comprising our Investment segment. Since November 1990, Mr. Icahn has been chairman of the board of Icahn Enterprises GP, the general partner of Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn has been: chairman of the board of CVR Refining GP, LLC, the general partner of CVR Refining, LP, since January 2013; chairman of the board of CVR Energy, Inc., since June 2012; chairman of the board of Tropicana Entertainment Inc. since March 2010; President and a member of the executive committee of XO Holdings, a competitive provider of telecom services since September 2011, and chairman of the board and a director of its predecessors since January 2003; Mr. Icahn was previously: a director of Federal-Mogul Holdings LLC (formerly known as Federal-Mogul Holdings Corporation), or Federal-Mogul, from December 2007 to May 2015, and the non-executive chairman of the board of Federal-Mogul from January 2008 to May 2015; a director of American Railcar Leasing LLC from June 2004 to July 2014; and chairman of the board and a director of American Railcar Industries, Inc. from 1994 to 2014; a director of WestPoint Home LLC, from October 2005 until December 2011; and a director of Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, from July 1993 to July 2010.
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
Mr. Icahn is currently serving as a special advisor to President Donald J. Trump on issues relating to regulatory reform.
Keith Cozza has served as President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings, and their general partner, Icahn Enterprises GP, since February 2014, and as a director since September 2012. Mr. Cozza served as Executive Vice President from February 2013 to February 2014. Mr. Cozza has served as Chief Operating Officer of Icahn Capital, a wholly owned subsidiary of Icahn Enterprises and Icahn Enterprises Holdings, since February 2013.  Mr. Cozza has served as Chief Financial Officer of Icahn Associates Holding LLC, a company controlled by Carl C. Icahn, since 2006.  From 2004 to 2006 Mr. Cozza served as Controller at Icahn Associates Holding LLC. Prior to that Mr. Cozza was a senior assurance associate at Grant Thornton LLP.
Mr. Cozza has been a director of: Federal-Mogul Holdings LLC (formerly known as Federal-Mogul Holdings Corporation), a supplier of automotive powertrain and safety components, since January 2017; The Pep Boys - Manny, Moe & Jack, an automotive parts installer and retailer, since February 2016; IEH Auto Parts LLC, since June 2015; Tropicana Entertainment Inc., since February 2014; PSC Metals Inc., since February 2014; Herbalife Ltd., a nutrition company, since April 2013 and XO Holdings, a competitive provider of telecom services, since August 2011. Mr. Cozza has also been a member of the Executive Committee of American Railcar Leasing LLC since June 2014. Mr. Cozza was previously a director of: FCX Oil & Gas Inc., a wholly-owned subsidiary of Freeport-McMoRan Inc., from October 2015 to April 2016; CVR Refining GP, LLC, the general partner of CVR Refining, LP, from January 2013 to February 2014; and MGM Holdings Inc., an entertainment company focused on the production and distribution of film and television content, from April 2012 to August 2012. XO Holdings is indirectly controlled by Carl C. Icahn. Mr. Icahn also has or previously had non-controlling interests in Freeport-McMoRan, Herbalife and MGM Holdings through the ownership of securities.
Mr. Cozza brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In particular, his experience as Chief Financial Officer of Icahn Associates Holding LLC enables him to understand the complex business and financial issues that we may face.
SungHwan Cho has served as Chief Financial Officer of Icahn Enterprises and Icahn Enterprises Holdings and their general partner, Icahn Enterprises GP, since March 2012 and as a director since September 2012. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises and Icahn Enterprises Holdings from October 2006 to February 2012. From 2004 to 2006, Mr. Cho served as director of finance for Atari, Inc., a publisher of interactive entertainment products. From 1999 to 2002, Mr. Cho served as director of corporate development and director of product development at Talk America, a telecommunications provider to small business and residential customers. From 1996 to 1999, he was an investment banker at Salomon Smith Barney in New York and Tokyo.
Mr. Cho has been a director of: Trump Entertainment Resorts, Inc. since February 2016; The Pep Boys - Manny, Moe & Jack since February 2016; Ferrous Resources Limited, since June 2015; IEH Auto Parts LLC, an automotive parts distributor, since June 2015; American Railcar Leasing LLC, since September 2013; CVR Refining GP, LLC, the general partner of CVR Refining, LP since January 2013; CVR Energy, Inc., since May 2012; CVR GP, LLC, the general partner of CVR Partners LP, since May 2012; Federal-Mogul Holdings LLC (formerly known as Federal-Mogul Holdings Corporation), since May 2012; XO Holdings, a competitive provider of telecom services, since August 2011; American Railcar Industries, Inc., since June 2011; Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 until November 2013; WestPoint Home LLC, since January 2008; PSC Metals Inc., since December 2006; and Viskase Companies, Inc., since November 2006. XO Holdings is indirectly controlled by Carl C. Icahn. Mr. Icahn also previously had a non-controlling interest in Take-Two Interactive Software through the ownership of securities.
Mr. Cho brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In particular, his service as Chief Financial Officer of Icahn Enterprises and Icahn Enterprises Holdings enables him to understand the complex business and financial issues that we may face.
Peter Reck has served as Chief Accounting Officer of our general partner, Icahn Enterprises GP, since March 2012, and as its Secretary since April 2012. Mr. Reck was Controller of Icahn Enterprises and Icahn Enterprises Holdings from November 2005 to March 2012. Since March 2012, Mr. Reck has served as director of: The Pep Boys - Manny, Moe & Jack, since February 2016; and Viskase Companies, Inc. since March 2012. Previously, Mr. Reck served as Controller of Family Office and Treasurer of Philanthropies for Bromor Management, the Family Office of Charles Bronfman. Mr. Reck also served as Controller for the Bank of Uruguay and worked at KPMG LLP in their audit practice.
William A. Leidesdorf has served as a director of Icahn Enterprises GP since March 1991 and is a member of our audit committee. Mr. Leidesdorf has served as a director and member of the audit committee of Tropicana Entertainment Inc., since May 2014, and a director of IEH Auto Parts LLC, since June 2015. Mr. Leidesdorf previously served as: a director and member of the audit committee of American Entertainment Properties Corp., a subsidiary of Icahn Enterprises, from December 2003 to March 2013; a director of Renco Steel, during its bankruptcy, its subsidiary, WCI Steel, Inc., a steel producer which filed for Chapter 11 bankruptcy protection and Simpson Housing Limited Partnership, a privately held real estate investment trust; an owner and a managing director of Renaissance Housing, LLC, and a company primarily engaged in the acquisition of multifamily housing and, the owner and managing director of Renaissance Hamptons Mayfair, LLC, a company primarily engaged in acquiring multifamily residential properties from 2008 until April 2015; and a principal in Bedrock Investment Management Group, LLC, a company engaged in the acquisition of troubled residential subdivisions, from 2008 until December 2014.
Mr. Leidesdorf brings to his service as a director his significant business experience and leadership role as a director in various companies including certain of our subsidiaries. His experience has enabled him to understand the complex business and financial issues that companies may face. Mr. Leidesdorf has also had experience with large-scale real estate workouts and has been responsible for managing real estate portfolios for a number of institutions, including responsibility for audits and compliance with various federal and state regulatory authorities.
James L. Nelson has served as a director and member of the audit committee of the general partner of Icahn Enterprises L.P. since June 2001. Mr. Nelson has also served as a director of: New York REIT, Inc., a publicly traded real estate investment trust, since November 2015; and Herbalife Ltd., a nutrition company in which Mr. Icahn holds a non-controlling interest through the ownership of securities, since April 2014. Mr. Nelson has served as a director of IEH Auto Parts LLC, an automotive parts distributor, since June 2015. Mr. Nelson previously served as: a director and member of the compensation, governance and strategic alternatives committees of Voltari Corporation, a commercial real estate company controlled by Mr. Icahn, from June 2011 through September 2015 (and, from January 2012 through September 2015, served as Chairman of its Board of Directors); a director of VII Peaks Co-Optivist Income BDC II, Inc., an externally managed, closed-end management investment company, from November 2013 through August 2014; a director of Ubiquity Broadcasting Corporation, a vertically integrated, technology-focused media company, from April 2014 to August 2014; a director and member of the audit committee of Tropicana Entertainment Inc. from March 2010 to May 2014; a director and member of the Governance and Nominating Committee of SITO Mobile, Ltd., a technology-based mobile solutions provider serving businesses, advertisers and brands, from May 2013 to April 2014; a director and member of the audit committee of Take Two Interactive Software, Inc., a publisher, developer, and distributor of video games and video game peripherals in which Mr. Icahn previously held an interest through the ownership of securities, from April 2010 through November 2013; a director and as chairman of the audit committee of the board of directors of Cequel Communications, an owner and operator of a large cable television system, from April 2008 to November 2012; and a director and chairman of the audit committee of Viskase Companies, Inc. from April 2003 through April 2010.
Mr. Nelson brings to his service as a director his significant experience and leadership roles serving as chief executive officer, director and chairman of the audit committee of various companies.
Jack G. Wasserman has served as a director and the Chairman of the audit committee of the general partner of Icahn Enterprises L.P., since December 1993. Mr. Wasserman has also served as a director of Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, a company controlled by Mr. Icahn, since December 1998. Mr. Wasserman has served as a director and member of the audit committee of Trump Entertainment Resorts, Inc., since February 2016, and as a director of IEH Auto Parts LLC since June 2015. Mr. Wasserman has been engaged in the practice of law as a sole practitioner, since September 2001. Mr. Wasserman previously served as: a director of Wendy's, a franchisor of the Wendy's restaurant system,  as the chairman of the ERISA committee of Wendy’s and as a member of the audit and compensation committees of Wendy's, from March 2004 to June 2015; a director and chairman of the audit committee of American Entertainment Properties Corp. a subsidiary of Icahn Enterprises, from December 2003 to March 2013; and a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm, and its predecessors, from 1966 until 2001. He is a current and past director of numerous not-for-profit organizations. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida and the District of Columbia.
Mr. Wasserman brings to his service as a director his significant experience and leadership roles as a director of various public companies. In addition, Mr. Wasserman practiced law for almost 40 years with the law firm of Wasserman, Schneider, Babb & Reed of which he was a senior partner; the firm concentrated its practice in international trade and related corporate matters, primarily for Fortune 500-type companies operating in a broad range of industries, and he is familiar with financial statements and domestic and trans-border transactions.
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
Our audit committee has twelve regularly scheduled meetings each year, and numerous other meetings when circumstances require. Eight meetings are held in connection (a) with the audit committee's review, together with our senior management, the senior management of our subsidiaries, and representatives of our independent auditor, of our quarterly reports on Form 10-Q and our annual report on Form 10-K and (b) telephone conferences with the senior management of each of our subsidiaries. Four meetings are held with our Chief Financial Officer, Chief Accounting Officer, and Chief Auditor, who report to the audit committee on company-wide developing financial and related matters. At the time of the annual report on Form 10-K, the audit committee meets in executive session, and also meets separately with our independent auditor and our senior management. Our audit committee holds two annual executive sessions. When necessary, our audit committee holds informal meetings, meets with its independent counsel, and, when appropriate, with independent financial advisers.
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
Audit Committee Report
The audit committee has confirmed that: (1) the audit committee reviewed and discussed our audited financial statements for the year ended December 31, 2016 with management; (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU§380); (3) the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1; and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the board of directors that our audited financial statements for the year ended December 31, 2016 be included in this Report.
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
NASDAQ Corporate Governance Compliance
Pursuant to Rule 5615(a)(4)(J) of the NASDAQ corporate governance requirements, in the event that an executive officer of Icahn Enterprises' or Icahn Enterprises Holdings', or a person performing an equivalent role, becomes aware of any noncompliance with NASDAQ's corporate governance requirements, he or she is required to provide prompt notice to NASDAQ of such noncompliance. As of March 1, 2017, we believe that we are compliant with NASDAQ's corporate governance requirements.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of common stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings, we believe that all reports required by Section 16(a) were timely filed.

Item 11. Executive Compensation.
Company Structure and Reporting Requirements
Icahn Enterprises is a master limited partnership ("MLP") and is not subject to the proxy solicitation rules as required by section 14A of the Exchange Act or §240.14a-20. Furthermore, because Icahn Enterprises has not ever been a TARP recipient, as defined in section 111(a)(3) of the Emergency Economic Stabilization Act of 2008, it is not subject to §240.14a-20. As a MLP, pursuant to Icahn Enterprises' partnership agreement, the general partner, Icahn Enterprises GP, has exclusive management powers over the business and affairs of Icahn Enterprises. That is, Icahn Enterprises GP’s stockholders have the right to elect members of Icahn Enterprises GP's board of directors, who, in turn, elect the officers of Icahn Enterprises. Accordingly, Icahn Enterprises does not hold annual meetings to elect its directors.
Compensation Discussion and Analysis
The following section provides an overview and analysis of our compensation programs, the compensation decisions we have made under those programs, and the factors we considered in making those decisions. Later in this section, under the heading “Additional Information Regarding Executive Compensation,” we provide a table containing specific information about the compensation earned by the following individuals in 2016, whom we refer to as our named executive officers:

•	Carl C. Icahn, Chairman of the Board(1)

•	Keith Cozza, President and Chief Executive Officer(2)

•	SungHwan Cho, Chief Financial Officer(3)

•	Peter Reck, Chief Accounting Officer
(1) In addition, Mr. Icahn serves as Chief Executive Officer of our subsidiary, Icahn Capital and of the General Partners.
(2) In addition, Mr. Cozza also serves as the Chief Operating Officer of Icahn Capital, serves as director of Icahn Enterprises and Icahn Enterprises Holdings and holds officer and/or director positions at certain of our other subsidiaries.
(3) In addition, Mr. Cho serves as a director of Icahn Enterprises and Icahn Enterprises Holdings.
The discussion below is intended to help you understand the detailed information provided in the table and put that information into context within our overall compensation program.
Overview of Compensation Program
Throughout this narrative discussion and in the accompanying table, we refer to our named executive officers. The key compensation package provided to our named executive officers consists of (i) base salary, (ii) incentive compensation and (iii) other benefits. The key compensation provided to our named executive officers for 2016 consisted of salary and bonuses. See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for the compensation received by each of our named executive officers for 2016. Executive compensation levels and bonuses are established based upon the recommendation of our chairman, which are discussed with members of the board. The board of directors does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.

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
Determination of Appropriate Pay Levels
We compete with many other companies for experienced and talented executives. Although we do not benchmark compensation against a specified peer group of companies, we review and consider market information regarding pay practices in the real estate and finance industries generally in assessing the reasonableness of compensation and ensuring that compensation levels remain competitive in the marketplace.
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
Determination of Bonuses
The Company believes that bonuses are an integral component of compensation that is an important way to motivate and reward performance of our employees. The Company does not have a formula or pre-established policy for determining either salary levels or bonuses; bonuses are discretionary. In addition, in order that we remain competitive in the marketplace, we may review market information regarding pay practices in the real estate and finance industries generally in determining bonuses. Generally, bonuses are determined by various factors, including, but not limited to, the achievement of financial goals and other Company goals that are determined to be critical to the success of the Company, overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork for each individual.
Allocation of Compensation
There is no pre-established policy or target for the allocation of compensation. As we are a limited partnership and a controlled entity, under the NASDAQ listing rules, our status as a limited partnership exempts us from certain corporate governance rules, including the requirement to maintain a compensation committee. In 2016, the total compensation granted to named executive officers was in the form of cash compensation.
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
See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for detailed information on the compensation received by each of our named executive officers for 2016.

Bonus
For 2016, Messrs. Cozza, Cho and Reck received discretionary bonuses of $2,500,000, $1,200,000 and $215,000, respectively.
401(k) Plan and Other Benefits
For 2016, Messrs. Cozza, Cho and Reck were our only named executive officers participating in our qualified Icahn Enterprises Holdings 401(k) Plan, or the 401(k) Plan, and thus received matching contributions for 2016. The matching contributions for the respective named executive officer in 2016 are disclosed in our Summary Compensation Table under “All Other Compensation” and in the related footnote. Mr. Icahn was our only named executive who did not participate in the 401(k) Plan for 2016. All of our named executive officers are entitled to receive medical, dental and paid time-off benefits that are offered to all of our employees and are designed to enable us to attract and retain our workforce in a competitive environment. Our 401(k) Plan helps employees save and prepare financially for retirement. Health and paid time-off benefits help ensure that we have a productive and focused workforce.
Our qualified 401(k) Plan allows employees to contribute up to 50% of their eligible compensation, up to the limits imposed by the Internal Revenue Code, as amended on a pre-tax basis. We currently match, within prescribed limits, 50% of eligible employees' contributions up to 6.25% of their eligible compensation. Participants choose to invest their account balances from an array of investment options as selected by plan fiduciaries from time to time. The 401(k) Plan provides distributions in a lump sum. Under certain circumstances, loans and withdrawals are permitted.
Perquisites
The total value of all perquisites and personal benefits (exclusive of 401(k) matching contributions) provided to each of our named executive officers for 2016, 2015 and 2014 was less than $10,000 per person, except for Mr. Icahn, for whom perquisites and other benefits are identified in the Summary Compensation Table under the “All Other Compensation” column and in related footnotes.
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
William A. Leidesdorf
James L. Nelson
Jack G. Wasserman
Compensation Committee Interlocks and Insider Participation
During 2016, our entire board of directors, including Mr. Icahn, participated in deliberations concerning executive compensation. During 2016, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our board of directors.

Additional Information Regarding Executive Compensation
The following table sets forth information in respect of the compensation earned for services to us and/or our subsidiaries by each of our named executive officers for 2016.
Summary Compensation Table

	Annual Compensation(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Carl C. Icahn(2) Chairman of the Board	2016	1	—	104,910	(3)	104,911
	2015	1	—	137,227	(3)	137,228
	2014	1	—	105,532	(3)	105,533

Keith Cozza(4) President and Chief Executive Officer	2016	1,557,736	2,500,000	10,779	(3)	4,068,515
	2015	1,569,498	2,500,000	10,466	(3)	4,079,964
	2014	1,505,567	2,000,000	9,284	(3)	3,514,851

SungHwan Cho (5) Chief Financial Officer	2016	822,616	1,200,000	10,779	(3)	2,033,395
	2015	649,267	1,200,000	10,562	(3)	1,859,829
	2014	513,466	1,000,000	9,326	(3)	1,522,792

Peter Reck (6) Chief Accounting Officer	2016	300,000	215,000	9,774	(3)	524,774
	2015	301,154	215,000	9,801	(3)	525,955
	2014	280,000	210,000	8,514	(3)	498,514

(1)
Pursuant to applicable regulations, certain columns of the Summary Compensation Table have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, any of our subsidiaries or by Icahn Enterprises GP, which was subsequently reimbursed by us, required to be reported in those columns.

(2)
The salary indicated above represents compensation paid to Mr. Icahn in each of 2016, 2015 and 2014 for his services as Chief Executive Officer of our subsidiary, Icahn Capital, and of the General Partners. Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP and as Chairman and Chief Executive Officer of Icahn Capital and Chief Executive Officer of the General Partners for which he currently receives an annual base salary of $1 per annum. Mr. Icahn does not receive director fees from us.

(3)
Represents other compensation paid to the following named executive officers: (i) Carl C. Icahn, $20,107, $18,719 and $17,559, in medical and dental benefits for 2016, 2015 and 2014, respectively; $955 in life insurance paid by us for both 2016 and 2015 and $173 for 2014; and in his capacity as the Chairman of the board of directors of Federal-Mogul, $83,848, $118,508 and $87,800 representing the incremental cost of Mr. Icahn's personal use of Federal-Mogul's corporate aircraft for 2016, 2015 and 2014, respectively. Mr. Icahn received no fees or compensation from Federal-Mogul for 2016, 2015 and 2014 other than the use of the corporate aircraft as discussed above. The calculation of incremental cost for the personal use of Federal-Mogul's corporate aircraft includes the variable costs incurred as a result of personal flight activity, which are comprised of a portion of ongoing maintenance and repairs, aircraft fuel, airport fees, catering, and fees and travel expenses for the flight crew. The use of the aircraft for personal use by Mr. Icahn was approved by the board of directors and the Compensation Committee of Federal-Mogul; (ii) Mr. Cho, $8,438, $8,221 and $8,167 in matching contributions under our 401(k) Plan for 2016, 2015 and 2014, respectively; $1,386, $1,386 and $986 in medical and dental benefits paid by us for 2016, 2015 and 2014, respectively; and $955 in life insurance premiums paid by us for both 2016 and 2015 and $173 for 2014; (iii) Mr. Reck, $8,291, $8,342 and $7,977 in matching contributions under our 401(k) Plan for 2016, 2015 and 2014, respectively; $764, $764 and $364 in medical and dental benefits paid by us for 2016, 2015 and 2014, respectively; and $719, $695 and $173 in life insurance premiums paid by us for 2016, 2015 and 2014, respectively; (iv) Mr. Cozza, $8,438 in matching contributions under our 401(k) Plan for 2016, and $8,125 for both 2015 and 2014; $1,386 in medical and dental benefits paid by us for 2016, and $986 for both 2015 and 2014, respectively; $955 in life insurance premiums paid by us for both 2016 and 2015 and $173 for 2014. In each of 2016, 2015 and 2014, to the extent that a named executive officer participated in our 401(k) Plan, we made a matching contribution to his individual 401(k) Plan account in the amount of one-half (1/2) of up to the first six and one-quarter (6.25%) percent of eligible compensation

(within prescribed limits) contributed by the employee. Mr. Icahn did not participate in the 401(k) plan during 2016, 2015 and 2014 and thus did not receive any matching contributions for those fiscal years.
(4) Mr. Cozza served as Executive Vice President of Icahn Enterprises and Icahn Enterprises Holdings from February 20, 2013 through February 4, 2014. Effective February 5, 2014, Mr. Cozza was appointed as President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings. In addition, Mr. Cozza serves as the Chief Operating Officer of Icahn Capital and holds officer and/or director positions at certain of our other subsidiaries. During 2016, Mr. Cozza received a salary of $1,557,736 and a bonus of $2,500,000, which was determined based on various factors, including, but not limited to, overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork.
(5) Mr. Cho served as Chief Financial Officer of Icahn Enterprises and Icahn Enterprises Holdings since March 2012. During 2016, Mr. Cho received a salary of $822,616 and a bonus of $1,200,000, which was determined based on various factors, including, but not limited to overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork. The increase in salary for Mr. Cho in 2016 relative to 2015 was primarily due to his individual job performance, coupled with the fact that Mr. Cho had played a key role with respect to the disposition of ARL during 2016.
(6) Mr. Reck served as Chief Accounting Officer of Icahn Enterprises and Icahn Enterprises Holdings since March 2012. During 2016, Mr. Reck received a salary of $300,000 and a bonus of $215,000 which was determined based on various factors, including, but not limited to overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork.
Each of our executive officers may perform services for affiliates of Mr. Icahn for which we receive reimbursement. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”
There are no family relationships between or among any of our directors and/or executive officers.
Employment Agreements
We currently do not have any employment agreements with our named executives.
Stock Award, Option and Non-Equity Incentive Plans
We do not have any stock award, option or non-equity incentive plans with respect to our named executives.
Potential Payments Upon Termination or Change in Control
We do not have any employment agreements or other arrangements pursuant to which any of our employees would have received potential payments upon termination or change in control as of December 31, 2016.
Director Compensation
The following table provides compensation information for our directors in 2016, except for Messrs. Icahn, Cho and Cozza. Compensation received by Messrs. Icahn, Cho and Cozza is included in the Summary Compensation Table. Messrs. Icahn, Cho and Cozza did not receive compensation for serving as director of the Icahn Enterprises and Icahn Enterprises Holdings.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
William A. Leidesdorf	35,000	—	35,000
James L. Nelson	35,000	—	35,000
Jack G. Wasserman	40,000	—	40,000
Each director will hold office until his successor is elected and qualified. During 2016, Messrs. Wasserman, Leidesdorf and Nelson each received $35,000 in respect of their services rendered as members of our board of directors. In addition, Mr. Wasserman received an additional $5,000 for serving as the chairman of the audit committee.
Directors receive only cash compensation, if applicable, and currently are not granted any options, units or other equity-based awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.
As of March 1, 2017, affiliates of Mr. Icahn, owned 140,524,155 of Icahn Enterprises' depositary units, or approximately 90.1% of Icahn Enterprises' outstanding depositary units. In accordance with the listing rules of NASDAQ, Icahn Enterprises' status as a limited partnership affords Icahn Enterprises an exemption from certain corporate governance requirements which includes an exemption from the requirement to have compensation and nominating committees consisting entirely of independent directors. Icahn Enterprises GP's board of directors presently consists of three independent directors and the audit committee consists entirely of independent directors.
The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP. Thus, since Mr. Icahn, through affiliates, currently holds approximately 90.1% of Icahn Enterprises' outstanding depositary units, Icahn Enterprises GP will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn's consent. Moreover, under the partnership agreement, the affirmative vote of Icahn Enterprises GP and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue Icahn Enterprises in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of Icahn Enterprises Holdings, to consent to certain proposals submitted for the approval of the limited partners of Icahn Enterprises Holdings. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.
The following table provides information, as of March 1, 2017, as to the beneficial ownership of the depositary units for each director of Icahn Enterprises GP and all directors and executive officers of Icahn Enterprises GP, as a group. Except for Mr. Icahn, none of our named executive officers or directors beneficially owns more than 5% of Icahn Enterprises' depositary units.

Name of Beneficial Owner	Beneficial Ownership of Icahn Enterprises' Depositary Units		Percent of Class
Carl C. Icahn	140,524,155	(a) (b)	90.1%
Keith Cozza	2,000		*
SungHwan Cho	1,100		*
Jack G. Wasserman	862		*
James L. Nelson	1,292		*
Peter Reck	—		—%
William A. Leidesdorf	—		—%
All Directors and Executive Officers as a Group (seven persons)	140,529,409		90.1%
* Less than 1% of total outstanding depositary units of Icahn Enterprises.

(a) The foregoing is exclusive of a 1.99% ownership interest which Icahn Enterprises GP holds by virtue of its 1% general partner interest in each of us and Icahn Enterprises Holdings.

(b) The following footnotes describe Mr. Icahn's beneficial ownership of Icahn Enterprises' depositary units:

(1)
CCI Onshore LLC ("CCI Onshore") beneficially owns 31,704,855 Depositary Units. High Coast Limited Partnership ("High Coast") is the sole member of CCI Onshore. Little Meadow Corp. ("Little Meadow") is the general partner of High Coast. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn, Little Meadow and High Coast (by virtue of their relationships to CCI Onshore) may be deemed to indirectly beneficially own the Depositary Units which CCI Onshore owns. Each of Mr. Icahn, Little Meadow and High Coast disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(2)
Gascon Partners ("Gascon") beneficially owns 19,264,759 Depositary Units. Little Meadow is the managing general partner of Gascon. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Little Meadow (by virtue of their relationships to Gascon) may be deemed to indirectly beneficially own the Depositary Units which Gascon owns. Each of Mr. Icahn and Little Meadow disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(3)
High Coast beneficially owns 68,599,657 Depositary Units. Little Meadow is the general partner of High Coast. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Little Meadow (by virtue of their relationships to High Coast) may be deemed to indirectly beneficially own the Depositary Units which High Coast owns. Each of Mr. Icahn and Little Meadow disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(4)
Highcrest Investors LLC ("Highcrest") beneficially owns 15,723,298 Depositary Units. Starfire Holding Corporation ("Starfire") beneficially owns 100% of Highcrest. Carl C. Icahn beneficially owns 100% of Starfire. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Starfire (by virtue of their relationships to Highcrest) may be deemed to indirectly beneficially own the Depositary Units which Highcrest owns. Each of Mr. Icahn and Starfire disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(5)
Thornwood Associates Limited Partnership ("Thornwood") beneficially owns 5,231,586 Depositary Units. Barberry Corp. ("Barberry") is the general partner of Thornwood. Carl C. Icahn beneficially owns 100% of Barberry. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Barberry (by virtue of their relationships to Thornwood) may be deemed to indirectly beneficially own the Depositary Units which Thornwood owns. Each of Mr. Icahn and Barberry disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(6)
Does not include 12,000 Depositary Units owned by Gail Golden, the wife of Mr. Icahn. Mr. Icahn, by virtue of his relationship to Ms. Golden, may be deemed to beneficially own such Depositary Units. Mr. Icahn disclaims beneficial ownership of such Depositary Units for all purposes.

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
During 2016, we declared four quarterly distributions aggregating $6.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash. As a result of the above declared distributions, during 2016 we distributed an aggregate 12,574,723 of Icahn Enterprises' depositary units to those Depositary unitholders who elected to receive such distributions in additional depositary units, of which an aggregate of 12,279,865 depositary units were distributed to Mr. Icahn and his affiliates.
During 2016, Mr. Icahn and his affiliates elected to receive a majority of their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 89.8% of Icahn Enterprises' outstanding depositary units as of December 31, 2016. Mr. Icahn and his affiliates have indicated that it is their intention to continue to elect to receive the distribution in additional depositary units for the foreseeable future.

On February 27, 2017, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit, which will be paid on or about April 18, 2017 to depositary unitholders of record at the close of business on March 13, 2017. Depositary unitholders will have until April 5, 2017 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending April 12, 2017. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
In 2016, Icahn Enterprises GP was allocated $22 million of our net loss attributable to Icahn Enterprises as a result of its combined 1.99% general partner interests in us and Icahn Enterprises Holdings.
Pursuant to registration rights agreements, Mr. Icahn has certain registration rights with regard to the depositary units beneficially owned by him.
Investments in the Investments Funds
We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. Additionally, Mr. Icahn and his affiliated entities may also invest in securities in which Icahn Enterprises and its consolidated subsidiaries invest. Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), make investments in the Investment Funds. During 2016, affiliates of Mr. Icahn invested $505 million in the Investment Funds and had redemptions of $7 million from the Investment Funds. As of December 31, 2016, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $3.7 billion, representing approximately 69% of the Investment Funds' assets under management.
Other Related Party Transactions
On April 1, 2010, Icahn Enterprises and Icahn Capital, a wholly owned indirect subsidiary of Icahn Enterprises, entered into a co-manager agreement (the "Co-Manager Agreement") with Brett Icahn, the son of Carl C. Icahn. At that time Icahn Capital also entered into a co-manager agreement on the same terms with another individual. Under the Co-Manager Agreement, Brett Icahn serves as a co-portfolio manager of the Sargon Portfolio, a designated portfolio of assets within the Investment Funds comprising Icahn Enterprises' Investment segment.
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
The Co-Manager Amendment modified certain provisions of the 2012 Co-Manager Agreement solely as they related to the shares of common stock of Netflix, Inc., a Delaware corporation, held within the New Sargon Portfolio (the “Designated Shares”). Pursuant to the 2013 Co-Manager Amendment, up to 85% of the Designated Shares may be sold by Icahn Enterprises and Icahn Capital without the consent of the Co-Managers. Following the sale of any of the Designated Shares without the consent of the Co-Managers, Icahn Enterprises and Icahn Capital must make available to the New Sargon Portfolio an amount in cash or cash equivalents equal to the proceeds received from such sale. Further, pursuant to the Amendment, the shares sold without consent of the Co-Managers will be deemed to remain in the New Sargon Portfolio on a notional basis for the purposes of calculating the market value of the New Sargon Portfolio in connection with the determination of gain in the New Sargon Portfolio.
During the year ended December 31, 2016, amounts due to Brett Icahn under these agreements by the Investment Funds decreased by approximately $33 million. There was no balance due to Brett Icahn by Icahn Enterprises and Icahn Capital at

December 31, 2016, pursuant to the terms of the Co-Manager Agreement, 2012 Co-Manager Agreement and 2013 Co-Manager Agreement. The Co-Manager Agreements, as amended, expired on July 31, 2016 in accordance and in full compliance with their terms and conditions.
 On August 1, 2016, Brett Icahn and David Schechter (collectively, the "Consultants") entered into consulting agreements with Icahn Enterprises under which they will exclusively provide Carl C. Icahn investment advice with respect to his investment strategy for the Investment segment and with respect to capital allocation across Icahn Enterprises’ various operating subsidiaries. The consulting agreements expire on August 1, 2017. Pursuant to the agreements, Icahn Enterprises will pay the Consultants a fee that will be determined by Carl C. Icahn, in his full and sole discretion, at the end of the consulting term based on his determination of the Consultants' performance. For the avoidance of doubt, the Consultants agree that, at Carl C. Icahn's full and sole discretion, this fee for services provided may be as little as zero dollars and shall in no event exceed $120,000.
Icahn Capital paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Carl C. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services. During the year ended December 31, 2016, under a separate expense-sharing agreement, we have charged Icahn Affiliates approximately $3 million for such services.
Icahn Capital pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent); Icahn Capital shall be allocated pro rata for such expenses in accordance with each investor's capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally when such expenses are paid. During the year ended December 31, 2016, $34 million was allocated to the Investment Funds based on this expense-sharing arrangement.
During the year ended December 31, 2016, we paid an affiliate $1 million for the non-exclusive use of office space.
During the year ended December 31, 2016, we paid $2 million to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunications services
During the year ended December 31, 2016, our Holding Company provided certain professional services to an Icahn affiliate for which we charged $3 million.
During the year ended December 31, 2016, Federal-Mogul made purchases from Hertz Global Holdings Inc. ("Hertz") and Xerox Corporation ("Xerox") of $2 million and $5 million, respectively, and had sales to Navistar, Inc. ("Navistar") of $15 million. We and affiliates of Mr. Icahn have a non-controlling ownership in Hertz, Xerox and Navistar.
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
ARI purchased $7 million of components from ACF during the year ended December 31, 2016.
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee on the basis that the terms of the agreement were not materially less favorable to ARI than those that could have been obtained in a comparable transaction with an unrelated person. Under this agreement, ARI provides purchasing support and engineering services to ACF in connection with ACF’s manufacture and sale of tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a nonexclusive, non-assignable license to certain of ARI’s intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell tank railcars during the term of the agreement. In December 2015, ARI and ACF amended this agreement to, among other provisions, extend the termination date to December 31, 2017 from December 31, 2016, subject to certain early termination events.
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
Under the agreement, ACF had the exclusive right to manufacture and sell subject tank railcars for any new orders scheduled for delivery to customers on or before January 31, 2014. ARI has the exclusive right to any sales opportunities for tank railcars for any new orders scheduled for delivery after that date and through termination of the agreement. ARI also has the right to assign any sales opportunity to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Any sales opportunity accepted by ACF will not be reflected in ARI’s orders or backlog.
During the year ended December 31, 2016, revenues of $1 million were recorded for sales of railcar components to ACF and for royalties and profits on railcars sold by ACF.
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
ARI's revenues under this agreement were less than $1 million during the year ended December 31, 2016.
ARL purchased $14 million of railcars from ACF during the year ended December 31, 2016.
ARL provided certain tax services to ACF for which it received $144,000 during the year ended December 31, 2016.
Insight Portfolio Group LLC (“Insight Portfolio Group”) is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates.
In 2013, Icahn Enterprises Holdings acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including Federal-Mogul, CVR, PSC Metals, ARI, ARL, Tropicana, Viskase and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. For the year ended December 31, 2016, we and certain of our subsidiaries paid certain of the Insight Portfolio Group's operating expenses of approximately $2 million.
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

During the year ended December 31, 2016, we did not receive any fees in respect of items as described above.
Affiliate Pension Obligations
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 89.8% of Icahn Enterprises' outstanding depositary units as of December 31, 2016. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Internal Revenue Code, as amended and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2016 and 2015. If the plans were voluntarily terminated, they would be underfunded by approximately $613 million and $589 million as of December 31, 2016 and 2015, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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
Item 14. Principal Accountant Fees and Services.
We incurred $17,146,000 and $13,229,000 in audit fees and expenses from Grant Thornton LLP for 2016 and 2015, respectively. We include in the category of audit fees such services related to the audits of annual consolidated financial statements and internal controls, reviews of quarterly financial statements, reviews of reports filed with the SEC and other services, including services related to consents and registration statements filed with the SEC.
We incurred $583,000 and $804,000 in audit-related fees and expenses from Grant Thornton LLP for 2016 and 2015, respectively, relating primarily to services provided in connection with offering memorandums, potential acquisitions and dispositions and employee benefit plans. Additionally, we incurred $266.000 and $34,000 in tax-related fees and expenses from Grant Thornton LLP for 2016 and 2015, respectively.
In accordance with Icahn Enterprises' and Icahn Enterprises Holdings' Amended and Restated Audit Committee Charters adopted on March 12, 2004, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to Icahn Enterprises, Icahn Enterprises Holdings and their consolidated subsidiaries by their independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the '34 Act), all as required by applicable law or listing standards. All of the fees in 2016 and 2015 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements:
The following financial statements of Icahn Enterprises L.P., and subsidiaries, are included in Part II, Item 8 of this Report:
The following financial statements of Icahn Enterprises Holdings L.P., and subsidiaries, are included in Part II, Item 8 of this Report:
(a)(2) Financial Statement Schedules:

Page Number
Schedule I - Condensed Financial Information of Parent (Icahn Enterprises L.P.)	246
Schedule I - Condensed Financial Information of Parent (Icahn Enterprises Holdings L.P.)	250
All other financial statement schedules have been omitted because the required financial information is not applicable, immaterial or the information is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits:
The list of exhibits required by Item 601of Regulation S-K and filed as part of this Report is set forth in the Exhibit Index.

Item 16. Form 10-K Summary.
None.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
	(In millions, except unit amounts)
ASSETS
Investments in subsidiaries, net	$7,750	$9,579
Total Assets	$7,750	$9,579

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$106	$106
Debt	5,490	5,486
	5,596	5,592

Commitments and contingencies (Note 3)

Equity:
Limited partners: Depositary units: 144,741,149 and 131,481,059 units issued and outstanding at December 31, 2016 and 2015, respectively	2,448	4,244
General partner	(294)	(257)
Total equity	2,154	3,987
Total Liabilities and Equity	$7,750	$9,579

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Interest expense	$(289)	$(289)	$(292)
Loss on extinguishment of debt	—	—	(108)
Equity in (loss) earnings of subsidiaries	(839)	(905)	27
Net loss	$(1,128)	$(1,194)	$(373)
Net loss allocable to:
Limited partners	$(1,106)	$(1,170)	$(366)
General partner	(22)	(24)	(7)
	$(1,128)	$(1,194)	$(373)

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Cash flows from operating activities:
Net loss	$(1,128)	$(1,194)	$(373)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	1	1	1
Loss on extinguishment of debt	—	—	108
Equity in loss (income) of subsidiary	839	905	(27)
Net cash used in operating activities	(288)	(288)	(291)
Cash flows from investing activities:
Net investment in and advances from subsidiary	390	404	(951)
Net cash provided by (used in) investing activities	390	404	(951)
Cash flows from financing activities:
Partnership distributions	(103)	(116)	(125)
Partnership contributions	1	—	—
Proceeds from borrowings	—	—	4,991
Repayments of borrowings	—	—	(3,624)
Net cash (used in) provided by financing activities	(102)	(116)	1,242
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—

See notes to condensed financial statements.

ICAHN ENTERPRISES L.P. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation.
Icahn Enterprises, L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (''Icahn Enterprises Holdings''). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (''Icahn Enterprises GP''), our sole general partner, which is owned and controlled by Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings.  As of December 31, 2016, Icahn Enterprises Holdings is engaged in the following continuing operating businesses: Investment, Automotive, Energy, Railcar, Gaming, Metals, Mining, Food Packaging, Real Estate and Home Fashion.
For the years ended December 31, 2016, 2015 and 2014, Icahn Enterprises received $390 million, $404 million and $416 million, respectively, in dividends and distributions from consolidated subsidiaries.
The condensed financial statements of Icahn Enterprises should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Report.
2. Debt.
See Note 10, “Debt,” to the consolidated financial statements located in Item 8 of this Report. Icahn Enterprises' Parent company debt consists of the following:

	December 31,
	2016	2015
	(in millions)
Senior unsecured 5.875% notes due 2022	$1,340	$1,338
Senior unsecured 6.00% notes due 2020	1,705	1,706
Senior unsecured 4.875% notes due 2019	1,271	1,270
Senior unsecured 3.5% notes due 2017	1,174	1,172
Total debt	$5,490	$5,486
3. Commitments and Contingencies.
See Note 17, “Commitments and Contingencies,” to the consolidated financial statements.

SCHEDULE I

ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
	(in millions)
ASSETS
Cash and cash equivalents	$65	$51
Other assets	94	219
Investments in subsidiaries, net	7,642	9,363
Total Assets	$7,801	$9,633
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$108	$109
Debt	5,514	5,513
	5,622	5,622

Commitments and contingencies (Note 3)

Equity:
Limited partner	2,498	4,310
General partner	(319)	(299)
Total equity	2,179	4,011
Total Liabilities and Equity	$7,801	$9,633

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Interest and dividend income	$1	$—	$1
Loss on extinguishment of debt	—	—	(108)
Equity in (loss) earnings of subsidiaries	(818)	(903)	28
Other income, net	8	28	20
	(809)	(875)	(59)
Interest expense	290	291	290
Selling, general and administrative	28	27	23
	318	318	313
Net loss	$(1,127)	$(1,193)	$(372)
Net loss allocable to:
Limited partner	$(1,116)	$(1,181)	$(368)
General partner	(11)	(12)	(4)
	$(1,127)	$(1,193)	$(372)

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Cash flows from operating activities:
Net loss	$(1,127)	$(1,193)	$(372)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of subsidiary	818	903	(28)
Loss on extinguishment of debt	—	—	108
Depreciation and amortization	3	2	5
Other, net	7	(16)	—
Change in operating assets and liabilities	(6)	(4)	(47)
Net cash used in operating activities	(305)	(308)	(334)
Cash flows from investing activities:
Net investment in subsidiaries	421	155	(661)
Purchase of investments	—	(96)	—
Other, net	—	28	9
Net cash provided by (used in) investing activities	421	87	(652)
Cash flows from financing activities:
Partnership distributions	(103)	(116)	(125)
Partner contribution	1	—	—
Proceeds from borrowings	—	—	4,991
Repayments of borrowings	—	—	(3,634)
Net cash (used in) provided by financing activities	(102)	(116)	1,232
Net change in cash and cash equivalents	14	(337)	246
Cash and cash equivalents, beginning of period	51	388	142
Cash and cash equivalents, end of period	$65	$51	$388

See notes to condensed financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation.
Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) is a limited partnership formed in Delaware on February 17, 1987. Our sole limited partner is Icahn Enterprises L.P. (“Icahn Enterprises”), a master limited partnership which owns a 99% interest in us. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP''), our sole 1% general partner, is a Delaware corporation which is owned and controlled by Carl C. Icahn. As of December 31, 2016, Icahn Enterprises Holdings is engaged in the following continuing operating businesses: Investment, Automotive, Energy, Railcar, Gaming, Metals, Mining, Food Packaging, Real Estate and Home Fashion.
For the years ended December 31, 2016, 2015 and 2014, Icahn Enterprises Holdings received $421 million, $155 million and $696 million, respectively, in dividends and distributions from consolidated subsidiaries.
The condensed financial statements of Icahn Enterprises Holdings should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Report.
2.  Debt.
See Note 10, “Debt,” to the consolidated financial statements located in Item 8 of this Report. Icahn Enterprises Holdings' Parent company debt consists of the following:

	December 31,
	2016	2015
	(in millions)
Senior unsecured 5.875% notes due 2022	$1,340	1,338
Senior unsecured 6.00% notes due 2020	1,705	1,706
Senior unsecured 4.875% notes due 2019	1,271	1,270
Senior unsecured 3.5% notes due 2017	1,174	1,172
Mortgages payable	24	27
Total debt	$5,514	$5,513

3.  Commitments and Contingencies.
See Note 17, “Commitments and Contingencies,” to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Keith Cozza
Keith Cozza President, Chief Executive Officer and Director
Date: March 1, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Cozza	President, Chief Executive Officer and Director	March 1, 2017
Keith Cozza

/s/SungHwan Cho	Chief Financial Officer and Director	March 1, 2017
SungHwan Cho

/s/Peter Reck	Chief Accounting Officer	March 1, 2017
Peter Reck

/s/Jack G. Wasserman	Director	March 1, 2017
Jack G. Wasserman

/s/William A. Leidesdorf	Director	March 1, 2017
William A. Leidesdorf

/s/James L. Nelson	Director	March 1, 2017
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
Date: March 1, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises Holdings L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Cozza	President, Chief Executive Officer and Director	March 1, 2017
Keith Cozza

/s/SungHwan Cho	Chief Financial Officer and Director	March 1, 2017
SungHwan Cho

/s/Peter Reck	Chief Accounting Officer	March 1, 2017
Peter Reck

/s/Jack G. Wasserman	Director	March 1, 2017
Jack G. Wasserman

/s/William A. Leidesdorf	Director	March 1, 2017
William A. Leidesdorf

/s/James L. Nelson	Director	March 1, 2017
James L. Nelson

Chairman of the Board
Carl C. Icahn

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of December 30, 2015, by and among Icahn Enterprises Holdings L.P., IEP Parts Acquisition LLC and The Pep Boys - Manny, Moe and Jack (incorporated by reference to Exhibit 2.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 30, 2015.

2.2
Agreement and Plan of Merger, dated as of September 6, 2016, by and among Federal Mogul Holdings Corporation, American Entertainment Properties Corp. and IEH FM Holdings LLC (incorporated by reference to Exhibit 2.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on September 7, 2016.

2.3
Equity Asset and Purchase Agreement, dated as of December 16, 2016, by and among American Railcar Leasing LLC, American Entertainment Properties Corp., AEP Rail Corp., SMBC Rail Services LLC and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 2.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 19, 2016.

3.1
Certificate of Limited Partnership of Icahn Enterprises L.P., f/k/a American Real Estate Partners, L.P. (“Icahn Enterprises”) dated February 17, 1987, as thereafter amended from time to time (incorporated by reference to Exhibit 3.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on September 20, 2007).

3.2
Second Amended and Restated Agreement of Limited Partnership of Icahn Enterprises L.P., dated August 2, 2016 (incorporated by reference to Exhibit 3.1 to Icahn Enterprises' Form 10-Q for the quarterly period ended June 30, 2016 (SEC File No. 1-9516), filed on August 4, 2016).

3.3
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

3.4
Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated as of July 1, 1987 (incorporated by reference to Exhibit 3.5 to Icahn Enterprises' Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).

3.5
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

3.8
Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated September 17, 2007 (incorporated by reference to Exhibit 3.11 to Icahn Enterprises' Form 10-K for the year ended December 31, 2007 (SEC File No. 1-9516), filed on March 17, 2008).

4.1	Form of Transfer Application (incorporated by reference to Exhibit 4.4 to Icahn Enterprises' Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.2	Specimen Depositary Receipt (incorporated by reference to Exhibit 4.3 to Icahn Enterprises' Form 10-K for the year ended December 31, 2014 (SEC File No. 1-9516), filed on March 16, 2005).
4.3	Specimen Depositary Certificate (incorporated by reference to Exhibit 4.1 to Icahn Enterprises' Form 10-Q for the quarterly period ended June 30, 2016 (SEC File No. 1-9516), filed on August 4, 2016).
4.4	Specimen Certificate representing preferred units (incorporated by reference to Exhibit 4.9 to Icahn Enterprises' Form S-3 (SEC File No. 33-54767), filed on February 22, 1995).
4.5
Registration Rights Agreement between Icahn Enterprises and High Coast Limited Partnership (f/k/a X LP) (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).

4.6
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

4.7
Indenture, dated as of August 1, 2013, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 6.000% Senior Notes Due 2020 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 1, 2013).

4.8
Amended and Restated Depositary Agreement among Icahn Enterprises, Icahn Enterprises GP and Registrar and Transfer Company, dated as of August 23, 2013 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 23, 2013).

4.9
Indenture, dated as of January 21, 2014, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 3.500% Senior Notes Due 2017 and 4.875% Senior Notes Due 2019 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 21, 2014).

4.10
Indenture, dated as of January 29, 2014, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 5.875% Senior Notes Due 2022 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises' Form 8-K/A (SEC File No. 1-9516), filed on January 30, 2014).

4.11
Indenture, dated as of January 18, 2017, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 6.250% Senior Notes Due 2022 and 6.750% Senior Notes Due 2024 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively).

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

10.5
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

10.6
Tender and Support Agreement, dated as of October 6, 2008, by and among Icahn Enterprises Holdings L.P. and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on October 9, 2008).

10.7
Support Agreement, dated as of December 15, 2010, by and among Dynegy Inc., High River Limited Partnership, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 7, 2010).

10.8
Loan and Security Agreement, dated as of June 15, 2011, among WestPoint Home, Inc., as the Borrower, the Lenders from time to time party thereto, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 9, 2011).

10.9
Transaction Agreement, dated as of April 18, 2012, by and among CVR Energy, Inc., IEP Energy LLC, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., Beckton Corp. and Carl C. Icahn. (incorporated by reference to Exhibit (d) to the CVR Energy Inc. Schedule TO/A (File No. 005-83522) filed on April 23, 2012).

10.10
Investment Agreement, by and between Federal-Mogul Corporation and IEH FM Holdings LLC, dated December 2, 2012 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on December 3, 2012).

10.11
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

10.13
Contribution and Exchange Agreement, dated January 12, 2010, among Icahn Enterprises, Beckton Corp., Barberry Corp., Modal LLC and Caboose Holding, LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).

10.14
Contribution and Exchange Agreement, dated January 12, 2010, among Icahn Enterprises, Beckton Corp., Barberry Corp., Koala Holding Limited Partnership, High River Limited Partnership and Meadow Walk Limited Partnership (incorporated by reference to Exhibit 10.3 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 15, 2010).

10.15
Contribution and Exchange Agreement by and among Icahn Enterprises, Beckton Corp., Barberry Corp., High River Limited Partnership, and Koala Holding Limited Partnership dated August 24, 2012 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 28, 2012).

10.16
Contribution Agreement, dated September 20, 2013, among AEP Rail Corp., IRL Holding LLC, American Railcar Leasing, LLC and IEP Energy Holding LLC (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on September 25, 2013).

10.17
Contribution Agreement, dated February 29, 2016, among Icahn Enterprises L.P. and IRL Holding LLC (incorporated by reference to Exhibit 1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on March 1, 2016).

10.18
Senior Term Loan Credit Agreement, dated April 1, 2016, by and among CVR Partners, LP, as Borrower, and American Entertainment Properties Corp., as Lender (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on April 7, 2016).

10.19
Senior Term Loan Credit Agreement, dated April 1, 2016, by and among CVR Partners, LP, as Borrower, and Coffeyville Resources, LLC, as Lender (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on April 7, 2016).

10.20
Registration Rights Agreement, dated August 1, 2013, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on August 1, 2013).

10.21
Registration Rights Agreement, dated January 21, 2014, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, Jefferies LLC and UBS Securities LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on January 21, 2014).

10.22
Registration Rights Agreement, dated January 29, 2014, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K/A (SEC File No. 1-9516), filed on January 30, 2014).

10.23
Registration Rights Agreement, dated January 18, 2017, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on January 18, 2017).

10.24
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

10.25
Amended and Restated Co- Manager Agreement, dated July 24, 2012, among Icahn Enterprises L.P., Icahn Capital LP and Brett Icahn (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 27, 2012).

10.26
Amended and Restated Co- Manager Agreement, dated July 24, 2012, among Icahn Enterprises L.P., Icahn Capital LP and David Schechter (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on July 27, 2012).

10.27
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

21.1	Subsidiaries of the Registrants.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.