Form 10-Q
period 2017-03-31
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2017-05-09
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check One):

Icahn Enterprises L.P.		Icahn Enterprises Holdings L.P.
Large Accelerated Filer ☒	Accelerated Filer ☐	Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐
Emerging Growth Company ☐		Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Icahn Enterprises L.P. Yes ☐ No ☒          Icahn Enterprises Holdings L.P. Yes ☐ No ☒

As of May 9, 2017, there were 160,248,610 of Icahn Enterprises' depositary units outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Cash and cash equivalents	$2,018	$1,833
Cash held at consolidated affiliated partnerships and restricted cash	1,007	804
Investments	10,087	9,881
Due from brokers	1,486	1,482
Accounts receivable, net	1,725	1,609
Inventories, net	3,067	2,983
Property, plant and equipment, net	10,136	10,122
Goodwill	1,165	1,136
Intangible assets, net	1,083	1,080
Assets held for sale	1,350	1,366
Other assets	1,065	1,039
Total Assets	$34,189	$33,335
LIABILITIES AND EQUITY
Accounts payable	$1,883	$1,765
Accrued expenses and other liabilities	3,775	2,998
Deferred tax liability	1,617	1,613
Securities sold, not yet purchased, at fair value	2,192	1,139
Due to brokers	2,017	3,725
Post-employment benefit liability	1,188	1,180
Liabilities held for sale	1,738	1,779
Debt	11,212	11,119
Total liabilities	25,622	25,318

Commitments and contingencies (Note 16)

Equity:
Limited partners: Depositary units: 155,912,925 units issued and outstanding at March 31, 2017 and 144,741,149 units issued and outstanding at December 31, 2016	2,719	2,448
General partner	(289)	(294)
Equity attributable to Icahn Enterprises	2,430	2,154
Equity attributable to non-controlling interests	6,137	5,863
Total equity	8,567	8,017
Total Liabilities and Equity	$34,189	$33,335

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:	(Unaudited)
Net sales	$4,319	$3,548
Other revenues from operations	475	446
Net loss from investment activities	(130)	(936)
Interest and dividend income	29	42
Other (loss) income, net	(16)	27
	4,677	3,127
Expenses:
Cost of goods sold	3,737	3,123
Other expenses from operations	254	246
Selling, general and administrative	582	518
Restructuring	7	15
Impairment	8	577
Interest expense	223	241
	4,811	4,720
Loss before income tax expense	(134)	(1,593)
Income tax expense	(26)	(16)
Net loss	(160)	(1,609)
Less: net loss attributable to non-controlling interests	142	772
Net loss attributable to Icahn Enterprises	$(18)	$(837)

Net loss attributable to Icahn Enterprises allocable to:
Limited partners	$(18)	$(820)
General partner	—	(17)
	$(18)	$(837)

Basic and diluted loss per LP unit	$(0.12)	$(6.21)
Basic and diluted weighted average LP units outstanding	149	132
Cash distributions declared per LP unit	$1.50	$1.50

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Net loss	$(160)	$(1,609)
Other comprehensive income, net of tax:
Post-employment benefits	5	6
Hedge instruments	—	—
Translation adjustments and other	95	47
Other comprehensive income, net of tax	100	53
Comprehensive loss	(60)	(1,556)
Less: Comprehensive loss attributable to non-controlling interests	136	760
Comprehensive income (loss) attributable to Icahn Enterprises	$76	$(796)

Comprehensive income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$74	$(780)
General partner	2	(16)
	$76	$(796)

Accumulated other comprehensive loss was $1,484 million and $1,584 million at March 31, 2017 and December 31, 2016, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	$(294)	$2,448	$2,154	$5,863	$8,017
Net loss	—	(18)	(18)	(142)	(160)
Other comprehensive income	2	92	94	6	100
Partnership distributions	(5)	(234)	(239)	—	(239)
Partnership contributions	12	600	612	—	612
Investment segment contributions	—	—	—	600	600
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(10)	(10)
Cumulative effect adjustment from adoption of accounting principle	(1)	(46)	(47)	—	(47)
Changes in subsidiary equity and other	(3)	(123)	(126)	(180)	(306)
Balance, March 31, 2017	$(289)	$2,719	$2,430	$6,137	$8,567

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	$(257)	$4,244	$3,987	$6,046	$10,033
Net loss	(17)	(820)	(837)	(772)	(1,609)
Other comprehensive income	1	40	41	12	53
Partnership distributions	(4)	(198)	(202)	—	(202)
Partnership contributions	1	—	1	—	1
Investment segment contributions	—	—	—	490	490
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(19)	(19)
LP Unit issuance	—	35	35	—	35
Changes in subsidiary equity and other	(10)	(499)	(509)	235	(274)
Balance, March 31, 2016	$(286)	$2,802	$2,516	$5,992	$8,508

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net loss	$(160)	$(1,609)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net (gain) loss from securities transactions	(486)	554
Purchases of securities	(292)	(329)
Proceeds from sales of securities	488	4,988
Purchases to cover securities sold, not yet purchased	—	(38)
Proceeds from securities sold, not yet purchased	1,129	246
Changes in receivables and payables relating to securities transactions	(1,798)	(4,928)
Depreciation and amortization	248	234
Impairment	8	577
Deferred taxes	1	(8)
Other, net	28	(19)
Changes in cash held at consolidated affiliated partnerships and restricted cash	(204)	532
Changes in other operating assets and liabilities	424	410
Net cash (used in) provided by operating activities	(614)	610
Cash flows from investing activities:
Capital expenditures	(231)	(210)
Acquisition of businesses, net of cash acquired	(295)	(952)
Proceeds from sale and disposition of assets	54	6
Other, net	(1)	(22)
Net cash used in investing activities	(473)	(1,178)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	600	490
Partnership contributions	612	1
Dividends and distributions to non-controlling interests in subsidiaries	(10)	(19)
Proceeds from Holding Company senior unsecured notes	1,190	—
Repayments of Holding Company senior unsecured notes	(1,175)	—
Proceeds from subsidiary borrowings	1,150	372
Repayments of subsidiary borrowings	(1,120)	(472)
Other, net	(4)	(8)
Net cash provided by financing activities	1,243	364
Effect of exchange rate changes on cash and cash equivalents	9	(10)
Add back change in cash of assets held for sale	20	12
Net increase (decrease) in cash and cash equivalents	185	(202)
Cash and cash equivalents, beginning of period	1,833	2,078
Cash and cash equivalents, end of period	$2,018	$1,876

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Cash and cash equivalents	$2,018	$1,833
Cash held at consolidated affiliated partnerships and restricted cash	1,007	804
Investments	10,087	9,881
Due from brokers	1,486	1,482
Accounts receivable, net	1,725	1,609
Inventories, net	3,067	2,983
Property, plant and equipment, net	10,136	10,122
Goodwill	1,165	1,136
Intangible assets, net	1,083	1,080
Assets held for sale	1,350	1,366
Other assets	1,094	1,067
Total Assets	$34,218	$33,363
LIABILITIES AND EQUITY
Accounts payable	$1,883	$1,765
Accrued expenses and other liabilities	3,775	2,998
Deferred tax liability	1,617	1,613
Securities sold, not yet purchased, at fair value	2,192	1,139
Due to brokers	2,017	3,725
Post-employment benefit liability	1,188	1,180
Liabilities held for sale	1,738	1,779
Debt	11,216	11,122
Total liabilities	25,626	25,321

Commitments and contingencies (Note 16)

Equity:
Limited partner	2,770	2,496
General partner	(315)	(317)
Equity attributable to Icahn Enterprises Holdings	2,455	2,179
Equity attributable to non-controlling interests	6,137	5,863
Total equity	8,592	8,042
Total Liabilities and Equity	$34,218	$33,363

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended March 31,
	2017	2016
Revenues:	(Unaudited)
Net sales	$4,319	$3,548
Other revenues from operations	475	446
Net loss from investment activities	(130)	(936)
Interest and dividend income	29	42
Other (loss) income, net	(16)	27
	4,677	3,127
Expenses:
Cost of goods sold	3,737	3,123
Other expenses from operations	254	246
Selling, general and administrative	582	518
Restructuring	7	15
Impairment	8	577
Interest expense	223	241
	4,811	4,720
Loss before income tax expense	(134)	(1,593)
Income tax expense	(26)	(16)
Net loss	(160)	(1,609)
Less: net loss attributable to non-controlling interests	142	772
Net loss attributable to Icahn Enterprises Holdings	$(18)	$(837)

Net loss attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$(18)	$(829)
General partner	—	(8)
	$(18)	$(837)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Net loss	$(160)	$(1,609)
Other comprehensive income, net of tax:
Post-employment benefits	5	6
Hedge instruments	—	—
Translation adjustments and other	95	47
Other comprehensive income, net of tax	100	53
Comprehensive loss	(60)	(1,556)
Less: Comprehensive loss attributable to non-controlling interests	136	760
Comprehensive income (loss) attributable to Icahn Enterprises Holdings	$76	$(796)

Comprehensive income (loss) attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$75	$(788)
General partner	1	(8)
	$76	$(796)

Accumulated other comprehensive loss was $1,484 million and $1,584 million at March 31, 2017 and December 31, 2016, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	$(317)	$2,496	$2,179	$5,863	$8,042
Net loss	—	(18)	(18)	(142)	(160)
Other comprehensive income	1	93	94	6	100
Partnership distributions	(3)	(236)	(239)	—	(239)
Partnership contributions	6	606	612	—	612
Investment segment contributions	—	—	—	600	600
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(10)	(10)
Cumulative effect adjustment from adoption of accounting principle	—	(47)	(47)	—	(47)
Changes in subsidiary equity and other	(2)	(124)	(126)	(180)	(306)
Balance, March 31, 2017	$(315)	$2,770	$2,455	$6,137	$8,592

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	$(299)	$4,310	$4,011	$6,046	$10,057
Net loss	(8)	(829)	(837)	(772)	(1,609)
Other comprehensive income	—	41	41	12	53
Partnership distributions	(2)	(200)	(202)	—	(202)
Partnership contributions	1	—	1	—	1
Investment segment contributions	—	—	—	490	490
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(19)	(19)
LP Unit issuance	—	35	35	—	35
Changes in subsidiary equity and other	(5)	(504)	(509)	235	(274)
Balance, March 31, 2016	$(313)	$2,853	$2,540	$5,992	$8,532

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net loss	$(160)	$(1,609)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net (gain) loss from securities transactions	(486)	554
Purchases of securities	(292)	(329)
Proceeds from sales of securities	488	4,988
Purchases to cover securities sold, not yet purchased	—	(38)
Proceeds from securities sold, not yet purchased	1,129	246
Changes in receivables and payables relating to securities transactions	(1,798)	(4,928)
Depreciation and amortization	248	234
Impairment	8	577
Deferred taxes	1	(8)
Other, net	28	(19)
Changes in cash held at consolidated affiliated partnerships and restricted cash	(204)	532
Changes in other operating assets and liabilities	424	410
Net cash (used in) provided by operating activities	(614)	610
Cash flows from investing activities:
Capital expenditures	(231)	(210)
Acquisition of businesses, net of cash acquired	(295)	(952)
Proceeds from sale and disposition of assets	54	6
Other, net	(1)	(22)
Net cash used in investing activities	(473)	(1,178)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	600	490
Partnership contributions	612	1
Dividends and distributions to non-controlling interests in subsidiaries	(10)	(19)
Proceeds from Holding Company senior unsecured notes	1,190	—
Repayments of Holding Company senior unsecured notes	(1,175)	—
Proceeds from subsidiary borrowings	1,150	372
Repayments of subsidiary borrowings	(1,120)	(472)
Other, net	(4)	(8)
Net cash provided by financing activities	1,243	364
Effect of exchange rate changes on cash and cash equivalents	9	(10)
Add back change in cash of assets held for sale	20	12
Net increase (decrease) in cash and cash equivalents	185	(202)
Cash and cash equivalents, beginning of period	1,833	2,078
Cash and cash equivalents, end of period	$2,018	$1,876

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business.
Overview
Icahn Enterprises L.P. ("Icahn Enterprises") owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. ("Icahn Enterprises Holdings"). Icahn Enterprises G.P. Inc. ("Icahn Enterprises GP"), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2017. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to allocations of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises, as well as due to the carrying amount of deferred financing costs related to our senior unsecured notes. In addition to the above, Mr. Icahn and his affiliates owned approximately 90.1% of Icahn Enterprises' outstanding depositary units as of March 31, 2017.
References to "we," "our" or "us" herein include both Icahn Enterprises and Icahn Enterprises Holdings and their subsidiaries, unless the context otherwise requires.
Description of Operating Businesses
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Railcar, Gaming, Metals, Mining, Food Packaging, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with the Holding Company. See Note 12, "Segment Reporting," for a reconciliation of each of our reporting segment's results of operations to our consolidated results. Certain additional information with respect to our segments are discussed below.
Investment
Our Investment segment is comprised of various private investment funds ("Investment Funds") in which we have general partner interests and through which we invest our proprietary capital. We and certain of Mr. Icahn's wholly owned affiliates are the sole investors in the Investment Funds. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $1.8 billion and $1.7 billion as of March 31, 2017 and December 31, 2016, respectively.
Automotive
We conduct our Automotive segment through our wholly owned subsidiaries Federal-Mogul LLC ("Federal-Mogul") and Icahn Automotive Group LLC ("Icahn Automotive"), which is the parent company of IEH Auto Parts Holding LLC and The Pep Boys - Manny, Moe and Jack. During January 2017, we increased our ownership in Federal-Mogul from 82.0% to 100% through a tender offer for the remaining shares of Federal-Mogul common stock not already owned by us and a subsequent short form merger for an aggregate purchase price of $305 million.
Federal-Mogul is engaged in the manufacture and distribution of automotive parts. Icahn Automotive is engaged in the distribution of automotive parts in the aftermarket as well as providing automotive services to its customers.
Energy
We conduct our Energy segment through our majority ownership in CVR Energy, Inc. ("CVR"). CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining L.P. ("CVR Refining") and CVR Partners L.P. ("CVR Partners"), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. As of March 31, 2017, CVR owned 100% of the general partners of CVR Refining and CVR Partners and approximately 66% of the common units of CVR Refining and approximately 34% of the common units of CVR Partners.
As of March 31, 2017, we owned approximately 82.0% of the total outstanding common stock of CVR. In addition, as of March 31, 2017, we directly owned approximately 3.9% of the total outstanding common units of CVR Refining.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Railcar
We conduct our Railcar segment through our majority ownership interests in American Railcar Industries, Inc. ("ARI") and our wholly owned subsidiary American Railcar Leasing, LLC ("ARL"). As of March 31, 2017, we owned approximately 62.2% of the total outstanding common stock of ARI.
ARI is a North American designer and manufacturer of hopper and tank railcars, which are currently the two largest markets within the railcar industry. ARI provides its railcar customers with integrated solutions through a comprehensive set of high-quality products and related services through its manufacturing, leasing and railcar services operations. ARI's manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. ARI's railcar services consist of railcar repair, engineering and field services. ARI, along with ARL, engage in the railcar leasing business consisting of railcars leased to third parties under operating leases.
On December 19, 2016, Icahn Enterprises entered into a definitive agreement to sell ARL to SMBC Rail Services LLC ("SMBC Rail"), a wholly owned subsidiary of Sumitomo Mitsui Banking Corporation, for cash based on (i) a value of approximately $2.8 billion (subject to certain adjustments) and (ii) a fleet of approximately 29,000 railcars (the "ARL Initial Sale"). The ARL Initial sale is expected to close in the second quarter of 2017. For a period of three years thereafter, upon satisfaction of certain conditions, we will have an option to sell, and SMBC Rail will have an option to buy, approximately 4,800 additional railcars. These approximately 4,800 railcars will be segregated and owned by a wholly owned subsidiary of ours. The sale is subject to customary closing conditions. The table below includes the assets and liabilities classified as held for sale in our condensed consolidated balance sheets relating to the ARL Initial Sale.

	March 31, 2017	December 31, 2016
	(in millions)
Cash and cash equivalents	$93	$113
Property, plant and equipment, net	1,196	1,197
Other assets	46	41
	$1,335	$1,351

Accounts payable, accrued expenses and other liabilities	$28	$27
Debt	1,702	1,746
	$1,730	$1,773
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana Entertainment Inc. ("Tropicana") and our wholly owned subsidiary Trump Entertainment Resorts Inc. ("TER"), which we acquired out of bankruptcy in 2016. As of March 31, 2017, we owned approximately 72.5% of the total outstanding common stock of Tropicana. Tropicana is an owner and operator of regional casino and entertainment properties located in the United States and one hotel, timeshare and casino resort located on the island of Aruba.
TER owned the Trump Taj Mahal Casino Resort, which closed and ceased its casino and hotel operations in October 2016, and was subsequently sold on March 31, 2017. TER also owns Trump Plaza Hotel and Casino, which ceased operations in September 2014, prior to our obtaining a controlling interest in TER.
Metals
We conduct our Metals segment through our indirect wholly owned subsidiary, PSC Metals, Inc. (“PSC Metals”). PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms, and supplies the recycled metals to its customers.
Mining
We conduct our Mining segment through our majority ownership in Ferrous Resources Ltd ("Ferrous Resources"). As of March 31, 2017, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources. Ferrous Resources acquired certain rights to iron ore mineral resources in Brazil and develops mining operations and related infrastructure to produce and sell iron ore products to the global steel industry.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). As of March 31, 2017, we owned approximately 74.6% of the total outstanding common stock of Viskase. Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products.
Real Estate
Our Real Estate operations consist of rental real estate, property development and associated club activities. Our rental real estate operations consist primarily of office and industrial properties leased to single corporate tenants. Our property development operations are run primarily through a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our property development locations also operate golf and club operations as well.
Home Fashion
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint Home LLC (“WPH”). WPH's business consists of manufacturing, sourcing, marketing, distributing and selling home fashion consumer products.

2.	Basis of Presentation and Summary of Significant Accounting Policies.
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
The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature.
Principles of Consolidation
As of March 31, 2017, our condensed consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to variable interest entities ("VIEs") in which we are the primary beneficiary. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights, which are the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners, held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs.
Except for our Investment segment, for those investments in which we own 50% or less but greater than 20%, we generally account for such investments using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method.
Variable Interest Entities
Icahn Enterprises Holdings
We determined that Icahn Enterprises Holdings is a VIE because it lacks both substantive kick-out and participating rights. Icahn Enterprises is the primary beneficiary of Icahn Enterprises Holdings principally based on its 99% limited partner interest in Icahn Enterprises Holdings and therefore continues to consolidate Icahn Enterprises Holdings. The condensed consolidated financial statements of Icahn Enterprises Holdings are included in this Report. The balances with respect to Icahn Enterprises Holdings' consolidated VIEs is discussed below, comprising the Investment Funds, CVR Refining and CVR Partners.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment
We determined that each of the Investment Funds are considered VIEs because these limited partnerships lack both substantive kick-out and participating rights. Because we have a general partner interest in each of the Investment Funds and have significant limited partner interests in each of the Investment Funds, coupled with our significant exposure to losses and benefits in each of the Investment Funds, we are the primary beneficiary of each of the Investment Funds and therefore continue to consolidate each of the Investment Funds. Substantially all of the assets and liabilities of our Investment segment pertain to the Investment Funds.
Energy
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
The following table includes balances of assets and liabilities of VIE's included in Icahn Enterprises Holdings' condensed consolidated balance sheets.

	March 31, 2017	December 31, 2016
	(in millions)
Cash and cash equivalents	$490	$370
Cash held at consolidated affiliated partnerships and restricted cash	956	752
Investments	9,437	9,219
Due from brokers	1,486	1,482
Property, plant and equipment, net	3,290	3,331
Inventories	354	349
Intangible assets, net	313	318
Other assets	131	110
Accounts payable, accrued expenses and other liabilities	2,296	1,769
Securities sold, not yet purchased, at fair value	2,192	1,139
Due to brokers	2,017	3,725
Debt	1,165	1,165
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, cash held at consolidated affiliated partnerships and restricted cash, accounts receivable, due from brokers, accounts payable, accrued expenses and other liabilities and due to brokers are deemed to be reasonable estimates of their fair values because of their short-term nature. See Note 4, “Investments and Related Matters,” and Note 5, “Fair Value Measurements,” for a detailed discussion of our investments and other non-financial assets and/or liabilities.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of March 31, 2017 was approximately $11.2 billion and $11.4 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2016 was approximately $11.1 billion and $11.2 billion, respectively.
Off-Balance Sheet Risks
Investment
In the normal course of business, the Investment Funds may trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risks, with the objective of capital appreciation or as economic hedges against other securities or the market as a whole. The Investment Funds' investments may include futures, options,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

swaps and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counterparty non-performance and from changes in the market values of underlying instruments.
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
The Investment Funds seek to mitigate these risks by actively monitoring exposures, collateral requirements and the creditworthiness of its counterparties.
Restricted Cash
Our restricted cash balance was $925 million and $686 million as of March 31, 2017 and December 31, 2016, respectively.
Accounts Receivable, net
Transfers of receivables relate primarily to our Automotive segment. Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Canada and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $563 million and $487 million as of March 31, 2017 and December 31, 2016, respectively. Of those gross amounts, $559 million and $485 million, respectively, qualify as sales in accordance with U.S. GAAP. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the condensed consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of March 31, 2017 and December 31, 2016, Federal-Mogul did not have any undrawn cash related to such transferred receivables.
Proceeds from the transfers of accounts receivable qualifying as sales were $474 million and $413 million for the three months ended March 31, 2017 and 2016, respectively. Expenses associated with transfers of receivables were $4 million and $3 million for the three months ended March 31, 2017 and 2016, respectively. Such expenses were recorded in the condensed consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.
Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation.
Adoption of New Accounting Standards
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which amends FASB ASC Topic 330, Inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value and eliminates the option that currently exists for measuring inventory at market value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective beginning with our interim period beginning January 1, 2017. The adoption of this guidance was applied prospectively and had minimal impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which amends FASB ASC Topic 323, Investments - Equity Method and Joint Ventures. This ASU eliminates the retroactive adjustment of an investment that qualifies for the equity method as a result of an increase in the level of ownership or degree of influence as if the equity method had been in effect during all previous periods that the investment had been held. This ASU is effective beginning with our interim period beginning January 1, 2017. The adoption of this guidance had minimal impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends FASB ASC Topic 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective beginning with our interim period beginning January 1, 2017. During the first quarter of 2017, the board of directors of the general partner of Icahn Enterprises unanimously approved and adopted the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the "2017 Incentive Plan"), which became effective during the first quarter of 2017 subject to the approval by holders of a majority of Icahn Enterprises depositary units. The 2017 Incentive Plan permits us to issue depositary units and grant options, restricted units or other unit-based awards to all of our, and our affiliates', employees, consultants, members and partners, as well as the three non-employee directors of our general partner. One million of Icahn Enterprises' depositary units are initially available under the 2017 Incentive Plan. Prior to the adoption of the 2017 Incentive Plan, accounting for unit-based payments did not apply to us. Therefore, the adoption of this guidance in 2017 was the result of the adoption of the 2017 Incentive Plan and which had a minimal impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends FASB ASC Topic 740, Income Taxes. This ASU requires the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current U.S. GAAP prohibits the recognition of current and deferred incomes taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We have elected to early adopt this guidance in the first quarter of 2017. The impact of early adopting this guidance on our consolidated financial statements is a cumulative effect adjustment to decrease our equity attributable to Icahn Enterprises and Icahn Enterprises Holdings as of January 1, 2017 by $47 million to reverse previously deferred charges and recognize them in equity.
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amends FASB ASC Topic 805, Business Combinations. This ASU provides guidance on what constitutes a business for purposes of applying FASB ASC Topic 805. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have elected to early adopt this guidance in the first quarter of 2017. We did not have any material transactions affected by this guidance and therefore, the adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which amends FASB ASC Topic 350, Intangibles - Goodwill and Other. This ASU simplifies the subsequent measurement of goodwill by eliminating "Step 2" from the goodwill impairment test which, prior to adoption of this ASU, requires comparing the implied fair value of goodwill with its carrying value. By eliminating "Step 2" from the goodwill impairment test, the quantitative analysis of goodwill will result in an impairment loss for the amount that the carrying value of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to the tested reporting unit. While this ASU reduces the complexity and cost of our goodwill impairment tests, it may result in significant differences in the recognition of goodwill impairment. For example, should our reporting units fail "Step 1" of the impairment tests but pass the current "Step 2" impairment tests, we may have more impairments of goodwill under the new guidance. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted beginning for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. We have elected to early adopt this guidance for our interim and annual goodwill impairment tests to be performed on testing dates beginning in 2017. This ASU principally affects our Automotive segment as substantially all of our goodwill balance pertains to our Automotive segment as of March 31, 2017. We did not perform any interim goodwill impairment analysis in 2017 and therefore, the adoption of this guidance had no impact on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 to FASB ASC Topic 606 that

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. Early adoption is permitted only as of the annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have developed an implementation plan to adopt this new ASU. As part of this plan, we are continuing to assess the impact of this new standard on our business processes, business and accounting systems, and consolidated financial statements and related disclosures. We expect to complete our assessment within the next several months after which we will initiate the design and implementation phases of the plan, including implementing any changes to existing business processes and systems to accommodate these new standards, during 2017. We will adopt these new standards on January 1, 2018 using the modified retrospective application method. To date, we have not identified any material differences in our existing revenue recognition methods that would require modification under the new standards.
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
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which amends FASB ASC Topic 326, Financial Instruments - Credit Losses. This ASU requires financial assets measured at amortized cost to be presented at the net amount to be collected and broadens the information, including forecasted information incorporating more timely information, that an entity must consider in developing its expected credit loss estimate for assets measured. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.
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
In March 2017, the FASB issued ASU No. 2017-07, Retirement Benefits, which amends FASB ASC Topic 715, Compensation - Retirement Benefits. This ASU requires entities to present the service cost component of net periodic benefit cost in the same line item or items in the financial statements as other compensation costs arising from services rendered by the pertinent employees during the period. This ASU is effective for fiscal years beginning after December 15, 2017, and interim

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, comprehensive income, cash flows and disclosures.

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
Investment
During the three months ended March 31, 2017 and 2016, affiliates of Mr. Icahn invested $600 million and $490 million, respectively, in the Investment Funds. As of March 31, 2017 and December 31, 2016, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $4.2 billion and $3.7 billion, respectively, representing approximately 69% of the Investment Funds' assets under management as of each respective date.
We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended March 31, 2017 and 2016, $2 million and $(12) million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
Railcar
ARL
On February 29, 2016, Icahn Enterprises entered into a contribution agreement with an affiliate of Mr. Icahn to acquire the remaining 25% economic interest in ARL not already owned by us. Pursuant to this contribution agreement, we contributed 685,367 newly issued depositary units of Icahn Enterprises to the affiliate in exchange for the remaining 25% economic interest in ARL. As a result of the transaction, we own a 100% economic interest in ARL. This transaction was authorized by the independent committee of the board of directors of the general partner of Icahn Enterprises. The independent committee was advised by independent counsel and retained an independent financial advisor which rendered a fairness opinion.
Transactions with ACF
Our Railcar segment has certain transactions with ACF Industries LLC ("ACF"), an affiliate of Mr. Icahn, under various agreements, as well as on a purchase order basis. ACF is a manufacturer and fabricator of specialty railcar parts and miscellaneous steel products.
Railcar Component Purchases from ACF
Under a manufacturing services agreement entered into in 1994 and amended in 2005, ACF agreed to manufacture and distribute, at ARI’s instruction, various railcar components. In consideration for these services, ARI agreed to pay ACF based on agreed upon rates. The agreement automatically renews unless written notice is provided by ARI.
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
For each of the three months ended March 31, 2017 and 2016, ARI purchased $2 million of components from ACF.
Railcar Purchasing and Engineering Services Agreement with ACF
In January 2013, ARI entered into a purchasing and engineering services agreement and license with ACF. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee on the basis that the terms of the agreement were not materially less favorable to ARI than those that could have been obtained in a comparable transaction with an unrelated person. Under this agreement, ARI provides purchasing support and engineering

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

services to ACF in connection with ACF’s manufacture and sale of tank railcars at its facility in Milton, Pennsylvania. Additionally, ARI has granted ACF a nonexclusive, non-assignable license to certain of ARI’s intellectual property, including certain designs, specifications, processes and manufacturing know-how required to manufacture and sell tank railcars during the term of the agreement. In December 2016, ARI and ACF amended this agreement to, among other provisions, extend the termination date to December 31, 2017 from December 31, 2016, subject to certain early termination events.
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
There were no revenues for the three months ended March 31, 2017 with respect to sales of railcar components to ACF and for royalties and profits on railcars sold by ACF. For the three months ended March 31, 2016, such revenues were less than $1 million.
Railcar Repair Services and Support for ACF
In April 2015, ARI entered into a repair services and support agreement with ACF. The agreement was unanimously approved by the independent directors of ARI’s and Icahn Enterprises' audit committee. Under this agreement, ARI provides certain sales and administrative and technical services, materials and purchasing support and engineering services to ACF to provide repair and retrofit services ("Railcar Repair Services"). Additionally, ARI provides a non-exclusive and non-assignable license of certain intellectual property related to the Railcar Repair Services for railcars. ARI receives 30% of the net profits (as defined in the agreement) for Railcar Repair Services related to all railcars not owned by ARL or its subsidiaries and 20% of the net profits for Railcar Repair Services related to all railcars owned by ARL or its subsidiaries, if any, but does not absorb any losses incurred by ACF.
Under the agreement, ARI has the exclusive right to sales opportunities related to Railcar Repair Services, except for any sales opportunity related to Railcar Repair Services presented to ACF by ARL with respect to ARL-owned railcars. ARI also has the right to assign any sales opportunities related to Railcar Repair Services to ACF, and ACF has the right, but not the obligation, to accept such sales opportunity. Subject to certain early termination events, the agreement terminates on December 31, 2020.
ARI's revenues under this agreement were less than $1 million for each of the three months ended March 31, 2017 and 2016.
Railcar Purchases from ACF
ARL has an agreement with ACF to purchase railcars from ACF ("ACF Agreement"). The ACF Agreement was unanimously approved by Icahn Enterprises' audit committee consisting of independent directors, who were advised by independent counsel and an independent financial advisor on the basis that the terms were not less favorable than those terms that could have been obtained in a comparable transaction with an unaffiliated third party. Under this agreement, purchases of railcars by ARL from ACF were immaterial for each of the three months ended March 31, 2017 and 2016. Separately, on a contract-by-contract basis, our Railcar segment purchased $12 million of railcars from ACF for three months ended March 31, 2016. Our Railcar segment did not purchase railcars from ACF on a contract-by-contract basis during the three months ended March 31, 2017.
Insight Portfolio Group LLC
Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises Holdings has a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of ours, including Federal-Mogul, CVR, PSC Metals, ARI, ARL, Tropicana, Viskase and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. For each of three months ended March 31, 2017 and 2016, we and certain of our subsidiaries paid certain of the Insight Portfolio Group's operating expenses of less than $1 million.

4.	Investments and Related Matters.
Investment
Investments, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, all of which are reported at fair value in our condensed consolidated balance sheets. These investments are considered trading securities. In addition, our Investment segment has certain derivative transactions which are discussed in Note 6, “Derivative Financial Instruments." The carrying value and detail by security type, including business sector for equity securities, with respect to investments and securities sold, not yet purchased held by our Investment segment consist of the following:

	March 31, 2017	December 31, 2016
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$975	$963
Consumer, non-cyclical	2,896	2,677
Energy	1,479	1,278
Financial	2,280	2,385
Technology	847	911
Other	677	802
	9,154	9,023

Corporate debt securities	276	190
	$9,430	$9,213
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$71	$—
Consumer, cyclical	1,880	968
Energy	100	19
Industrial	88	100
	2,139	1,087

Corporate debt securities	53	52
	$2,192	$1,139
The portion of trading gains (losses) that relates to trading securities still held by our Investment segment was $444 million and $(174) million for the three months ended March 31, 2017 and 2016, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2017, the Investment Funds owned approximately 28.2% of the outstanding common stock of Hertz Global Holdings, Inc. ("Hertz"). Beginning in the fourth quarter of 2016, our Investment segment applied the fair value option to this investment because at such time this investment would have otherwise been subject to the equity method of accounting.  Our Investment segment recorded a net loss of $94 million for the three months ended March 31, 2017, with respect to its investment in Hertz. As of March 31, 2017 and December 31, 2016, the aggregate fair value of our Investment segment's investment in Hertz was $411 million and $505 million, respectively, and is included in investments in our condensed consolidated balance sheets.
The Investment Funds also owned approximately 19.7% of the outstanding common stock of Herbalife Ltd. ("Herbalife") as of March 31, 2017. Beginning in the third quarter of 2016, our Investment segment applied the fair value option to this investment because at such time this investment would have otherwise been subject to the equity method of accounting after considering additional ownership in Herbalife by an affiliate of Mr. Icahn as well as the collective representation on the board of directors of Herbalife. Our Investment segment recorded a net gain of $182 million for the three months ended March 31, 2017, with respect to its investment in Herbalife. As of March 31, 2017 and December 31, 2016, the aggregate fair value of our Investment segment's investment in Herbalife was approximately $1.1 billion and $867 million, respectively.
Other Segments
With the exception of certain equity method investments at our operating subsidiaries disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Equity method investments	$293	$302
Other investments (measured at fair value)	364	366
	$657	$668

5.	Fair Value Measurements.
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
Investments and non-financial assets and/or liabilities measured and reported at fair value are classified and disclosed in one of the following categories:
Level 1 - Quoted prices are available in active markets for identical investments and non-financial assets and/or liabilities as of the reporting date.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's, non-financial assets' and/or liabilities' level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the investment. Significant transfers, if

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

any, between the levels within the fair value hierarchy are recognized at the beginning of the reporting period when changes in circumstances require such transfers.
Assets Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments (Note 4)	$9,163	$389	$214	$9,766	$9,033	$306	$212	$9,551
Derivative contracts, at fair value(1)	—	8	—	8	—	23	—	23
	$9,163	$397	$214	$9,774	$9,033	$329	$212	$9,574
Liabilities
Securities sold, not yet purchased (Note 4)	$2,139	$53	$—	$2,192	$1,087	$52	$—	$1,139
Other liabilities	—	180	—	180	—	187	—	187
Derivative contracts, at fair value(2)	—	1,673	—	1,673	—	1,139	—	1,139
	$2,139	$1,906	$—	$4,045	$1,087	$1,378	$—	$2,465

(1)	Amounts are classified within other assets in our condensed consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our condensed consolidated balance sheets.

Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Balance at January 1	$212	$283
Net realized and unrealized gains (losses)(1)	1	16
Purchases	—	50
Transfers out	—	(128)
Transfers in	1	6
Balance at March 31	$214	$227
(1) Includes net unrealized losses of $1 million and $0 million for the three months ended March 31, 2017 and 2016, respectively, relating to investments still held at March 31 of each respective period and which are included in net gain (loss) from investment activities in the condensed consolidated statements of operations.
Transfers out of Level 3 during the three months ended March 31, 2016 primarily relates to our previously held corporate debt investment in TER of $126 million. The investment was transferred out of Level 3 following TER's emergence from bankruptcy on February 26, 2016 and subsequently becoming a wholly owned consolidated subsidiary of ours upon the extinguishment of their debt and its conversion to equity in TER. Purchases during the three months ended March 31, 2016 relates to an increase in a certain investment classified as trading securities which is considered a Level 3 investment due to unobservable market data and is measured at fair value on a recurring basis. We determined the fair value of this investment using internally developed models and other valuation techniques. As of March 31, 2017 and December 31, 2016, the fair value of this investment was $207 million and $207 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
Certain assets measured at fair value using level 3 inputs on a nonrecurring basis have been impaired. During the three months ended March 31, 2017 and 2016, we recorded impairment charges of $3 million and $3 million, respectively, relating to property, plant and equipment. We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize. In addition, during the three months ended March 31, 2017, we recorded a loss of $5 million from marking inventory down to net realizable value at our Automotive segment.
Refer to Note 8, "Goodwill and Intangible Assets, Net," for discussion of our goodwill and intangible asset impairments.
Refer to Note 12, "Segment Reporting," for total impairment recorded by each of our segments.

6.	Derivative Financial Instruments.
Certain derivative contracts executed by the Investment Funds with a single counterparty, by our Automotive segment with a single counterparty, or by our Energy segment with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts, are reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported in either other assets or accrued expenses and other liabilities in our condensed consolidated balance sheets.
Investment
The Investment Funds may enter into derivative contracts, including swap contracts, futures contracts and option contracts. The Investment Funds may also enter into foreign currency derivative contracts with the objective of capital appreciation or to economically hedge against foreign currency exchange rate risks on all or a portion of their non-U.S. dollar denominated investments.
The Investment Funds have entered into various types of swap contracts with other counterparties. These agreements provide that they are entitled to receive or are obligated to pay in cash an amount equal to the increase or decrease, respectively, in the value of the underlying shares, debt and other instruments that are the subject of the contracts, during the period from inception of the applicable agreement to its expiration. In addition, pursuant to the terms of such agreements, they are entitled to receive or obligated to pay other amounts, including interest, dividends and other distributions made in respect of the underlying shares, debt and other instruments during the specified time frame. They are also required to pay to the counterparty a floating interest rate equal to the product of the notional amount multiplied by an agreed-upon rate, and they receive interest on any cash collateral that they post to the counterparty at the federal funds or LIBOR rate in effect for such period.
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
The Investment Funds may utilize forward contracts to seek to protect their assets denominated in foreign currencies and precious metals holdings from losses due to fluctuations in foreign exchange rates and spot rates. The Investment Funds' exposure to credit risk associated with non-performance of such forward contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in other assets and accrued expenses and other liabilities in our condensed consolidated balance sheets.
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
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position at March 31, 2017 and December 31, 2016 was $17 million and $39 million, respectively.
Automotive
Commodity Contracts
Federal-Mogul's production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of Federal-Mogul's commodity price forward contract activity is to manage the volatility associated with forecasted purchases. Federal-Mogul monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include copper, nickel, tin, zinc, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to eighteen months in the future.
Energy
Commodity Contracts
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the condensed consolidated balance sheets with changes in fair value currently recognized in the condensed consolidated statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. As of March 31, 2017, CVR Refining did not have any open commodity swap contracts.
Consolidated Derivative Information
The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments in accordance with U.S GAAP:

Derivatives Not Designated as Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(in millions)
Equity contracts	$35	$15	$1,692	$1,104
Credit contracts	—	17	16	39
Commodity contracts	6	2	—	11
Sub-total	41	34	1,708	1,154
Netting across contract types(3)	(35)	(15)	(35)	(15)
Total(3)	$6	$19	$1,673	$1,139

(1)	Net asset derivatives are located within other assets in our condensed consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our condensed consolidated balance sheets.

(3)
Excludes netting of cash collateral received and posted. The total collateral posted at March 31, 2017 and December 31, 2016 was $874 million and $634 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash on the condensed consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our derivatives not designated as hedging instruments:

	(Loss) Gain Recognized in Income(1)
Derivatives Not Designated as Hedging Instruments	Three Months Ended March 31,
	2017	2016
	(in millions)
Equity contracts	$(573)	$(408)
Foreign exchange contracts	—	(38)
Credit contracts	(25)	125
Interest rate contracts	—	(12)
Commodity contracts	(5)	(49)
	$(603)	$(382)

(1)
Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments.

The volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, is as follows:

	March 31, 2017		December 31, 2016
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Equity contracts	$446	$13,504	$112	$14,094
Credit contracts(1)	—	481	202	472
Commodity contracts	23	301	16	754

(1)
The short notional amount on our credit default swap positions is approximately $2.7 billion and $2.6 billion as of March 31, 2017 and December 31, 2016, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $481 million and $472 million as of March 31, 2017 and December 31, 2016, respectively.

7.	Inventories, Net.
Inventories, net consists of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Raw materials	$479	$483
Work in process	340	299
Finished goods	2,248	2,201
	$3,067	$2,983

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,688	$(537)	$1,151	$1,662	$(537)	$1,125
Railcar	7	—	7	7	—	7
Food Packaging	7	—	7	4	—	4
	$1,702	$(537)	$1,165	$1,673	$(537)	$1,136

Intangible assets, net consists of the following:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$1,079	$(487)	$592	$1,059	$(471)	$588
Developed technology	142	(107)	35	142	(104)	38
In-place leases	121	(85)	36	121	(83)	38
Gasification technology license	60	(12)	48	60	(11)	49
Other	53	(22)	31	47	(22)	25
	$1,455	$(713)	$742	$1,429	$(691)	$738
Indefinite-lived intangible assets:
Trademarks and brand names			$304			$305
Gaming licenses			37			37
			341			342
Intangible assets, net			$1,083			$1,080
Amortization expense associated with definite-lived intangible assets was $23 million and $23 million for the three months ended March 31, 2017 and 2016, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
Acquisitions
Acquisitions during the three months ended March 31, 2017 were not material individually or in the aggregate. As a result of certain acquisitions, our Automotive and Food Packaging segments allocated $22 million and $3 million, respectively, to goodwill during the three months ended March 31, 2017. In addition, our Food Packaging segment allocated $25 million to definite-lived intangible assets amortized over a weighted average of 18 years.
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
Notes to Condensed Consolidated Financial Statements (Unaudited)

future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.
Energy
We perform the annual goodwill impairment test for our Energy segment as of April 30 of each year, or more frequently if impairment indicators exist. During the first quarter of 2016, due to worsening sales trends for our Energy segment's petroleum reporting unit, we performed an interim goodwill impairment analysis. Based on this analysis, our Energy segment recognized a goodwill impairment charge of $574 million, which represented the full amount of the remaining goodwill allocated to the petroleum reporting unit as well as the segment.

9.	Debt.
Debt consists of the following:

	Icahn Enterprises		Icahn Enterprises Holdings
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(in millions)		(in millions)
6.75% senior unsecured notes due 2024 - Icahn Enterprises/Icahn Enterprises Holdings	$498	$—	$499	$—
6.25% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	692	—	693	—
5.875% senior unsecured notes due 2022 - Icahn Enterprises/Icahn Enterprises Holdings	1,340	1,340	1,341	1,341
6.00% senior unsecured notes due 2020 - Icahn Enterprises/Icahn Enterprises Holdings	1,705	1,705	1,706	1,706
4.875% senior unsecured notes due 2019 - Icahn Enterprises/Icahn Enterprises Holdings	1,272	1,271	1,272	1,272
3.50% senior unsecured notes due 2017 - Icahn Enterprises/Icahn Enterprises Holdings	—	1,174	—	1,174
Debt and credit facilities - Automotive	3,321	3,249	3,321	3,249
Debt facilities - Energy	1,119	1,118	1,119	1,118
Debt and credit facilities - Railcar	565	571	565	571
Credit facilities - Gaming	286	287	286	287
Credit facilities - Food Packaging	273	265	273	265
Capital leases and other	141	139	141	139
	$11,212	$11,119	$11,216	$11,122
Except for those described below, there were no other significant changes to our consolidated debt during the three months ended March 31, 2017 as compared to that reported in our Annual Report on Form 10-K for the year ended December 31, 2016. Additionally, where applicable, we or our subsidiaries were in compliance with all covenants for their respective debt instruments as of March 31, 2017 and December 31, 2016.
Senior Unsecured Notes - Icahn Enterprises and Icahn Enterprises Holdings
Refinancing of 3.50% Senior Unsecured Notes Due 2017
On January 18, 2017, we and a wholly owned subsidiary of ours, Icahn Enterprises Finance Corp. (collectively, the "Issuers"), issued $695 million in aggregate principal amount of 6.250% senior unsecured notes due 2022 and $500 million in aggregate principal amount of 6.750% senior unsecured notes due 2024 (collectively, the "New Notes"). The net proceeds from the sale of the New Notes were approximately $1.190 billion, after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering. These proceeds were used to redeem all of the Issuer's outstanding senior unsecured notes due 2017, including accrued interest. Interest on the New Notes are payable on February 1 and August 1

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

of each year, commencing August 1, 2017. The Issuers issued the New Notes under an indenture dated January 18, 2017, among the Issuers, Icahn Enterprises Holdings (the "Guarantor"), and Wilmington Trust Company, as trustee. The indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. Prior to maturity of the New Notes, the Issuers may redeem some or all of the notes at certain times by paying a premium as specified in the indenture, plus accrued and unpaid interest.
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
On March 22, 2017, the Issuers and the Guarantor filed a registration statement on Form S-4 with the SEC which offers to exchange the unregistered New Notes for registered, publicly tradable notes that have substantially identical terms as the New Notes. The registration statement on Form S-4 was declared effective by the SEC on April 27, 2017.
Senior Unsecured Notes Covenants
As of March 31, 2017 and December 31, 2016, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of March 31, 2017, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness.
Debt and Credit Facilities - Automotive
On March 30, 2017, Federal-Mogul issued €415 million in aggregate principal amount of 4.875% senior secured notes due 2022 and €300 million in aggregate principal amount of floating rate senior secured notes due 2024. Interest on the floating rate notes will accrue at the three-month EURIBOR rate, with 0% floor, plus 4.875% per annum. These notes were issued without a discount and will rank equally in right of payment to all existing and future senior secured indebtedness of Federal-Mogul.
Proceeds from the issuance of these notes were $776 million which were used to repay Federal-Mogul's tranche B term loan, including accrued interest, a portion of the outstanding balance on its revolving facility and fees and expenses related to the issuance of the notes. In addition, Federal-Mogul recognized a $2 million loss on the extinguishment of debt for the three months ended March 31, 2017 for the write-off of prior debt issuance costs and original issue discounts related to the tranche B term loan.

10.	Pension, Other Post-employment Benefits and Employee Benefit Plans.
Federal-Mogul, ARI and Viskase each sponsor several defined benefit pension plans (the ''Pension Benefits'') (and, in the case of Viskase, its pension plans include defined contribution plans). Additionally, Federal-Mogul and Viskase each sponsor health care and life insurance benefits (''Other Post-Retirement Benefits'') for certain employees and retirees around the world.
Components of net periodic benefit cost for the three months ended March 31, 2017 and 2016 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
	(in millions)
Service cost	$4	$4	$—	$—
Interest cost	16	17	3	3
Expected return on plan assets	(14)	(14)	—	—
Amortization of actuarial losses	6	5	—	1
Amortization of prior service credit	—	—	(1)	(1)
	$12	$12	$2	$3

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Net Income Per LP Unit.
The following table sets forth the allocation of net income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income per LP unit of Icahn Enterprises:

	Three Months Ended March 31,
	2017	2016
	(in millions, except per unit data)
Net loss attributable to Icahn Enterprises	$(18)	$(837)
Net loss attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$(18)	$(820)

Basic and diluted loss per LP unit	$(0.12)	$(6.21)
Basic and diluted weighted average LP units outstanding	149	132
As there effect would have been anti-dilutive, 1 million weighted average units have been excluded from the calculation of diluted income per LP unit for each of the three months ended March 31, 2017 and 2016 relating to potentially dilutive units as discussed below.
Icahn Enterprises Rights Offering
In January 2017, Icahn Enterprises commenced a rights offering entitling holders of the rights to acquire newly issued depositary units of Icahn Enterprises. The rights offering, which expired on February 22, 2017, was fully subscribed with total basic subscription rights and over-subscription rights being exercised resulting in a total of 11,171,104 depositary units issued on March 1, 2017 and for aggregate proceeds of $600 million. Affiliates of Mr. Icahn fully exercised all of the basic subscription rights and over-subscription rights allocated to them in the rights offering aggregating 10,525,105 additional depositary units.
LP Unit Distribution
On February 27, 2017, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on April 18, 2017, Icahn Enterprises distributed an aggregate 4,335,685 depositary units to unit holders electing to receive depositary units in connection with this distribution.
Because the depositary unit holder has the election to receive the distribution either in cash or additional depositary units, we recorded a unit distribution liability of $239 million as the unit distribution had not been made as of March 31, 2017. In addition, the unit distribution liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, is considered a potentially dilutive security and is considered in the calculation of diluted income per LP unit as disclosed above. Any difference between the liability recorded and the amount representing the aggregate value of the number of depositary units distributed and cash paid would be charged to equity. Mr. Icahn and his affiliates elected to receive their proportionate share of the quarterly distribution in depositary units.
2017 Incentive Plan
During the three months ended March 31, 2017, Icahn Enterprises distributed 672 depositary units, net of payroll withholdings, with respect to certain restricted depositary units that vested during the period in connection with the 2017 Incentive Plan. The aggregate impact of the 2017 Incentive Plan is not material with respect to our condensed consolidated financial statements, including the calculation of potentially dilutive units.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

12.	Segment Reporting.
We report segment information based on the various industries in which our businesses operate and how we manage those businesses in accordance with our investment strategies, which may include: identifying and acquiring undervalued assets and businesses, often through the purchase of distressed securities; increasing value through management, financial or other operational changes; and managing complex legal, regulatory or financial issues, which may include bankruptcy or insolvency, environmental, zoning, permitting and licensing issues. Therefore, although many of our businesses are operated under separate local management, certain of our businesses are grouped together when they operate within a similar industry, comprising similarities in products, customers, production processes and regulatory environments, and when such businesses, when considered together, may be managed in accordance with one or more investment strategies specific to those businesses. Among other measures, we assess and measure segment operating results based on net income from continuing operations attributable to Icahn Enterprises and Icahn Enterprises Holdings. Certain terms of financings for certain of our businesses impose restrictions on the business' ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Icahn Enterprises' and Icahn Enterprises Holdings' condensed statements of operations by reporting segment for the three months ended March 31, 2017 and 2016 are presented below:

	Three Months Ended March 31, 2017
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$2,477	$1,507	$61	$—	$103	$33	$90	$1	$47	$—	$4,319
Other revenues from operations	—	108	—	133	217	—	—	—	17	—	—	475
Net loss from investment activities	(128)	—	—	—	—	—	—	—	—	—	(2)	(130)
Interest and dividend income	26	—	—	—	1	—	—	—	—	—	2	29
Other (loss) income, net	(41)	16	12	1	(2)	—	(2)	—	—	—	—	(16)
	(143)	2,601	1,519	195	216	103	31	90	18	47	—	4,677
Expenses:
Cost of goods sold	—	2,041	1,419	55	—	96	17	68	1	40	—	3,737
Other expenses from operations	—	99	—	43	101	—	—	—	11	—	—	254
Selling, general and administrative	2	385	36	14	102	5	6	16	2	10	4	582
Restructuring	—	7	—	—	—	—	—	—	—	—	—	7
Impairment	—	6	—	—	—	—	—	—	2	—	—	8
Interest expense	47	40	27	19	3	—	2	3	—	—	82	223
	49	2,578	1,482	131	206	101	25	87	16	50	86	4,811
(Loss) income before income tax benefit (expense)	(192)	23	37	64	10	2	6	3	2	(3)	(86)	(134)
Income tax benefit (expense)	—	7	(9)	(12)	(14)	—	—	(1)	—	—	3	(26)
Net (loss) income	(192)	30	28	52	(4)	2	6	2	2	(3)	(83)	(160)
Less: net loss (income) attributable to non-controlling interests	169	(3)	(11)	(4)	(7)	—	(1)	(1)	—	—	—	142
Net (loss) income attributable to Icahn Enterprises	$(23)	$27	$17	$48	$(11)	$2	$5	$1	$2	$(3)	$(83)	$(18)

Supplemental information:
Capital expenditures	$—	$111	$24	$59	$22	$2	$9	$3	$—	$1	$—	$231
Depreciation and amortization(1)	$—	$121	$67	$18	$18	$5	$1	$6	$5	$2	$—	$243

	Three Months Ended March 31, 2016
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$2,321	$906	$124	$—	$58	$10	$77	$2	$50	$—	$3,548
Other revenues from operations	—	80	—	132	218	—	—	—	16	—	—	446
Net (loss) gain from investment activities	(945)	—	—	—	—	—	—	—	—	—	9	(936)
Interest and dividend income	38	1	—	1	—	—	—	—	—	—	2	42
Other (loss) income, net	(1)	24	(1)	2	—	—	(3)	4	1	1	—	27
	(908)	2,426	905	259	218	58	7	81	19	51	11	3,127
Expenses:
Cost of goods sold	—	1,912	927	102	—	64	14	61	1	42	—	3,123
Other expenses from operations	—	76	—	54	106	—	—	—	10	—	—	246
Selling, general and administrative	(12)	350	35	12	97	4	4	12	3	9	4	518
Restructuring	—	15	—	—	—	—	—	—	—	—	—	15
Impairment	—	3	574	—	—	—	—	—	—	—	—	577
Interest expense	87	39	11	23	3	—	1	3	1	—	73	241
	75	2,395	1,547	191	206	68	19	76	15	51	77	4,720
(Loss) income before income tax (expense) benefit	(983)	31	(642)	68	12	(10)	(12)	5	4	—	(66)	(1,593)
Income tax (expense) benefit	—	(3)	28	(18)	(6)	4	(1)	(1)	—	—	(19)	(16)
Net (loss) income	(983)	28	(614)	50	6	(6)	(13)	4	4	—	(85)	(1,609)
Less: net loss (income) attributable to non-controlling interests	533	(7)	261	(14)	(3)	—	3	(1)	—	—	—	772
Net (loss) income attributable to Icahn Enterprises	$(450)	$21	$(353)	$36	$3	$(6)	$(10)	$3	$4	$—	$(85)	$(837)

Supplemental information:
Capital expenditures	$—	$99	$48	$39	$16	$1	$2	$3	$—	$2	$—	$210
Depreciation and amortization(1)	$—	$104	$56	$34	$17	$6	$1	$5	$5	$2	$—	$230

(1)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the amounts of $5 million and $4 million for the three months ended March 31, 2017 and 2016, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Icahn Enterprises' condensed balance sheets by reporting segment as of March 31, 2017 and December 31, 2016 are presented below. Icahn Enterprises Holdings' condensed balance sheets are substantially the same, with immaterial differences relating to the Holding Company's other assets, debt and equity attributable to Icahn Enterprises Holdings.

	March 31, 2017
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$16	$389	$804	$151	$257	$4	$18	$15	$25	$2	$337	$2,018
Cash held at consolidated affiliated partnerships and restricted cash	956	1	—	19	15	5	—	2	2	4	3	1,007
Investments	9,430	261	7	33	35	—	—	—	—	—	321	10,087
Accounts receivable, net	—	1,380	143	25	10	54	4	69	4	36	—	1,725
Inventories, net	—	2,422	354	79	—	34	25	85	—	68	—	3,067
Property, plant and equipment, net	—	3,347	3,317	1,606	770	96	160	166	600	74	—	10,136
Goodwill and intangible assets, net	—	1,777	313	7	75	4	—	35	36	1	—	2,248
Other assets	1,570	545	62	1,346	208	11	22	107	18	6	6	3,901
Total assets	$11,972	$10,122	$5,000	$3,266	$1,370	$208	$229	$479	$685	$191	$667	$34,189
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,759	$2,931	$1,474	$2,068	$160	$36	$40	$93	$23	$30	$399	$9,013
Securities sold, not yet purchased, at fair value	2,192	—	—	—	—	—	—	—	—	—	—	2,192
Due to brokers	2,017	—	—	—	—	—	—	—	—	—	—	2,017
Post-employment benefit liability	—	1,107	—	9	—	2	—	70	—	—	—	1,188
Debt	—	3,334	1,165	565	286	1	56	274	24	—	5,507	11,212
Total liabilities	5,968	7,372	2,639	2,642	446	39	96	437	47	30	5,906	25,622

Equity attributable to Icahn Enterprises	1,846	2,599	1,018	415	686	169	109	28	638	161	(5,239)	2,430
Equity attributable to non-controlling interests	4,158	151	1,343	209	238	—	24	14	—	—	—	6,137
Total equity	6,004	2,750	2,361	624	924	169	133	42	638	161	(5,239)	8,567
Total liabilities and equity	$11,972	$10,122	$5,000	$3,266	$1,370	$208	$229	$479	$685	$191	$667	$34,189

	December 31, 2016
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$13	$353	$736	$179	$244	$4	$14	$39	$24	$2	$225	$1,833
Cash held at consolidated affiliated partnerships and restricted cash	752	2	—	19	15	5	—	2	2	4	3	804
Investments	9,213	270	6	35	33	—	—	—	—	—	324	9,881
Accounts receivable, net	—	1,270	152	40	12	29	5	63	3	35	—	1,609
Inventories, net	—	2,353	349	75	—	38	25	72	—	71	—	2,983
Property, plant and equipment, net	—	3,302	3,358	1,567	814	100	152	152	602	75	—	10,122
Goodwill and intangible assets, net	—	1,765	318	7	75	4	—	8	38	1	—	2,216
Other assets	1,518	504	94	1,410	209	13	23	92	18	5	1	3,887
Total assets	$11,496	$9,819	$5,013	$3,332	$1,402	$193	$219	$428	$687	$193	$553	$33,335
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,236	$2,834	$1,474	$2,100	$153	$34	$38	$69	$20	$29	$168	$8,155
Securities sold, not yet purchased, at fair value	1,139	—	—	—	—	—	—	—	—	—	—	1,139
Due to brokers	3,725	—	—	—	—	—	—	—	—	—	—	3,725
Post-employment benefit liability	—	1,113	—	9	—	2	—	56	—	—	—	1,180
Debt	—	3,259	1,165	571	287	2	55	265	25	—	5,490	11,119
Total liabilities	6,100	7,206	2,639	2,680	440	38	93	390	45	29	5,658	25,318

Equity attributable to Icahn Enterprises	1,669	2,292	1,034	444	730	155	104	25	642	164	(5,105)	2,154
Equity attributable to non-controlling interests	3,727	321	1,340	208	232	—	22	13	—	—	—	5,863
Total equity	5,396	2,613	2,374	652	962	155	126	38	642	164	(5,105)	8,017
Total liabilities and equity	$11,496	$9,819	$5,013	$3,332	$1,402	$193	$219	$428	$687	$193	$553	$33,335

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Income Taxes.
For the three months ended March 31, 2017, we recorded an income tax expense of $26 million on pre-tax loss of $134 million compared to an income tax expense of $16 million on pre-tax loss of approximately $1.6 billion for the three months ended March 31, 2016. Our effective income tax rate was (19.4)% and (1.0)% for the three months ended March 31, 2017 and 2016, respectively.
For the three months ended March 31, 2017, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership losses for which there was no tax benefit, as such losses are allocated to the partners.
For the three months ended March 31, 2016, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership losses for which there was no tax benefit, as such losses are allocated to the partners, and goodwill impairment not deductible for tax purposes.

14.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Employment Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2016	$(614)	$(22)	$(948)	$(1,584)
Other comprehensive income before reclassifications, net of tax	—	1	95	96
Reclassifications from accumulated other comprehensive loss to earnings	5	(1)	—	4
Other comprehensive income, net of tax	5	—	95	100
Balance, March 31, 2017	$(609)	$(22)	$(853)	$(1,484)
Other comprehensive income, net of tax includes $6 million attributable to non-controlling interests.

15.	Other Income, Net.
Other income, net consists of the following:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Realized and unrealized gain (loss) on derivatives, net (Note 6)	$12	$(1)
Other derivative loss	(41)	—
(Loss) gain on disposition of assets, net	(5)	10
Loss on extinguishment of debt (Note 9)	(2)	—
Equity earnings from non-consolidated affiliates	18	15
Foreign currency transaction loss	(7)	(3)
Other	9	6
	$(16)	$27

16.	Commitments and Contingencies.
Environmental Matters
Due to the nature of our business, certain of our subsidiaries' operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities were $48 million and $50 million as of March 31, 2017 and December 31, 2016, respectively, primarily within our Automotive, Energy and Metals segments and which are included in accrued expenses

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.
Automotive
Federal-Mogul is a defendant in lawsuits filed, or the recipient of administrative orders issued or demand letters received, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) or other similar national, provincial or state environmental remedial laws. These laws provide that responsible parties may be liable to pay for remediating contamination resulting from hazardous substances that were discharged into the environment by them, by prior owners or occupants of property they currently own or operate, or by others to whom they sent such substances for treatment or other disposition at third party locations. Federal-Mogul has been notified by the EPA, other national environmental agencies, and various provincial and state agencies that it may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to CERCLA and other national and state or provincial environmental laws. PRP designation often results in the funding of site investigations and subsequent remedial activities.
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
Our Automotive segment's total environmental liabilities, determined on an undiscounted basis, were $15 million and $16 million as of March 31, 2017 and December 31, 2016, respectively. Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At March 31, 2017, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $41 million.
Energy
Environmental Health and Safety Matters
The petroleum and nitrogen fertilizer businesses are subject to various stringent federal, state, and local Environmental Health and Safety ("EHS") rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries.
Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the environmental matters from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. CVR believes the petroleum and nitrogen fertilizer businesses are in material compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on CVR's business, financial condition or results of operations.
As of March 31, 2017 and December 31, 2016, our Energy segment had environmental accruals of $4 million and $5 million, respectively. CVR's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR's management believes that the accruals established for environmental expenditures are adequate.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. Capital expenditures incurred for environmental compliance and efficiency of the operations were $5 million and $4 million for the three months ended March 31, 2017 and 2016, respectively.
Metals
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  In addition, one of PSC Metals' Knoxville locations was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. PSC Metals is exploring a potential settlement of the matter. Currently, PSC Metals cannot assess the impact of any cost or liability associated with these investigations at this location. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these other sites to be immaterial as of both March 31, 2017 and December 31, 2016. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material to its operations.
In November and December of 2011, PSC Metals received three notices of violation ("NOV") from the Missouri Department of Natural Resources (“MDNR”) for hazardous waste and water violations related to its Festus, Missouri location. PSC Metals has entered into a settlement with MDNR that resolves these NOVs.  Currently, PSC Metals believes that it has established adequate reserves for the cost of this settlement.  In addition, PSC Metals believes that it has a claim for indemnification against the prior owner of the facility associated with the above-referenced notices of violation. MDNR and PSC Metals, as part of the resolution of MDNR's NOVs, have undertaken sampling for lead at residences near PSC Metals' Festus yard. Approximately 67 residences were sampled and tested, and of those, approximately 15 tested above residential standards for lead contamination. PSC Metals has entered into a settlement agreement with MDNR which resolves MDNR’s claims and required limited soil remediation at the 15 residences. PSC Metals has complied with the terms of the settlement agreement and expects its obligations under the settlement agreement to terminate in the near future. PSC Metals believes that it has adequately reserved for the cost of compliance with the settlement agreement. Additionally, PSC Metals believes that liability for off-site contamination was retained by the prior owner of the Festus yard and accordingly, it would have a claim for indemnification against the prior owner.
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon its management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $28 million and $28 million at March 31, 2017 and December 31, 2016, respectively. PSC Metals believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business. Estimates of PSC Metals' liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a PRP at additional sites. The impact of such future events cannot be estimated at the current time.
Renewable Fuel Standards
CVR Refining is subject to the Renewable Fuel Standard which requires refiners to either blend "renewable fuels" with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending.
On December 12, 2016, the United States Environmental Protection Agency ("EPA") published in the Federal Register a final rule establishing the renewable fuel volume mandates for 2017, and the biomass-based diesel mandate for 2018. In addition, the EPA has articulated a policy to incentivize additional investments in renewable fuel blending and distribution infrastructure by increasing the price of RINs.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The cost of RINs was $6 million of negative expense and $43 million of expense for three months ended March 31, 2017 and 2016, respectively. The net RINs expense includes the impact of recognizing the petroleum business' uncommitted biofuel blending obligation at fair value based on market prices at each reporting date. As of March 31, 2017 and December 31, 2016, the petroleum business' biofuel blending obligation was $180 million and $186 million, respectively, which is included in accrued expenses and other liabilities in our condensed consolidated balance sheets.
Litigation
From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.
Automotive
On April 25, 2014, a group of plaintiffs brought an action against Federal-Mogul Products, Inc. ("FM Products"), a wholly-owned subsidiary of Federal-Mogul, alleging injuries and damages associated with the discharge of chlorinated hydrocarbons by the former owner of a facility located in Kentucky.  Since 1998, when FM Products acquired the facility, it has been cooperating with the applicable regulatory agencies on remediating the prior discharges pursuant to an order entered into by the facility’s former owner. Federal-Mogul does not currently believe the outcome of this litigation will have a material impact on its financial statements.
On September 29, 2016, September 30, 2016, October 12, 2016 and October 19, 2016, respectively, four putative class actions, captioned Skybo v. Ninivaggi et al., C.A. No. 12790, Lemanchek v. Ninivaggi et al., C.A. No. 12791, Raul v. Ninivaggi et al., C.A. No. 12821 and Mercado v. Ninivaggi et al., C.A. No. 12837, were filed in the Court of Chancery of the State of Delaware against the Board of Directors of Federal-Mogul (the "FM Board") and Icahn Enterprises, Icahn Enterprises Holdings, certain of their affiliates and Icahn Enterprises' Board of Directors (the "Icahn Defendants"), and, in the case of Raul, Federal-Mogul. The complaints allege that, among other things, the FM Board breached its fiduciary duties by approving the proposed Merger Agreement, that the Icahn Defendants breached their fiduciary duties to the minority stockholders of Federal-Mogul and/or aided and abetted the FM Board’s breaches of its fiduciary duties, as well as alleging certain material misstatements and omissions in the Schedule 14D-9 filed by Federal-Mogul (the "Schedule 14D-9"). The complaints allege that, among other things, the then-Offer Price was inadequate and, together with that the Merger Agreement, was the result of a flawed and unfair sales process and conflicts of interest of the FM Board and the special committee of independent directors of Federal-Mogul (the "Special Committee"), alleging that the Special Committee and Federal-Mogul’s management lacked independence from the Icahn Defendants. In addition, the complaints allege that the Merger Agreement contains certain allegedly preclusive deal protection provisions, including a no-solicitation provision, an information rights provision and a matching rights provision. Among other things, the complaints sought to enjoin the transactions contemplated by the Merger Agreement, as well as award costs and disbursements, including reasonable attorneys’ and experts’ fees.  The Raul and Mercado complaints further seek to rescind the transaction or award rescissory damages, or (in the case of Raul) award a quasi-appraisal remedy in the event that the transaction was consummated, as well as award money damages.  On October 28, 2016, all four actions were consolidated under the caption In re Federal-Mogul Holdings, Inc. Stockholder Litigation, C.A. No. 12790-CB (the "Delaware Action"). On March 6, 2017, plaintiffs filed a consolidated amended complaint that does not name Federal-Mogul as a defendant. Among other things, the consolidated amended complaint also adds allegations regarding the commencement and extension of the Offer, the increase in the Offer price, the closing of the transaction, Federal-Mogul's subsequent performance and public statements, Mr. Ninivaggi’s post-merger employment with Icahn Enterprises and the independence of the chairman of the Special Committee. Defendants have moved to dismiss the amended complaint and to stay discovery pending determination of that motion.
On October 5, 2016, a putative class action captioned Sanders v. Federal-Mogul Holdings Corporation et al., C.A. No. 16-155387 was filed in the Circuit Court for Oakland County of the State of Michigan against Federal-Mogul, the FM Board and the Icahn Defendants (the "Michigan Action"). The complaint alleges, among other things, that the FM Board breached its fiduciary duties and that Federal-Mogul and the Icahn Defendants aided and abetted the FM Board’s breaches of its fiduciary duties, as well as alleging certain material misstatements and omissions in the Schedule 14D-9. The complaint alleges that, among other things, the then-Offer Price was unfair and the result of an unfair sales process that included conflicts of interest.  In addition, the complaint alleges that the Merger Agreement contains certain allegedly preclusive deal protection provisions, including a no-solicitation provision, an information rights provision and a matching rights provision. Among other things, the complaint sought to enjoin the transactions contemplated by the Merger Agreement, or, in the event that the transactions were consummated, rescind the transactions or award rescissory damages, as well as award money damages and costs, including reasonable attorneys’ and experts’ fees. On March 6, 2017, the plaintiffs filed an amended complaint which, among other

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

things, dropped Federal-Mogul as a defendant.  The amended complaint also: named certain additional Icahn-affiliated individuals and entities as defendants; deleted various allegations relating to process and purported disclosure deficiencies; added allegations regarding the commencement and extension of the Offer, the increase in the Offer price, the closing of the transaction, Federal-Mogul's subsequent performance and public statements, Mr. Ninivaggi’s post-merger employment with Icahn Enterprises, and the independence of certain directors; and eliminated the request for injunctive relief given the consummation of the transaction.  On April 4, 2017 the Court entered a stipulated order staying the Michigan Action pending final determination of the Delaware Action.
Each of Icahn Enterprises and Federal-Mogul believes that the claims in the Delaware and Michigan Actions are without merit and intends to defend against them vigorously.
Other Matters
FRA Directive
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
The Original Directive indicated that approximately 14,800 general purpose tank railcars could be affected. The Revised Directive requires owners to identify their subject tank railcars and then from that population identify the 15% of subject tank railcars currently in hazardous materials service with the highest mileage in each tank car owner’s fleet. Visual inspection of each of the subject tank railcars is required by the car operator prior to putting any railcar into service. Owners must ensure appropriate inspection, testing and repairs, if needed, within 12 months of the Issuance Date for the 15% of their subject tank railcars identified to be in hazardous materials service with the highest mileage. The FRA will monitor and analyze the results of the 15% sample and has reserved the right to impose additional test and inspection requirements for the remaining fleet of tank railcars subject to the Revised Directive.
Our Railcar segment has evaluated its potential exposure related to the Revised Directive and has established a loss contingency of $16 million, as of March 31, 2017, to cover its probable and estimable liabilities with respect to our Railcar segment's response to the Revised Directive, taking into account currently available information and our Railcar segment's contractual obligations in its capacity as both a manufacturer and lessor of railcars subject to the Revised Directive. This amount is included in accrued expenses and other liabilities on the condensed consolidated balance sheets and will continue to be evaluated as our Railcar segment's and its customers' compliance with the Revised Directive progresses and our Railcar segment evolves its understanding of the impact that the Revised Directive may have on its business, including results of operations and cash flows. Actual results could differ from this estimate.
It is reasonably possible that a loss exists in excess of the amount accrued by our Railcar segment. However, the amount of potential costs and expenses expected to be incurred for compliance with the Revised Directive in excess of the loss contingency of $16 million cannot be reasonably estimated at this time.
Although the Revised Directive addresses some of Railcar segment's concerns and clarifies certain requirements of the Original Directive, our Railcar segment has identified significant issues with the Revised Directive. As a result, in a letter to the FRA dated November 28, 2016, our Railcar segment has requested that the FRA immediately rescind or stay the Revised Directive without reinstating the Original Directive. In addition, our Railcar segment has sought judicial review of and relief from the Revised Directive. On December 13, 2016, our Railcar segment filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit against the FRA. In the petition, our Railcar segment asserted that (i) the Revised Directive was unlawful and inconsistent with administrative law, (ii) the Revised Directive is arbitrary, capricious and inconsistent with law, (iii) the FRA exceeded its authority when it issued the Revised Directive and (iv) the Revised Directive was an improper adjudication under applicable laws. The petition requests that the court review, remand and vacate, defer enforcement of, and/or stay pending review, the Revised Directive. Briefs have been filed relating to this ongoing matter and we are awaiting a hearing date to be set by the court. Our Railcar segment cannot assure you that this petition will be successful in reversing or modifying the Revised Directive or if it is successful, whether it will be successful in a reasonable amount of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

time to benefit railcar owners with cars subject to the Revised Directive. Regardless of the petition, significant uncertainty exists in connection with the Revised Directive and its implementation. Our Railcar segment's attempts to comply with the Revised Directive may fail if it is unable to get clarification from the FRA on a variety of questions and our Railcar segment or other railcar owners cannot meet the expectations of the FRA in complying with the Revised Directive. Legal fees incurred with respect to this matter will be expensed in the period in which they occur, in accordance with our Railcar segment's accounting policy.
Pension Obligations
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 90.1% of Icahn Enterprises' outstanding depositary units as of March 31, 2017. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. Therefore, as a result of our ownership of more than 80% in certain of our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of March 31, 2017 and December 31, 2016. If the plans were voluntarily terminated, they would be underfunded by approximately $574 million and $613 million as of March 31, 2017 and December 31, 2016, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

17.	Supplemental Cash Flow Information.
Supplemental cash flow information consists of the following:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Cash payments for interest, net of amounts capitalized	$216	$226
Net cash payments for income taxes	23	17
Distribution payable to Icahn Enterprises unitholders	239	202
Acquisition of subsidiary common stock included in accrued expenses and other liabilities	53	—
Investment in subsidiaries prior to acquiring a controlling interest	—	286
LP unit issuance for remaining 25% interest in ARL	—	35
Investment additions included in accrued expenses and other liabilities	—	50
Capital expenditures included in accounts payable, accrued expenses and other liabilities	66	72

18.	Subsequent Events.
Icahn Enterprises
Distribution
On May 3, 2017, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about June 14, 2017 to depositary unit holders of record at the close of business on May 15, 2017. Depositary unit holders have until June 5, 2017 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending June 12, 2017. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2017 (this "Report").
Overview
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to allocations to the general and limited partners. We do not discuss Icahn Enterprises and Icahn Enterprises Holdings separately unless it is necessary to an understanding of the businesses.

Results of Operations
Our operating businesses comprise consolidated subsidiaries which operate in various industries and are managed on a decentralized basis. Results of operations for our operating businesses primarily consist of net sales of various products, services revenue, casino related operations and leasing of certain assets. Due to the structure and nature of our business, we primarily discuss the results of operations by individual reporting segment in order to better understand our consolidated operating performance. Certain other financial information is discussed on a consolidated basis following our segment discussion. In addition to the summary below, refer to Note 12, "Segment Reporting," to the condensed consolidated financial statements for a reconciliation of each of our reporting segment's results of operations to our consolidated results.

	Revenues		Net (Loss) Income		Net (Loss) Income Attributable to Icahn Enterprises
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
	(in millions)
Investment	$(143)	$(908)	$(192)	$(983)	$(23)	$(450)
Automotive	2,601	2,426	30	28	27	21
Energy	1,519	905	28	(614)	17	(353)
Railcar	195	259	52	50	48	36
Gaming	216	218	(4)	6	(11)	3
Metals	103	58	2	(6)	2	(6)
Mining	31	7	6	(13)	5	(10)
Food Packaging	90	81	2	4	1	3
Real Estate	18	19	2	4	2	4
Home Fashion	47	51	(3)	—	(3)	—
Holding Company	—	11	(83)	(85)	(83)	(85)
	$4,677	$3,127	$(160)	$(1,609)	$(18)	$(837)

Investment
We invest our proprietary capital through various private investment funds ("Investment Funds"). Our Investment segment results are driven by the performance of the Investment Funds and our interests therein. Historical consolidated results of the Investment Funds are not indicative of future financial results as past market conditions and investment opportunities may not occur in the future. As of March 31, 2017 and December 31, 2016, we had investments with a fair market value of approximately $1.8 billion and $1.7 billion, respectively, in the Investment Funds. Our share of the Investment Funds' net loss through our interests in the Investment Funds was $23 million and $450 million for the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017 and December 31, 2016, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates was approximately $4.2 billion and $3.7 billion, respectively, representing approximately 69% of the Investment Funds' assets under management as of each respective date.

For the three months ended March 31, 2017 and 2016, our Investment Funds' returns were -2.7% and -12.8%, respectively, which represent a weighted-average composite of the average returns, net of expenses. The following table sets forth the performance attribution for the Investment Funds.

	Three Months Ended March 31,
	2017	2016
Long positions	10.2%	-2.7%
Short positions	-12.2%	-8.4%
Other	-0.7%	-1.7%
	-2.7%	-12.8%
From inception in November 2004 through March 31, 2017, the Investment Funds' return was approximately 110.2%, representing an annualized rate of return of approximately 6.2%.
During the first quarter of 2017, the Investment Funds' performance was primarily driven by losses in their short exposure, including broad market hedges, offset in part by gains in long equity positions, primarily in a few of their largest core holdings.
During the first quarter of 2016, the Investment Funds' performance was primarily driven by losses in their short exposure, including broad market hedges, coupled with losses in long equity positions, primarily in a few of their largest core holdings.

Automotive
Our Automotive segment's results of operations are generally driven by the manufacturing and distribution of automotive parts. Acquisitions in recent years within our Automotive segment, including our acquisition of The Pep Boys - Manny, Moe and Jack ("Pep Boys"), provided operating synergies, added new product lines, strengthened distribution channels and enhanced our Automotive segment's ability to better service its customers. Our Automotive segment's results of operations are affected by the relative strength of global vehicle production levels, global vehicle sales levels, automotive part replacement trends, geopolitical risk and foreign currencies, among other factors.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net sales	$2,477	$2,321
Cost of goods sold	2,041	1,912
Gross margin	$436	$409
Net sales for our Automotive segment for the three months ended March 31, 2017 increased by $156 million (7%) as compared to the comparable prior year period. The increase is primarily due to organic sales volume increases as well as sales volume increases attributable to the inclusion of the results of Pep Boys for the full three months in 2017 compared to two months in the comparable prior year period. Other acquisitions accounted for an additional $14 million increase in volume. These increases in net sales were offset in part by $51 million decreases, primarily due to an unfavorable effect of foreign currency exchange.
Cost of goods sold for the three months ended March 31, 2017 increased by $129 million (7%) as compared to the comparable prior year period. The increase in cost of goods sold was primarily due to sales volume increases as described above. These increases were offset in part by savings from improved efficiencies as well as a favorable effect of foreign currency exchange.
Gross margin on net sales for the three months ended March 31, 2017 increased by $27 million (7%) as compared to the comparable prior year period. Gross margin as a percentage of net sales was flat at 18% for each of the three months ended March 31, 2017 and 2016. The inclusion of the results of Pep Boys, whose product sales margins are higher than those of Federal-Mogul's, as well as the favorable effects of higher sales volumes, net of changes in product mix, resulted in a slight increase in gross margin as a percentage of net sales. However, this increase was offset by unfavorable effects of performance and foreign currency exchange.

Energy
Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing. The petroleum business accounted for approximately 94%, and 92% of our Energy segment's net sales for the three months ended March 31, 2017 and 2016, respectively.
The results of operations of the petroleum business are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond our Energy segment's control, including the supply of and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because the petroleum business applies first-in, first-out accounting to value its inventory, crude oil price movements may impact gross margin in the short term because of changes in the value of its unhedged on-hand inventory. The effect of changes in crude oil prices on our results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.
In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard of the United States Environmental Protection Agency ("EPA"), which requires it to either blend “renewable fuels” in with its transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. The price of RINs has been volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Based upon our petroleum business' estimated run-rate production levels for the full year 2017, the existing renewable fuel standard ("RFS") requirements and current RINs pricing, we estimate that the petroleum business will incur an additional RFS obligation of approximately $170 million during 2017.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net sales	$1,507	$906
Cost of goods sold	1,419	927
Gross margin	$88	$(21)
Net sales for our Energy segment increased by $601 million (66%) for the three months ended March 31, 2017 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of significantly higher sales prices for transportation fuels and by-products, as well as higher sales volume. Additionally, our nitrogen fertilizer business had an increase in sales volume primarily due to the inclusion CVR Nitrogen, LP, which was acquired in April 2016.
Cost of goods sold for our Energy segment increased by approximately $492 million (53%) for the three months ended March 31, 2017 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher cost of consumed crude due to higher volume as well as higher prices, partially offset by a decrease in net RINs costs. Additionally, our nitrogen fertilizer business had an increase in cost of goods sold primarily due to the inclusion of CVR Nitrogen, LP.
Gross margin for our Energy segment increased by $109 million for the three months ended March 31, 2017 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 6% and (2)% for the three months ended March 31, 2017 and 2016, respectively. The increase in the gross margin as a percentage of net sales was primarily due to higher refining margins and a decrease in operating expenses from our petroleum business. The increase in refining margin was primarily due to a higher spread between crude oil and transportation fuels pricing, a decrease in net RINs costs and a favorable change in gasoline basis, which was partially offset by an unfavorable change in the distillate basis.

Railcar
Our Railcar segment's results of operations are generally driven by the manufacturing and leasing of railcars. The pending sale of ARL is expected to close in the second quarter to 2017 resulting in a reduction of our railcar lease fleet. We will continue to operate a railcar leasing business with our remaining railcar lease fleet.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$61	$124
Railcar Leasing	119	120
Railcar Services	14	12
	$194	$256
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$55	$102
Railcar Leasing	34	48
Railcar Services	9	6
	$98	$156
Gross Margin:
Manufacturing	$6	$22
Railcar Leasing	85	72
Railcar Services	5	6
	$96	$100
Summarized shipments of railcars to leasing and non-leasing customers for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016

Shipments to leasing customers	602	200
Shipments to non-leasing customers	549	1,130
	1,151	1,330
As of March 31, 2017, our Railcar segment had a backlog of 3,286 railcars, including 1,199 railcars expected to be built for lease customers and 2,087 for non-lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities as needed.
Total manufacturing revenues for the three months ended March 31, 2017 decreased by $63 million (51%) as compared to the comparable prior year period. The decrease was primarily due to fewer shipments of railcars to non-leasing customers, a more competitive market for hopper and tank railcars and a higher mix of hopper railcars, which generally sell at lower prices than tank railcars due to less material and labor content.
Gross margin from manufacturing operations for the three months ended March 31, 2017 decreased by $16 million as compared to the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues decreased to 10% for the three months ended March 31, 2017 from 18% for the comparable prior year period. The decrease in gross margin as a percentage of revenue was due to the lower gross margin associated with the higher mix of hopper railcars, which generally sell at lower prices than tank railcars.
Railcar leasing revenues decreased for the three months ended March 31, 2017 as compared to the comparable prior year period due to a decrease in the average lease rate offset in part by the increase in railcars on lease. The lease fleet grew to 46,335 railcars at March 31, 2017 from 45,272 railcars at March 31, 2016.

Gaming
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
Our gaming revenues decreased slightly for the three months ended March 31, 2017 as compared to the comparable prior year period due to the closing of the Trump Taj Mahal Casino Resort in October 2016, which accounted for a $12 million decrease in consolidated gaming revenues. Our existing gaming operations' revenues increased over the comparable periods primarily due to an increase in casino revenues. The increase in casino revenues for the three months ended March 31, 2017 as compared to the comparable prior year period was primarily due to increased gaming revenues at Tropicana Atlantic City, which can be attributed, in part, to Tropicana's marketing efforts directed toward customers who formerly visited the Trump Taj Mahal Casino Resort prior to its closure in October 2016.
Metals
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Net sales for the three months ended March 31, 2017 increased by $45 million (78%) compared to the comparable prior year period primarily due to higher ferrous and non-ferrous shipment volumes and higher average selling prices. Ferrous shipment volumes increased due to improved demand from domestic steel mills and improved flow of raw materials into the recycling yards driven by increased market pricing. Improved consumer market pricing was also driven primarily by the increased demand from domestic steel mills. Non-ferrous shipment volumes increased primarily due to the capital investment in aluminum processing capabilities at one of our facilities made in late 2016, while higher pricing reflected higher terminal market prices in 2017 as compared to 2016.
Cost of goods sold for the three months ended March 31, 2017 increased by $32 million (50%) compared to the comparable prior year period. The increase was primarily due to higher shipment volumes and to higher material costs driven by higher market prices. Gross margin as a percentage of net sales was 7% for the three months ended March 31, 2017 as compared to a loss of 10% in the comparable prior year period. The margin percentage improvement was driven by an increased material margin attributed to a continued focus on disciplined buying and to higher pricing for non-ferrous auto residue, and by continued efforts to bring processing costs in line with volume and market pricing.
Mining
Our Mining segment's key performance driver has historically been from demand for raw materials from Chinese steelmakers. Since acquiring Ferrous Resources in 2015, our Mining segment has been concentrating on sales in its domestic market, Brazil, where the best margins are being captured.
Net sales for the three months ended March 31, 2017 increased $23 million as compared to the comparable prior year period due to iron ore price increases as well as volume increases. Cost of goods sold for the three months ended March 31, 2017 increased $3 million as compared to the comparable prior year period due to volume increases.
Food Packaging
Our Food packaging segment's results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.
Net sales for the three months ended March 31, 2017 increased by $13 million (17%) as compared to the corresponding prior year period. The increase was primarily due to higher sales volume, offset in part by unfavorable price and product mix and foreign currency translation.
Cost of goods sold for the three months ended March 31, 2017 increased by $7 million (11%) as compared to the corresponding prior year period. Gross margin as a percentage of net sales was 24% and 21% for the three months ended March 31, 2017 and 2016, respectively. The improvement in gross margin as a percentage of net sales over the comparable period was primarily due to efficiencies from plant performance.
Real Estate
Real Estate revenues and expenses include results from club operations, sales of residential units and rental income and expenses, including income from financing leases. Sales of residential units are included in net sales in our condensed consolidated financial statements. Results from club and rental operations, including financing lease income, are included in other revenues from operations in our condensed consolidated financial statements. Revenue from our real estate operations for each of the three months ended March 31, 2017 and 2016 were substantially derived from income from club and rental operations.
Home Fashion
Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Many of the larger retailers are customers of WestPoint Home LLC ("WPH"). WPH has a stable manufacturing platform and is focused on continued improvement in its cost structure through the use of certain process improvement initiatives. WPH is actively negotiating acquisitions and will continue to focus on acquiring assets that will expand or supplement the manufacturing capabilities, product and brand offerings that align with WPH’s core home textile expertise.
Net sales for the three months ended March 31, 2017 decreased by $3 million (6%) compared to the comparable prior year period. The decrease was primarily due to lower sales volume. Cost of goods sold for the three months ended March 31, 2017 decreased by $2 million (5%) compared to the comparable prior year period. The decrease was primarily due to lower sales volume and product mix. Gross margin as a percentage of net sales was 15% for the three months ended March 31, 2017 compared to 16% for the comparable prior year period.

Other Consolidated Results of Operations
Selling, General and Administrative
Our consolidated selling, general and administrative for the three months ended March 31, 2017 increased by $64 million (12%) as compared to the comparable prior year period. The increase was primarily attributable to an increase from our Automotive segment of $35 million primarily due to the inclusion of Pep Boys' results beginning in February 2016 and an increase of $14 million from our Investment segment due to an increase of compensation expense as there was a reversal in the comparable prior year period due to a certain fund performance.
Restructuring
Our consolidated restructuring costs are primarily attributable to our Automotive segment and consist primarily of employee severance and termination benefits as well as facility closures and other costs. Our Automotive segments restructuring activities are undertaken as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize businesses and to relocate manufacturing operations to best cost manufacturing locations.
Impairment
Refer to Note 5, "Fair Value Measurements," and Note 8, "Goodwill and Intangible Assets, Net," for discussion of impairments of assets.
Interest Expense
Our consolidated interest expense during the three months ended March 31, 2017 decreased by $18 million (7%) as compared the corresponding prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in due to broker balances over the respective periods, offset in part by higher interest expense from our Energy segment due to a certain debt offering during the second quarter of 2016, as well as higher interest from our Holding Company due to our senior unsecured notes refinancing in the first quarter of 2017, which is subject to a higher interest rate.
Income Tax Expense
Certain of our subsidiaries are partnerships not subject to taxation in our consolidated financial statements and certain other subsidiaries are corporations, or subsidiaries of corporations, subject to taxation in our consolidated financial statements. Therefore, our consolidated effective tax rate generally differs from the statutory federal tax rate of 35%. Refer to Note 13, "Income Taxes," to the condensed consolidated financial statements for a discussion of income taxes.
In addition, in accordance with FASB ASC Topic 740, Income Taxes, based upon the level of historic taxable losses and limitations in utilizing the losses generated, we have maintained a deferred tax valuation allowance against a significant portion of our Automotive segment's U.S. tax loss carryforwards and credits. Pursuant to the completion of the acquisition of the remaining shares of Federal-Mogul common stock not previously owned by us in the first quarter of 2017, Federal-Mogul is now wholly owned by us, which may impact the estimated realization of our Automotive segment's deferred tax assets. If future corporate taxable income increases, we may realize the benefits of a significant portion of our Automotive segment's U.S.

deferred tax assets. As discussed elsewhere in this Report, the pending sale of ARL is expected to close in the second quarter of 2017 which, as a result, may generate a significant amount of corporate taxable income.

Liquidity and Capital Resources
Holding Company Liquidity
We are a holding company. Our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units likely will depend on the cash flow resulting from divestitures, equity and debt financings, interest income, returns on our interests in the Investment Funds and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include receipt of dividends and distributions from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt or distributions on our depositary units could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements.
As of March 31, 2017, our Holding Company had cash and cash equivalents of $337 million and total debt of approximately $5.5 billion. Additionally, as of March 31, 2017, the Holding Company had investments in the Investment Funds with a total fair market value of approximately $1.8 billion. We may redeem our direct investment in the Investment Funds upon notice. See "Segment Liquidity and Capital Resources" below for additional information with respect to our Investment segment liquidity.
Holding Company Borrowings and Availability

	March 31, 2017	December 31, 2016
	(in millions)
6.75% senior unsecured notes due 2024 - Icahn Enterprises	$498	$—
6.25% senior unsecured notes due 2022 - Icahn Enterprises	692	—
5.875% senior unsecured notes due 2022 - Icahn Enterprises	1,340	1,340
6.00% senior unsecured notes due 2020 - Icahn Enterprises	1,705	1,705
4.875% senior unsecured notes due 2019 - Icahn Enterprises	1,272	1,271
3.50% senior unsecured notes due 2017 - Icahn Enterprises	—	1,174
	$5,507	$5,490
As of March 31, 2017, based on covenants in the indenture governing our senior notes, we are not permitted to incur additional indebtedness. However, our covenants do permit us to refinance our debt obligations and receive additional incremental proceeds to pay related fees as well as accrued and unpaid interest.
Refinancing of 3.50% Senior Unsecured Notes Due 2017
On January 18, 2017, we issued $695 million in aggregate principal amount of 6.250% senior notes due 2022 and $500 million in aggregate principal amount of 6.750% senior notes due 2024 resulting in proceeds of approximately $1.190 billion, after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering. The proceeds from the issuance of these notes were used to redeem all of our 3.50% senior unsecured notes due 2017 and to pay related accrued and unpaid interest.
Agreement to Sell ARL
On December 19, 2016, we entered into a definitive agreement to sell ARL to SMBC Rail for cash based on (i) a value of approximately $2.8 billion (subject to certain adjustments) and (ii) a fleet of approximately 29,000 railcars. The ARL Initial Sale is expected to close in the second quarter of 2017. For a period of three years thereafter, upon satisfaction of certain conditions, we will have an option to sell, and SMBC Rail will have an option to buy, approximately 4,800 additional railcars for an additional purchase price estimated to be approximately $586 million. The anticipated proceeds from the sale will provide additional liquidity to the Holding Company.

Icahn Enterprises Rights Offering
In January 2017, Icahn Enterprises commenced a rights offering entitling holders of the rights to acquire newly issued depositary units of Icahn Enterprises. The purposes of the rights offering were to (i) to enhance Icahn Enterprises' depositary unit holder equity; (ii) to endeavor to improve Icahn Enterprises' credit ratings; and (iii) to raise equity capital to be used for general partnership purposes. The rights offering, which expired on February 22, 2017, was fully subscribed with total basic subscription rights and over-subscription rights being exercised resulting in a total of 11,171,104 depositary units issued on March 1, 2017 and for aggregate proceeds of $600 million. Affiliates of Mr. Icahn fully exercised all of the basic subscription rights and over-subscription rights allocated to them in the rights offering aggregating 10,525,105 additional depositary units.
Distributions on Depositary Units
On May 3, 2017, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about June 14, 2017 to depositary unit holders of record at the close of business on May 15, 2017. Depositary unit holders have until June 5, 2017 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending June 12, 2017. No fractional depositary units will be issued pursuant to the dividend payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
During the three months ended March 31, 2017, we declared one quarterly distribution aggregating $1.50 per depositary unit. Mr. Icahn and his affiliates elected to receive their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 90.1% of Icahn Enterprises' outstanding depositary units as of March 31, 2017. In connection with this distribution, subsequent to March 31, 2017, aggregate cash distributions to all depositary unitholders was $20 million.
The declaration and payment of distributions is reviewed quarterly by Icahn Enterprises GP's board of directors based upon a review of our balance sheet and cash flow, our expected capital and liquidity requirements, the provisions of our partnership agreement and provisions in our financing arrangements governing distributions, and keeping in mind that limited partners subject to U.S. federal income tax have recognized income on our earnings even if they do not receive distributions that could be used to satisfy any resulting tax obligations. The payment of future distributions will be determined by the board of directors quarterly, based upon the factors described above and other factors that it deems relevant at the time that declaration of a distribution is considered. Payments of distributions are subject to certain restrictions, including certain restrictions on our subsidiaries which limit their ability to distribute dividends to us. There can be no assurance as to whether or in what amounts any future distributions might be paid.
Segment Liquidity and Capital Resources
Investment Segment Liquidity
During the three months ended March 31, 2017, affiliates of Mr. Icahn invested $600 million in the Investment Funds. In addition to contributions by us and Mr. Icahn, the Investment Funds historically have had access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.
Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of March 31, 2017, the Investment Funds' net notional exposure was -110%. The Investment Funds' long exposure was 165% (160% long equity and 5% long credit) and its short exposure was 275% (261% short equity, 14% short credit and other).  The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at March 31, 2017.
Of the Investment Funds' 165% long exposure, 158% was comprised of the fair value of its long positions (with certain adjustments) and 7% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds' 275% short exposure, 37% was comprised of the fair value of our short positions and 238% was comprised of short credit default swap contracts and short broad market index swap derivative contracts.
With respect to both our long positions that are not notionalized (158% long exposure) and our short positions that are not notionalized (37% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other short positions (238% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.
Segment Borrowings and Availability
Segment debt consists of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Debt and credit facilities - Automotive	$3,321	$3,249
Debt facilities - Energy	1,119	1,118
Debt and credit facilities - Railcar	565	571
Credit facilities - Gaming	286	287
Credit facilities - Food Packaging	273	265
Capital leases and other	141	139
	$5,705	$5,629
In addition to the above, our Railcar segment has debt obligations classified as liabilities held for sale in connection with the ARL Initial Sale in the amount of approximately $1.7 billion and $1.7 billion as of March 31, 2017 and December 31, 2016, respectively. Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for information concerning terms, restrictions and covenants pertaining to our subsidiaries' debt. See Note 9, “Debt,” to the condensed consolidated financial statements for information with respect to updates to our subsidiaries' debt at March 31, 2017 compared to December 31, 2016. As of March 31, 2017, our subsidiaries are in compliance with all debt covenants.
Our segments have additional borrowing availability under certain revolving credit facilities as summarized below.

March 31, 2017
(in millions)
Automotive	$464
Energy	393
Railcar	200
Food Packaging	8
Home Fashion	30
$1,095
Subsidiary Common Stock Dividends
Energy
CVR began paying regular quarterly dividends in the second quarter of 2013. Dividends are subject to change at the discretion of CVR's board of directors and may change from quarter to quarter. In addition, the current policy of the respective board of directors of CVR Refining and CVR Partners is to distribute all of the respective available cash of CVR Refining and CVR Partners each quarter. CVR Refining and CVR Partners do not have a legal obligation to pay distributions and there is no guarantee that they will pay any distributions on their outstanding units in any quarter. For the three months ended March 31, 2017, we received $36 million in dividends from CVR. Subsequent to March 31, 2017, CVR declared a quarterly dividend, which will result in an additional $36 million in dividends paid to us in the second quarter of 2017.
Railcar
For the three months ended March 31, 2017, we received $5 million in dividends from ARI and $25 million in distributions from ARL. Subsequent to March 31, 2017, ARI declared a quarterly dividend, which will result in an additional $5 million in dividends paid to us in the second quarter of 2017.

Accounts Receivable, Net
Federal-Mogul's subsidiaries in Brazil, Canada, France, Germany, Italy, and the United States are party to accounts receivable factoring and securitization facilities. Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," to the condensed consolidated financial statements for further information.
Subsidiary Stock Repurchases
Railcar
On July 28, 2015, ARI's board of directors authorized the repurchase of up to $250 million of its outstanding common stock (the "ARI Stock Repurchase Program"). ARI did not repurchase shares of its common stock during the three months ended March 31, 2017. Prior to 2017, an aggregate $86 million was repurchased under the ARI Stock Repurchase Program.
Gaming
On July 31, 2015, Tropicana's board of directors authorized the repurchase of up to $50 million of its outstanding common stock and on February 22, 2017, an additional $50 million was authorized for repurchase (the "Tropicana Stock Repurchase Program"). Tropicana did not repurchase shares of its common stock during the three months ended March 31, 2017. Prior to 2017, an aggregate $43 million was repurchased under the Tropicana Stock Repurchase Program.
Consolidated Cash Flows
Our Holding Company's cash flows are generally driven by payments and proceeds associated with our senior unsecured debt obligations and payments and proceeds associated with equity transactions with Icahn Enterprises' depositary unitholders. Additionally, our Holding Company's cash flows may include various investment transactions, including acquisitions and dispositions of businesses. Our Investment segment's cash flows are primarily driven by investment transactions, which are included in net cash flows from operating activities due to the nature of its business, as well as contributions and distributions from Mr. Icahn and his affiliates, which are included in net cash flow from financing activities. Our other operating segments' cash flows are driven by the activities and performance of each business, which is included in the discussion below. The following table summarizes consolidated cash flow information for the three months ended March 31, 2017 and cash and cash equivalents as of March 31, 2017 for Icahn Enterprises' reporting segments and the Holding Company:

	Three Months Ended March 31, 2017			March 31, 2017
	Net Cash Provided By (Used In)			Cash and Cash Equivalents
	Operating Activities	Investing Activities	Financing Activities
	(in millions)
Investment	$(798)	$—	$600	$16
Automotive	63	(128)	82	389
Energy	135	(26)	(7)	804
Railcar	95	(57)	(57)	151
Gaming	17	28	—	257
Metals	(10)	(2)	—	4
Mining	13	(9)	—	18
Food Packaging	4	(27)	(1)	15
Real Estate	7	1	(1)	25
Home Fashion	1	(1)	—	2
Holding Company	(141)	(252)	627	337
	$(614)	$(473)	$1,243	$2,018

Operating Activities
Net cash used in operating activities was primarily driven by our Investment segment, resulting from its net investment transactions, and our Holding Company, due to our semi-annual interest payments on our senior unsecured notes. This was offset in part due to net cash provided by operating activities from our Automotive, Energy and Railcar segments which is primarily attributable to earnings before depreciation and amortization.

Investing Activities
Net cash used in investing activities is primarily due to payments to acquire businesses and capital expenditures. During 2017, our Holding Company acquired the remaining outstanding common stock in Federal-Mogul for a purchase price of $305 million, of which $252 million was paid during the period. Capital expenditures within our Automotive segment of $111 million were primarily related to investing in new facilities, upgrading existing products, continuing new product launches and other infrastructure and equipment costs. Our Railcar segment had capital expenditures for railcars for lease of $57 million.
Financing Activities
Net cash provided by financing activities is primarily due to payments received from our rights offering in the first quarter of 2017 of $612 million and by investments made by Mr. Icahn and his affiliates in the Investment Funds of $600 million.
Consolidated Capital Resources
There have been no significant changes to our capital expenditures during the three months ended March 31, 2017 as compared to the estimated capital expenditures for 2017 as reported in our Annual Report on Form 10-K for the year ended December 31, 2016. Capital expenditures with respect to certain environmental matters are discussed in Note 16, "Commitments and Contingencies," to the condensed consolidated financial statements.
Consolidated Contractual Commitments and Contingencies
Other than certain debt transactions as described above, there have been no material changes to our contractual commitments and contingencies as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
Consolidated Off-Balance Sheet Arrangements
We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” and Note 6, “Derivative Financial Instruments," to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recently Issued Accounting Standards
Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," to the condensed consolidated financial statements for a discussion of recent accounting pronouncements applicable to us.

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
Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These risks and uncertainties may include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2016 and those set forth in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Except as discussed below, information about our quantitative and qualitative disclosures about market risk did not differ materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Market Risk
Our predominant exposure to market risk is related to our Investment segment and the sensitivities to movements in the fair value of the Investment Funds' investments.

Investment
The fair value of the financial assets and liabilities of the Investment Funds primarily fluctuates in response to changes in the value of securities. The net effect of these fair value changes impacts the net gains from investment activities in our condensed consolidated statements of operations. The Investment Funds' risk is regularly evaluated and is managed on a position basis as well as on a portfolio basis. Senior members of our investment team meet on a regular basis to assess and review certain risks, including concentration risk, correlation risk and credit risk for significant positions. Certain risk metrics and other analytical tools are used in the normal course of business by the Investment segment.
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of March 31, 2017, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $943 million, $219 million and $1.7 billion, respectively. However, as of March 31, 2017, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 31% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 69% of the change in fair value.

Item 4. Controls and Procedures.
As of March 31, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
We are, and will continue to be, subject to litigation from time to time in the ordinary course of business. Refer to Note 16, “Commitments and Contingencies” to the condensed consolidated financial statements, which is incorporated by reference into this Part II, Item 1 of this Report, for information regarding our lawsuits and proceedings.

Item 1A. Risk Factors.
There were no material changes to our risk factors during the three months ended March 31, 2017 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 6. Exhibits.

Exhibit No.	Description
10.1	Icahn Enterprises L.P. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Icahn Enterprises' Form S-8 (SEC File No. 333-216934), filed on March 24, 2017).
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

Date: May 9, 2017

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Peter Reck
Peter Reck, Chief Accounting Officer

Date: May 9, 2017