Form 10-Q
period 2017-06-30
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2017-08-08
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 8, 2017, there were 164,807,945 of Icahn Enterprises' depositary units outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Cash and cash equivalents	$2,389	$1,833
Cash held at consolidated affiliated partnerships and restricted cash	1,019	804
Investments	9,302	9,881
Due from brokers	1,391	1,482
Accounts receivable, net	1,757	1,609
Inventories, net	3,142	2,983
Property, plant and equipment, net	9,610	10,122
Goodwill	1,168	1,136
Intangible assets, net	1,063	1,080
Assets held for sale	549	1,366
Other assets	1,167	1,039
Total Assets	$32,557	$33,335
LIABILITIES AND EQUITY
Accounts payable	$2,017	$1,765
Accrued expenses and other liabilities	3,440	2,998
Deferred tax liability	1,658	1,613
Securities sold, not yet purchased, at fair value	1,729	1,139
Due to brokers	676	3,725
Post-retirement benefit liability	1,210	1,180
Liabilities held for sale	12	1,779
Debt	11,285	11,119
Total liabilities	22,027	25,318

Commitments and contingencies (Note 16)

Equity:
Limited partners: Depositary units: 164,807,945 units issued and outstanding at June 30, 2017 and 144,741,149 units issued and outstanding at December 31, 2016	4,484	2,448
General partner	(253)	(294)
Equity attributable to Icahn Enterprises	4,231	2,154
Equity attributable to non-controlling interests	6,299	5,863
Total equity	10,530	8,017
Total Liabilities and Equity	$32,557	$33,335

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:	(Unaudited)
Net sales	$4,282	$4,094	$8,601	$7,642
Other revenues from operations	487	523	962	969
Net income (loss) from investment activities	314	(308)	184	(1,244)
Interest and dividend income	33	28	62	70
Gain on disposition of assets, net	1,525	1	1,520	11
Other income, net	13	12	2	29
	6,654	4,350	11,331	7,477
Expenses:
Cost of goods sold	3,723	3,448	7,415	6,571
Other expenses from operations	278	314	532	560
Selling, general and administrative	623	615	1,250	1,133
Restructuring, net	2	6	9	21
Impairment	69	—	77	577
Interest expense	218	202	441	443
	4,913	4,585	9,724	9,305
Income (loss) before income tax expense	1,741	(235)	1,607	(1,828)
Income tax expense	(16)	(50)	(42)	(66)
Net income (loss)	1,725	(285)	1,565	(1,894)
Less: net income (loss) attributable to non-controlling interests	172	(216)	30	(988)
Net income (loss) attributable to Icahn Enterprises	$1,553	$(69)	$1,535	$(906)

Net income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$1,522	$(68)	$1,504	$(888)
General partner	31	(1)	31	(18)
	$1,553	$(69)	$1,535	$(906)

Basic and diluted income (loss) per LP unit	$9.51	$(0.50)	$9.77	$(6.68)
Basic and diluted weighted average LP units outstanding	160	135	154	133
Cash distributions declared per LP unit	$1.50	$1.50	$3.00	$3.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Net income (loss)	$1,725	$(285)	$1,565	$(1,894)
Other comprehensive income (loss), net of tax:
Post-employment benefits	5	4	10	10
Hedge instruments	3	1	3	1
Translation adjustments and other	13	(60)	108	(13)
Other comprehensive income (loss), net of tax	21	(55)	121	(2)
Comprehensive income (loss)	1,746	(340)	1,686	(1,896)
Less: Comprehensive income (loss) attributable to non-controlling interests	175	(224)	39	(984)
Comprehensive income (loss) attributable to Icahn Enterprises	$1,571	$(116)	$1,647	$(912)

Comprehensive income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$1,540	$(114)	$1,614	$(894)
General partner	31	(2)	33	(18)
	$1,571	$(116)	$1,647	$(912)

Accumulated other comprehensive loss was $1,463 million and $1,584 million at June 30, 2017 and December 31, 2016, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	$(294)	$2,448	$2,154	$5,863	$8,017
Net income	31	1,504	1,535	30	1,565
Other comprehensive income	2	110	112	9	121
Partnership distributions	(1)	(39)	(40)	—	(40)
Partnership contributions	12	600	612	—	612
Investment segment contributions	—	—	—	600	600
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(24)	(24)
Cumulative effect adjustment from adoption of accounting principle	(1)	(46)	(47)	—	(47)
Changes in subsidiary equity and other	(2)	(93)	(95)	(179)	(274)
Balance, June 30, 2017	$(253)	$4,484	$4,231	$6,299	$10,530

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	$(257)	$4,244	$3,987	$6,046	$10,033
Net loss	(18)	(888)	(906)	(988)	(1,894)
Other comprehensive (loss) income	—	(6)	(6)	4	(2)
Partnership distributions	(1)	(53)	(54)	—	(54)
Partnership contributions	1	—	1	—	1
Investment segment contributions	—	—	—	490	490
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(51)	(51)
LP Unit issuance	—	35	35	—	35
Changes in subsidiary equity and other	(11)	(520)	(531)	571	40
Balance, June 30, 2016	$(286)	$2,812	$2,526	$6,072	$8,598

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,565	$(1,894)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net (gain) loss from securities transactions	(1,064)	627
Purchases of securities	(613)	(1,211)
Proceeds from sales of securities	1,841	5,880
Purchases to cover securities sold, not yet purchased	(220)	(42)
Proceeds from securities sold, not yet purchased	1,222	475
Changes in receivables and payables relating to securities transactions	(2,904)	(5,046)
Gain on disposition of assets, net	(1,520)	(11)
Depreciation and amortization	504	489
Impairment	77	577
Equity earnings from non-consolidated affiliates	(36)	(36)
Deferred taxes	(9)	4
Other, net	62	74
Changes in cash held at consolidated affiliated partnerships and restricted cash	(217)	589
Changes in other operating assets and liabilities	160	517
Net cash (used in) provided by operating activities	(1,152)	992
Cash flows from investing activities:
Capital expenditures	(470)	(421)
Acquisition of businesses, net of cash acquired	(303)	(1,042)
Proceeds from disposition of assets	1,282	11
Other, net	6	(30)
Net cash provided by (used in) investing activities	515	(1,482)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	600	490
Partnership contributions	612	1
Partnership distributions	(40)	(54)
Dividends and distributions to non-controlling interests in subsidiaries	(24)	(51)
Proceeds from Holding Company senior unsecured notes	1,190	—
Repayments of Holding Company senior unsecured notes	(1,175)	—
Proceeds from subsidiary borrowings	1,941	1,368
Repayments of subsidiary borrowings	(2,037)	(1,399)
Other, net	6	(17)
Net cash provided by financing activities	1,073	338
Effect of exchange rate changes on cash and cash equivalents	7	(18)
Add back decrease in cash of assets held for sale	113	12
Net increase (decrease) in cash and cash equivalents	556	(158)
Cash and cash equivalents, beginning of period	1,833	2,078
Cash and cash equivalents, end of period	$2,389	$1,920

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Cash and cash equivalents	$2,389	$1,833
Cash held at consolidated affiliated partnerships and restricted cash	1,019	804
Investments	9,302	9,881
Due from brokers	1,391	1,482
Accounts receivable, net	1,757	1,609
Inventories, net	3,142	2,983
Property, plant and equipment, net	9,610	10,122
Goodwill	1,168	1,136
Intangible assets, net	1,063	1,080
Assets held for sale	549	1,366
Other assets	1,197	1,067
Total Assets	$32,587	$33,363
LIABILITIES AND EQUITY
Accounts payable	$2,017	$1,765
Accrued expenses and other liabilities	3,440	2,998
Deferred tax liability	1,658	1,613
Securities sold, not yet purchased, at fair value	1,729	1,139
Due to brokers	676	3,725
Post-retirement benefit liability	1,210	1,180
Liabilities held for sale	12	1,779
Debt	11,289	11,122
Total liabilities	22,031	25,321

Commitments and contingencies (Note 16)

Equity:
Limited partner	4,553	2,496
General partner	(296)	(317)
Equity attributable to Icahn Enterprises Holdings	4,257	2,179
Equity attributable to non-controlling interests	6,299	5,863
Total equity	10,556	8,042
Total Liabilities and Equity	$32,587	$33,363

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:	(Unaudited)
Net sales	$4,282	$4,094	$8,601	$7,642
Other revenues from operations	487	523	962	969
Net income (loss) from investment activities	314	(308)	184	(1,244)
Interest and dividend income	33	28	62	70
Gain on disposition of assets, net	1,525	1	1,520	11
Other income, net	13	12	2	29
	6,654	4,350	11,331	7,477
Expenses:
Cost of goods sold	3,723	3,448	7,415	6,571
Other expenses from operations	278	314	532	560
Selling, general and administrative	623	615	1,250	1,133
Restructuring, net	2	6	9	21
Impairment	69	—	77	577
Interest expense	217	201	440	442
	4,912	4,584	9,723	9,304
Income (loss) before income tax expense	1,742	(234)	1,608	(1,827)
Income tax expense	(16)	(50)	(42)	(66)
Net income (loss)	1,726	(284)	1,566	(1,893)
Less: net income (loss) attributable to non-controlling interests	172	(216)	30	(988)
Net income (loss) attributable to Icahn Enterprises Holdings	$1,554	$(68)	$1,536	$(905)

Net income (loss) attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$1,539	$(67)	$1,521	$(896)
General partner	15	(1)	15	(9)
	$1,554	$(68)	$1,536	$(905)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Net income (loss)	$1,726	$(284)	$1,566	$(1,893)
Other comprehensive income (loss), net of tax:
Post-employment benefits	5	4	10	10
Hedge instruments	3	1	3	1
Translation adjustments and other	13	(60)	108	(13)
Other comprehensive income (loss), net of tax	21	(55)	121	(2)
Comprehensive income (loss)	1,747	(339)	1,687	(1,895)
Less: Comprehensive income (loss) attributable to non-controlling interests	175	(224)	39	(984)
Comprehensive income (loss) attributable to Icahn Enterprises Holdings	$1,572	$(115)	$1,648	$(911)

Comprehensive income (loss) attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$1,557	$(114)	$1,632	$(902)
General partner	15	(1)	16	(9)
	$1,572	$(115)	$1,648	$(911)

Accumulated other comprehensive loss was $1,463 million and $1,584 million at June 30, 2017 and December 31, 2016, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	$(317)	$2,496	$2,179	$5,863	$8,042
Net income	15	1,521	1,536	30	1,566
Other comprehensive income	1	111	112	9	121
Partnership distributions	—	(40)	(40)	—	(40)
Partnership contribution	6	606	612	—	612
Investment segment contributions	—	—	—	600	600
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(24)	(24)
Cumulative effect adjustment from adoption of accounting principle	—	(47)	(47)	—	(47)
Changes in subsidiary equity and other	(1)	(94)	(95)	(179)	(274)
Balance, June 30, 2017	$(296)	$4,553	$4,257	$6,299	$10,556

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	$(299)	$4,310	$4,011	$6,046	$10,057
Net loss	(9)	(896)	(905)	(988)	(1,893)
Other comprehensive (loss) income	—	(6)	(6)	4	(2)
Partnership distributions	(1)	(53)	(54)	—	(54)
Partnership contributions	1	—	1	—	1
Investment segment contributions	—	—	—	490	490
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(51)	(51)
LP Unit issuance	—	35	35	—	35
Changes in subsidiary equity and other	(5)	(526)	(531)	571	40
Balance, June 30, 2016	$(313)	$2,864	$2,551	$6,072	$8,623

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,566	$(1,893)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net (gain) loss from securities transactions	(1,064)	627
Purchases of securities	(613)	(1,211)
Proceeds from sales of securities	1,841	5,880
Purchases to cover securities sold, not yet purchased	(220)	(42)
Proceeds from securities sold, not yet purchased	1,222	475
Changes in receivables and payables relating to securities transactions	(2,904)	(5,046)
Gain on disposition of assets, net	(1,520)	(11)
Depreciation and amortization	503	488
Impairment	77	577
Equity earnings from non-consolidated affiliates	(36)	(36)
Deferred taxes	(9)	4
Other, net	62	74
Changes in cash held at consolidated affiliated partnerships and restricted cash	(217)	589
Changes in other operating assets and liabilities	160	517
Net cash (used in) provided by operating activities	(1,152)	992
Cash flows from investing activities:
Capital expenditures	(470)	(421)
Acquisition of businesses, net of cash acquired	(303)	(1,042)
Proceeds from disposition of assets	1,282	11
Other, net	6	(30)
Net cash provided by (used in) investing activities	515	(1,482)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	600	490
Partnership contributions	612	1
Partnership distributions	(40)	(54)
Dividends and distributions to non-controlling interests in subsidiaries	(24)	(51)
Proceeds from Holding Company senior unsecured notes	1,190	—
Repayments of Holding Company senior unsecured notes	(1,175)	—
Proceeds from subsidiary borrowings	1,941	1,368
Repayments of subsidiary borrowings	(2,037)	(1,399)
Other, net	6	(17)
Net cash provided by financing activities	1,073	338
Effect of exchange rate changes on cash and cash equivalents	7	(18)
Add back decrease in cash of assets held for sale	113	12
Net increase (decrease) in cash and cash equivalents	556	(158)
Cash and cash equivalents, beginning of period	1,833	2,078
Cash and cash equivalents, end of period	$2,389	$1,920

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business.
Overview
Icahn Enterprises L.P. ("Icahn Enterprises") owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. ("Icahn Enterprises Holdings"). Icahn Enterprises G.P. Inc. ("Icahn Enterprises GP"), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2017. Icahn Enterprises Holdings and its subsidiaries own substantially all of the assets and liabilities of Icahn Enterprises and conduct substantially all of its operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to allocations of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises, as well as due to the carrying amount of deferred financing costs related to our senior unsecured notes. In addition to the above, Mr. Icahn and his affiliates owned approximately 90.6% of Icahn Enterprises' outstanding depositary units as of June 30, 2017.
References to "we," "our" or "us" herein include both Icahn Enterprises and Icahn Enterprises Holdings and their subsidiaries, unless the context otherwise requires.
Description of Operating Businesses
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Railcar, Gaming, Metals, Mining, Food Packaging, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with our Holding Company. See Note 12, "Segment Reporting," for a reconciliation of each of our reporting segment's results of operations to our consolidated results. Certain additional information with respect to our segments are discussed below.
Investment
Our Investment segment is comprised of various private investment funds ("Investment Funds") in which we have general partner interests and through which we invest our proprietary capital. We and certain of Mr. Icahn's wholly owned affiliates are the only investors in the Investment Funds. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $2.7 billion and $1.7 billion as of June 30, 2017 and December 31, 2016, respectively.
Automotive
We conduct our Automotive segment through our wholly owned subsidiaries Federal-Mogul LLC ("Federal-Mogul") and Icahn Automotive Group LLC ("Icahn Automotive"), which is the parent company of IEH Auto Parts Holding LLC and The Pep Boys - Manny, Moe & Jack ("Pep Boys"). During January 2017, we increased our ownership in Federal-Mogul from 82.0% to 100% through a tender offer for the remaining shares of Federal-Mogul common stock not already owned by us and a subsequent short form merger for an aggregate purchase price of $305 million.
Federal-Mogul is engaged in the manufacture and distribution of automotive parts. Icahn Automotive is engaged in the distribution of automotive parts in the aftermarket as well as providing automotive services to its customers.
Energy
We conduct our Energy segment through our majority ownership in CVR Energy, Inc. ("CVR Energy"). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining L.P. ("CVR Refining") and CVR Partners L.P. ("CVR Partners"), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. As of June 30, 2017, CVR Energy owned 100% of each of the general partners of CVR Refining and CVR Partners and approximately 66% and 34% of the common units of CVR Refining and CVR Partners, respectively.
As of June 30, 2017, we owned approximately 82.0% of the total outstanding common stock of CVR Energy. In addition, as of June 30, 2017, we directly owned approximately 3.9% of the total outstanding common units of CVR Refining.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Railcar
We conduct our Railcar segment through our majority ownership interest in American Railcar Industries, Inc. ("ARI") and, prior to June 1, 2017, our wholly owned subsidiary American Railcar Leasing, LLC ("ARL"). As of June 30, 2017, we owned approximately 62.2% of the total outstanding common stock of ARI. As discussed below, we sold ARL, along with a majority of its railcar lease fleet, on June 1, 2017. As of June 30, 2017, through a wholly owned subsidiary of ours, we continue to own approximately 4,600 remaining railcars previously owned by ARL.
ARI is a North American designer and manufacturer of hopper and tank railcars. ARI provides its railcar customers with integrated solutions through a comprehensive set of high-quality products and related services through its manufacturing, leasing and railcar services operations. ARI's manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. ARI's railcar leasing business consists of railcars built by ARI leased to third parties under operating leases. ARI's railcar services consist of railcar repair, engineering and field services.
On December 19, 2016, Icahn Enterprises entered into a definitive agreement to sell ARL to SMBC Rail Services, LLC ("SMBC Rail"), a wholly owned subsidiary of Sumitomo Mitsui Banking Corporation, for cash based on (i) a value of approximately $2.8 billion (subject to certain adjustments) and (ii) a fleet of approximately 29,000 railcars (the "ARL Initial Sale"). The ARL Initial sale closed on June 1, 2017. After repaying, or assigning to SMBC Rail, applicable indebtedness of ARL, we received cash consideration of approximately $1.3 billion in connection with the ARL Initial Sale, resulting in a pretax gain on disposition of assets for our Railcar segment of approximately $1.5 billion. For a period of three years after the closing of the ARL Initial Sale, and upon satisfaction of certain conditions, we have an option to sell, and SMBC Rail has an option to buy, approximately 4,600 remaining railcars currently owned by a wholly owned subsidiary of ours for an additional purchase price estimated to be approximately $559 million.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana Entertainment Inc. ("Tropicana") and our wholly owned subsidiary Trump Entertainment Resorts Inc. ("TER"), which we acquired out of bankruptcy in 2016. As of June 30, 2017, we owned approximately 72.5% of the total outstanding common stock of Tropicana. Tropicana is an owner and operator of regional casino and entertainment properties located in the United States and one hotel, timeshare and casino resort located on the island of Aruba. TER owned the Trump Taj Mahal Casino Resort, which closed and ceased its casino and hotel operations in October 2016, and was subsequently sold on March 31, 2017. TER also owns Trump Plaza Hotel and Casino, which ceased operations in September 2014, prior to our obtaining a controlling interest in TER.
On June 23, 2017, Icahn Enterprises Holdings and Tropicana commenced a tender offer to purchase severally, and not jointly, up to 5,580,000 shares of Tropicana common stock in the aggregate, at a price of not greater than $45.00 nor less than $38.00 per share, by means of a "modified" Dutch auction, on the terms and subject to the conditions set forth in the Offer to Purchase dated June 23, 2017 and the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constitute the "Tender Offer"). The Tender Offer is being made severally, and not jointly, by Icahn Enterprises Holdings and Tropicana and upon the terms and subject to the conditions of the Tender Offer, first, Tropicana will severally, and not jointly, purchase 800,000 of the shares properly tendered, and second, Icahn Enterprises will severally, and not jointly, purchase any remaining shares properly tendered, up to a maximum of 4,780,000 shares. The Tender Offer was extended on August 3, 2017 and expires on August 9, 2017, unless the Tender Offer is further extended.
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
Mining
We conduct our Mining segment through our majority ownership in Ferrous Resources Ltd. ("Ferrous Resources"). As of June 30, 2017, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources. Ferrous Resources acquired certain rights to iron ore mineral resources in Brazil and develops mining operations and related infrastructure to produce and sell iron ore products to the global steel industry.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). As of June 30, 2017, we owned approximately 74.6% of the total outstanding common stock of Viskase. Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products.
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
Principles of Consolidation
As of June 30, 2017, our condensed consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to variable interest entities ("VIEs") in which we are the primary beneficiary. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights, which are the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners, held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs.
Except for our Investment segment, for those investments in which we own 50% or less but greater than 20%, we generally account for such investments using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method.
Variable Interest Entities
Icahn Enterprises Holdings
We determined that Icahn Enterprises Holdings is a VIE because it lacks both substantive kick-out and participating rights. Icahn Enterprises is the primary beneficiary of Icahn Enterprises Holdings principally based on its 99% limited partner interest in Icahn Enterprises Holdings and therefore continues to consolidate Icahn Enterprises Holdings. The condensed consolidated financial statements of Icahn Enterprises Holdings are included in this Report. The balances with respect to Icahn Enterprises Holdings' consolidated VIEs are discussed below, comprising the Investment Funds, CVR Refining and CVR Partners.

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
Energy
CVR Refining and CVR Partners are each considered VIEs because each of these limited partnerships lack both substantive kick-out and participating rights. In addition, CVR Energy also concluded that based upon its general partner's roles and rights in CVR Refining and CVR Partners as afforded by their respective partnership agreements, coupled with its exposure to losses and benefits in each of CVR Refining and CVR Partners through its significant limited partner interests, intercompany credit facilities and services agreements, CVR Energy determined that it is the primary beneficiary of both CVR Refining and CVR Partners. Based upon this evaluation, CVR Energy continues to consolidate both CVR Refining and CVR Partners.
The following table includes balances of assets and liabilities of VIE's included in Icahn Enterprises Holdings' condensed consolidated balance sheets.

	June 30, 2017	December 31, 2016
	(in millions)
Cash and cash equivalents	$567	$370
Cash held at consolidated affiliated partnerships and restricted cash	968	752
Investments	8,627	9,219
Due from brokers	1,391	1,482
Property, plant and equipment, net	3,259	3,331
Inventories	318	349
Intangible assets, net	308	318
Other assets	78	110
Accounts payable, accrued expenses and other liabilities	2,124	1,769
Securities sold, not yet purchased, at fair value	1,730	1,139
Due to brokers	676	3,725
Debt	1,166	1,165
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
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2017 was approximately $11.3 billion and $11.5 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2016 was approximately $11.1 billion and $11.2 billion, respectively.
Restricted Cash
Our restricted cash balance was $961 million and $686 million as of June 30, 2017 and December 31, 2016, respectively.
Accounts Receivable, net
Transfers of receivables relate primarily to our Automotive segment. Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Canada and the United States are party to accounts receivable factoring and securitization facilities. Gross

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

accounts receivable transferred under these facilities were $601 million and $487 million as of June 30, 2017 and December 31, 2016, respectively. Of those gross amounts, $595 million and $485 million, respectively, qualify as sales in accordance with U.S. GAAP. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the condensed consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of June 30, 2017 and December 31, 2016, Federal-Mogul did not have any undrawn cash related to such transferred receivables.
Proceeds from the transfers of accounts receivable qualifying as sales were $442 million and $429 million for the three months ended June 30, 2017 and 2016, respectively, and $916 million and $842 million for the six months ended June 30, 2017 and 2016, respectively. Expenses associated with transfers of receivables were $4 million and $4 million for the three months ended June 30, 2017 and 2016, respectively, and $8 million and $7 million for the six months ended June 30, 2017 and 2016, respectively. Such expenses were recorded in the condensed consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.
Held For Sale
As of December 31, 2016, assets and liabilities held for sale primarily consisted of property plant and equipment and debt, respectively, and related primarily to our pending ARL Initial Sale as of December 31, 2016. On June 1, 2017, we closed on the ARL Initial Sale and disposed of such assets and liabilities previously classified as held for sale.
During 2017, we identified additional assets and liabilities that meet the criteria to be classified as held for sale. As of June 30, 2017, assets held for sale primarily consisted of property plant and equipment within our Railcar and Real Estate segments, including the remaining railcars previously owned by ARL that we continued to own subsequent to the ARL Initial Sale.
Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation.
Adoption of New Accounting Standards
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, Simplifying the Measurement of Inventory, which amends FASB Accounting Standards Codification ("ASC") Topic 330, Inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value and eliminates the option that currently exists for measuring inventory at market value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective beginning with our interim period beginning January 1, 2017. The adoption of this guidance was applied prospectively and had minimal impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which amends FASB ASC Topic 323, Investments - Equity Method and Joint Ventures. This ASU eliminates the retroactive adjustment of an investment that qualifies for the equity method as a result of an increase in the level of ownership or degree of influence as if the equity method had been in effect during all previous periods that the investment had been held. This ASU is effective beginning with our interim period beginning January 1, 2017. The adoption of this guidance had minimal impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends FASB ASC Topic 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective beginning with our interim period beginning January 1, 2017. During the first quarter of 2017, the board of directors of the general partner of Icahn Enterprises unanimously approved and adopted the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the "2017 Incentive Plan"), which became effective during the first quarter of 2017 subject to the approval by holders of a majority of Icahn Enterprises depositary units. The 2017 Incentive Plan permits us to issue depositary units and grant options, restricted units or other unit-based awards to all of our, and our affiliates', employees, consultants, members and partners, as well as the three non-employee directors of our general partner. One million of Icahn Enterprises' depositary units are initially available under the 2017 Incentive Plan. Prior to the adoption of the 2017 Incentive Plan, accounting for unit-based payments did not apply to us. Therefore, the adoption of this guidance in 2017 was the result of the adoption of the 2017 Incentive Plan and which had a minimal impact on our consolidated financial statements.

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
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amends FASB ASC Topic 805, Business Combinations. This ASU provides guidance on what constitutes a business for purposes of applying FASB ASC Topic 805. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have elected to early adopt this guidance in the first quarter of 2017. We did not have any material transactions affected by this guidance and therefore, the adoption of this guidance did not have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which amends FASB ASC Topic 350, Intangibles - Goodwill and Other. This ASU simplifies the subsequent measurement of goodwill by eliminating "Step 2" from the goodwill impairment test which, prior to adoption of this ASU, requires comparing the implied fair value of goodwill with its carrying value. By eliminating "Step 2" from the goodwill impairment test, the quantitative analysis of goodwill will result in an impairment loss for the amount that the carrying value of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to the tested reporting unit. While this ASU reduces the complexity and cost of our goodwill impairment tests, it may result in significant differences in the recognition of goodwill impairment. For example, should our reporting units fail "Step 1" of the impairment tests but pass the current "Step 2" impairment tests, we may have more impairments of goodwill under the new guidance. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted beginning for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. We have elected to early adopt this guidance for our interim and annual goodwill impairment tests to be performed on testing dates beginning in 2017. This ASU principally affects our Automotive segment as substantially all of our goodwill balance pertains to our Automotive segment as of June 30, 2017. We did not perform any interim goodwill impairment analysis in 2017 and therefore, the adoption of this guidance had no impact on our consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 to FASB ASC Topic 606 that include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. We have developed an implementation plan to adopt this new ASU. As part of this plan, we are continuing to assess the impact of this new standard on our business processes, business and accounting systems, and consolidated financial statements and related disclosures. We expect to complete our assessment within the next several months after which we will initiate the design and implementation phases of the plan, including implementing any changes to existing business processes and systems to accommodate these new standards, during 2017. We will adopt these new standards on January 1, 2018 using the modified retrospective application method. To date, we have not identified any material differences in our existing revenue recognition methods that would require modification under the new standards.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall, which amends FASB ASC Topic 825, Financial Instruments. This ASU requires that equity investments (except those accounted for under the equity method of accounting or those that result in the consolidation of the investee) to be measured at fair value with changes recognized in earnings. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. In addition, there were other amendments to certain disclosure and presentation matters pertaining to

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

financial instruments, including the requirement of an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist as of the date of adoption. Early application is permitted for certain matters only. We are currently evaluating the impact of this guidance on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases. This ASU requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. In addition, among other changes to the accounting for leases, this ASU retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this ASU should be applied using a modified retrospective approach. Early application is permitted. We anticipate our assessment and implementation plan to be ongoing during the remainder of 2017 and into 2018 and are currently unable to reasonably estimate the impact of this guidance on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which amends FASB ASC Topic 326, Financial Instruments - Credit Losses. This ASU requires financial assets measured at amortized cost to be presented at the net amount to be collected and broadens the information, including forecasted information incorporating more timely information, that an entity must consider in developing its expected credit loss estimate for assets measured. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends FASB ASC Topic 230, Statement of Cash Flows. This ASU seeks to reduce the diversity currently in practice by providing guidance on the presentation of eight specific cash flow issues in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our consolidated statements of cash flows.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amends FASB ASC Topic 230, Statement of Cash Flows. This ASU requires that the statement of cash flows explain the change during the period total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends FASB ASC Topic 715, Compensation - Retirement Benefits. This ASU requires entities to present the service cost component of net periodic benefit cost in the same line item or items in the financial statements as other compensation costs arising from services rendered by the pertinent employees during the period. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which amends FASB ASC Topic 718, Compensation - Stock Compensation. This ASU provides updated guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment
During the six months ended June 30, 2017 and 2016, affiliates of Mr. Icahn invested $600 million and $490 million, respectively, in the Investment Funds. As of June 30, 2017 and December 31, 2016, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $4.3 billion and $3.7 billion, respectively, representing approximately 61% and 69% of the Investment Funds' assets under management as of each respective date.
We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended June 30, 2017 and 2016, $3 million and $19 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement and for the six months ended June 30, 2017 and 2016, such allocation was $5 million and $7 million, respectively.
Automotive
As discussed in Note 4, "Investments and Related Matters," the Investment Funds have an investment in the common stock of Hertz Global Holdings, Inc. ("Hertz") measured at fair value that would have otherwise been subject to the equity method of accounting beginning in the fourth quarter of 2016. Pep Boys provides services to Hertz in the ordinary course of business. For the three and six months ended June 30, 2017, revenue from Hertz was $3 million and $5 million, respectively.
Railcar
ARL
On February 29, 2016, Icahn Enterprises entered into a contribution agreement with an affiliate of Mr. Icahn to acquire the remaining 25% economic interest in ARL not already owned by us. Pursuant to this contribution agreement, we contributed 685,367 newly issued depositary units of Icahn Enterprises to the affiliate in exchange for the remaining 25% economic interest in ARL. As a result of the transaction, we owned a 100% economic interest in ARL. This transaction was authorized by the independent committee of the board of directors of the general partner of Icahn Enterprises. The independent committee was advised by independent counsel and retained an independent financial advisor which rendered a fairness opinion.
Transactions with ACF
Our Railcar segment has certain transactions with ACF Industries LLC ("ACF"), an affiliate of Mr. Icahn, under various agreements, as well as on a purchase order basis. ACF is a manufacturer and fabricator of specialty railcar parts and miscellaneous steel products. Agreements and transactions with ACF include the following:
•Railcar component purchases from ACF
•Railcar parts purchases from and sales to ACF
•Railcar purchasing and engineering services agreement with ACF
•Lease of certain intellectual property to ACF
•Railcar repair services and support for ACF
•Railcar purchases from ACF (prior to June 1, 2017)
For each of the three and six months ended June 30, 2017 and 2016, revenues and purchases from ACF were not material.
Insight Portfolio Group LLC
Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises Holdings has a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of ours, including Federal-Mogul, CVR Energy, PSC Metals, ARI, ARL (prior to June 1, 2017), Tropicana, Viskase and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. For each of the three and six months ended June 30,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

2017 and 2016, we and certain of our subsidiaries paid certain of the Insight Portfolio Group's operating expenses of $1 million.

4.	Investments and Related Matters.
Investment
Investments and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, all of which are reported at fair value in our condensed consolidated balance sheets. These investments are considered trading securities. In addition, our Investment segment has certain derivative transactions which are discussed in Note 6, “Financial Instruments." The carrying value and detail by security type, including business sector for equity securities, with respect to investments and securities sold, not yet purchased held by our Investment segment consist of the following:

	June 30, 2017	December 31, 2016
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$880	$963
Consumer, non-cyclical	2,203	2,677
Energy	1,449	1,278
Financial	2,151	2,385
Technology	822	911
Other	706	809
	8,211	9,023

Corporate debt securities	409	190
	$8,620	$9,213
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$161	$—
Consumer, cyclical	1,306	968
Energy	101	19
Industrial	108	100
	1,676	1,087

Corporate debt securities	53	52
	$1,729	$1,139
The portion of trading gains (losses) that relates to trading securities still held by our Investment segment was $388 million and $(74) million for the three months ended June 30, 2017 and 2016, respectively, and $622 million and $(189) million for the six months ended June 30, 2017 and 2016, respectively.
As of June 30, 2017, the Investment Funds owned approximately 28.0% of the outstanding common stock of Hertz. Beginning in the fourth quarter of 2016, this investment would have become subject to the equity method of accounting however, our Investment segment elected to continue to apply the fair value option to this investment. Our Investment segment recorded net losses of $142 million and $236 million for the three and six months ended June 30, 2017, respectively, with respect to its investment in Hertz. As of June 30, 2017 and December 31, 2016, the aggregate fair value of our Investment segment's investment in Hertz was $269 million and $505 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Investment Funds also owned approximately 19.6% of the outstanding common stock of Herbalife Ltd. ("Herbalife") as of June 30, 2017. Beginning in the third quarter of 2016, this investment would have become subject to the equity method of accounting, after considering additional ownership in Herbalife by an affiliate of Mr. Icahn as well as the collective representation on the board of directors of Herbalife, however, our Investment segment elected to continue to apply the fair value option to this investment. Our Investment segment recorded net gains of $241 million and $423 million for the three and six months ended June 30, 2017, respectively, with respect to its investment in Herbalife. As of June 30, 2017 and December 31, 2016, the aggregate fair value of our Investment segment's investment in Herbalife was approximately $1.3 billion and $867 million, respectively.
Other Segments
With the exception of certain equity method investments at our operating subsidiaries disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Equity method investments	$312	$302
Other investments (measured at fair value)	370	366
	$682	$668

5.	Fair Value Measurements.
U.S. GAAP requires enhanced disclosures about investments and non-recurring non-financial assets and liabilities that are measured and reported at fair value and has established a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments or non-financial assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Investments and non-financial assets and/or liabilities measured and reported at fair value are classified and disclosed in one of the following categories:
Level 1 - Quoted prices are available in active markets for identical investments and non-financial assets and/or liabilities as of the reporting date.
Level 2 - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies where all significant inputs are observable.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, investments', non-financial assets' and/or liabilities' level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the investment. Significant transfers, if any, between the levels within the fair value hierarchy are recognized at the beginning of the reporting period when changes in circumstances require such transfers.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments (Note 4)	$8,214	$523	$229	$8,966	$9,033	$306	$212	$9,551
Derivative contracts, at fair value (Note 6)(1)	—	1	—	1	—	23	—	23
	$8,214	$524	$229	$8,967	$9,033	$329	$212	$9,574
Liabilities
Securities sold, not yet purchased (Note 4)	$1,676	$53	$—	$1,729	$1,087	$52	$—	$1,139
Other liabilities	—	274	—	274	—	187	—	187
Derivative contracts, at fair value (Note 6)(2)	—	1,366	—	1,366	—	1,139	—	1,139
	$1,676	$1,693	$—	$3,369	$1,087	$1,378	$—	$2,465

(1)	Amounts are classified within other assets in our condensed consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our condensed consolidated balance sheets.

Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Six Months Ended June 30,
	2017	2016
	(in millions)
Balance at January 1	$212	$283
Net realized and unrealized gains(1)	17	10
Purchases	5	50
Transfers out	(6)	(129)
Transfers in	1	9
Balance at June 30	$229	$223
(1) Includes net unrealized gains (losses) of $17 million and $(6) million for the six months ended June 30, 2017 and 2016, respectively, relating to investments still held at June 30 of each respective period and which are included in net gain (loss) from investment activities in the condensed consolidated statements of operations.
Transfers out of Level 3 during the six months ended June 30, 2016 primarily relates to our previously held corporate debt investment in TER of $126 million. The investment was transferred out of Level 3 following TER's emergence from bankruptcy on February 26, 2016 and subsequently becoming a wholly owned consolidated subsidiary of ours upon the extinguishment of their debt and its conversion to equity in TER. Purchases during the six months ended June 30, 2016 relates to an increase in a certain investment classified as trading securities which is considered a Level 3 investment due to unobservable market data and is measured at fair value on a recurring basis. We determined the fair value of this investment using the Black-Scholes option pricing model and other valuation techniques. As of June 30, 2017 and December 31, 2016, the fair value of this investment was $224 million and $207 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
Certain assets measured at fair value using level 3 inputs on a nonrecurring basis have been impaired. During the six months ended June 30, 2017 and 2016, we recorded impairment charges of $3 million and $3 million, respectively, relating to property, plant and equipment. We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize. In addition, during the three and six months ended June 30, 2017, we recorded a loss of $2 million and $7 million, respectively, from marking inventory down to net realizable value at our Automotive segment. Additionally, in connection with our reclassification of certain railcars leased to others from held and used to assets held for sale, we recorded an impairment charge at our Railcar segment of $67 million for each of the three and six months ended June 30, 2017, which represents the difference between the carrying value and fair value less cost to sell of such assets.
Refer to Note 8, "Goodwill and Intangible Assets, Net," for discussion of our goodwill and intangible asset impairments.
Refer to Note 12, "Segment Reporting," for total impairment recorded by each of our segments.

6.	Financial Instruments.
Overview
Investment
In the normal course of business, the Investment Funds may trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risks, with the objective of capital appreciation or as economic hedges against other securities or the market as a whole. The Investment Funds' investments may include futures, options, swaps and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counterparty non-performance and from changes in the market values of underlying instruments.
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
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position at June 30, 2017 and December 31, 2016 was $9 million and $39 million, respectively.
Automotive
Federal-Mogul is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices, and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Federal-Mogul aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures not offset within its operations, Federal-Mogul enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Federal-Mogul assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy.
Energy
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the condensed consolidated balance sheets with changes in fair value currently recognized in the condensed consolidated statements of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. As of June 30, 2017, CVR Refining did not have any open commodity swap contracts.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments in accordance with U.S GAAP:

Derivatives Not Designated as Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(in millions)
Equity contracts	$113	$15	$1,452	$1,104
Credit contracts	1	17	9	39
Commodity contracts	—	2	18	11
Sub-total	114	34	1,479	1,154
Netting across contract types(3)	(113)	(15)	(113)	(15)
Total(3)	$1	$19	$1,366	$1,139

(1)	Net asset derivatives are located within other assets in our condensed consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our condensed consolidated balance sheets.

(3)
Excludes netting of cash collateral received and posted. The total collateral posted at June 30, 2017 and December 31, 2016 was $910 million and $634 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash on the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
Derivatives Not Designated as Hedging Instruments	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Equity contracts	$(262)	$(250)	$(835)	$(658)
Foreign exchange contracts	—	24	—	(14)
Credit contracts	8	6	(17)	131
Interest rate contracts	—	—	—	(12)
Commodity contracts	(11)	(19)	(16)	(68)
	$(265)	$(239)	$(868)	$(621)

(1)
Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments.

The volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, is as follows:

	June 30, 2017		December 31, 2016
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Equity contracts	$258	$11,024	$112	$14,094
Credit contracts(1)	—	460	202	472
Commodity contracts	484	217	16	754

(1)
The short notional amount on our credit default swap positions was approximately $2.7 billion and $2.6 billion as of June 30, 2017 and December 31, 2016, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $460 million and $472 million as of June 30, 2017 and December 31, 2016, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Non-Derivative Instruments Designated as Hedging Instruments
Federal-Mogul has foreign currency denominated debt, of which $860 million was designated as a net investment hedge in certain foreign subsidiaries and affiliates of Federal-Mogul. Changes to its carrying value are included in other comprehensive loss as translation adjustments and other. These debt instruments are discussed further in Note 9, “Debt.” The amount recognized in accumulated other comprehensive loss for the three and six months ended June 30, 2017 was a loss of $60 million and $46 million, respectively.

7.	Inventories, Net.
Inventories, net consists of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Raw materials	$361	$483
Work in process	340	299
Finished goods	2,441	2,201
	$3,142	$2,983

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,693	$(537)	$1,156	$1,662	$(537)	$1,125
Railcar	7	—	7	7	—	7
Food Packaging	5	—	5	4	—	4
	$1,705	$(537)	$1,168	$1,673	$(537)	$1,136

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible assets, net consists of the following:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$1,081	$(504)	$577	$1,059	$(471)	$588
Developed technology	142	(110)	32	142	(104)	38
In-place leases	121	(87)	34	121	(83)	38
Gasification technology license	60	(12)	48	60	(11)	49
Other	55	(25)	30	47	(22)	25
	$1,459	$(738)	$721	$1,429	$(691)	$738
Indefinite-lived intangible assets:
Trademarks and brand names			$305			$305
Gaming licenses			37			37
			342			342
Intangible assets, net			$1,063			$1,080
Amortization expense associated with definite-lived intangible assets was $24 million and $24 million for the three months ended June 30, 2017 and 2016, respectively, and $47 million and $47 million for the six months ended June 30, 2017 and 2016, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
Acquisitions
Acquisitions during the three and six months ended June 30, 2017 were not material individually or in the aggregate. As a result of certain acquisitions, our Automotive and Food Packaging segments allocated $22 million and $3 million, respectively, to goodwill during the six months ended June 30, 2017. In addition, our Food Packaging segment allocated $27 million to definite-lived intangible assets amortized over a weighted average of 18 years. The purchase price allocations for the above acquisitions are not final and are subject to change.
Impairment of Goodwill
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
Refer to Note 12, "Segment Reporting," for debt balances for each of our segments and our Holding Company. Except for those described below, there were no other significant changes to our consolidated debt during the six months ended June 30, 2017 as compared to that reported in our Annual Report on Form 10-K for the year ended December 31, 2016. Additionally, where applicable, we or our subsidiaries were in compliance with all covenants for their respective debt instruments as of June 30, 2017 and December 31, 2016.
Icahn Enterprises and Icahn Enterprises Holdings
On January 18, 2017, we and a wholly owned subsidiary of ours, Icahn Enterprises Finance Corp. (collectively, the "Issuers"), issued $695 million in aggregate principal amount of 6.250% senior unsecured notes due 2022 and $500 million in aggregate principal amount of 6.750% senior unsecured notes due 2024 (collectively, the "New Notes"). The net proceeds from the sale of the New Notes were $1.190 billion, after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering. These proceeds were used to redeem all of the Issuer's outstanding senior unsecured

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

notes due 2017, including accrued interest. Interest on the New Notes are payable on February 1 and August 1 of each year, commencing August 1, 2017. The Issuers issued the New Notes under an indenture dated January 18, 2017, among the Issuers, Icahn Enterprises Holdings (the "Guarantor"), and Wilmington Trust Company, as trustee. The indenture contains customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. Prior to maturity of the New Notes, the Issuers may redeem some or all of the notes at certain times by paying a premium as specified in the indenture, plus accrued and unpaid interest.
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
On March 22, 2017, the Issuers and the Guarantor filed a registration statement on Form S-4 with the SEC which offered to exchange the unregistered New Notes for registered, publicly tradable notes that have substantially identical terms as the New Notes. The registration statement on Form S-4 was declared effective by the SEC on April 27, 2017 and the exchange offer expired on May 24, 2017.
As of June 30, 2017, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness.
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
On June 29, 2017, Federal-Mogul issued €350 million in aggregate principal amount of 5.000% senior secured notes due 2024. These notes were issued without a discount and will rank equally in right of payment to all existing and future senior secured indebtedness of Federal-Mogul. Proceeds from the issuance of these notes were $395 million which were used to repay a portion of Federal-Mogul's tranche C term loan, including accrued interest, and fees and expenses related to the issuance of the notes.
Federal-Mogul recognized an aggregate of $2 million and $4 million loss on the extinguishment of debt for the three and six months ended June 30, 2017, respectively, for the write-off of prior debt issuance costs and original issue discounts related to the tranche B and tranche C term loans discussed above.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Pension, Other Post-Retirement Benefits and Employee Benefit Plans.
Federal-Mogul, ARI and Viskase each sponsor several defined benefit pension plans (the ''Pension Benefits'') (and, in the case of Viskase, its pension plans include defined contribution plans). Additionally, Federal-Mogul and Viskase each sponsor health care and life insurance benefits (''Other Post-Retirement Benefits'') for certain employees and retirees around the world.
Components of net periodic benefit cost for the three and six months ended June 30, 2017 and 2016 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Service cost	$5	$4	$—	$—
Interest cost	15	17	2	3
Expected return on plan assets	(14)	(15)	—	—
Amortization of actuarial losses	5	6	—	—
Amortization of prior service credit	—	—	—	(1)
	$11	$12	$2	$2

	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Service cost	$9	$8	$—	$—
Interest cost	31	34	5	6
Expected return on plan assets	(28)	(29)	—	—
Amortization of actuarial losses	11	11	—	1
Amortization of prior service credit	—	—	(1)	(2)
	$23	$24	$4	$5

11.	Net Income Per LP Unit.
The following table sets forth the allocation of net income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income per LP unit of Icahn Enterprises:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except per unit data)
Net income (loss) attributable to Icahn Enterprises	$1,553	$(69)	$1,535	$(906)
Net income (loss) attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$1,522	$(68)	$1,504	$(888)

Basic and diluted income (loss) per LP unit	$9.51	$(0.50)	$9.77	$(6.68)
Basic and diluted weighted average LP units outstanding	160	135	154	133

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
LP Unit Distributions
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
On May 3, 2017, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on June 13, 2017, Icahn Enterprises distributed an aggregate 4,556,977 depositary units to unit holders electing to receive depositary units in connection with this distribution.
Mr. Icahn and his affiliates elected to receive their proportionate share of the quarterly distributions in depositary units.
2017 Incentive Plan
During the three and six months ended June 30, 2017, Icahn Enterprises distributed 2,358 and 3,030 depositary units, respectively, net of payroll withholdings, with respect to certain restricted depositary units that vested during the period in connection with the 2017 Incentive Plan. The aggregate impact of the 2017 Incentive Plan is not material with respect to our condensed consolidated financial statements, including the calculation of potentially dilutive units.

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
Icahn Enterprises' condensed statements of operations by reporting segment for the three and six months ended June 30, 2017 and 2016 are presented below. Icahn Enterprises Holdings' condensed statements of operations are substantially the same, with immaterial differences relating to our Holding Company's interest expense.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2017
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$2,518	$1,435	$55	$—	$102	$22	$99	$6	$45	$—	$4,282
Other revenues from operations	—	125	—	121	222	—	—	—	19	—	—	487
Net income from investment activities	294	—	—	2	—	—	—	—	—	—	18	314
Interest and dividend income	27	1	—	1	—	—	1	—	—	—	3	33
Gain (loss) on disposition of assets, net	—	5	(1)	1,521	—	—	—	—	—	—	—	1,525
Other income (loss), net	—	12	1	—	—	—	1	(1)	—	—	—	13
	321	2,661	1,435	1,700	222	102	24	98	25	45	21	6,654
Expenses:
Cost of goods sold	—	2,027	1,416	50	—	98	13	75	4	40	—	3,723
Other expenses from operations	—	120	—	39	107	—	—	—	12	—	—	278
Selling, general and administrative	3	435	34	15	91	4	2	17	4	9	9	623
Restructuring, net	—	—	—	—	—	—	—	2	—	—	—	2
Impairment	—	2	—	67	—	—	—	—	—	—	—	69
Interest expense	45	42	27	15	3	—	1	4	1	—	80	218
	48	2,626	1,477	186	201	102	16	98	21	49	89	4,913
Income (loss) before income tax benefit (expense)	273	35	(42)	1,514	21	—	8	—	4	(4)	(68)	1,741
Income tax benefit (expense)	—	511	13	(507)	(7)	1	(2)	—	—	—	(25)	(16)
Net income (loss)	273	546	(29)	1,007	14	1	6	—	4	(4)	(93)	1,725
Less: net income (loss) attributable to non-controlling interests	176	3	(16)	4	4	—	1	—	—	—	—	172
Net income (loss) attributable to Icahn Enterprises	$97	$543	$(13)	$1,003	$10	$1	$5	$—	$4	$(4)	$(93)	$1,553

Supplemental information:
Capital expenditures	$—	$109	$33	$50	$31	$1	$8	$6	$—	$1	$—	$239
Depreciation and amortization(1)	$—	$126	$71	$18	$17	$5	$1	$7	$5	$2	$—	$252

	Three Months Ended June 30, 2016
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$2,473	$1,283	$97	$—	$76	$21	$85	$6	$53	$—	$4,094
Other revenues from operations	—	118	—	133	254	—	—	—	18	—	—	523
Net (loss) gain from investment activities	(308)	—	—	—	—	—	—	—	—	—	—	(308)
Interest and dividend income	22	1	—	1	—	—	1	—	—	—	3	28
Gain on disposition of assets, net	—	—	—	—	—	1	—	—	—	—	—	1
Other (loss) income, net	(1)	22	(7)	1	—	—	(5)	1	—	—	1	12
	(287)	2,614	1,276	232	254	77	17	86	24	53	4	4,350
Expenses:
Cost of goods sold	—	1,986	1,175	82	—	75	16	63	5	46	—	3,448
Other expenses from operations	—	125	—	52	125	—	—	—	12	—	—	314
Selling, general and administrative	19	399	33	10	114	6	4	15	2	9	4	615
Restructuring, net	—	6	—	—	—	—	—	—	—	—	—	6
Impairment	—	—	—	—	—	—	—	—	—	—	—	—
Interest expense	45	38	19	21	3	—	2	3	—	—	71	202
	64	2,554	1,227	165	242	81	22	81	19	55	75	4,585
(Loss) income before income tax (expense) benefit	(351)	60	49	67	12	(4)	(5)	5	5	(2)	(71)	(235)
Income tax (expense) benefit	—	(18)	(15)	(15)	(4)	3	—	(3)	—	—	2	(50)
Net (loss) income	(351)	42	34	52	8	(1)	(5)	2	5	(2)	(69)	(285)
Less: net (loss) income attributable to non-controlling interests	(244)	7	12	8	2	—	(1)	—	—	—	—	(216)
Net (loss) income attributable to Icahn Enterprises	$(107)	$35	$22	$44	$6	$(1)	$(4)	$2	$5	$(2)	$(69)	$(69)

Supplemental information:
Capital expenditures	$—	$109	$35	$23	$32	$1	$3	$3	$—	$5	$—	$211
Depreciation and amortization(1)	$—	$113	$67	$34	$18	$5	$—	$6	$6	$2	$—	$251

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2017
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$4,995	$2,942	$116	$—	$205	$55	$189	$7	$92	$—	$8,601
Other revenues from operations	—	233	—	254	439	—	—	—	36	—	—	962
Net income from investment activities	166	—	—	2	—	—	—	—	—	—	16	184
Interest and dividend income	53	1	—	1	1	—	1	—	—	—	5	62
Gain (loss) on disposition of assets, net	—	3	(1)	1,521	(3)	—	—	—	—	—	—	1,520
Other (loss) income, net	(41)	30	13	1	1	—	(1)	(1)	—	—	—	2
	178	5,262	2,954	1,895	438	205	55	188	43	92	21	11,331
Expenses:
Cost of goods sold	—	4,023	2,835	105	—	194	30	143	5	80	—	7,415
Other expenses from operations	—	219	—	82	208	—	—	—	23	—	—	532
Selling, general and administrative	5	865	70	29	193	9	8	33	6	19	13	1,250
Restructuring, net	—	7	—	—	—	—	—	2	—	—	—	9
Impairment	—	8	—	67	—	—	—	—	2	—	—	77
Interest expense	92	82	54	34	6	—	3	7	1	—	162	441
	97	5,204	2,959	317	407	203	41	185	37	99	175	9,724
Income (loss) before income tax benefit (expense)	81	58	(5)	1,578	31	2	14	3	6	(7)	(154)	1,607
Income tax benefit (expense)	—	518	4	(519)	(21)	1	(2)	(1)	—	—	(22)	(42)
Net income (loss)	81	576	(1)	1,059	10	3	12	2	6	(7)	(176)	1,565
Less: net income (loss) attributable to non-controlling interests	7	6	(5)	8	11	—	2	1	—	—	—	30
Net income (loss) attributable to Icahn Enterprises	$74	$570	$4	$1,051	$(1)	$3	$10	$1	$6	$(7)	$(176)	$1,535

Supplemental information:
Capital expenditures	$—	$220	$57	$109	$53	$3	$17	$9	$—	$2	$—	$470
Depreciation and amortization(1)	$—	$247	$138	$36	$35	$10	$2	$13	$10	$4	$—	$495

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2016
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$4,794	$2,189	$221	$—	$134	$31	$162	$8	$103	$—	$7,642
Other revenues from operations	—	198	—	265	472	—	—	—	34	—	—	969
Net (loss) gain from investment activities	(1,253)	—	—	—	—	—	—	—	—	—	9	(1,244)
Interest and dividend income	60	2	—	2	—	—	1	—	—	—	5	70
Gain on disposition of assets, net	—	9	—	—	—	1	—	—	1	—	—	11
Other (loss) income, net	(2)	37	(8)	3	—	—	(8)	5	—	1	1	29
	(1,195)	5,040	2,181	491	472	135	24	167	43	104	15	7,477
Expenses:
Cost of goods sold	—	3,898	2,102	184	—	139	30	124	6	88	—	6,571
Other expenses from operations	—	201	—	106	231	—	—	—	22	—	—	560
Selling, general and administrative	7	749	68	22	211	10	8	27	5	18	8	1,133
Restructuring, net	—	21	—	—	—	—	—	—	—	—	—	21
Impairment	—	3	574	—	—	—	—	—	—	—	—	577
Interest expense	132	77	30	44	6	—	3	6	1	—	144	443
	139	4,949	2,774	356	448	149	41	157	34	106	152	9,305
(Loss) income before income tax (expense) benefit	(1,334)	91	(593)	135	24	(14)	(17)	10	9	(2)	(137)	(1,828)
Income tax (expense) benefit	—	(21)	13	(33)	(10)	7	(1)	(4)	—	—	(17)	(66)
Net (loss) income	(1,334)	70	(580)	102	14	(7)	(18)	6	9	(2)	(154)	(1,894)
Less: net (loss) income attributable to non-controlling interests	(777)	14	(249)	22	5	—	(4)	1	—	—	—	(988)
Net (loss) income attributable to Icahn Enterprises	$(557)	$56	$(331)	$80	$9	$(7)	$(14)	$5	$9	$(2)	$(154)	$(906)

Supplemental information:
Capital expenditures	$—	$208	$83	$62	$48	$2	$5	$6	$—	$7	$—	$421
Depreciation and amortization(1)	$—	$217	$123	$68	$35	$11	$1	$11	$11	$4	$—	$481

(1)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the amounts of $4 million and $4 million for the three months ended June 30, 2017 and 2016, respectively, and $9 million and $8 million for the six months ended June 30, 2017 and 2016, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Icahn Enterprises' condensed balance sheets by reporting segment as of June 30, 2017 and December 31, 2016 are presented below. Icahn Enterprises Holdings' condensed balance sheets are substantially the same, with immaterial differences relating to our Holding Company's other assets, debt and equity attributable to Icahn Enterprises Holdings.

	June 30, 2017
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$17	$387	$830	$103	$267	$9	$25	$14	$83	$1	$653	$2,389
Cash held at consolidated affiliated partnerships and restricted cash	968	—	—	19	15	5	—	2	2	5	3	1,019
Investments	8,620	280	7	27	29	—	—	—	—	—	339	9,302
Accounts receivable, net	—	1,389	142	45	10	54	3	76	3	35	—	1,757
Inventories, net	—	2,528	318	71	—	32	27	91	—	75	—	3,142
Property, plant and equipment, net	—	3,417	3,285	1,164	787	92	168	169	455	73	—	9,610
Goodwill and intangible assets, net	—	1,769	308	7	75	3	—	34	34	1	—	2,231
Other assets	1,415	616	69	468	207	27	20	105	161	7	12	3,107
Total assets	$11,020	$10,386	$4,959	$1,904	$1,390	$222	$243	$491	$738	$197	$1,007	$32,557
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,537	$3,018	$1,518	$339	$160	$50	$37	$93	$71	$38	$266	$7,127
Securities sold, not yet purchased, at fair value	1,729	—	—	—	—	—	—	—	—	—	—	1,729
Due to brokers	676	—	—	—	—	—	—	—	—	—	—	676
Post-employment benefit liability	—	1,127	—	9	—	2	—	72	—	—	—	1,210
Debt	—	3,411	1,166	559	286	1	56	273	24	2	5,507	11,285
Total liabilities	3,942	7,556	2,684	907	446	53	93	438	95	40	5,773	22,027

Equity attributable to Icahn Enterprises	2,742	2,678	958	786	702	169	125	37	643	157	(4,766)	4,231
Equity attributable to non-controlling interests	4,336	152	1,317	211	242	—	25	16	—	—	—	6,299
Total equity	7,078	2,830	2,275	997	944	169	150	53	643	157	(4,766)	10,530
Total liabilities and equity	$11,020	$10,386	$4,959	$1,904	$1,390	$222	$243	$491	$738	$197	$1,007	$32,557

	December 31, 2016
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$13	$353	$736	$179	$244	$4	$14	$39	$24	$2	$225	$1,833
Cash held at consolidated affiliated partnerships and restricted cash	752	2	—	19	15	5	—	2	2	4	3	804
Investments	9,213	270	6	35	33	—	—	—	—	—	324	9,881
Accounts receivable, net	—	1,270	152	40	12	29	5	63	3	35	—	1,609
Inventories, net	—	2,353	349	75	—	38	25	72	—	71	—	2,983
Property, plant and equipment, net	—	3,302	3,358	1,567	814	100	152	152	602	75	—	10,122
Goodwill and intangible assets, net	—	1,765	318	7	75	4	—	8	38	1	—	2,216
Other assets	1,518	504	94	1,410	209	13	23	92	18	5	1	3,887
Total assets	$11,496	$9,819	$5,013	$3,332	$1,402	$193	$219	$428	$687	$193	$553	$33,335
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,236	$2,834	$1,474	$2,100	$153	$34	$38	$69	$20	$29	$168	$8,155
Securities sold, not yet purchased, at fair value	1,139	—	—	—	—	—	—	—	—	—	—	1,139
Due to brokers	3,725	—	—	—	—	—	—	—	—	—	—	3,725
Post-employment benefit liability	—	1,113	—	9	—	2	—	56	—	—	—	1,180
Debt	—	3,259	1,165	571	287	2	55	265	25	—	5,490	11,119
Total liabilities	6,100	7,206	2,639	2,680	440	38	93	390	45	29	5,658	25,318

Equity attributable to Icahn Enterprises	1,669	2,292	1,034	444	730	155	104	25	642	164	(5,105)	2,154
Equity attributable to non-controlling interests	3,727	321	1,340	208	232	—	22	13	—	—	—	5,863
Total equity	5,396	2,613	2,374	652	962	155	126	38	642	164	(5,105)	8,017
Total liabilities and equity	$11,496	$9,819	$5,013	$3,332	$1,402	$193	$219	$428	$687	$193	$553	$33,335

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Income Taxes.
In accordance with FASB ASC Topic 740, Income Taxes, we analyze all positive and negative evidence and maintain a valuation allowance on deferred tax assets that are not considered more likely than not to be realized. Based on current analysis, including increased level of income and ability to use losses previously limited, we have determined that it is more likely than not that a significant portion of our U.S. tax loss carryforwards and credits will be realized and have released the valuation allowance on these deferred tax assets.
For the three months ended June 30, 2017, we recorded an income tax expense of $16 million on pre-tax income of approximately $1.7 billion compared to an income tax expense of $50 million on pre-tax loss of $235 million for the three months ended June 30, 2016. Our effective income tax rate was 0.9% and (21.3)% for the three months ended June 30, 2017 and 2016, respectively.
For the three months ended June 30, 2017, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to a decrease in the valuation allowance and partnership income for which there was no tax expense, as such income is allocated to the partners.
For the three months ended June 30, 2016, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership losses for which there was no tax benefit, as such losses are allocated to the partners.
For the six months ended June 30, 2017, we recorded an income tax expense of $42 million on pre-tax income of approximately $1.6 billion compared to an income tax expense of $66 million on pre-tax loss of approximately $1.8 billion for the six months ended June 30, 2016. Our effective income tax rate was 2.6% and (3.6)% for the six months ended June 30, 2017 and 2016, respectively.
For the six months ended June 30, 2017, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to a decrease in the valuation allowance and partnership income for which there was no tax expense, as such income is allocated to the partners.
For the six months ended June 30, 2016, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership losses for which there was no tax benefit, as such losses are allocated to the partners, and goodwill impairment not deductible for tax purposes.

14.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Retirement Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2016	$(614)	$(22)	$(948)	$(1,584)
Other comprehensive income before reclassifications, net of tax	—	—	109	109
Reclassifications from accumulated other comprehensive loss to earnings	10	3	(1)	12
Other comprehensive income, net of tax	10	3	108	121
Balance, June 30, 2017	$(604)	$(19)	$(840)	$(1,463)
Other comprehensive income, net of tax includes $9 million attributable to non-controlling interests.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

15.	Other Income, Net.
Other income, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Realized and unrealized (loss) gain on derivatives, net (Note 6)	$—	$(2)	$12	$(3)
Other derivative loss	—	—	(41)	—
Loss on extinguishment of debt (Note 9)	(2)	(5)	(4)	(5)
Equity earnings from non-consolidated affiliates	18	21	36	36
Foreign currency transaction (loss) gain	(1)	1	(8)	(2)
Other	(2)	(3)	7	3
	$13	$12	$2	$29

16.	Commitments and Contingencies.
Environmental Matters
Due to the nature of our business, certain of our subsidiaries' operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities were $48 million and $50 million as of June 30, 2017 and December 31, 2016, respectively, primarily within our Automotive, Energy and Metals segments and which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.
Automotive
Federal-Mogul is a defendant in lawsuits filed, or the recipient of administrative orders issued or demand letters received, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) or other similar national, provincial or state environmental remedial laws. These laws provide that responsible parties may be liable to pay for remediating contamination resulting from hazardous substances that were discharged into the environment by them, by prior owners or occupants of property they currently own or operate, or by others to whom they sent such substances for treatment or other disposition at third party locations. Federal-Mogul has been notified by the EPA, other national environmental agencies and various provincial and state agencies that it may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to CERCLA and other national and state or provincial environmental laws. PRP designation often results in the funding of site investigations and subsequent remedial activities.
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
Our Automotive segment's total environmental liabilities, determined on an undiscounted basis, were $15 million and $16 million as of June 30, 2017 and December 31, 2016, respectively. Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

could be materially affected. At June 30, 2017, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $40 million.
Energy
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
Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the environmental matters from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. CVR Energy believes the petroleum and nitrogen fertilizer businesses are in material compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on CVR Energy's business, financial condition or results of operations.
As of June 30, 2017 and December 31, 2016, our Energy segment had environmental accruals of $4 million and $5 million, respectively. CVR Energy's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR Energy's management believes that the accruals established for environmental expenditures are adequate.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. Capital expenditures incurred for environmental compliance and efficiency of the operations were $2 million and $3 million for the three months ended June 30, 2017 and 2016, respectively, and $7 million and $6 million for the six months ended June 30, 2017 and 2016, respectively.
Metals
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  In addition, one of PSC Metals' Knoxville locations was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. PSC Metals is exploring a potential settlement of the matter. Currently, PSC Metals cannot assess the impact of any cost or liability associated with these investigations at this location. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these other sites to be immaterial as of both June 30, 2017 and December 31, 2016. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material to its operations.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon its management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $28 million and $28 million at June 30, 2017 and December 31, 2016, respectively. PSC Metals believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business. Estimates of PSC Metals' liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a PRP at additional sites. The impact of such future events cannot be estimated at the current time.
Renewable Fuel Standards
CVR Refining is subject to the Renewable Fuel Standard which requires refiners to either blend "renewable fuels" with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending, by March 31, 2018 or otherwise be subject to penalties.
On December 12, 2016, the United States Environmental Protection Agency ("EPA") published in the Federal Register a final rule establishing the renewable fuel volume mandates for 2017, and the biomass-based diesel mandate for 2018. On July 21, 2017, the EPA published in the Federal Register its proposed rule establishing the renewable fuel volume mandates for 2018, and the biomass-based diesel mandate for 2019. The EPA is required by the Clean Air Act to publish the final rule for 2018 by November 30, 2017.
RINs expense was $106 million and $51 million for three months ended June 30, 2017 and 2016, respectively, and $99 million and $94 million for six months ended June 30, 2017 and 2016, respectively. RINs expense includes the impact of recognizing the petroleum business' uncommitted biofuel blending obligation at fair value based on market prices at each reporting date. As of June 30, 2017 and December 31, 2016, the petroleum business' biofuel blending obligation was $280 million and $186 million, respectively, which is included in accrued expenses and other liabilities in our condensed consolidated balance sheets.
Litigation
From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.
Automotive
On March 3, 2017, certain purported former stockholders of Federal-Mogul Holdings Corporation filed a petition in the Delaware Court of Chancery seeking an appraisal of the value of common stock they claim to have held at the time of the January 23, 2017 merger of IEH FM Holdings, LLC into Federal-Mogul Holdings Corporation. IEH FM Holdings, LLC was a wholly owned subsidiary of Icahn Enterprises. Federal-Mogul Holdings LLC filed an answer to the petition on March 28, 2017. A second petition for appraisal was filed by purported former stockholders of Federal-Mogul Holdings Corporation on May 1, 2017. The two cases were consolidated on May 10, 2017, captioned In re Appraisal of Federal-Mogul Holdings LLC, C.A. No. 2017-0158-AGB. Discovery is ongoing and a trial date has not yet been set. Federal-Mogul believes that it has a meritorious defense and intends to vigorously defend the matter.
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
On September 29, 2016, September 30, 2016, October 12, 2016 and October 19, 2016, respectively, four putative class actions, captioned Skybo v. Ninivaggi et al., C.A. No. 12790, Lemanchek v. Ninivaggi et al., C.A. No. 12791, Raul v. Ninivaggi et al., C.A. No. 12821 and Mercado v. Ninivaggi et al., C.A. No. 12837, were filed in the Court of Chancery of the State of Delaware against the Board of Directors of Federal-Mogul (the "FM Board") and Icahn Enterprises, Icahn Enterprises

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Holdings, certain of their affiliates and Icahn Enterprises' Board of Directors (the "Icahn Defendants"), and, in the case of Raul, Federal-Mogul. The complaints allege that, among other things, the FM Board breached its fiduciary duties by approving the proposed Merger Agreement, that the Icahn Defendants breached their fiduciary duties to the minority stockholders of Federal-Mogul and/or aided and abetted the FM Board’s breaches of its fiduciary duties, as well as alleging certain material misstatements and omissions in the Schedule 14D-9 filed by Federal-Mogul (the "Schedule 14D-9"). The complaints allege that, among other things, the then-Offer Price was inadequate and, together with that the Merger Agreement, was the result of a flawed and unfair sales process and conflicts of interest of the FM Board and the special committee of independent directors of Federal-Mogul (the "Special Committee"), alleging that the Special Committee and Federal-Mogul’s management lacked independence from the Icahn Defendants. In addition, the complaints allege that the Merger Agreement contains certain allegedly preclusive deal protection provisions, including a no-solicitation provision, an information rights provision and a matching rights provision. Among other things, the complaints sought to enjoin the transactions contemplated by the Merger Agreement, as well as award costs and disbursements, including reasonable attorneys’ and experts’ fees.  The Raul and Mercado complaints further seek to rescind the transaction or award rescissory damages, or (in the case of Raul) award a quasi-appraisal remedy in the event that the transaction was consummated, as well as award money damages.  On October 28, 2016, all four actions were consolidated under the caption In re Federal-Mogul Holdings, Inc. Stockholder Litigation, C.A. No. 12790-CB (the "Delaware Action"). On March 6, 2017, plaintiffs filed a consolidated amended complaint that does not name Federal-Mogul as a defendant. Among other things, the consolidated amended complaint also adds allegations regarding the commencement and extension of the Offer, the increase in the Offer price, the closing of the transaction, Federal-Mogul's subsequent performance and public statements, Mr. Ninivaggi’s post-merger employment with Icahn Enterprises and the independence of the chairman of the Special Committee. Icahn Defendants have moved to dismiss the amended complaint and to stay discovery pending determination of that motion. The plaintiffs responded and on July 10, 2017, the Icahn Defendants' reply brief on the motion to dismiss was filed. A hearing is scheduled for October 12, 2017.
On October 5, 2016, a putative class action captioned Sanders v. Federal-Mogul Holdings Corporation et al., C.A. No. 16-155387 was filed in the Circuit Court for Oakland County of the State of Michigan against Federal-Mogul, the FM Board and the Icahn Defendants (the "Michigan Action"). The complaint alleges, among other things, that the FM Board breached its fiduciary duties and that Federal-Mogul and the Icahn Defendants aided and abetted the FM Board’s breaches of its fiduciary duties, as well as alleging certain material misstatements and omissions in the Schedule 14D-9. The complaint alleges that, among other things, the then-Offer Price was unfair and the result of an unfair sales process that included conflicts of interest.  In addition, the complaint alleges that the Merger Agreement contains certain allegedly preclusive deal protection provisions, including a no-solicitation provision, an information rights provision and a matching rights provision. Among other things, the complaint sought to enjoin the transactions contemplated by the Merger Agreement, or, in the event that the transactions were consummated, rescind the transactions or award rescissory damages, as well as award money damages and costs, including reasonable attorneys’ and experts’ fees. On March 6, 2017, the plaintiffs filed an amended complaint which, among other things, dropped Federal-Mogul as a defendant.  The amended complaint also: named certain additional Icahn-affiliated individuals and entities as defendants; deleted various allegations relating to process and purported disclosure deficiencies; added allegations regarding the commencement and extension of the Offer, the increase in the Offer price, the closing of the transaction, Federal-Mogul's subsequent performance and public statements, Mr. Ninivaggi’s post-merger employment with Icahn Enterprises, and the independence of certain directors; and eliminated the request for injunctive relief given the consummation of the transaction.  On April 4, 2017 the Court entered a stipulated order staying the Michigan Action pending final determination of the Delaware Action.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Original Directive indicated that approximately 14,800 general purpose tank railcars could be affected. The Revised Directive requires owners to identify their subject tank railcars and then from that population identify the 15% of subject tank railcars currently in hazardous materials service with the highest mileage in each tank car owner’s fleet. Visual inspection of each of the subject tank railcars is required by the car operator prior to putting any railcar into service. Owners must ensure appropriate inspection, testing and repairs, if needed, within twelve months of the Issuance Date for the 15% of their subject tank railcars identified to be in hazardous materials service with the highest mileage. The FRA will monitor and analyze the results of the 15% sample and has reserved the right to impose additional test and inspection requirements for the remaining fleet of tank railcars subject to the Revised Directive.
Our Railcar segment has evaluated its potential exposure related to the Revised Directive and has established a loss contingency of $14 million, as of June 30, 2017, to cover its probable and estimable liabilities with respect to our Railcar segment's response to the Revised Directive, taking into account currently available information and our Railcar segment's contractual obligations in its capacity as both a manufacturer and lessor of railcars subject to the Revised Directive. This amount is included in accrued expenses and other liabilities on the condensed consolidated balance sheets and will continue to be evaluated as our Railcar segment's and its customers' compliance with the Revised Directive progresses and our Railcar segment evolves its understanding of the impact that the Revised Directive may have on its business, including results of operations and cash flows. Actual results could differ from this estimate.
It is reasonably possible that a loss exists in excess of the amount accrued by our Railcar segment. However, the amount of potential costs and expenses expected to be incurred for compliance with the Revised Directive in excess of the loss contingency of $14 million cannot be reasonably estimated at this time.
Although the Revised Directive addresses some of Railcar segment's concerns and clarifies certain requirements of the Original Directive, our Railcar segment has identified significant issues with the Revised Directive. As a result, in a letter to the FRA dated November 28, 2016, our Railcar segment has requested that the FRA immediately rescind or stay the Revised Directive without reinstating the Original Directive. In addition, our Railcar segment has sought judicial review of and relief from the Revised Directive. On December 13, 2016, our Railcar segment filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit against the FRA. In the petition, our Railcar segment asserted that (i) the Revised Directive was unlawful and inconsistent with administrative law, (ii) the Revised Directive is arbitrary, capricious and inconsistent with law, (iii) the FRA exceeded its authority when it issued the Revised Directive and (iv) the Revised Directive was an improper adjudication under applicable laws. The petition requests that the court review, remand and vacate, defer enforcement of, and/or stay pending review, the Revised Directive. Briefs have been filed relating to this ongoing matter and a hearing date has been set by the court for September 22, 2017. Our Railcar segment cannot assure you that this petition will be successful in reversing or modifying the Revised Directive or if it is successful, whether it will be successful in a reasonable amount of time to benefit railcar owners with cars subject to the Revised Directive. Regardless of the petition, significant uncertainty exists in connection with the Revised Directive and its implementation. Our Railcar segment's attempts to comply with the Revised Directive may fail if it is unable to get clarification from the FRA on a variety of questions and our Railcar segment or other railcar owners cannot meet the expectations of the FRA in complying with the Revised Directive. Legal fees incurred with respect to this matter will be expensed in the period in which they occur, in accordance with our Railcar segment's accounting policy.
Pension Obligations
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 90.6% of Icahn Enterprises' outstanding depositary units as of June 30, 2017. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. Therefore, as a result of our ownership of more than 80% in certain of our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

have been met as of June 30, 2017 and December 31, 2016. If the plans were voluntarily terminated, they would be underfunded by approximately $509 million and $613 million as of June 30, 2017 and December 31, 2016, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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

17.	Supplemental Cash Flow Information.
Supplemental cash flow information consists of the following:

	Six Months Ended June 30,
	2017	2016
	(in millions)
Cash payments for interest, net of amounts capitalized	$326	$318
Net cash payments for income taxes	65	52
Acquisition of subsidiary common stock included in accrued expenses and other liabilities	51	—
Investment in subsidiaries prior to acquiring a controlling interest	—	286
LP unit issuance for remaining 25% interest in ARL	—	35
Subsidiary common unit issuance for acquisition of CVR Nitrogen	—	336
Capital expenditures included in accounts payable, accrued expenses and other liabilities	66	53

18.	Subsequent Events.
Icahn Enterprises
On August 2, 2017, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about September 15, 2017 to depositary unit holders of record at the close of business on August 14, 2017. Depositary unit holders have until September 6, 2017 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the distribution in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending September 13, 2017. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2017 (this "Report").
Overview
Icahn Enterprises L.P. ("Icahn Enterprises") owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. ("Icahn Enterprises Holdings"). Icahn Enterprises Holdings and its subsidiaries own substantially all of the assets and liabilities of Icahn Enterprises and conduct substantially all of its operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to allocations to the general and limited partners. We do not discuss Icahn Enterprises and Icahn Enterprises Holdings separately unless it is necessary to an understanding of the businesses. References to "we," "our" or "us" herein include both Icahn Enterprises and Icahn Enterprises Holdings and their subsidiaries, unless the context otherwise requires.

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

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
	(in millions)
Investment	$321	$(287)	$273	$(351)	$97	$(107)
Automotive	2,661	2,614	546	42	543	35
Energy	1,435	1,276	(29)	34	(13)	22
Railcar	1,700	232	1,007	52	1,003	44
Gaming	222	254	14	8	10	6
Metals	102	77	1	(1)	1	(1)
Mining	24	17	6	(5)	5	(4)
Food Packaging	98	86	—	2	—	2
Real Estate	25	24	4	5	4	5
Home Fashion	45	53	(4)	(2)	(4)	(2)
Holding Company	21	4	(93)	(69)	(93)	(69)
	$6,654	$4,350	$1,725	$(285)	$1,553	$(69)

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
	(in millions)
Investment	$178	$(1,195)	$81	$(1,334)	$74	$(557)
Automotive	5,262	5,040	576	70	570	56
Energy	2,954	2,181	(1)	(580)	4	(331)
Railcar	1,895	491	1,059	102	1,051	80
Gaming	438	472	10	14	(1)	9
Metals	205	135	3	(7)	3	(7)
Mining	55	24	12	(18)	10	(14)
Food Packaging	188	167	2	6	1	5
Real Estate	43	43	6	9	6	9
Home Fashion	92	104	(7)	(2)	(7)	(2)
Holding Company	21	15	(176)	(154)	(176)	(154)
	$11,331	$7,477	$1,565	$(1,894)	$1,535	$(906)

Investment
We invest our proprietary capital through various private investment funds ("Investment Funds"). As of June 30, 2017 and December 31, 2016, we had investments with a fair market value of approximately $2.7 billion and $1.7 billion, respectively, in the Investment Funds. As of June 30, 2017 and December 31, 2016, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.3 billion and $3.7 billion, respectively.
Our Investment segment's results of operations are reflected in net income (loss) on the condensed consolidated statements of operations. The following table presents net income (loss) for our Investment segment for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$273	$(351)	$81	$(1,334)
Our Investment segment's net income (loss) is driven by the amount of funds available to invest and the performance of the Investment Funds with respect to the amount of those funds available to invest. Future funds available to invest may increase or decrease based on the liquidity of the Holding Company and that of Mr. Icahn and his affiliates. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. For example, changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the "Investment Segment Liquidity" section of our "Liquidity and Capital Resources" discussion below for additional information regarding our Investment segment's exposure as of June 30, 2017.

For the three months ended June 30, 2017 and 2016, our Investment Funds' returns were 4.3% and (6.0)%, respectively, and for the six months ended June 30, 2017 and 2016, such returns were 1.4% and (18.0)%, respectively. Our Investment Funds' returns represent a weighted-average composite of the average returns, net of expenses. The following table sets forth the performance attribution for the Investment Funds returns.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Long positions	3.8%	—%	4.4%	(2.0)%
Short positions	0.7%	(5.4)%	(2.7)%	(13.9)%
Other	(0.2)%	(0.6)%	(0.3)%	(2.1)%
	4.3%	(6.0)%	1.4%	(18.0)%
From inception in November 2004 through June 30, 2017, the Investment Funds' return was approximately 119.1%, representing an annualized rate of return of approximately 6.4%.
Three Months Ended June 30, 2017 and 2016
For the three months ended June 30, 2017, our Investment segment had net income of $273 million compared to net loss of $351 million for the comparable prior year period. For the three months ended June 30, 2017, net income was attributable to the Investment Funds' positive returns. For the three months ended June 30, 2016, net loss was attributable to the Investment Funds' negative returns.
For the three months ended June 30, 2017, the Investment Funds' positive returns were driven by net gains in their long and short positions, accounting for $240 million and $50 million, respectively, of our Investment segment's net income, offset in part by other net losses of $17 million. For the three months ended June 30, 2016, the Investment Funds' negative returns were driven by losses in their short positions, accounting for $331 million of our Investment segment's net loss, and other losses of $20 million. Returns on long positions for the three months ended June 30, 2016 were not material. Performance of the Investment Funds' core holdings accounted for changes in long positions and performance of broad market hedges accounted for changes in short positions.
Six Months Ended June 30, 2017 and 2016
For the six months ended June 30, 2017, our Investment segment had net income of $81 million compared to net loss of approximately $1.3 billion for the comparable prior year period. For the six months ended June 30, 2017, net income was attributable to the Investment Funds' positive returns. For the six months ended June 30, 2016, net loss was attributable to the Investment Funds' negative returns.
For the six months ended June 30, 2017, the Investment Funds' positive returns were driven by net gains in their long positions, accounting for $660 million of our Investment segment's net income, offset in part by net losses in their short positions and other net losses of $535 million and $44 million, respectively. For the six months ended June 30, 2016, the Investment Funds' negative returns were driven by losses in their short and long positions, accounting for $751 million and $465 million, respectively, of our Investment segment's net loss. Other losses accounted for another $118 million of our Investment segment's net loss. Performance of the Investment Funds' core holdings accounted for changes in long positions and performance of broad market hedges accounted for changes in short positions.

Automotive
Our Automotive segment's results of operations are generally driven by the manufacturing and distribution of automotive parts. Acquisitions in recent years within our Automotive segment, including our acquisition of The Pep Boys - Manny, Moe & Jack ("Pep Boys"), provided operating synergies, added new product lines, strengthened distribution channels and enhanced our Automotive segment's ability to better service its customers. Our Automotive segment's results of operations are affected by the relative strength of global vehicle production levels, global vehicle sales levels, automotive part replacement trends, geopolitical risk and foreign currencies, among other factors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net sales	$2,518	$2,473	$4,995	$4,794
Cost of goods sold	2,027	1,986	4,023	3,898
Gross margin	$491	$487	$972	$896
Three Months Ended June 30, 2017 and 2016
Net sales for our Automotive segment for the three months ended June 30, 2017 increased by $45 million (2%) as compared to the comparable prior year period. The increase is primarily due to volume increases of $91 million, primarily organic sales volume increases and, to a lesser extent, sales volume increases from acquisitions. These sales volume increases were offset in part $46 million primarily due to an unfavorable effect of foreign currency exchange.
Cost of goods sold for the three months ended June 30, 2017 increased by $41 million (2%) as compared to the comparable prior year period. The increase is primarily due to volume increases of $71 million as well as net performance improvements. These increases were offset in part primarily from the favorable effects of foreign currency exchange.
Gross margin on net sales for the three months ended June 30, 2017 increased by $4 million (1%) as compared to the comparable prior year period. Gross margin as a percentage of net sales decreased to 19% for the three months ended June 30, 2017 compared to 20% for the comparable prior year period. The favorable effects of higher sales volumes, net of changes in product mix, resulted in an increase in gross margin as a percentage of net sales. However, this increase was more than offset by unfavorable effects of performance and foreign currency exchange.
Six Months Ended June 30, 2017 and 2016
Net sales for our Automotive segment for the six months ended June 30, 2017 increased by $201 million (4%) as compared to the comparable prior year period. The increase was due to volume increases of $298 million, primarily due to acquisitions, accounting for $176 million of the increase, and which was impacted primarily from the inclusion of the results of Pep Boys for the full six months in 2017 compared to five months in the comparable prior year period. In addition, organic sales growth was $122 million. These sales volume increases were offset in part by $97 million primarily due to an unfavorable effect of foreign currency exchange.
Cost of goods sold for the six months ended June 30, 2017 increased by $125 million (3%) as compared to the comparable prior year period. The increase is primarily due to volume increases of $176 million offset in part by $51 million primarily due to the favorable effect of foreign currency exchange.
Gross margin on net sales for the six months ended June 30, 2017 increased by $76 million (8%) as compared to the comparable prior year period. Gross margin as a percentage of net sales was flat at 19% for each of the six months ended June 30, 2017 and 2016. The inclusion of the results of Pep Boys, whose product sales margins are higher than those of Federal-Mogul's, as well as the favorable effects of higher sales volumes, net of changes in product mix, resulted in an increase in gross margin as a percentage of net sales. However, this increase was offset by unfavorable effects of performance and foreign currency exchange.

Energy
Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing. The petroleum business accounted for approximately 94%, and 91% of our Energy segment's net sales for the six months ended June 30, 2017 and 2016, respectively.
The results of operations of the petroleum business are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond our Energy segment's control, including the supply of and demand for crude oil, as well as gasoline and other refined products. This supply and demand depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because the petroleum business applies first-in, first-out accounting to value its inventory, crude oil price movements may impact gross margin in the short term because of changes in the value of its unhedged on-hand inventory. The effect of changes in crude oil prices on our results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net sales	$1,435	$1,283	$2,942	$2,189
Cost of goods sold	1,416	1,175	2,835	2,102
Gross margin	$19	$108	$107	$87
Three Months Ended June 30, 2017 and 2016
Net sales for our Energy segment increased by $152 million (12%) for the three months ended June 30, 2017 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of significantly higher sales prices as well as higher sales volume. This increase was offset in part by our nitrogen fertilizer business primarily due to a decrease in sales prices for its products.
Cost of goods sold for our Energy segment increased by $241 million (21%) for the three months ended June 30, 2017 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of a higher cost of consumed crude oil costs as well as increases in RINs expense. This increase was offset in part by our nitrogen fertilizer business which had a decrease in cost of material due to lower third party costs.
Gross margin for our Energy segment decreased by $89 million for the three months ended June 30, 2017 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 1% and 8% for the three months ended June 30, 2017 and 2016, respectively. The decrease in the gross margin as a percentage of net sales was primarily due to lower refining margins and an increase in cost of materials for our petroleum business. The decrease in refining margin was primarily due to an increase in consumed crude oil costs and an increase in RINs expense which were offset in part by an increase in sales prices for gasoline and distillates.
Six Months Ended June 30, 2017 and 2016
Net sales for our Energy segment increased by $753 million (34%) for the six months ended June 30, 2017 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of significantly higher sales prices for transportation fuels and by-products, as well as higher sales volume. Net sales for our nitrogen fertilizer business decreased primarily due to a decrease in sales prices for its products, offset in part by increases resulting from the inclusion CVR Nitrogen, LP, which was acquired in April 2016.
Cost of goods sold for our Energy segment increased by $733 million (35%) for the six months ended June 30, 2017 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher cost of consumed crude oil and other feedstock as well as higher volumes. This increase was offset in part by our nitrogen fertilizer business which had a decrease in cost of material due to lower third party costs.
Gross margin for our Energy segment increased by $20 million for the six months ended June 30, 2017 as compared to the comparable prior year period. Gross margin as a percentage of net sales was flat at 4% for the six months ended June 30, 2017 and 2016, respectively, with an increase attributable to our petroleum business offset by a decrease attributable to our fertilizer business. The increase in the gross margin as a percentage of net sales for our petroleum business was primarily due to higher gross margins per barrel resulting from a higher spread between crude oil and transportation fuels pricing and a favorable change in gasoline basis.

Railcar
Our Railcar segment's results of operations are generally driven by the manufacturing and leasing of railcars. As discussed in Note 1, "Description of Business," to the condensed consolidated financial statements, we sold approximately 29,000 railcars on lease in connection with our previously announced sale of ARL. For a period of three years after the closing of the sale of ARL, and upon satisfaction of certain conditions, we have an option to sell, and SMBC Rail Services LLC has an option to buy, approximately 4,600 remaining railcars currently owned by a wholly owned subsidiary of ours, which continue to be included in our Railcar segment results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$55	$97	$116	$221
Railcar Leasing	95	120	214	240
Railcar Services	26	13	40	25
	$176	$230	$370	$486
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$50	$82	$105	$184
Railcar Leasing	23	46	57	94
Railcar Services	16	6	25	12
	$89	$134	$187	$290
Gross Margin:
Manufacturing	$5	$15	$11	$37
Railcar Leasing	72	74	157	146
Railcar Services	10	7	15	13
	$87	$96	$183	$196
Summarized shipments of railcars to leasing and non-leasing customers for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Shipments to leasing customers	545	85	1,147	285
Shipments to non-leasing customers	531	932	1,080	2,062
	1,076	1,017	2,227	2,347
As of June 30, 2017, our Railcar segment had a backlog of 2,808 railcars, including 715 railcars expected to be built for lease customers and 2,093 for non-lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities as needed.
Three Months Ended June 30, 2017 and 2016
Total manufacturing revenues for the three months ended June 30, 2017 decreased by $42 million (43%) as compared to the comparable prior year period. The decrease was primarily due to fewer shipments of hopper and tank railcars to non-leasing customers and a more competitive market for both types of railcars.

Gross margin from manufacturing operations for the three months ended June 30, 2017 decreased by $10 million as compared to the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues decreased to 9% for the three months ended June 30, 2017 from 15% for the comparable prior year period. The decrease in gross margin as a percentage of revenue was due to higher costs associated with lower production volumes and a more competitive market for both tanker and hopper railcars.
Railcar leasing revenues decreased for the three months ended June 30, 2017 as compared to the comparable prior year period due to a decrease in leased railcars as a result of the closing of the ARL Initial Sale on June 1, 2017 as well as a decrease in weighted average lease rates. The lease fleet decreased to 16,905 railcars at June 30, 2017 from 45,336 railcars at June 30, 2016.
Six Months Ended June 30, 2017 and 2016
Total manufacturing revenues for the six months ended June 30, 2017 decreased by $105 million (48%) as compared to the comparable prior year period. The decrease was primarily due to fewer shipments of hopper and tank railcars to non-leasing customers, a more competitive market for both types of railcars and a higher mix of hopper railcars, which generally sell at lower prices than tank railcars due to less material and labor content.
Gross margin from manufacturing operations for the six months ended June 30, 2017 decreased by $26 million as compared to the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues decreased to 9% for the six months ended June 30, 2017 from 17% for the comparable prior year period. The decrease in gross margin as a percentage of revenue was due to higher costs associated with lower production volumes and a more competitive market for both tanker and hopper railcars.
Railcar leasing revenues decreased for the six months ended June 30, 2017 as compared to the comparable prior year period due to a decrease in leased railcars as a result of the closing of the ARL Initial Sale on June 1, 2017 as well as a decrease in weighted average lease rates. The lease fleet decreased to 16,905 railcars at June 30, 2017 from 45,336 railcars at June 30, 2016.

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
Three Months Ended June 30, 2017 and 2016
Our consolidated gaming revenues decreased by $32 million (13%) for the three months ended June 30, 2017 as compared to the comparable prior year period due to the closing of the Trump Taj Mahal Casino Resort in October 2016, which accounted for a $48 million decrease in consolidated gaming revenues. Our existing gaming operations' revenues increased by $16 million over the comparable periods primarily due to an increase in casino revenues. The increase in casino revenues for the three months ended June 30, 2017 as compared to the comparable prior year period was primarily due to increased gaming revenues at Tropicana Atlantic City.
Six Months Ended June 30, 2017 and 2016
Our consolidated gaming revenues decreased by $33 million (7%) for the six months ended June 30, 2017 as compared to the comparable prior year period due to the closing of the Trump Taj Mahal Casino Resort in October 2016, which accounted for a $60 million decrease in consolidated gaming revenues. Our existing gaming operations' revenues increased by $27 million over the comparable periods primarily due to an increase in casino revenues. The increase in casino revenues for the six months ended June 30, 2017 as compared to the comparable prior year period was primarily due to increased gaming revenues at Tropicana Atlantic City.
Metals
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Three Months Ended June 30, 2017 and 2016
Net sales for the three months ended June 30, 2017 increased by $26 million (34%) compared to the comparable prior year period primarily due to higher non-ferrous and non-ferrous auto residue shipment volumes and higher average selling prices for most grades of metal. Non-ferrous shipment volumes increased primarily due to the capital investment in aluminum processing capabilities at one of our facilities made in late 2016, while higher pricing reflected higher terminal market prices in 2017 as compared to 2016. Ferrous selling prices increased due to higher market pricing as domestic mill production has benefited from trade cases and speculation regarding the recent probe into steel imports. Improved consumer market pricing was also driven primarily by the increased demand from domestic steel mills.
Cost of goods sold for the three months ended June 30, 2017 increased by $23 million (31%) compared to the comparable prior year period. The increase was primarily due to higher non-ferrous shipment volumes and to increased material costs driven by higher market prices. Gross margin as a percentage of net sales was 4% for the three months ended June 30, 2017 as compared to 1% in the comparable prior year period. The margin percentage improvement was attributed to a continued focus on disciplined buying, higher pricing for non-ferrous auto residue, improved terminal market pricing, and by continued efforts to bring processing costs in line with volume and market pricing.
Six Months Ended June 30, 2017 and 2016
Net sales for the six months ended June 30, 2017 increased by $71 million (53%) compared to the comparable prior year period primarily due to higher ferrous and non-ferrous shipment volumes and higher average selling prices. Ferrous shipment volumes increased due to improved demand from domestic steel mills and improved flow of raw materials into the recycling yards driven by increased market pricing. Additionally, during 2017, a major new steel mill came on line which increased demand for scrap metal. Domestic mill production has benefited from trade cases and speculation regarding the recent probe into steel imports.  Improved consumer market pricing was also driven primarily by the increased demand from domestic steel mills. Non-ferrous shipment volumes increased 50% in the first half of 2017 compared to the comparable prior year period primarily due to utilization of the capital investment in aluminum processing capabilities at one of our facilities made in late 2016, while higher pricing reflected higher terminal market prices in 2017 as compared to 2016.
Cost of goods sold for the six months ended June 30, 2017 increased by $55 million (40%) compared to the comparable prior year period. The increase was primarily due to higher shipment volumes and to increased material costs due to higher market prices. Gross margin as a percentage of net sales was 5% for the six months ended June 30, 2017 as compared to a loss of 4% in the comparable prior year period. The margin percentage improvement was driven by an increased material margin attributed to a continued focus on disciplined buying, higher pricing for non-ferrous auto residue, and by continued efforts to bring processing costs in line with volume and market pricing.
Mining
Our Mining segment's key performance driver has historically been from demand for raw materials from Chinese steelmakers. Since acquiring Ferrous Resources in 2015, our Mining segment has been concentrating on sales in its domestic market, Brazil.
Three Months Ended June 30, 2017 and 2016
Net sales for the three months ended June 30, 2017 increased $1 million as compared to the comparable prior year period due to iron ore price increases offset in part by volume decreases. Cost of goods sold for the three months ended June 30, 2017 decreased $3 million as compared to the comparable prior year period due to volume decreases.
Six Months Ended June 30, 2017 and 2016
Net sales for the six months ended June 30, 2017 increased $24 million as compared to the comparable prior year period primarily due to iron ore price increases. Cost of goods sold for the six months ended June 30, 2017 was flat as compared to the comparable prior year period reflecting minimal volume changes.
Food Packaging
Our Food packaging segment's results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.
Three Months Ended June 30, 2017 and 2016
Net sales for the three months ended June 30, 2017 increased by $14 million (16%) as compared to the corresponding prior year period. The increase was primarily due to higher sales volume, primarily from acquisitions, offset in part by unfavorable price and product mix and foreign currency exchange. Cost of goods sold for the three months ended June 30, 2017 increased by $12 million (19%) as compared to the corresponding prior year period. Gross margin as a percentage of net sales was flat at 26% for each of the three months ended June 30, 2017 and 2016.
Six Months Ended June 30, 2017 and 2016
Net sales for the six months ended June 30, 2017 increased by $27 million (17%) as compared to the corresponding prior year period. The increase was primarily due to higher sales volume, primarily from acquisitions, offset in part by unfavorable price and product mix and foreign currency exchange. Cost of goods sold for the six months ended June 30, 2017 increased by $19 million (15%) as compared to the corresponding prior year period. Gross margin as a percentage of net sales was 24% and 23% for the six months ended June 30, 2017 and 2016, respectively. The improvement in gross margin as a percentage of net sales over the comparable period was primarily due to efficiencies from plant performance.
Real Estate
Real Estate revenues and expenses include sales of residential units, results from club operations and rental income and expenses, including income from financing leases. Sales of residential units are included in net sales in our condensed consolidated financial statements. Results from club and rental operations, including financing lease income, are included in other revenues from operations in our condensed consolidated financial statements. Revenue from our real estate operations for each of the three and six months ended June 30, 2017 and 2016 were substantially derived from income from club and rental operations.
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
Three Months Ended June 30, 2017 and 2016
Net sales for the three months ended June 30, 2017 decreased by $8 million (15%) compared to the comparable prior year period. The decrease was primarily due to lower sales volume. Cost of goods sold for the three months ended June 30, 2017 decreased by $6 million (13%) compared to the comparable prior year period. The decrease was primarily due to lower sales volume and product mix. Gross margin as a percentage of net sales was 11% for the three months ended June 30, 2017 compared to 13% for the comparable prior year period. The decrease was primarily due to product mix.
Six Months Ended June 30, 2017 and 2016
Net sales for the six months ended June 30, 2017 decreased by $11 million (11%) compared to the comparable prior year period. The decrease was primarily due to lower sales volume. Cost of goods sold for the six months ended June 30, 2017 decreased by $8 million (9%) compared to the comparable prior year period. The decrease was primarily due to lower sales volume and product mix. Gross margin as a percentage of net sales was 13% for the six months ended June 30, 2017 compared to 15% for the comparable prior year period. The decrease was primarily due to product mix.

Other Consolidated Results of Operations
Gain On Disposition of Assets, Net
On June 1, 2017, we closed on the initial sale of ARL, resulting in a pretax gain on disposition of assets of approximately $1.5 billion recorded by our Railcar segment for the three and six months ended June 30, 2017.
Selling, General and Administrative
Three Months Ended June 30, 2017 and 2016
Our consolidated selling, general and administrative for the three months ended June 30, 2017 increased by $8 million (1%) as compared to the comparable prior year period. The increase was primarily attributable to our Automotive segment due to certain acquisitions and personnel costs associated with integration and increased customer services offset in part by a decrease in our Gaming segment due to the closing and subsequent sale the Trump Taj Mahal Casino Resort in October 2016.
Six Months Ended June 30, 2017 and 2016
Our consolidated selling, general and administrative for the six months ended June 30, 2017 increased by $117 million (10%) as compared to the comparable prior year period. The increase was primarily attributable to an increase from our Automotive segment of $116 million primarily due to the inclusion of Pep Boys' results beginning in February 2016 and certain other acquisitions as well as personnel costs associated with integration and increased customer services.
Restructuring, Net
Our consolidated restructuring costs, net are primarily attributable to our Automotive segment and consist primarily of employee severance and termination benefits as well as facility closures and other costs. Our Automotive segment's restructuring activities are undertaken as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize businesses and to relocate manufacturing operations to best cost manufacturing locations. Restructuring, net decreased for the three and six months ended June 30, 2017 compared to the comparable prior year periods due to lower severance and other charges incurred.
Impairment
Refer to Note 5, "Fair Value Measurements," and Note 8, "Goodwill and Intangible Assets, Net," for discussion of impairments of assets.
Interest Expense
Three Months Ended June 30, 2017 and 2016
Our consolidated interest expense during the three months ended June 30, 2017 increased by $16 million (8%) as compared the corresponding prior year period. The increase was primarily due to higher interest expense from our Energy segment due to a certain debt offering during the second quarter of 2016, as well as higher interest from our Holding Company due to our senior unsecured notes refinancing in the first quarter of 2017, which is subject to a higher interest rate.
Six Months Ended June 30, 2017 and 2016
Our consolidated interest expense during the six months ended June 30, 2017 decreased by $2 million as compared the corresponding prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in due to broker balances over the respective periods, offset in part by higher interest expense from our Energy segment due to a certain debt offering during the second quarter of 2016, as well as higher interest from our Holding Company due to our senior unsecured notes refinancing in the first quarter of 2017, which is subject to a higher interest rate.
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
In addition, in accordance with FASB ASC Topic 740, Income Taxes, we analyze all positive and negative evidence and maintain a valuation allowance on deferred tax assets that are not considered more likely than not to be realized. Based on current analysis, including increased level of income and ability to use losses previously limited, we have determined that it is more likely than not that a significant portion of our U.S. tax loss carryforwards and credits will be realized and have released the valuation allowance on these deferred tax assets.

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
As of June 30, 2017, our Holding Company had cash and cash equivalents of $653 million and total debt of approximately $5.5 billion. During 2017, our Holding Company invested $1.0 billion in the Investment Funds, net of redemptions. As of June 30, 2017, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $2.7 billion. We may redeem our direct investment in the Investment Funds upon notice. See "Segment Liquidity and Capital Resources" below for additional information with respect to our Investment segment liquidity.
Sale of ARL
On June 1, 2017, we closed on our previously announced sale of ARL (the "ARL Initial Sale") to SMBC Rail Services, LLC ("SMBC Rail"). After repaying, or assigning to SMBC Rail, applicable indebtedness of ARL, we received cash consideration of approximately $1.3 billion in connection with the ARL Initial Sale. For a period of three years after the closing of the ARL

Initial Sale, and upon satisfaction of certain conditions, we have an option to sell, and SMBC Rail has an option to buy, approximately 4,600 remaining railcars currently owned by a wholly owned subsidiary of ours for an additional purchase price estimated as of June 30, 2017 to be approximately $559 million.
Holding Company Borrowings and Availability

	June 30, 2017	December 31, 2016
	(in millions)
6.75% senior unsecured notes due 2024 - Icahn Enterprises	$498	$—
6.25% senior unsecured notes due 2022 - Icahn Enterprises	692	—
5.875% senior unsecured notes due 2022 - Icahn Enterprises	1,340	1,340
6.00% senior unsecured notes due 2020 - Icahn Enterprises	1,705	1,705
4.875% senior unsecured notes due 2019 - Icahn Enterprises	1,272	1,271
3.50% senior unsecured notes due 2017 - Icahn Enterprises	—	1,174
	$5,507	$5,490
As of June 30, 2017, based on covenants in the indenture governing our senior unsecured notes, we are not permitted to incur additional indebtedness. However, our covenants do permit us to refinance our debt obligations and receive additional incremental proceeds to pay related fees as well as accrued and unpaid interest.
Refinancing of 3.50% Senior Unsecured Notes Due 2017
On January 18, 2017, we issued $695 million in aggregate principal amount of 6.250% senior notes due 2022 and $500 million in aggregate principal amount of 6.750% senior notes due 2024 resulting in proceeds of $1.190 billion, after deducting the initial purchaser’s discount and commission and estimated fees and expenses related to the offering. The proceeds from the issuance of these notes were used to redeem all of our 3.50% senior unsecured notes due 2017 and to pay related accrued and unpaid interest.
Icahn Enterprises Rights Offering
In January 2017, Icahn Enterprises commenced a rights offering entitling holders of the rights to acquire newly issued depositary units of Icahn Enterprises. The purposes of the rights offering were to (i) enhance Icahn Enterprises' depositary unit holder equity; (ii) endeavor to improve Icahn Enterprises' credit ratings; and (iii) raise equity capital to be used for general partnership purposes. Aggregate proceeds from the rights offering was $600 million.
Distributions on Depositary Units
On August 2, 2017, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about September 15, 2017 to depositary unit holders of record at the close of business on August 14, 2017.
During the six months ended June 30, 2017, we declared two quarterly distributions aggregating $3.00 per depositary unit. Mr. Icahn and his affiliates elected to receive their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 90.6% of Icahn Enterprises' outstanding depositary units as of June 30, 2017. In connection with these distributions, aggregate cash distributions to all depositary unitholders was $39 million.
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

Tropicana Tender Offer
On June 23, 2017, Icahn Enterprises Holdings and Tropicana commenced a tender offer to purchase severally, and not jointly, up to 5,580,000 shares of Tropicana common stock in the aggregate, at a price not greater than $45.00 nor less than $38.00 per share, by means of a "modified" Dutch auction, on the terms and subject to the conditions set forth in the Offer to Purchase dated June 23, 2017 and the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constitute the "Tender Offer"). The Tender Offer is being made severally, and not jointly, by Icahn Enterprises Holdings and Tropicana and upon the terms and subject to the conditions of the Tender Offer, first, Tropicana will severally, and not jointly, purchase 800,000 of the shares properly tendered, and second, Icahn Enterprises will severally, and not jointly, purchase any remaining shares properly tendered, up to a maximum of 4,780,000 shares. The Tender Offer was extended on August 3, 2017 and expires on August 9, 2017, unless the Tender Offer is further extended.
Dividends and Distributions From Subsidiaries
Dividends and distributions are primarily received from our Energy and Railcar segments. See "Other Segment Liquidity" below for additional information with respect to our dividends and distributions from subsidiaries.
Investment Segment Liquidity
During the six months ended June 30, 2017, we invested $1.0 billion in the Investment Funds, net of redemptions, and affiliates of Mr. Icahn (excluding us and our subsidiaries) invested $600 million in the Investment Funds. In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.
Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of June 30, 2017, the Investment Funds' had a net short notional exposure of 44%. The Investment Funds' long exposure was 132% (120% long equity and 12% long credit and other) and its short exposure was 176% (166% short equity, 10% short credit and other).  The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at June 30, 2017.
Of the Investment Funds' 132% long exposure, 122% was comprised of the fair value of its long positions (with certain adjustments) and 10% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds' 176% short exposure, 24% was comprised of the fair value of our short positions and 152% was comprised of short credit default swap contracts and short broad market index swap derivative contracts.
With respect to both our long positions that are not notionalized (122% long exposure) and our short positions that are not notionalized (24% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our other short positions (152% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Other Segment Liquidity
Segment Borrowings and Availability
Segment debt consists of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Debt and credit facilities - Automotive	$3,395	$3,249
Debt facilities - Energy	1,120	1,118
Debt and credit facilities - Railcar	558	571
Credit facilities - Gaming	286	287
Credit facilities - Food Packaging	272	265
Capital leases and other	147	139
	$5,778	$5,629
Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for information concerning terms, restrictions and covenants pertaining to our subsidiaries' debt. See Note 9, “Debt,” to the condensed consolidated financial statements for information with respect to updates to our subsidiaries' debt as of June 30, 2017 compared to December 31, 2016. As of June 30, 2017, our subsidiaries are in compliance with all debt covenants.
Our segments have additional borrowing availability under certain revolving credit facilities as summarized below.

June 30, 2017
(in millions)
Automotive	$451
Energy	383
Railcar	200
Food Packaging	8
Home Fashion	2
$1,044
Subsidiary Common Stock Dividends
For the six months ended June 30, 2017, we received $71 million in dividends from CVR Energy. Subsequent to June 30, 2017, CVR Energy declared a quarterly dividend, which will result in an additional $36 million in dividends paid to us in the third quarter of 2017.
For the six months ended June 30, 2017, we received $39 million in aggregate dividends and distributions from our Railcar segment. Subsequent to June 30, 2017, ARI declared a quarterly dividend, which will result in an additional $5 million in dividends paid to us in the third quarter of 2017.
Accounts Receivable, Net
Federal-Mogul's subsidiaries in Brazil, Canada, France, Germany, Italy, and the United States are party to accounts receivable factoring and securitization facilities. Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," to the condensed consolidated financial statements for further information.
Subsidiary Stock Repurchases
On July 28, 2015, ARI's board of directors authorized the repurchase of up to $250 million of its outstanding common stock (the "ARI Stock Repurchase Program"). ARI did not repurchase shares of its common stock during the six months ended June 30, 2017. Prior to 2017, an aggregate $86 million was repurchased under the ARI Stock Repurchase Program.
On July 31, 2015, Tropicana's board of directors authorized the repurchase of up to $50 million of its outstanding common stock and on February 22, 2017, an additional $50 million was authorized for repurchase (the "Tropicana Stock Repurchase Program"). Tropicana did not repurchase shares of its common stock during the six months ended June 30, 2017.

Prior to 2017, an aggregate $43 million was repurchased under the Tropicana Stock Repurchase Program. Additionally, refer to "Tropicana Tender Offer" above for discussion of Tropicana's and Icahn Enterprises Holding's commencement of a tender offer to purchase additional shares of Tropicana common stock.
Consolidated Cash Flows
Our Holding Company's cash flows are generally driven by payments and proceeds associated with our senior unsecured debt obligations and payments and proceeds associated with equity transactions with Icahn Enterprises' depositary unitholders. Additionally, our Holding Company's cash flows may include various investment transactions, including acquisitions and dispositions of businesses, including proceeds from the sale of ARL. Our Investment segment's cash flows are primarily driven by investment transactions, which are included in net cash flows from operating activities due to the nature of its business, as well as contributions and distributions from Mr. Icahn and his affiliates (including us), which are included in net cash flow from financing activities. Our other operating segments' cash flows are driven by the activities and performance of each business, which is included in the discussion below. The following table summarizes consolidated cash and cash equivalents as of June 30, 2017 and cash flow information for the six months ended June 30, 2017 and 2016 for Icahn Enterprises' reporting segments and our Holding Company:

	June 30, 2017	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Cash and Cash Equivalents	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
		Operating Activities	Investing Activities	Financing Activities	Operating Activities	Investing Activities	Financing Activities
		(in millions)
Holding Company	$653	$(146)	$107	$467	$(125)	$98	$72
Investment	17	(1,596)	—	1,600	563	—	(560)

Other Operating Segments:
Automotive	387	133	(234)	129	257	(170)	64
Energy	830	242	(59)	(89)	70	(155)	11
Railcar	103	134	(89)	(234)	197	(183)	(300)
Gaming	267	52	—	(29)	19	(22)	34
Metals	9	(3)	(3)	11	(18)	(1)	7
Mining	25	15	(17)	13	12	(5)	(2)
Food Packaging	14	5	(40)	9	8	(6)	(3)
Real Estate	83	13	51	(5)	15	3	(21)
Home Fashion	1	(1)	(2)	2	(6)	(5)	—
Other operating segments	1,719	590	(393)	(193)	554	(544)	(210)
Total before eliminations	2,389	(1,152)	(286)	1,874	992	(446)	(698)
Eliminations(1)	—	—	801	(801)	—	(1,036)	1,036
Consolidated	$2,389	$(1,152)	$515	$1,073	$992	$(1,482)	$338
(1) Eliminations in the table above relate to our Holding Company's transactions with our Investment and other operating segments. Our Holding Company's transactions with our Investment and other operating segments are generally reported as cash flows from investing activities by our Holding Company and such transactions are generally reported as cash flows from financing activities by our Investment and other operating segments. During the six months ended June 30, 2017, our Holding Company had net investment of $1.0 billion in the Investment Funds offset in part by $79 million in net proceeds from our other operating segments. Additionally, our Holding Company repaid a loan to ARL for $120 million classified as financing activities by our Holding Company and investing activities by our Railcar segment for the six months ended June 30, 2017. For the six months ended June 30, 2016, our Holding Company had net proceeds from the Investment Funds and our other operating segments aggregating approximately $1.2 billion. Additionally, our Holding Company received loan proceeds from ARL of $125 million classified as financing activities by our Holding Company and investing activities by our Railcar segment for the six months ended June 30, 2016.
Operating Activities
For the six months ended June 30, 2017, net cash used in operating activities was primarily driven by our Investment segment and our Holding Company, offset in part by net cash provided by operating activities from our other operating segments, particularly from our Railcar, Energy, Automotive, and Gaming segments. For the six months ended June 30, 2016, net cash provided by operating activities was primarily driven by our Investment and other operating segments, particularly from our Automotive and Energy segments, offset in part by our Holding Company.
Our Investment segment's cash flows from operating activities for the comparable periods were attributable to its net investment transactions. Our Holding Company's cash flows from operating activities for the comparable periods were attributable to our semi-annual interest payments on our senior unsecured notes and certain operating expenses of the Holding Company. Our other operating segments' cash flows from operating activities for the comparable periods were primarily attributable to earnings before non-cash charges with an increase in net cash provided by operating activities from our other operating segments in 2017 compared to 2016 primarily attributable to changes in operating assets and liabilities.
Investing Activities
For the six months ended June 30, 2017, our Holding Company had net cash provided by investing activities due to proceeds of approximately $1.3 billion from the sale of ARL and aggregate proceeds from our other operating segments of $79 million, offset in part by investments in the Investment Funds of $1.0 billion and payments to acquire the remaining outstanding common stock of Federal-Mogul, which was purchased for $305 million and of which $254 million was paid during the six months ended June 30, 2017. For the six months ended June 30, 2016, our Holding Company had net cash provided by investing activities due to proceeds received from our Investment and other operating segments of approximately $1.2 billion, offset in part by our acquisition of Pep Boys for approximately $1.0 billion.
Our other operating segments had net cash used in investing activities for the six months ended June 30, 2017 and 2016 primarily due to capital expenditures as well as certain acquisitions. For the six months ended June 30, 2017, capital expenditures at our Automotive segment of $220 million were primarily related to investing in new facilities, upgrading existing products, continuing new product launches and other infrastructure and equipment costs. Our Railcar segment's capital expenditures were $109 million, primarily for railcars for lease. For the six months ended June 30, 2016 our Railcar segment had capital expenditures of $62 million, primarily for railcars for lease, and our Automotive and Energy segments had capital expenditures of $208 million and $83 million, respectively.
For the six months ended June 30, 2017, our Railcar segment's net cash used in investing activities also reflects the cash held by ARL at disposition which, when netted with the proceeds from the sale of ARL received by our Holding Company, resulted in net cash proceeds from the sale of ARL in consolidation of approximately $1.2 billion, offset in part by cash received of $120 million from the Holding Company for the repayment of an intercompany loan. Additionally, our other operating segments had cash used in investing activities due to certain acquisitions aggregating $49 million for the six months ended June 30, 2017 compared to $69 million for the six months ended June 30, 2016, including our Energy segments acquisition of CVR Nitrogen, LP. in 2016 for $64 million, net of cash acquired.
Financing Activities
For the six months ended June 30, 2017, our Holding Company received proceeds from our rights offing of $612 million (which includes a contribution from our general partner in order to maintain its aggregate 1.99% general partner interest in us) and net proceeds from our senior unsecured debt refinancing of $15 million, offset in part by repayment of an intercompany loan due to ARL of $120 million and by cash distributions on our depositary units of $39 million for the six months ended June 30, 2017. For the six months ended June 30, 2016, our Holding Company received $125 million in proceeds from its intercompany loan from ARL which was offset in part by cash distributions to our depositary unitholders of $53 million.
For the six months ended June 30, 2017, our Investment segment had net cash provided by financing activities of $1.6 billion, which included our $1.0 billion investment in the Investment Funds as well as $600 million received from Mr. Icahn and his affiliates (excluding us). For the six months ended June 30, 2016, our Investment segment had net cash used in financing activities of $560 million due to distributions paid to our Holding Company of approximately $1.1 billion, offset in part by contributions from Mr. Icahn and his affiliates (excluding us) of $490 million.
Our other operating segments had net cash used in financing activities for the six months ended June 30, 2017 and 2016 primarily due to net debt transactions as well as dividends and distributions to us and to non-controlling interests. Our other operating segments had net cash payments for debt of $96 million and $31 million for the six months ended June 30, 2017 and 2016, respectively. Additionally, our Energy and Railcar segments had cash payments for dividends and distributions aggregating $134 million and $157 million for the six months ended June 30, 2017 and 2016, respectively, of which $110 million and $106 million, respectively, was paid to us. In addition, our Railcar segment's net cash used in investing activities for or the six months ended June 30, 2016 included a $125 million loan to our Holding Company.

Consolidated Capital Resources
There have been no significant changes to our capital expenditures during the six months ended June 30, 2017 as compared to the estimated capital expenditures for 2017 as reported in our Annual Report on Form 10-K for the year ended December 31, 2016. Capital expenditures with respect to certain environmental matters are discussed in Note 16, "Commitments and Contingencies," to the condensed consolidated financial statements.
Consolidated Contractual Commitments and Contingencies
Other than certain debt transactions as described above, there have been no material changes to our contractual commitments and contingencies as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
Consolidated Off-Balance Sheet Arrangements
We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” and Note 6, “Financial Instruments," to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of June 30, 2017, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $862 million, $173 million and $1.6 billion, respectively. However, as of June 30, 2017, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 39% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 61% of the change in fair value.
Foreign Currency Exchange Rate Risk
Our predominant exposure to foreign currency exchange rate risk is related to our Automotive segment and the sensitivities to movements in the foreign currency exchange rate between the Euro and U.S. Dollar.
Automotive
Federal-Mogul issued notes in the amount €1,065 million during the six months ended June 30, 2017. Federal-Moguls has designated €753 million of these notes as a net investment hedge in certain foreign subsidiaries and affiliates of Federal-Mogul. As such, an adverse change in foreign currency exchange rates will have no effect on earnings. For the portion of the debt not designated as a net investment hedge, Federal-Mogul has other natural hedges in place that will offset any adverse change in foreign currency exchange rates. A 10% adverse change in foreign currency exchange rates between the Euro and U.S. Dollar as of June 30, 2017 would increase the amount of cash required to settle the Euro Notes by approximately $122 million.

Item 4. Controls and Procedures.
As of June 30, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
There were no material changes to our risk factors during the six months ended June 30, 2017 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Date: August 8, 2017

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Peter Reck
Peter Reck, Chief Accounting Officer

Date: August 8, 2017