Form 10-Q
period 2017-09-30
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2017-11-03
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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
Icahn Enterprises L.P. Yes ☐ No ☒          Icahn Enterprises Holdings L.P. Yes ☐ No ☒

As of November 3, 2017, there were 169,083,315 of Icahn Enterprises' depositary units outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Cash and cash equivalents	$2,038	$1,833
Cash held at consolidated affiliated partnerships and restricted cash	999	804
Investments	9,748	9,881
Due from brokers	1,006	1,482
Accounts receivable, net	1,853	1,609
Inventories, net	3,256	2,983
Property, plant and equipment, net	9,631	10,122
Goodwill	1,199	1,136
Intangible assets, net	1,072	1,116
Assets held for sale	410	1,366
Other assets	1,605	1,039
Total Assets	$32,817	$33,371
LIABILITIES AND EQUITY
Accounts payable	$2,093	$1,765
Accrued expenses and other liabilities	3,566	3,034
Deferred tax liability	1,678	1,613
Securities sold, not yet purchased, at fair value	1,258	1,139
Due to brokers	603	3,725
Post-retirement benefit liability	1,210	1,180
Liabilities held for sale	13	1,779
Debt	11,198	11,119
Total liabilities	21,619	25,354

Commitments and contingencies (Note 16)

Equity:
Limited partners: Depositary units: 169,083,315 units issued and outstanding at September 30, 2017 and 144,741,149 units issued and outstanding at December 31, 2016	5,026	2,448
General partner	(242)	(294)
Equity attributable to Icahn Enterprises	4,784	2,154
Equity attributable to non-controlling interests	6,414	5,863
Total equity	11,198	8,017
Total Liabilities and Equity	$32,817	$33,371

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:	(Unaudited)
Net sales	$4,292	$3,904	$12,893	$11,546
Other revenues from operations	427	537	1,389	1,506
Net income (loss) from investment activities	420	418	604	(826)
Interest and dividend income	37	27	99	97
Gain (loss) on disposition of assets, net	446	(1)	1,966	10
Other income, net	58	14	60	43
	5,680	4,899	17,011	12,376
Expenses:
Cost of goods sold	3,679	3,378	11,094	9,949
Other expenses from operations	254	342	786	902
Selling, general and administrative	633	603	1,883	1,736
Restructuring, net	5	8	14	29
Impairment	5	93	82	670
Interest expense	207	222	648	665
	4,783	4,646	14,507	13,951
Income (loss) before income tax expense	897	253	2,504	(1,575)
Income tax expense	(68)	(15)	(110)	(81)
Net income (loss)	829	238	2,394	(1,656)
Less: net income (loss) attributable to non-controlling interests	232	254	262	(734)
Net income (loss) attributable to Icahn Enterprises	$597	$(16)	$2,132	$(922)

Net income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$586	$(16)	$2,090	$(904)
General partner	11	—	42	(18)
	$597	$(16)	$2,132	$(922)

Basic and diluted income (loss) per LP unit	$3.53	$(0.12)	$13.23	$(6.70)
Basic and diluted weighted average LP units outstanding	166	139	158	135
Cash distributions declared per LP unit	$1.50	$1.50	$4.50	$4.50

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Net income (loss)	$829	$238	$2,394	$(1,656)
Other comprehensive income (loss), net of tax:
Post-employment benefits	7	7	17	17
Hedge instruments	(4)	1	(1)	2
Translation adjustments and other	(1)	3	107	(10)
Other comprehensive income, net of tax	2	11	123	9
Comprehensive income (loss)	831	249	2,517	(1,647)
Less: Comprehensive income (loss) attributable to non-controlling interests	235	257	274	(727)
Comprehensive income (loss) attributable to Icahn Enterprises	$596	$(8)	$2,243	$(920)

Comprehensive income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$584	$(8)	$2,198	$(902)
General partner	12	—	45	(18)
	$596	$(8)	$2,243	$(920)

Accumulated other comprehensive loss was $1,461 million and $1,584 million at September 30, 2017 and December 31, 2016, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	$(294)	$2,448	$2,154	$5,863	$8,017
Net income	42	2,090	2,132	262	2,394
Other comprehensive income	3	108	111	12	123
Partnership distributions	(1)	(60)	(61)	—	(61)
Partnership contributions	12	600	612	—	612
Investment segment contributions	—	—	—	600	600
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(38)	(38)
Cumulative effect adjustment from adoption of accounting principle	(1)	(46)	(47)	—	(47)
Changes in subsidiary equity and other	(3)	(114)	(117)	(285)	(402)
Balance, September 30, 2017	$(242)	$5,026	$4,784	$6,414	$11,198

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	$(257)	$4,244	$3,987	$6,046	$10,033
Net loss	(18)	(904)	(922)	(734)	(1,656)
Other comprehensive income	—	2	2	7	9
Partnership distributions	(2)	(79)	(81)	—	(81)
Partnership contributions	1	—	1	—	1
Investment segment contributions	—	—	—	505	505
Investment segment distributions	—	—	—	(7)	(7)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(74)	(74)
LP Unit issuance	—	35	35	—	35
Changes in subsidiary equity and other	(11)	(523)	(534)	567	33
Balance, September 30, 2016	$(287)	$2,775	$2,488	$6,310	$8,798

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,394	$(1,656)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net gain from securities transactions	(1,852)	(257)
Purchases of securities	(704)	(1,440)
Proceeds from sales of securities	2,292	6,863
Purchases to cover securities sold, not yet purchased	(692)	(227)
Proceeds from securities sold, not yet purchased	1,222	589
Changes in receivables and payables relating to securities transactions	(2,702)	(5,087)
Gain on disposition of assets, net	(1,966)	(10)
Depreciation and amortization	759	753
Impairment	82	670
Equity earnings from non-consolidated affiliates	(53)	(48)
Deferred taxes	7	—
Other, net	24	80
Changes in cash held at consolidated affiliated partnerships and restricted cash	(196)	583
Changes in other operating assets and liabilities	276	509
Net cash (used in) provided by operating activities	(1,109)	1,322
Cash flows from investing activities:
Capital expenditures	(692)	(615)
Acquisition of businesses, net of cash acquired	(105)	(1,045)
Purchase of additional interests in consolidated subsidiaries	(349)	(2)
Proceeds from disposition of assets	1,461	20
Purchases of investments	(5)	(97)
Proceeds from sale of investments	11	66
Other, net	13	6
Net cash provided by (used in) investing activities	334	(1,667)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	600	505
Investment segment distributions to non-controlling interests	—	(7)
Partnership contributions	612	1
Partnership distributions	(61)	(81)
Dividends and distributions to non-controlling interests in subsidiaries	(38)	(74)
Proceeds from Holding Company senior unsecured notes	1,190	—
Repayments of Holding Company senior unsecured notes	(1,175)	—
Proceeds from subsidiary borrowings	2,369	1,905
Repayments of subsidiary borrowings	(2,606)	(1,959)
Other, net	(33)	(11)
Net cash provided by financing activities	858	279
Effect of exchange rate changes on cash and cash equivalents	5	(22)
Add back decrease in cash of assets held for sale	117	12
Net increase (decrease) in cash and cash equivalents	205	(76)
Cash and cash equivalents, beginning of period	1,833	2,078
Cash and cash equivalents, end of period	$2,038	$2,002
See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Cash and cash equivalents	$2,038	$1,833
Cash held at consolidated affiliated partnerships and restricted cash	999	804
Investments	9,748	9,881
Due from brokers	1,006	1,482
Accounts receivable, net	1,853	1,609
Inventories, net	3,256	2,983
Property, plant and equipment, net	9,631	10,122
Goodwill	1,199	1,136
Intangible assets, net	1,072	1,116
Assets held for sale	410	1,366
Other assets	1,635	1,067
Total Assets	$32,847	$33,399
LIABILITIES AND EQUITY
Accounts payable	$2,093	$1,765
Accrued expenses and other liabilities	3,566	3,034
Deferred tax liability	1,678	1,613
Securities sold, not yet purchased, at fair value	1,258	1,139
Due to brokers	603	3,725
Post-retirement benefit liability	1,210	1,180
Liabilities held for sale	13	1,779
Debt	11,202	11,122
Total liabilities	21,623	25,357

Commitments and contingencies (Note 16)

Equity:
Limited partner	5,101	2,496
General partner	(291)	(317)
Equity attributable to Icahn Enterprises Holdings	4,810	2,179
Equity attributable to non-controlling interests	6,414	5,863
Total equity	11,224	8,042
Total Liabilities and Equity	$32,847	$33,399

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:	(Unaudited)
Net sales	$4,292	$3,904	$12,893	$11,546
Other revenues from operations	427	537	1,389	1,506
Net income (loss) from investment activities	420	418	604	(826)
Interest and dividend income	37	27	99	97
Gain on disposition of assets, net	446	(1)	1,966	10
Other income, net	58	14	60	43
	5,680	4,899	17,011	12,376
Expenses:
Cost of goods sold	3,679	3,378	11,094	9,949
Other expenses from operations	254	342	786	902
Selling, general and administrative	633	603	1,883	1,736
Restructuring, net	5	8	14	29
Impairment	5	93	82	670
Interest expense	207	222	647	664
	4,783	4,646	14,506	13,950
Income (loss) before income tax expense	897	253	2,505	(1,574)
Income tax expense	(68)	(15)	(110)	(81)
Net income (loss)	829	238	2,395	(1,655)
Less: net income (loss) attributable to non-controlling interests	232	254	262	(734)
Net income (loss) attributable to Icahn Enterprises Holdings	$597	$(16)	$2,133	$(921)

Net income (loss) attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$591	$(16)	$2,112	$(912)
General partner	6	—	21	(9)
	$597	$(16)	$2,133	$(921)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Net income (loss)	$829	$238	$2,395	$(1,655)
Other comprehensive income (loss), net of tax:
Post-employment benefits	7	7	17	17
Hedge instruments	(4)	1	(1)	2
Translation adjustments and other	(1)	3	107	(10)
Other comprehensive income, net of tax	2	11	123	9
Comprehensive income (loss)	831	249	2,518	(1,646)
Less: Comprehensive income (loss) attributable to non-controlling interests	235	257	274	(727)
Comprehensive income (loss) attributable to Icahn Enterprises Holdings	$596	$(8)	$2,244	$(919)

Comprehensive income (loss) attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$590	$(8)	$2,222	$(910)
General partner	6	—	22	(9)
	$596	$(8)	$2,244	$(919)

Accumulated other comprehensive loss was $1,461 million and $1,584 million at September 30, 2017 and December 31, 2016, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	$(317)	$2,496	$2,179	$5,863	$8,042
Net income	21	2,112	2,133	262	2,395
Other comprehensive income	1	110	111	12	123
Partnership distributions	(1)	(60)	(61)	—	(61)
Partnership contribution	6	606	612	—	612
Investment segment contributions	—	—	—	600	600
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(38)	(38)
Cumulative effect adjustment from adoption of accounting principle	—	(47)	(47)	—	(47)
Changes in subsidiary equity and other	(1)	(116)	(117)	(285)	(402)
Balance, September 30, 2017	$(291)	$5,101	$4,810	$6,414	$11,224

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	$(299)	$4,310	$4,011	$6,046	$10,057
Net loss	(9)	(912)	(921)	(734)	(1,655)
Other comprehensive income	—	2	2	7	9
Partnership distributions	(1)	(80)	(81)	—	(81)
Partnership contributions	1	—	1	—	1
Investment segment contributions	—	—	—	505	505
Investment segment distributions	—	—	—	(7)	(7)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(74)	(74)
LP Unit issuance	—	35	35	—	35
Changes in subsidiary equity and other	(6)	(528)	(534)	567	33
Balance, September 30, 2016	$(314)	$2,827	$2,513	$6,310	$8,823

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,395	$(1,655)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net gain from securities transactions	(1,852)	(257)
Purchases of securities	(704)	(1,440)
Proceeds from sales of securities	2,292	6,863
Purchases to cover securities sold, not yet purchased	(692)	(227)
Proceeds from securities sold, not yet purchased	1,222	589
Changes in receivables and payables relating to securities transactions	(2,702)	(5,087)
Gain on disposition of assets, net	(1,966)	(10)
Depreciation and amortization	758	752
Impairment	82	670
Equity earnings from non-consolidated affiliates	(53)	(48)
Deferred taxes	7	—
Other, net	24	80
Changes in cash held at consolidated affiliated partnerships and restricted cash	(196)	583
Changes in other operating assets and liabilities	276	509
Net cash (used in) provided by operating activities	(1,109)	1,322
Cash flows from investing activities:
Capital expenditures	(692)	(615)
Acquisition of businesses, net of cash acquired	(105)	(1,045)
Purchase of additional interests in consolidated subsidiaries	(349)	(2)
Proceeds from disposition of assets	1,461	20
Purchases of investments	(5)	(97)
Proceeds from sale of investments	11	66
Other, net	13	6
Net cash provided by (used in) investing activities	334	(1,667)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	600	505
Investment segment distributions to non-controlling interests	—	(7)
Partnership contributions	612	1
Partnership distributions	(61)	(81)
Dividends and distributions to non-controlling interests in subsidiaries	(38)	(74)
Proceeds from Holding Company senior unsecured notes	1,190	—
Repayments of Holding Company senior unsecured notes	(1,175)	—
Proceeds from subsidiary borrowings	2,369	1,905
Repayments of subsidiary borrowings	(2,606)	(1,959)
Other, net	(33)	(11)
Net cash provided by financing activities	858	279
Effect of exchange rate changes on cash and cash equivalents	5	(22)
Add back decrease in cash of assets held for sale	117	12
Net increase (decrease) in cash and cash equivalents	205	(76)
Cash and cash equivalents, beginning of period	1,833	2,078
Cash and cash equivalents, end of period	$2,038	$2,002
See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business.
Overview
Icahn Enterprises L.P. ("Icahn Enterprises") owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. ("Icahn Enterprises Holdings"). Icahn Enterprises G.P. Inc. ("Icahn Enterprises GP"), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2017. Icahn Enterprises Holdings and its subsidiaries own substantially all of the assets and liabilities of Icahn Enterprises and conduct substantially all of its operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to allocations of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises, as well as due to the carrying amount of deferred financing costs related to our senior unsecured notes. In addition to the above, Mr. Icahn and his affiliates owned approximately 90.8% of Icahn Enterprises' outstanding depositary units as of September 30, 2017.
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
Investment
Our Investment segment is comprised of various private investment funds ("Investment Funds") in which we have general partner interests and through which we invest our proprietary capital. We and certain of Mr. Icahn's wholly owned affiliates are the only investors in the Investment Funds. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $2.9 billion and $1.7 billion as of September 30, 2017 and December 31, 2016, respectively.
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
Energy
We conduct our Energy segment through our majority ownership in CVR Energy, Inc. ("CVR Energy"). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining L.P. ("CVR Refining") and CVR Partners L.P. ("CVR Partners"), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. As of September 30, 2017, CVR Energy owned 100% of each of the general partners of CVR Refining and CVR Partners and approximately 66% and 34% of the common units of CVR Refining and CVR Partners, respectively.
As of September 30, 2017, we owned approximately 82.0% of the total outstanding common stock of CVR Energy. In addition, as of September 30, 2017, we directly owned approximately 3.9% of the total outstanding common units of CVR Refining.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Railcar
We conduct our Railcar segment through our majority ownership in American Railcar Industries, Inc. ("ARI") and, prior to June 1, 2017, our wholly owned subsidiary American Railcar Leasing, LLC ("ARL"). As of September 30, 2017, we owned approximately 62.2% of the total outstanding common stock of ARI. As discussed below, we sold ARL, along with a majority of its railcar lease fleet, on June 1, 2017. As of September 30, 2017, through a wholly owned subsidiary of ours, we continued to own 4,551 remaining railcars previously owned by ARL.
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
On December 19, 2016, Icahn Enterprises entered into a definitive agreement to sell ARL to SMBC Rail Services, LLC ("SMBC Rail"), a wholly owned subsidiary of Sumitomo Mitsui Banking Corporation, for cash based on (i) a value of approximately $2.8 billion (subject to certain adjustments) and (ii) a fleet of approximately 29,000 railcars (the "ARL Initial Sale"). The ARL Initial Sale closed on June 1, 2017. After repaying, or assigning to SMBC Rail, applicable indebtedness of ARL, we received cash consideration of approximately $1.3 billion in connection with the ARL Initial Sale, resulting in a pretax gain on disposition of assets for our Railcar segment of approximately $1.5 billion. For a period of three years after the closing of the ARL Initial Sale, and upon satisfaction of certain conditions, we have an option to sell, and SMBC Rail has an option to buy, the 4,551 remaining railcars owned by a wholly owned subsidiary of ours. The majority of these remaining railcars were sold subsequent to September 30, 2017.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana Entertainment Inc. ("Tropicana") and our wholly owned subsidiary Trump Entertainment Resorts Inc. ("TER"), which we acquired out of bankruptcy in 2016. During August 2017, we increased our ownership in Tropicana from 72.5% to 83.9% through a tender offer for additional shares of Tropicana common stock not already owned by us for an aggregate purchase price of $95 million. In addition, Tropicana repurchased and retired shares of its common stock in connection with this tender offer for an aggregate purchase price of $36 million.
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
Metals
We conduct our Metals segment through our indirect wholly owned subsidiary, PSC Metals, Inc. (“PSC Metals”). PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers.
Mining
We conduct our Mining segment through our majority ownership in Ferrous Resources Ltd. ("Ferrous Resources"). As of September 30, 2017, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources. Ferrous Resources acquired certain rights to iron ore mineral resources in Brazil and develops mining operations and related infrastructure to produce and sell iron ore products to the global steel industry.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). As of September 30, 2017, we owned approximately 74.6% of the total outstanding common stock of Viskase. Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products.

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
In August 2017, our Real Estate segment sold a development property in Las Vegas, Nevada for $600 million, resulting in a pretax gain on disposition of assets of $456 million. The transaction included cash proceeds from the sale of $225 million and two tranches of seller financing totaling $375 million (including a $345 million first-lien mortgage and a $30 million second-lien mortgage), which is included in other assets in our condensed consolidated balance sheet as of September 30, 2017.
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
Principles of Consolidation
As of September 30, 2017, our condensed consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to variable interest entities ("VIEs") in which we are the primary beneficiary. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights, which are the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners, held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs.
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
Energy
CVR Refining and CVR Partners are each considered VIEs because each of these limited partnerships lack both substantive kick-out and participating rights. In addition, CVR Energy also concluded that, based upon its general partner's roles and rights in CVR Refining and CVR Partners as afforded by their respective partnership agreements, coupled with its exposure to losses and benefits in each of CVR Refining and CVR Partners through its significant limited partner interests, intercompany credit facilities and services agreements, it is the primary beneficiary of both CVR Refining and CVR Partners. Based upon this evaluation, CVR Energy continues to consolidate both CVR Refining and CVR Partners.
The following table includes balances of assets and liabilities of VIE's included in Icahn Enterprises Holdings' condensed consolidated balance sheets.

	September 30, 2017	December 31, 2016
	(in millions)
Cash and cash equivalents	$630	$370
Cash held at consolidated affiliated partnerships and restricted cash	951	752
Investments	9,022	9,219
Due from brokers	1,006	1,482
Property, plant and equipment, net	3,215	3,331
Inventories	340	349
Intangible assets, net	303	318
Other assets	69	110
Accounts payable, accrued expenses and other liabilities	2,302	1,769
Securities sold, not yet purchased, at fair value	1,258	1,139
Due to brokers	603	3,725
Debt	1,166	1,165
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
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of September 30, 2017 was approximately $11.2 billion and $11.5 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2016 was approximately $11.1 billion and $11.2 billion, respectively.
Restricted Cash
Our restricted cash balance was $866 million and $686 million as of September 30, 2017 and December 31, 2016, respectively.
Accounts Receivable, net
Transfers of receivables relate primarily to our Automotive segment. Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Canada and the United States are party to accounts receivable factoring and securitization facilities. Gross

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

accounts receivable transferred under these facilities were $607 million and $487 million as of September 30, 2017 and December 31, 2016, respectively. Of those gross amounts, $600 million and $485 million, respectively, qualify as sales in accordance with U.S. GAAP. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the condensed consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of September 30, 2017 and December 31, 2016, Federal-Mogul did not have any undrawn cash related to such transferred receivables.
Proceeds from the transfers of accounts receivable qualifying as sales were $424 million and $311 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $1.3 billion and $1.2 billion for the nine months ended September 30, 2017 and 2016, respectively. Expenses associated with transfers of receivables were $2 million and $2 million for the three months ended September 30, 2017 and 2016, respectively, and $10 million and $9 million for the nine months ended September 30, 2017 and 2016, respectively. Such expenses were recorded in the condensed consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.
Held For Sale
As of December 31, 2016, assets and liabilities held for sale primarily consisted of property plant and equipment and debt, respectively, and related primarily to our pending ARL Initial Sale as of December 31, 2016. On June 1, 2017, we closed on the ARL Initial Sale and disposed of such assets and liabilities previously classified as held for sale.
During 2017, we identified additional assets and liabilities that meet the criteria to be classified as held for sale. As of September 30, 2017, assets held for sale primarily consisted of the remaining railcars previously owned by ARL that we continued to own subsequent to the ARL Initial Sale.
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends FASB ASC Topic 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective beginning with our interim period beginning January 1, 2017. During the first quarter of 2017, the board of directors of the general partner of Icahn Enterprises unanimously approved and adopted the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the "2017 Incentive Plan"), which became effective during the first quarter of 2017 subject to the approval by holders of a majority of Icahn Enterprises depositary units. The 2017 Incentive Plan permits us to issue depositary units and grant options, restricted units or other unit-based awards to all of our, and our affiliates', employees, consultants, members and partners, as well as the three non-employee directors of our general partner. One million of Icahn Enterprises' depositary units are initially available under the 2017 Incentive Plan. Prior to the adoption of the 2017 Incentive Plan, accounting for unit-based payments did not apply to us. Therefore, the adoption of this guidance in 2017 was the result of the adoption of the 2017 Incentive Plan and which had a minimal impact on our consolidated financial statements.

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
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which amends FASB ASC Topic 350, Intangibles - Goodwill and Other. This ASU simplifies the subsequent measurement of goodwill by eliminating "Step 2" from the goodwill impairment test which, prior to adoption of this ASU, requires comparing the implied fair value of goodwill with its carrying value. By eliminating "Step 2" from the goodwill impairment test, the quantitative analysis of goodwill will result in an impairment loss for the amount that the carrying value of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to the tested reporting unit. While this ASU reduces the complexity and cost of our goodwill impairment tests, it may result in significant differences in the recognition of goodwill impairment. For example, should our reporting units fail "Step 1" of the impairment tests but pass the current "Step 2" impairment tests, we may have more impairments of goodwill under the new guidance. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted beginning for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. We have elected to early adopt this guidance for our interim and annual goodwill impairment tests to be performed on testing dates beginning in 2017. This ASU principally affects our Automotive segment as substantially all of our goodwill balance pertains to our Automotive segment as of September 30, 2017. We did not perform any interim goodwill impairment analysis in 2017 and therefore, the adoption of this guidance had no impact on our consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 and 2017 to FASB ASC Topic 606 that include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. We have developed an implementation plan to adopt this new ASU. We will adopt these new standards on January 1, 2018 using the modified retrospective application method which will require a cumulative effect adjustment recognized in equity at such date. No adjustment to revenue for periods prior to adoption will be required. To date, we have not identified any material differences in our existing revenue recognition methods that would require modification under the new standards. Additionally, although we anticipate our internal controls to be modified as necessary, we do not anticipate our internal control framework to materially change as a result of the adoption of these new standards. The assessment of the impact of this new standard on our business processes, business and accounting systems, and consolidated financial statements and related disclosures will continue as we proceed with the design and implementation phases of the plan.
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
In August 2017, the FASB issued ASU 2017-12, Targeting Improvements to Accounting for Hedging Activities, which amends FASB ASC Topic 815, Derivatives and Hedging. This ASU includes amendments to existing guidance to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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
Investment
During the nine months ended September 30, 2017 and 2016, Mr. Icahn and his affiliates (excluding us) invested $600 million and $498 million, respectively, in the Investment Funds, net of redemptions. As of September 30, 2017 and December 31, 2016, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.6 billion and $3.7 billion, respectively, representing approximately 61% and 69% of the Investment Funds' assets under management as of each respective date.
We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended September 30, 2017 and 2016, $2 million and $21 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement and for the nine months ended September 30, 2017 and 2016, such allocation was $7 million and $28 million, respectively.
Automotive
As discussed in Note 4, "Investments and Related Matters," the Investment Funds have an investment in the common stock of Hertz Global Holdings, Inc. ("Hertz") measured at fair value that would have otherwise been subject to the equity method of accounting beginning in the fourth quarter of 2016. Pep Boys provides services to Hertz in the ordinary course of business. For the three and nine months ended September 30, 2017, revenue from Hertz was $5 million and $10 million, respectively. Additionally, Federal-Mogul had payments to Hertz in the ordinary course of business of $2 million for the nine months ended September 30, 2017.
Railcar
ARL
On February 29, 2016, Icahn Enterprises entered into a contribution agreement with an affiliate of Mr. Icahn to acquire the remaining 25% economic interest in ARL not already owned by us. Pursuant to this contribution agreement, we contributed 685,367 newly issued depositary units of Icahn Enterprises to such affiliate in exchange for the remaining 25% economic interest in ARL. As a result of the transaction, we owned a 100% economic interest in ARL. This transaction was authorized by the independent committee of the board of directors of the general partner of Icahn Enterprises. The independent committee was advised by independent counsel and retained an independent financial advisor which rendered a fairness opinion.
Transactions with ACF
Our Railcar segment has certain transactions with ACF Industries LLC ("ACF"), an affiliate of Mr. Icahn, under various agreements, as well as on a purchase order basis. ACF is a manufacturer and fabricator of specialty railcar parts and miscellaneous steel products. Agreements and transactions with ACF include the following:
•Railcar component purchases from ACF
•Railcar parts purchases from and sales to ACF
•Railcar purchasing and engineering services agreement with ACF
•Lease of certain intellectual property to ACF
•Railcar repair services and support for ACF
•Railcar purchases from ACF (prior to June 1, 2017)
Purchases from ACF were $1 million and $4 million for the three and nine months ended September 30, 2017, respectively, and $2 million and $4 million for the three and nine months ended September 30, 2016, respectively. For each of the three and nine months ended September 30, 2017 and 2016, revenues from ACF were not material.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Insight Portfolio Group LLC
Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises Holdings has a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of ours, including Federal-Mogul, CVR Energy, PSC Metals, ARI, ARL (prior to June 1, 2017), Tropicana, Viskase and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also have minority equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. For each of the three months ended September 30, 2017 and 2016, we and certain of our subsidiaries paid certain of Insight Portfolio Group's operating expenses of less than $1 million. For each of the nine months ended September 30, 2017 and 2016, we and certain of our subsidiaries paid $2 million in respect to certain of Insight Portfolio Group's operating expenses.

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

	September 30, 2017	December 31, 2016
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$867	$963
Consumer, non-cyclical	2,459	2,677
Energy	1,178	1,278
Financial	2,111	2,385
Technology	908	911
Other	1,020	809
	8,543	9,023

Corporate debt securities	473	190
	$9,016	$9,213
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$219	$—
Consumer, cyclical	798	968
Energy	94	19
Industrial	102	100
	1,213	1,087

Corporate debt securities	45	52
	$1,258	$1,139

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The portion of trading gains that relates to trading securities still held by our Investment segment was $635 million and $754 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $1.2 billion and $626 million for the nine months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, the Investment Funds owned approximately 28.0% of the outstanding common stock of Hertz. Beginning in the fourth quarter of 2016, this investment would have become subject to the equity method of accounting however, our Investment segment elected to continue to apply the fair value option to this investment. Our Investment segment recorded net gains of $254 million and $19 million for the three and nine months ended September 30, 2017, respectively, with respect to its investment in Hertz. As of September 30, 2017 and December 31, 2016, the aggregate fair value of our Investment segment's investment in Hertz was $524 million and $505 million, respectively.
The Investment Funds also owned approximately 21.0% of the outstanding common stock of Herbalife Ltd. ("Herbalife") as of September 30, 2017. Beginning in the third quarter of 2016, this investment would have become subject to the equity method of accounting, after considering additional ownership in Herbalife by an affiliate of Mr. Icahn as well as the collective representation on the board of directors of Herbalife, however, our Investment segment elected to continue to apply the fair value option to this investment. Our Investment segment recorded net (losses) gains of $(64) million and $359 million for the three and nine months ended September 30, 2017, respectively, with respect to its investment in Herbalife, and for the three and nine months ended September 30, 2016, such gains were $52 million and $119 million, respectively. As of September 30, 2017 and December 31, 2016, the aggregate fair value of our Investment segment's investment in Herbalife was approximately $1.2 billion and $867 million, respectively.
Other Segments
With the exception of certain equity method investments at our operating subsidiaries disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Equity method investments	$332	$302
Other investments (measured at fair value)	400	366
	$732	$668

5.	Fair Value Measurements.
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
Assets Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments (Note 4)	$8,544	$587	$265	$9,396	$9,033	$306	$212	$9,551
Derivative contracts, at fair value (Note 6)(1)	9	1	—	10	—	23	—	23
	$8,553	$588	$265	$9,406	$9,033	$329	$212	$9,574
Liabilities
Securities sold, not yet purchased (Note 4)	$1,213	$45	$—	$1,258	$1,087	$52	$—	$1,139
Other liabilities	—	127	—	127	—	187	—	187
Derivative contracts, at fair value (Note 6)(2)	—	1,683	—	1,683	—	1,139	—	1,139
	$1,213	$1,855	$—	$3,068	$1,087	$1,378	$—	$2,465

(1)	Amounts are classified within other assets in our condensed consolidated balance sheets.

(2)	Amounts are classified within accrued expenses and other liabilities in our condensed consolidated balance sheets.

Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Balance at January 1	$212	$283
Net realized and unrealized gains(1)	51	10
Purchases	5	50
Transfers out	(6)	(127)
Transfers in	3	6
Balance at September 30	$265	$222
(1) Includes net unrealized gains (losses) of $51 million and $(6) million for the nine months ended September 30, 2017 and 2016, respectively, relating to investments still held at September 30 of each respective period and which are included in net gain (loss) from investment activities in the condensed consolidated statements of operations.
Transfers out of Level 3 during the nine months ended September 30, 2016 primarily relates to our previously held corporate debt investment in TER of $126 million. The investment was transferred out of Level 3 following TER's emergence from bankruptcy on February 26, 2016 and subsequently becoming a wholly owned consolidated subsidiary of ours upon the extinguishment of their debt and its conversion to equity in TER. Purchases during the nine months ended September 30, 2016 relates to an increase in a certain investment classified as trading securities which is considered a Level 3 investment due to unobservable market data and is measured at fair value on a recurring basis. We determined the fair value of this investment

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

using the Black-Scholes option pricing model and other valuation techniques. As of September 30, 2017 and December 31, 2016, the fair value of this investment was $258 million and $207 million, respectively.
Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
Certain assets measured at fair value using Level 3 inputs on a nonrecurring basis have been impaired. During the three months ended September 30, 2016, we recorded impairment charges of $79 million relating to property, plant and equipment. During the nine months ended September 30, 2017 and 2016, we recorded impairment charges of $2 million and $82 million, respectively, relating to property, plant and equipment. We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize. In addition, during the nine months ended September 30, 2017, we recorded a loss of $6 million from marking inventory down to net realizable value at our Automotive segment. Additionally, in connection with our reclassification of certain assets from held and used to assets held for sale at our Railcar and Automotive segments, we recorded aggregate impairment charges of $6 million and $74 million for the three and nine months ended September 30, 2017, which represents the difference between the carrying value and fair value less cost to sell of such assets.
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
Credit concentrations may arise from investment activities and may be impacted by changes in economic, industry or political factors. The Investment Funds routinely execute transactions with counterparties in the financial services industry, resulting in credit concentration with respect to the financial services industry. In the ordinary course of business, the Investment Funds may also be subject to a concentration of credit risk to a particular counterparty. The Investment Funds seek to mitigate these risks by actively monitoring exposures, collateral requirements and the creditworthiness of its counterparties.
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
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position at September 30, 2017 and December 31, 2016 was $7 million and $39 million, respectively.
Automotive
Federal-Mogul is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Federal-Mogul aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures not offset within its operations, Federal-Mogul enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Federal-Mogul assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy.
Energy
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the condensed consolidated balance sheets with changes in fair value currently recognized in the condensed consolidated statements of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At September 30, 2017 and December 31, 2016, CVR Refining had open commodity swap instruments consisting of 16.2 million and 4.0 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production.
Consolidated Derivative Information
Certain derivative contracts executed by the Investment Funds with a single counterparty, by our Automotive segment with a single counterparty or by our Energy segment with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts, are reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported in either other assets or accrued expenses and other liabilities in our condensed consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments in accordance with U.S GAAP:

Derivatives Not Designated as Hedging Instruments	Asset Derivatives(1)		Liability Derivatives(2)
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(in millions)
Equity contracts	$21	$15	$1,676	$1,104
Credit contracts	—	17	7	39
Commodity contracts	5	2	17	11
Sub-total	26	34	1,700	1,154
Netting across contract types(3)	(17)	(15)	(17)	(15)
Total(3)	$9	$19	$1,683	$1,139

(1)	Net asset derivatives are located within other assets in our condensed consolidated balance sheets.

(2)	Net liability derivatives are located within accrued expenses and other liabilities in our condensed consolidated balance sheets.

(3)
Excludes netting of cash collateral received and posted. The total collateral posted at September 30, 2017 and December 31, 2016 was $818 million and $634 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash on the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
Derivatives Not Designated as Hedging Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Equity contracts	$(350)	$(448)	$(1,185)	$(1,106)
Foreign exchange contracts	—	(7)	—	(21)
Credit contracts	(15)	(44)	(32)	87
Interest rate contracts	—	—	—	(12)
Commodity contracts	(20)	32	(36)	(36)
	$(385)	$(467)	$(1,253)	$(1,088)

(1)
Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments.

The volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, is as follows:

	September 30, 2017		December 31, 2016
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Equity contracts	$183	$12,376	$112	$14,094
Credit contracts(1)	—	326	202	472
Commodity contracts	20	1,247	16	754

(1)
The short notional amount on our credit default swap positions was approximately $1.9 billion and $2.6 billion as of September 30, 2017 and December 31, 2016, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $326 million and $472 million as of September 30, 2017 and December 31, 2016, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Non-Derivative Instruments Designated as Hedging Instruments
As of September 30, 2017, Federal-Mogul has foreign currency denominated debt, of which $890 million is designated as a net investment hedge in certain foreign subsidiaries and affiliates of Federal-Mogul. Changes to its carrying value are included in other comprehensive loss as translation adjustments and other. These debt instruments are discussed further in Note 9, “Debt.” The amount recognized in accumulated other comprehensive loss for the three and nine months ended September 30, 2017 was a loss of $25 million and $71 million, respectively.

7.	Inventories, Net.
Inventories, net consists of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Raw materials	$523	$483
Work in process	343	299
Finished goods	2,390	2,201
	$3,256	$2,983

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,723	$(537)	$1,186	$1,662	$(537)	$1,125
Railcar	7	—	7	7	—	7
Food Packaging	6	—	6	4	—	4
	$1,736	$(537)	$1,199	$1,673	$(537)	$1,136

Intangible assets, net consists of the following:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$1,082	$(521)	$561	$1,059	$(471)	$588
Developed technology	143	(114)	29	142	(104)	38
In-place leases	121	(90)	31	121	(83)	38
Gasification technology license	60	(13)	47	60	(11)	49
Other	90	(30)	60	84	(23)	61
	$1,496	$(768)	$728	$1,466	$(692)	$774
Indefinite-lived intangible assets:
Trademarks and brand names			$307			$305
Gaming licenses			37			37
			344			342
Intangible assets, net			$1,072			$1,116

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Amortization expense associated with definite-lived intangible assets was $26 million and $23 million for the three months ended September 30, 2017 and 2016, respectively, and $75 million and $72 million for the nine months ended September 30, 2017 and 2016, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
Acquisitions
Acquisitions during the three and nine months ended September 30, 2017 were not material individually or in the aggregate. As a result of certain acquisitions, our Automotive and Food Packaging segments allocated $47 million and $2 million, respectively, to goodwill during the nine months ended September 30, 2017. In addition, our Food Packaging segment allocated $25 million to definite-lived intangible assets amortized over a weighted average of 12 to 20 years. The purchase price allocations for the above acquisitions are not all final and are subject to change.
Impairment of Goodwill
We perform the annual goodwill impairment test for our Energy segment as of April 30 of each year, or more frequently if impairment indicators exist. During the first quarter of 2016, due to worsening sales trends for our Energy segment's petroleum reporting unit, we performed an interim goodwill impairment analysis. Based on this analysis, our Energy segment recognized a goodwill impairment charge of $574 million, which represented the full amount of the remaining goodwill allocated to the petroleum reporting unit as well as the Energy segment.

9.	Debt.
Refer to Note 12, "Segment Reporting," for debt balances for each of our segments and our Holding Company. Except for those described below, there were no other significant changes to our consolidated debt during the nine months ended September 30, 2017 as compared to that reported in our Annual Report on Form 10-K for the year ended December 31, 2016. Additionally, where applicable, we or our subsidiaries were in compliance with all covenants for their respective debt instruments as of September 30, 2017 and December 31, 2016.
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
As of September 30, 2017, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness.
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
Federal-Mogul recognized an aggregate $4 million loss on the extinguishment of debt for the nine months ended September 30, 2017 for the write-off of prior debt issuance costs and original issue discounts related to the tranche B and tranche C term loans discussed above.

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
Components of net periodic benefit cost for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Service cost	$4	$5	$—	$—
Interest cost	16	17	4	3
Expected return on plan assets	(15)	(14)	—	—
Amortization of actuarial losses	9	6	—	1
Amortization of prior service credit	—	—	(2)	(1)
	$14	$14	$2	$3

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Service cost	$13	$13	$—	$—
Interest cost	47	51	9	9
Expected return on plan assets	(43)	(43)	—	—
Amortization of actuarial losses	20	17	—	2
Amortization of prior service credit	—	—	(3)	(3)
	$37	$38	$6	$8

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Net Income Per LP Unit.
The following table sets forth the allocation of net income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income (loss) per LP unit of Icahn Enterprises:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except per unit data)
Net income (loss) attributable to Icahn Enterprises	$597	$(16)	$2,132	$(922)
Net income (loss) attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$586	$(16)	$2,090	$(904)

Basic and diluted income (loss) per LP unit	$3.53	$(0.12)	$13.23	$(6.70)
Basic and diluted weighted average LP units outstanding	166	139	158	135
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
On August 2, 2017, Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. As a result, on September 15, 2017, Icahn Enterprises distributed an aggregate 4,272,982 depositary units to unit holders electing to receive depositary units in connection with this distribution.
2017 Incentive Plan
During the three and nine months ended September 30, 2017, Icahn Enterprises distributed 2,388 and 5,418 depositary units, respectively, net of payroll withholdings, with respect to certain restricted depositary units that vested during the period in connection with the 2017 Incentive Plan. The aggregate impact of the 2017 Incentive Plan is not material with respect to our condensed consolidated financial statements, including the calculation of potentially dilutive units.

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
Icahn Enterprises' condensed statements of operations by reporting segment for the three and nine months ended September 30, 2017 and 2016 are presented below. Icahn Enterprises Holdings' condensed statements of operations are substantially the same, with immaterial differences relating to our Holding Company's interest expense.

	Three Months Ended September 30, 2017
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$2,493	$1,453	$68	$—	$110	$21	$99	$2	$46	$—	$4,292
Other revenues from operations	—	96	—	66	246	—	—	—	19	—	—	427
Net income from investment activities	386	—	—	—	—	—	—	—	—	—	34	420
Interest and dividend income	27	3	1	1	—	—	—	—	2	—	3	37
Gain (loss) on disposition of assets, net	—	1	(1)	(10)	—	—	—	—	456	—	—	446
Other (loss) income, net	(9)	15	(16)	1	60	(1)	(2)	4	1	—	5	58
	404	2,608	1,437	126	306	109	19	103	480	46	42	5,680
Expenses:
Cost of goods sold	—	2,022	1,356	65	—	105	15	75	2	39	—	3,679
Other expenses from operations	—	107	—	25	109	—	—	—	13	—	—	254
Selling, general and administrative	3	455	35	9	87	5	4	14	2	11	8	633
Restructuring, net	—	4	—	—	—	—	—	1	—	—	—	5
Impairment	—	4	—	1	—	—	—	—	—	—	—	5
Interest expense	42	42	28	5	3	—	2	3	—	—	82	207
	45	2,634	1,419	105	199	110	21	93	17	50	90	4,783
Income (loss) before income tax benefit (expense)	359	(26)	18	21	107	(1)	(2)	10	463	(4)	(48)	897
Income tax benefit (expense)	—	19	(2)	(6)	(27)	2	—	(4)	—	—	(50)	(68)
Net income (loss)	359	(7)	16	15	80	1	(2)	6	463	(4)	(98)	829
Less: net income (loss) attributable to non-controlling interests	221	2	(2)	3	7	—	—	1	—	—	—	232
Net income (loss) attributable to Icahn Enterprises	$138	$(9)	$18	$12	$73	$1	$(2)	$5	$463	$(4)	$(98)	$597

Supplemental information:
Capital expenditures	$—	$113	$23	$30	$30	$1	$10	$6	$7	$2	$—	$222
Depreciation and amortization(1)	$—	$128	$70	$15	$19	$5	$2	$5	$5	$2	$—	$251

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2016
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$2,346	$1,240	$94	$—	$72	$18	$81	$5	$48	$—	$3,904
Other revenues from operations	—	116	—	133	268	—	—	—	20	—	—	537
Net gain (loss) from investment activities	412	—	5	—	—	—	—	—	—	—	1	418
Interest and dividend income	24	—	1	—	—	—	—	—	—	—	2	27
(Loss) gain on disposition of assets, net	—	(1)	(1)	1	—	—	—	—	—	—	—	(1)
Other (loss) income, net	(1)	15	(1)	—	3	—	(1)	(1)	—	—	—	14
	435	2,476	1,244	228	271	72	17	80	25	48	3	4,899
Expenses:
Cost of goods sold	—	1,899	1,195	86	—	78	13	61	4	42	—	3,378
Other expenses from operations	—	122	—	80	127	—	—	—	13	—	—	342
Selling, general and administrative	21	382	35	10	118	4	4	12	4	10	3	603
Restructuring, net	—	7	—	—	—	1	—	—	—	—	—	8
Impairment	—	1	—	—	92	—	—	—	—	—	—	93
Interest expense	52	41	26	22	3	—	2	4	—	—	72	222
	73	2,452	1,256	198	340	83	19	77	21	52	75	4,646
Income (loss) before income tax benefit (expense)	362	24	(12)	30	(69)	(11)	(2)	3	4	(4)	(72)	253
Income tax benefit (expense)	—	9	4	(9)	(14)	5	(1)	(1)	—	—	(8)	(15)
Net income (loss)	362	33	(8)	21	(83)	(6)	(3)	2	4	(4)	(80)	238
Less: net income (loss) attributable to non-controlling interests	251	4	(10)	3	6	—	(1)	1	—	—	—	254
Net income (loss) attributable to Icahn Enterprises	$111	$29	$2	$18	$(89)	$(6)	$(2)	$1	$4	$(4)	$(80)	$(16)

Supplemental information:
Capital expenditures	$—	$98	$23	$42	$15	$1	$7	$5	$—	$3	$—	$194
Depreciation and amortization(1)	$—	$120	$68	$35	$18	$6	$2	$4	$4	$1	$—	$258

	Nine Months Ended September 30, 2017
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$7,488	$4,395	$184	$—	$315	$76	$288	$9	$138	$—	$12,893
Other revenues from operations	—	329	—	320	685	—	—	—	55	—	—	1,389
Net income from investment activities	552	—	—	2	—	—	—	—	—	—	50	604
Interest and dividend income	80	4	1	2	1	—	1	—	2	—	8	99
Gain (loss) on disposition of assets, net	—	4	(2)	1,511	(3)	—	—	—	456	—	—	1,966
Other (loss) income, net	(50)	45	(3)	2	61	(1)	(3)	3	1	—	5	60
	582	7,870	4,391	2,021	744	314	74	291	523	138	63	17,011
Expenses:
Cost of goods sold	—	6,045	4,191	170	—	299	45	218	7	119	—	11,094
Other expenses from operations	—	326	—	107	317	—	—	—	36	—	—	786
Selling, general and administrative	8	1,320	105	38	280	14	12	47	8	30	21	1,883
Restructuring, net	—	11	—	—	—	—	—	3	—	—	—	14
Impairment	—	12	—	68	—	—	—	—	2	—	—	82
Interest expense	134	124	82	39	9	—	5	10	1	—	244	648
	142	7,838	4,378	422	606	313	62	278	54	149	265	14,507
Income (loss) before income tax benefit (expense)	440	32	13	1,599	138	1	12	13	469	(11)	(202)	2,504
Income tax benefit (expense)	—	537	2	(525)	(48)	3	(2)	(5)	—	—	(72)	(110)
Net income (loss)	440	569	15	1,074	90	4	10	8	469	(11)	(274)	2,394
Less: net income (loss) attributable to non-controlling interests	228	8	(7)	11	18	—	2	2	—	—	—	262
Net income (loss) attributable to Icahn Enterprises	$212	$561	$22	$1,063	$72	$4	$8	$6	$469	$(11)	$(274)	$2,132

Supplemental information:
Capital expenditures	$—	$333	$80	$139	$83	$4	$27	$15	$7	$4	$—	$692
Depreciation and amortization(1)	$—	$375	$208	$51	$54	$15	$4	$18	$15	$6	$—	$746

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2016
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$7,140	$3,429	$315	$—	$206	$49	$243	$13	$151	$—	$11,546
Other revenues from operations	—	314	—	398	740	—	—	—	54	—	—	1,506
Net (loss) gain from investment activities	(841)	—	5	—	—	—	—	—	—	—	10	(826)
Interest and dividend income	84	2	1	2	—	—	1	—	—	—	7	97
Gain on disposition of assets, net	—	8	(1)	1	—	1	—	—	1	—	—	10
Other (loss) income, net	(3)	52	(9)	3	3	—	(9)	4	—	1	1	43
	(760)	7,516	3,425	719	743	207	41	247	68	152	18	12,376
Expenses:
Cost of goods sold	—	5,797	3,297	270	—	217	43	185	10	130	—	9,949
Other expenses from operations	—	323	—	186	358	—	—	—	35	—	—	902
Selling, general and administrative	28	1,131	103	32	329	14	12	39	9	28	11	1,736
Restructuring, net	—	28	—	—	—	1	—	—	—	—	—	29
Impairment	—	4	574	—	92	—	—	—	—	—	—	670
Interest expense	184	118	56	66	9	—	5	10	1	—	216	665
	212	7,401	4,030	554	788	232	60	234	55	158	227	13,951
(Loss) income before income tax (expense) benefit	(972)	115	(605)	165	(45)	(25)	(19)	13	13	(6)	(209)	(1,575)
Income tax (expense) benefit	—	(12)	17	(42)	(24)	12	(2)	(5)	—	—	(25)	(81)
Net (loss) income	(972)	103	(588)	123	(69)	(13)	(21)	8	13	(6)	(234)	(1,656)
Less: net (loss) income attributable to non-controlling interests	(526)	18	(259)	25	11	—	(5)	2	—	—	—	(734)
Net (loss) income attributable to Icahn Enterprises	$(446)	$85	$(329)	$98	$(80)	$(13)	$(16)	$6	$13	$(6)	$(234)	$(922)

Supplemental information:
Capital expenditures	$—	$306	$106	$104	$63	$3	$12	$11	$—	$10	$—	$615
Depreciation and amortization(1)	$—	$337	$191	$103	$53	$17	$3	$15	$15	$5	$—	$739

(1)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the amounts of $4 million and $6 million for the three months ended September 30, 2017 and 2016, respectively, and $13 million and $14 million for the nine months ended September 30, 2017 and 2016, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Icahn Enterprises' condensed balance sheets by reporting segment as of September 30, 2017 and December 31, 2016 are presented below. Icahn Enterprises Holdings' condensed balance sheets are substantially the same, with immaterial differences relating to our Holding Company's other assets, debt and equity attributable to Icahn Enterprises Holdings.

	September 30, 2017
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$17	$366	$849	$106	$125	$14	$17	$18	$41	$1	$484	$2,038
Cash held at consolidated affiliated partnerships and restricted cash	951	—	—	19	15	4	—	2	2	4	2	999
Investments	9,016	302	6	24	27	—	—	—	—	—	373	9,748
Accounts receivable, net	—	1,477	143	34	11	57	8	78	10	35	—	1,853
Inventories, net	—	2,618	340	73	—	30	26	93	—	76	—	3,256
Property, plant and equipment, net	—	3,453	3,239	1,180	800	89	177	166	454	73	—	9,631
Goodwill and intangible assets, net	—	1,817	303	7	74	3	—	36	31	—	—	2,271
Other assets	1,026	618	67	467	281	26	23	106	393	4	10	3,021
Total assets	$11,010	$10,651	$4,947	$1,910	$1,333	$223	$251	$499	$931	$193	$869	$32,817
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,712	$3,066	$1,532	$351	$187	$52	$46	$96	$57	$35	$216	$7,350
Securities sold, not yet purchased, at fair value	1,258	—	—	—	—	—	—	—	—	—	—	1,258
Due to brokers	603	—	—	—	—	—	—	—	—	—	—	603
Post-employment benefit liability	—	1,127	—	9	—	2	—	72	—	—	—	1,210
Debt	—	3,451	1,166	552	162	—	58	273	23	5	5,508	11,198
Total liabilities	3,573	7,644	2,698	912	349	54	104	441	80	40	5,724	21,619

Equity attributable to Icahn Enterprises	2,882	2,852	941	787	841	169	123	40	851	153	(4,855)	4,784
Equity attributable to non-controlling interests	4,555	155	1,308	211	143	—	24	18	—	—	—	6,414
Total equity	7,437	3,007	2,249	998	984	169	147	58	851	153	(4,855)	11,198
Total liabilities and equity	$11,010	$10,651	$4,947	$1,910	$1,333	$223	$251	$499	$931	$193	$869	$32,817

	December 31, 2016
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$13	$353	$736	$179	$244	$4	$14	$39	$24	$2	$225	$1,833
Cash held at consolidated affiliated partnerships and restricted cash	752	2	—	19	15	5	—	2	2	4	3	804
Investments	9,213	270	6	35	33	—	—	—	—	—	324	9,881
Accounts receivable, net	—	1,270	152	40	12	29	5	63	3	35	—	1,609
Inventories, net	—	2,353	349	75	—	38	25	72	—	71	—	2,983
Property, plant and equipment, net	—	3,302	3,358	1,567	814	100	152	152	602	75	—	10,122
Goodwill and intangible assets, net	—	1,801	318	7	75	4	—	8	38	1	—	2,252
Other assets	1,518	504	94	1,410	209	13	23	92	18	5	1	3,887
Total assets	$11,496	$9,855	$5,013	$3,332	$1,402	$193	$219	$428	$687	$193	$553	$33,371
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,236	$2,870	$1,474	$2,100	$153	$34	$38	$69	$20	$29	$168	$8,191
Securities sold, not yet purchased, at fair value	1,139	—	—	—	—	—	—	—	—	—	—	1,139
Due to brokers	3,725	—	—	—	—	—	—	—	—	—	—	3,725
Post-employment benefit liability	—	1,113	—	9	—	2	—	56	—	—	—	1,180
Debt	—	3,259	1,165	571	287	2	55	265	25	—	5,490	11,119
Total liabilities	6,100	7,242	2,639	2,680	440	38	93	390	45	29	5,658	25,354

Equity attributable to Icahn Enterprises	1,669	2,292	1,034	444	730	155	104	25	642	164	(5,105)	2,154
Equity attributable to non-controlling interests	3,727	321	1,340	208	232	—	22	13	—	—	—	5,863
Total equity	5,396	2,613	2,374	652	962	155	126	38	642	164	(5,105)	8,017
Total liabilities and equity	$11,496	$9,855	$5,013	$3,332	$1,402	$193	$219	$428	$687	$193	$553	$33,371

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Income Taxes.
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
For the three months ended September 30, 2017, we recorded an income tax expense of $68 million on pre-tax income of $897 million compared to an income tax expense of $15 million on pre-tax income of $253 million for the three months ended September 30, 2016. Our effective income tax rate was 7.6% and 5.9% for the three months ended September 30, 2017 and 2016, respectively.
For the three months ended September 30, 2017, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income for which there was no tax expense, as such income is allocated to the partners.
For the three months ended September 30, 2016, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income not subject to taxation, as such income is allocated to the partners.
For the nine months ended September 30, 2017, we recorded an income tax expense of $110 million on pre-tax income of approximately $2.5 billion compared to an income tax expense of $81 million on pre-tax loss of approximately $1.6 billion for the nine months ended September 30, 2016. Our effective income tax rate was 4.4% and (5.1)% for the nine months ended September 30, 2017 and 2016, respectively.
For the nine months ended September 30, 2017, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to a decrease in the valuation allowance and partnership income for which there was no tax expense, as such income is allocated to the partners.
For the nine months ended September 30, 2016, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership losses for which there was no tax benefit, as such losses are allocated to the partners, and goodwill impairment not deductible for tax purposes.

14.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Retirement Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2016	$(614)	$(22)	$(948)	$(1,584)
Other comprehensive income before reclassifications, net of tax	—	1	108	109
Reclassifications from accumulated other comprehensive loss to earnings	17	(2)	(1)	14
Other comprehensive income (loss), net of tax	17	(1)	107	123
Balance, September 30, 2017	$(597)	$(23)	$(841)	$(1,461)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

15.	Other Income, Net.
Other income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Realized and unrealized loss on derivatives, net (Note 6)	$(17)	$(2)	$(5)	$(5)
Other derivative loss	—	—	(41)	—
Dividend expense	(9)	(1)	(9)	(4)
Loss on extinguishment of debt (Note 9)	—	—	(4)	(5)
Equity earnings from non-consolidated affiliates	17	12	53	48
Foreign currency transaction loss	—	(2)	(8)	(4)
Tax settlement gain	61	—	61	—
Other	6	7	13	13
	$58	$14	$60	$43

16.	Commitments and Contingencies.
Environmental Matters
Due to the nature of our business, certain of our subsidiaries' operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities were $49 million and $50 million as of September 30, 2017 and December 31, 2016, respectively, primarily within our Automotive, Energy and Metals segments and which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.
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
Our Automotive segment's total environmental liabilities, determined on an undiscounted basis, were $15 million and $16 million as of September 30, 2017 and December 31, 2016, respectively. Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At September 30, 2017, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $40 million.
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
As of September 30, 2017 and December 31, 2016, our Energy segment had environmental accruals of $4 million and $5 million, respectively. CVR Energy's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR Energy's management believes that the accruals established for environmental expenditures are adequate.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. Capital expenditures incurred for environmental compliance and efficiency of the operations were $5 million and $7 million for the three months ended September 30, 2017 and 2016, respectively, and $12 million and $13 million for the nine months ended September 30, 2017 and 2016, respectively.
Metals
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  In addition, one of PSC Metals' Knoxville locations was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. PSC Metals is exploring a potential settlement of the matter. Currently, PSC Metals cannot assess the impact of any cost or liability associated with these investigations at this location. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these other sites to be immaterial as of both September 30, 2017 and December 31, 2016. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material to its operations.
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
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon its management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $28 million and $28 million at September 30, 2017 and December 31, 2016, respectively. PSC Metals believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business. Estimates of PSC Metals' liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a PRP at additional sites. The impact of such future events cannot be estimated at the current time.
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
RINs expense was $64 million and $58 million for three months ended September 30, 2017 and 2016, respectively, and $164 million and $152 million for nine months ended September 30, 2017 and 2016, respectively. RINs expense includes the impact of recognizing the petroleum business' uncommitted biofuel blending obligation at fair value based on market prices at each reporting date. As of September 30, 2017 and December 31, 2016, the petroleum business' biofuel blending obligation was $185 million and $186 million, respectively, which is included in accrued expenses and other liabilities in our condensed consolidated balance sheets. The petroleum business' uncommitted biofuel blending obligation recognized at fair value as of September 30, 2017 and December 31, 2016 was $127 million and $186 million, respectively.
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
On September 29, 2016, September 30, 2016, October 12, 2016 and October 19, 2016, respectively, four putative class actions, captioned Skybo v. Ninivaggi et al., C.A. No. 12790, Lemanchek v. Ninivaggi et al., C.A. No. 12791, Raul v. Ninivaggi et al., C.A. No. 12821 and Mercado v. Ninivaggi et al., C.A. No. 12837, were filed in the Court of Chancery of the State of Delaware against the Board of Directors of Federal-Mogul (the "FM Board") and Icahn Enterprises, Icahn Enterprises Holdings, certain of their affiliates and Icahn Enterprises' Board of Directors (the "Icahn Defendants"), and, in the case of Raul, Federal-Mogul. The complaints allege that, among other things, the FM Board breached its fiduciary duties by approving the proposed Merger Agreement, that the Icahn Defendants breached their fiduciary duties to the minority stockholders of Federal-Mogul and/or aided and abetted the FM Board’s breaches of its fiduciary duties, as well as alleging certain material

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

misstatements and omissions in the Schedule 14D-9 filed by Federal-Mogul (the "Schedule 14D-9"). The complaints allege that, among other things, the then-Offer Price was inadequate and, together with that the Merger Agreement, was the result of a flawed and unfair sales process and conflicts of interest of the FM Board and the special committee of independent directors of Federal-Mogul (the "Special Committee"), alleging that the Special Committee and Federal-Mogul’s management lacked independence from the Icahn Defendants. In addition, the complaints allege that the Merger Agreement contains certain allegedly preclusive deal protection provisions, including a no-solicitation provision, an information rights provision and a matching rights provision. Among other things, the complaints sought to enjoin the transactions contemplated by the Merger Agreement, as well as award costs and disbursements, including reasonable attorneys’ and experts’ fees.  The Raul and Mercado complaints further seek to rescind the transaction or award rescissory damages, or (in the case of Raul) award a quasi-appraisal remedy in the event that the transaction was consummated, as well as award money damages.  On October 28, 2016, all four actions were consolidated under the caption In re Federal-Mogul Holdings, Inc. Stockholder Litigation, C.A. No. 12790-CB (the "Delaware Action"). On March 6, 2017, plaintiffs filed a consolidated amended complaint that does not name Federal-Mogul as a defendant. Among other things, the consolidated amended complaint also adds allegations regarding the commencement and extension of the Offer, the increase in the Offer price, the closing of the transaction, Federal-Mogul's subsequent performance and public statements, Mr. Ninivaggi’s post-merger employment with Icahn Enterprises and the independence of the chairman of the Special Committee. The Icahn Defendants have moved to dismiss the amended complaint and discovery was stayed pending determination of that motion. In lieu of proceeding with the October 12, 2017 hearing on the Icahn Defendants' motion to dismiss, the plaintiffs in the Delaware Action dismissed the Delaware Action, with prejudice as to the named plaintiffs.
On October 5, 2016, a putative class action captioned Sanders v. Federal-Mogul Holdings Corporation et al., C.A. No. 16-155387 was filed in the Circuit Court for Oakland County of the State of Michigan against Federal-Mogul, the FM Board and the Icahn Defendants (the "Michigan Action"). The complaint alleges, among other things, that the FM Board breached its fiduciary duties and that Federal-Mogul and the Icahn Defendants aided and abetted the FM Board’s breaches of its fiduciary duties, as well as alleging certain material misstatements and omissions in the Schedule 14D-9. The complaint alleges that, among other things, the then-Offer Price was unfair and the result of an unfair sales process that included conflicts of interest.  In addition, the complaint alleges that the Merger Agreement contains certain allegedly preclusive deal protection provisions, including a no-solicitation provision, an information rights provision and a matching rights provision. Among other things, the complaint sought to enjoin the transactions contemplated by the Merger Agreement, or, in the event that the transactions were consummated, rescind the transactions or award rescissory damages, as well as award money damages and costs, including reasonable attorneys’ and experts’ fees. On March 6, 2017, the plaintiffs filed an amended complaint which, among other things, dropped Federal-Mogul as a defendant.  The amended complaint also: named certain additional Icahn-affiliated individuals and entities as defendants; deleted various allegations relating to process and purported disclosure deficiencies; added allegations regarding the commencement and extension of the Offer, the increase in the Offer price, the closing of the transaction, Federal-Mogul's subsequent performance and public statements, Mr. Ninivaggi’s post-merger employment with Icahn Enterprises, and the independence of certain directors; and eliminated the request for injunctive relief given the consummation of the transaction.  On April 4, 2017, the Court entered a stipulated order staying the Michigan Action pending final determination of the Delaware Action. On October 16, 2017, the plaintiffs in the Michigan Action dismissed the Michigan Action, with prejudice as to the named plaintiffs.
Other Matters
FRA Directive
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
The Revised Directive requires owners to identify their subject tank railcars and then from that population identify the 15% of subject tank railcars currently in hazardous materials service with the highest mileage in each tank car owner’s fleet. Visual inspection of each of the subject tank railcars is required by the car operator prior to putting any railcar into service. Owners must ensure appropriate inspection, testing and repairs, if needed, within twelve months of the Issuance Date for the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

15% of their subject tank railcars identified to be in hazardous materials service with the highest mileage. The FRA reserved the right to impose additional test and inspection requirements for the remaining tank railcars subject to the Revised Directive.
Although the Revised Directive addressed some of our Railcar segment's concerns and clarifies certain requirements of the Original Directive, our Railcar segment identified significant issues with the Revised Directive. As a result, in December 2016, our Railcar segment sought judicial review of and relief from the Revised Directive by filing a petition for review against the FRA in the United States Court of Appeals for the District of Columbia Circuit.
On August 17, 2017, our Railcar segment entered into a settlement agreement with the FRA, which covered the subject railcars owned by our Railcar segment. This agreement, among other things, extends the deadline for our Railcar segment to complete the inspection, testing and repairs, if needed, for the 15% identified railcars to December 31, 2017. Adding clarity regarding certain unknown requirements referenced in the Revised Directive, under the settlement agreement, our Railcar segment is required to inspect, test, and if necessary repair the remaining 85% subject tank railcars at the next tank railcar qualification, scheduled routine or regular maintenance, shopping or repair event, but no later than December 31, 2025. However, the settlement agreement permits our Railcar segment to: (i) if the FRA does not impose a similar requirement by July 31, 2018 on other owners’ railcars subject to the Revised Directive, suspend compliance with this requirement until such time as the FRA imposes requirements on all 85% railcars subject to the Revised Directive, and (ii) elect to be governed by any different requirements later imposed by the FRA on other owners’ railcars subject to the Revised Directive. In addition, the settlement agreement also provides that railcars owned by our Railcar segment are no longer required to have a surface inspection performed when the railcars are being inspected pursuant to the Revised Directive. The description above includes a summary of the terms of the settlement agreement. Finally, as part of the settlement agreement, our Railcar segment dismissed its lawsuit against the FRA.
It also provides that all other tank railcars subject to the Revised Directive must be inspected, tested, and if necessary repaired at the earlier of the next qualification, scheduled maintenance, shopping or repair event, or December 31, 2025. Additionally, the settlement agreement provides flexibility if the FRA imposes, or fails to impose, requirements on the other owners of the tank railcars subject to the Revised Directive, and it modifies and clarifies the inspection protocol. Finally, pursuant to the settlement agreement, our Railcar segment has dismissed its petition for review of the Revised Directive.
Our Railcar segment has evaluated its potential exposure related to the Revised Directive and has a loss contingency reserve remaining of $13 million, as of September 30, 2017, to cover its probable and estimable liabilities with respect to our Railcar segment's response to the Revised Directive. The loss contingency amount takes into account information available as of September 30, 2017 and our Railcar segment's contractual obligations in its capacity as both a manufacturer and owner of railcars subject to the Revised Directive. This amount is included in accrued expenses and other liabilities on the condensed consolidated balance sheets. This amount will continue to be evaluated as our Railcar segment's and its customers' compliance with the Revised Directive and the settlement agreement progress. Actual results could differ from this estimate.
It is reasonably possible that a loss exists in excess of the amount accrued by our Railcar segment. However, the amount of potential costs and expenses expected to be incurred for compliance with the Revised Directive in excess of the loss contingency reserve of $13 million cannot be reasonably estimated at this time.
Pension Obligations
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 90.8% of Icahn Enterprises' outstanding depositary units as of September 30, 2017. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. Therefore, as a result of our ownership of more than 80% in certain of our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of September 30, 2017 and December 31, 2016. If the plans were voluntarily terminated, they would be underfunded by approximately $452 million and $613 million as of September 30, 2017 and December 31, 2016, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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

17.	Supplemental Cash Flow Information.
Supplemental cash flow information consists of the following:

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Cash payments for interest, net of amounts capitalized	$540	$538
Net cash payments for income taxes	120	66
Acquisition of subsidiary common stock included in accrued expenses and other liabilities	51	—
Seller financing secured mortgages resulting from disposition of assets	375	—
Investment in subsidiaries prior to acquiring a controlling interest	—	286
LP unit issuance for remaining 25% interest in ARL	—	35
Subsidiary common unit issuance for acquisition of CVR Nitrogen	—	336
Capital expenditures included in accounts payable, accrued expenses and other liabilities	70	63

18.	Subsequent Events.
Icahn Enterprises
On November 1, 2017, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about December 20, 2017 to depositary unit holders of record at the close of business on November 13, 2017. Depositary unit holders have until December 8, 2017 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the distribution in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending December 15, 2017. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Automotive
Subsequent to September 30, 2017, our Automotive segment acquired an automotive services business for a purchase price of $120 million, net of cash acquired.
Railcar
Subsequent to September 30, 2017, we sold an additional 4,382 railcars to SMBC Rail for $522 million, resulting in a $154 million pretax gain on disposition of assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2017 (this "Report").
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

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
	(in millions)
Investment	$404	$435	$359	$362	$138	$111
Automotive	2,608	2,476	(7)	33	(9)	29
Energy	1,437	1,244	16	(8)	18	2
Railcar	126	228	15	21	12	18
Gaming	306	271	80	(83)	73	(89)
Metals	109	72	1	(6)	1	(6)
Mining	19	17	(2)	(3)	(2)	(2)
Food Packaging	103	80	6	2	5	1
Real Estate	480	25	463	4	463	4
Home Fashion	46	48	(4)	(4)	(4)	(4)
Holding Company	42	3	(98)	(80)	(98)	(80)
	$5,680	$4,899	$829	$238	$597	$(16)

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
	(in millions)
Investment	$582	$(760)	$440	$(972)	$212	$(446)
Automotive	7,870	7,516	569	103	561	85
Energy	4,391	3,425	15	(588)	22	(329)
Railcar	2,021	719	1,074	123	1,063	98
Gaming	744	743	90	(69)	72	(80)
Metals	314	207	4	(13)	4	(13)
Mining	74	41	10	(21)	8	(16)
Food Packaging	291	247	8	8	6	6
Real Estate	523	68	469	13	469	13
Home Fashion	138	152	(11)	(6)	(11)	(6)
Holding Company	63	18	(274)	(234)	(274)	(234)
	$17,011	$12,376	$2,394	$(1,656)	$2,132	$(922)

Investment
We invest our proprietary capital through various private investment funds ("Investment Funds"). As of September 30, 2017 and December 31, 2016, we had investments with a fair market value of approximately $2.9 billion and $1.7 billion, respectively, in the Investment Funds. As of September 30, 2017 and December 31, 2016, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.6 billion and $3.7 billion, respectively.
Our Investment segment's results of operations are reflected in net income (loss) on the condensed consolidated statements of operations. Our Investment segment's net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by the Holding Company and by Mr. Icahn and his affiliates. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment's results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the "Investment Segment Liquidity" section of our "Liquidity and Capital Resources" discussion for additional information regarding our Investment segment's exposure as of September 30, 2017.
For the three months ended September 30, 2017 and 2016, our Investment Funds' returns were 5.1% and 6.5%, respectively, and for the nine months ended September 30, 2017 and 2016, such returns were 6.6% and (12.7)%, respectively. Our Investment Funds' returns represent a weighted-average composite of the average returns, net of expenses. The following table sets forth the performance attribution for the Investment Funds' returns.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Long positions	10.7%	15.9%	20.5%	14.7%
Short positions	(5.5)%	(9.4)%	(13.1)%	(25.1)%
Other	(0.1)%	—%	(0.8)%	(2.3)%
	5.1%	6.5%	6.6%	(12.7)%

The following table presents net income (loss) for our Investment segment for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Long positions	$807	$878	$1,467	$413
Short positions	(440)	(514)	(975)	(1,265)
Other	(8)	(2)	(52)	(120)
	$359	$362	$440	$(972)
Three Months Ended September 30, 2017 and 2016
For the three months ended September 30, 2017, the Investment Funds' positive performance was driven by net gains in their long positions offset in part by net losses in their short positions. The positive performance of our Investment segment's long positions was driven by gains from a consumer, non-cyclical sector investment, a consumer, cyclical sector investment and a basic materials sector investment aggregating $683 million. The aggregate performance of investments with gains across various other sectors accounted for the additional net positive performance of our Investment segment's long positions. Losses in short positions were attributable to the negative performance of broad market hedges of $498 million and the negative performance of various other short positions across multiple sectors. Losses in short positions were offset in part by the positive performance of a certain short position in the consumer, cyclical sector of $112 million.
For the three months ended September 30, 2016, the Investment Funds' positive performance was driven by net gains in their long positions offset in part by net losses in their short positions. The positive performance of our Investment segment's long positions was driven by gains from two energy sector investments, a financial sector investment, a consumer, cyclical sector investment and a consumer, non-cyclical sector investment aggregating $816 million and the positive performance of various other long positions across multiple sectors. Losses in short positions were attributable to the negative performance of broad market hedges of $555 million offset in part by the net performance of various other short positions.
Nine Months Ended September 30, 2017 and 2016
For the nine months ended September 30, 2017, the Investment Funds' positive performance was driven by net gains in their long positions, offset in part by net losses in their short positions. The positive performance of our Investment segment's long positions was driven by gains from two consumer, non-cyclical sector investments, a technology sector investment and a consumer, cyclical sector investment aggregating approximately $1.1 billion. The aggregate performance of investments with gains across various other sectors accounted for the additional positive performance of our Investment segment's long positions, offset in part by the aggregate performance of investments with losses in the financial sector. Losses in short positions were attributable to the negative performance of broad market hedges of approximately $1.6 billion and the negative performance of various other short positions across multiple sectors. Losses in short positions were offset in part by the positive performance of short positions in the consumer, cyclical sector aggregating $735 million.
For the nine months ended September 30, 2016, the Investment Funds' negative performance was driven by net losses in their short positions, offset in part by net gains in their long positions. Losses in short positions were attributable to the negative performance of broad market hedges of approximately $1.1 billion and the negative performance of various other short positions across multiple sectors. The positive performance of our Investment segment's long positions was driven by gains from a basic materials sector investment, a consumer, cyclical sector investment and two energy sector investments aggregating $826 million, offset in part by two technology sector investments with losses aggregating $394 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net sales	$2,493	$2,346	$7,488	$7,140
Cost of goods sold	2,022	1,899	6,045	5,797
Gross margin	$471	$447	$1,443	$1,343
Three Months Ended September 30, 2017 and 2016
Net sales for our Automotive segment for the three months ended September 30, 2017 increased by $147 million (6%) as compared to the comparable prior year period. The increase is primarily due to volume increases of $111 million, primarily organic sales volume increases and, to a lesser extent, sales volume increases from acquisitions, as well as $45 million due to a favorable effect of foreign currency exchange.
Cost of goods sold for the three months ended September 30, 2017 increased by $123 million (6%) as compared to the comparable prior year period. The increase is primarily due to volume increases of $47 million, $46 million from the unfavorable effects of foreign currency exchange and $30 million from net performance and other.
Gross margin on net sales for the three months ended September 30, 2017 increased by $24 million (5%) as compared to the comparable prior year period. Gross margin as a percentage of net sales was flat at 19% for each of the three months ended September 30, 2017 and 2016. The favorable effects of higher sales volumes, net of changes in product mix, had a positive impact on gross margin as a percentage of net sales. However, this positive impact was offset by unfavorable effects of net performance and other.
Nine Months Ended September 30, 2017 and 2016
Net sales for our Automotive segment for the nine months ended September 30, 2017 increased by $348 million (5%) as compared to the comparable prior year period. The increase was due to volume increases of $409 million attributable to organic sales volume increases and acquisitions. Increases from acquisitions was impacted primarily from the inclusion of the results of Pep Boys for the full nine months in 2017 compared to eight months in the comparable prior year period. These sales volume increases were offset in part by the unfavorable effects of foreign currency exchange.
Cost of goods sold for the nine months ended September 30, 2017 increased by $248 million (4%) as compared to the comparable prior year period. The increase is primarily due to volume increases and product mix of $242 million and $12 million of additional costs from net performance, offset in part by $6 million primarily due to the favorable effect of foreign currency exchange.
Gross margin on net sales for the nine months ended September 30, 2017 increased by $100 million (7%) as compared to the comparable prior year period. Gross margin as a percentage of net sales was flat at 19% for each of the nine months ended September 30, 2017 and 2016. The inclusion of the results of Pep Boys, whose product sales margins are higher than those of Federal-Mogul's, as well as the favorable effects of higher sales volumes, net of changes in product mix, had a positive impact on gross margin as a percentage of net sales. However, this positive impact was offset by unfavorable effects of net performance, foreign currency exchange and other.

Energy
Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing. The petroleum business accounted for approximately 94%, and 92% of our Energy segment's net sales for the nine months ended September 30, 2017 and 2016, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net sales	$1,453	$1,240	$4,395	$3,429
Cost of goods sold	1,356	1,195	4,191	3,297
Gross margin	$97	$45	$204	$132
Three Months Ended September 30, 2017 and 2016
Net sales for our Energy segment increased by $213 million (17%) for the three months ended September 30, 2017 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of significantly higher sales prices as well as higher sales volume. This increase was offset in part by our nitrogen fertilizer business primarily due to a decrease in sales prices for its products.
Cost of goods sold for our Energy segment increased by $161 million (13%) for the three months ended September 30, 2017 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of a higher cost of consumed crude oil costs and products purchased for resale. This increase was offset in part by our nitrogen fertilizer business which had a decrease in cost of material due to lower third-party costs.
Gross margin for our Energy segment increased by $52 million for the three months ended September 30, 2017 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 7% and 4% for the three months ended September 30, 2017 and 2016, respectively, with such increase attributable to our petroleum business, offset in part by a decrease attributable to our fertilizer business. The increase in the gross margin as a percentage of net sales for our petroleum business was primarily due to higher gross margins per barrel resulting from an increase in the sales price of gasoline and distillates, which was offset in part by unfavorable changes in the gasoline and distillate basis.
Nine Months Ended September 30, 2017 and 2016
Net sales for our Energy segment increased by $966 million (28%) for the nine months ended September 30, 2017 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher sales prices for gasoline and distillates, as well as higher sales volume. This increase was offset in part by our nitrogen fertilizer business primarily due to a decrease in sales prices for its products.

Cost of goods sold for our Energy segment increased by $894 million (27%) for the nine months ended September 30, 2017 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher cost of consumed crude oil and other feedstock as well as higher volumes. This increase was offset in part by our nitrogen fertilizer business which had a decrease in cost of material due to lower third-party costs.
Gross margin for our Energy segment increased by $72 million for the nine months ended September 30, 2017 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 5% and 4% for the nine months ended September 30, 2017 and 2016, respectively, with an increase attributable to our petroleum business offset in part by a decrease attributable to our fertilizer business. The increase in the gross margin as a percentage of net sales for our petroleum business was primarily due to higher gross margins per barrel resulting from a higher spread between crude oil and transportation fuels pricing and a favorable change in gasoline basis.

Railcar
Our Railcar segment's results of operations are generally driven by the manufacturing and leasing of railcars. As discussed in Note 1, "Description of Business," to the condensed consolidated financial statements, we sold approximately 29,000 railcars on lease in connection with our previously announced ARL Initial Sale on June 1, 2017. For a period of three years after the closing of the ARL Initial Sale, and upon satisfaction of certain conditions, we have an option to sell, and SMBC Rail Services LLC has an option to buy, the 4,551 remaining railcars owned by a wholly owned subsidiary of ours, which continue to be included in our Railcar segment's results of operations. The majority of these remaining railcars were sold subsequent to September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$68	$94	$184	$315
Railcar Leasing	52	120	266	360
Railcar Services	14	13	54	38
	$134	$227	$504	$713
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$65	$86	$170	$270
Railcar Leasing	14	72	71	166
Railcar Services	11	8	36	20
	$90	$166	$277	$456
Gross Margin:
Manufacturing	$3	$8	$14	$45
Railcar Leasing	38	48	195	194
Railcar Services	3	5	18	18
	$44	$61	$227	$257
Summarized shipments of railcars to leasing and non-leasing customers for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Shipments to leasing customers	275	209	1,422	494
Shipments to non-leasing customers	618	855	1,698	2,917
	893	1,064	3,120	3,411

As of September 30, 2017, our Railcar segment had a backlog of 2,676 railcars, including 657 railcars expected to be built for lease customers and 2,019 for non-lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities as needed.
Three Months Ended September 30, 2017 and 2016
Total manufacturing revenues for the three months ended September 30, 2017 decreased by $26 million (28%) as compared to the comparable prior year period. The decrease was primarily due to fewer shipments to non-leasing customers and a decrease in average selling prices due to more competitive pricing for both hopper and tank railcars.
Gross margin from manufacturing operations for the three months ended September 30, 2017 decreased by $5 million as compared to the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues decreased to 4% for the three months ended September 30, 2017 from 9% for the comparable prior year period. The decrease in gross margin as a percentage of revenue was due to higher costs associated with lower production volumes and a more competitive market for both hopper and tank railcars.
Railcar leasing revenues decreased for the three months ended September 30, 2017 as compared to the comparable prior year period due to a decrease in leased railcars as a result of the closing of the ARL Initial Sale on June 1, 2017 as well as a decrease in weighted average lease rates. The lease fleet decreased to 17,122 railcars at September 30, 2017 from 45,481 railcars at September 30, 2016.
Nine Months Ended September 30, 2017 and 2016
Total manufacturing revenues for the nine months ended September 30, 2017 decreased by $131 million (42%) as compared to the comparable prior year period. The decrease was primarily due to fewer shipments to non-leasing customers and a decrease in average selling prices due to more competitive pricing for both hopper and tank railcars.
Gross margin from manufacturing operations for the nine months ended September 30, 2017 decreased by $31 million as compared to the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues decreased to 8% for the nine months ended September 30, 2017 from 14% for the comparable prior year period. The decrease in gross margin as a percentage of revenue was due to higher costs associated with lower production volumes and a more competitive market for both hopper and tank railcars.
Railcar leasing revenues decreased for the nine months ended September 30, 2017 as compared to the comparable prior year period due to a decrease in leased railcars as a result of the closing of the ARL Initial Sale on June 1, 2017 as well as a decrease in weighted average lease rates. The lease fleet decreased to 17,122 railcars at September 30, 2017 from 45,481 railcars at September 30, 2016.

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
Three Months Ended September 30, 2017 and 2016
Our consolidated gaming revenues decreased by $22 million (8%) for the three months ended September 30, 2017 as compared to the comparable prior year period due to the closing of the Trump Taj Mahal Casino Resort in October 2016, which accounted for a $38 million decrease in consolidated gaming revenues. Our existing gaming operations' revenues increased by $16 million over the comparable periods primarily due to an increase in casino revenues. The increase in casino revenues for the three months ended September 30, 2017 as compared to the comparable prior year period was primarily due to increased casino revenues at Tropicana Atlantic City.
Nine Months Ended September 30, 2017 and 2016
Our consolidated gaming revenues decreased by $55 million (7%) for the nine months ended September 30, 2017 as compared to the comparable prior year period due to the closing of the Trump Taj Mahal Casino Resort in October 2016, which accounted for a $97 million decrease in consolidated gaming revenues. Our existing gaming operations' revenues increased by $42 million over the comparable periods primarily due to an increase in casino revenues. The increase in casino revenues for the nine months ended September 30, 2017 as compared to the comparable prior year period was primarily due to increased casino revenues at Tropicana Atlantic City.

Metals
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the U.S. and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Three Months Ended September 30, 2017 and 2016
Net sales for the three months ended September 30, 2017 increased by $38 million (53%) compared to the comparable prior year period primarily due to higher ferrous, non-ferrous and non-ferrous auto residue shipment volumes and higher average selling prices for most grades of metal. Non-ferrous shipment volumes increased primarily due to the capital investment in aluminum processing capabilities at one of our facilities made in late 2016, while higher pricing reflected higher terminal market prices in 2017 as compared to 2016. Ferrous selling prices increased due to higher market pricing as domestic mill production has benefited from trade cases and speculation regarding the recent probe into steel imports. Improved consumer market pricing was also driven primarily by the increased demand from domestic steel mills.
Cost of goods sold for the three months ended September 30, 2017 increased by $27 million (35%) compared to the comparable prior year period. The increase was primarily due to higher shipment volumes, as discussed above, and to increased material costs driven by higher market prices. Gross margin as a percentage of net sales was 5% for the three months ended September 30, 2017 as compared to a loss of 8% in the comparable prior year period. The margin percentage improvement was attributed to a continued focus on disciplined buying, higher pricing for non-ferrous auto residue, improved terminal market pricing, and by continued efforts to bring processing costs in line with volume and market pricing.
Nine Months Ended September 30, 2017 and 2016
Net sales for the nine months ended September 30, 2017 increased by $109 million (53%) compared to the comparable prior year period primarily due to higher ferrous, non-ferrous and non-ferrous auto residue shipment volumes and higher average selling prices for most grades of metal. Ferrous shipment volumes increased due to improved demand from domestic steel mills and improved flow of raw materials into the recycling yards driven by increased market pricing. Additionally, during 2017, a major new steel mill came on line which increased demand for scrap metal. Domestic mill production has benefited from trade cases and speculation regarding the recent probe into steel imports.  Improved consumer market pricing was also driven primarily by the increased demand from domestic steel mills. Non-ferrous shipment volumes increased 44% during the nine months ended September 30, 2017 as compared to the comparable prior year period primarily due to utilization of the capital investment in aluminum processing capabilities at one of our facilities made in late 2016, while higher pricing reflected higher terminal market prices in 2017 as compared to 2016.
Cost of goods sold for the nine months ended September 30, 2017 increased by $82 million (38%) compared to the comparable prior year period. The increase was primarily due to higher shipment volumes, as discussed above, and to increased material costs due to higher market prices. Gross margin as a percentage of net sales was 5% for the nine months ended September 30, 2017 as compared to a loss of 5% in the comparable prior year period. The margin percentage improvement was driven by an increased material margin attributed to a continued focus on disciplined buying, higher pricing for non-ferrous auto residue, and by continued efforts to bring processing costs in line with volume and market pricing.
Mining
Our Mining segment's key performance driver has historically been from demand for raw materials from Chinese steelmakers. Since acquiring Ferrous Resources in 2015, our Mining segment has been concentrating on sales in its domestic market, Brazil.
Three Months Ended September 30, 2017 and 2016
Net sales for the three months ended September 30, 2017 increased $3 million as compared to the comparable prior year period due to iron ore price increases. Cost of goods sold for the three months ended September 30, 2017 increased $2 million as compared to the comparable prior year period due to volume increases.
Nine Months Ended September 30, 2017 and 2016
Net sales for the nine months ended September 30, 2017 increased $27 million as compared to the comparable prior year period primarily due to iron ore price increases, offset in part by volume decreases. Cost of goods sold for the nine months ended September 30, 2017 increased $2 million as compared to the comparable prior year period.
Food Packaging
Our Food packaging segment's results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Three Months Ended September 30, 2017 and 2016
Net sales for the three months ended September 30, 2017 increased by $18 million (22%) as compared to the corresponding prior year period. The increase was primarily due to higher sales volume, primarily from acquisitions, offset in part by unfavorable price and product mix. Cost of goods sold for the three months ended September 30, 2017 increased by $14 million (23%) as compared to the corresponding prior year period. Gross margin as a percentage of net sales 24% for the three months ended September 30, 2017 compared to 25% for the comparable prior year period.
Nine Months Ended September 30, 2017 and 2016
Net sales for the nine months ended September 30, 2017 increased by $45 million (19%) as compared to the corresponding prior year period. The increase was primarily due to higher sales volume, primarily from acquisitions, offset in part by unfavorable price and product mix and foreign currency exchange. Cost of goods sold for the nine months ended September 30, 2017 increased by $33 million (18%) as compared to the corresponding prior year period. Gross margin as a percentage of net sales was flat at 24% for the nine months ended September 30, 2017 and 2016.
Real Estate
Real Estate revenues and expenses include sales of residential units, results from club operations and rental income and expenses, including income from financing leases. Sales of residential units are included in net sales in our condensed consolidated financial statements. Results from club and rental operations, including financing lease income, are included in other revenues from operations in our condensed consolidated financial statements. Revenue from our real estate operations for each of the three and nine months ended September 30, 2017 and 2016 were substantially derived from income from club and rental operations.
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
Three Months Ended September 30, 2017 and 2016
Net sales for the three months ended September 30, 2017 decreased by $2 million (4%) compared to the comparable prior year period. The decrease was primarily due to lower sales volume. Cost of goods sold for the three months ended September 30, 2017 decreased by $3 million (7%) compared to the comparable prior year period. The decrease was primarily due to lower sales volume and product mix. Gross margin as a percentage of net sales was 15% for the three months ended September 30, 2017 compared to 13% for the comparable prior year period. The increase was primarily due to product mix.
Nine Months Ended September 30, 2017 and 2016
Net sales for the nine months ended September 30, 2017 decreased by $13 million (9%) compared to the comparable prior year period. The decrease was primarily due to lower sales volume. Cost of goods sold for the nine months ended September 30, 2017 decreased by $11 million (8%) compared to the comparable prior year period. The decrease was primarily due to lower sales volume. Gross margin as a percentage of net sales was flat at 14% for the nine months ended September 30, 2017 and 2016.

Other Consolidated Results of Operations
Gain On Disposition of Assets, Net
As discussed in Note 1, "Description of Business," to the condensed consolidated financial statements, on June 1, 2017, we closed on the ARL Initial Sale, resulting in a pretax gain on disposition of assets of approximately $1.5 billion recorded by our Railcar segment for the nine months ended September 30, 2017. In August 2017, our Real Estate segment sold a development property in Las Vegas Nevada for $600 million, resulting in a pretax gain on disposition of assets of $456 million for the three and nine months ended September 30, 2017.
Selling, General and Administrative
Three Months Ended September 30, 2017 and 2016
Our consolidated selling, general and administrative for the three months ended September 30, 2017 increased by $30 million (5%) as compared to the comparable prior year period. The increase was primarily attributable to our Automotive segment due to certain acquisitions and personnel costs associated with integration and increased customer services, offset in part by a decrease in our Gaming segment due to the closing and subsequent sale the Trump Taj Mahal Casino Resort in October 2016 and a decrease in our Investment segment due to lower compensation expense.

Nine Months Ended September 30, 2017 and 2016
Our consolidated selling, general and administrative for the nine months ended September 30, 2017 increased by $147 million (8%) as compared to the comparable prior year period. The increase was primarily attributable to an increase from our Automotive segment of $189 million primarily due to the inclusion of Pep Boys' results beginning in February 2016 and certain other acquisitions as well as personnel costs associated with integration and increased customer services. This increase was offset in part by a decrease in our Gaming segment due to the closing and subsequent sale the Trump Taj Mahal Casino Resort in October 2016 and a decrease in our Investment segment due to lower compensation expense.
Restructuring, Net
Our consolidated restructuring costs, net is primarily attributable to our Automotive segment and consists primarily of employee severance and termination benefits as well as facility closures and other costs. Our Automotive segment's restructuring activities are undertaken as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize businesses and to relocate manufacturing operations to best cost manufacturing locations. Restructuring, net decreased for the three and nine months ended September 30, 2017 compared to the comparable prior year periods due to lower severance and other charges incurred.
Impairment
Refer to Note 5, "Fair Value Measurements," and Note 8, "Goodwill and Intangible Assets, Net," for discussion of impairments of assets.
Interest Expense
Three Months Ended September 30, 2017 and 2016
Our consolidated interest expense during the three months ended September 30, 2017 decreased by $15 million (7%) as compared the corresponding prior year period. The decrease was primarily due to lower interest expense from our Railcar segment due to the sale of ARL in the second quarter of 2017, as well as lower interest expense from our Investment segment attributable to a decrease in due to broker balances over the respective periods. These decreases were offset in part by higher interest expense from our Holding Company due to our senior unsecured notes refinancing in the first quarter of 2017, which is subject to a higher interest rate.
Nine Months Ended September 30, 2017 and 2016
Our consolidated interest expense during the nine months ended September 30, 2017 decreased by $17 million as compared the corresponding prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in due to broker balances over the respective periods, as well as lower interest expense from our Railcar segment due to the sale of ARL in the second quarter of 2017. These decreases were offset in part by higher interest expense from our Energy segment due to a certain debt offering during the second quarter of 2016, as well as higher interest expense from our Holding Company due to our senior unsecured notes refinancing in the first quarter of 2017, which is subject to a higher interest rate.
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
As of September 30, 2017, our Holding Company had cash and cash equivalents of $484 million and total debt of approximately $5.5 billion. During 2017, our Holding Company invested $1.0 billion in the Investment Funds, net of redemptions. As of September 30, 2017, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $2.9 billion. Subsequent to September 30, 2017, our Holding Company invested an additional $300 million in the Investment Funds. We may redeem our direct investment in the Investment Funds upon notice. See "Segment Liquidity and Capital Resources" below for additional information with respect to our Investment segment liquidity.
Sale of ARL
On June 1, 2017, we closed on our previously announced sale of ARL (the "ARL Initial Sale") to SMBC Rail Services, LLC ("SMBC Rail"). After repaying, or assigning to SMBC Rail, applicable indebtedness of ARL, we received cash consideration of approximately $1.3 billion in connection with the ARL Initial Sale. For a period of three years after the closing of the ARL Initial Sale, and upon satisfaction of certain conditions, we have an option to sell, and SMBC Rail has an option to buy, 4,551 remaining railcars owned by a wholly owned subsidiary of ours. Subsequent to September 30, 2017, we sold an additional 4,382 railcars to SMBC Rail for $522 million, resulting in a $154 million pretax gain on disposition of assets.
Holding Company Borrowings and Availability

	September 30, 2017	December 31, 2016
	(in millions)
6.75% senior unsecured notes due 2024 - Icahn Enterprises	$498	$—
6.25% senior unsecured notes due 2022 - Icahn Enterprises	693	—
5.875% senior unsecured notes due 2022 - Icahn Enterprises	1,341	1,340
6.00% senior unsecured notes due 2020 - Icahn Enterprises	1,704	1,705
4.875% senior unsecured notes due 2019 - Icahn Enterprises	1,272	1,271
3.50% senior unsecured notes due 2017 - Icahn Enterprises	—	1,174
	$5,508	$5,490
As of September 30, 2017, based on covenants in the indenture governing our senior unsecured notes, we are not permitted to incur additional indebtedness. However, our covenants do permit us to refinance our debt obligations and receive additional incremental proceeds to pay related fees as well as accrued and unpaid interest.
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
Distributions on Depositary Units
On November 1, 2017, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.50 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about December 20, 2017 to depositary unit holders of record at the close of business on November 13, 2017.
During the nine months ended September 30, 2017, we declared three quarterly distributions aggregating $4.50 per depositary unit. Mr. Icahn and his affiliates elected to receive their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 90.8% of Icahn Enterprises' outstanding depositary units as of September 30, 2017. In connection with these distributions, aggregate cash distributions to all depositary unitholders was $60 million.
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
Purchase of Additional Interests in Consolidated Subsidiaries
During January 2017, we increased our ownership in Federal-Mogul from 82.0% to 100% through a tender offer for the remaining shares of Federal-Mogul common stock not already owned by us and a subsequent short form merger for an aggregate purchase price of $305 million.
During August 2017, we increased our ownership in Tropicana from 72.5% to 83.9% through a tender offer for additional shares of Tropicana common stock not already owned by us, for an aggregate purchase price of $95 million, excluding cash paid by Tropicana to repurchase shares in connection with the tender offer and in accordance with Tropicana's stock repurchase program, as discussed below.
Dividends and Distributions From Subsidiaries
Dividends and distributions are primarily received from our Energy, Railcar and Real Estate segments. See "Other Segment Liquidity" below for additional information with respect to our dividends and distributions received from subsidiaries.
Investment Segment Liquidity
During the nine months ended September 30, 2017, we invested $1.0 billion in the Investment Funds, net of redemptions, and affiliates of Mr. Icahn (excluding us and our subsidiaries) invested $600 million in the Investment Funds. In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.
Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of September 30, 2017, the Investment Funds' had a net short notional exposure of 77%. The Investment Funds' long exposure was 124% (118% long equity and 6% long credit and other) and its short exposure was 201% (182% short equity, 19% short credit and other).  The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at September 30, 2017.
Of the Investment Funds' 124% long exposure, 122% was comprised of the fair value of its long positions (with certain adjustments) and 2% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds' 201% short exposure, 17% was comprised of the fair value of our short positions and 184% was comprised of short credit default swap contracts and short broad market index swap derivative contracts.
With respect to both our long positions that are not notionalized (122% long exposure) and our short positions that are not notionalized (17% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our other short positions (184% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.
Other Segment Liquidity
Segment Borrowings and Availability
Segment debt consists of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Debt and credit facilities - Automotive	$3,434	$3,249
Debt facilities - Energy	1,121	1,118
Debt and credit facilities - Railcar	552	571
Credit facilities - Gaming	162	287
Credit facilities - Food Packaging	272	265
Capital leases and other	149	139
	$5,690	$5,629
Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for information concerning terms, restrictions and covenants pertaining to our subsidiaries' debt. See Note 9, “Debt,” to the condensed consolidated financial statements for information with respect to updates to our subsidiaries' debt as of September 30, 2017 compared to December 31, 2016. As of September 30, 2017, our subsidiaries are in compliance with all debt covenants.
Our segments have additional borrowing availability under certain revolving credit facilities as summarized below.

September 30, 2017
(in millions)
Automotive	$456
Energy	419
Railcar	200
Food Packaging	8
Home Fashion	24
$1,107
Subsidiary Common Stock Dividends and Distributions
For the nine months ended September 30, 2017, we received $107 million in dividends from CVR Energy. Subsequent to September 30, 2017, CVR Energy and CVR Refining declared a quarterly dividend and distribution, respectively, which will result in an additional aggregate $41 million in dividends and distributions paid to us in the fourth quarter of 2017.
For the nine months ended September 30, 2017, we received $65 million in aggregate dividends and distributions from our Railcar segment. Subsequent to September 30, 2017, ARI declared a quarterly dividend, which will result in an additional $5 million in dividends paid to us in the fourth quarter of 2017.
For the nine months ended September 30, 2017, we received $258 million in net distributions from our Real Estate segment.

Sale of Las Vegas Development Property
In August 2017, our Real Estate segment sold a development property in Las Vegas, Nevada for $600 million, resulting in a pretax gain on disposition of assets of $456 million. The transaction included cash proceeds from the sale of $225 million and two tranches of seller financing totaling $375 million (including a $345 million first-lien mortgage and a $30 million second-lien mortgage).
Accounts Receivable, Net
Federal-Mogul's subsidiaries in Brazil, Canada, France, Germany, Italy, and the United States are party to accounts receivable factoring and securitization facilities. Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," to the condensed consolidated financial statements for further information.
Subsidiary Stock Repurchases
On July 28, 2015, ARI's board of directors authorized the repurchase of up to $250 million of its outstanding common stock (the "ARI Stock Repurchase Program"). ARI did not repurchase shares of its common stock during the nine months ended September 30, 2017. Prior to 2017, an aggregate $86 million was repurchased under the ARI Stock Repurchase Program.
On July 31, 2015, Tropicana's board of directors authorized the repurchase of up to $50 million of its outstanding common stock and on February 22, 2017, an additional $50 million was authorized for repurchase (the "Tropicana Stock Repurchase Program"). During the nine months ended September 30, 2017, Tropicana repurchased shares of its common stock aggregating $36 million in connection with a tender offer commenced by Icahn Enterprises and Tropicana. Prior to 2017, an aggregate $43 million was repurchased under the Tropicana Stock Repurchase Program.
Subsidiary Payments to Acquire Businesses
During the nine months ended September 30, 2017, our Automotive segment acquired several automotive services businesses for an aggregate purchase price of $74 million, net of cash acquired. Additionally, subsequent to September 30, 2017, our Automotive segment acquired an automotive services business for a purchase price of $120 million, net of cash acquired.
During the nine months ended September 30, 2017, our Food Packaging segment acquired a casings business for a purchase price of $31 million, net of cash acquired.

Consolidated Cash Flows
Our Holding Company's cash flows are generally driven by payments and proceeds associated with our senior unsecured debt obligations and payments and proceeds associated with equity transactions with Icahn Enterprises' depositary unitholders. Additionally, our Holding Company's cash flows may include various investment transactions, including acquisitions and dispositions of businesses, including proceeds from the ARL Initial Sale. Our Investment segment's cash flows are primarily driven by investment transactions, which are included in net cash flows from operating activities due to the nature of its business, as well as contributions and distributions from Mr. Icahn and his affiliates (including Icahn Enterprises and Icahn Enterprises Holdings), which are included in net cash flow from financing activities. Our other operating segments' cash flows are driven by the activities and performance of each business, which is included in the discussion below. The following table summarizes consolidated cash and cash equivalents as of September 30, 2017 and cash flow information for the nine months ended September 30, 2017 and 2016 for Icahn Enterprises' reporting segments and our Holding Company:

	September 30, 2017	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Cash and Cash Equivalents	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
		Operating Activities	Investing Activities	Financing Activities	Operating Activities	Investing Activities	Financing Activities
	(in millions)
Holding Company	$484	$(335)	$148	$446	$(253)	$233	$46
Investment	17	(1,596)	—	1,600	556	—	(552)

Other Operating Segments:
Automotive	366	118	(401)	293	394	(261)	52
Energy	849	327	(81)	(133)	219	(172)	(49)
Railcar	106	185	(107)	(268)	320	(232)	(412)
Gaming	125	103	(28)	(194)	63	(34)	44
Metals	14	2	(4)	11	(14)	(1)	7
Mining	17	16	(27)	14	(2)	(12)	2
Food Packaging	18	15	(46)	9	24	(11)	(3)
Real Estate	41	59	219	(261)	21	3	(30)
Home Fashion	1	(3)	(4)	6	(6)	(8)	2
Other operating segments	1,537	822	(479)	(523)	1,019	(728)	(387)
Total before eliminations	2,038	(1,109)	(331)	1,523	1,322	(495)	(893)
Eliminations(1)	—	—	665	(665)	—	(1,172)	1,172
Consolidated	$2,038	$(1,109)	$334	$858	$1,322	$(1,667)	$279
(1) Eliminations in the table above relate to our Holding Company's transactions with our Investment and other operating segments. Our Holding Company's transactions with our Investment and other operating segments are generally reported as cash flows from investing activities by our Holding Company and such transactions are generally reported as cash flows from financing activities by our Investment and other operating segments. During the nine months ended September 30, 2017, our Holding Company had net investment of $1.0 billion in the Investment Funds offset in part by $215 million in net proceeds from our other operating segments. Additionally, our Holding Company repaid a loan to ARL for $120 million classified as financing activities by our Holding Company and investing activities by our Railcar segment for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, our Holding Company had net proceeds from the Investment Funds and our other operating segments aggregating approximately $1.3 billion. Additionally, our Holding Company received loan proceeds from ARL of $125 million classified as financing activities by our Holding Company and investing activities by our Railcar segment for the nine months ended September 30, 2016.
Operating Activities
For the nine months ended September 30, 2017, net cash used in operating activities was primarily driven by our Investment segment and our Holding Company, offset in part by net cash provided by operating activities from our other operating segments, particularly from our Energy, Railcar, Automotive, and Gaming segments. For the nine months ended September 30, 2016, net cash provided by operating activities was primarily driven by our Investment and other operating segments, particularly from our Automotive, Railcar and Energy segments, offset in part by our Holding Company.
Our Investment segment's cash flows from operating activities for the comparable periods were attributable to its net investment transactions. Our Holding Company's cash flows from operating activities for the comparable periods were attributable to our semi-annual interest payments on our senior unsecured notes and certain operating expenses of the Holding Company. Our other operating segments' cash flows from operating activities for the comparable periods were primarily attributable to earnings before non-cash charges. However, the decrease in net cash provided by operating activities from our other operating segments in 2017 compared to 2016 was primarily attributable to changes in operating assets and liabilities.
Investing Activities
For the nine months ended September 30, 2017, our Holding Company had net cash provided by investing activities due to proceeds of approximately $1.3 billion from the ARL Initial Sale and aggregate proceeds from our other operating segments of $215 million. This was offset in part by net investments in the Investment Funds of $1.0 billion and payments to acquire additional outstanding common stock of Federal-Mogul and Tropicana aggregating $349 million during the nine months ended September 30, 2017. For the nine months ended September 30, 2016, our Holding Company had net cash provided by investing activities due to proceeds received from our Investment and other operating segments of approximately $1.3 billion, offset in part by our acquisition of Pep Boys for approximately $1.0 billion.
Our other operating segments had net cash used in investing activities for the nine months ended September 30, 2017 and 2016 primarily due to capital expenditures. For the nine months ended September 30, 2017, capital expenditures at our Automotive segment of $333 million were primarily related to investing in new facilities, upgrading existing products, continuing new product launches and other infrastructure and equipment costs. Our Railcar segment's capital expenditures were $139 million, primarily for railcars for lease and our Gaming and Energy segments had capital expenditures of $83 million and $80 million, respectively. For the nine months ended September 30, 2016 our Railcar segment had capital expenditures of $104 million, primarily for railcars for lease, and our Automotive and Energy segments had capital expenditures of $306 million and $106 million, respectively.
For the nine months ended September 30, 2017, our Railcar segment's net cash used in investing activities also reflects the cash held by ARL at disposition which, when netted with the proceeds from the ARL Initial Sale received by our Holding Company, resulted in net cash proceeds from the ARL Initial Sale in consolidation of approximately $1.2 billion, offset in part by cash received of $120 million from the Holding Company for the repayment of an intercompany loan. Additionally, our Automotive and Food Packaging segments had cash used in investing activities due to certain acquisitions aggregating $105 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, our other operating segments had payments to acquire businesses of $94 million, including our Energy segments acquisition of CVR Nitrogen, LP. in 2016 for $64 million, net of cash acquired. In addition, our Railcar segment's net cash used in investing activities for or the nine months ended September 30, 2016 included a $125 million loan to our Holding Company.
Financing Activities
For the nine months ended September 30, 2017, our Holding Company received proceeds from our rights offing of $612 million (which includes a contribution from our general partner in order to maintain its aggregate 1.99% general partner interest in us) and net proceeds from our senior unsecured debt refinancing of $15 million, offset in part by repayment of an intercompany loan due to ARL of $120 million and by cash distributions on our depositary units of $61 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, our Holding Company received $125 million in proceeds from its intercompany loan from ARL which was offset in part by cash distributions to our depositary unitholders of $81 million.
For the nine months ended September 30, 2017, our Investment segment had net cash provided by financing activities of $1.6 billion, which included our $1.0 billion investment in the Investment Funds as well as $600 million received from Mr. Icahn and his affiliates (excluding us). For the nine months ended September 30, 2016, our Investment segment had net cash used in financing activities of $552 million due to distributions paid to our Holding Company of approximately $1.1 billion, offset in part by net contributions from Mr. Icahn and his affiliates (excluding us) of $498 million.
Our other operating segments had net cash used in financing activities for the nine months ended September 30, 2017 and 2016 primarily due to net debt transactions as well as dividends and distributions to us and to non-controlling interests. Our other operating segments had net cash payments for debt of $237 million and $54 million for the nine months ended September 30, 2017 and 2016, respectively. Additionally, our Energy and Railcar segments had cash payments for dividends and distributions aggregating $210 million and $246 million for the nine months ended September 30, 2017 and 2016, respectively, of which $172 million and $172 million, respectively, was paid to us. For the nine months ended September 30, 2017, our Real Estate segment had net distributions to us of $258 million. Net cash used in financing activities at our other operating segments was offset in part by contributions from us received by our Automotive segment of $220 million for the nine months ended September 30, 2017.

Consolidated Capital Resources
There have been no significant changes to our capital expenditures during the nine months ended September 30, 2017 as compared to the estimated capital expenditures for 2017 as reported in our Annual Report on Form 10-K for the year ended December 31, 2016. Capital expenditures with respect to certain environmental matters are discussed in Note 16, "Commitments and Contingencies," to the condensed consolidated financial statements.
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

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of September 30, 2017, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $902 million, $126 million and $1.5 billion, respectively. However, as of September 30, 2017, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 39% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 61% of the change in fair value.
Foreign Currency Exchange Rate Risk
Our predominant exposure to foreign currency exchange rate risk is related to our Automotive segment and the sensitivities to movements in the foreign currency exchange rate between the Euro and U.S. Dollar.
Automotive
Federal-Mogul issued notes in the amount €1,065 million during the nine months ended September 30, 2017. Federal-Mogul has designated €753 million of these notes as a net investment hedge in certain foreign subsidiaries and affiliates of Federal-Mogul. As such, an adverse change in foreign currency exchange rates will have no effect on earnings. For the portion of the debt not designated as a net investment hedge, Federal-Mogul has other natural hedges in place that will offset any adverse change in foreign currency exchange rates. A 10% adverse change in foreign currency exchange rates between the Euro and U.S. Dollar as of September 30, 2017 would increase the amount of cash required to settle the Euro Notes by approximately $126 million.

Item 4. Controls and Procedures.
As of September 30, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
There were no material changes to our risk factors during the nine months ended September 30, 2017 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 5. Other Information.
The U.S. Attorney’s office for the Southern District of New York recently contacted Icahn Enterprises L.P. seeking production of information pertaining to our and Mr. Icahn’s activities relating to the Renewable Fuels Standard and Mr. Icahn’s role as an advisor to the President. We are cooperating with the request and are providing information in response to the subpoena. The U.S. Attorney’s office has not made any claims or allegations against us or Mr. Icahn. We maintain a strong compliance program and, while no assurances can be made, we do not believe this inquiry will have a material impact on our business, financial condition, results of operations or cash flows.

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

Date: November 3, 2017

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Peter Reck
Peter Reck, Chief Accounting Officer

Date: November 3, 2017