Form 10-K
period 2017-12-31
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2018-03-01
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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
Icahn Enterprises L.P. Yes ☐ No ☒          Icahn Enterprises Holdings L.P. Yes ☐ No ☒
The aggregate market value of Icahn Enterprises' depositary units held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of depositary units on the Nasdaq Global Select Market on such date was $839 million.
As of March 1, 2018, there were 173,576,769 of Icahn Enterprises' depositary units outstanding.

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

FORWARD-LOOKING STATEMENTS
This Report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), or by Public Law 104-67. All statements included in this Report, other than statements that relate solely to historical fact, are “forward-looking statements.” Such statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events, or any statement that may relate to strategies, plans or objectives for, or potential results of, future operations, financial results, financial condition, business prospects, growth strategy or liquidity, and are based upon management’s current plans and beliefs or current estimates of future results or trends. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact.
Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Item 7 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this Report, including under the caption "Risk Factors," under Item 1A of this Report. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2017. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," to the consolidated financial statements, and the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. Mr. Icahn and his affiliates owned approximately 91.0% of Icahn Enterprises' outstanding depositary units as of March 1, 2018.
We conduct our activities in a manner so as not to be deemed an investment company under the Investment Company Act of 1940, as amended ("Investment Company Act"). Generally, this means that we do not invest or intend to invest in securities as our primary business and that no more than 40% of our total assets will be invested in investment securities as such term is defined in the Investment Company Act. In addition, we intend to structure our investments so as to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code of 1986, as amended.
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
We are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment, Automotive, Energy, Railcar, Gaming, Metals, Mining, Food Packaging, Real Estate and Home Fashion, as discussed further below.
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
Today, we are a diversified holding company owning subsidiaries engaged in ten diversified reporting segments. As of December 31, 2017, through our Investment segment, we have significant positions in various investments, which include American International Group, Inc. (AIG), Cheniere Energy Inc. (LNG), Herbalife Ltd. (HLF), Freeport McMoRan Inc. (FCX), Xerox Corporation (XRX), Navistar International Corp. (NAV), Hertz Global Holdings, Inc. (HTZ) and PayPal Holdings, Inc. (PYPL).
Several of our operating businesses started out as investment positions in debt or equity securities, held either directly by us or Mr. Icahn. Those positions ultimately resulted in control or complete ownership of the target company. For example, in 2012, we acquired a controlling interest in CVR Energy, Inc. (‘‘CVR Energy’’), which started out as a position in our Investment segment and is now an operating subsidiary that comprises our Energy segment. The acquisition of CVR Energy, like our other operating subsidiaries, reflects our opportunistic approach to value creation, through which returns may be obtained by, among other things, promoting change through minority positions at targeted companies in our Investment segment or by acquiring control of those target companies that we believe we could run more profitably ourselves.
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
Unlike the individual investor, we have the wherewithal to purchase companies that we feel we can operate more effectively than incumbent management. In addition, through our Investment segment, we are in a position to pursue our activist strategy by purchasing stock or debt positions and trying to promulgate change through a variety of activist approaches, ranging from speaking and negotiating with Boards of Directors and Chief Executive Officers ("CEO") to proxy fights, tender offers and acquiring control. We work diligently to enhance value for all shareholders and we believe that the best way to do this is to make underperforming management teams and Boards of Directors accountable or to replace them.
The Chairman of the Board of Directors of our general partner, Carl C. Icahn, has been an activist investor since 1980. Mr. Icahn believes that the current environment continues to be conducive to activism. Many major companies have substantial amounts of cash. We believe that they are hoarding cash, rather than spending it, because they do not believe investments in their business will translate to earnings.
We believe that one of the best ways for many cash-rich companies to achieve increased earnings is to use their large amounts of excess cash, together with advantageous borrowing opportunities, to purchase other companies in their industries and take advantage of the meaningful synergies that could result. In our opinion, the CEOs and Boards of Directors of undervalued companies that would be acquisition targets are the major road blocks to this logical use of assets to increase value, because we believe those CEOs and Boards of Directors are not willing to give up their power and perquisites, even if they have done a poor job in administering the companies they have been running. In addition, acquirers are often unwilling to undertake the arduous task of launching a hostile campaign. This is precisely the situation in which we believe a strong activist catalyst is necessary.
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
Drive Accountability and Financial Discipline in the Management of our Business.  Our CEO is accountable directly to our Board of Directors of our general partner, including the Chairman, Carl C. Icahn, and has day-to-day responsibility, in consultation with our Chairman, for general oversight of our business segments. We continually evaluate our operating subsidiaries with a view towards maximizing value and cost efficiencies, bringing an owner's perspective to our operating businesses. In each of these businesses, we assemble senior management teams with the expertise to run their businesses and boards of directors to oversee the management of those businesses. Each management team is responsible for the day-to-day operations of its businesses and directly accountable to its board of directors.
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
Segment Information
Icahn Enterprises began as American Real Estate Partners L.P. in 1987 and has grown its portfolio to ten diversified reporting segments, as discussed above. We report segment information based on the various industries in which our businesses operate and the strategies we use to manage them. With the exception of our Investment segment, our operating segments primarily comprise independently operated businesses that we have obtained a controlling interest in through execution of our business strategy. Our Investment segment derives revenues from gains and losses from investment transactions. Our other operating segments derive revenues principally from net sales of various products, primarily within our Automotive and Energy segments, which together accounted for more than 90% of our consolidated net sales for each of the three years ended December 31, 2017. Our other operating segments' revenues are also derived through various other revenue streams which primarily consists of services, leasing and casino operations. Geographically, the majority of our consolidated revenues are derived from customers in the United States. Our Automotive segment accounts for the significant majority of our consolidated revenues derived from customers outside the United States.
Segment and geographic information for our reporting segments as of December 31, 2017 and 2016 and for each of the three years ended December 31, 2017 is presented in Note 13, “Segment and Geographic Reporting,” to the consolidated financial statements. Certain additional information with respect to our segments is discussed below.
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
Investment Strategy
The investment strategy of the Investment Funds is set and led by Mr. Icahn. The Investment Funds seek to acquire securities in companies that trade at a discount to inherent value as determined by various metrics, including replacement cost, break-up value, cash flow and earnings power and liquidation value.
The Investment Funds utilize a process-oriented, research-intensive, value-based investment approach. This approach generally involves three critical steps: (i) fundamental credit, valuation and capital structure analysis; (ii) intense legal and tax analysis of fulcrum issues such as litigation and regulation that often affect valuation; and (iii) combined business valuation analysis and legal and tax review to establish a strategy for gaining an attractive risk-adjusted investment position. This approach focuses on exploiting market dislocations or misjudgments that may result from market euphoria, litigation, complex contingent liabilities, corporate malfeasance and weak corporate governance, general economic conditions or market cycles and complex and inappropriate capital structures.
The Investment Funds are often activist investors ready to take the steps necessary to seek to unlock value, including tender offers, proxy contests and demands for management accountability. The Investment Funds may employ a number of strategies and are permitted to invest across a variety of industries and types of securities, including long and short equities, long and short bonds, bank debt and other corporate obligations, options, swaps and other derivative instruments thereof, risk arbitrage and capital structure arbitrage and other special situations. The Investment Funds invest a material portion of their capital in publicly traded equity and debt securities of companies that they believe to be undervalued by the marketplace. The Investment Funds often take significant positions in the companies in which they invest.
Income
Our Investment segment's income or loss is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Funds allocated to the Investment Funds are based on the net contributions and redemptions by our Holding Company and by Mr. Icahn and his affiliates.

Affiliate Investments
We and Mr. Icahn, along with the Investment Funds, have entered into a covered affiliate agreement, which was amended on March 31, 2011, pursuant to which Mr. Icahn agreed (on behalf of himself and certain of his affiliates, excluding Icahn Enterprises, Icahn Enterprises Holdings and their subsidiaries) to be bound by certain restrictions on their investments in any assets that we deem suitable for the Investment Funds, other than government and agency bonds and cash equivalents, unless otherwise approved by our Audit Committee. In addition, Mr. Icahn and such affiliates continue to have the right to co-invest with the Investment Funds. We have no interest in, nor do we generate any income from, any such co-investments, which have been and may continue to be substantial.
Automotive
We conduct our Automotive segment through our wholly owned subsidiaries Federal-Mogul LLC ("Federal-Mogul") and Icahn Automotive Group LLC ("Icahn Automotive"). Currently, we operate Federal-Mogul independently from Icahn Automotive, however, we generally discuss our automotive businesses together due to the nature of the industry in which they operate and how we manage these businesses in accordance with our investment strategies.
Federal-Mogul
Federal-Mogul is a diversified, global supplier of automotive products to a variety of end markets. In order to improve management's focus for the respective business units, Federal-Mogul is operated with two end-customer focused business units, Powertrain and Motorparts. In January 2017, we increased our ownership in Federal-Mogul from 82% to 100%. In February 2017, Federal-Mogul was converted from a Delaware corporation to a Delaware limited liability company. Prior to this, Federal-Mogul was a majority owned subsidiary of ours with publicly traded common stock.
Products, Services and Customers
Federal-Mogul is engaged in the manufacture and distribution of automotive parts. Federal-Mogul's Powertrain business unit focuses on original equipment powertrain products for automotive, heavy-duty and industrial applications, while its Motorparts business unit sells and distributes a broad portfolio of products in the global vehicle aftermarket, while also serving original equipment manufacturers with vehicle products including brakes, wipers and, to a limited extent, chassis components.
Federal-Mogul's customers consist of automotive light vehicle, medium and heavy-duty commercial vehicle manufacturers as well as agricultural, off-highway, marine, railroad, aerospace, high-performance, power generation and industrial application manufacturers. Federal-Mogul's aftermarket customers include independent warehouse distributors that redistribute products to local parts suppliers, distributors, engine rebuilders, retail parts stores, mass merchants and service chains.
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
Research and Development
Federal-Mogul’s research and development activities are conducted at its technical centers located in the United States and internationally. Each of Federal-Mogul's business units is engaged in engineering and research and development efforts and works closely with customers to develop custom solutions to meet their needs. Total expenditures for research and development activities, including product engineering and validation costs, were $195 million, $192 million and $189 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Intellectual Property
Federal-Mogul holds in excess of 6,500 patents and patent applications on a worldwide basis, of which more than 1,200 have been filed in the United States. Of the approximately 6,500 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to Federal-Mogul.
Federal-Mogul does not materially rely on any single patent, nor will the expiration of any single patent materially affect its business. Federal-Mogul’s current patents expire over various periods into the year 2040. Federal-Mogul is actively introducing and patenting new technology to replace formerly patented technology before the expiration of the existing patents. In the aggregate,

Federal-Mogul’s worldwide patent portfolio is materially important to its business because it enables it to achieve technological differentiation from its competitors.
Federal-Mogul also maintains more than 6,600 active trademark registrations and applications worldwide.
Raw Materials and Suppliers
Federal-Mogul purchases various raw materials and component parts for use in its manufacturing processes, including ferrous and non-ferrous metals, non-metallic raw materials, stampings, castings and forgings. Federal-Mogul has not experienced any significant shortages of raw materials, components or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. Federal-Mogul, along with Icahn Automotive, also purchases parts manufactured by other manufacturers for sale in the aftermarket.
Environmental Regulations
Federal-Mogul's operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on Federal-Mogul's financial position or cash flows in 2017 and are not expected to have a material impact on its financial position or cash flows in 2018.
Icahn Automotive
Icahn Automotive is a wholly owned subsidiary formed by us to invest in and operate businesses involved in automotive repair and maintenance services as well as the distribution and sale of automotive aftermarket parts and accessories to end-user do-it-yourself customers, wholesale distributors, and professional auto mechanics. Icahn Automotive acquired IEH Auto Parts Holding LLC ("IEH Auto") in 2015, The Pep Boys - Manny, Moe & Jack ("Pep Boys") in 2016, the franchise businesses of Precision Tune Auto Care ("Precision Tune") and American Driveline Systems, the franchisor of AAMCO and Cottman Transmission service centers ("American Driveline"), in 2017, and various other businesses in recent years.
Icahn Automotive operates in a highly competitive environment. Icahn Automotive's competitors for automotive service include national and regional chains, automotive dealerships, and local independent service providers. Its competitors for distribution and sales of auto parts and accessories include general, full range and discount retailers, national and regional auto parts retailers, and online retailers which carry automotive parts and accessories. Icahn Automotive believes that its operations in both do-it-for-me and do-it-yourself differentiates it from most of their competitors.
Energy
We conduct our Energy segment through our majority ownership in CVR Energy. CVR Energy is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC") that are publicly available. As of December 31, 2017, we owned 82.0% of the total outstanding common stock of CVR Energy.
CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate ("UAN") and ammonia. CVR Energy has a general partner interest in CVR Refining and CVR Partners and also owns approximately 66.0% of the outstanding common units of CVR Refining and 34.0% of the outstanding common units of CVR Partners as of December 31, 2017. In addition, we directly owned approximately 3.9% of the total outstanding common units of CVR Refining as of December 31, 2017.
On August 2, 2016, we sold 250,000 common units of CVR Refining. As a result of this transaction, we and our affiliates collectively own 69.99% of CVR Refining. Pursuant to CVR Refining’s partnership agreement, in certain circumstances, the general partner of CVR Refining has the right to purchase all, but not less than all, of CVR Refining's common units held by unaffiliated unit holders at a price not less than their then-current market price, as calculated pursuant to the terms of such partnership agreement (the “CVR Refining Call Right”). Pursuant to the terms of the partnership agreement, because our holdings were reduced to less than 70.0%, the ownership threshold for the application of such CVR Refining Call Right was permanently reduced from 95% to 80%. Accordingly, if at any time the general partner of CVR Refining and its affiliates owns more than 80% of CVR Refining's common units, it will have the right, but not the obligation, to exercise such CVR Refining Call Right.
Products, Raw Materials and Supply
CVR Refining has the capability to process a variety of crude oil blends. CVR Refining's oil refineries in Coffeyville, Kansas and Wynnewood, Oklahoma have a combined capacity of approximately 185,000 barrels per calendar day, representing approximately 23% of the region's refining capacity. Crude oil is supplied to its refineries through a wholly-owned gathering system and by owned, leased and joint venture pipelines. Petroleum refining product yield includes gasoline, diesel fuel, pet coke and other refined products such as natural gas liquids, asphalt and jet fuel among other products.
CVR Partners produces and distributes nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. The principal products are UAN and ammonia. CVR Partners' Coffeyville, Kansas facility uses pet coke to produce nitrogen fertilizer and is supplied primarily by its adjacent crude oil refinery pursuant to a renewable long-term agreement with CVR Refining. Historically, the Coffeyville nitrogen fertilizer plant has obtained the remainder of its pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. CVR Partners' East Dubuque, Illinois facility uses natural gas to produce nitrogen fertilizer. The East Dubuque facility is able to purchase natural gas at competitive prices due to its connection to the Norther Natural Gas interstate pipeline system, which is within one mile of the facility, and the ANR Pipeline Company pipeline.
Customers, Marketing and Distribution
Customers for CVR Refining's products primarily include retailers, railroads, and farm cooperatives and other refiners/marketers in Group 3 of the PADD II region because of their relative proximity to the refineries and pipeline access. CVR Refining sells bulk products to long-standing customers at spot market prices based on a Group 3 basis differential to prices quoted on the New York Mercantile Exchange, which are reported by industry market-related indices such as Platts and Oil Price Information Service. CVR Refining's rack sales are at posted prices that are influenced by competitor pricing and Group 3 spot market differentials. Additionally, CVR Refining supplies jet fuel to the U.S. Department of Defense. For the year ended December 31, 2017, one customer accounted for approximately 19% of CVR Refining's net sales and approximately 52% of CVR Refining's net sales were made to its ten largest customers.
CVR Refining sells and distributes directly to its customers by tanker truck and railcar and also at throughput terminals on the refined products distribution systems of Magellan Midstream Partners, L.P. ("Magellan") and NuStar Energy, L.P ("NuStar"). CVR Refining focuses its marketing efforts in the central mid-continent area because of its relative proximity to its refineries and pipeline access and the southern portion of the Magellan system which covers all of Oklahoma, parts of Arkansas as well as eastern Missouri, and all other Magellan terminals. CVR Refining also has access to the Rocky Mountain area as well as the Texas markets and some adjoining states with pipeline connections. CVR Refining also makes bulk sales (sales into third-party pipelines) into the mid-continent markets and other destinations utilizing the product pipeline networks owned by Magellan, Enterprise Products Partners, L.P. and NuStar. The outbound Enterprise Pipeline Red Line provides CVR Refining with access to the NuStar Refined Products Pipeline system. This allows gasoline and ultra-low sulfur diesel product sales from Kansas up into North Dakota.
CVR Partners sells UAN products to retailers and distributors. In addition, it sells ammonia to agricultural and industrial customers. CVR Partners' primary markets for its products are in Illinois, Iowa, Kansas, Nebraska and Texas. Its products are primarily distributed by truck or by railcar. Given the nature of its business, and consistent with industry practice, CVR Partners does not have long-term minimum purchase contracts with most of its agricultural customers.
Competition
CVR Energy's petroleum business competes primarily on the basis of price, reliability of supply, availability of multiple grades of products and location. The principal competitive factors affecting its refining operations are cost of crude oil and other feedstock costs, refinery complexity, refinery efficiency, refinery product mix and product distribution and transportation costs. The location of the refineries provides the petroleum business with a reliable supply of crude oil and a transportation cost advantage over its competitors. The petroleum business primarily competes against five refineries operated in the mid-continent region. In addition to these refineries, the refineries compete against trading companies, as well as other refineries located outside the region that are linked to the mid-continent market through an extensive product pipeline system. These competitors include refineries located near the Gulf Coast and the Texas panhandle region. The petroleum business refinery competition also includes branded, integrated and independent oil refining companies, such as Phillips 66 Company, HollyFrontier Corporation, CHS Inc., Valero Energy Corporation and Flint Hills Resources LLC.
The nitrogen fertilizer business has experienced, and expect to continue to meet, significant levels of competition from current and potential competitors, many of whom have significantly greater financial and other resources. Competition in the nitrogen fertilizer industry is dominated by price considerations. However, during the spring and fall application seasons, farming activities intensify and delivery capacity is a significant competitive factor. Domestic competition is intense due to customers' sophisticated buying tendencies and competitor strategies that focus on cost and service. The nitrogen fertilizer business also encounters competition from producers of fertilizer products manufactured in foreign countries. In certain cases, foreign producers of fertilizer who export to the United States may be subsidized by their respective governments.

Environmental Regulations
CVR Energy's petroleum and nitrogen fertilizer businesses are subject to extensive and frequently changing federal, state and local, environmental, health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, and the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline and diesel fuels. These laws and regulations, their underlying regulatory requirements and the enforcement thereof impact the petroleum business and operations and the nitrogen fertilizer business and operations by imposing:

•	restrictions on operations or the need to install enhanced or additional controls;

•	the need to obtain and comply with permits, licenses and authorizations;

•	liability for the investigation and remediation of contaminated soil and groundwater at current and former facilities (if any) and for off-site waste disposal locations; and

•	specifications for the products marketed by the petroleum business and the nitrogen fertilizer business, primarily gasoline, diesel fuel, UAN and ammonia.
CVR Energy's operations require numerous permits, licenses and authorizations. Failure to comply with these permits or environmental laws and regulations could result in fines, penalties or other sanctions or a revocation of CVR Energy's permits. In addition, the laws and regulations to which CVR Energy is subject to are often evolving and many of them have become more stringent or have become subject to more stringent interpretation or enforcement by federal or state agencies. These laws and regulations could result in increased capital, operating and compliance costs.
CVR Energy's businesses are also subject to, or impacted by, various other environmental laws and regulations such as the federal Clean Air Act, the federal Clean Water Act, release reporting requirements relating to the release of hazardous substances into the environment, certain fuel regulations, renewable fuel standards, as discussed below, and various other laws and regulations.
Renewable Fuel Standards
CVR Refining is subject to the Renewable Fuel Standard which requires refiners to either blend "renewable fuels" with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. See Item 1A, "Risk Factors" and Note 17, "Commitments and Contingencies," to the consolidated financial statements for further discussion.
Safety, Health and Security Matters
CVR Energy is subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Act ("OSHA") and comparable state statutes, the purpose of which are to protect the health and safety of workers. CVR Energy is also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.
CVR Energy operates a comprehensive safety, health and security program, with participation by employees at all levels of the organization. They have developed comprehensive safety programs aimed at preventing OSHA recordable incidents. Despite CVR Energy's efforts to achieve excellence in its safety and health performance, there can be no assurances that there will not be accidents resulting in injuries or even fatalities. CVR Energy routinely audits its programs and considers improvements in its management systems.
Railcar
We conduct our Railcar segment through our majority ownership interest in American Railcar Industries, Inc. ("ARI") and, prior to June 1, 2017, our wholly owned subsidiary American Railcar Leasing, LLC ("ARL"). As of December 31, 2017, we owned approximately 62.2% of the total outstanding common stock of ARI. ARI is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC that is publicly available. As discussed below, we sold ARL during 2017.
ARI is a prominent North American designer and manufacturer of hopper and tank railcars that provides its railcar customers with integrated solutions through a comprehensive set of high-quality products and related services through its railcar manufacturing, railcar leasing and railcar repair operations.
ARI sells and markets its products and services in North America. ARI's primary customers include those that use railcars for freight transport, or shippers, leasing companies, industrial companies and Class I railroads. For the year ended December 31, 2017, one customer accounted for approximately 15% of ARI's net sales and other revenues from operations and ARI's top ten customers accounted for approximately 59% of such revenues.

During 2017, we sold ARL and its fleet of more than 34,000 railcars to SMBC Rail Services, LLC ("SMBC Rail") for cash based on a value of approximately $3.3 billion, prior to repaying, or assigning to SMBC Rail, applicable indebtedness of ARL.
Regulations
The industries in which ARI operates are subject to extensive regulation by various governmental, regulatory and industry authorities and by federal, state, local and foreign authorities. The primary regulatory and industry authorities involved in the regulation of the railcar industry in the U.S. and Canada are the Federal Railroad Administration ("FRA"), the Association of American Railroads ("AAR"), U.S. Department of Transportation ("USDOT") and Transport Canada ("TC"). The FRA administers and enforces U.S. Federal laws and regulations relating to railroad safety. These regulations govern equipment and safety compliance standards for railcars and other rail equipment used in interstate commerce. The AAR promulgates a wide variety of rules and regulations governing safety and design of equipment, relationships among railroads with respect to railcars in interchange and other matters. The AAR also certifies railcar manufacturers and component manufacturers that provide equipment for use on railroads in North America. New products must generally undergo AAR testing and approval processes. In addition, their railcar and railcar component manufacturing facilities must be certified annually by the AAR, and products that they sell must meet AAR and FRA standards. ARI must comply with the rules of the USDOT and they are subject to oversight by TC that also requires compliance.
Future regulatory developments, such as ARI’s failure to achieve, maintain or renew required certifications, new regulations or changes to existing regulations, modified interpretations of existing regulations, enhanced regulatory investigation, stricter regulatory enforcement, or any determination that our processes or products are not in compliance with applicable regulations, could result in increased compliance and other costs, governmental or administrative fines, penalties, or proceedings, private litigation, product recalls, or plant shut-downs, any of which could have a material adverse effect on ARI’s operations, reputation, financial condition and results of operations.
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana Entertainment Inc. ("Tropicana"), and our wholly owned subsidiary, Trump Entertainment Resorts Inc. ("TER") which we acquired out of bankruptcy in 2016. Tropicana is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC that are publicly available. During August 2017, we increased our ownership in Tropicana from 72.5% to 83.9% through a tender offer for additional shares of Tropicana common stock not already owned by us.
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
Governmental and Gaming Regulations
The ownership and operation of our Gaming segment's facilities are subject to the laws and regulations of each of the six states in which it operates as well as in Aruba where Tropicana operates a small casino. Gaming laws generally are based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local revenues derived through taxes and licensing fees imposed on the gaming industry participants as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish procedures to ensure that participants in the gaming industry meet certain standards of character and fitness. Typically, a jurisdiction's regulatory environment is established by statute and is administered by a regulatory agency with broad discretion to regulate, among other things, the affairs of owners, managers and persons with financial interests in gaming operations.
Our Gaming segment is also subject to other laws and regulations including, but not limited to, various licensing requirements, reporting and record keeping requirements, findings of suitability, permits and review and approval of certain transactions by appropriate authorities. Changes to laws or regulations, or changes to how laws or regulations are interpreted, may have a material adverse effect on our gaming operations.
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

Mining
We conduct our Mining segment through our majority ownership in Ferrous Resources Ltd ("Ferrous Resources"). We obtained control of and consolidated the results of Ferrous Resources during the second quarter of 2015. As of December 31, 2017, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources. Ferrous Resources acquired certain rights to iron ore mineral resources in Brazil and develops mining operations and related infrastructure to produce and sell iron ore products to the global steel industry.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). As of December 31, 2017, we owned approximately 74.6% of the total outstanding common stock of Viskase. Viskase is a worldwide leader in the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry.
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
Home Fashion
We conduct our Home Fashion segment through our wholly owned subsidiary, WestPoint Home LLC (“WPH”). We acquired a controlling interest in WPH, previously known as WestPoint International, Inc., out of bankruptcy during 2005 and became sole owner of WPH in 2011. WPH's business consists of manufacturing, sourcing, marketing, distributing and selling home fashion consumer products, which primarily include bedding products and towels.
Holding Company
We seek to invest our available cash and cash equivalents in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses. As of December 31, 2017, we had investments with a fair market value of approximately $3.0 billion in the Investment Funds. In addition, as of December 31, 2017, our Holding Company had various other investments with a fair market value of $384 million.
Employees
We have an aggregate of 34 employees at our Holding Company and Investment segment. Our other reporting segments employ an aggregate of approximately 89,000 employees, of which approximately 81% are employed within our Automotive segment. Approximately 51% of our employees are employed internationally, primarily within our Automotive segment.
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

Item 1A. Risk Factors.
We and our subsidiaries are subject to certain risks and uncertainties which are described below. The risks and uncertainties described below are not the only risks that affect our businesses. Additional risks and uncertainties that are unknown or not deemed significant may also have a negative impact on our businesses.
Risks Relating to Our Structure
Our general partner, and its control person, has significant influence over us.
Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises and Icahn Enterprises Holdings, and approximately 91.0% of Icahn Enterprises' outstanding depositary units as of December 31, 2017, and, as a result, has the ability to influence many aspects of our operations and affairs.
Mr. Icahn’s estate has been designed to assure the stability and continuation of Icahn Enterprises with no need to monetize his interests for estate tax or other purposes. In the event of Mr. Icahn’s death, control of Mr. Icahn’s interests in Icahn Enterprises and its general partner will be placed in charitable and other trusts under the control of senior Icahn Enterprises' executives and Icahn family members. However, there can be no assurance that such planning will be effective.
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
Because we are a holding company and a significant portion of our assets may, from time to time, consist of investments in companies in which we own less than a 50% interest, we run the risk of inadvertently becoming an investment company that is required to register under the Investment Company Act. In addition, events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in our inadvertently becoming an investment company that is required to register under the Investment Company Act.
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
We may structure transactions in a less advantageous manner to avoid becoming subject to the Investment Company Act.
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
We may become taxable as a corporation if we are no longer treated as a partnership for federal income tax purposes.
We believe that we have been and are properly treated as a partnership for federal income tax purposes. This allows us to pass through our income and deductions to our partners. However, the Internal Revenue Service could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code, as amended. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, oil and gas revenues, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was “qualifying” income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute “qualifying” income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. If less than 90% of our gross income constitutes “qualifying” income, we may be subject to corporate tax on our net income plus possible state taxes. Further, if less than 90% of our gross income constituted “qualifying” income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we become required to register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes. The cost of paying federal and possibly state income tax, either for past years or going forward could be a significant liability and would reduce our funds available to make distributions to holders of units, and to make interest and principal payments on our debt securities. To meet the “qualifying” income test, we may structure transactions in a manner which is less advantageous than if this were not a consideration, or we may avoid otherwise economically desirable transactions.
We may be negatively impacted by the potential for changes in tax laws.
Our investment strategy considers various tax related impacts. Past or future legislative proposals have been or may be introduced that, if enacted, could have a material and adverse effect on us. For example, past proposals have included taxing publicly traded partnerships, such as us, as corporations and introducing substantive changes to the definition of “qualifying” income, which could make it more difficult or impossible to for us to meet the exception that allows publicly traded partnerships generating “qualifying” income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes. We currently cannot predict the outcome of such legislative proposals, including, if enacted, their impact on our operations and financial position.
We May Be Adversely Affected by Comprehensive Tax Reform.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Legislation) was signed into law. The Tax Legislation contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, substantial changes to the taxation of foreign earnings, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Legislation is uncertain, and our results of operations, cash flows and financial conditions could be adversely affected.
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
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 91.0% of Icahn Enterprises' outstanding depositary units as of December 31, 2017. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates and our ownership of more than 80% in certain of our subsidiaries, we and certain of our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF Industries LLC ("ACF"), a related party in which Mr. Icahn has a direct ownership interest exceeding 80%, and Federal-Mogul are the sponsors of several pension plans in our controlled group. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2017 and 2016. If the plans were voluntarily terminated, they would be underfunded by approximately $424 million and $613 million as of December 31, 2017 and 2016, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
We are a limited partnership organized under the laws of the state of Delaware. Under the federal rules of civil procedure, you may not be able to sue us in federal court on claims other than those based solely on federal law, because of lack of complete diversity. Case law applying diversity jurisdiction deems us to have the citizenship of each of our limited partners. Because we are a publicly traded limited partnership, it may not be possible for you to sue us in a federal court because we have citizenship in all 50 U.S. states and operations in many states. Accordingly, you will be limited to bringing any claims in state court.

Risks Relating to Liquidity and Capital Requirements
We are a holding company and depend on the businesses of our subsidiaries to satisfy our obligations.
We are a holding company. In addition to cash and cash equivalents, U.S. government and agency obligations, marketable equity and debt securities and other short-term investments, our assets consist primarily of investments in our subsidiaries. Moreover, if we make significant investments in new operating businesses, it is likely that we will reduce our liquid assets and those of Icahn Enterprises Holdings in order to fund those investments and the ongoing operations of our subsidiaries. Consequently, our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units likely will depend on the cash flow of our subsidiaries and the payment of funds to us by our subsidiaries in the form of dividends, distributions, loans or otherwise.
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
The terms of certain borrowing agreements of our subsidiaries, or other entities in which we own equity, may restrict dividends, distributions or loans to us. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt and to make distributions on our depositary units will be limited.
To service our indebtedness, we will require a significant amount of cash. Our ability to maintain our current cash position or generate cash depends on many factors beyond our control.
Our ability to make payments on and to refinance our indebtedness, and to fund operations will depend on existing cash balances and our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Our current businesses and businesses that we acquire may not generate sufficient cash to service our outstanding indebtedness. In addition, we may not generate sufficient cash flow from operations or investments and future borrowings may not be available to us in an amount sufficient to enable us to service our outstanding indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our outstanding indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our outstanding indebtedness on commercially reasonable terms or at all.
Our failure to comply with the covenants contained under any of our debt instruments, including the Indentures (including our failure to comply as a result of events beyond our control), could result in an event of default that would materially and adversely affect our financial condition.
Our failure to comply with the covenants under any of our debt instruments (including our failure to comply as a result of events beyond our control) may trigger a default or event of default under such instruments. If there were an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. In addition, any event of default or declaration of acceleration under one debt instrument could result in an event of default and declaration of acceleration under one or more of our other debt instruments, including the exchange notes. It is possible that, if the defaulted debt is accelerated, our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments and we cannot assure you that we would be able to refinance or restructure the payments on those debt securities.
We may not have sufficient funds necessary to finance a change of control offer that may be required by the indentures governing our senior notes.
If Mr. Icahn were to sell, or otherwise transfer, some or all of his interests in us to an unrelated party or group, a change of control could be deemed to have occurred under the terms of the indentures governing our senior notes, which would require us to offer to repurchase all outstanding senior notes at 101% of their principal amount plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes.
We have made significant investments in the Investment Funds and negative performance of the Investment Funds may result in a significant decline in the value of our investments.
As of December 31, 2017, we had investments in the Investment Funds with a fair market value of approximately $3.0 billion, which may be accessed on short notice to satisfy our liquidity needs. However, if the Investment Funds experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.
Future cash distributions to Icahn Enterprises' unitholders, if any, can be affected by numerous factors.
While we made cash distributions to Icahn Enterprises' unitholders in each of the four quarters of 2017, the payment of future distributions will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered.
Our ability to pay distributions will depend on numerous factors, including the availability of adequate cash flow from operations; the proceeds, if any, from divestitures; our capital requirements and other obligations; restrictions contained in our financing arrangements, including the indentures governing our senior notes; and our issuances of additional equity and debt securities. The availability of cash flow in the future depends as well upon events and circumstances outside our control, including prevailing economic and industry conditions and financial, business and similar factors. No assurance can be given that we will be able to make distributions or as to the timing of any distribution. Even if distributions are made, there can be no assurance that holders of depositary units will not be required to recognize taxable income in excess of cash distributions made in respect of the period in which a distribution is made.

Risks Relating to All of Our Businesses
General
All of our businesses are subject to the effects of the following:

•	the threat of terrorism or war;

•	loss of any of our or our subsidiaries' key personnel;

•	the unavailability, as needed, of additional financing;

•	the unavailability of insurance at acceptable rates; and

•	litigation not in the ordinary course of business (see Item 3, "Legal Proceedings," of this Report).
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
We and our subsidiaries are subject to cybersecurity and other technological risks that could disrupt our information technology systems and adversely affect our financial performance.
Threats to information technology systems associated with cybersecurity and other technological risks and cyber incidents or attacks continue to grow. We and our subsidiaries depend on the accuracy, capacity and security of our information technology systems and those used by our third-party service providers. In addition, we and our subsidiaries collect, process and retain sensitive and confidential information in the normal course of business, including information about our employees, customers and other third parties. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities, systems, and networks, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, employee misconduct, malicious attacks, acts of vandalism or other events. In addition, hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could result in security breaches or disruptions. These events or any other disruption or compromise of our or our third-party service providers’ information technology systems could negatively impact our business operations or result in the misappropriation, loss or other unauthorized disclosure of sensitive and confidential information. Such events could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect our results of operations, any of which could adversely affect our financial performance.
We or our subsidiaries may pursue acquisitions or other affiliations that involve inherent risks, any of which may cause us not to realize anticipated benefits, and we may have difficulty integrating the operations of any companies that may be acquired, which may adversely affect its operations.
We may expand our existing businesses if appropriate opportunities are identified, as well as use our established businesses as a platform for additional acquisitions in the same or related areas. We and our operating subsidiaries have at times grown through acquisitions and may make additional acquisitions in the future as part of our business strategy. The full benefits of these acquisitions, however, require integration of manufacturing, administrative, financial, sales, and marketing approaches and personnel. We may not realize the anticipated benefits of any such acquisition. If we or our operating subsidiaries are unable to successfully integrate acquired businesses, we may not realize the benefits of the acquisitions, our financial results may be negatively affected, and additional cash may be required to integrate such operations. Additionally, any such acquisition, if consummated, could involve risks not presently faced by us.
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

Risks Relating to the Investment Segment
Our investments may be subject to significant uncertainties.
Our investments may not be successful for many reasons, including, but not limited to:

•	fluctuations of interest rates;

•	lack of control in minority investments;

•	worsening of general economic and market conditions;

•	lack of diversification;

•	lack of success of the Investment Funds' activist strategies;

•	fluctuations of U.S. dollar exchange rates; and

•	adverse legal and regulatory developments that may affect particular businesses.

The historical financial information for the Investment Funds is not necessarily indicative of its future performance.
Our Investment segment's financial information is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company and by Mr. Icahn and his affiliates. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment's results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Additionally, future returns may be affected by additional risks, including risks of the industries and businesses in which a particular fund invests.
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
Successful execution of our activist investment activities involves many risks, certain of which are outside of our control.
The success of our investment strategy may require, among other things: (i) that we properly identify companies whose securities prices can be improved through corporate and/or strategic action or successful restructuring of their operations; (ii) that we acquire sufficient securities of such companies at a sufficiently attractive price; (iii) that we avoid triggering anti-takeover and regulatory obstacles while aggregating our positions; (iv) that management of portfolio companies and other security holders respond positively to our proposals; and (v) that the market price of portfolio companies' securities increases in response to any actions taken by the portfolio companies. We cannot assure you that any of the foregoing will succeed.
The success of the Investment Funds depends upon the ability of our Investment segment to successfully develop and implement investment strategies that achieve the Investment Funds' objectives. Subjective decisions made by employees of our Investment segment may cause the Investment Funds to incur losses or to miss profit opportunities on which the Investment Funds would otherwise have capitalized. In addition, in the event that Mr. Icahn ceases to participate in the management of the Investment Funds, the consequences to the Investment Funds and our interest in them could be material and adverse and could lead to the premature termination of the Investment Funds.
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
The Investment Funds seek to invest in securities that are undervalued. The identification of investment opportunities in undervalued securities is challenging, and there are no assurances that such opportunities will be successfully recognized or acquired. While investments in undervalued securities offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial losses. Returns generated from the Investment Funds' investments may not adequately compensate for the business and financial risks assumed.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"), enacted into law in July 2010, resulted in regulations affecting almost every part of the financial services industry.
The regulatory environment in which our Investment segment operates is subject to further regulation in addition to the rules already promulgated, including the Reform Act. Our Investment segment may be adversely affected by the enactment of new or revised regulations, or changes in the interpretation or enforcement of rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Such changes may limit the scope of investment activities that may be undertaken by the Investment Funds' managers. Any such changes could increase the cost of our Investment segment doing business and/or materially adversely impact its profitability. Additionally, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges have taken and are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Investment Funds and the Investment segment could be substantial and adverse.
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

•
The Investment Funds may effect transactions through over-the-counter or inter-dealer markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of exchange-based markets. This exposes the Investment Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Investment Fund to suffer a loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Investment Funds have concentrated its transactions with a single or small group of its counterparties. The Investment

Funds are not restricted from dealing with any particular counterparty or from concentrating any or all of the Investment Funds' transactions with one counterparty.

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

Risks Relating to our Consolidated Operating Subsidiaries
We need qualified personnel to manage and operate our various businesses.
In our decentralized business model, we need qualified and competent management to direct day-to-day business activities of our operating subsidiaries. Our operating subsidiaries also need qualified and competent personnel in executing their business plans and serving their customers, suppliers and other stakeholders. Changes in demographics, training requirements and the unavailability of qualified personnel could negatively impact one or more of our significant operating subsidiaries ability to meet demands of customers to supply goods and services. Recruiting and retaining qualified personnel is important to all of our operations. Although we have adequate personnel for the current business environment, unpredictable increases in demand for goods and services may exacerbate the risk of not having sufficient numbers of trained personnel, which could have a negative impact on our operating results, financial condition and liquidity.
Changes in regulations and regulatory actions can adversely affect our operating results and our ability to allocate capital.
In recent years, partially in response to financial markets crises, global economic recessions, and social and environmental issues, regulatory initiatives have accelerated in the United States and abroad. Such initiatives address for example, the regulation of banks and other major financial institutions, environmental and global-warming matters and health care reform. These initiatives impact our operating subsidiaries, particularly those within our Automotive, Energy and Railcar segments. Increased regulatory compliance costs could have a significant negative impact on our financial results however, we cannot predict whether such initiatives will have a material adverse impact on our consolidated financial position, results of operations or cash flows. Additionally, our Gaming segment is also subject to potential changes in legislation and regulations that may negatively impact its business. From time to time, legislators and special interest groups propose legislation that would expand, restrict, or prevent gaming operations in the jurisdictions in which we operate and in neighboring jurisdictions. Such changes may have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Environmental laws and regulations could require our operating subsidiaries to make substantial capital expenditures to remain in compliance or to remediate current or future contamination that could give rise to material liabilities.
Several of our subsidiaries are subject to a variety of federal, state and local environmental laws and regulations relating to the protection of the environment, including those governing the emission or discharge of pollutants into the environment, product specifications and the generation, treatment, storage, transportation, disposal and remediation of solid and hazardous wastes. Violations of these laws and regulations or permit conditions can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations and/or facility shutdowns.
In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations or other developments could require our businesses to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. These expenditures or costs for environmental compliance could have a material adverse effect on our operating subsidiaries’ results of operations, financial condition and profitability. Certain of our subsidiaries' facilities operate under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. These permits, licenses, approvals, limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval, limit or standard. Non-compliance or incomplete documentation of our subsidiaries' compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, there may be times when certain of our subsidiaries are unable to meet the standards and terms and conditions of our permits, licenses and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on their ability to operate their facilities and accordingly on our consolidated financial position, results of operations or cash flows. Refer to Note 17, "Commitments and Contingencies," to the consolidated financial statements for additional discussion of environmental matters affecting our businesses.
If sufficient Renewable Identification Numbers (RINs) are unavailable for purchase or if our Energy segment’s petroleum business has to pay a significantly higher price for RINs, or if its petroleum business is otherwise unable to meet Renewable Fuel Standard mandates, our financial condition and results of operations could be materially adversely affected.
The Environmental Protection Agency ("EPA") has promulgated the Renewable Fuel Standards ("RFS"), which requires refiners to either blend "renewable fuels," such as ethanol and biodiesel, into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. Under the RFS, the volume of renewable fuels that refineries like Coffeyville and Wynnewood are obligated to blend into their finished petroleum products is adjusted annually by the EPA. The petroleum business is not able to blend the substantial majority of its transportation fuels, so it has to purchase RINs on the open market as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. The price of RINs has been extremely volatile as the EPA's proposed renewable fuel volume mandates approached and exceeded the "blend wall." The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume ("E10 gasoline") is blended into transportation fuel.
In December 2015, 2016, and 2017, the EPA published in the Federal Register final rules establishing the renewable fuel volume mandates for 2016, 2017, and 2018, and the biomass-based diesel volume mandates for 2017, 2018, and 2019, respectively. The volumes included in the EPA's final rules increased each year, but were lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. The EPA used its waiver authorities to lower the volumes, but its decision to do so for the 2014-2016 compliance years was challenged in the U.S. Court of Appeals for the District of Columbia Circuit. In July 2017, the court vacated the EPA’s decision to reduce the renewable volume obligation for 2016 under one of its waiver authorities, and remanded the rule to the EPA for further reconsideration. The EPA has not yet reproposed the 2016 renewable volume obligations. The EPA also has articulated a policy that high RINs prices incentivize additional investments in renewable fuel blending and distribution infrastructure.
The petroleum business cannot predict the future prices of RINs or waiver credits. The price of RINs has been extremely volatile over the last year. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at the refineries and downstream terminals, all of which can vary significantly from period to period. However, the costs to obtain the necessary number of RINs and waiver credits could be material, if the price for RINs increases. Additionally, because the petroleum business does not produce renewable fuels, increasing the volume of renewable fuels that must be blended into its products displaces an increasing volume of the refineries' product pool, potentially resulting in lower earnings and materially adversely affecting the petroleum business' cash flows. If the demand for the petroleum business' transportation fuel decreases as a result of the use of increasing volumes of renewable fuels, increased fuel economy as a result of new EPA fuel economy standards, or other factors, the impact on its business could be material. If sufficient RINs are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA's RFS mandates, its business, financial condition and results of operations could be materially adversely affected.
The price volatility of crude oil and other feedstocks, refined products and utility services may have a material adverse effect on our financial results.
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
Refining margins are also impacted by domestic and global refining capacity. Downturns in the economy reduce the demand for refined fuels and, in turn, generate excess capacity. In addition, the expansion and construction of refineries domestically and globally can increase refined fuel production capacity. Excess capacity can adversely impact refining margins, earnings and cash flows. The Arabian Gulf and Far East regions added refining capacity in 2015, 2016 and 2017.
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
Commodity derivative contracts, particularly with respect to our Energy segment, may limit our potential gains, exacerbate potential losses and involve other risks.
Our Energy segment’s petroleum business may enter into commodity derivatives contracts to mitigate crack spread risk with respect to a portion of its expected refined products production. However, its hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including its failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of its hedging arrangements to produce the anticipated results. The petroleum business may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit its ability to benefit from favorable changes in margins. In addition, the petroleum business' hedging activities may expose it to the risk of financial loss in certain circumstances, including instances in which:

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
As a result, the effectiveness of CVR Energy's risk mitigation strategy could have a material adverse impact on our Energy segment's financial results and cash flows.

Climate change laws and regulations could have a material adverse effect on our results of operations, financial condition, and cash flows.
Climate change is continuing to receive ever increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which could lead to additional legislative and regulatory efforts to limit greenhouse gas emissions. For example, the focus on emissions could increase costs associated with our Automotive segment's operations, including costs for raw materials and transportation.
The EPA regulates greenhouse gas ("GHG") emissions under the Clean Air Act. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, CVR Energy has begun monitoring and reporting its GHG emissions to the EPA. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new GHG emissions thresholds that determine when stationary sources, such as the refineries and the nitrogen fertilizer plant, must obtain permits under the New Source Review/Prevention of Significant Deterioration ("PSD") and Title V programs of the federal Clean Air Act. Under the rule, facilities already subject to PSD and Title V programs that increase their emissions of GHGs by a significant amount are required to undergo PSD review and to evaluate and implement air pollution control technology, known as "best available control technology," to reduce GHG emissions.
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
The current administration has sought to implement a new or modified policy with respect to climate change. For example, the administration announced its intention to withdraw the United States from the Paris Climate Agreement, though the earliest possible effective date of withdrawal for the United States is November 2020. If efforts to address climate change resume, at the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.
In addition to potential federal legislation, a number of states have adopted regional greenhouse gas initiatives to reduce carbon dioxide and other GHG emissions. In 2007, a group of Midwest states, including Kansas (where CVR Energy has a refinery and nitrogen fertilizer facility), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations that implement the trading scheme before it becomes effective. To date, Kansas has taken no meaningful action to implement the accord, and it's unclear whether Kansas intends to do so in the future.
Alternatively, the EPA may take further steps to regulate GHG emissions, although at this time it is unclear to what extent the EPA will pursue climate change regulation. The implementation of EPA regulations and/or the passage of federal or state climate change legislation may result in increased costs to (i) operate and maintain certain of our subsidiaries' facilities, (ii) install new emission controls on certain of our subsidiaries' facilities and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any current or future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and cash flows.
In addition, climate change legislation and regulations may result in increased costs not only for our business but also users of our refined and fertilizer products, thereby potentially decreasing demand for our products. Decreased demand for our products may have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Because the scope of future laws in this area is uncertain, we cannot predict the potential effect of such laws on our future financial condition, results of operations or cash flows.

Certain of our subsidiaries, primarily Federal-Mogul and Viskase, have operations in foreign countries which expose them to risks related to economic and political conditions, currency fluctuations, import/export restrictions, regulatory and other risks.
Certain of our subsidiaries are global businesses and have manufacturing and distribution facilities in many countries. International operations are subject to certain risks including:

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
The likelihood of such occurrences and their potential effect on our businesses are unpredictable and vary from country-to-country.
Certain of our businesses' operating entities report their financial condition and results of operations in currencies other than the U.S. Dollar. The reported results of these entities are translated into U.S. Dollars at the applicable exchange rates for reporting in our consolidated financial statements. As a result, fluctuations in the U.S. Dollar against foreign currencies will affect the value at which the results of these entities are included within our consolidated results. Our businesses are exposed to a risk of loss from changes in foreign exchange rates whenever they, or one of their foreign subsidiaries, enters into a purchase or sales agreement in a currency other than its functional currency. Such changes in exchange rates could affect our businesses' financial condition or results of operations.
Certain of our businesses have substantial indebtedness, which could restrict their business activities and/or could subject them to significant interest rate risk.
Our subsidiaries' inability to generate sufficient cash flow to satisfy their debt obligations, or to refinance their debt obligations on commercially reasonable terms, would have a material adverse effect on their businesses, financial condition, and results of operations. In addition, covenants in debt instruments could limit their ability to engage in certain transactions and pursue their business strategies, which could adversely affect liquidity.
Our subsidiaries' indebtedness could:

•
limit their ability to borrow money for working capital, capital expenditures, debt service requirements or other corporate purposes, guarantee additional debt or issue redeemable, convertible of preferred equity;

•
limit their ability to make distributions or prepay its debt, incur liens, enter into agreements that restrict distributions from restricted subsidiaries, sell or otherwise dispose of assets (including capital stock of subsidiaries), enter into transactions with affiliates and merger consolidate or sell substantially all of its assets;

•
require them to dedicate a substantial portion of its cash flow to payments on indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development, and other corporate requirements;

•	increase their vulnerability to general adverse economic and industry conditions; and

•	limit their ability to respond to business opportunities.
Certain of our subsidiaries' indebtedness accrue interest at variable rates. To the extent market interest rates rise, the cost of their debt would increase, adversely affecting their financial condition, results of operations and cash flows.
Certain disruptions in supply of and changes in the competitive environment for raw materials could adversely affect the operating margins and cash flows of certain of our businesses.
Certain of our subsidiaries purchase a broad range of materials, components, and finished parts and may also use a significant amount of energy, both electricity and natural gas, in the production of its products. A significant disruption in the supply of these materials, supplies, and energy or the failure of a supplier with whom our businesses have established a single source supply relationship could decrease production and shipping levels, materially increase operating costs and materially adversely affect profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions, or difficulties in the employment of labor or transportation in the markets where our businesses purchase material, components, and supplies for the production of products or where the products are produced, distributed or sold, whether as a result of labor strife, war, further acts of terrorism or otherwise, in each case may adversely affect profitability.
In recent periods there have been significant fluctuations in the prices of aluminum, copper, lead, nickel, platinum, resins, steel, other base metals and energy which have had and may continue to have an unfavorable effect on certain of our businesses. Any continued fluctuations in the price or availability of energy and materials may have an adverse effect on the results of operations or financial condition. To address increased costs associated with these market forces, a number of suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge, some suppliers claim they will be unable to provide adequate supply. Competitive and marketing pressures may limit our subsidiaries' ability to pass some of the supply and material cost increases on to their customers and may prevent them from doing so in the future. Furthermore, the customers are generally not obligated to accept price increases passed on to them. This inability to pass on price increases to customers when material prices increase rapidly or to significantly higher than historic levels could adversely affect operating margins and cash flow, possibly resulting in lower operating income and profitability.
A significant labor dispute involving any of our businesses or one or more of their customers or suppliers or that could otherwise affect our operations could adversely affect our financial performance.
A substantial number of our operating subsidiaries’ employees and the employees of its largest customers and suppliers are represented by labor unions under collective bargaining agreements. There can be no assurances that future negotiations with the unions will be resolved favorably or that our subsidiaries will not experience a work stoppage or disruption that could adversely affect its financial condition, operating results and cash flows. A labor dispute involving any of our businesses, particularly within our Automotive and Energy segments, any of its customers or suppliers or any other suppliers to its customers or that otherwise affects our subsidiaries’ operations, or the inability by it, any of its customers or suppliers or any other suppliers to its customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our financial condition, operating results and cash flows. In addition, if any of our subsidiaries’ significant customers experience a material work stoppage, the customer may halt or limit the purchase of its products. This could require certain businesses to shut down or significantly reduce production at facilities relating to such products, which could adversely affect our business.
Federal-Mogul has pension obligations and other post-employment benefits that could adversely affect its operating margins and cash flows.
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
The highly cyclical nature of certain industries in which we operate, in particular the railcar industry, may result in lower revenues during economic downturns or due to other factors.
The North American railcar market has been, and our Railcar segment expects it to continue to be, highly cyclical, resulting in volatility in demand for its products and services. Many of our Railcar segment's customers operate in cyclical markets, such as the energy, chemical agricultural, food and construction industries, which are susceptible to macroeconomic downturns. Weakness in certain sectors of the U.S. economy may make it more difficult for our Railcar segment to sell or lease certain types of railcars. The cyclical nature of the railcar industry may result in lower revenues during economic or industry downturns due to decreased demand for both new and replacement railcars and railcar products and lower demand for railcars on lease. Decreased demand could result in lower new railcar volumes for sale and lease, increased downtime, reduced sale prices and/or lease rates, fewer lease renewals and decreased cash flow for our Railcar segment.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Holding Company and Investment
Icahn Enterprises, Icahn Enterprises Holdings and our Investment segment operations are headquartered in New York, New York.
Automotive
Federal-Mogul
Federal-Mogul's world headquarters is located in Southfield, Michigan, which is leased office space. Federal-Mogul's operations include 256 manufacturing facilities, technical centers, distribution and warehouse centers, and sales and administration office facilities worldwide. Approximately 58% of the facilities are leased; the majority of which are distribution centers and sales and administration offices. Federal-Mogul owns the remainder of the facilities. Federal-Mogul has also invested globally in multiple joint ventures, which have manufacturing locations in Turkey and China. Federal-Mogul believes that substantially all of its facilities are in good condition and have sufficient capacity to meet its current and expected manufacturing and distribution needs.
Icahn Automotive
Icahn Automotive is headquartered in Kennesaw, Georgia, which is leased office space. Icahn Automotive's operations include 2,183 store locations and 27 distributions centers throughout the United States, of which approximately 50% are leased and 40% are franchised. Icahn Automotive owns the remainder of its facilities.
Energy
CVR Energy is headquartered in Sugar Land, Texas, which is leased office space. Additionally, other administrative office space is leased in Kansas City, Kansas. CVR Energy's operations include owned principal properties as follows:

Location	Acres	Use
Coffeyville, KS	440	Oil refinery, fertilizer plant and office buildings
Wynnewood, OK	400	Oil refinery, refined oil storage and office buildings
East Dubuque, IL	210	Fertilizer plant and fertilizer storage
Cushing, OK	138	Crude oil storage
Cowley County, KS	70	Crude oil storage
Montgomery County, KS	50	Crude oil storage
CVR Energy also leases additional crude oil storage facilities in Oklahoma.
CVR Energy's crude oil storage facilities have a combined capacity of approximately 6.4 million barrels of crude oil. In addition to crude oil storage, CVR Energy owned over 4.6 million barrels of combined refined products and feedstocks storage capacity. CVR Energy's nitrogen fertilizer business has the capacity to store approximately 160,000 tons of UAN and 80,000 tons of ammonia.
CVR Energy believes that its owned and leased facilities are sufficient for its operating needs.
Railcar
ARI is headquartered in St. Charles, Missouri, which is leased office space. ARI's operations include owned manufacturing facilities in Paragould Arkansas; Marmaduke, Arkansas; Jackson, Missouri; Kennett, Missouri; and Longview, Texas. ARI's operations also include eight railcar services facilities and eleven mobile repair and mini repair shop facilities where it provides railcar repair and field services. Six of the railcar services facilities are owned and the remaining two are leased.
Gaming
Tropicana is headquartered in Las Vegas, Nevada, which is leased office space. Tropicana's operations include a diversified, multi-jurisdictional collection of casino gaming properties consisting of eight casino facilities featuring approximately 399,000 square feet of gaming space and 5,800 hotel rooms. The eight casino facilities Tropicana operates include two casinos in Nevada and one in each of Indiana, Louisiana, Mississippi, Missouri, New Jersey and Aruba. In addition, TER owns an idled casino property in Atlantic City, New Jersey.

Metals
PSC Metals is headquartered in Mayfield Heights, Ohio, which is leased office space. PSC Metals has additional administrative offices located in Nashville, Tennessee and North Olmsted, Ohio. PSC Metals' operations consist of 31 recycling yards, three secondary plate storage and distribution centers, two secondary pipe storage and distribution centers and two auto parts recycling warehouses located throughout the Midwestern and Southeastern United States.
Mining
Ferrous Resources is headquartered in Belo Horizonte, Brazil, which is a leased office space. Ferrous Resources' operations consist of six iron mineral resource properties in Brazil.
Food Packaging
Viskase is headquartered in Lombard, Illinois. Viskase's operations include eleven manufacturing facilities, six distribution centers and three service centers throughout North America, Europe, South America and Asia.
Real Estate
Our Real Estate segment is headquartered in New York, New York. Our Real Estate segment's operations consist of 12 commercial rental real estate properties in the United States. Our Real Estate segment's operations also include development properties as well as golf and club operations in Cape Cod, Massachusetts and Vero Beach, Florida.
Home Fashion
WPH is headquartered in New York, New York. WPH's operations include a manufacturing and distribution facility in Chipley, Florida and a manufacturing facility in Bahrain, both of which are owned facilities. WPH also owns office and store space in Valley, Alabama and Lumberton, North Carolina where it operates two outlet stores, and leases additional space for stores and office space primarily throughout the southern United States.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.
Market Information
Icahn Enterprises' depositary units are traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol “IEP.” The range of high and low sales prices for our depositary units for each quarter during 2017 and 2016 are as follows:

2017	High	Low
First Quarter	$63.96	$50.17
Second Quarter	53.85	47.06
Third Quarter	56.40	49.13
Fourth Quarter	59.88	51.01

2016	High	Low
First Quarter	$67.63	$42.50
Second Quarter	63.83	51.01
Third Quarter	60.50	47.08
Fourth Quarter	64.80	45.42
Holders of Record
As of December 31, 2017, there were approximately 2,094 record holders of Icahn Enterprises' depositary units including multiple beneficial holders at depositories, banks and brokers listed as a single record holder in the street name of each respective depository, bank or broker.
There were no repurchases of Icahn Enterprises' depositary units during 2017 or 2016.
Distributions
On February 27, 2018, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.75 per depositary unit, which will be paid on or about April 16, 2018 to depositary unitholders of record at the close of business on March 12, 2018. Depositary unitholders will have until April 5, 2018 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending April 12, 2018. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
During each of 2017 and 2016, we declared four quarterly distributions aggregating $6.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash.
During 2017 and 2016, Mr. Icahn and his affiliates elected to receive their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 91.0% of Icahn Enterprises' outstanding depositary units as of December 31, 2017. Mr. Icahn and his affiliates have indicated that it is their present intention to elect to receive a majority of their proportionate share of future distributions in depositary units.
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

Rights Offering
In January 2017, Icahn Enterprises commenced a rights offering entitling holders of the rights to acquire newly issued depository units of Icahn Enterprises. The rights offering, which expired on February 22, 2017, was fully subscribed with total basic subscription rights and over-subscription rights being exercised resulting in a total of 11,171,104 depositary units issued on March 1, 2017 for aggregate proceeds of $600 million. Affiliates of Mr. Icahn fully exercised all of the basic subscription rights and over-subscription rights allocated to them in the rights offering aggregating 10,525,105 additional depositary units.
Securities Authorized for Issuance Under Equity Compensation Plans
During the first quarter of 2017, the board of directors of the general partner of Icahn Enterprises unanimously approved and adopted the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the "2017 Incentive Plan"), which became effective during the first quarter of 2017 subject to the approval by holders of a majority of Icahn Enterprises depositary units. The 2017 Incentive Plan permits us to issue depositary units and grant options, restricted units or other unit-based awards to all of our, and our affiliates', employees, consultants, members and partners, as well as the three non-employee directors of our general partner. One million of Icahn Enterprises' depositary units are initially available under the 2017 Incentive Plan. During the year ended December 31, 2017, Icahn Enterprises distributed 7,902 depositary units with respect to the 2017 Incentive Plan.

Item 6. Selected Financial Data.
The following tables contain our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report. The selected financial data as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this Report. The historical selected financial data as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 have been derived from our audited consolidated financial statements at those dates and for those periods, not contained in this Report. The comparability of our selected financial data presented below is affected by, among other factors, (i) the performance of the Investment Funds, (ii) various acquisitions, primarily in our Automotive segment during 2017, 2016 and 2015, (iii) dispositions, primarily in our Railcar, Gaming and Real Estate segments in 2017 (iv) impairment charges and (v) the enactment of tax legislation in the United States in 2017.

	Icahn Enterprises					Icahn Enterprises Holdings
	Year Ended December 31,					Year Ended December 31,
	2017	2016	2015	2014	2013	2017	2016	2015	2014	2013
	(in millions, except per unit data)					(in millions)
Statement of Operations Data:
Net sales	$17,303	$15,511	$14,604	$18,072	$17,785	$17,303	$15,511	$14,604	$18,072	$17,785
Other revenues from operations	1,827	1,958	1,386	1,250	988	1,827	1,958	1,386	1,250	988
Net gain (loss) from investment activities	304	(1,373)	(987)	(564)	1,694	304	(1,373)	(987)	(564)	1,694
Gain (loss) on disposition of assets	2,166	14	40	25	(56)	2,166	14	40	25	(56)
Net income (loss)	2,591	(2,220)	(2,127)	(529)	2,444	2,593	(2,219)	(2,126)	(528)	2,444
Less: Net income (loss) attributable to non-controlling interests	161	(1,092)	(933)	(156)	1,419	161	(1,092)	(933)	(156)	1,419
Net income (loss) attributable to Icahn Enterprises/Icahn Enterprises Holdings	$2,430	$(1,128)	$(1,194)	$(373)	$1,025	$2,432	$(1,127)	$(1,193)	$(372)	$1,025
Net income (loss) attributable to Icahn Enterprises/Icahn Enterprises Holdings allocable to:
Limited partners	$2,382	$(1,106)	$(1,170)	$(366)	$1,005	$2,408	$(1,116)	$(1,181)	$(368)	$1,015
General partner	48	(22)	(24)	(7)	20	24	(11)	(12)	(4)	10
	$2,430	$(1,128)	$(1,194)	$(373)	$1,025	$2,432	$(1,127)	$(1,193)	$(372)	$1,025
Basic income (loss) per LP unit	$14.80	$(8.07)	$(9.29)	$(3.08)	$9.14
Basic weighted average LP units outstanding	161	137	126	119	110
Diluted income (loss) per LP unit	$14.80	$(8.07)	$(9.29)	$(3.08)	$9.07
Diluted weighted average LP units outstanding	161	137	126	119	111
Cash distributions declared per LP unit	$6.00	$6.00	$6.00	$6.00	$4.50

	December 31,					December 31,
	2017	2016	2015	2014	2013	2017	2016	2015	2014	2013
	(in millions)					(in millions)
Balance Sheet Data:
Cash and cash equivalents	$1,682	$1,833	$2,078	$2,908	$3,257	$1,682	$1,833	$2,078	$2,908	$3,257
Investments	10,369	9,881	15,351	14,480	12,261	10,369	9,881	15,351	14,480	12,261
Property, plant and equipment, net	9,701	10,122	9,535	8,955	8,077	9,701	10,122	9,535	8,955	8,077
Total assets	31,801	33,371	36,407	35,743	31,706	31,833	33,399	36,434	35,769	31,723
Deferred tax liability	924	1,613	1,201	1,255	1,394	924	1,613	1,201	1,255	1,394
Due to brokers	1,057	3,725	7,317	5,197	2,203	1,057	3,725	7,317	5,197	2,203
Post-employment benefit liability	1,159	1,180	1,224	1,391	1,111	1,159	1,180	1,224	1,391	1,111
Debt	11,185	11,119	12,594	11,541	9,256	11,190	11,122	12,597	11,544	9,251
Equity attributable to Icahn Enterprises/Icahn Enterprises Holdings	5,106	2,154	3,987	5,443	6,092	5,133	2,179	4,011	5,466	6,114

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Report.

Executive Overview
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. ("Icahn Enterprises Holdings"). Icahn Enterprises Holdings and its subsidiaries own substantially all of the assets and liabilities of Icahn Enterprises and conduct substantially all of its operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to allocations to the general and limited partners. We do not discuss Icahn Enterprises and Icahn Enterprises Holdings separately unless we believe it is necessary to an understanding of the businesses.
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
Significant Transactions and Developments
Significant transactions and developments affecting our results of operations and liquidity for the year ended December 31, 2017 are summarized as follows:
Dispositions of Assets. During the year ended December 31, 2017, we sold American Railcar Leasing, LLC ("ARL") and its lease fleet of more than 34,000 railcars. Aggregate net proceeds from these transactions were approximately $1.8 billion, resulting in an aggregate pretax gain on disposition of assets of approximately $1.7 billion recorded by our Railcar segment. Additionally, during 2017, our Real Estate segment sold a development property in Las Vegas Nevada for $600 million, including cash proceeds from the sale of $225 million and two tranches of seller financing totaling $375 million, and resulting in a pretax gain on disposition of assets of $456 million recorded by our Real Estate segment. Our Real Estate segment also sold additional properties during 2017, primarily within its rental operations, resulting in an additional pretax gain on disposition of assets aggregating $40 million.
Enactment of Tax Legislation. In December 2017, tax legislation was enacted in the United States, significantly revising certain U.S. corporate income tax provisions, including a reduction of the U.S. corporate tax rate from 35% to 21% and the imposition of a deemed repatriation tax on unremitted foreign earnings, among other items.
Icahn Enterprises Rights Offering. In January 2017, Icahn Enterprises commenced a rights offering entitling holders of the rights to acquire newly issued depositary units of Icahn Enterprises, resulting in aggregate proceeds of $600 million.
Investment in Investment Funds. During the year ended December 31, 2017, our Holding Company invested an additional $1.3 billion in the Investment Funds, net of redemptions.
Refinancing of Senior Unsecured Notes. During the year ended December 31, 2017, we issued approximately $2.5 billion in aggregate principal amount of senior unsecured notes to refinance our existing senior unsecured notes due 2017 and 2019.

Results of Operations
Consolidated Financial Results
Our operating businesses comprise consolidated subsidiaries which operate in various industries and are managed on a decentralized basis. Results of operations for our operating businesses primarily consist of net sales of various products, services revenue, casino related operations and leasing of certain assets. Due to the structure and nature of our business, we primarily discuss the results of operations by individual reporting segment in order to better understand our consolidated operating performance. Certain other financial information is discussed on a consolidated basis following our segment discussion. In addition to the summarized financial results below, refer to Note 13, "Segment and Geographic Reporting," to the consolidated financial statements for a reconciliation of each of our reporting segment's results of operations to our consolidated results.
The comparability of our summarized consolidated financial results presented below is affected by, among other factors, (i) the performance of the Investment Funds, (ii) various acquisitions, primarily in our Automotive segment during 2017, 2016 and 2015, (iii) dispositions of assets, primarily in our Railcar, Gaming and Real Estate segments in 2017, (iv) impairment charges and (v) the enactment of tax legislation in the United States in 2017. Refer to our respective segment discussions and "Other Consolidated Results of Operations," below for further discussion.

	Revenues			Net Income (Loss)			Net Income (Loss) Attributable to Icahn Enterprises
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(in millions)
Investment	$297	$(1,223)	$(865)	$118	$(1,487)	$(1,665)	$80	$(604)	$(760)
Automotive	10,528	9,928	7,853	626	77	(352)	615	53	(299)
Energy	5,918	4,764	5,442	275	(604)	7	229	(327)	25
Railcar	2,306	962	948	1,267	183	213	1,214	150	137
Gaming	960	948	811	52	(95)	38	39	(109)	26
Metals	408	269	365	(44)	(20)	(51)	(44)	(20)	(51)
Mining	93	63	28	10	(24)	(195)	9	(19)	(150)
Food Packaging	393	332	337	(6)	8	(3)	(5)	6	(3)
Real Estate	590	88	131	519	12	61	519	12	61
Home Fashion	183	196	194	(20)	(12)	(4)	(20)	(12)	(4)
Holding Company	68	21	28	(206)	(258)	(176)	(206)	(258)	(176)
	$21,744	$16,348	$15,272	$2,591	$(2,220)	$(2,127)	$2,430	$(1,128)	$(1,194)

Investment
We invest our proprietary capital through various private investment funds (the "Investment Funds"). As of December 31, 2017 and 2016, we had investments with a fair market value of approximately $3.0 billion and $1.7 billion, respectively, in the Investment Funds. As of December 31, 2017 and 2016, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.4 billion and $3.7 billion, respectively.
Our Investment segment's results of operations are reflected in net income (loss) on the consolidated statements of operations. Our Investment segment's net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company and by Mr. Icahn and his affiliates. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment's results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the "Investment Segment Liquidity" section of our "Liquidity and Capital Resources" discussion for additional information regarding our Investment segment's exposure as of December 31, 2017.

For the years ended December 31, 2017, 2016 and 2015, our Investment Funds' returns were 2.1%, (20.3)% and (18.0)%, respectively. Our Investment Funds' returns represent a weighted-average composite of the average returns, net of expenses. The following table sets forth the performance attribution for the Investment Funds' returns:

	Year Ended December 31,
	2017	2016	2015
Long positions	5.4%	16.3%	(18.1)%
Short positions	(3.0)%	(34.1)%	0.8%
Other	(0.3)%	(2.5)%	(0.7)%
	2.1%	(20.3)%	(18.0)%
The following table presents net income (loss) for our Investment segment for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
Long positions	$2,035	$552	$(1,585)
Short positions	(1,787)	(1,894)	5
Other	(130)	(145)	(85)
	$118	$(1,487)	$(1,665)
Years Ended December 31, 2017 and 2016
For 2017, the Investment Funds' positive performance was driven by net gains in their long positions, offset in part by net losses in their short positions. The positive performance of our Investment segment's long positions was driven by gains from two consumer, non-cyclical sector investments, a basic materials sector investment and an energy sector investment aggregating approximately $1.5 billion. The aggregate performance of investments with gains across various other sectors accounted for the additional positive performance of our Investment segment's long positions, offset in part by the aggregate performance of investments with losses in the financial sector. Losses in short positions were attributable to the negative performance of broad market hedges of approximately $2.1 billion and the negative performance of various other short positions across multiple sectors. Losses in short positions were offset in part by the positive performance of three short positions in the consumer, cyclical sector aggregating $620 million.
For 2016, the Investment Funds' negative performance was driven by net losses in their short positions, offset in part by net gains in their long positions. Losses in short positions were attributable to the negative performance of broad market hedges of approximately $1.5 billion, as well as the negative performance of other short positions, primarily in the consumer, cyclical sector. The positive performance of our Investment segment's long positions was driven by gains from a certain basic materials sector investment of $561 million. The aggregate performance of investments with gains across various other sectors were offset by the aggregate performance of investments with losses primarily in the technology and consumer non-cyclical sectors.
Years Ended December 31, 2016 and 2015
For 2016, the Investment Funds' negative performance was driven by net losses in their short positions, offset in part by net gains in their long positions. Losses in short positions were attributable to the negative performance of broad market hedges of approximately $1.5 billion, as well as the negative performance of other short positions, primarily in the consumer, cyclical sector. The positive performance of our Investment segment's long positions was driven by gains from a certain basic materials sector investment of $561 million. The aggregate performance of investments with gains across various other sectors were offset by the aggregate performance of investments with losses primarily in the technology and consumer non-cyclical sectors.
For 2015, the Investment Funds' negative performance was driven by net losses in their long positions. The negative performance of our Investment segment's long positions was driven by losses from two energy sector investments and a certain basic materials sector investment aggregating approximately $2.0 billion. This was offset in part by the performance of investments with gains primarily in the communications and consumer, non-cyclical sectors.

Automotive
Our Automotive segment's results of operations are generally driven by the manufacturing and distribution of automotive parts and are affected by the relative strength of global vehicle production levels, global vehicle sales levels, automotive part replacement trends, geopolitical risk and foreign currencies, among other factors. Acquisitions in recent years within our Automotive segment, including our acquisitions of IEH Auto Parts Holding LLC ("IEH Auto") and TRW's valvetrain business in 2015, The Pep Boys - Manny, Moe & Jack ("Pep Boys") in 2016, the franchise businesses of Precision Tune Auto Care ("Precision Tune") and American Driveline Systems, the franchisor of AAMCO and Cottman Transmission service centers ("American Driveline"), in 2017 and various other businesses in recent years, provided operating synergies, added new product lines, strengthened distribution channels and enhanced our Automotive segment's ability to better service its customers.
With our acquisition of Pep Boys in 2016, our Automotive segment's results of operations include automotive services operations, which has been followed by additional acquisitions of automotive services businesses in 2016 and 2017. However, such automotive services operations did not materially impact our Automotive segment's consolidated results of operations. For 2017 and 2016, automotive services revenues were $487 million and $422 million, respectively. The following is a discussion of our Automotive segment's results of operations from its manufacturing and distribution operations.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net sales	$9,957	$9,420	$7,789
Cost of goods sold	8,110	7,658	6,577
Gross margin	$1,847	$1,762	$1,212
Years Ended December 31, 2017 and 2016
Net sales for our Automotive segment for the year ended December 31, 2017 increased by $537 million (6%) as compared to the comparable prior year period. The increase was due to organic sales volume increases of $300 million and sales volume increases due to acquisitions aggregating $226 million. Increases from acquisitions was impacted primarily from the inclusion of the results of Pep Boys for the full twelve months in 2017 compared to eleven months in the comparable prior year period, as well as from various acquisitions by Icahn Automotive during 2017. In addition, increases were impacted by a $58 million favorable effect of foreign currency exchange. The increases in net sales were offset in part by other decreases, including from commercial actions and customer pricing.
Cost of goods sold for the year ended December 31, 2017 increased by $452 million (6%) as compared to the comparable prior year period. The increase was primarily due to volume increases of $363 million attributable to organic sales volume increases and acquisitions, as discussed above, $22 million of additional cost from net performance and $67 million from the unfavorable effect of foreign currency exchange.
Gross margin on net sales for the year ended December 31, 2017 increased by $85 million (5%) as compared to the comparable prior year period. Gross margin as a percentage of net sales was flat at 19% for the year ended December 31, 2017 and 2016, respectively. The inclusion of the results of Pep Boys, whose product sales margins are higher than those of Federal-Mogul's, as well as the favorable effects of higher sales volumes, net of changes in product mix, had a positive impact on gross margin as a percentage of net sales. However, this positive impact was offset by unfavorable effects of net performance, foreign currency exchange and other.
Years Ended December 31, 2016 and 2015
Net sales for our Automotive segment for the year ended December 31, 2016 increased by approximately $1.6 billion (21%) as compared to the comparable prior year period. Of the increase, approximately $1.5 billion was attributable to several acquisitions made during 2016, primarily the acquisition of Pep Boys in February 2016, and $305 million pertained to other sales volume increases that was primarily due to the inclusion of Icahn Automotive for the full year 2016 compared to only seven months in 2015. The sales volume increases were offset in part by $128 million decrease, primarily due to an unfavorable effect of foreign currency exchange.
Cost of goods sold for the year ended December 31, 2016 increased by approximately $1.1 billion (16%) as compared to the comparable prior year period. The increase was primarily due to the inclusion of the results of Pep Boys and IEH Auto, which were acquired in February 2016 and June 2015, respectively, as well as certain other acquisitions within our Automotive segment. These increases were offset in part by savings from improved efficiencies, including benefits of favorable material and service sourcing and productivity, as well as a favorable effect of foreign currency exchange.

Gross margin on net sales for the year ended December 31, 2016 increased by $550 million (45%) as compared to the comparable prior year period. Gross margin as a percentage of net sales was 19% and 16% for the year ended December 31, 2016 and 2015, respectively. The increase over the respective periods was due to the inclusion of the results of Pep Boys and IEH Auto, whose product sales margins are higher than those of Federal-Mogul's, as well as savings from improved efficiencies, including benefits of favorable material and service sourcing and productivity.

Energy
Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing. The petroleum business accounted for approximately 95%, 93% and 95% of our Energy segment's net sales for the years ended December 31, 2017, 2016 and 2015, respectively.
The results of operations of the petroleum business are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond our Energy segment's control, including the supply of and demand for crude oil, as well as gasoline and other refined products. This supply and demand depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because the petroleum business applies first-in, first-out accounting to value its inventory, crude oil price movements may impact gross margin in the short term because of changes in the value of its unhedged on-hand inventory. The effect of changes in crude oil prices on the petroleum business' results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.
In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard of the United States Environmental Protection Agency ("EPA"), which requires it to either blend “renewable fuels” in with its transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Refer to Note 17, "Commitments and Contingencies," to the consolidated financial statements for further discussion of RINs.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net sales	$5,988	$4,782	$5,433
Cost of goods sold	5,727	4,618	4,949
Gross margin	$261	$164	$484
Years Ended December 31, 2017 and 2016
Net sales for our Energy segment increased by approximately $1.2 billion (25%) for the year ended December 31, 2017 as compared to the comparable prior year period. The increase was primarily due to an increase in our petroleum business as a result of higher sales prices for transportation fuels and byproducts. The petroleum business' average sales prices per gallon for the year ended December 31, 2017 of $1.59 for gasoline and $1.66 for distillate increased by 19% and 22%, respectively, as compared to the comparable prior year period. This increase was offset in part by our nitrogen fertilizer business primarily due to a decrease in sales prices for its products.
Cost of goods sold for our Energy segment increased by approximately $1.1 billion (24%) for the year ended December 31, 2017 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher cost of consumed crude oil, due to higher prices, as well as increased products purchased for resale. This increase was offset in part by our nitrogen fertilizer business primarily due to higher costs in 2016 from inventory and deferred revenue fair value adjustments and decreased current year distribution costs due to the timing of regulatory railcar repairs and maintenance.
Gross margin for our Energy segment increased by $97 million (59%) for the year ended December 31, 2017 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 4% and 3% for the years ended December 31, 2017 and 2016, respectively, with such increase attributable to our petroleum business, offset in part by a decrease attributable to our fertilizer business. The increase in gross margin as a percentage of net sales for our petroleum business was primarily due to higher margins per barrel resulting from an increase in the sales price of gasoline and distillates. Cost of consumed oil per barrel for the year ended December 31, 2017 increased by 21% as compared to the prior year.
Years Ended December 31, 2016 and 2015
Net sales for our Energy segment decreased by $651 million (12%) for the year ended December 31, 2016 as compared to the comparable prior year period. The decrease was primarily due to a decrease in our petroleum business due to significantly lower sales prices. The petroleum business' average sales prices per gallon for the year ended December 31, 2016 of $1.34 for gasoline and $1.36 for distillate decreased by 17% and 16%, respectively, as compared to the prior period. This decrease was offset in part by increased net sales in the nitrogen fertilizer business due to the acquisition of its East Dubuque, IL facility as of April 1, 2016.
Cost of goods sold for our Energy segment decreased by $331 million (7%) for the year ended December 31, 2016 as compared to the comparable prior year period. The decrease was primarily due to our petroleum business as a result of a decrease in the cost of consumed crude oil as well as products purchased for resale. This decrease was offset in part by our nitrogen fertilizer business due to its inclusion of the results from the acquisition of the East Dubuque facility as of April 1, 2016.
Gross margin for our Energy segment increased by $320 million (66%) for the year ended December 31, 2016 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 3% and 9% for the years ended December 31, 2016 and 2015, respectively. The decrease in gross margin as a percentage of net sales was primarily due to significantly lower margin from the sale of gasoline for our petroleum business in 2016 compared to 2015. Cost of consumed oil per barrel for the year ended December 31, 2016 decreased by 12% as compared to the prior year.

Railcar
Our Railcar segment's results of operations are generally driven by the manufacturing and leasing of railcars. As discussed above and in Note 1, "Description of Business," to the consolidated financial statements, we sold ARL and its fleet of more than 34,000 railcars. Our remaining railcar lease fleet consists primarily of railcars owned by ARI.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$265	$430	$440
Railcar leasing	300	471	452
Railcar services	70	51	47
	$635	$952	$939
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$249	$366	$338
Railcar leasing	84	195	176
Railcar services	50	28	25
	$383	$589	$539
Gross Margin:
Manufacturing	$16	$64	$102
Railcar leasing	216	276	276
Railcar services	20	23	22
	$252	$363	$400

Summarized shipments of railcars to leasing and non-leasing customers for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
	(number of railcars)
Shipments to leasing customers	1,804	799	5,063
Shipments to non-leasing customers	2,418	3,922	3,840
	4,222	4,721	8,903
As of December 31, 2017, our Railcar segment had a backlog of 1,940 railcars, including 389 railcars for lease customers and 1,551 for non-lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities.
Years Ended December 31, 2017 and 2016
Total manufacturing revenues for the year ended December 31, 2017 decreased by $165 million (38%) as compared to the comparable prior year period. The decrease was due to fewer shipments to non-leasing customers and an overall decrease in average selling prices due to more competitive pricing for both hopper and tank railcars.
Gross margin from manufacturing operations for the year ended December 31, 2017 decreased by $48 million as compared to the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues decreased to 6% for the year ended December 31, 2017 from 15% for the comparable prior year period. The decrease in gross margin and gross margin as a percentage of revenue was due to higher costs associated with lower production volumes and a more competitive market for both hopper and tank railcars.
Railcar leasing revenues decreased for the year ended December 31, 2017 as compared to the comparable prior year period due to a decrease in leased railcars resulting from the sale of ARL, and subsequent railcar sales, as well as a decrease in weighted average lease rates. The lease fleet decreased to 13,103 railcars at December 31, 2017 from 45,761 railcars at December 31, 2016.
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
Gross margin from manufacturing operations for the year ended December 31, 2016 decreased by $38 million as compared to the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues decreased to 15% for the year ended December 31, 2016 from 23% for the comparable prior year period. The decrease in gross margin and gross margin as a percentage of revenue was due to the lower gross margin associated with the higher mix of hopper railcars, which generally sell at lower prices than tank railcars.
Railcar leasing revenues increased for the year ended December 31, 2016 as compared to the comparable prior year period due to an increase in number of railcars leased to customers and a slight increase in the average lease rate. The lease fleet grew to 45,761 railcars at December 31, 2016 from 45,052 railcars at December 31, 2015.

Gaming
Casino revenues represent the difference between wins and losses from gaming activities. Casino revenues can vary because of table games hold percentage and differences in the odds for different table games. In addition, high end play may lead to greater fluctuations in table games hold percentage and, as a result, greater revenue fluctuation between reporting periods may occur.
Years Ended December 31, 2017 and 2016
Our consolidated gaming revenues decreased by $46 million (5%) for the year ended December 31, 2017 as compared to the comparable prior year period due to the closing of the Trump Taj Mahal Casino Resort in October 2016, which accounted for a $100 million decrease in consolidated gaming revenues. Our existing gaming operations' revenues increased by $54 million over the comparable periods primarily due to an increase in casino revenues. The increase in casino revenues for the year ended December 31, 2017 as compared to the comparable prior year period was primarily due to increased casino revenues at Tropicana Atlantic City.
Years Ended December 31, 2016 and 2015
Our consolidated gaming revenues increased by $133 million (16%) for the year ended December 31, 2016 as compared to the comparable prior year period, primarily due to the inclusion of results from TER upon its emergence from bankruptcy on February 26, 2016, which accounted for $97 million increased in consolidated gaming revenue. Our existing gaming operations' revenues increase by $36 million over the comparable prior year period due to an increase in casino revenues. The increase in casino revenues for the year ended December 31, 2016 as compared to the comparable prior year period was primarily due to increased casino revenues at Tropicana Atlantic City.
Metals
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the United States and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Years Ended December 31, 2017 and 2016
Net sales for the year ended December 31, 2017 increased by $142 million (53%) as compared to the comparable prior year period primarily due to higher ferrous, non-ferrous and non-ferrous auto residue shipment volumes and higher average selling prices. Ferrous shipment volumes increased due to improved demand from domestic steel mills and improved flow of raw materials into the recycling yards driven by increased market pricing. Additionally, during 2017, a major new steel mill came on line which increased demand for scrap metal. Domestic mill production has benefited from trade cases and speculation regarding the recent probe into steel imports. Improved consumer market pricing was also driven primarily by the increased demand from domestic steel mills. Non-ferrous shipment volumes increased 46% during the year ended December 31, 2017 as compared to the comparable prior year period primarily due to utilization of the capital investment in aluminum processing capabilities at one of our facilities made in late 2016, while higher pricing reflected higher terminal market prices in 2017 as compared to 2016.
Cost of goods sold for the year ended December 31, 2017 increased by $105 million (37%) as compared to the comparable prior year period. The increase was primarily due to higher shipment volumes, as discussed above, and to increased material costs due to higher market prices. Gross margin as a percentage of net sales was 5% for the year ended December 31, 2017 as compared to a loss of 6% in the comparable prior year period. The margin percentage improvement was driven by an increased material margin attributed to a continued focus on disciplined buying, higher pricing for non-ferrous auto residue, and by continued efforts to bring processing costs in line with volume and market pricing.
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
Cost of goods sold for the year ended December 31, 2016 decreased by $122 million (30%) as compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes, lower material costs and lower processing costs. Gross margin as a percentage of net sales was a loss of 6% and 12% for the year ended December 31, 2016 and 2015, respectively. The material margin component of gross margin, as a percentage of net sales, improved during 2016 as compared to the comparable prior year period, reflecting a continued focus on disciplined buying in the face of strong competition for shredder feedstock and lower pricing for non-ferrous auto shredder residue. PSC Metals continues to expend considerable effort to bring costs in line with volumes and market pricing. PSC Metals closed nine feeder yards during 2015 and one feeder yard during 2016 in order to better align its cost structure to the current market environment.

Mining
Our Mining segment's performance is driven by global iron ore prices and demand for raw materials from Chinese steelmakers. Since acquiring Ferrous Resources Ltd in 2015, our Mining segment has been concentrating on sales in its domestic market, Brazil.
Years Ended December 31, 2017 and 2016
Net sales for the year ended December 31, 2017 increased by $23 million as compared to the comparable prior year period primarily due to iron ore price increases, offset in part by volume decreases. Cost of goods sold for the year ended December 31, 2017 increased by $4 million as compared to the comparable prior year period.
Years Ended December 31, 2016 and 2015
Net sales for the year ended December 31, 2016 increased by $41 million as compared to the comparable prior year period. Cost of goods sold for the year ended December 31, 2016 increased by $18 million as compared to the comparable prior year period. As a result of our acquisition of Ferrous Resources in the second quarter of 2015, the comparable prior period results only include results in consolidation for the seven months ended December 31, 2015.
Food Packaging
Our Food packaging segment's results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.
Years Ended December 31, 2017 and 2016
Net sales for the year ended December 31, 2017 increased by $63 million (19%) as compared to the corresponding prior year period. The increase was primarily due to higher sales volume, primarily from acquisitions, offset in part by unfavorable price and product mix and foreign currency exchange. Cost of goods sold for the year ended December 31, 2017 increased by $48 million (19%) as compared to the corresponding prior year period. Gross margin as a percentage of net sales was flat at 24% for the year ended December 31, 2017 and 2016.
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
Real Estate
Real Estate revenues and expenses include sales of residential units, results from club operations and rental income and expenses, including income from financing leases. Sales of residential units are included in net sales in our consolidated financial statements. Results from club and rental operations, including financing lease income, are included in other revenues from operations in our consolidated financial statements. Revenue from our real estate operations for the years ended December 31, 2017, 2016 and 2015 were substantially derived from income from club and rental operations. During 2015, our Real Estate segment sold certain assets, primarily within its rental operations, contributing to a decrease in other revenues from operations during 2016.
Home Fashion
Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.
Years Ended December 31, 2017 and 2016
Net sales for the year ended December 31, 2017 decreased by $12 million (6%) as compared to the comparable prior year period. The decrease was primarily due to a decrease in sales volume. Cost of goods sold for the year ended December 31, 2017 decreased by $6 million (4%) as compared to the comparable prior year period, and was primarily due to sales mix. Gross margin as a percentage of net sales was 11% for the year ended December 31, 2017 compared to 14% for the comparable prior year period, with the decrease primarily due to sales mix and inventory obsolescence.
Years Ended December 31, 2016 and 2015
Net sales for the year ended December 31, 2016 increased by $2 million (1%) as compared to the comparable prior year period. The increase was primarily due to an increase in sales volume. Cost of goods sold for the year ended December 31,

2016 increased by $5 million (3%) as compared to the comparable prior year period, and was primarily due to sales mix. Gross margin as a percentage of net sales was 14% for the year ended December 31, 2016 compared to 16% for the comparable prior year period, with the decrease primarily due to sales mix.
Holding Company
Our Holding Company's results of operations primarily reflect the interest expense on its senior unsecured notes. We discuss interest expense in consolidation below.

Other Consolidated Results of Operations
Gain On Disposition of Assets, Net
As discussed in Note 1, "Description of Business," to the consolidated financial statements, we sold ARL during 2017, resulting in an aggregate pretax gain on disposition of assets of approximately $1.7 billion recorded by our Railcar segment for the year ended December 31, 2017. In August 2017, our Real Estate segment sold a development property in Las Vegas Nevada for $600 million, resulting in a pretax gain on disposition of assets of $456 million for the year ended December 31, 2017. Our Real Estate segment also sold additional properties during 2017, primarily within its rental operations, resulting in an additional pretax gain on disposition of assets aggregating $40 million.
Selling, General and Administrative
Years Ended December 31, 2017 and 2016
Our consolidated selling, general and administrative for the year ended December 31, 2017 increased by $223 million (10%) as compared to the comparable prior year period. The increase was primarily attributable to an increase from our Automotive segment of $281 million, primarily due to the inclusion of the full year impact of Pep Boys in 2017, which was acquired in February 2016, and the acquisitions of Precision Tune, American Driveline and various other acquisitions in 2017, as well as personnel costs associated with integration and increased customer services. This increase was offset in part by a decrease of $61 million from our Gaming segment primarily due to the closing and subsequent sale of the Trump Taj Casino Resort in October 2016 and a decrease of $21 million from our Investment segment due to a decrease of compensation expense.
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
Restructuring
Our consolidated restructuring costs, net is primarily attributable to our Automotive segment and consists primarily of employee severance and termination benefits as well as facility closures and other costs. Our Automotive segment's restructuring activities are undertaken as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize businesses and to relocate manufacturing operations to best cost manufacturing locations. Restructuring, net decreased for the year December 31, 2017 compared to the comparable prior year periods due to lower severance and other charges incurred.
Impairment
Refer to Note 5, "Fair Value Measurements," and Note 8, "Goodwill and Intangible Assets, Net," to the consolidated financial statements for a discussion of impairments of assets.
Interest Expense
Years Ended December 31, 2017 and 2016
Our consolidated interest expense for the year ended December 31, 2017 decreased by $35 million (4%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in due to broker balances over the respective periods, as well as lower interest expense from our Railcar segment due to the sale of ARL in the second quarter of 2017. These decreases were offset in part by higher interest expense from our Energy segment due to a certain debt offering in the second quarter of 2016, as well as higher interest expense from our Holding Company due to our senior unsecured notes refinancing in the first quarter of 2017, which is subject to higher interest rates. Our Automotive segment's interest expense increased due to higher borrowings and interest rates under its revolver and European notes issued in 2017.
Years Ended December 31, 2016 and 2015
Our consolidated interest expense for the year ended December 31, 2016 decreased by $276 million (24%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in due to broker balances over the respective periods, offset in part by higher interest expense from our Automotive segment due to higher interest rates on borrowings under revolving credit facilities over the respective periods and the inclusion of interest from the acquisitions of Pep Boys in February 2016 and IEH Auto in the second quarter of 2015 and higher interest from our Energy segment due to a certain debt offering during the second quarter of 2016.
Income Tax Expense
Certain of our subsidiaries are partnerships not subject to taxation in our consolidated financial statements and certain other subsidiaries are corporations, or subsidiaries of corporations, subject to taxation in our consolidated financial statements. Therefore, our consolidated effective tax rate generally differs from the statutory federal tax rate. Refer to Note 14, "Income Taxes," to the consolidated financial statements for a discussion of income taxes.
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
As of December 31, 2017, our Holding Company had cash and cash equivalents of $526 million and total debt of approximately $5.5 billion. During 2017, our Holding Company invested an additional $1.3 billion in the Investment Funds, net of redemptions. As of December 31, 2017, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $3.0 billion. We may redeem our direct investment in the Investment Funds upon notice. See "Investment Segment Liquidity" below for additional information with respect to our Investment segment liquidity.
Sale of ARL
During the year ended December 31, 2017, we closed on the sale ARL. After repaying, or assigning to SMBC Rail Services LLC, applicable indebtedness of ARL, we received cash consideration of approximately $1.8 billion.
Distributions From/Investments In Subsidiaries
During the year ended December 31, 2017, we received $148 million in aggregate dividends and distributions from CVR Energy and CVR Refining. Subsequent to December 31, 2017, CVR Energy and CVR Refining declared a quarterly dividend and distribution, respectively, which will result in an additional aggregate $38 million in dividends and distributions paid to us in the first quarter of 2018.
During the year ended December 31, 2017, we received $66 million in aggregate dividends and distributions from our Railcar segment. Subsequent to December 31, 2017, ARI declared a quarterly dividend, which will result in an additional $5 million in dividends paid to us in the first quarter of 2018.
During the year ended December 31, 2017, we received $335 million in net distributions from our Real Estate segment.

During the year ended December 31, 2017, we invested $504 million in our Automotive segment, a portion of which was used to acquire certain businesses.
Purchase of Additional Interests in Consolidated Subsidiaries
During January 2017, we increased our ownership in Federal-Mogul from 82.0% to 100% through a tender offer for the remaining shares of Federal-Mogul common stock not already owned by us and a subsequent short form merger for an aggregate purchase price of $305 million.
During August 2017, we increased our ownership in Tropicana from 72.5% to 83.9% through a tender offer for additional shares of Tropicana common stock not already owned by us, for an aggregate purchase price of $95 million, excluding cash paid by Tropicana to repurchase shares in connection with the tender offer and in accordance with Tropicana's stock repurchase program.
Holding Company Borrowings and Availability

	December 31,
	2017	2016
	(in millions)
3.500% senior unsecured notes due 2017	$—	$1,174
4.875% senior unsecured notes due 2019	—	1,271
6.000% senior unsecured notes due 2020	1,703	1,705
5.875% senior unsecured notes due 2022	1,342	1,340
6.250% senior unsecured notes due 2022	1,216	—
6.750% senior unsecured notes due 2024	498	—
6.375% senior unsecured notes due 2025	748	—
	$5,507	$5,490
Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and guaranteed by Icahn Enterprises Holdings. Interest on each of the senior unsecured notes are payable semi-annually.
The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of December 31, 2017 are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.
As of December 31, 2017 and 2016, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2017, based on covenants in the indentures governing our senior unsecured notes, we are permitted to incur approximately $346 million of additional indebtedness.
Refinancing of Senior Unsecured Notes
On January 18, 2017, we issued $695 million in aggregate principal amount of 6.250% senior notes due 2022 and $500 million in aggregate principal amount of 6.750% senior notes due 2024. The proceeds from the issuance of these notes were used to redeem all of our 3.50% senior unsecured notes due 2017 and to pay related accrued and unpaid interest.
On December 6, 2017, we issued $750 million in aggregate principal amount of 6.375% senior unsecured notes due 2025 and an additional $510 million in aggregate principal amount of our existing 6.250% senior unsecured notes due 2022. The proceeds from these notes, together with cash on hand, were used to redeem all of the outstanding senior unsecured notes due 2019 and to pay accrued interest, related fees and expenses.
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

Distributions on Depositary Units
On February 27, 2018, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.75 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about April 16, 2018 to depositary unitholders of record at the close of business on March 12, 2018.
During the year ended December 31, 2017, we declared four quarterly distributions aggregating $6.00 per depositary unit. Mr. Icahn and his affiliates elected to receive their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 91.0% of Icahn Enterprises' outstanding depositary units as of December 31, 2017. In connection with these distributions, aggregate cash distributions to all depositary unitholders was $79 million.
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
Investment Segment Liquidity
During the year ended December 31, 2017, we invested $1.3 billion in the Investment Funds, net of redemptions, and affiliates of Mr. Icahn (excluding us and our subsidiaries) invested $600 million in the Investment Funds. In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.
Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of December 31, 2017, the Investment Funds' had a net long notional exposure of 14%. The Investment Funds' long exposure was 132% (130% long equity and 2% long credit and other) and its short exposure was 118% (103% short equity and 15% short credit and other).  The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at December 31, 2017.
Of the Investment Funds' 132% long exposure, 129% was comprised of the fair value of its long positions (with certain adjustments) and 3% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds' 118% short exposure, 14% was comprised of the fair value of our short positions and 104% was comprised of short credit default swap contracts and short broad market index swap derivative contracts.
With respect to both our long positions that are not notionalized (129% long exposure) and our short positions that are not notionalized (14% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our other short positions (104% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease. Refer to Note 6, “Financial Instruments,” to the consolidated financial statements for further discussion.

Other Segment Liquidity
Segment Cash and Cash Equivalents
Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	December 31,
	2017	2016
	(in millions)
Automotive	$367	$353
Energy	482	736
Railcar	100	179
Gaming	105	244
Metals	24	4
Mining	15	14
Food Packaging	16	39
Real Estate	30	24
Home Fashion	—	2
	$1,139	$1,595
Segment Borrowings and Availability
Segment debt consists of the following:

	December 31,
	2017	2016
	(in millions)
Automotive	$3,470	$3,259
Energy	1,166	1,165
Railcar	546	571
Gaming	137	287
Metals	1	2
Mining	58	55
Food Packaging	273	265
Real Estate	22	25
Home Fashion	5	—
	$5,678	$5,629
As of December 31, 2017, all of our subsidiaries were in compliance with all debt covenants.
Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

December 31, 2017
(in millions)
Automotive	$461
Energy	382
Railcar	200
Food Packaging	8
Home Fashion	25
$1,076
The above outstanding debt and borrowing availability with respect to each of our segments reflects third-party obligations. See Note 10, "Debt," to the consolidated financial statements for further discussion regarding our segment debt, including information relating to maturities, interest rates and borrowing availabilities.

Subsidiary Payments to Acquire Businesses
During the year ended December 31, 2017, our Automotive segment acquired several automotive services businesses, including the franchise businesses of Precision Tune Auto Care ("Precision Tune") and American Driveline Systems, the franchisor of AAMCO and Cottman Transmission service centers ("American Driveline"), for an aggregate purchase price of $226 million, net of cash acquired. Additionally, during 2017, our Food Packaging segment acquired two businesses for an aggregate purchase price of $31 million, net of cash acquired.
Subsidiary Dividends and Distributions to Non-Controlling Interests
During the year ended December 31, 2017, our Energy, Railcar and Automotive segments had dividends and distributions to non-controlling interests of $75 million, $12 million and $5 million, respectively.
Subsidiary Stock Repurchases
On July 28, 2015, ARI's board of directors authorized the repurchase of up to $250 million of its outstanding common stock (the "ARI Stock Repurchase Program"). ARI did not repurchase shares of its common stock during the year ended December 31, 2017. Prior to 2017, an aggregate of $86 million was repurchased under the ARI Stock Repurchase Program.
On July 31, 2015, Tropicana's board of directors authorized the repurchase of up to $50 million of its outstanding common stock and on February 22, 2017, an additional $50 million was authorized for repurchase (the "Tropicana Stock Repurchase Program"). During the year ended December 31, 2017, Tropicana repurchased shares of its common stock aggregating $36 million in connection with a tender offer commenced by Icahn Enterprises and Tropicana. Prior to 2017, an aggregate of $43 million was repurchased under the Tropicana Stock Repurchase Program.
Accounts Receivable Factoring
Federal-Mogul's subsidiaries in Brazil, Canada, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," to the consolidated financial statements for further information.
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

The following table summarizes cash flow information for the year ended December 31, 2017, 2016 and 2015 for Icahn Enterprises' reporting segments and our Holding Company:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Operating Activities	Investing Activities	Financing Activities	Operating Activities	Investing Activities	Financing Activities
	(in millions)
Holding Company	$(337)	$216	$422	$(209)	$245	$23	$(255)	$(586)	$(116)
Investment	(1,896)	—	1,900	555	—	(552)	(132)	—	140

Other Operating Segments:
Automotive	104	(672)	574	542	(1,395)	1,025	60	(1,130)	955
Energy	167	(195)	(226)	268	(202)	(95)	537	(151)	(375)
Railcar	226	(143)	(279)	400	(254)	(477)	382	(506)	339
Gaming	177	(56)	(260)	78	(56)	5	105	(83)	(1)
Metals	17	(29)	31	(14)	(2)	8	14	(23)	4
Mining	8	(38)	31	—	(22)	22	(29)	(175)	218
Food Packaging	24	(57)	8	28	(22)	(4)	25	(22)	(4)
Real Estate	76	269	(339)	11	2	(8)	34	64	(103)
Home Fashion	(2)	(5)	5	(4)	(8)	—	7	(4)	—
Other operating segments	797	(926)	(455)	1,309	(1,959)	476	1,135	(2,030)	1,033
Total before eliminations	(1,436)	(710)	1,867	1,655	(1,714)	(53)	748	(2,616)	1,057
Eliminations	—	1,124	(1,124)	—	(140)	140	—	231	(231)
Consolidated	$(1,436)	$414	$743	$1,655	$(1,854)	$87	$748	$(2,385)	$826
Eliminations
Eliminations in the table above relate to our Holding Company's transactions with our Investment and other operating segments. Our Holding Company's net (investments in) distributions from the Investments Funds were $(1,300) million, $1,050 million and $100 million for the years ended December 31, 2017, 2016 and 2015, which are included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our Investment segment. Our Holding Company's net distributions from (investments in) our other operating segments were $56 million, $(785) million and $(331) million for the years ended December 31, 2017, 2016 and 2015, which are included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our other operating segments. In addition, our Holding Company repaid a loan from our Railcar segment of $120 million in 2017 and received loan proceeds of $125 million in 2016, which were classified as cash flows from financing activities for our Holding Company and cash flows from investing activities for our Railcar segment.
Holding Company
Our Holding Company's cash flows from operating activities for each of the years ended December 31, 2017, 2016 and 2015 were attributable to our semi-annual interest payments on our senior unsecured notes and certain operating expenses of our Holding Company. Our Holding Company cash used in operating activities in 2017 was higher compared to 2016 and 2015 due to higher debt payments resulting from certain debt refinancings in 2017 as well as due to net tax payments in 2017 compared to net tax receipts in 2016 and 2015.
Our Holding Company's cash flows from investing activities for the year ended December 31, 2017 were due to proceeds of approximately $1.8 billion from the sale of ARL and dividends and distributions from our operating segments aggregating $588 million, offset in part by net investments in the Investment Funds of $1.3 billion, payments to acquire additional outstanding common stock of Federal-Mogul and Tropicana aggregating $349 million and investments in our Automotive segment of $504 million and other operating segments aggregating $28 million. For the year ended December 31, 2016, our Holding Company had distributions from our Investment segment of approximately $1.0 billion and dividends and distributions from our operating segments aggregating $340 million, offset in part by an investment in our Automotive segment of approximately $1.0 billion and our other operating segments of $81 million. For the year ended December 31, 2015, our Holding Company had distributions from our Investment segment of $100 million and dividends and distributions from our other operating segments of $434 million. This was more than offset by purchases of investments aggregating $345 million and investments in our Automotive and Mining segments of $556 million and $209 million, respectively.

Our Holding Company's cash flows from financing activities for the year ended December 31, 2017 were due to aggregate proceeds from our rights offing of $612 million (which includes a contribution of $12 million from our general partner in order to maintain its aggregate 1.99% general partner interest in us) and net proceeds from our senior unsecured debt refinancings of $20 million, offset in part by repayment of an intercompany loan due to our Railcar segment of $120 million and by cash distributions on our depositary units of $81 million (including $2 million to our general partner) for the year ended December 31, 2017. For the year ended December 31, 2016, our Holding Company received $125 million in proceeds from its intercompany loan from our Railcar segment, which was offset in part by cash distributions on our depositary unitholders of $103 million (including $2 million to our general partner). For the year ended December 31, 2015, our Holding Company had net cash used in financing activities due to distributions on our depositary units of $116 million (including $2 million to our general partner).
Investment Segment
Our Investment segment's cash flows from operating activities for the comparable periods were attributable to its net investment transactions.
Our Investment segment's cash flows from financing activities for the comparable periods were due to contributions from, and distributions to, our Holding Company and Mr. Icahn and his affiliates. Our Investment segment had net cash provided by financing activities of $1.9 billion for the year ended December 31, 2017, which included our $1.3 billion net investment in the Investment Funds as well as $600 million received from Mr. Icahn and his affiliates (excluding us). For the year ended December 31, 2016, our Investment segment had net cash used in financing activities of $552 million due to distributions paid to our Holding Company of approximately $1.1 billion, offset in part by net contributions from Mr. Icahn and his affiliates (excluding us) of $498 million. For the year ended December 31, 2015, our Investment segment had net cash provided by financing activities of $140 million due to $240 million in net contributions received from Mr. Icahn and his affiliates (excluding us) offset in part by distributions to our Holding Company of $100 million.
Other Operating Segments
Our other operating segments' cash flows from operating activities were primarily attributable to net income before non-cash charges of approximately $1.2 billion, $1.1 billion and $1.3 billion for the years ended December 31, 2017, 2016 and 2015. Net income before non-cash charges represents net cash flows from operating activities before changes in operating assets and liabilities. The decrease in net cash provided by operating activities from our other operating segments in 2017 compared to 2016 was primarily attributable to changes in operating assets and liabilities, particularly from our Automotive and Energy segments. Changes in operating assets and liabilities in 2017 compared to 2016 for our Automotive and Energy segments were primarily due to purchases of inventory and decreases in biofuel blending obligations, respectively.
Our other operating segments cash flows from investing activities for the years ended December 31, 2017, 2016 and 2015 were primarily due to capital expenditures and acquisitions of businesses, net of cash acquired. For the year ended December 31, 2017, our Automotive segment's capital expenditures were $479 million, primarily related to investing in new facilities, upgrading existing products, continuing new product launches and other infrastructure and equipment costs. Our Railcar segment's capital expenditures were $173 million, primarily for railcars for lease and our Energy and Gaming segments had capital expenditures of $119 million and $112 million, respectively. For the year ended December 31, 2016 our Automotive and Energy segments had capital expenditures of $418 million and $133 million, respectively and our Railcar segment had capital expenditures of $133 million, primarily for railcars for lease. For the year ended December 31, 2015, our Railcar segment had capital expenditures of $522 million, of which $484 million was for railcars for lease, and our Automotive and Energy segments had capital expenditures of $449 million and $219 million, respectively.
Acquisitions of businesses, net of cash acquired, for the years ended December 31, 2017, 2016 and 2015 were primarily within our Automotive segment. Our Automotive segment's acquisitions included Precision Tune, American Driveline and various other businesses aggregating $226 million in 2017, its acquisitions of Pep Boys and certain other businesses aggregating approximately $1.0 billion in 2016 and its acquisitions of IEH Auto, TRW's valvetrain business and certain other businesses aggregating $694 million in 2015. In addition, our Food Packaging segment acquired a casings manufacturer for $31 million in 2017, our Energy segment acquired CVR Nitrogen, LP for common units and $64 million of net cash consideration in 2016 and Ferrous Resources was acquired in 2015 for $161 million.
During the year ended December 31, 2017, our Railcar segment received $120 million from our Holding Company for the repayment of an intercompany loan and during the year ended December 31, 2016 our Railcar segment paid $125 million to our Holding Company for the issuance of the intercompany loan.
Our other operating segments cash flows from financing activities for the years ended December 31, 2017, 2016 and 2015 were primarily due to contributions from us, dividends and distributions to us and non-controlling interests and net debt transactions. For 2017, 2016 and 2015, our other operating segments had net cash (distributions to) contributions from our Holding Company of $(56) million, $785 million and $331 million, respectively, as described above. Distributions to non-

controlling interests were $92 million, $86 million and $252 million for the years ended December 31, 2017, 2016 and 2015, respectively, primarily from our Energy and Railcar segments. In 2015, our Energy segment's distributions to non-controlling interests included $200 million paid by CVR Partners. In addition, for 2017, 2016 and 2015, our other operating segments had net cash (repayments) proceeds from debt transactions of $(283) million, $(153) million and approximately $1.0 billion, respectively. Net proceeds in 2015 are primarily due to refinancing of debt within our Automotive and Railcar segments.
In addition to the above, Federal-Mogul's rights offering in 2015 resulted in $250 million in additional proceeds for our Automotive segment, including $230 million received from us, and Tropicana and ARI had repurchases of treasury stock for the years ended December 31, 2017, 2016 and 2015 aggregating $36 million, $72 million and $57 million, respectively.
Consolidated Capital Expenditures
Refer to Note 13, "Segment and Geographic Reporting," for a reconciliation of our segments' capital expenditures to consolidated capital expenditures for each of the years ended December 31, 2017, 2016 and 2015.
We estimate that our consolidated capital expenditures for our continuing operating businesses to be approximately $950 million to $1.0 billion in 2018. Our Automotive segment estimates its 2018 capital expenditures to be approximately $500 million, primarily for strategic priorities and growth. Our Energy segment estimates its 2018 capital expenditures to be approximately $231 million, a majority of which is planned for maintenance. Our Railcar segment estimates its 2018 capital expenditures to be approximately $100 million, with a majority for its railcar lease fleet. Our Gaming segment estimates its 2018 capital expenditures to be approximately $68 million, primarily for maintenance.
Consolidated Contractual Commitments and Contingencies
The following table reflects, at December 31, 2017, our contractual cash obligations, subject to certain conditions, due over the indicated periods:

	2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Debt obligations	$191	$52	$1,897	$2,072	$3,606	$3,370	$11,188
Capital lease obligations	8	7	4	3	2	21	45
Interest payments	650	643	642	515	343	664	3,457
Pension and other post-retirement benefit plans	90	87	81	75	81	650	1,064
Operating lease obligations	237	222	198	170	142	388	1,357
Purchase obligations	199	129	103	92	85	543	1,151
Letters of credit	99	—	—	—	—	—	99
Total	$1,474	$1,140	$2,925	$2,927	$4,259	$5,636	$18,361
Certain of Federal-Mogul's, CVR Energy's and PSC Metals' facilities are environmentally impaired. As of December 31, 2017, Federal-Mogul, CVR Energy and PSC Metals have recorded environmental liabilities of $16 million, $4 million and $28 million, respectively. Additionally, our Automotive segment has identified sites with contractual obligations and sites that are closed or expected to be closed and sold in connection with its restructuring activities and has accrued $15 million as of December 31, 2017, primarily related to removing hazardous materials in buildings. For further discussion regarding these commitments, among others, see Note 17, “Commitments and Contingencies,” to the consolidated financial statements.
As discussed in Note 4, “Investments and Related Matters,” to the consolidated financial statements, we have contractual liabilities of approximately $1.0 billion related to securities sold, not yet purchased as of December 31, 2017. This amount has not been included in the table above as maturity is not subject to a contract and cannot be properly estimated.
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

Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to the consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Among others, estimates are used when accounting for valuation of investments and pension expense. Estimates used in determining fair value measurements include, but are not limited to, expected future cash flow assumptions, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans, settlement plans for litigation and contingencies, and appropriate discount rates. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates.
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
On December 22, 2017, The Tax Cuts and Jobs Act (the "Tax Legislation") was enacted in the United States, significantly revising certain U.S. corporate income tax provisions; including, among other items, a reduction of the U.S. corporate rate from 35% to 21%, effective for tax year beginning after December 31, 2017; the transition of U.S. international taxation from a worldwide tax system to a territorial system; and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, (or, if greater, November 2, 2017) of a “specified foreign corporation” which includes controlled foreign corporations and other foreign corporations which have at least one U.S. corporate shareholder that owns 10% or more of the value or voting power of such foreign corporation. We estimated the impact of the Tax Legislation on our income tax provision for the year ended December 31, 2017 in accordance with our understanding of the Tax Legislation and guidance available at the date of this filing and as a result have recorded adjustments to the various tax balances, current, long-term and deferred tax assets and liabilities, all during the fourth quarter of 2017, the period in which the Tax Legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $496 million, representing an income tax benefit recorded during the current period. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $2 million.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Legislation. In accordance with SAB 118, we have determined that the $496 million of income tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $2 million of current tax expense recorded in connection with the transition tax on mandatory deemed repatriation of foreign earnings were each a provisional amount and a reasonable estimate as of the date of this filing. The accounting for these provisional amounts may be adjusted as we gain a better understanding of the new tax laws due to additional guidance and analysis of these estimates, including but not limited to, guidance on application of the one-time transition tax to 10% U.S. shareholders of a specified foreign corporation, state tax treatments and finalizing our foreign affiliate analysis. Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter of 2018 when the analysis is complete and additional guidance and Internal Revenue Service interpretations are issued.
Federal Mogul, Viskase and ARI have not provided taxes on $784 million, $46 million and $6 million, respectively of undistributed earnings in foreign subsidiaries which are deemed to be indefinitely reinvested. If at some future date these earnings cease to be permanently reinvested, we may be subject to foreign income and withholding taxes upon repatriation of such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. For each of the three years ended December 31, 2017, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries' ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.
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
Long-Lived Assets and Goodwill
We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the various definite-lived assets. When assets are placed in service, we make estimates of what we believe are their reasonable useful lives.
Long-lived assets held and used by our various operating segments and long-lived assets to be disposed of are reviewed for impairment whenever events or changes in circumstances, such as vacancies and rejected leases and reduced production capacity, indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset an impairment loss is recognized. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Definite-lived assets held by our various segments are periodically reviewed for impairment indicators. If impairment indicators exist, we perform the required analysis and an impairment loss is recognized in accordance with U.S. GAAP.
Indefinite-lived intangible assets, such as goodwill and trademarks, held by our various segments are reviewed for impairment annually, or more frequently if impairment indicators exist. Goodwill impairment testing involves comparing the fair value of our reporting units to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no impairment is necessary. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss, equal to the difference (limited to the total amount of goodwill allocated to the tested reporting unit), is recognized in accordance with U.S. GAAP. As of December 31, 2017, five reporting units were allocated goodwill across three reporting segments aggregating $1,275 million. Our Automotive segment's goodwill accounts for $1,261 million of our consolidated goodwill and is allocated to three separate reporting units, Powertrain, Motorparts and Pep Boys, in the amounts of $592 million, $349 million and $320 million, respectively. These reporting units are tested for impairment annually on October 1. As a result of our annual goodwill impairment analysis for our Automotive segment, the fair value of our Automotive segment's Powertrain, Motorparts and Pep Boys reporting units exceeded their carrying values by 25%, 6% and 16%, respectively.
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

See Note 5, "Fair Value Measurements," and Note 8, "Goodwill and Intangible Assets, Net," to the consolidated financial statements for further discussion regarding the fair value measurements of our long-live assets as well as goodwill and intangible assets.
Pension Plans and Other Post-Retirement Benefit Plans
Federal-Mogul sponsors defined benefit pension plans and post-retirement plans for certain employees and retirees around the world. Federal-Mogul's defined benefit plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including an expected long-term rate of return, discount rate, mortality rates of participants, and expectation of mortality improvement.
Differences in actual experience or changes in assumptions may materially affect the pension and post-retirement plan obligations. Actual results that differ from assumptions are accumulated in unamortized net actuarial gains and losses which are subject to amortization and expensed over future periods. The unamortized pre-tax actuarial loss on Federal-Mogul's pension plans was $491 million and $544 million at December 31, 2017 and 2016, respectively. Federal-Mogul expects to recognize amortization expense of $18 million in 2018.
Assumptions used to calculate benefit obligations as of the end of a fiscal year directly affect the expense to be recognized in future periods. The primary assumptions affecting our accounting for employee benefits as of December 31, 2017 are as follows:

•
Long-term rate of return on plan assets: In December 2017, an investment policy study was completed for Federal-Mogul's U.S. pension plans. The study resulted in changes to the expected long-term rate of return on assets and is designed to approximate a long-term prospective rate. The long-term rate of return on assets decreased from 5.55% at December 31, 2016 to 5.50% at December 31, 2017. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans and the weighted average return on assets increased from 3.05% at December 31, 2016 to 3.26% at December 31, 2017.

•
Discount rate: The discount rate assumption is established at the measurement date. In the U.S., Federal-Mogul uses a cash flow matching approach that uses projected cash flows matched to spot rates along a high quality corporate yield curve to determine the present value of cash flows to calculate a single equivalent discount rate. The benefit obligation for pension plans in Belgium, France, and Germany represents 90% of the non-U.S. pension benefit obligation at December 31, 2017. The discount rates for these plans are determined using a cash flow matching approach similar to the U.S. approach.

The weighted-average discount rate used to calculate net periodic pension cost is 3.90% for U.S. pension plans, a weighted average of 2.03% for non-U.S. pension plans and 3.98% for its other post-retirement benefits. In calculating its benefit obligations, Federal-Mogul used a weighted-average discount rate of 3.50% for its U.S. pension plans, a weighted average discount rate of 2.26% for its non-U.S. pension plans and a discount rate of 3.68% for its other post-retirement benefits.

•
Mortality Assumptions: Federal-Mogul has reviewed the mortality improvement tables published by the Society of Actuaries in the year ended December 31, 2017 and determined that the current assumptions are appropriate to measure its December 31, 2017 U.S. pension plans' obligations.

•
Health care cost trend: We review external data and our historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year’s post-retirement health care benefits is 6.41% for health care and drug costs, both declining to an ultimate trend rate of 5.00% in 2022.

The following table illustrates the sensitivity to a change in certain assumptions for the pension and post-retirement plans. The changes in these assumptions have no impact on Federal-Mogul's funding requirements.

	Pension Benefits				Other Post-Retirement Benefits
	United States Plans		Non-U.S. Plans
	Change in 2018 expense	Change in PBO	Change in 2018 expense	Change in PBO	Change in 2018 expense	Change in PBO
	(in millions)
25 bp decrease in discount rate	$(1)	$29	$1	$20	$—	$6
25 bp increase in discount rate	1	(28)	(1)	(19)	—	(6)
25 bp decrease in return on assets rate	2	n/a	—	n/a	n/a	n/a
25 bp increase in return on assets rate	(2)	n/a	—	n/a	n/a	n/a
The assumed health care trend rate has a significant impact on the amounts reported for the post-retirement benefit plan obligations. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(in millions)
100 bp increase in health care trend rate	$1	$23
100 bp decrease in health care trend rate	(1)	(20)
Derivatives
Our Energy segment's petroleum business uses futures contracts, options, and forward contracts primarily to reduce exposure to changes in crude oil prices and finished goods product prices to provide economic hedges of inventory positions. Although CVR Energy's management considers these derivatives economic hedges, these derivative instruments do not qualify as hedges for hedge accounting purposes under ASC Topic 815, Derivatives and Hedging, and accordingly are recorded at fair value in the consolidated balance sheets. Changes in the fair value of these derivative instruments are recorded into earnings as a component of other income, net in the period of change. The estimated fair values of forward and swap contracts are based on quoted market prices and assumptions for the estimated forward yield curves of related commodities in periods when quoted market prices are unavailable.
Recently Issued Accounting Standards
See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," to the consolidated financial statements for a discussion of recent accounting pronouncements applicable to us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our consolidated balance sheets include substantial amounts of assets and liabilities whose fair values are subject to market risks. Our significant market risks are primarily associated with equity prices, interest rates, foreign currency exchange rates and commodity prices, as discussed below.
Equity Price Risk
Our predominant exposure to equity price risk is related to our Investment segment and the sensitivities to movements in the fair value of the Investment Funds' investments.
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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of December 31, 2017, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $953 million, $102 million and $1.0 billion, respectively. However, as of December 31, 2017, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 41% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 59% of the change in fair value. As of December 31, 2016, we estimated that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $921 million, $114 million and $1.8 billion, respectively and as of December 31, 2016, our investment in the Investment Funds was 39%.
Holding Company
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
Based on sensitivity analysis for our equity price risks as of December 31, 2017, the effect of a hypothetical 10% adverse change in market prices would result in loss of approximately $38 million for our Holding Company. As of December 31, 2016, such hypothetical loss was approximately $32 million, with the difference primarily reflecting a positive change in the historical price of the investments held by our Holding Company during 2017. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of equity markets.
Interest Rate Risk
Holding Company
The fair values of our long-term debt and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Historically, our Holding Company does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. Our Holding Company has predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At December 31, 2017, all of our Holding Company's debt had fixed rates and therefore would not be subject to fluctuations in interest rates.
Automotive
Federal-Mogul's exposure to market risk associated with changes in interest rates relate primarily to its debt obligations. At December 31, 2017, Federal-Mogul had approximately $3.1 billion of debt, of which $2.2 billion bear variable interest rates. Based on Federal-Mogul's borrowings as of December 31, 2017, an adverse market change in interest rates of 10% would have a $3 million impact on Federal-Mogul's cash flows.
At December 31, 2016, Federal-Mogul had approximately $3.0 billion of debt, primarily bearing variable interest rates. At December 31, 2016, Federal-Mogul's term loans, which represent approximately $2.5 billion, were not sensitive to changes in market interest rates because the market rate was below the interest rate floor within its credit agreement. Therefore, an adverse market change on interest rates of ten percent would have had no effect on cash flows. Federal-Mogul's revolving lines of credit also have variable market interest rates and the effect on cash flow from a 10% adverse change in market rates would be de minimis for the year ended December 31, 2016. Federal-Mogul's remaining debt consists of foreign debt with primarily variable interest rates. An adverse market change in interest rates of 10% with respect to these foreign debts would not materially affect our Automotive segment's consolidated financial position, results of operations or cash flows.
Railcar
As of December 31, 2017, ARI has no variable rate debt outstanding and borrowing availability of $200 million under a revolving loan with variable interest rates. In the event ARI were to draw down on this revolving loan, its financial results could be affected by changes in interest rates. If the full $200 million were drawn down, a one percentage point increase in the rate would have an additional $2 million impact on ARI's interest expense.

Gaming
Tropicana's primary exposure to market risk is interest rate risk associated with its term loan facility that bears interest based on variable rates, but shall not be less than 4.0%. Based on Tropicana's borrowings as of December 31, 2017, assuming a one percentage point increase in the interest rate, which was in excess of the 4.0% floor as of December 31, 2017, Tropicana's annual interest expense would increase by $1 million.
Foreign Currency Exchange Rate Risk
Certain of our subsidiaries operate in foreign jurisdictions and we transact business in foreign currencies. In addition, we may hold investments in common stocks of major multinational companies who have significant foreign business and foreign currency risk of their own. Our net assets subject to financial statement translation into U.S. Dollars are primarily in our Automotive, Mining and Food Packaging segments.
Automotive
Federal-Mogul has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which they operate. As of December 31, 2017, Federal-Mogul's most significant foreign currency exposures were Brazilian real, British pound, Canadian dollar, Chinese yuan, Czech koruna, euro, Indian rupee, Mexican peso, Polish zloty, Romanian leu, Russian ruble, South Korean won, and Thai baht. Historically, Federal-Mogul has reduced its exposure through financial instruments (hedges) that provide offsets or limits to its exposures, which are opposite to the underlying transactions. Federal-Mogul did not hold any foreign currency price hedge contracts at December 31, 2017 and 2016.
Federal-Mogul is exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect Federal-Mogul's financial condition.
Federal-Mogul recorded translation gains (losses) in accumulated other comprehensive loss of $116 million and $(145) million for the years ended December 31, 2017 and 2016, respectively, and recorded translation (losses) gains in earnings of $(12) million and $2 million for the year ended December 31, 2017 and 2016, respectively.
Federal-Mogul issued notes in the amount €1,065 million during the year ended December 31, 2017. Federal-Mogul has designated €736 million of these notes as a net investment hedge in certain foreign subsidiaries and affiliates of Federal-Mogul. As such, an adverse change in foreign currency exchange rates will have no effect on earnings. For the portion of the debt not designated as a net investment hedge, Federal-Mogul has other natural hedges in place that will offset any adverse change in foreign currency exchange rates. A 10% adverse change in foreign currency exchange rates between the Euro and U.S. Dollar as of December 31, 2017 would increase the amount of cash required to settle the Euro Notes by approximately $128 million.
Mining
Ferrous Resources' principal objective is to produce iron ore which is typically priced in U.S. dollars. The majority of its funding and cash balances are also denominated in U.S. dollars. A proportion of Ferrous Resources' costs are incurred in Brazilian reals while significant capital expenditures are expected to be incurred in U.S. dollars. Accordingly, our Mining segment's financial results may be impacted by exchange rate fluctuations between the U.S. dollar and the Brazilian real. Our Mining segment estimates that a hypothetical 10% adverse movement of the Brazilian real against the U.S. dollar during the year ended December 31, 2017 would have increased net income attributable to Icahn Enterprises for our Mining segment by $6 million.
Food Packaging
Viskase has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which they operate. At December 31, 2017, Viskase's most significant foreign currency exposures were Euro, Mexican peso, Polish zloty, Brazilian real and Philippine peso.
Viskase is exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect Viskase's financial condition.
Viskase recorded translation gains (losses) in accumulated other comprehensive loss of $9 million and $(5) million for the years ended December 31, 2017 and 2016, respectively, and recorded translation gains in earnings of $2 million and $4 million for the year ended December 31, 2017 and 2016, respectively.
Commodity Price Risk
Certain of our subsidiaries use commodities in various ways in production and as such, are subject to price risks related to various commodities.

Automotive
Commodity rate price forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The net fair value of Federal-Mogul's contracts was a net asset of $1 million and $4 million at December 31, 2017 and 2016, respectively. At December 31, 2017, Federal-Mogul performed a sensitivity analysis to assess the effects of a 10% adverse change in commodity prices. Based upon the analysis performed, such changes would not be expected to materially affect our Automotive segment's consolidated financial position, results of operations or cash flows.
Energy
CVR Refining, as a manufacturer of refined petroleum products, and CVR Partners, as a manufacturer of nitrogen fertilizer products, all of which are commodities, have exposure to market pricing for products sold in the future. In order to realize value from our Energy segment's processing capacity, a positive spread between the cost of raw materials and the value of finished products must be achieved (i.e., gross margin or crack spread). The physical commodities that comprise our raw materials and finished goods are typically bought and sold at a spot or index price that can be highly variable.
Our Energy segment's petroleum business uses a crude oil purchasing intermediary, Vitol, to purchase the majority of its non-gathered crude oil inventory for the refineries, which allows it to take title to and price its crude oil at locations in close proximity to the refineries, as opposed to the crude oil origination point, reducing its risk associated with volatile commodity prices by shortening the commodity conversion cycle time. The commodity conversion cycle time refers to the time elapsed between raw material acquisition and the sale of finished goods. In addition, the petroleum business seeks to reduce the variability of commodity price exposure by engaging in hedging strategies and transactions that will serve to protect gross margins as forecasted in the annual operating plan. Accordingly, the petroleum business uses commodity derivative contracts to economically hedge future cash flows (i.e., gross margin or crack spreads) and product inventories. With regard to its hedging activities, the petroleum business may enter into, or has entered into, derivative instruments which serve to:

•	lock in or fix a percentage of the anticipated or planned gross margin in future periods when the derivative market offers commodity spreads that generate positive cash flows;

•	hedge the value of inventories in excess of minimum required inventories; and

•	manage existing derivative positions related to change in anticipated operations and market conditions.
Further, CVR Energy's petroleum business intends to engage only in risk-mitigating activities directly related to its businesses. The nitrogen fertilizer business has not historically hedged for commodity prices.
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
Examples of CVR Energy's basis risk exposure are as follows:

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

•
Location Basis - In hedging New York Mercantile Exchange ("NYMEX") crack spreads, CVR Energy may be subject to location basis as the settlement of NYMEX refined products (related more to New York Harbor cash markets) may differ from the prices of refined products in CVR Energy's Group 3 pricing area.

Price and Basis Risk Management Activities
In the event CVR Energy's inventories exceed its petroleum business' target base level of inventories, CVR Energy may enter into commodity derivative contracts to manage price exposure to its inventory positions that are in excess of its base level. Excess inventories typically result from plant operations, such as a turnaround or other plant maintenance.
To reduce the basis risk between the price of products for Group 3 and that of the NYMEX associated with selling forward derivative contracts for NYMEX crack spreads, the petroleum business may enter into basis swap positions to lock the price difference. If the difference between the price of products on the NYMEX and Group 3 (or some other price benchmark as specified in the swap) is different than the value contracted in the swap, then it will receive from or owe to the counterparty the difference on each unit of product contracted in the swap, thereby completing the locking of its margin. An example of the petroleum business' use of a basis swap is in the winter heating oil season. The risk associated with not hedging the basis when using NYMEX forward contracts to fix future margins is if the crack spread increases based on prices traded on NYMEX while Group 3 pricing remains flat or decreases then our petroleum business would be in a position to lose money on the derivative position while not earning an offsetting additional margin on the physical position based on the Group 3 pricing.
From time to time, the petroleum business also holds various NYMEX positions through a third-party clearing house. At December 31, 2017, CVR Refining had no open commodity positions. At December 31, 2017, CVR Refining's account balance maintained at the third-party clearing house totaled $1 million, which is reflected on the consolidated balance sheets in cash and cash equivalents. NYMEX transactions conducted for the year ended December 31, 2017 resulted in loss on derivatives, net of less than $1 million.
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheets with changes in fair value currently recognized in the consolidated statements of operations. As of December 31, 2017, CVR Refining had open commodity swap instruments consisting of 7.1 million barrels of 2-1-1 crack spreads, 3.6 million barrels of distillate crack spreads and 3.6 million barrels of gasoline crack spreads. Additionally, as of December 31, 2017, CVR Refining had open forward purchase and sale commitments for 5.8 million barrels of Canadian crude oil priced at fixed differentials that are not considered probable of physical settlement and are accounted for as derivatives at December 31, 2017. A change of $1.00 per barrel in the fair value of the benchmark would result in an increase or decrease in the related fair values of commodity instruments of $18 million. The fair value of the outstanding contracts as of December 31, 2017 was a net unrealized loss of $64 million.
Credit Risk
We and the Investment Funds are subject to certain inherent risks through our investments.
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
The Investment Funds and, to a lesser extent, other entities hold derivative instruments that are subject to credit risk in the event that the counterparties are unable to meet the terms of such agreements. When the Investment Funds make such investments, or enter into other arrangements where they might suffer a significant loss through the default or insolvency of a counterparty, we monitor the credit quality of such counterparty and seek to do business with creditworthy counterparties. Counterparty risk is monitored by obtaining and reviewing public information filed by the counterparties and others.
Compliance Program Price Risk
As a producer of transportation fuels from petroleum, CVR Refining is required to blend biofuels into the product it produces or to purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA. CVR Refining is exposed to market risk related to volatility in the price of RINs needed to comply with the Renewable Fuel Standards ("RFS"). To mitigate the impact of this risk on our Energy segment's results of operations and cash flows, CVR Refining purchased RINs when prices are deemed favorable. See Note 17, "Commitments and Contingencies," to the consolidated financial statements for further discussion about compliance with the RFS.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners
Icahn Enterprises L.P.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2018 expressed an unmodified opinion.
Basis for opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnerships financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2004.
New York, New York
March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners
Icahn Enterprises Holdings L.P.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Icahn Enterprises Holdings L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/GRANT THORNTON LLP
We have served as the Partnership’s auditor since 2004.
New York, New York
March 1, 2018

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$1,682	$1,833
Cash held at consolidated affiliated partnerships and restricted cash	786	804
Investments	10,369	9,881
Due from brokers	506	1,482
Accounts receivable, net	1,805	1,609
Inventories, net	3,261	2,983
Property, plant and equipment, net	9,701	10,122
Goodwill	1,275	1,136
Intangible assets, net	1,135	1,116
Assets held for sale	17	1,366
Other assets	1,264	1,039
Total Assets	$31,801	$33,371
LIABILITIES AND EQUITY
Accounts payable	$2,064	$1,765
Accrued expenses and other liabilities	1,743	1,895
Deferred tax liability	924	1,613
Unrealized loss on derivative contracts	1,275	1,139
Securities sold, not yet purchased, at fair value	1,023	1,139
Due to brokers	1,057	3,725
Post-employment benefit liability	1,159	1,180
Liabilities held for sale	3	1,779
Debt	11,185	11,119
Total liabilities	20,433	25,354

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 173,564,307 and 144,741,149 units issued and outstanding at December 31, 2017 and 2016, respectively	5,341	2,448
General partner	(235)	(294)
Equity attributable to Icahn Enterprises	5,106	2,154
Equity attributable to non-controlling interests	6,262	5,863
Total equity	11,368	8,017
Total Liabilities and Equity	$31,801	$33,371

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Net sales	$17,303	$15,511	$14,604
Other revenues from operations	1,827	1,958	1,386
Net gain (loss) from investment activities	304	(1,373)	(987)
Interest and dividend income	136	131	194
Gain on disposition of assets, net	2,166	14	40
Other income, net	8	107	35
	21,744	16,348	15,272
Expenses:
Cost of goods sold	15,005	13,412	12,741
Other expenses from operations	1,041	1,159	643
Selling, general and administrative	2,565	2,342	1,908
Restructuring	25	32	97
Impairment	112	709	788
Interest expense	843	878	1,154
	19,591	18,532	17,331
Income (loss) before income tax benefit (expense)	2,153	(2,184)	(2,059)
Income tax benefit (expense)	438	(36)	(68)
Net income (loss)	2,591	(2,220)	(2,127)
Less: net income (loss) attributable to non-controlling interests	161	(1,092)	(933)
Net income (loss) attributable to Icahn Enterprises	$2,430	$(1,128)	$(1,194)

Net income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$2,382	$(1,106)	$(1,170)
General partner	48	(22)	(24)
	$2,430	$(1,128)	$(1,194)

Basic and diluted income (loss) per LP unit	$14.80	$(8.07)	$(9.29)
Basic and diluted weighted average LP units outstanding	161	137	126
Cash distributions declared per LP unit	$6.00	$6.00	$6.00

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2017	2016	2015

Net income (loss)	$2,591	$(2,220)	$(2,127)
Other comprehensive income (loss), net of tax:
Post-employment benefits	50	18	60
Hedge instruments	(1)	3	1
Translation adjustments and other	124	(148)	(225)
Other comprehensive income (loss), net of tax	173	(127)	(164)
Comprehensive income (loss)	2,764	(2,347)	(2,291)
Less: Comprehensive income (loss) attributable to non-controlling interests	177	(1,112)	(973)
Comprehensive income (loss) attributable to Icahn Enterprises	$2,587	$(1,235)	$(1,318)

Comprehensive income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$2,536	$(1,210)	$(1,292)
General partner	51	(25)	(26)
	$2,587	$(1,235)	$(1,318)

Accumulated other comprehensive loss was $1,411 million and $1,584 million at December 31, 2017 and 2016, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	$(229)	$5,672	$5,443	$6,947	$12,390
Net loss	(24)	(1,170)	(1,194)	(933)	(2,127)
Other comprehensive loss	(2)	(122)	(124)	(40)	(164)
Partnership distributions	(2)	(114)	(116)	—	(116)
Investment segment contributions	—	—	—	276	276
Investment segment distributions	—	—	—	(36)	(36)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(252)	(252)
Proceeds from subsidiary equity offerings	—	—	—	31	31
Changes in subsidiary equity and other	—	(22)	(22)	53	31
Balance, December 31, 2015	(257)	4,244	3,987	6,046	10,033
Net loss	(22)	(1,106)	(1,128)	(1,092)	(2,220)
Other comprehensive loss	(3)	(104)	(107)	(20)	(127)
Partnership distributions	(2)	(101)	(103)	—	(103)
Partnership contributions	1	—	1	—	1
Investment segment contributions	—	—	—	505	505
Investment segment distributions	—	—	—	(7)	(7)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(86)	(86)
LP unit issuance	—	35	35	—	35
Changes in subsidiary equity and other	(11)	(520)	(531)	517	(14)
Balance, December 31, 2016	(294)	2,448	2,154	5,863	8,017
Net income	48	2,382	2,430	161	2,591
Other comprehensive income	3	154	157	16	173
Partnership distributions	(2)	(79)	(81)	—	(81)
Partnership contributions	12	600	612	—	612
Investment segment contributions	—	—	—	600	600
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(92)	(92)
Cumulative effect adjustment from adoption of accounting principal	(1)	(46)	(47)	—	(47)
Changes in subsidiary equity and other	(1)	(118)	(119)	(286)	(405)
Balance, December 31, 2017	$(235)	$5,341	$5,106	$6,262	$11,368

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$2,591	$(2,220)	$(2,127)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (gain) loss from securities transactions	(2,275)	(266)	1,737
Purchases of securities	(781)	(2,059)	(6,552)
Proceeds from sales of securities	2,413	7,630	4,281
Purchases to cover securities sold, not yet purchased	(1,078)	(361)	(577)
Proceeds from securities sold, not yet purchased	1,222	616	952
Changes in receivables and payables relating to securities transactions	(1,704)	(4,828)	2,085
Gain on disposition of assets, net	(2,166)	(14)	(40)
Depreciation and amortization	1,017	1,034	863
Impairment	112	709	788
Equity earnings from non-consolidated affiliates	(71)	(64)	(62)
Deferred taxes	(592)	(99)	(30)
Other, net	48	86	49
Changes in operating assets and liabilities:
Changes in cash held at consolidated affiliated partnerships and restricted cash	23	447	168
Accounts receivable, net	(67)	72	43
Inventories, net	(198)	(38)	(74)
Other assets	(113)	261	(200)
Accounts payable	181	18	(32)
Unrealized loss on derivative contracts	136	1,103	(593)
Accrued expenses and other liabilities	(134)	(372)	69
Net cash (used in) provided by operating activities	(1,436)	1,655	748
Cash flows from investing activities:
Capital expenditures	(991)	(826)	(1,359)
Acquisition of businesses, net of cash acquired	(257)	(1,050)	(855)
Purchase of additional interests in consolidated subsidiaries	(349)	(2)	—
Proceeds from disposition of assets	2,064	43	90
Purchases of investments	(82)	(100)	(345)
Other, net	29	81	84
Net cash provided by (used in) investing activities	414	(1,854)	(2,385)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	600	505	276
Investment segment distributions from non-controlling interests	—	(7)	(36)
Partnership contributions	612	1	—
Partnership distributions	(81)	(103)	(116)
Proceeds from subsidiary equity offerings	—	—	31
Dividends and distributions to non-controlling interests in subsidiaries	(92)	(86)	(252)
Proceeds from Holding Company senior unsecured notes	2,470	—	—
Repayments of Holding Company senior unsecured notes	(2,450)	—	—
Proceeds from subsidiary borrowings	2,752	2,199	1,972
Repayments of subsidiary borrowings	(3,035)	(2,352)	(972)
Subsidiary repurchase of common stock	(36)	(72)	(57)
Other, net	3	2	(20)
Net cash provided by financing activities	743	87	826
Effect of exchange rate changes on cash and cash equivalents	10	(31)	(7)
Net change in cash of assets held for sale	118	(102)	(12)
Net decrease in cash and cash equivalents	(151)	(245)	(830)
Cash and cash equivalents, beginning of period	1,833	2,078	2,908
Cash and cash equivalents, end of period	$1,682	$1,833	$2,078
See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$1,682	$1,833
Cash held at consolidated affiliated partnerships and restricted cash	786	804
Investments	10,369	9,881
Due from brokers	506	1,482
Accounts receivable, net	1,805	1,609
Inventories, net	3,261	2,983
Property, plant and equipment, net	9,701	10,122
Goodwill	1,275	1,136
Intangible assets, net	1,135	1,116
Assets held for sale	17	1,366
Other assets	1,296	1,067
Total Assets	$31,833	$33,399
LIABILITIES AND EQUITY
Accounts payable	$2,064	$1,765
Accrued expenses and other liabilities	1,743	1,895
Deferred tax liability	924	1,613
Unrealized loss on derivative contracts	1,275	1,139
Securities sold, not yet purchased, at fair value	1,023	1,139
Due to brokers	1,057	3,725
Post-employment benefit liability	1,159	1,180
Liabilities held for sale	3	1,779
Debt	11,190	11,122
Total liabilities	20,438	25,357

Commitments and contingencies (Note 17)

Equity:
Limited partner	5,420	2,496
General partner	(287)	(317)
Equity attributable to Icahn Enterprises Holdings	5,133	2,179
Equity attributable to non-controlling interests	6,262	5,863
Total equity	11,395	8,042
Total Liabilities and Equity	$31,833	$33,399

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Net sales	$17,303	$15,511	$14,604
Other revenues from operations	1,827	1,958	1,386
Net gain (loss) from investment activities	304	(1,373)	(987)
Interest and dividend income	136	131	194
Gain on disposition of assets, net	2,166	14	40
Other income, net	9	107	35
	21,745	16,348	15,272
Expenses:
Cost of goods sold	15,005	13,412	12,741
Other expenses from operations	1,041	1,159	643
Selling, general and administrative	2,565	2,342	1,908
Restructuring	25	32	97
Impairment	112	709	788
Interest expense	842	877	1,153
	19,590	18,531	17,330
Income (loss) before income tax benefit (expense)	2,155	(2,183)	(2,058)
Income tax benefit (expense)	438	(36)	(68)
Net income (loss)	2,593	(2,219)	(2,126)
Less: net income (loss) attributable to non-controlling interests	161	(1,092)	(933)
Net income (loss) attributable to Icahn Enterprises Holdings	$2,432	$(1,127)	$(1,193)

Net income (loss) attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$2,408	$(1,116)	$(1,181)
General partner	24	(11)	(12)
	$2,432	$(1,127)	$(1,193)

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2017	2016	2015

Net income (loss)	$2,593	$(2,219)	$(2,126)
Other comprehensive income (loss), net of tax:
Post-employment benefits	50	18	60
Hedge instruments	(1)	3	1
Translation adjustments and other	124	(148)	(225)
Other comprehensive income (loss), net of tax	173	(127)	(164)
Comprehensive income (loss)	2,766	(2,346)	(2,290)
Less: Comprehensive income (loss) attributable to non-controlling interests	177	(1,112)	(973)
Comprehensive income (loss) attributable to Icahn Enterprises Holdings	$2,589	$(1,234)	$(1,317)

Comprehensive income (loss) attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$2,563	$(1,222)	$(1,304)
General partner	26	(12)	(13)
	$2,589	$(1,234)	$(1,317)

Accumulated other comprehensive loss was $1,411 million and $1,584 million at December 31, 2017 and 2016, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	$(285)	$5,751	$5,466	$6,947	$12,413
Net loss	(12)	(1,181)	(1,193)	(933)	(2,126)
Other comprehensive loss	(1)	(123)	(124)	(40)	(164)
Partnership distributions	(1)	(115)	(116)	—	(116)
Investment segment contributions	—	—	—	276	276
Investment segment distributions	—	—	—	(36)	(36)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(252)	(252)
Proceeds from subsidiary equity offerings	—	—	—	31	31
Changes in subsidiary equity and other	—	(22)	(22)	53	31
Balance, December 31, 2015	(299)	4,310	4,011	6,046	10,057
Net loss	(11)	(1,116)	(1,127)	(1,092)	(2,219)
Other comprehensive loss	(1)	(106)	(107)	(20)	(127)
Partnership distributions	(1)	(102)	(103)	—	(103)
Partnership contribution	1	—	1	—	1
Investment segment contributions	—	—	—	505	505
Investment segment distributions	—	—	—	(7)	(7)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(86)	(86)
LP unit issuance	—	35	35	—	35
Changes in subsidiary equity and other	(6)	(525)	(531)	517	(14)
Balance, December 31, 2016	(317)	2,496	2,179	5,863	8,042
Net loss	24	2,408	2,432	161	2,593
Other comprehensive loss	2	155	157	16	173
Partnership distributions	(1)	(80)	(81)	—	(81)
Partnership contributions	6	606	612	—	612
Investment segment contributions	—	—	—	600	600
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(92)	(92)
Cumulative effect adjustment from adoption of accounting principal	—	(47)	(47)	—	(47)
Changes in subsidiary equity and other	(1)	(118)	(119)	(286)	(405)
Balance, December 31, 2017	$(287)	$5,420	$5,133	$6,262	$11,395

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$2,593	$(2,219)	$(2,126)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (gain) loss from securities transactions	(2,275)	(266)	1,737
Purchases of securities	(781)	(2,059)	(6,552)
Proceeds from sales of securities	2,413	7,630	4,281
Purchases to cover securities sold, not yet purchased	(1,078)	(361)	(577)
Proceeds from securities sold, not yet purchased	1,222	616	952
Changes in receivables and payables relating to securities transactions	(1,704)	(4,828)	2,085
Gain on disposition of assets, net	(2,166)	(14)	(40)
Depreciation and amortization	1,016	1,033	862
Impairment	112	709	788
Equity earnings from non-consolidated affiliates	(71)	(64)	(62)
Deferred taxes	(592)	(99)	(30)
Other, net	47	86	49
Changes in operating assets and liabilities:
Changes in cash held at consolidated affiliated partnerships and restricted cash	23	447	168
Accounts receivable, net	(67)	72	43
Inventories, net	(198)	(38)	(74)
Other assets	(113)	261	(200)
Accounts payable	181	18	(32)
Unrealized loss on derivative contracts	136	1,103	(593)
Accrued expenses and other liabilities	(134)	(372)	69
Net cash (used in) provided by operating activities	(1,436)	1,655	748
Cash flows from investing activities:
Capital expenditures	(991)	(826)	(1,359)
Acquisition of businesses, net of cash acquired	(257)	(1,050)	(855)
Purchase of additional interests in consolidated subsidiaries	(349)	(2)	—
Proceeds from disposition of assets	2,064	43	90
Purchases of investments	(82)	(100)	(345)
Other, net	29	81	84
Net cash provided by (used in) investing activities	414	(1,854)	(2,385)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	600	505	276
Investment segment distributions from non-controlling interests	—	(7)	(36)
Partnership contributions	612	1	—
Partnership distributions	(81)	(103)	(116)
Proceeds from subsidiary equity offerings	—	—	31
Dividends and distributions to non-controlling interests in subsidiaries	(92)	(86)	(252)
Proceeds from Holding Company senior unsecured notes	2,470	—	—
Repayments of Holding Company senior unsecured notes	(2,450)	—	—
Proceeds from subsidiary borrowings	2,752	2,199	1,972
Repayments of subsidiary borrowings	(3,035)	(2,352)	(972)
Subsidiary repurchase of treasury stock	(36)	(72)	(57)
Other, net	3	2	(20)
Net cash provided by financing activities	743	87	826
Effect of exchange rate changes on cash and cash equivalents	10	(31)	(7)
Net change in cash of assets held for sale	118	(102)	(12)
Net decrease in cash and cash equivalents	(151)	(245)	(830)
Cash and cash equivalents, beginning of period	1,833	2,078	2,908
Cash and cash equivalents, end of period	$1,682	$1,833	$2,078
See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business.
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. ("Icahn Enterprises GP"), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2017. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to debt, as discussed further in Note 10, "Debt," the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 91.0% of Icahn Enterprises' outstanding depositary units as of December 31, 2017.
Description of Operating Businesses
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Railcar, Gaming, Metals, Mining, Food Packaging, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with our Holding Company. See Note 13, "Segment and Geographic Reporting," for a reconciliation of each of our reporting segment's results of operations to our consolidated results. Certain additional information with respect to our segments are discussed below.
Investment
Our Investment segment is comprised of various private investment funds (the "Investment Funds") in which we have general partner interests and through which we invest our proprietary capital. We and certain of Mr. Icahn's wholly owned affiliates are the only investors in the Investment Funds. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $3.0 billion and $1.7 billion as of December 31, 2017 and 2016, respectively.
Automotive
We conduct our Automotive segment through our wholly owned subsidiaries Federal-Mogul LLC ("Federal-Mogul") and Icahn Automotive Group LLC ("Icahn Automotive"). Icahn Automotive is the parent company of IEH Auto Parts Holding LLC ("IEH Auto"), The Pep Boys - Manny, Moe & Jack ("Pep Boys") and the franchise businesses of Precision Tune Auto Care ("Precision Tune") and American Driveline Systems, the franchisor of AAMCO and Cottman Transmission service centers ("American Driveline"), among various other businesses. Precision Tune and American Driveline were acquired in 2017 for an aggregate purchase price of $162 million. Pep Boys was acquired in 2016 for aggregate consideration of approximately $1.2 billion. The allocation of the purchase price of Pep Boys was finalized in 2017 and did not change significantly from the amounts reported in our balance sheet as of December 31, 2016. IEH Auto and TRW's valvetrain business were acquired in 2015 for a purchase price of $325 million and $374 million, respectively.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During January 2017, we increased our ownership in Federal-Mogul from 82% to 100% through a tender offer for the remaining shares of Federal-Mogul common stock not already owned by us and a subsequent short form merger for an aggregate purchase price of $305 million.
Energy
We conduct our Energy segment through our majority ownership in CVR Energy, Inc. ("CVR Energy"). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining L.P. ("CVR Refining") and CVR Partners L.P. ("CVR Partners"), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. As of December 31, 2017, CVR Energy owned 100% of each of the general partners of CVR Refining and CVR Partners and approximately 66% and 34% of the common units of CVR Refining and CVR Partners, respectively.
As of December 31, 2017, we owned approximately 82.0% of the total outstanding common stock of CVR Energy. In addition, as of December 31, 2017, we directly owned approximately 3.9% of the total outstanding common units of CVR Refining.
During 2016, CVR Partners acquired a nitrogen fertilizer business for total purchase price consideration which included the issuance of common units of CVR Partners with a fair value of $336 million, cash paid of $99 million and debt assumed with a fair value of $368 million.
Railcar
We conduct our Railcar segment through our majority ownership in American Railcar Industries, Inc. ("ARI") and, prior to June 1, 2017, our wholly owned subsidiary American Railcar Leasing, LLC ("ARL"). As of December 31, 2017, we owned approximately 62.2% of the total outstanding common stock of ARI. As discussed below, we sold ARL during 2017.
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
During 2017, we sold ARL and its fleet of more than 34,000 railcars to SMBC Rail Services, LLC ("SMBC Rail") for cash based on a value of approximately $3.3 billion (subject to certain adjustments). After repaying, or assigning to SMBC Rail, applicable indebtedness of ARL, we received cash consideration of approximately $1.8 billion in connection with the sale of ARL and recorded an aggregate pretax gain on disposition of assets for our Railcar segment of approximately $1.7 billion during the year ended December 31, 2017.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mining
We conduct our Mining segment through our majority ownership in Ferrous Resources Ltd. ("Ferrous Resources"). As of December 31, 2017, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources. Ferrous Resources acquired certain rights to iron ore mineral resources in Brazil and develops mining operations and related infrastructure to produce and sell iron ore products to the global steel industry. Ferrous Resources was acquired in 2015 for $180 million.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). As of December 31, 2017, we owned approximately 74.6% of the total outstanding common stock of Viskase. Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. Subsequent to December 31, 2017, Viskase received $50 million in connection with common stock rights offering. In connection with this rights offering, we fully exercised our subscription rights under our basic and over subscription privileges to purchase additional shares of Viskase common stock, thereby increasing our ownership of Viskase to 78.6%, for an aggregate additional investment of $44 million.
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
In August 2017, our Real Estate segment sold a development property in Las Vegas, Nevada for $600 million, resulting in a pretax gain on disposition of assets of $456 million. The transaction included cash proceeds from the sale of $225 million and two tranches of seller financing totaling $375 million (including a $345 million first-lien mortgage and a $30 million second-lien mortgage), which are included in other assets in our consolidated balance sheet as of December 31, 2017. In addition, our Real Estate segment also sold additional properties during 2017, primarily within its rental operations, resulting in an additional pretax gain on disposition of assets aggregating $40 million.
As of December 31, 2017 and 2016, $21 million and $24 million, respectively, of the net investment in financing leases and net real estate leased to others which is included in property, plant and equipment, net, were pledged to collateralize the payment of nonrecourse mortgages payable.
Home Fashion
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint Home LLC (“WPH”). WPH's business consists of manufacturing, sourcing, marketing, distributing and selling home fashion consumer products.
Filing Status of Subsidiaries
CVR Energy, ARI and Tropicana each file annual, quarterly and current reports and proxy and information statements with the Securities and Exchange Commission ("SEC"). Each of these reports is publicly available at www.sec.gov.

2.	Basis of Presentation and Summary of Significant Accounting Policies.
The audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
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
Principles of Consolidation
As of December 31, 2017, our consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to variable interest entities ("VIEs") in which we are the primary beneficiary. In evaluating whether we have a

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights, which are the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners, held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs.
Except for our Investment segment, for those investments in which we own 50% or less but greater than 20%, we generally account for such investments using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method.
Reclassifications
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation.
Use of Estimates in Preparation of Financial Statements
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Due to the inherent uncertainty involved in making estimates, actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.
Variable Interest Entities
Icahn Enterprises Holdings
We determined that Icahn Enterprises Holdings is a VIE because it lacks both substantive kick-out and participating rights. Icahn Enterprises is the primary beneficiary of Icahn Enterprises Holdings principally based on its 99% limited partner interest in Icahn Enterprises Holdings and therefore continues to consolidate Icahn Enterprises Holdings. The consolidated financial statements of Icahn Enterprises Holdings are included in this Report. The balances with respect to Icahn Enterprises Holdings' consolidated VIEs are discussed below, comprising the Investment Funds, CVR Refining, CVR Partners and Viskase.
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
Food Packaging
Beginning in 2017, Viskase holds a variable interest in a joint venture for which Viskase is the primary beneficiary. Viskase's interest in the joint venture includes a 50% equity interest and also relates to the sales, operations, administrative and financial support to the joint venture through providing many of the assets used in its business.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes balances of assets and liabilities of VIE's included in Icahn Enterprises Holdings' consolidated balance sheets.

	December 31,
	2017	2016
	(in millions)
Cash and cash equivalents	$223	$370
Cash held at consolidated affiliated partnerships and restricted cash	734	752
Investments	9,615	9,219
Due from brokers	506	1,482
Property, plant and equipment, net	3,191	3,331
Inventories	385	349
Intangible assets, net	298	318
Other assets	48	110
Accounts payable, accrued expenses and other liabilities	1,816	1,769
Securities sold, not yet purchased, at fair value	1,023	1,139
Due to brokers	1,057	3,725
Debt	1,166	1,165
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
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our debt as of December 31, 2017 was approximately $11.2 billion and $11.5 billion, respectively. The carrying value and estimated fair value of our debt as of December 31, 2016 was approximately $11.1 billion and $11.2 billion, respectively.
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
Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies, and contingent consideration, where applicable. In valuing our acquisitions, we estimate fair values based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The discount rates used were commensurate with the inherent risks associated with each type of asset and the level and timing of cash flows appropriately reflect market participant assumptions. The primary items that generate goodwill include the value of the synergies between the acquired company and our existing businesses and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset.
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
Our restricted cash balance was $594 million and $686 million as of December 31, 2017 and 2016, respectively.
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
Fair Value Option for Financial Assets and Financial Liabilities
The fair value option gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value pursuant to the provisions of FASB Accounting Standards Codification ("ASC") Topic 825, Financial Instruments. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. In estimating the fair value for financial instruments for which the fair value option has been elected, we use the valuation methodologies in accordance to where the financial instruments are classified within the fair value hierarchy as discussed in Note 5, “Fair Value Measurements.” For our Investment segment, we apply the fair value option to our investments that would otherwise be accounted under the equity method.
Derivatives
From time to time, our subsidiaries enter into derivative contracts, including purchased and written option contracts, swap contracts, futures contracts and forward contracts. U.S. GAAP requires recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of accumulated other comprehensive loss and subsequently recognized in earnings when the hedged item affects earnings. The change in fair value of the ineffective portion of a financial instrument, determined using the hypothetical derivative method, is recognized in earnings immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in earnings. Cash flows related to hedging activities are included in the operating section of the consolidated statements of cash flows. For further information regarding our derivative contracts, see Note 6, “Financial Instruments,” to the consolidated financial statements.
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
Accounts Receivable Factoring
Accounts receivable factoring relates primarily to our Automotive segment. Federal-Mogul's subsidiaries in Brazil, Canada, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $641 million and $487 million as of December 31, 2017 and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016, respectively. Of those gross amounts, $635 million and $485 million, respectively, qualify as sales in accordance with U.S. GAAP. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of December 31, 2017 and 2016, Federal-Mogul did not have any undrawn cash related to such transferred receivables.
Proceeds from the transfers of accounts receivable qualifying as sales were approximately $1.8 billion, $1.6 billion and $1.6 billion for the years ended December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, expenses associated with transfers of receivables were $15 million, $12 million and $9 million, respectively. Such expenses were recorded in the consolidated statements of operations within other income, net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.
Inventories, Net
Automotive, Railcar, Food Packaging, and Home Fashion Segment Inventories. Our Automotive, Railcar, Food Packaging and Home Fashion segment inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out basis method ("FIFO"), except for IEH Auto which utilizes weighted-average cost and Pep Boys which utilizes the last-in, first-out method. Inventory recorded using the last-in, first-out method was $900 million and $735 million as of December 31, 2017 and 2016, respectively, all of which relates to finished goods. The cost of manufactured goods includes the cost of direct materials, labor and manufacturing overhead. Our Automotive, Railcar, Food Packaging and Home Fashion segments reserve for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.
Energy Segment Inventories. Our Energy segment inventories consist primarily of domestic and foreign crude oil, blending stock and components, work in progress, fertilizer products, and refined fuels and by-products. Inventories are valued at the lower of FIFO cost, or net realizable value for fertilizer products, refined fuels and by-products for all periods presented. Refinery unfinished and finished products inventory values were determined using the ability-to-bear process, whereby raw materials and production costs are allocated to work-in-process and finished goods based on their relative fair values. Other inventories, including other raw materials, spare parts and supplies, are valued at the lower of moving-average cost, which approximates FIFO, or net realizable value. The cost of inventories includes inbound freight costs.
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
Long-Lived Assets
Long-lived assets such as property, plant, and equipment, and definite-lived intangible assets are recorded at cost or fair value established at acquisition, less accumulated depreciation or amortization, unless the expected future use of the assets indicate a lower value is appropriate. Long-lived asset groups are evaluated for impairment when impairment indicators exist. If the carrying value of a long-lived asset group is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset group exceeds its fair value. Depreciation and amortization are computed principally by the straight-line method for financial reporting purposes.

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
Energy
The direct-expense method of accounting is used for planned major maintenance activities. Maintenance costs are recognized as expense when maintenance services are performed. Planned major maintenance activities for CVR Energy's nitrogen plant generally occur every two to three years. The required frequency of planned major maintenance activities varies by unit for the refineries, but generally is every four to five years.
For the years ended December 31, 2017, 2016, and 2015, our Energy segment recorded an aggregate of $83 million, $38 million and $109 million, respectively, in turnaround expenses related to its refineries and nitrogen fertilizer plants.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite lived intangible assets primarily include trademarks and brand names acquired in acquisitions. For a complete discussion of the impairment of goodwill and indefinite-lived intangible assets related to our various segments see Note 8, “Goodwill and Intangible Assets, Net.”
Goodwill
Goodwill is determined as the excess of fair value over amounts attributable to specific tangible and intangible assets. Goodwill is reviewed for impairment annually, or more frequently if impairment indicators exist. An impairment exists when a reporting unit’s carrying value exceeds its fair value. When performing the goodwill impairment testing, a reporting units’ fair value is based on valuation techniques using the best available information, primarily discounted cash flows projections, guideline transaction multiples, and multiples of current and future earnings. The impairment charge, if any, is the excess of the tested reporting unit's carrying value over its fair value, limited to the total amount of goodwill allocated to the tested reporting unit.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets are stated at fair value established at acquisition or cost. These indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators exist. An impairment exists when a trademark or brand names' carrying value exceeds its fair value. The fair values of these assets are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. The impairment charge, if any, is the excess of the assets carrying value over its fair value.
Held For Sale
We classify assets and liabilities as held for sale when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate it is unlikely significant changes to the plan will be made or the plan will be withdrawn.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, assets held for sale were not material. As of December 31, 2016, assets held for sale primarily consisted of property plant and equipment of approximately $1.2 billion and liabilities held for sale primarily consisted of debt of approximately $1.7 billion. Such assets and liabilities held for sale related primarily to our pending sale of ARL. During 2017, we closed on the sale of ARL and disposed of such assets and liabilities previously classified as held for sale.
Pension and Other Post-Retirement Benefit Plan Obligations
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
Revenue and Expense Recognition
Automotive
Revenue Recognition:   Our Automotive segment records sales when products are shipped and the risks and rewards of ownership have transferred to the customer, the sales price is fixed and determinable, and the collectability of revenue is reasonably assured. Accruals for sales returns and other allowances are provided at point of sale based upon past experience. Adjustments to such returns and allowances are made as new information becomes available. Automotive service revenues are recognized on completion of the service and consist of the labor charged for installing products or maintaining or repairing vehicles. Automotive services revenues are included in other revenues from operations in our consolidated statements of operations however, the sale of any installed parts or materials related to automotive services are included in net sales.
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
Research and Development:  Federal-Mogul expenses research and development (“R&D”) costs as incurred. R&D expense, including product engineering and validation costs, was $195 million, $192 million and $189 million for the year ended December 31, 2017, 2016 and 2015, respectively.
Restructuring:   Federal-Mogul has restructuring costs comprised of two types: employee costs (contractual termination benefits) and facility closure costs. Termination benefits are accounted for in accordance with FASB ASC Topic 712, Compensation - Nonretirement Postemployment Benefits, and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Termination benefits are also accounted for in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations, for one-time termination benefits and are recorded dependent upon future service requirements. Facility closure and other costs are accounted for in accordance with FASB ASC Topic 420 and are recorded when the liability is incurred.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy
Revenue recognition: For our Energy segment, revenues for products sold are recorded upon delivery of the products to customers, which is the point at which title is transferred, the customer has assumed the risk of loss, and when payment has been received or collection is reasonably assured. Deferred revenue represents customer prepayments under contracts to guarantee a price and supply of nitrogen fertilizer in quantities expected to be delivered in the next 12 months in the normal course of business. Excise and other taxes collected from customers and remitted to governmental authorities are not included in reported revenues.
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
Amounts billed prior to meeting revenue recognition criteria are accounted for as deferred revenue and included in accrued expenses and other liabilities on our consolidated balance sheets.
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
Asset Retirement Obligations
We record asset retirement obligations (“ARO”) in accordance with applicable U.S. GAAP. As defined in applicable U.S. GAAP, ARO refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. An entity is required to recognize a liability for the estimated fair value of an ARO when incurred if the fair value can be reasonably estimated. Our Automotive segment's primary asset retirement activities relate to the removal of hazardous building materials at its facilities. Our Automotive segment records the ARO when liabilities are probably and the amount can be reasonably estimated.
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
Foreign Currency Translation
Exchange adjustments related to international currency transactions and translation adjustments for international subsidiaries whose functional currency is the U.S. dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of operations. Translation adjustments of international subsidiaries for which the local currency is the functional currency are reflected in the consolidated balance sheets as a component of accumulated other comprehensive income. Deferred taxes are not provided on translation adjustments, other than for intercompany loans not designated as permanently reinvested, as the earnings of the subsidiaries are considered to be permanently reinvested.
Concentrations of credit risk
Concentrations of credit risk relate primarily to derivative instruments from our Investment segment. See Note 6, “Financial Instruments,” to the consolidated financial statements for further discussion.
Adoption of New Accounting Standards
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, Simplifying the Measurement of Inventory, which amends FASB Accounting Standards Codification ("ASC") Topic 330, Inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value and eliminates the option that currently exists for measuring inventory at market value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective beginning with our interim period beginning January 1, 2017. The adoption of this guidance was applied prospectively and did not have a material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends FASB ASC Topic 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective beginning with our interim period beginning January 1, 2017. During the first quarter of 2017, the board of directors of the general partner of Icahn Enterprises unanimously approved and adopted the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the "2017 Incentive Plan"), which became effective during the first quarter of 2017 subject to the approval by holders of a majority of Icahn Enterprises depositary units. The 2017 Incentive Plan permits us to issue depositary units and grant options, restricted units or other unit-based awards to all of our, and our affiliates', employees, consultants, members and partners, as well as the three non-employee directors of our general partner. One million of Icahn Enterprises' depositary units were initially available under the 2017 Incentive Plan. Prior to the adoption of the 2017 Incentive Plan, accounting for unit-based payments did not apply to us. Therefore, the adoption of this guidance in 2017 was the result of the adoption of the 2017 Incentive Plan and which did not have a material impact on our consolidated financial statements.
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
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which amends FASB ASC Topic 350, Intangibles - Goodwill and Other. This ASU simplifies the subsequent measurement of goodwill by eliminating "Step 2" from the goodwill impairment test which, prior to adoption of this ASU, requires comparing the implied fair value of goodwill with its carrying value. By eliminating "Step 2" from the goodwill impairment test, the quantitative analysis of goodwill will result in an impairment loss for the amount that the carrying value of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to the tested reporting unit. While this ASU reduces the complexity and cost of our goodwill impairment tests, it may result in significant differences in the recognition of goodwill impairment. For example, should our reporting units fail "Step 1" of the impairment tests but pass the current "Step 2" impairment tests, we may have more impairments of goodwill under the new guidance. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted beginning for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. We have elected to early adopt this guidance for our interim and annual goodwill impairment tests to be performed on testing dates beginning in 2017. This ASU principally affects our Automotive segment as substantially all of our goodwill balance pertains to our Automotive segment as of December 31, 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 and 2017 to FASB ASC Topic 606 that include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. We have developed an implementation plan to adopt this new ASU. We will adopt these new standards effective January 1, 2018 using the modified retrospective application method which will require a cumulative effect adjustment recognized in equity at such date. We determined this cumulative effect adjustment to be immaterial. No adjustment to revenue for periods prior to adoption will be required. To date, we have not identified any differences in our existing revenue recognition methods that would require material modification under the new standards. Additionally, although we anticipate our internal controls to be modified as necessary, we do not anticipate our internal control framework to materially change as a result of the adoption of these new standards.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases. This ASU requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

leases under previous guidance. In addition, among other changes to the accounting for leases, this ASU retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this ASU should be applied using a modified retrospective approach. Early application is permitted. We anticipate our assessment and implementation plan to be ongoing during the remainder of 2018 and are currently unable to reasonably estimate the impact of this guidance on our consolidated financial statements and related disclosures.
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
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends FASB ASC Topic 815, Derivatives and Hedging. This ASU includes amendments to existing guidance to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends FASB ASC Topic 220, Income Statement - Reporting Comprehensive Income. This ASU allows a reclassification out of accumulated other comprehensive loss within equity for standard tax effects resulting from the Tax Cuts and Jobs Act and consequently, eliminates the stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Related Party Transactions.
Our second amended and restated agreement of limited partnership expressly permits us to enter into transactions with our general partner or any of its affiliates, including, without limitation, buying or selling properties from or to our general partner and any of its affiliates and borrowing and lending money from or to our general partner and any of its affiliates, subject to limitations contained in our partnership agreement and the Delaware Revised Uniform Limited Partnership Act. The indentures governing our indebtedness contain certain covenants applicable to transactions with affiliates.
Investment Funds
During the years ended December 31, 2017, 2016 and 2015, Mr. Icahn and his affiliates (excluding us) invested $600 million, $498 million and $240 million, respectively, in the Investment Funds, net of redemptions. As of December 31, 2017 and 2016, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.4 billion and $3.7 billion, respectively, representing approximately 59% and 69% of the Investment Funds' assets under management as of each respective date.
We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the years ended December 31, 2017, 2016 and 2015, $13 million, $34 million and $235 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
Hertz Global Holdings, Inc.
As discussed in Note 4, "Investments and Related Matters," the Investment Funds have an investment in the common stock of Hertz Global Holdings, Inc. ("Hertz") measured at fair value that would have otherwise been subject to the equity method of accounting beginning in the fourth quarter of 2016. Pep Boys provides services to Hertz in the ordinary course of business. For the years ended December 31, 2017 and 2016, revenue from Hertz was $17 million and $3 million, respectively. Additionally, Federal-Mogul had payments to Hertz in the ordinary course of business of $2 million and $2 million for the years ended December 31, 2017 and 2016, respectively.
IRL Holding, LLC
During the year ended December 31, 2015, ARL distributed an aggregate of $25 million to IRL Holding, LLC ("IRL"), an affiliate of Mr. Icahn, and also made a non-resident withholding of $2 million on IRL's behalf.
American Railcar Leasing, LLC
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
ACF Industries, Inc.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchases from ACF were $6 million, $21 million and $86 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, revenues from ACF were $1 million, $1 million and $10 million, respectively.
Insight Portfolio Group LLC
Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises Holdings has a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of ours, including Federal-Mogul, CVR Energy, PSC Metals, ARI, ARL (prior to June 1, 2017), Tropicana, Viskase and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also have minority equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. For the years ended December 31, 2017, 2016 and 2015, we and certain of our subsidiaries paid certain of the Insight Portfolio Group's operating expenses of $2 million, $2 million and $2 million, respectively.

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

	December 31,
	2017	2016
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$1,170	$963
Consumer, non-cyclical	2,551	2,677
Energy	1,489	1,278
Financial	2,185	2,385
Technology	833	911
Other	1,149	809
	9,377	9,023
Corporate debt securities	155	190
	$9,532	$9,213
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$101	$—
Consumer, cyclical	667	968
Energy	110	19
Industrial	110	100
	988	1,087
Corporate debt securities	35	52
	$1,023	$1,139

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The portion of trading gains (losses) that relates to trading securities still held by our Investment segment was $1,413 million, $340 million and $(2,222) million for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, the Investment Funds owned approximately 28% of the outstanding common stock of Hertz. Beginning in the fourth quarter of 2016, this investment would have become subject to the equity method of accounting however, our Investment segment elected to continue to apply the fair value option to this investment. Our Investment segment recorded net gains (losses) of $13 million and $(389) million for the years ended December 31, 2017 and 2016, respectively, with respect to its investment in Hertz. As of December 31, 2017 and 2016, the aggregate fair value of our Investment segment's investment in Hertz was $517 million and $505 million, respectively.
The Investment Funds also owned approximately 21% of the outstanding common stock of Herbalife Ltd. ("Herbalife") as of December 31, 2017. Beginning in the third quarter of 2016, this investment would have become subject to the equity method of accounting, after considering additional ownership in Herbalife by an affiliate of Mr. Icahn as well as the collective representation on the board of directors of Herbalife, however, our Investment segment elected to continue to apply the fair value option to this investment. Our Investment segment recorded net gains (losses) of $357 million and $(113) million for the years ended December 31, 2017 and 2016, respectively, with respect to its investment in Herbalife. As of December 31, 2017 and 2016, the aggregate fair value of our Investment segment's investment in Herbalife was approximately $1.2 billion and $867 million, respectively.
Herbalife and Hertz each file annual, quarterly and current reports and proxy and information statements with the SEC, which are publicly available.
Other Segments
With the exception of certain equity method investments at our operating subsidiaries disclosed in the table below, our investments are measured at fair value in our consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	December 31,
	2017	2016
	(in millions)
Equity method investments	$430	$302
Other investments (measured at fair value)	407	366
	$837	$668

5.	Fair Value Measurements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis as of December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments (Note 4)	$9,378	$264	$279	$9,921	$9,033	$306	$212	$9,551
Derivative contracts, at fair value (Note 6)(1)	—	1	—	1	—	23	—	23
	$9,378	$265	$279	$9,922	$9,033	$329	$212	$9,574
Liabilities
Securities sold, not yet purchased (Note 4)	$988	$35	$—	$1,023	$1,087	$52	$—	$1,139
Other liabilities	—	1	—	1	—	187	—	187
Derivative contracts, at fair value (Note 6)	36	1,239	—	1,275	—	1,139	—	1,139
	$1,024	$1,275	$—	$2,299	$1,087	$1,378	$—	$2,465

(1)	Amounts are classified within other assets in our consolidated balance sheets.

Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Year Ended December 31,
	2017	2016
	(in millions)
Balance at January 1	$212	$283
Net realized gains	—	16
Net unrealized gains	67	(6)
Purchases	5	50
Transfers out	(6)	(135)
Transfers in	1	4
Balance at December 31	$279	$212
Transfers out of Level 3 during the year ended December 31, 2016 primarily relates to our previously held corporate debt investment in TER of $126 million. The investment was transferred out of Level 3 following TER's emergence from bankruptcy on February 26, 2016 and subsequently becoming a wholly owned consolidated subsidiary of ours upon the extinguishment of their debt and its conversion to equity in TER. Purchases during the year ended December 31, 2016 relates to an increase in a certain investment classified as trading securities which is considered a Level 3 investment due to unobservable market data and is measured at fair value on a recurring basis. We determined the fair value of this investment based on recent market

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transactions. As of December 31, 2017 and 2016, the fair value of this investment was $274 million and $207 million, respectively.
Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
Certain assets measured at fair value using Level 3 inputs on a nonrecurring basis have been impaired. During the years ended December 31, 2017, 2016 and 2015, we recorded impairment charges of $31 million, $99 million and $201 million, respectively, relating to property, plant and equipment. We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize. In addition, during the year ended December 31, 2017, we recorded a loss of $8 million from marking inventory down to net realizable value at our Automotive segment. Additionally, in connection with our reclassification of certain assets from held and used to assets held for sale at our Railcar, Automotive and Metals segments, we recorded aggregate impairment charges of $72 million, $17 million and $14 million for the years ended December 31, 2017, 2016 and 2015, respectively, which represents the difference between the carrying value and fair value less cost to sell of such assets.
Refer to Note 8, "Goodwill and Intangible Assets, Net," for discussion of our goodwill and intangible asset impairments.
Refer to Note 13, "Segment and Geographic Reporting," for total impairment recorded by each of our segments.
Defined Benefit Plans Measured at Fair Value on a Recurring Basis
The following table presents our Automotive segment's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Plans:
Cash	$35	$—	$—	$35	$30	$—	$—	$30
Investments with registered investment companies:
Equity securities	393	—	—	393	346	—	—	346
Fixed income securities	163	—	—	163	154	—	—	154
Real estate and other	46	—	—	46	41	—	—	41
Equity securities	223	—	—	223	204	—	—	204
Debt securities:
Corporate and other	—	22	—	22	—	21	—	21
Government	11	21	—	32	11	17	—	28
Hedge funds	—	—	29	29	—	—	32	32
	$871	$43	$29	$943	$786	$38	$32	$856
Non-U.S. Plans:
Insurance contracts	$—	$—	$54	$54	$—	$—	$42	$42
Investments with registered investment companies:
Fixed income securities	25	—	—	25	19	—	—	19
Equity securities	2	—	—	2	2	—	—	2
Corporate bonds	—	—	—	—	—	—	—	—
	$27	$—	$54	$81	$21	$—	$42	$63

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in U.S. and Non-U.S. plan assets measured at fair value for which our Automotive segment has used Level 3 input to determine fair value are as follows:

	Year Ended December 31,
	2017	2016
	(in millions)
U.S. Plans:
Hedge funds:
Balance at January 1	$32	$86
Net realized and unrealized gains	3	—
Purchases and settlements, net	12	48
Sales, net	(18)	(102)
Balance at December 31	$29	$32

	Year Ended December 31,
	2017	2016
	(in millions)
Non-U.S. Plans:
Insurance contracts:
Balance at January 1	$42	$40
Net realized and unrealized gains	2	2
Purchases and settlements, net	6	3
Proceeds	(2)	(2)
Foreign currency exchange rate movements	6	(1)
Balance at December 31	$54	$42
The following table presents our Food Packaging and Railcar segment's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. and Non-U.S. Plans:
Asset category:
Cash equivalents	$4	$1	$—	$5	$4	$1	$—	$5
Equity securities	79	3	—	82	77	3	—	80
Fixed income securities	26	3	—	29	25	2	—	27
Other(1)	6	—	—	6	5	—	—	5
	$115	$7	$—	$122	$111	$6	$—	$117

(1)	Excludes hedge fund plan assets measured at fair value using net asset value per share in the amount of $9 million and $9 million as of December 31, 2017 and 2016, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Financial Instruments.
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
The Investment Funds have entered into various types of swap contracts with other counterparties. These agreements provide that they are entitled to receive or are obligated to pay in cash an amount equal to the increase or decrease, respectively, in the value of the underlying shares, debt and other instruments that are the subject of the contracts, during the period from inception of the applicable agreement to its expiration. In addition, pursuant to the terms of such agreements, they are entitled to receive or obligated to pay other amounts, including interest, dividends and other distributions made in respect of the underlying shares, debt and other instruments during the specified time frame. They are also required to pay to the counterparty a floating interest rate equal to the product of the notional amount multiplied by an agreed-upon rate, and they receive interest on any cash collateral that they post to the counterparty at the federal funds or LIBOR in effect for such period.
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
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position at December 31, 2017 and 2016 was $17 million and $39 million, respectively.

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
Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose Federal-Mogul to counter-party credit risk for non-performance. Federal-Mogul’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet its requirement of high credit standing. Federal-Mogul's counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. Federal-Mogul manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counterparty and through monitoring counter-party credit risks. Federal-Mogul's concentration of credit risk related to derivative contracts at December 31, 2017 and 2016 was not material.
Energy
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the consolidated balance sheets with changes in fair value currently recognized in the consolidated statements of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At December 31, 2017 and 2016, CVR Refining had open commodity swap instruments consisting of 14.3 million and 4.0 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. Additionally, as of December 31, 2017, CVR Refining had open forward purchase and sale commitments for 5.8 million barrels of Canadian crude oil priced at fixed differentials that are not considered probable of physical settlement and are accounted for as derivatives.
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
The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments in accordance with U.S GAAP:

	Asset Derivatives(1)		Liability Derivatives
	December 31,		December 31,
	2017	2016	2017	2016
	(in millions)
Equity contracts	$—	$15	$1,159	$1,104
Credit contracts	—	17	17	39
Commodity contracts	7	2	106	11
Sub-total	7	34	1,282	1,154
Netting across contract types(2)	(7)	(15)	(7)	(15)
	$—	$19	$1,275	$1,139

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)	Excludes netting of cash collateral received and posted. The total collateral posted at December 31, 2017 and 2016 was $542 million and $634 million, respectively, across all counterparties.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amount of gain (loss) recognized in the consolidated statements of operations for our derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
	Year Ended December 31,
	2017	2016	2015
	(in millions)
Equity contracts	$(1,815)	$(1,609)	$(1)
Foreign exchange contracts	—	35	160
Credit contracts	(42)	44	489
Interest rate contracts	—	(28)	—
Commodity contracts	(182)	(101)	57
	$(2,039)	$(1,659)	$705

(1)
Gains (losses) recognized on derivatives are classified in net gain from investment activities in our consolidated statements of operations for our Investment segment and are included in other income, net for all other segments.

The volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, is as follows:

	December 31, 2017		December 31, 2016
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Equity contracts	$243	$6,660	$112	$14,094
Credit contracts(1)	—	391	202	472
Commodity contracts	20	911	16	754

(1)
The short notional amount on our credit default swap positions is approximately $2.5 billion and $2.6 billion as of December 31, 2017 and 2016, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $391 million and $472 million as of December 31, 2017 and 2016, respectively.

Non-Derivative Instruments Designated as Hedging Instruments
As of December 31, 2017, Federal-Mogul has foreign currency denominated debt, of which $884 million is designated as a net investment hedge in certain foreign subsidiaries and affiliates of Federal-Mogul. Changes to its carrying value are included in other comprehensive loss as translation adjustments and other. These debt instruments are discussed further in Note 10, “Debt.” The amount recognized in accumulated other comprehensive loss for the year ended December 31, 2017 was a loss of $85 million.

7.	Inventories, Net.
Inventories, net consists of the following:

	December 31,
	2017	2016
	(in millions)
Raw materials	$531	$483
Work in process	338	299
Finished goods	2,392	2,201
	$3,261	$2,983
Inventories in the table above is presented net of reserves of $200 million and $136 million as of December 31, 2017 and 2016, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	December 31, 2017
	Automotive	Energy	Railcar	Gaming	Food Packaging	Consolidated
	(in millions)
Gross carrying amount, January 1	$1,662	$930	$7	$3	$4	$2,606
Acquisitions	121	—	—	—	3	124
Foreign exchange	15	—	—	—	—	15
Gross carrying amount, December 31	1,798	930	7	3	7	2,745

Accumulated impairment, January 1	(537)	(930)	—	(3)	—	(1,470)
Impairment	—	—	—	—	—	—
Accumulated impairment, December 31	(537)	(930)	—	(3)	—	(1,470)

Net carrying value, December 31	$1,261	$—	$7	$—	$7	$1,275

	December 31, 2016
	Automotive	Energy	Railcar	Gaming	Food Packaging	Consolidated
	(in millions)
Gross carrying amount, January 1	$1,457	$930	$7	$—	$3	$2,397
Acquisitions	205	—	—	3	1	209
Gross carrying amount, December 31	1,662	930	7	3	4	2,606

Accumulated impairment, January 1	(537)	(356)	—	—	—	(893)
Impairment	—	(574)	—	(3)	—	(577)
Accumulated impairment, December 31	(537)	(930)	—	(3)	—	(1,470)

Net carrying value, December 31	$1,125	$—	$7	$—	$4	$1,136

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets, net consists of the following:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$1,084	$(538)	$546	$1,059	$(471)	$588
Developed technology	143	(117)	26	142	(104)	38
In-place leases	121	(92)	29	121	(83)	38
Gasification technology license	60	(14)	46	60	(11)	49
Other	162	(27)	135	78	(17)	61
	$1,570	$(788)	$782	$1,460	$(686)	$774
Indefinite-lived intangible assets:
Trademarks and brand names			$316			$305
Gaming licenses			37			37
			353			342
Intangible assets, net			$1,135			$1,116
We recorded amortization expense associated with definite-lived intangible assets for the years ended December 31, 2017, 2016 and 2015 of $101 million, $91 million and $92 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets. Additionally, we impaired intangible assets of $1 million, $16 million and $2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The impairment of intangible assets in 2016 was primarily in connection with the closing of the Trump Taj Mahal Casino Resort in October 2016.
The estimated future amortization expense for our definite-lived intangible assets is as follows:

Year	Amount
(in millions)
2018	$97
2019	96
2020	94
2021	85
2022	63
Thereafter	347
$782
Acquisitions
Acquisitions during the year ended December 31, 2017 were not material individually or in the aggregate. As a result of certain acquisitions, our Automotive and Food Packaging segments allocated $121 million and $3 million, respectively, to goodwill during the year ended December 31, 2017. In addition, our Automotive segment allocated $77 million to definite-lived intangible assets amortized over a weighted average of 3 to 16 years and $12 million to trademarks and brand names. Our Food Packaging segment allocated $28 million to definite-lived intangible assets amortized over a weighted average of 12 to 20 years. The purchase price allocations for the above acquisitions are not all final and are subject to change.
Impairment of Goodwill
Prior to 2017, with respect to our reporting units that are allocated goodwill, the first step of the goodwill impairment analysis ("Step 1") involved comparing the fair value of each of our reporting units' assets to their respective carrying values to determine the potential for goodwill impairment. The second step of the goodwill impairment test ("Step 2"), if necessary, involved quantifying the level of goodwill impairment after performing a recoverability analysis of other long-lived assets for impairment first. Beginning with our goodwill impairment analysis in 2017, Step 2 of the goodwill impairment test was

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

eliminated and the determination and quantification of goodwill impairment, if any, was the result of applying Step 1 of the goodwill impairment analysis.
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
During 2017, based on our Automotive segment's annual goodwill impairment analysis, the fair values of all of our reporting units within our Automotive segment were in excess of their carrying values. Our Automotive segment's Motorparts reporting unit's fair value exceeded its carrying value by 6%. As of December 31, 2017, our Motorparts reporting unit had $349 million of goodwill allocated to it.
During 2016, based on Step 1 of our Automotive segment's annual goodwill impairment analysis, the fair values of all of our reporting units within our Automotive segment were in excess of their carrying values. Our Motorparts reporting unit's fair value exceeded its carrying value by approximately 7%. As of December 31, 2016, our Motorparts reporting unit had $349 million of goodwill allocated to it.
During 2015, our Automotive segment's Motorparts reporting unit failed Step 1 of the annual goodwill impairment analysis. Based on this analysis, our Automotive segment recorded a goodwill impairment charge of $312 million for the year ended December 31, 2015.
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
Gaming
In connection with the closing of the Trump Taj Mahal, we recorded a goodwill impairment charge of $3 million in 2016, which represented the full amount of goodwill allocated to TER.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

		December 31,
	Useful Life	2017	2016
	(in years)	(in millions)
Land		$876	$944
Buildings and improvements	3 - 40	3,249	3,050
Machinery, equipment and furniture	1 - 30	8,324	7,538
Assets leased to others	15 - 39	1,529	1,939
Construction in progress		503	541
		14,481	14,012
Less: Accumulated depreciation and amortization		(4,780)	(3,890)
Property, plant and equipment, net		$9,701	$10,122
Assets leased to others are related to our Railcar and Real Estate segments. Included in assets leased to others in the table above are our Railcar segment's railcars for lease in the amount of approximately $1.1 billion and $1.5 billion as of December 31, 2017 and 2016, respectively. Additionally, included in assets leased to others in the table above are our Real Estate segment's properties on lease in the amount of $387 million and $415 million as of December 31, 2017 and 2016, respectively. Aggregate accumulated depreciation pertaining to assets leased to others is approximately $201 million and $224 million as of December 31, 2017 and 2016, respectively.
Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2017, 2016 and 2015 was $898 million, $917 million and $752 million, respectively.
See Note 5, "Fair Value Measurements," for discussion regarding certain impairments to our property, plant and equipment.
Consolidated Anticipated Future Receipts
The following is a summary of the consolidated anticipated future receipts of the minimum lease payments receivable under the financing and operating method on a consolidated basis at December 31, 2017:

Year	Amount
(in millions)
2018	$184
2019	160
2020	118
2021	66
2022	42
Thereafter	92
$662

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Debt.
Debt consists of the following:

	December 31,
	2017	2016
	(in millions)
Holding Company:
3.500% senior unsecured notes due 2017	$—	$1,174
4.875% senior unsecured notes due 2019	—	1,271
6.000% senior unsecured notes due 2020	1,703	1,705
5.875% senior unsecured notes due 2022	1,342	1,340
6.250% senior unsecured notes due 2022	1,216	—
6.750% senior unsecured notes due 2024	498	—
6.375% senior unsecured notes due 2025	748	—
	5,507	5,490
Reporting Segments:
Automotive	3,470	3,259
Energy	1,166	1,165
Railcar	546	571
Gaming	137	287
Metals	1	2
Mining	58	55
Food Packaging	273	265
Real Estate	22	25
Home Fashion	5	—
	5,678	5,629
Total Debt	$11,185	$11,119
Holding Company
Our Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (the "Issuers") and guaranteed by Icahn Enterprises Holdings (the "Guarantor"). Interest on each of the senior unsecured notes are payable semi-annually.
On January 18, 2017, the Issuers issued $500 million in aggregate principal amount of 6.750% senior unsecured notes due 2024 and $695 million in aggregate principal amount of 6.250% senior unsecured notes due 2022. The proceeds from these notes were used to redeem all of the outstanding senior unsecured notes due 2017 and to pay accrued interest, related fees and expenses.
On December 6, 2017, the Issuers issued $750 million in aggregate principal amount of 6.375% senior unsecured notes due 2025 and an additional $510 million in aggregate principal amount of its existing 6.250% senior unsecured notes due 2022. The proceeds from these notes, together with cash on hand, were used to redeem all of the outstanding senior unsecured notes due 2019 and to pay accrued interest, related fees and expenses.
Icahn Enterprises recorded a loss on extinguishment of debt of $12 million in connection with the debt transactions discussed above.
Each of our senior unsecured notes and the related guarantees are the senior unsecured obligations of the Issuers and rank equally with all of the Issuers’ and the Guarantor’s existing and future senior unsecured indebtedness and senior to all of the Issuers’ and the Guarantor’s existing and future subordinated indebtedness. All of our senior unsecured notes and the related guarantees are effectively subordinated to the Issuers’ and the Guarantor’s existing and future secured indebtedness to the extent

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the collateral securing such indebtedness. All of our senior unsecured notes and the related guarantees are also effectively subordinated to all indebtedness and other liabilities of the Issuers’ subsidiaries other than the Guarantor.
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
As of December 31, 2017 and 2016, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2017, based on covenants in the indentures governing our senior unsecured notes, we are permitted to incur approximately $346 million of additional indebtedness.
Reporting Segments
Automotive
Federal-Mogul
Federal-Mogul's debt primarily consists of two term loans (one of which was repaid in full in 2017) and a revolving line of credit issued in 2014 with outstanding balances aggregating approximately $1.7 billion and $2.9 billion as of December 31, 2017 and 2016, respectively. Additionally, as of December 31, 2017, Federal-Mogul had approximately $1.3 billion of additional debt outstanding issued during 2017, which is discussed further below. A portion of the proceeds from the notes issued in 2017 were used to repay an existing term loan in full and partially repay the remaining term loan. The remaining revolving line of credit and term loan have maturity dates of 2018 and 2021, respectively.
The revolving line of credit and term loan are guaranteed by substantially all of the domestic subsidiaries and certain foreign subsidiaries of Federal-Mogul, and are secured by substantially all personal property and certain real property of Federal-Mogul and such guarantors, subject to certain limitations. The liens granted to secure these obligations and certain cash management and hedging obligations have first priority. As such, Federal-Mogul's availability is limited by borrowing base conditions. The term loan facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock.
On March 30, 2017, Federal-Mogul issued €415 million in aggregate principal amount of 4.875% senior secured notes due 2022 and €300 million in aggregate principal amount of variable rate senior secured notes due 2024. Interest on the variable rate notes will accrue at the three-month EURIBOR, with 0% floor, plus 4.875% per annum. Proceeds on the issuance of these notes was $776 million. On June 29, 2017, Federal-Mogul issued €350 million in aggregate principal amount of 5.000% senior secured notes due 2024. Proceeds on the issuance of these notes was $395 million. These notes issued during 2017 are collectively referred to as the "Federal-Mogul Euro Notes."
The Federal-Mogul Euro Notes were issued without a discount and will rank equally in right of payment to all existing and future senior secured indebtedness of Federal-Mogul. The proceeds from the issuances of the Federal-Mogul Euro Notes were used to completely repay an existing term loan and partially repay the remaining term loan, as discussed above. A portion of the Federal-Mogul Euro Notes were designated as a net investment hedge of Federal-Mogul's European operations. See Note 6, “Financial Instruments,” to the consolidated financial statements, for additional information. The Federal-Mogul Euro Notes were issued under indentures, which contain customary events of defaults and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments.
Interest on Federal-Mogul's debt is accrued and paid based on contractual terms, with weighted average interest rates of 4.96% and 4.34% as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, total availability under Federal-Mogul credit facilities was $386 million and $273 million, respectively. Federal-Mogul also had $38 million and $45 million of letters of credit outstanding as of December 31, 2017 and 2016.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Icahn Automotive
Icahn Automotive's debt primarily consists of an asset-based revolving credit facility and a first in-last out revolving credit facility each with variable interest rates. Icahn Automotive debt outstanding under these credit facilities was $337 million and $232 million as of December 31, 2017 and 2016, respectively, with maturity dates ranging from 2018 and 2022. Interest for each of these notes are accrued and paid based on contractual terms. The weighted average interest rate on these notes was 3.58% and 2.93% as of December 31, 2017 and 2016, respectively. In addition, as of December 31, 2017 and 2016, there was availability under revolving credit facilities of $75 million and $132 million, respectively. Icahn Automotive also had $33 million and $48 million of letters of credit outstanding as of December 31, 2017 and 2016.
Energy
CVR Energy's debt primarily consists of a $500 million second lien senior unsecured note (issued by CVR Refining) and a $645 million senior secured note (issued by CVR Partners) maturing in 2022 and 2023, respectively, and with interest rates of 6.50% and 9.25%, respectively. Interest for each of these notes are accrued and paid based on contractual terms.
The second lien senior unsecured notes are fully and unconditionally guaranteed by CVR Refining and each of its' finance subsidiaries' existing domestic subsidiaries on a joint and several basis. The senior secured notes are guaranteed on a senior secured basis by all of CVR Partner's existing subsidiaries. CVR Energy is not a guarantor of these notes. The indentures governing these notes contain certain covenants that restrict the ability of the issuers and subsidiary guarantors to issue debt, incur or otherwise cause liens to exist on any of their property or assets, declare or pay dividends, repurchase equity, make payments on subordinated or unsecured debt, make certain investments, sell certain assets, merge, consolidate with or into another entity, or sell all or substantially all of their assets or enter into certain transactions with affiliates.
As of December 31, 2017 and 2016, total availability under CVR Refining and CVR Partners variable rate asset based revolving credit facilities aggregated $382 million and $361 million, respectively. CVR Refining also had $28 million and $28 million of letters of credit outstanding as of December 31, 2017 and 2016.
Railcar
ARI's debt primarily consists of notes issued in 2015 to refinance its lease fleet financing facilities and to increase borrowings. Such notes have a legal maturity date in 2045 and an expected principal repayment date in 2025. Interest for each of these notes are accrued and paid based on contractual terms. The weighted average interest rate on these notes was 3.72% and 3.68% as of December 31, 2017 and 2016, respectively. In addition, as of December 31, 2017 and 2016, ARI had borrowing availability to draw an additional $200 million and $200 million, respectively, under a credit agreement entered into in 2015. As of December 31, 2017 and 2016, the net book value of the railcars that were pledged as collateral as part of ARI's lease fleet financing was $524 million and $544 million, respectively.
Gaming
Tropicana's debt primarily consists of a senior secured first lien term loan facility issued in 2013 and maturing in 2020. Interest for this note is accrued and paid based on contractual terms. The interest rate on this note was 4.57% and 4.00% as of December 31, 2017 and 2016, respectively.
Food Packaging
Viskase's debt primarily consists of a credit agreement providing for a senior secured term loan facility issued in 2014 and maturing in 2021. Interest for this note is accrued and paid based on contractual terms. The interest rate on this note was 4.88% and 4.38% as of December 31, 2017 and 2016, respectively.
Covenants
All of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Maturities
The following is a summary of the maturities of our debt:

Year
(in millions)
2018	$199
2019	59
2020	1,901
2021	2,075
2022	3,608
Thereafter	3,391
11,233
Unamortized discounts, premiums and deferred financing fees	(48)
Total Debt	$11,185

11.	Pension, Other Post-Retirement Benefits and Employee Benefit Plans.
Federal-Mogul, ARI and Viskase each sponsor several defined benefit pension plans (the ''Pension Benefits'') (and, in the case of Federal-Mogul and Viskase, its pension plans include defined contribution plans). Additionally, Federal-Mogul and Viskase each sponsors health care and life insurance benefits (''Other Post-Retirement Benefits'') for certain employees and retirees around the world. The Pension Benefits are funded based on the funding requirements of federal and international laws and regulations, as applicable, in advance of benefit payments and the other benefits as benefits are provided to participating employees. As prescribed by U.S. GAAP, Federal-Mogul, ARI and Viskase each uses, as applicable, appropriate actuarial methods and assumptions in accounting for its defined benefit pension plans, non-pension post-retirement benefits, and disability, early retirement and other post-retirement benefits. The measurement date for all defined benefit plans is December 31 of each year.
Components of net periodic benefit cost (credit) for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
	(in millions)
Service cost	$18	$18	$19	$—	$—	$—
Interest cost	63	70	66	12	14	13
Expected return on plan assets	(58)	(59)	(71)	—	—	—
Amortization of actuarial losses	26	22	26	—	2	5
Amortization of prior service credit	—	—	—	(4)	(4)	(4)
Curtailment gain	—	—	(2)	—	—	—
	$49	$51	$38	$8	$12	$14

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Automotive
Defined Benefit Plans
The following provides disclosures for our Automotive segment's benefit obligations, plan assets, funded status, recognition in the consolidated balance sheets and inputs and valuation assumptions:

	Pension Benefits				Other Post-Retirement Benefits
	United States Plans		Non-U.S. Plans
	2017	2016	2017	2016	2017	2016
	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,167	$1,221	$510	$487	$295	$323
Service cost	2	3	15	14	—	—
Interest cost	44	49	11	13	12	14
Benefits paid	(73)	(98)	(22)	(21)	(23)	(24)
Medicare subsidies received	—	—	—	—	2	2
Curtailments	—	—	—	(1)	—	—
Settlements	—	—	(1)	(4)	—	—
Actuarial losses (gains)	41	(8)	(17)	39	(1)	(21)
Business combinations	—	—	1	—	—	—
Currency translation	—	—	68	(17)	1	1
Benefit obligation, end of year	1,181	1,167	565	510	286	295

Change in plan assets:
Fair value of plan assets, beginning of year	856	870	63	57	—	—
Actual return on plan assets	116	45	3	3	—	—
Settlements	—	—	(1)	(4)	—	—
Company contributions	44	39	30	30	21	22
Benefits paid	(73)	(98)	(22)	(21)	(23)	(24)
Business combinations	—	—	—	1	—	—
Medicare subsidies received	—	—	—	—	2	2
Currency translation	—	—	8	(3)	—	—
Fair value of plan assets, end of year	943	856	81	63	—	—
Funded status of the plan and amounts recognized in the consolidated balance sheets	$(238)	$(311)	$(484)	$(447)	$(286)	$(295)

Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial loss	$393	$435	$87	$93	$32	$34
Prior service cost (credit)	—	—	1	1	(2)	(6)
	$393	$435	$88	$94	$30	$28

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average assumptions used to determine the benefit obligation as of December 31, 2017, 2016 and 2015.

	Pension Benefits						Other Post-Retirement Benefits
	United States Plans			Non-U.S. Plans
	December 31,						December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(in millions)
Discount rate	3.50%	3.90%	4.15%	2.26%	2.03%	2.72%	3.68%	3.98%	4.18%
Rate of compensation increase	n/a	n/a	n/a	2.97%	2.96%	3.19%	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2017, 2016 and 2015:

	Pension Benefits						Other Post-Retirement Benefits
	United States Plans			Non-U.S. Plans
	Year Ended December 31,						Year Ended December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(in millions)
Discount rate	3.90%	4.15%	3.85%	2.03%	2.72%	1.77%	3.98%	4.18%	3.84%
Expected return on plan assets	5.55%	5.65%	6.55%	3.05%	3.22%	3.52%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	2.96%	3.19%	3.16%	n/a	n/a	n/a

Long-term Rate of Return
Federal-Mogul’s expected return on assets is established annually through analysis of anticipated future long-term investment performance for the plan based upon the asset allocation strategy and is primarily a long-term prospective rate.
An analysis was performed in December 2017 resulting in changes to the expected long-term rate of return on assets. The weighted-average long-term rate of return on assets for the United States pension plans decreased from 5.55% at December 31, 2016 to 5.50% at December 31, 2017. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans and decreased from 3.05% at December 31, 2016 to 3.26% at December 31, 2017.
Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits				Other Post-Retirement Benefits
	United States Plans		Non-U.S. Plans
	December 31,				December 31,
	2017	2016	2017	2016	2017	2016
	(in millions)
Projected benefit obligation	$1,181	$1,167	$565	$509	$286	$295
Fair value of plan assets	943	856	81	62	—	—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-U.S. Plans
	December 31,
	2017	2016	2017	2016
	(in millions)
Projected benefit obligation	$1,181	$1,167	$548	$494
Accumulated benefit obligation	1,181	1,167	510	459
Fair value of plan assets	943	856	66	50
The accumulated benefit obligation for all pension plans was approximately $1.7 billion and $1.6 billion as of December 31, 2017 and 2016, respectively.
Health Care Trend
The assumed health care and drug cost trend rates used to measure next year's post-employment healthcare benefits are as follows:

	Other Post-Retirement Benefits
	2017	2016
Initial health care cost trend rate	6.41%	6.69%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2022	2022
The assumed health care cost trend rate has a significant impact on the amounts reported for OPEB plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	APBO
	(in millions)
100 basis point (“bp”) increase in health care cost trend rate	$1	$23
100 bp decrease in health care cost trend rate	(1)	(20)
Estimated amounts to be amortized from accumulated other comprehensive loss into net period benefit cost for 2018 based on 2017 plan measurements are $14 million, consisting primarily of amortization of net actuarial loss in the U.S. pension plans.
Federal-Mogul's projected benefit payments from the plans are estimated as follows:

	Pension Benefits		Other Post-Retirement Benefits
	United States Plans	Non-U.S. Plans
	(in millions)
2018	$85	$25	$23
2019	85	27	22
2020	86	27	22
2021	87	27	22
2022	87	29	21
2023-2027	379	151	96
Federal-Mogul expects to contribute approximately $75 million to its pension plans in 2018.

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
As of December 31, 2017, plan assets were comprised of 65% equity investments, 23% fixed income investments, and 12% in other investments which include hedge funds. Approximately 57% of the U.S. plan assets were invested in actively managed investment funds. Federal-Mogul’s investment strategy includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds.
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
For Non-U.S. plans, the insurance contracts guarantee a minimum rate of return. Federal-Mogul has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law. The majority of the assets of the non-U.S. plans are invested through insurance contracts. The target asset allocation for the non-U.S. pension plans is 67% insurance contracts, 31% debt investments and 2% equity investments.
Refer to Note 5, “Fair Value Measurements,” for discussion of the fair value of each major category of plan assets, including the inputs and valuation techniques used to develop the fair value measurements of the plans' assets, at December 31, 2017 and 2016.
Defined Contribution Pension Plans
Federal-Mogul also maintains certain defined contribution pension plans for eligible employees. Effective January 1, 2013, Federal-Mogul amended its U.S. defined contribution plan to allow for an enhanced company match and company provided age-based contributions for eligible U.S. salaried and non-union hourly employees. The total expenses attributable to Federal-Mogul's defined contribution savings plan were $46 million, $43 million and $45 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Other Benefits
Federal-Mogul accounts for benefits to former or inactive employees paid after employment but before retirement. The liabilities for such U.S. and European post-employment benefits were $67 million and $60 million at December 31, 2017 and 2016, respectively.

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

	Pension Benefits
	2017	2016
	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$189	$191
Service cost	1	1
Interest cost	8	8
Benefits paid	(10)	(15)
Actuarial gain	9	4
Adjustment to benefits	15	—
Currency translation	1	—
Benefit obligation, end of year	213	189
Change in plan assets:
Fair value of plan assets, beginning of year	126	133
Actual return on plan assets	16	8
Benefits paid	(10)	(15)
Fair value of plan assets, end of year	132	126
Funded status of the plan	$(81)	$(63)
Amounts recognized in the consolidated balance sheets:
Net liability recognized	$(81)	$(63)
Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial loss	$(81)	$(63)
Total	$(81)	$(63)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Net Income Per LP Unit.
The following table sets forth the allocation of net (loss) income attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted (loss) income per LP unit of Icahn Enterprises for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in millions, except per unit data)
Net loss attributable to Icahn Enterprises	$2,430	$(1,128)	$(1,194)
Net loss attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$2,382	$(1,106)	$(1,170)

Basic and diluted loss per LP unit	$14.80	$(8.07)	$(9.29)
Basic and diluted weighted average LP units outstanding	161	137	126
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
Unit Distributions
During the year ended December 31, 2017, we declared four quarterly distributions aggregating $6.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash. Icahn Enterprises depositary units outstanding during 2017 increased as a result of the four quarterly distributions in which we distributed an aggregate 17,644,152 of Icahn Enterprises' depositary units to those depositary unitholders who elected to receive such distributions in additional depositary units, of which an aggregate of 17,374,427 depositary units were distributed to Mr. Icahn and his affiliates.
2017 Incentive Plan
During the year ended December 31, 2017, Icahn Enterprises distributed 7,902 depositary units, net of payroll withholdings, with respect to certain restricted depositary units that vested during the period in connection with the 2017 Incentive Plan. The aggregate impact of the 2017 Incentive Plan is not material with respect to our consolidated financial statements, including the calculation of potentially dilutive units.

13.	Segment and Geographic Reporting.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Icahn Enterprises' condensed statements of operations by reporting segment for the years ended December 31, 2017, 2016 and 2015 are presented below. Icahn Enterprises Holdings' condensed statements of operations are substantially the same, with immaterial differences relating to our Holding Company's interest expense.

	Year Ended December 31, 2017
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$9,957	$5,988	$265	$—	$409	$94	$392	$15	$183	$—	$17,303
Other revenues from operations	—	487	—	370	898	—	—	—	72	—	—	1,827
Net income from investment activities	241	—	—	2	—	—	—	—	—	—	61	304
Interest and dividend income	106	6	1	2	1	—	1	—	7	—	12	136
Gain (loss) on disposition of assets, net	—	12	(3)	1,664	(4)	—	—	—	496	—	1	2,166
Other (loss) income, net	(50)	66	(68)	3	65	(1)	(2)	1	—	—	(6)	8
	297	10,528	5,918	2,306	960	408	93	393	590	183	68	21,744
Expenses:
Cost of goods sold	—	8,110	5,727	249	—	389	60	297	11	162	—	15,005
Other expenses from operations	—	436	—	134	425	—	—	—	46	—	—	1,041
Selling, general and administrative	13	1,802	144	47	379	19	14	65	10	39	33	2,565
Restructuring, net	—	21	—	—	—	1	—	2	—	1	—	25
Impairment	—	40	—	68	—	—	—	1	2	1	—	112
Interest expense	166	167	110	45	11	—	6	13	2	—	323	843
	179	10,576	5,981	543	815	409	80	378	71	203	356	19,591
Income (loss) before income tax benefit (expense)	118	(48)	(63)	1,763	145	(1)	13	15	519	(20)	(288)	2,153
Income tax benefit (expense)	—	674	338	(496)	(93)	(43)	(3)	(21)	—	—	82	438
Net income (loss)	118	626	275	1,267	52	(44)	10	(6)	519	(20)	(206)	2,591
Less: net income (loss) attributable to non-controlling interests	38	11	46	53	13	—	1	(1)	—	—	—	161
Net income (loss) attributable to Icahn Enterprises	$80	$615	$229	$1,214	$39	$(44)	$9	$(5)	$519	$(20)	$(206)	$2,430

Supplemental information:
Capital expenditures	$—	$479	$119	$173	$112	$30	$38	$26	$9	$5	$—	$991
Depreciation and amortization(1)	$—	$508	$278	$65	$73	$20	$5	$25	$20	$8	$—	$1,002

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$9,420	$4,782	$430	$—	$267	$71	$329	$17	$195	$—	$15,511
Other revenues from operations	—	422	—	522	944	—	—	—	70	—	—	1,958
Net (loss) gain from investment activities	(1,388)	—	5	—	—	—	—	—	—	—	10	(1,373)
Interest and dividend income	112	4	1	2	1	—	2	—	—	—	9	131
Gain on disposition of assets, net	—	9	—	3	—	1	—	—	1	—	—	14
Other (loss) income, net	53	73	(24)	5	3	1	(10)	3	—	1	2	107
	(1,223)	9,928	4,764	962	948	269	63	332	88	196	21	16,348
Expenses:
Cost of goods sold	—	7,658	4,618	366	—	284	56	249	13	168	—	13,412
Other expenses from operations	—	430	—	223	460	—	—	—	46	—	—	1,159
Selling, general and administrative	34	1,521	138	48	440	18	22	52	10	38	21	2,342
Restructuring, net	—	27	—	—	—	2	—	3	—	—	—	32
Impairment	—	18	574	—	106	1	—	—	5	2	3	709
Interest expense	230	157	83	85	13	—	7	12	2	—	289	878
	264	9,811	5,413	722	1,019	305	85	316	76	208	313	18,532
(Loss) income before income tax (expense) benefit	(1,487)	117	(649)	240	(71)	(36)	(22)	16	12	(12)	(292)	(2,184)
Income tax (expense) benefit	—	(40)	45	(57)	(24)	16	(2)	(8)	—	—	34	(36)
Net (loss) income	(1,487)	77	(604)	183	(95)	(20)	(24)	8	12	(12)	(258)	(2,220)
Less: net (loss) income attributable to non-controlling interests	(883)	24	(277)	33	14	—	(5)	2	—	—	—	(1,092)
Net (loss) income attributable to Icahn Enterprises	$(604)	$53	$(327)	$150	$(109)	$(20)	$(19)	$6	$12	$(12)	$(258)	$(1,128)

Supplemental information:
Capital expenditures	$—	$418	$133	$133	$85	$5	$22	$18	$1	$11	$—	$826
Depreciation and amortization(1)	$—	$473	$258	$134	$71	$22	$6	$20	$22	$8	$—	$1,014

	Year Ended December 31, 2015
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$7,789	$5,433	$440	$—	$361	$30	$344	$14	$193	$—	$14,604
Other revenues from operations	—	—	—	499	811	—	—	—	76	—	—	1,386
Net (loss) gain from investment activities	(1,041)	—	36	—	—	—	—	—	—	—	18	(987)
Interest and dividend income	178	6	2	2	1	—	1	—	—	—	4	194
Gain on disposition of assets, net	—	—	(2)	4	(1)	—	—	(1)	40	—	—	40
Other (loss) income, net	(2)	58	(27)	3	—	4	(3)	(6)	1	1	6	35
	(865)	7,853	5,442	948	811	365	28	337	131	194	28	15,272
Expenses:
Cost of goods sold	—	6,577	4,949	338	—	406	38	263	7	163	—	12,741
Other expenses from operations	—	—	—	201	396	—	—	—	46	—	—	643
Selling, general and administrative	237	1,001	127	45	338	20	12	50	13	34	31	1,908
Restructuring	—	89	—	—	—	2	—	5	—	1	—	97
Impairment	—	344	253	—	—	20	169	—	2	—	—	788
Interest expense	563	144	47	82	12	—	3	12	2	—	289	1,154
	800	8,155	5,376	666	746	448	222	330	70	198	320	17,331
(Loss) income before income tax (expense) benefit	(1,665)	(302)	66	282	65	(83)	(194)	7	61	(4)	(292)	(2,059)
Income tax (expense) benefit	—	(50)	(59)	(69)	(27)	32	(1)	(10)	—	—	116	(68)
Net (loss) income	(1,665)	(352)	7	213	38	(51)	(195)	(3)	61	(4)	(176)	(2,127)
Less: net (loss) income attributable to non-controlling interests	(905)	(53)	(18)	76	12	—	(45)	—	—	—	—	(933)
Net income (loss) attributable to Icahn Enterprises	$(760)	$(299)	$25	$137	$26	$(51)	$(150)	$(3)	$61	$(4)	$(176)	$(1,194)

Supplemental information:
Capital expenditures	$—	$449	$219	$522	$94	$24	$20	$22	$3	$6	$—	$1,359
Depreciation and amortization(2)	$—	$346	$229	$127	$63	$29	$8	$19	$21	$7	$—	$849

(1)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the consolidated amounts of $15 million, $20 million and $14 million for the years ended December 31, 2017, 2016 and 2015, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Icahn Enterprises' condensed balance sheets by reporting segment as of December 31, 2017 and 2016 are presented below. Icahn Enterprises Holdings' condensed balance sheets are substantially the same, with immaterial differences relating to our Holding Company's other assets, debt and equity attributable to Icahn Enterprises Holdings.

	December 31, 2017
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$17	$367	$482	$100	$105	$24	$15	$16	$30	$—	$526	$1,682
Cash held at consolidated affiliated partnerships and restricted cash	734	4	—	19	16	5	—	2	2	4	—	786
Investments	9,532	324	83	23	23	—	—	—	—	—	384	10,369
Accounts receivable, net	—	1,406	178	44	11	40	10	78	3	35	—	1,805
Inventories, net	—	2,601	385	54	—	33	30	92	—	66	—	3,261
Property, plant and equipment, net	—	3,503	3,213	1,199	808	110	188	170	438	72	—	9,701
Goodwill and intangible assets, net	—	1,963	298	7	74	3	—	36	29	—	—	2,410
Other assets	516	541	61	41	102	11	22	93	390	6	4	1,787
Total assets	$10,799	$10,709	$4,700	$1,487	$1,139	$226	$265	$487	$892	$183	$914	$31,801
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,302	$2,770	$1,125	$254	$104	$41	$45	$98	$46	$34	$190	$6,009
Securities sold, not yet purchased, at fair value	1,023	—	—	—	—	—	—	—	—	—	—	1,023
Due to brokers	1,057	—	—	—	—	—	—	—	—	—	—	1,057
Post-employment benefit liability	—	1,075	—	8	—	2	—	74	—	—	—	1,159
Debt	—	3,470	1,166	546	137	1	58	273	22	5	5,507	11,185
Total liabilities	3,382	7,315	2,291	808	241	44	103	445	68	39	5,697	20,433

Equity attributable to Icahn Enterprises	3,052	3,234	1,098	428	761	182	138	28	824	144	(4,783)	5,106
Equity attributable to non-controlling interests	4,365	160	1,311	251	137	—	24	14	—	—	—	6,262
Total equity	7,417	3,394	2,409	679	898	182	162	42	824	144	(4,783)	11,368
Total liabilities and equity	$10,799	$10,709	$4,700	$1,487	$1,139	$226	$265	$487	$892	$183	$914	$31,801

	December 31, 2016
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$13	$353	$736	$179	$244	$4	$14	$39	$24	$2	$225	$1,833
Cash held at consolidated affiliated partnerships and restricted cash	752	2	—	19	15	5	—	2	2	4	3	804
Investments	9,213	270	6	35	33	—	—	—	—	—	324	9,881
Accounts receivable, net	—	1,270	152	40	12	29	5	63	3	35	—	1,609
Inventories, net	—	2,353	349	75	—	38	25	72	—	71	—	2,983
Property, plant and equipment, net	—	3,302	3,358	1,567	814	100	152	152	602	75	—	10,122
Goodwill and intangible assets, net	—	1,801	318	7	75	4	—	8	38	1	—	2,252
Other assets	1,518	504	94	1,410	209	13	23	92	18	5	1	3,887
Total assets	$11,496	$9,855	$5,013	$3,332	$1,402	$193	$219	$428	$687	$193	$553	$33,371
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,236	$2,870	$1,474	$2,100	$153	$34	$38	$69	$20	$29	$168	$8,191
Securities sold, not yet purchased, at fair value	1,139	—	—	—	—	—	—	—	—	—	—	1,139
Due to brokers	3,725	—	—	—	—	—	—	—	—	—	—	3,725
Post-employment benefit liability	—	1,113	—	9	—	2	—	56	—	—	—	1,180
Debt	—	3,259	1,165	571	287	2	55	265	25	—	5,490	11,119
Total liabilities	6,100	7,242	2,639	2,680	440	38	93	390	45	29	5,658	25,354

Equity attributable to Icahn Enterprises	1,669	2,292	1,034	444	730	155	104	25	642	164	(5,105)	2,154
Equity attributable to non-controlling interests	3,727	321	1,340	208	232	—	22	13	—	—	—	5,863
Total equity	5,396	2,613	2,374	652	962	155	126	38	642	164	(5,105)	8,017
Total liabilities and equity	$11,496	$9,855	$5,013	$3,332	$1,402	$193	$219	$428	$687	$193	$553	$33,371

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our segments' geographic net sales from external customers, other revenues from operations and property, plant and equipment, net for the periods indicated:

	Net Sales			Other Revenues From Operations			Property, Plant and Equipment, Net
	Year Ended December 31,			Year Ended December 31,			December 31,
	2017	2016	2015	2017	2016	2015	2017	2016
	(in millions)
United States	$11,878	$10,489	$9,672	$1,759	$1,886	$1,304	$7,399	$8,063
Germany	1,531	1,455	1,480	—	—	—	529	458
Other	3,894	3,567	3,452	68	72	82	1,773	1,601
	$17,303	$15,511	$14,604	$1,827	$1,958	$1,386	$9,701	$10,122
Geographic locations for net sales and other revenues from operations are based on locations of the customers and geographic locations for property, plant, and equipment are based on the locations of the assets.

14.	Income Taxes.
The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows:

	Icahn Enterprises		Icahn Enterprises Holdings
	December 31,		December 31,
	2017	2016	2017	2016
	(in millions)		(in millions)
Book basis of net assets	$5,106	$2,154	$5,133	$2,179
Book/tax basis difference	(450)	1,888	(450)	1,888
Tax basis of net assets	$4,656	$4,042	$4,683	$4,067
Income (loss) from continuing operations before income tax expense (benefit) is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Domestic	$1,933	$(2,370)	$(1,870)
International	220	186	(189)
	$2,153	$(2,184)	$(2,059)
Income tax benefit (expense) attributable to continuing operations is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Current:
Domestic	$(21)	$(40)	$(17)
International	(52)	(101)	(55)
Total current	(73)	(141)	(72)
Deferred:
Domestic	525	73	(15)
International	(14)	32	19
Total deferred	511	105	4
	$438	$(36)	$(68)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the income tax benefit (expense) calculated at the federal statutory rate to income tax benefit (expense) on continuing operations as shown in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Income tax benefit (expense) at U.S. statutory rate	$(754)	$764	$721
Tax effect from:
Foreign operations	42	39	29
Valuation allowance	490	(46)	(113)
Non-controlling interest	(7)	(7)	41
Goodwill	—	(225)	(196)
Uncertain tax positions and assessments	23	(9)	4
Income not subject to taxation	172	(511)	(523)
Enactment of U.S. tax legislation, net of valuation allowance	498	—	—
Other	(26)	(41)	(31)
Income tax benefit (expense)	$438	$(36)	$(68)
The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows:

	December 31,
	2017	2016
	(in millions)
Deferred tax assets:
Property, plant and equipment	$261	$312
Net operating loss	1,158	1,981
Tax credits	141	139
Post-employment benefits, including pensions	263	334
Reorganization costs	3	7
Other	398	430
Total deferred tax assets	2,224	3,203
Less: Valuation allowance	(1,293)	(1,821)
Net deferred tax assets	$931	$1,382

Deferred tax liabilities:
Property, plant and equipment	$(467)	$(592)
Intangible assets	(157)	(195)
Investment in partnerships	(775)	(1,495)
Investment in U.S. subsidiaries	(184)	(307)
Other	(138)	(101)
Total deferred tax liabilities	(1,721)	(2,690)
	$(790)	$(1,308)
We recorded deferred tax assets and deferred tax liabilities of $134 million and $924 million, respectively, as of December 31, 2017 and $305 million and $1,613 million, respectively, as of December 31, 2016. Deferred tax assets are included in other assets in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We analyze all positive and negative evidence to consider whether it is more likely than not that all of the deferred tax assets will be realized.  Projected future income, tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. As of December 31, 2017 we had a valuation allowance of approximately $1.3 billion primarily related to tax loss and credit carryforwards, post-retirement benefits and other deferred tax assets. The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. For the year ended December 31, 2017, the valuation allowance on deferred tax assets decreased by $528 million. The decrease was primarily attributable to a $491 million release of valuation allowance on all of the Federal-Mogul federal net operating loss carryforward and a portion of state loss carryforwards and other deferred tax assets. The remaining decrease was attributable to a $77 million decrease in the valuation allowance of our Gaming segment and a $13 million decrease in our Mining segment, offset in part by increases of $53 million recorded by the Automotive segment and Holding Company.
At December 31, 2017, American Entertainment Properties Corp., a wholly owned corporate subsidiary of Icahn Enterprises and Icahn Enterprises Holdings, which includes all or parts of our Automotive, Energy, Railcar, Metals, Gaming, Home Fashion and Real Estate segments had a deferred tax asset before valuation allowance of approximately $1.0 billion related to tax loss carryforwards including: $684 million in the U.S. with expiration dates from 2027 through 2037; $47 million in the United Kingdom with no expiration dates; and $287 million in other jurisdictions with various expiration dates.
At December 31, 2017, CVR Energy had Kansas state income tax credits of $9 million, which are available to reduce future Kansas state income taxes. These credits, if not used, will expire beginning in 2032. Additionally, CVR Energy has Oklahoma state income tax credits of $30 million which are available to reduce future Oklahoma state regular income taxes. These credits have an indefinite life.
At December 31, 2017, Viskase had U.S. federal net operating loss carryforwards of $86 million which will begin expiring in the year 2024 and forward, and foreign net operating loss carryforwards of $13 million with unlimited carryforward period and $9 million with a five-year carryforward period.
At December 31, 2017, ARI had a federal net operating loss of $54 million that will be carried back to tax years 2015 and 2016 and will be fully absorbed. In addition, ARI had state net operating carryforwards of $31 million, which have varying expiration dates that extend into 2037.
Enactment of U.S. Tax Legislation
On December 22, 2017, The Tax Cuts and Jobs Act (the "Tax Legislation") was enacted in the United States, significantly revising certain U.S. corporate income tax provisions; including, among other items, a reduction of the U.S. corporate rate from 35% to 21%, effective for tax year beginning after December 31, 2017; the transition of U.S. international taxation from a worldwide tax system to a territorial system; and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, (or, if greater, November 2, 2017) of a “specified foreign corporation” which includes controlled foreign corporations and other foreign corporations which have at least one U.S. corporate shareholder that owns 10% or more of the value or voting power of such foreign corporation. We estimated the impact of the Tax Legislation on our income tax provision for the year ended December 31, 2017 in accordance with our understanding of the Tax Legislation and guidance available at the date of this filing and as a result have recorded adjustments to the various tax balances, current, long-term and deferred tax assets and liabilities, all during the fourth quarter of 2017, the period in which the Tax Legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $496 million, representing an income tax benefit recorded during the current period. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $2 million.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Legislation. In accordance with SAB 118, we have determined that the $496 million of income tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $2 million of current tax expense recorded in connection with the transition tax on mandatory deemed repatriation of foreign earnings were each a provisional amount and a reasonable estimate as of the date of this filing. The accounting for these provisional amounts may be adjusted as we gain a better understanding of the new tax laws due to additional guidance and analysis of these estimates, including but not limited to, guidance on application of the one-time transition tax to 10% U.S. shareholders of a specified foreign corporation, state tax treatments and finalizing our foreign affiliate analysis. Any subsequent adjustment to these amounts will be recorded to tax

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense in the quarter of 2018 when the analysis is complete and additional guidance and Internal Revenue Service interpretations are issued.
The Tax Legislation requires a U.S. shareholder of a foreign corporation to include in income its global intangible low-taxed income ("GILTI"). The computation for the GILTI is still subject to interpretation and additional clarifying guidance is expected in 2018. We are continuing to evaluate this requirement and its application under FASB ASC Topic 740, Income Taxes. Accordingly, we have not made any adjustments in our current year financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI or to record it as a period cost adjustment.
Under the Tax Legislation, an entity must pay a Base Erosion Anti-Abuse Tax ("BEAT") if the BEAT is greater than its regular tax liability. Based upon the FASB’s guidance in this area, any incremental effect of BEAT tax should be recognized in the year the BEAT is incurred. This tax applies to future years and therefore there are no impacts or estimates in the current year financial statements.
As of December 31, 2017, Federal Mogul, Viskase and ARI have not provided taxes on $784 million, $46 million and $6 million, respectively, of undistributed earnings in foreign subsidiaries which are deemed to be indefinitely reinvested. If at some future date these earnings cease to be permanently reinvested, we may be subject to foreign income and withholding taxes upon repatriation of such amounts.
Accounting for Uncertainty in Income Taxes
A summary of the changes in the gross amounts of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Balance at January 1	$101	$94	$113
Addition based on tax positions related to the current year	7	7	19
Increase for tax positions of prior years	59	8	6
Decrease for tax positions of prior years	(15)	(1)	(10)
Decrease for statute of limitation expiration	(16)	(6)	(21)
Settlements	(11)	—	(8)
Impact of currency translation and other	4	(1)	(5)
Balance at December 31	$129	$101	$94
At December 31, 2017, 2016 and 2015, we had unrecognized tax benefits of $129 million, $101 million and $94 million, respectively. Of these totals, $29 million, $68 million and $76 million represents the amount of unrecognized tax benefits that if recognized, would affect the annual effective tax rate in the respective periods. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.
During the next 12 months, Federal-Mogul believes that it is reasonably possible that unrecognized tax benefits of Federal-Mogul may decrease by approximately $5 million due to audit settlements or statute expirations, of which approximately $2 million, if recognized, could impact the effective tax rate. We do not anticipate any significant changes to the amount of our unrecognized tax benefits in our other business segments during the next 12 months.
We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. We recorded $6 million, $15 million and $19 million as of December 31, 2017, 2016 and 2015, respectively, in liabilities for tax related net interest and penalties in our consolidated balance sheets. Income tax (benefit) related to interest and penalties were $(9) million, $(4) million and $(11) million for the years December 31, 2017, 2016 and 2015, respectively. We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We and our subsidiaries are no longer subject to U.S. federal tax examinations for years before 2013 or state and local examinations for years before 2009, with limited exceptions. We, or our subsidiaries, are currently under various income tax examinations in several states and foreign jurisdictions, but are no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2005.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Employment Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2016	$(614)	$(22)	$(948)	$(1,584)
Other comprehensive income before reclassifications, net of tax	30	2	124	156
Reclassifications from accumulated other comprehensive income (loss) to earnings	20	(3)	—	17
Other comprehensive income (loss), net of tax	50	(1)	124	173
Balance, December 31, 2017	$(564)	$(23)	$(824)	$(1,411)

16.	Other Income, Net.
Other income, net consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Gain on acquisition	$—	$—	$5
Realized and unrealized loss on derivatives, net (Note 6)	(70)	(19)	(29)
Other derivative (loss) income	(41)	66	—
Dividend expense	(10)	(14)	—
Loss on extinguishment of debt	(16)	(5)	(2)
Equity earnings from non-consolidated affiliates	71	64	62
Foreign currency transaction loss	(11)	(1)	(10)
Tax settlement gain	61	—	—
Predecessor claim settlement	—	3	—
Other	24	13	9
	$8	$107	$35

17.	Commitments and Contingencies.
Environmental Matters
Due to the nature of our business, certain of our subsidiaries' operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities were $50 million and $50 million as of December 31, 2017 and 2016, respectively, primarily within our Automotive, Energy and Metals segments and which are included in accrued expenses and other liabilities in our consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.
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
Our Automotive segment's total environmental liabilities, determined on an undiscounted basis, were $16 million and $16 million as of December 31, 2017 and 2016, respectively. Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At December 31, 2017, Federal-Mogul estimates additional losses above and beyond its best estimate of required remediation costs could range up to $24 million.
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
On August 1, 2016, a subsidiary of CVR Energy ("CRCT") received a Notice of Probably Violation, Proposed Civil Penalty and Proposed Compliance Order (the "NOPV") from the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (the "PHMSA"). The NOPV alleges violations of the Pipeline Safety Regulations, Title 49, Code of Federal Regulations. The alleged violations include alleged failures (during various time periods) to (i) conduct quarterly notification drills, (ii) maintain certain required records, (iii) utilize certain required safety equipment (including line markers), (iv) take certain pipeline integrity management activities, (v) conduct certain cathodic protection testing, and (vi) make certain atmospheric corrosion inspections. The preliminary assessed civil penalty is less than $1 million and the NOPV contained a compliance order outlining remedial compliance steps to be undertaken by CRCT. CRCT paid a portion of the penalty and contested and requested mitigation of the remainder, and also requested reconsideration of the proposed compliance order. In November 2017, CRCT received a final order from PHMSA assessing a revised civil penalty of less than $1 million. CRCT paid the remainder of the penalty and has completed all items required by the compliance order.
Certain subsidiaries of CVR Energy ("CRRM" and "CRT") have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under the Resources Conservation and Recovery Act ("RCRA") to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-20 and Docket No. VII-95 H-11, respectively). Wynnewood Refining Company, LLC ("WRC") and the Oklahoma Department of Environmental Quality ("ODEQ") have entered into a Consent Order (Case No. 15-056) to resolve certain legacy environmental issues related to historical groundwater contamination and the operation of a wastewater conveyance.
As of December 31, 2017 and 2016, our Energy segment had environmental accruals of $4 million and $5 million, respectively. CVR Energy's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR Energy's management believes that the accruals established for environmental expenditures are adequate.
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
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. Capital expenditures incurred for environmental compliance and efficiency of the operations were $16 million, $17 million and $36 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Metals
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  In addition, one of PSC Metals' Knoxville, Tennessee locations was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. PSC Metals has entered into Tennessee's Voluntary Clean-Up Oversight and Assistance Program ("VOAP") and expects to enter into a settlement with the Tennessee Department of Environment and Conservation ("TDEC") in the future. Currently, PSC Metals believes that it has adequately reserved for the cost of any potential future remediation associated with its Knoxville location, but cannot fully assess the impact of all costs or liabilities associated with TDEC's investigations. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these other sites to be immaterial as of both December 31, 2017 and 2016. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material to its operations.
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
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon its management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $28 million and $28 million at December 31, 2017 and 2016, respectively. PSC Metals believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business. Estimates of PSC Metals' liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a PRP at additional sites. The impact of such future events cannot be estimated at the current time.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligations
Our Automotive segment has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, our Automotive segment has accrued $15 million and $15 million as of December 31, 2017 and 2016, respectively, for asset retirement obligations ("ARO"), primarily related to anticipated costs of removing hazardous building materials at its facilities, and has considered impairment issues that may result from capitalization of these ARO amounts.
Renewable Fuel Standards
CVR Refining is subject to the Renewable Fuel Standard which requires refiners to either blend "renewable fuels" with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending.
In December 2015, 2016, and 2017, the EPA published in the Federal Register final rules establishing the renewable fuel volume mandates for 2016, 2017, and 2018, and the biomass-based diesel volume mandates for 2017, 2018, and 2019, respectively. The volumes included in the EPA's final rules increased each year, but were lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. The EPA used its waiver authorities to lower the volumes, but its decision to do so for the 2014-2016 compliance years was challenged in the U.S. Court of Appeals for the District of Columbia Circuit. In July 2017, the court vacated the EPA’s decision to reduce the renewable volume obligation for 2016 under one of its waiver authorities, and remanded the rule to the EPA for further reconsideration. The EPA has not yet reproposed the 2016 renewable volume obligations. The EPA also has articulated a policy that high RINs prices incentivize additional investments in renewable fuel blending and distribution infrastructure.
RINs expense was $249 million, $206 million and $124 million for years ended December 31, 2017, 2016 and 2015, respectively. RINs expense includes the impact of recognizing the petroleum business' uncommitted biofuel blending obligation at fair value based on market prices at each reporting date. As of December 31, 2017 and 2016, the petroleum business' biofuel blending obligation was $28 million and $186 million, respectively, which is included in accrued expenses and other liabilities in our consolidated balance sheets.
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
On September 29, 2016, September 30, 2016, October 12, 2016 and October 19, 2016, respectively, four putative class actions, captioned Skybo v. Ninivaggi et al., C.A. No. 12790, Lemanchek v. Ninivaggi et al., C.A. No. 12791, Raul v. Ninivaggi et al., C.A. No. 12821 and Mercado v. Ninivaggi et al., C.A. No. 12837, were filed in the Court of Chancery of the State of Delaware against the Board of Directors of Federal-Mogul (the "FM Board") and Icahn Enterprises, Icahn Enterprises Holdings, certain of their affiliates and Icahn Enterprises' Board of Directors (the "Icahn Defendants"), and, in the case of Raul, Federal-Mogul. The complaints allege that, among other things, the FM Board breached its fiduciary duties by approving the proposed Merger Agreement, that the Icahn Defendants breached their fiduciary duties to the minority stockholders of Federal-Mogul and/or aided and abetted the FM Board’s breaches of its fiduciary duties, as well as alleging certain material misstatements and omissions in the Schedule 14D-9 filed by Federal-Mogul (the "Schedule 14D-9"). The complaints allege that, among other things, the then-Offer Price was inadequate and, together with that the Merger Agreement, was the result of a flawed and unfair sales process and conflicts of interest of the FM Board and the special committee of independent directors of Federal-Mogul (the "Special Committee"), alleging that the Special Committee and Federal-Mogul’s management lacked independence from the Icahn Defendants. In addition, the complaints allege that the Merger Agreement contains certain allegedly preclusive deal protection provisions, including a no-solicitation provision, an information rights provision and a

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

matching rights provision. Among other things, the complaints sought to enjoin the transactions contemplated by the Merger Agreement, as well as award costs and disbursements, including reasonable attorneys’ and experts’ fees.  The Raul and Mercado complaints further seek to rescind the transaction or award rescissory damages, or (in the case of Raul) award a quasi-appraisal remedy in the event that the transaction was consummated, as well as award money damages.  On October 28, 2016, all four actions were consolidated under the caption In re Federal-Mogul Holdings, Inc. Stockholder Litigation, C.A. No. 12790-CB (the "Delaware Action"). On March 6, 2017, plaintiffs filed a consolidated amended complaint that does not name Federal-Mogul as a defendant. Among other things, the consolidated amended complaint also adds allegations regarding the commencement and extension of the Offer, the increase in the Offer price, the closing of the transaction, Federal-Mogul's subsequent performance and public statements, Mr. Ninivaggi’s post-merger employment with Icahn Enterprises and the independence of the chairman of the Special Committee. The Icahn Defendants have moved to dismiss the amended complaint and discovery was stayed pending determination of that motion. In lieu of proceeding with the October 12, 2017 hearing on the Icahn Defendants' motion to dismiss, the plaintiffs in the Delaware Action dismissed the Delaware Action, without prejudice as to the named plaintiffs.
On October 5, 2016, a putative class action captioned Sanders v. Federal-Mogul Holdings Corporation et al., C.A. No. 16-155387 was filed in the Circuit Court for Oakland County of the State of Michigan against Federal-Mogul, the FM Board and the Icahn Defendants (the "Michigan Action"). The complaint alleges, among other things, that the FM Board breached its fiduciary duties and that Federal-Mogul and the Icahn Defendants aided and abetted the FM Board’s breaches of its fiduciary duties, as well as alleging certain material misstatements and omissions in the Schedule 14D-9. The complaint alleges that, among other things, the then-Offer Price was unfair and the result of an unfair sales process that included conflicts of interest.  In addition, the complaint alleges that the Merger Agreement contains certain allegedly preclusive deal protection provisions, including a no-solicitation provision, an information rights provision and a matching rights provision. Among other things, the complaint sought to enjoin the transactions contemplated by the Merger Agreement, or, in the event that the transactions were consummated, rescind the transactions or award rescissory damages, as well as award money damages and costs, including reasonable attorneys’ and experts’ fees. On March 6, 2017, the plaintiffs filed an amended complaint which, among other things, dropped Federal-Mogul as a defendant.  The amended complaint also: named certain additional Icahn-affiliated individuals and entities as defendants; deleted various allegations relating to process and purported disclosure deficiencies; added allegations regarding the commencement and extension of the Offer, the increase in the Offer price, the closing of the transaction, Federal-Mogul's subsequent performance and public statements, Mr. Ninivaggi’s post-merger employment with Icahn Enterprises, and the independence of certain directors; and eliminated the request for injunctive relief given the consummation of the transaction.  On April 4, 2017, the Court entered a stipulated order staying the Michigan Action pending final determination of the Delaware Action. On October 16, 2017, the plaintiffs in the Michigan Action dismissed the Michigan Action, without prejudice as to the named plaintiffs.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unconditional Purchase Obligations
The minimum required payments for CVR Energy's unconditional purchase obligations are as follows:

Unconditional Purchase Obligations(1)
(in millions)
2018	$165
2019	124
2020	101
2021	90
2022	85
Thereafter	542
$1,107
(1)This amount includes $699 million payable ratably over thirteen years pursuant to petroleum transportation service agreements between Coffeyville Resources Refining Marketing, LLC ("CRRM") and each of TransCanada Keystone Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of December 31, 2017, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system.
Additionally, in the normal course of business, CVR Energy has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity, water and pipeline transportation services. For the years ended December 31, 2017, 2016 and 2015, total expense of $209 million, $151 million and $136 million, respectively, was incurred related to long-term commitments.
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
On November 18, 2016 (the "Issuance Date"), the FRA issued RWD No. 2016-01 [Revised] (the "Revised Directive"). The Revised Directive changed and superseded the Original Directive in several ways.
The Revised Directive required owners to identify their subject tank railcars and then from that population identify the 15% of subject tank railcars then in hazardous materials service with the highest mileage in each tank car owner’s fleet. Visual inspection of each of the subject tank railcars is required by the car operator prior to putting any railcar into service. Owners must ensure appropriate inspection, testing and repairs, if needed, within twelve months of the Issuance Date for the 15% of their subject tank railcars identified to be in hazardous materials service with the highest mileage. The FRA reserved the right to impose additional test and inspection requirements for the remaining tank railcars subject to the Revised Directive.
The FRA also reserved the right to seek civil penalties or to take any other appropriate enforcement action for violation of the Federal Hazardous Materials Regulations that have occurred.
Although the Revised Directive addressed some of our Railcar segment's concerns and clarified certain requirements of the Original Directive, our Railcar segment identified significant issues with the Revised Directive. As a result, in December 2016, our Railcar segment sought judicial review of and relief from the Revised Directive by filing a petition for review against the FRA in the United States Court of Appeals for the District of Columbia Circuit.
On August 17, 2017, our Railcar segment entered into a settlement agreement with the FRA, which covered the subject railcars owned by our Railcar segment. This agreement, among other things, extended the deadline for our Railcar segment to complete the inspection, testing and repairs, if needed, for the 15% identified railcars to December 31, 2017. Adding clarity regarding certain unknown requirements referenced in the Revised Directive, under the settlement agreement, our Railcar segment is required to inspect, test, and if necessary repair the remaining 85% subject tank railcars at the next tank railcar qualification, scheduled routine or regular maintenance, shopping or repair event, but no later than December 31, 2025.

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
Our Railcar segment has evaluated its potential exposure related to the Revised Directive and has a remaining loss contingency reserve of $9 million, as of December 31, 2017, to cover its probable and estimable liabilities with respect to our Railcar segment's response to the Revised Directive. The loss contingency reserve takes into account information available as of December 31, 2017 and our Railcar segment's contractual obligations in its capacity as both a manufacturer and owner of railcars subject to the Revised Directive. This amount is included in accrued expenses and other liabilities on the consolidated balance sheets. This amount will continue to be evaluated as our Railcar segment's and its customers' compliance with the Revised Directive and the settlement agreement progress. Actual results could differ from this estimate.
It is reasonably possible that a loss exists in excess of the amount accrued by our Railcar segment. However, the amount of potential costs and expenses expected to be incurred for compliance with the Revised Directive in excess of the loss contingency reserve of $9 million cannot be reasonably estimated at this time.
Pension Obligations
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 91.0% of Icahn Enterprises' outstanding depositary units as of December 31, 2017. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates and our ownership of more than 80% in certain of our subsidiaries, we and certain of our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2017 and 2016. If the plans were voluntarily terminated, they would be underfunded by approximately $424 million and $613 million as of December 31, 2017 and 2016, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
Other
The U.S. Attorney’s office for the Southern District of New York contacted Icahn Enterprises L.P. in September 2017 seeking production of information pertaining to our and Mr. Icahn’s activities relating to the Renewable Fuels Standard and Mr. Icahn’s role as an advisor to the President. We are cooperating with the request and are providing information in response to the subpoena. The U.S. Attorney’s office has not made any claims or allegations against us or Mr. Icahn. We maintain a strong compliance program and, while no assurances can be made, we do not believe this inquiry will have a material impact on our business, financial condition, results of operations or cash flows.
Consolidated Leases
Consolidated future minimum lease payments under operating leases with initial terms of one or more years consist of the following at December 31, 2017:

Year	Amount
(in millions)
2018	$237
2019	222
2020	198
2021	170
2022	142
Thereafter	388
$1,357
Rent expense under operating leases for the years ended December 31, 2017, 2016 and 2015 was $264 million, $237 million and $145 million, respectively.

18.	Supplemental Cash Flow Information.
Supplemental cash flow information consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Cash payments for interest, net of amounts capitalized	$658	$662	$602
Net cash payments (refunds) for income taxes	150	87	(1)
Acquisition of subsidiary common stock included in accrued expenses and other liabilities	51	—	—
Seller financing secured mortgages resulting from disposition of assets	375	—	—
Investment in subsidiaries prior to acquiring a controlling interest	—	286	36
LP unit issuance for remaining 25% interest in ARL	—	35	—
Fair value of subsidiary common units issued in an acquisition of business	—	336	—
Fair value of debt assumed in an acquisition of business	—	368	—
Capital expenditures included in accounts payable, accrued expenses and other liabilities	80	89	88

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Subsequent Events.
Icahn Enterprises
Distribution
On February 27, 2018, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.75 per depositary unit, which will be paid on or about April 16, 2018 to depositary unitholders of record at the close of business on March 12, 2018. Depositary unitholders will have until April 5, 2018 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending April 12, 2018. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.

20.	Quarterly Financial Data (Unaudited).
Quarterly financial data for Icahn Enterprises is presented below:

	For the Three Months Ended(1)
	March 31,		June 30,		September 30,		December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
	(in millions, except per unit data)
Net sales	$4,319	$3,548	$4,282	$4,094	$4,292	$3,904	$4,410	$3,965
Gross margin on net sales	627	425	559	646	613	526	499	502
Total revenues	4,677	3,127	6,654	4,350	5,680	4,899	4,733	3,972
Net (loss) income	(160)	(1,609)	1,725	(285)	829	238	197	(564)
Net loss (income) attributable to non-controlling interests	(142)	(772)	172	(216)	232	254	(101)	(358)
Net (loss) income attributable to Icahn Enterprises	(18)	(837)	1,553	(69)	597	(16)	298	(206)
Basic (loss) income per LP unit	$(0.12)	$(6.21)	$9.51	$(0.50)	$3.53	$(0.12)	$1.72	$(1.42)
Diluted (loss) income per LP unit	$(0.12)	$(6.21)	$9.51	$(0.50)	$3.53	$(0.12)	$1.72	$(1.42)

(1)
The comparability of our quarterly financial data is affected by, among other things, (i) the performance of the Investment Funds, (ii) various acquisitions, primarily the acquisition of Pep Boys during the first quarter of 2016, (iii) certain dispositions of assets, primarily during the second and fourth quarters of 2017, (iv) impairment charges and (v) the enactment of U.S. tax law changes in the fourth quarter of 2017.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2017, is effective.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners
Icahn Enterprises L.P.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2017, and our report dated March 1, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/GRANT THORNTON LLP

New York, New York
March 1, 2018

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The names, offices held and ages of the directors and executive officers of Icahn Enterprises G.P., Inc. ("Icahn Enterprises GP") as of March 1, 2018 are as follows:

Name	Age	Position
Carl C. Icahn	82	Chairman of the Board
Keith Cozza	39	President, Chief Executive Officer and Director
SungHwan Cho	43	Chief Financial Officer and Director
Peter Reck	51	Chief Accounting Officer
William A. Leidesdorf	72	Director
James L. Nelson	68	Director
Jack G. Wasserman	81	Director
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
Carl C. Icahn has served as chairman of the board and a director of Starfire Holding Corporation, a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly owned subsidiary of Icahn Enterprises L.P. ("Icahn Enterprises") and certain related entities, Mr. Icahn’s principal occupation is managing private investment funds, including Icahn Partners LP and Icahn Partners Master Fund LP. Since November 1990, Mr. Icahn has been chairman of the board of Icahn Enterprises GP, the general partner of Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn has been: chairman of the board of CVR Refining, LP since January 2013; chairman of the board of CVR Energy, Inc. since June 2012; chairman of the board of Tropicana Entertainment Inc. since March 2010; and President and a member of the executive committee of XO Holdings, a competitive provider of telecommunication services, since September 2011, and chairman of the board and a director of its predecessors since January 2003. Mr. Icahn was previously: director of Federal-Mogul Holdings Corporation from December 2007 to May 2015, and the non-executive chairman of the board of Federal-Mogul Holdings Corporation from January 2008 to May 2015; chairman of the board and a director of American Railcar Industries, Inc. from 1994 to July 2014; a director of American Railcar Leasing LLC from June 2004 to November 2013; a director of WestPoint Home LLC from October 2005 until December 2011; and a director of Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, from July 1993 to July 2010.
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
Keith Cozza has been the President and Chief Executive Officer of Icahn Enterprises since February 2014. In addition, Mr. Cozza has served as Chief Operating Officer of Icahn Capital LP, the subsidiary of Icahn Enterprises through which Carl C. Icahn manages investment funds, since February 2013. From February 2013 to February 2014, Mr. Cozza served as Executive Vice President of Icahn Enterprises. Mr. Cozza is also the Chief Financial Officer of Icahn Associates Holding LLC, a position he has held since 2006. Mr. Cozza has been a director of: Tropicana Entertainment Inc. since February 2014; Herbalife Ltd., a nutrition company, since April 2013; and Icahn Enterprises since September 2012. In addition, Mr. Cozza serves as a director of certain wholly-owned subsidiaries of Icahn Enterprises, including: Federal-Mogul Holdings LLC (formerly known as Federal-Mogul Holdings Corporation); Icahn Automotive Group LLC; and PSC Metals Inc. Mr. Cozza was previously: a member of the Executive Committee of American Railcar Leasing LLC from June 2014 to June 2017; a director of FCX Oil & Gas Inc., a wholly-owned subsidiary of Freeport-McMoRan Inc., from October 2015 to April 2016; a director of CVR Refining, LP from January 2013 to February 2014; and a director of MGM Holdings Inc., an entertainment company focused on the production and distribution of film and television content, from April 2012 to August 2012. Mr. Icahn has or previously had non-controlling interests in Freeport-McMoRan, Herbalife and MGM Holdings through the ownership of securities.
Mr. Cozza brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In particular, his experience as Chief Financial Officer of Icahn Associates Holding LLC enables him to understand the complex business and financial issues that we may face.

SungHwan Cho has served as Chief Financial Officer of Icahn Enterprises since March 2012. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises since October 2006. Mr. Cho has been a director of: Hertz Global Holdings, Inc., a company engaged in the car rental business, since May 2017; Ferrous Resources Limited since June 2015; CVR Refining, LP since January 2013; Icahn Enterprises since September 2012; CVR Energy, Inc. since May 2012; and American Railcar Industries, Inc. since June 2011 (and has been Chairman of the Board of American Railcar Industries since July 2014). In addition, Mr. Cho serves as a director of certain wholly-owned subsidiaries of Icahn Enterprises, including: Federal-Mogul Holdings LLC (formerly known as Federal-Mogul Holdings Corporation); Icahn Automotive Group LLC; PSC Metals Inc.; and WestPoint Home LLC. Mr. Cho was previously: a member of the Executive Committee of American Railcar Leasing LLC from September 2013 to June 2017; a director of CVR Partners LP from May 2012 to April 2017; a director of Viskase Companies, Inc. from November 2006 to April 2017; and a director of Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 to November 2013. Mr. Icahn has or previously had a non-controlling interest in each of Hertz Global Holdings and Take-Two Interactive Software through the ownership of securities.
Mr. Cho brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In particular, his service as Chief Financial Officer of Icahn Enterprises and Icahn Enterprises Holdings enables him to understand the complex business and financial issues that we may face.
Peter Reck has served as Chief Accounting Officer of our general partner, Icahn Enterprises GP, since March 2012, and as its Secretary since April 2012. Mr. Reck was Controller of Icahn Enterprises and Icahn Enterprises Holdings from November 2005 to March 2012. Mr. Reck has served as director of: Icahn Automotive Group LLC since 2017; The Pep Boys - Manny, Moe & Jack, since February 2016; and Viskase Companies, Inc. since March 2012. Previously, Mr. Reck served as Controller of Family Office and Treasurer of Philanthropies for Bromor Management, the Family Office of Charles Bronfman. Mr. Reck also served as Controller for the Bank of Uruguay and worked at KPMG LLP in their audit practice.
William A. Leidesdorf has served as a director of Icahn Enterprises' general partner, Icahn Enterprises GP, since March 1991 and is a member of our audit committee. Mr. Leidesdorf has served Icahn Enterprises' subsidiaries as a director and member of the audit committee of Tropicana Entertainment Inc. since May 2014 and as a director of IEH Auto Parts LLC since June 2015. Mr. Leidesdorf previously served as: a director and member of the audit committee of American Entertainment Properties Corp., a subsidiary of Icahn Enterprises, from December 2003 to March 2013; a director of Renco Steel, during its bankruptcy, its subsidiary, WCI Steel, Inc., a steel producer which filed for Chapter 11 bankruptcy protection and Simpson Housing Limited Partnership, a privately held real estate investment trust; an owner and a managing director of Renaissance Housing, LLC, and a company primarily engaged in the acquisition of multifamily housing and, the owner and managing director of Renaissance Hamptons Mayfair, LLC, a company primarily engaged in acquiring multifamily residential properties from 2008 until April 2015; and a principal in Bedrock Investment Management Group, LLC, a company engaged in the acquisition of troubled residential subdivisions, from 2008 until December 2014.
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
James L. Nelson has served as a director of Icahn Enterprises' general partner, Icahn Enterprises GP, since June 2001 and is a member of our audit committee. Mr. Nelson has been a director of: IEH Auto Parts LLC since June 2015, an Icahn Enterprises’ subsidiary; and Herbalife Ltd., a nutrition company in which Mr. Icahn holds a non-controlling interest through the ownership of securities, since April 2014. Mr. Nelson has served as Chief Executive Officer of Global Net Lease Inc., a publicly traded real estate investment trust, since August 2017, as a director since March 2017, and from March 2017 to July 2017, as chairman of the audit committee. Mr. Nelson previously served as: a director of New York REIT, Inc., a publicly traded real estate investment trust, from November 2015 to June 2017; a director and member of the compensation, governance and strategic alternatives committees of Voltari Corporation, a commercial real estate company controlled by Mr. Icahn, from June 2011 through September 2015 (and, from January 2012 through September 2015, served as chairman of its Board of Directors); a director of VII Peaks Co-Optivist Income BDC II, Inc., an externally managed, closed-end management investment company, from November 2013 through August 2014; a director of Ubiquity Broadcasting Corporation, a vertically integrated, technology-focused media company, from April 2014 to August 2014; a director and member of the audit committee of Tropicana Entertainment Inc. from March 2010 to May 2014; a director and member of the Governance and Nominating Committee of SITO Mobile, Ltd., a technology-based mobile solutions provider serving businesses, advertisers and brands, from May 2013 to April 2014; a director and member of the audit committee of Take Two Interactive Software, Inc., a publisher, developer, and distributor of video games and video game peripherals in which Mr. Icahn previously held an interest through the ownership of securities, from April 2010 through November 2013; a director and as chairman of the audit committee of the board of directors of Cequel Communications, an owner and operator of a large cable television system, from April 2008 to November 2012; and a director and chairman of the audit committee of Viskase Companies, Inc. from April 2003 through April 2010.
Mr. Nelson brings to his service as a director his significant experience and leadership roles serving as chief executive officer, director and chairman of the audit committee of various companies.
Jack G. Wasserman has served as a director of Icahn Enterprises' general partner, Icahn Enterprises GP, since December 1993 and is the Chairman of our audit committee. Mr. Wasserman has been a director of Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, a company controlled by Mr. Icahn, since December 1998. Mr. Wasserman has served Icahn Enterprises’ subsidiaries as a director of IEH Auto Parts LLC since June 2015 and as a director and member of the audit committee of Trump Entertainment Resorts, Inc. since February 2016.  Mr. Wasserman has been engaged in the practice of law as a sole practitioner, since September 2001. Mr. Wasserman previously served as: a director of Wendy's, a franchisor of the Wendy's restaurant system,  as the chairman of the ERISA committee of Wendy’s and as a member of the audit and compensation committees of Wendy's, from March 2004 to June 2015; a director and chairman of the audit committee of American Entertainment Properties Corp. a subsidiary of Icahn Enterprises, from December 2003 to March 2013; and a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm, and its predecessors, from 1966 until 2001. He is a current and past director of numerous not-for-profit organizations. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida and the District of Columbia.
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
Audit Committee Report
The audit committee has confirmed that: (1) the audit committee reviewed and discussed our audited financial statements for the year ended December 31, 2017 with management; (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU§380); (3) the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1; and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the board of directors that our audited financial statements for the year ended December 31, 2017 be included in this Report.
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
NASDAQ Corporate Governance Compliance
Pursuant to Rule 5615(a)(4)(J) of the NASDAQ corporate governance requirements, in the event that an executive officer of Icahn Enterprises' or Icahn Enterprises Holdings', or a person performing an equivalent role, becomes aware of any noncompliance with NASDAQ's corporate governance requirements, he or she is required to provide prompt notice to NASDAQ of such noncompliance. As of March 1, 2018, we believe that we are compliant with NASDAQ's corporate governance requirements.
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
Compensation Discussion and Analysis
The following section provides an overview and analysis of our compensation programs, the compensation decisions we have made under those programs, and the factors we considered in making those decisions. Later in this section, under the heading “Additional Information Regarding Executive Compensation,” we provide a table containing specific information about the compensation earned by the following individuals in 2017, whom we refer to as our named executive officers:

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
Overview of Compensation Program
Throughout this narrative discussion and in the accompanying table, we refer to our named executive officers. The key compensation package provided to our named executive officers consists of (i) base salary, (ii) incentive compensation and (iii) other benefits. The key compensation provided to our named executive officers for 2017 consisted of salary and bonuses. See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for the compensation received by each of our named executive officers for 2017. Executive compensation levels and bonuses are established based upon the recommendation of our chairman, which are discussed with members of the board. The board of directors does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.
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
Allocation of Compensation
There is no pre-established policy or target for the allocation of compensation. As we are a limited partnership and a controlled entity, under the NASDAQ listing rules, our status as a MLP exempts us from certain corporate governance rules, including the requirement to maintain a compensation committee. In 2017, the total compensation granted to named executive officers was in the form of cash compensation.
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
See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for detailed information on the compensation received by each of our named executive officers for 2017.
Bonus
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
For 2017, Messrs. Cozza, Cho and Reck received discretionary bonuses of $4,000,000, $1,400,000 and $215,000, respectively.
401(k) Plan and Other Benefits
For 2017, Messrs. Cozza, Cho and Reck were our only named executive officers participating in our qualified Icahn Enterprises Holdings 401(k) Plan (the "401(k) Plan"), and thus received matching contributions for 2017. The matching contributions for the respective named executive officer in 2017 are disclosed in our Summary Compensation Table under “All Other Compensation” and in the related footnote. Mr. Icahn was our only named executive who did not participate in the 401(k) Plan for 2017. Our 401(k) Plan helps employees save and prepare financially for retirement.
The 401(k) Plan allows employees to contribute up to 50% of their eligible compensation, up to the limits imposed by the Internal Revenue Code, as amended, on a pre-tax basis. We currently match, within prescribed limits, 50% of eligible employees' contributions up to 6.25% of their eligible compensation. Participants choose to invest their account balances from an array of investment options as selected by plan fiduciaries from time to time. The 401(k) Plan provides distributions in a lump sum. Under certain circumstances, loans and withdrawals are permitted.

All of our named executive officers are entitled to receive medical, dental, life insurance and PTO benefits that are offered to all of our employees and are designed to enable us to attract and retain our workforce in a competitive environment. Health and PTO benefits help ensure that we have a productive and focused workforce.
Perquisites
The total value of all perquisites and personal benefits (exclusive of 401(k) Plan matching contributions) provided to each of our named executive officers for 2017, 2016 and 2015 was less than $10,000 per person, except for Mr. Icahn, for whom perquisites and other benefits are identified in the Summary Compensation Table under the “All Other Compensation” column and in related footnotes.
CEO Pay Ratio
Our Chief Executive Officer to median employee pay ratio is calculated in accordance with Regulation S-K. To determine our Chief Executive Officer pay ratio and our median employee, we utilized data as of December 31, 2017 (the "Determination Date"). As of the Determination Date, we and our consolidated subsidiaries employed approximately 89,000 full-time, part-time, temporary and seasonal employees, of which approximately 51% were employed internationally. From this population of employees, as permitted by Regulation S-K, we excluded a total of 543 employees of certain subsidiaries acquired during 2017 as well as excluded all employees (totaling 2,746 employees) located in the following countries, which represented approximately 3.1% of our total employee population:

Country	Number of Employees
Brazil	2,451
Philippines	205
Canada	90
We identified the median employee by examining the 2017 total cash compensation for all individuals, excluding our Chief Executive Officer, who were employed by us on the Determination Date. We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees or other forms of non-cash compensation. We included all employees, except as disclosed above, whether employed on a full-time, part-time, temporary or seasonal basis. We did not utilize any sampling methods and we did not make any assumptions, adjustments, or estimates with respect to total cash compensation, except to annualize full-time and part-time employees who were hired during 2017 and to translate any compensation measured in a foreign currency to U.S. Dollars.
After identifying the median employee based on total cash compensation, we calculated the total annual compensation for such employee using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table below. The median employee's total annual compensation for 2017 was $25,281. Our Chief Executive Officer's total annual compensation for 2017 was $5,522,144. The ratio of our Chief Executive Officer's total annual compensation to our median employee's total annual compensation for 2017 was 218:1.
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
William A. Leidesdorf
James L. Nelson
Jack G. Wasserman

Compensation Committee Interlocks and Insider Participation
During 2017, our entire board of directors, including Mr. Icahn, participated in deliberations concerning executive compensation. During 2017, none of our executive officers served on the compensation committee (or equivalent), or the board of directors of another entity whose executive officer(s) served on our board of directors.
Additional Information Regarding Executive Compensation
The following table sets forth information in respect of the compensation earned for services to us and/or our subsidiaries by each of our named executive officers for 2017.
Summary Compensation Table

	Annual Compensation(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Carl C. Icahn(2) Chairman of the Board	2017	1	—	102,547	(3)	102,548
	2016	1	—	104,910	(3)	104,911
	2015	1	—	138,182	(3)	138,183

Keith Cozza(4) President and Chief Executive Officer	2017	1,511,582	4,000,000	10,562	(3)	5,522,144
	2016	1,557,736	2,500,000	10,779	(3)	4,068,515
	2015	1,569,498	2,500,000	10,466	(3)	4,079,964

SungHwan Cho (5) Chief Financial Officer	2017	840,023	1,400,000	10,562	(3)	2,250,585
	2016	822,616	1,200,000	10,779	(3)	2,033,395
	2015	649,267	1,200,000	10,562	(3)	1,859,829

Peter Reck (6) Chief Accounting Officer	2017	316,395	215,000	9,742	(3)	541,137
	2016	300,000	215,000	9,774	(3)	524,774
	2015	301,154	215,000	9,801	(3)	525,955

(1)
Pursuant to applicable regulations, certain columns of the Summary Compensation Table have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, any of our subsidiaries or by Icahn Enterprises GP, which was subsequently reimbursed by us, required to be reported in those columns.

(2)
The salary indicated above represents compensation paid to Mr. Icahn in each of 2017, 2016 and 2015 for his services as Chief Executive Officer of our subsidiary, Icahn Capital LP, and of the general partners of the Investment Funds. Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP and as Chairman and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds for which he currently receives an annual base salary of $1 per annum. Mr. Icahn does not receive director fees from us.

(3)
Represents other compensation paid to the following named executive officers: (i) Carl C. Icahn, $20,107, $20,107 and $18,719, in medical and dental benefits for 2017, 2016 and 2015, respectively; $955 in life insurance paid by us for each of 2017, 2016 and 2015; and in his capacity as the Chairman of the board of directors of Federal-Mogul, $81,485, $83,848 and $118,508 representing the incremental cost of Mr. Icahn's personal use of Federal-Mogul's corporate aircraft for 2017, 2016 and 2015, respectively. Mr. Icahn received no fees or compensation from Federal-Mogul for 2017, 2016 and 2015 other than the use of the corporate aircraft as discussed above. The calculation of incremental cost for the personal use of Federal-Mogul's corporate aircraft includes the variable costs incurred as a result of personal flight activity, which are comprised of a portion of ongoing maintenance and repairs, aircraft fuel, airport fees, catering, and fees and travel expenses for the flight crew. The use of the aircraft for personal use by Mr. Icahn was approved by the board of directors and the Compensation Committee of Federal-Mogul; (ii) Mr. Cozza, $8,281, $8,438 and $8,125 in matching contributions under our 401(k) Plan for 2017, 2016 and 2015, respectively; $1,326, $1,386 and $1,386 in medical and dental benefits paid by us for 2017, 2016 and 2015, respectively; $955 in life insurance premiums paid by us for each of 2017, 2016 and 2015; (iii) Mr. Cho, $8,281, $8,438 and $8,221 in matching contributions under our 401(k) Plan for 2017, 2016 and 2015, respectively; $1,326, $1,386 and $1,386 in medical and dental benefits paid by us for 2017, 2016 and 2015, respectively; and $955 in life insurance premiums paid by us for each of 2017, 2016 and 2015; and (iv) Mr. Reck, $8,281, $8,291 and $8,342 in matching contributions under our 401(k) Plan for 2017, 2016 and 2015, respectively; $742, $764 and $764 in medical and dental benefits paid by us for 2017, 2016 and 2015, respectively; and $719, $719 and $695 in life insurance premiums paid by us for 2017, 2016 and 2015, respectively. Mr. Icahn did not participate in the 401(k) plan during 2017, 2016 and 2015 and thus did not receive any matching contributions for those fiscal years.
(4) In addition to Mr. Cozza's role as President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings, he serves as the Chief Operating Officer of Icahn Capital and holds officer and/or director positions at certain of our other subsidiaries. During 2017, Mr. Cozza received a salary of $1,511,582 and a bonus of $4,000,000, which was determined based on various factors, including, but not limited to, overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork.
(5) During 2017, Mr. Cho received a salary of $840,023 and a bonus of $1,400,000, which was determined based on various factors, including, but not limited to overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork.
(6) During 2017, Mr. Reck received a salary of $316,395 and a bonus of $215,000 which was determined based on various factors, including, but not limited to overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork.
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
Stock Award, Option and Non-Equity Incentive Plans
Our named executive officers are not granted any stock award or awards under the 2017 Incentive Plan and do not participate in any non-equity incentive plans.
Potential Payments Upon Termination or Change in Control
We do not have any employment agreements or other arrangements pursuant to which any of our employees would have received potential payments upon termination or change in control as of December 31, 2017.
Director Compensation
The following table provides compensation information for our directors in 2017, except for Messrs. Icahn, Cho and Cozza. Compensation received by Messrs. Icahn, Cho and Cozza is included in the Summary Compensation Table. Messrs. Icahn, Cho and Cozza did not receive compensation for serving as director of the Icahn Enterprises and Icahn Enterprises Holdings.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
William A. Leidesdorf	35,000	—	35,000
James L. Nelson	35,000	—	35,000
Jack G. Wasserman	40,000	—	40,000
Each director will hold office until his successor is elected and qualified. During 2017, Messrs. Wasserman, Leidesdorf and Nelson each received $35,000 in respect of their services rendered as members of our board of directors. In addition, Mr. Wasserman received an additional $5,000 for serving as the chairman of the audit committee.
Directors receive only cash compensation, if applicable, and currently are not granted any options, units or other equity-based awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.
As of March 1, 2018, affiliates of Mr. Icahn, owned 157,898,582 of Icahn Enterprises' depositary units, or approximately 91.0% of Icahn Enterprises' outstanding depositary units. In accordance with the listing rules of NASDAQ, Icahn Enterprises' status as a limited partnership affords Icahn Enterprises an exemption from certain corporate governance requirements which includes an exemption from the requirement to have compensation and nominating committees consisting entirely of independent directors. Icahn Enterprises GP's board of directors presently consists of three independent directors and the audit committee consists entirely of independent directors.
The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP. Thus, since Mr. Icahn, through affiliates, holds approximately 91.0% of Icahn Enterprises' outstanding depositary units as of March 1, 2018, Icahn Enterprises GP will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn's consent. Moreover, under the partnership agreement, the affirmative vote of Icahn Enterprises GP and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue Icahn Enterprises in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of Icahn Enterprises Holdings, to consent to certain proposals submitted for the approval of the limited partners of Icahn Enterprises Holdings. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.
The following table provides information, as of March 1, 2018, as to the beneficial ownership of the depositary units for each director of Icahn Enterprises GP and all directors and executive officers of Icahn Enterprises GP, as a group. Except for Mr. Icahn, none of our named executive officers or directors beneficially owns more than 5% of Icahn Enterprises' depositary units.

Name of Beneficial Owner	Beneficial Ownership of Icahn Enterprises' Depositary Units		Percent of Class
Carl C. Icahn	157,898,582	(a) (b)	91.0%
Keith Cozza	2,000		*
SungHwan Cho	1,100		*
Jack G. Wasserman	862		*
James L. Nelson	1,292		*
Peter Reck	—		—%
William A. Leidesdorf	—		—%
All Directors and Executive Officers as a Group (seven persons)	157,903,836		91.0%
* Less than 1% of total outstanding depositary units of Icahn Enterprises.

(a) The foregoing is exclusive of a 1.99% ownership interest which Icahn Enterprises GP holds by virtue of its 1% general partner interest in each of us and Icahn Enterprises Holdings.
(b) The following footnotes describe Mr. Icahn's beneficial ownership of Icahn Enterprises' depositary units:

(1)
CCI Onshore LLC ("CCI Onshore") beneficially owns 36,756,475 Depositary Units. High Coast Limited Partnership ("High Coast") is the sole member of CCI Onshore. Little Meadow Corp. ("Little Meadow") is the general partner of High Coast. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn, Little Meadow and High Coast (by virtue of their relationships to CCI Onshore) may be deemed to indirectly beneficially own the Depositary Units which CCI Onshore owns. Each of Mr. Icahn, Little Meadow and High Coast disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(2)
Gascon Partners ("Gascon") beneficially owns 21,646,658 Depositary Units. Little Meadow is the managing general partner of Gascon. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Little Meadow (by virtue of their relationships to Gascon) may be deemed to indirectly beneficially own the Depositary Units which Gascon owns. Each of Mr. Icahn and Little Meadow disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(3)
High Coast beneficially owns 75,949,701 Depositary Units. Little Meadow is the general partner of High Coast. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Little Meadow (by virtue of their relationships to High Coast) may be deemed to indirectly beneficially own the Depositary Units which High Coast owns. Each of Mr. Icahn and Little Meadow disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(4)
Highcrest Investors LLC ("Highcrest") beneficially owns 17,667,329 Depositary Units. Starfire Holding Corporation ("Starfire") beneficially owns 100% of Highcrest. Carl C. Icahn beneficially owns 100% of Starfire. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Starfire (by virtue of their relationships to Highcrest) may be deemed to indirectly beneficially own the Depositary Units which Highcrest owns. Each of Mr. Icahn and Starfire disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(5)
Thornwood Associates Limited Partnership ("Thornwood") beneficially owns 5,878,419 Depositary Units. Barberry Corp. ("Barberry") is the general partner of Thornwood. Carl C. Icahn beneficially owns 100% of Barberry. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Barberry (by virtue of their relationships to Thornwood) may be deemed to indirectly beneficially own the Depositary Units which Thornwood owns. Each of Mr. Icahn and Barberry disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(6)
Does not include 12,000 Depositary Units owned by Gail Golden, the wife of Mr. Icahn. Mr. Icahn, by virtue of his relationship to Ms. Golden, may be deemed to beneficially own such Depositary Units. Mr. Icahn disclaims beneficial ownership of such Depositary Units for all purposes.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding outstanding unit option awards, and depository units available for future issuance, under the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”) as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
2017 Incentive Plan	109,925	$51.08	882,173
During the first quarter of 2017, the board of directors of the general partner of Icahn Enterprises unanimously approved and adopted the 2017 Incentive Plan, which became effective during the first quarter of 2017 subject to the approval by holders of a majority of Icahn Enterprises depositary units. The 2017 Incentive Plan permits us to issue depositary units and grant options, restricted units or other unit-based awards to all of our, and our affiliates', employees, consultants, members and partners, as well as the three non-employee directors of our general partner. One million of Icahn Enterprises' depositary units were initially available under the 2017 Incentive Plan. During the year ended December 31, 2017, Icahn Enterprises distributed 7,902 depositary units with respect to the 2017 Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Related Party Transaction Policy
Our second amended and restated agreement of limited partnership expressly permits us to enter into transactions with our general partner or any of its affiliates, including, without limitation, buying or selling properties from or to our general partner and any of its affiliates and borrowing and lending money from or to our general partner and any of its affiliates, subject to the limitations contained in our partnership agreement and the Delaware Revised Uniform Limited Partnership Act. The indentures governing our indebtedness contain certain covenants applicable to transactions with affiliates.
Related Party Transactions with Our General Partner and Its Affiliates
Mr. Icahn, in his capacity as majority unitholder, will not receive any additional benefit with respect to distributions and allocations of profits and losses not shared on a pro rata basis by all other unitholders. In addition, Mr. Icahn has confirmed to us that neither he nor any of his affiliates will receive any fees from us in consideration for services rendered in connection with non-real estate related investments by us other than as otherwise disclosed herein. We have and in the future may determine to make investments in entities in which Mr. Icahn or his affiliates also have investments. We may enter into other transactions with Mr. Icahn and his affiliates, including, without limitation, buying and selling assets from or to affiliates of Mr. Icahn and participating in joint venture investments in assets with affiliates of Mr. Icahn, whether real estate or non-real estate related. Furthermore, it should be noted that our partnership agreement provides that Icahn Enterprises GP and its affiliates are permitted to have other business interests and may engage in other business ventures of any nature whatsoever, and may compete directly or indirectly with our business. Mr. Icahn and his affiliates currently invest in assets that may be similar to those in which we may invest and Mr. Icahn and his affiliates intend to continue to do so. Pursuant to the partnership agreement, however, we will not have any right to participate therein or receive or share in any income or profits derived therefrom.
During 2017, we declared four quarterly distributions aggregating $6.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash. As a result of the above declared distributions, during 2017 we distributed an aggregate 17,644,152 of Icahn Enterprises' depositary units to those depositary unitholders who elected to receive such distributions in additional depositary units, of which an aggregate of 17,374,427 depositary units were distributed to Mr. Icahn and his affiliates. In addition, in connection with our rights offering in 2017, we distributed an additional 10,525,105 depositary units to Mr. Icahn and his affiliates during 2017. As a result, Mr. Icahn and his affiliates owned approximately 91.0% of Icahn Enterprises' outstanding depositary units as of December 31, 2017.
On February 27, 2018, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.75 per depositary unit, which will be paid on or about April 16, 2018 to depositary unitholders of record at the close of business on March 12, 2018. Depositary unitholders will have until April 5, 2018 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Mr. Icahn and his affiliates have indicated that it is their intention to continue to elect to receive the distribution in additional depositary units for the foreseeable future.
Pursuant to registration rights agreements, Mr. Icahn has certain registration rights with regard to the depositary units beneficially owned by him.
In 2017, Icahn Enterprises GP was allocated $48 million of our net income attributable to Icahn Enterprises as a result of its combined 1.99% general partner interests in us and Icahn Enterprises Holdings.
We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. Additionally, Mr. Icahn and his affiliated entities may also invest in securities in which Icahn Enterprises and its consolidated subsidiaries invest. Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), make investments in the Investment Funds. During 2017, affiliates of Mr. Icahn invested $600 million in the Investment Funds. As of December 31, 2017, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $4.4 billion, representing approximately 59% of the Investment Funds' assets under management.
Other Related Party Transactions
Icahn Capital L.P. ("Icahn Capital"), a wholly owned subsidiary of ours, paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services. During 2017, under a separate expense-sharing agreement, we have charged Icahn Affiliates $1 million for such services.
Icahn Capital pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Icahn Capital shall be allocated pro rata for such expenses in accordance with each investor's capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally when such expenses are paid. During 2017, $13 million was allocated to the Investment Funds based on this expense-sharing arrangement.
During 2017, we paid an affiliate less than $1 million for the non-exclusive use of office space.
During 2017, we paid an affiliate $1 million for the allocation of shared office expenses.
During 2017, we paid less than $1 million to XO Holdings, Inc. for telecommunication services prior to being divested by an affiliate of Icahn Enterprises GP on February 1, 2017.
During 2017, our Holding Company provided certain professional services to an Icahn affiliate for which we charged $3 million.
We and affiliates of Mr. Icahn have or had a non-controlling ownership interest in each of Hertz Global Holdings, Inc. ("Hertz"), Xerox Corporation ("Xerox"), International Automotive Components Group ("IAC Group") and Navistar, Inc. ("Navistar") during 2017.
During 2017, we and our subsidiaries had revenue from Hertz in the ordinary course of business was $17 million. Additionally, we and our subsidiaries had payments to Hertz in the ordinary course of business of $2 million.
During 2017, we and our subsidiaries had payments to Xerox in the ordinary course of business of $4 million.
During 2017, we and our subsidiaries had sales to IAC Group in the ordinary course of business of $6 million.
During 2017, we and our subsidiaries had sales to Navistar in the ordinary course of business of $14 million.
In addition to our transactions with Hertz disclosed above, in January 2018, a wholly owned subsidiary of ours entered into a Master Motor Vehicle Lease and Management Agreement with The Hertz Corporation, a subsidiary of Hertz Global Holdings, Inc. (collectively, "Hertz"), pursuant to which Hertz granted us the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, Hertz will lease the vehicles purchased by us from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of us. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement has an initial term of 18 months and is subject to automatic six month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises' audit committee.

Our Railcar segment has certain transactions with ACF Industries LLC ("ACF"), an affiliate of Mr. Icahn, under various agreements, as well as on a purchase order basis. ACF is a manufacturer and fabricator of specialty railcar parts and miscellaneous steel products. Agreements and transactions with ACF include the following:
•Railcar component purchases from ACF
•Railcar parts purchases from and sales to ACF
•Railcar purchasing and engineering services agreement with ACF
•Lease of certain intellectual property to ACF
•Railcar repair services and support for ACF
•Railcar purchases from ACF (prior to June 1, 2017)
During 2017, purchases from ACF were $6 million and revenues from ACF were less than $1 million.
Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises Holdings has a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of ours, including Federal-Mogul, CVR Energy, PSC Metals, ARI, ARL (prior to June 1, 2017), Tropicana, Viskase and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also have minority equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. During 2017, we and certain of our subsidiaries paid certain of the Insight Portfolio Group's operating expenses of $2 million.
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

During 2017, we did not pay any fees in respect of items as described above.
Affiliate Pension Obligations
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 91.0% of Icahn Enterprises' outstanding depositary units as of December 31, 2017. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As a result of our ownership of more than 80% in our subsidiaries, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Internal Revenue Code, as amended and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2017. If the plans were voluntarily terminated, they would be underfunded by approximately $424 million as of December 31, 2017. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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

Item 14. Principal Accountant Fees and Services.
We incurred $14,005,404 and $17,146,000 in audit fees and expenses from Grant Thornton LLP for 2017 and 2016, respectively. We include in the category of audit fees such services related to the audits of annual consolidated financial statements and internal controls, reviews of quarterly financial statements, reviews of reports filed with the SEC and other services, including services related to consents and registration statements filed with the SEC.
We incurred $668,325 and $583,000 in audit-related fees and expenses from Grant Thornton LLP for 2017 and 2016, respectively, relating primarily to services provided in connection with offering memorandums, potential acquisitions and dispositions and employee benefit plans. Additionally, we incurred $20,000 and $266,000 in tax-related fees and expenses from Grant Thornton LLP for 2017 and 2016, respectively.
In accordance with Icahn Enterprises' and Icahn Enterprises Holdings' Amended and Restated Audit Committee Charters adopted on March 12, 2004, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to Icahn Enterprises, Icahn Enterprises Holdings and their consolidated subsidiaries by their independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the '34 Act), all as required by applicable law or listing standards. All of the fees in 2017 and 2016 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements:
The following financial statements of Icahn Enterprises L.P., and subsidiaries, are included in Part II, Item 8 of this Report:
The following financial statements of Icahn Enterprises Holdings L.P., and subsidiaries, are included in Part II, Item 8 of this Report:
(a)(2) Financial Statement Schedules:

Page Number
Schedule I - Condensed Financial Information of Parent (Icahn Enterprises L.P.)	144
Schedule I - Condensed Financial Information of Parent (Icahn Enterprises Holdings L.P.)	148
All other financial statement schedules have been omitted because the required financial information is not applicable, immaterial or the information is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits:
The list of exhibits required by Item 601of Regulation S-K and filed as part of this Report is set forth in the Exhibit Index.

Item 16. Form 10-K Summary.
None.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
	(In millions, except unit amounts)
ASSETS
Investments in subsidiaries, net	$10,737	$7,750
Total Assets	$10,737	$7,750

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$124	$106
Debt	5,507	5,490
	5,631	5,596

Commitments and contingencies (Note 3)

Equity:
Limited partners: Depositary units: 173,564,307 and 144,741,149 units issued and outstanding at December 31, 2017 and 2016, respectively	5,341	2,448
General partner	(235)	(294)
Total equity	5,106	2,154
Total Liabilities and Equity	$10,737	$7,750

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Interest expense	$(323)	$(289)	$(289)
Loss on extinguishment of debt	(12)	—	—
Equity in earnings (loss) of subsidiaries	2,765	(839)	(905)
Net income (loss)	$2,430	$(1,128)	$(1,194)
Net income (loss) allocable to:
Limited partners	$2,382	$(1,106)	$(1,170)
General partner	48	(22)	(24)
	$2,430	$(1,128)	$(1,194)

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash flows from operating activities:
Net income (loss)	$2,430	$(1,128)	$(1,194)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred financing costs	1	1	1
Loss on extinguishment of debt	2	—	—
Equity in (income) loss of subsidiary	(2,765)	839	905
Net cash used in operating activities	(332)	(288)	(288)
Cash flows from investing activities:
Net investment in and advances from subsidiary	(204)	390	404
Net cash (used in) provided by investing activities	(204)	390	404
Cash flows from financing activities:
Partnership distributions	(81)	(103)	(116)
Partnership contributions	606	1	—
Proceeds from borrowings	2,470	—	—
Repayments of borrowings	(2,450)	—	—
Debt issuance costs	(9)	—	—
Net cash provided by (used in) financing activities	536	(102)	(116)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—

See notes to condensed financial statements.

ICAHN ENTERPRISES L.P. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation.
Icahn Enterprises, L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (''Icahn Enterprises Holdings''). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (''Icahn Enterprises GP''), our sole general partner, which is owned and controlled by Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings.  As of December 31, 2017, Icahn Enterprises Holdings is engaged in the following continuing operating businesses: Investment, Automotive, Energy, Railcar, Gaming, Metals, Mining, Food Packaging, Real Estate and Home Fashion.
For the years ended December 31, 2017, 2016 and 2015, Icahn Enterprises (paid) received $(204) million, $390 million and $404 million, respectively, for (investments in) dividends and distributions from consolidated subsidiaries.
The condensed financial statements of Icahn Enterprises should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Report.
2. Debt.
See Note 10, “Debt,” to the consolidated financial statements located in Item 8 of this Report. Icahn Enterprises' Parent company debt consists of the following:

	December 31,
	2017	2016
	(in millions)
3.500% senior unsecured notes due 2017	$—	$1,174
4.875% senior unsecured notes due 2019	—	1,271
6.000% senior unsecured notes due 2020	1,703	1,705
5.875% senior unsecured notes due 2022	1,342	1,340
6.250% senior unsecured notes due 2022	1,216	—
6.750% senior unsecured notes due 2024	498	—
6.375% senior unsecured notes due 2025	748	—
Total debt	$5,507	$5,490
3. Commitments and Contingencies.
See Note 17, “Commitments and Contingencies,” to the consolidated financial statements.

SCHEDULE I

ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
	(in millions)
ASSETS
Cash and cash equivalents	$241	$65
Other assets	85	94
Investments in subsidiaries, net	10,467	7,642
Total Assets	$10,793	$7,801
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$128	$105
Debt	5,532	5,517
	5,660	5,622

Commitments and contingencies (Note 3)

Equity:
Limited partner	5,420	2,496
General partner	(287)	(317)
Total equity	5,133	2,179
Total Liabilities and Equity	$10,793	$7,801

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Interest and dividend income	$2	$1	$—
Loss on extinguishment of debt	(1)	—	—
Equity in earnings (loss) of subsidiaries	2,739	(818)	(903)
Other income, net	41	8	28
	2,781	(809)	(875)
Interest expense	324	290	291
Selling, general and administrative	25	28	27
	349	318	318
Net income (loss)	$2,432	$(1,127)	$(1,193)
Net income (loss) allocable to:
Limited partner	$2,408	$(1,116)	$(1,181)
General partner	24	(11)	(12)
	$2,432	$(1,127)	$(1,193)

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Cash flows from operating activities:
Net income (loss)	$2,432	$(1,127)	$(1,193)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (income) loss of subsidiary	(2,739)	818	903
Loss on extinguishment of debt	1	—	—
Depreciation and amortization	3	3	2
Other, net	(39)	7	(16)
Change in operating assets and liabilities	18	(6)	(4)
Net cash used in operating activities	(324)	(305)	(308)
Cash flows from investing activities:
Net investment in subsidiaries	509	421	155
Purchase of investments	—	—	(96)
Other, net	53	—	28
Net cash provided by investing activities	562	421	87
Cash flows from financing activities:
Partnership distributions	(81)	(103)	(116)
Partner contributions	6	1	—
Proceeds from borrowings	2,470	—	—
Repayments of borrowings	(2,450)	—	—
Debt issuance costs	(7)	—	—
Net cash used in financing activities	(62)	(102)	(116)
Net change in cash and cash equivalents	176	14	(337)
Cash and cash equivalents, beginning of period	65	51	388
Cash and cash equivalents, end of period	$241	$65	$51

See notes to condensed financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation.
Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) is a limited partnership formed in Delaware on February 17, 1987. Our sole limited partner is Icahn Enterprises L.P. (“Icahn Enterprises”), a master limited partnership which owns a 99% interest in us. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP''), our sole 1% general partner, is a Delaware corporation which is owned and controlled by Carl C. Icahn. As of December 31, 2017, Icahn Enterprises Holdings is engaged in the following continuing operating businesses: Investment, Automotive, Energy, Railcar, Gaming, Metals, Mining, Food Packaging, Real Estate and Home Fashion.
For the years ended December 31, 2017, 2016 and 2015, Icahn Enterprises Holdings received $509 million, $421 million and $155 million, respectively, in dividends and distributions from consolidated subsidiaries.
The condensed financial statements of Icahn Enterprises Holdings should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Report.
2.  Debt.
See Note 10, “Debt,” to the consolidated financial statements located in Item 8 of this Report. Icahn Enterprises Holdings' Parent company debt consists of the following:

	December 31,
	2017	2016
	(in millions)
3.500% senior unsecured notes due 2017	$—	$1,174
4.875% senior unsecured notes due 2019	—	1,272
6.000% senior unsecured notes due 2020	1,704	1,706
5.875% senior unsecured notes due 2022	1,343	1,341
6.250% senior unsecured notes due 2022	1,217	—
6.750% senior unsecured notes due 2024	499	—
6.375% senior unsecured notes due 2025	749	—
Mortgages payable	20	24
Total debt	$5,532	$5,517

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
Date: March 1, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Cozza	President, Chief Executive Officer and Director	March 1, 2018
Keith Cozza

/s/SungHwan Cho	Chief Financial Officer and Director	March 1, 2018
SungHwan Cho

/s/Peter Reck	Chief Accounting Officer	March 1, 2018
Peter Reck

/s/Jack G. Wasserman	Director	March 1, 2018
Jack G. Wasserman

/s/William A. Leidesdorf	Director	March 1, 2018
William A. Leidesdorf

/s/James L. Nelson	Director	March 1, 2018
James L. Nelson

	Chairman of the Board	March 1, 2018
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
Date: March 1, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises Holdings L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Cozza	President, Chief Executive Officer and Director	March 1, 2018
Keith Cozza

/s/SungHwan Cho	Chief Financial Officer and Director	March 1, 2018
SungHwan Cho

/s/Peter Reck	Chief Accounting Officer	March 1, 2018
Peter Reck

/s/Jack G. Wasserman	Director	March 1, 2018
Jack G. Wasserman

/s/William A. Leidesdorf	Director	March 1, 2018
William A. Leidesdorf

/s/James L. Nelson	Director	March 1, 2018
James L. Nelson

	Chairman of the Board	March 1, 2018
Carl C. Icahn

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of December 30, 2015, by and among Icahn Enterprises Holdings L.P., IEP Parts Acquisition LLC and The Pep Boys - Manny, Moe and Jack (incorporated by reference to Exhibit 2.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 30, 2015).

2.2
Agreement and Plan of Merger, dated as of September 6, 2016, by and among Federal Mogul Holdings Corporation, American Entertainment Properties Corp. and IEH FM Holdings LLC (incorporated by reference to Exhibit 2.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on September 7, 2016).

2.3
Equity Asset and Purchase Agreement, dated as of December 16, 2016, by and among American Railcar Leasing LLC, American Entertainment Properties Corp., AEP Rail Corp., SMBC Rail Services LLC and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 2.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 19, 2016).

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

3.3
Second Amended and Restated Agreement of Limited Partnership of Icahn Enterprises L.P., dated August 2, 2016 (incorporated by reference to Exhibit 3.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 10-Q for the quarterly period ended June 30, 2016 (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on August 4, 2016).

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

3.7
Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated June 29, 2005 (incorporated by reference to Exhibit 3.2 to Icahn Enterprises' Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 1-9516), filed on August 9, 2005).

3.8
Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated September 17, 2007 (incorporated by reference to Exhibit 3.11 to Icahn Enterprises' Form 10-K for the year ended December 31, 2007 (SEC File No. 1-9516), filed on March 17, 2008).

4.1	Form of Transfer Application (incorporated by reference to Exhibit 4.4 to Icahn Enterprises' Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.2	Specimen Depositary Receipt (incorporated by reference to Exhibit 4.3 to Icahn Enterprises' Form 10-K for the year ended December 31, 2014 (SEC File No. 1-9516), filed on March 16, 2005).
4.3	Specimen Depositary Certificate (incorporated by reference to Exhibit 4.1 to Icahn Enterprises' Form 10-Q for the quarterly period ended June 30, 2016 (SEC File No. 1-9516), filed on August 4, 2016).
4.4	Specimen Certificate representing preferred units (incorporated by reference to Exhibit 4.9 to Icahn Enterprises' Form S-3/A (SEC File No. 33-54767), filed on February 22, 1995).
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

4.8
Indenture, dated as of August 1, 2013, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 6.000% Senior Notes Due 2020 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on August 1, 2013).

4.9
Indenture, dated as of January 29, 2014, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 5.875% Senior Notes Due 2022 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K/A (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on January 30, 2014).

4.10
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

4.11
Indenture, dated as of December 6, 2017, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 6.375% Senior Notes Due 2025 incorporated by reference to Exhibit 4.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 6, 2017).

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

10.3
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

10.4
Agreement dated as of March 31, 2011 among Icahn Enterprises L.P., Icahn Enterprises Holdings L.P. and Icahn Enterprises G.P. Inc., Icahn Onshore LP, Icahn Offshore LP and Icahn Capital LP, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Carl C. Icahn, Brett Icahn, Samuel Merksamer, David Schechter, Vincent Intrieri and David Yim (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' Form 10-Q (SEC File No. 1-9516), filed on August 9, 2011).

10.5
Contribution Agreement, dated February 29, 2016, among Icahn Enterprises L.P. and IRL Holding LLC (incorporated by reference to Exhibit 1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on March 1, 2016).

10.6
Senior Term Loan Credit Agreement, dated April 1, 2016, by and among CVR Partners, LP, as Borrower, and American Entertainment Properties Corp., as Lender (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on April 7, 2016).

10.7
Senior Term Loan Credit Agreement, dated April 1, 2016, by and among CVR Partners, LP, as Borrower, and Coffeyville Resources, LLC, as Lender (incorporated by reference to Exhibit 10.2 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on April 7, 2016).

10.8
Registration Rights Agreement, dated January 18, 2017, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on January 18, 2017).

10.9
Registration Rights Agreement, dated December 6, 2017, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 6, 2017).

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