Form 10-Q
period 2018-03-31
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2018-05-03
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 3, 2018, there were 178,183,925 of Icahn Enterprises' depositary units outstanding.

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
Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These risks and uncertainties may include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2017 and those set forth in this Report, including under the caption "Risk Factors," under Part II, Item 1A of this Report. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Cash and cash equivalents	$1,250	$1,682
Cash held at consolidated affiliated partnerships and restricted cash	643	786
Investments	8,364	10,369
Due from brokers	1,236	506
Accounts receivable, net	1,914	1,805
Inventories, net	3,497	3,261
Property, plant and equipment, net	9,733	9,701
Goodwill	1,280	1,275
Intangible assets, net	1,111	1,135
Other assets	1,470	1,281
Total Assets	$30,498	$31,801
LIABILITIES AND EQUITY
Accounts payable	$2,112	$2,064
Accrued expenses and other liabilities	1,991	1,746
Deferred tax liability	962	924
Unrealized loss on derivative contracts	972	1,275
Securities sold, not yet purchased, at fair value	299	1,023
Due to brokers	38	1,057
Post-retirement benefit liability	1,161	1,159
Debt	11,208	11,185
Total liabilities	18,743	20,433

Commitments and contingencies (Note 16)

Equity:
Limited partners: Depositary units: 173,579,378 units issued and outstanding at March 31, 2018 and 173,564,307 units issued and outstanding at December 31, 2017	5,182	5,341
General partner	(237)	(235)
Equity attributable to Icahn Enterprises	4,945	5,106
Equity attributable to non-controlling interests	6,810	6,262
Total equity	11,755	11,368
Total Liabilities and Equity	$30,498	$31,801

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:	(Unaudited)
Net sales	$4,493	$4,319
Other revenues from operations	420	475
Net income (loss) from investment activities	433	(130)
Interest and dividend income	28	29
Other income (loss), net	71	(26)
	5,445	4,667
Expenses:
Cost of goods sold	3,856	3,688
Other expenses from operations	255	254
Selling, general and administrative	656	621
Restructuring, net	2	7
Impairment	—	8
Interest expense	197	223
	4,966	4,801
Income (loss) before income tax expense	479	(134)
Income tax expense	(56)	(26)
Net income (loss)	423	(160)
Less: net income (loss) attributable to non-controlling interests	286	(142)
Net income (loss) attributable to Icahn Enterprises	$137	$(18)

Net income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$134	$(18)
General partner	3	—
	$137	$(18)

Basic income (loss) per LP unit	$0.77	$(0.12)
Basic weighted average LP units outstanding	174	149
Diluted income (loss) per LP unit	$0.77	$(0.12)
Diluted weighted average LP units outstanding	175	149
Cash distributions declared per LP unit	$1.75	$1.50

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Net income (loss)	$423	$(160)
Other comprehensive income (loss), net of tax:
Post-employment benefits	11	5
Hedge instruments	(1)	—
Translation adjustments and other	33	95
Other comprehensive income, net of tax	43	100
Comprehensive income (loss)	466	(60)
Less: Comprehensive income (loss) attributable to non-controlling interests	289	(136)
Comprehensive income attributable to Icahn Enterprises	$177	$76

Comprehensive income attributable to Icahn Enterprises allocable to:
Limited partners	$173	$74
General partner	4	2
	$177	$76

Accumulated other comprehensive loss was $1,368 million and $1,411 million at March 31, 2018 and December 31, 2017, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	$(235)	$5,341	$5,106	$6,262	$11,368
Net income	3	134	137	286	423
Other comprehensive income	1	39	40	3	43
Partnership distributions	(6)	(304)	(310)	—	(310)
Investment segment contributions	—	—	—	280	280
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(31)	(31)
Cumulative effect adjustment from adoption of accounting principle	—	(20)	(20)	—	(20)
Changes in subsidiary equity and other	—	(8)	(8)	10	2
Balance, March 31, 2018	$(237)	$5,182	$4,945	$6,810	$11,755

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	$(294)	$2,448	$2,154	$5,863	$8,017
Net loss	—	(18)	(18)	(142)	(160)
Other comprehensive income	2	92	94	6	100
Partnership distributions	(5)	(234)	(239)	—	(239)
Partnership contributions	12	600	612	—	612
Investment segment contributions	—	—	—	600	600
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(10)	(10)
Cumulative effect adjustment from adoption of accounting principle	(1)	(46)	(47)	—	(47)
Changes in subsidiary equity and other	(3)	(123)	(126)	(180)	(306)
Balance, March 31, 2017	$(289)	$2,719	$2,430	$6,137	$8,567

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$423	$(160)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net gain from securities transactions	(285)	(486)
Purchases of securities	(886)	(292)
Proceeds from sales of securities	3,130	488
Purchases to cover securities sold, not yet purchased	(690)	—
Proceeds from securities sold, not yet purchased	—	1,129
Changes in receivables and payables relating to securities transactions	(1,824)	(1,798)
Depreciation and amortization	252	248
Impairment	—	8
Equity earnings from non-consolidated affiliates	(22)	(18)
Deferred taxes	36	1
Other, net	43	48
Changes in other operating assets and liabilities	(772)	421
Net cash used in operating activities	(595)	(411)
Cash flows from investing activities:
Capital expenditures	(220)	(231)
Acquisition of businesses, net of cash acquired	(1)	(43)
Purchase of additional interests in consolidated subsidiaries	—	(252)
Proceeds from disposition of assets	17	54
Other, net	2	(1)
Net cash used in investing activities	(202)	(473)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	280	600
Partnership contributions	—	612
Proceeds from offering of subsidiary equity	6	—
Dividends and distributions to non-controlling interests in subsidiaries	(31)	(10)
Proceeds from Holding Company senior unsecured notes	—	1,195
Repayments of Holding Company senior unsecured notes	—	(1,175)
Proceeds from subsidiary borrowings	424	1,150
Repayments of subsidiary borrowings	(450)	(1,120)
Other, net	(4)	(9)
Net cash provided by financing activities	225	1,243
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(3)	9
Add back decrease in cash of assets held for sale	—	20
Net (decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	(575)	388
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	2,468	2,637
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$1,893	$3,025

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Cash and cash equivalents	$1,250	$1,682
Cash held at consolidated affiliated partnerships and restricted cash	643	786
Investments	8,364	10,369
Due from brokers	1,236	506
Accounts receivable, net	1,914	1,805
Inventories, net	3,497	3,261
Property, plant and equipment, net	9,733	9,701
Goodwill	1,280	1,275
Intangible assets, net	1,111	1,135
Other assets	1,502	1,313
Total Assets	$30,530	$31,833
LIABILITIES AND EQUITY
Accounts payable	$2,112	$2,064
Accrued expenses and other liabilities	1,991	1,746
Deferred tax liability	962	924
Unrealized loss on derivative contracts	972	1,275
Securities sold, not yet purchased, at fair value	299	1,023
Due to brokers	38	1,057
Post-retirement benefit liability	1,161	1,159
Debt	11,213	11,190
Total liabilities	18,748	20,438

Commitments and contingencies (Note 16)

Equity:
Limited partner	5,260	5,420
General partner	(288)	(287)
Equity attributable to Icahn Enterprises Holdings	4,972	5,133
Equity attributable to non-controlling interests	6,810	6,262
Total equity	11,782	11,395
Total Liabilities and Equity	$30,530	$31,833

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended March 31,
	2018	2017
Revenues:	(Unaudited)
Net sales	$4,493	$4,319
Other revenues from operations	420	475
Net income (loss) from investment activities	433	(130)
Interest and dividend income	28	29
Other income (loss), net	71	(26)
	5,445	4,667
Expenses:
Cost of goods sold	3,856	3,688
Other expenses from operations	255	254
Selling, general and administrative	656	621
Restructuring, net	2	7
Impairment	—	8
Interest expense	197	223
	4,966	4,801
Income (loss) before income tax expense	479	(134)
Income tax expense	(56)	(26)
Net income (loss)	423	(160)
Less: net income (loss) attributable to non-controlling interests	286	(142)
Net income (loss) attributable to Icahn Enterprises Holdings	$137	$(18)

Net income (loss) attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$136	$(18)
General partner	1	—
	$137	$(18)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Net income (loss)	$423	$(160)
Other comprehensive income (loss), net of tax:
Post-employment benefits	11	5
Hedge instruments	(1)	—
Translation adjustments and other	33	95
Other comprehensive income, net of tax	43	100
Comprehensive income (loss)	466	(60)
Less: Comprehensive income (loss) attributable to non-controlling interests	289	(136)
Comprehensive income attributable to Icahn Enterprises Holdings	$177	$76

Comprehensive income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$175	$75
General partner	2	1
	$177	$76

Accumulated other comprehensive loss was $1,368 million and $1,411 million at March 31, 2018 and December 31, 2017, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	$(287)	$5,420	$5,133	$6,262	$11,395
Net income	1	136	137	286	423
Other comprehensive income	1	39	40	3	43
Partnership distributions	(3)	(307)	(310)	—	(310)
Investment segment contributions	—	—	—	280	280
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(31)	(31)
Cumulative effect adjustment from adoption of accounting principle	—	(20)	(20)	—	(20)
Changes in subsidiary equity and other	—	(8)	(8)	10	2
Balance, March 31, 2018	$(288)	$5,260	$4,972	$6,810	$11,782

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	$(317)	$2,496	$2,179	$5,863	$8,042
Net loss	—	(18)	(18)	(142)	(160)
Other comprehensive income	1	93	94	6	100
Partnership distributions	(3)	(236)	(239)	—	(239)
Partnership contributions	6	606	612	—	612
Investment segment contributions	—	—	—	600	600
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(10)	(10)
Cumulative effect adjustment from adoption of accounting principle	—	(47)	(47)	—	(47)
Changes in subsidiary equity and other	(2)	(124)	(126)	(180)	(306)
Balance, March 31, 2017	$(315)	$2,770	$2,455	$6,137	$8,592

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$423	$(160)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net gain from securities transactions	(285)	(486)
Purchases of securities	(886)	(292)
Proceeds from sales of securities	3,130	488
Purchases to cover securities sold, not yet purchased	(690)	—
Proceeds from securities sold, not yet purchased	—	1,129
Changes in receivables and payables relating to securities transactions	(1,824)	(1,798)
Depreciation and amortization	252	248
Impairment	—	8
Equity earnings from non-consolidated affiliates	(22)	(18)
Deferred taxes	36	1
Other, net	43	48
Changes in operating assets and liabilities	(772)	421
Net cash used in operating activities	(595)	(411)
Cash flows from investing activities:
Capital expenditures	(220)	(231)
Acquisition of businesses, net of cash acquired	(1)	(43)
Purchase of additional interests in consolidated subsidiaries	—	(252)
Proceeds from disposition of assets	17	54
Other, net	2	(1)
Net cash used in investing activities	(202)	(473)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	280	600
Partnership contributions	—	612
Proceeds from offering of subsidiary equity	6	—
Dividends and distributions to non-controlling interests in subsidiaries	(31)	(10)
Proceeds from Holding Company senior unsecured notes	—	1,195
Repayments of Holding Company senior unsecured notes	—	(1,175)
Proceeds from subsidiary borrowings	424	1,150
Repayments of subsidiary borrowings	(450)	(1,120)
Other, net	(4)	(9)
Net cash provided by financing activities	225	1,243
Effect of exchange rate changes on cash and cash equivalents	(3)	9
Add back decrease in cash of assets held for sale	—	20
Net (decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	(575)	388
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	2,468	2,637
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$1,893	$3,025

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business.
Overview
Icahn Enterprises L.P. ("Icahn Enterprises") owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. ("Icahn Enterprises Holdings"). Icahn Enterprises G.P. Inc. ("Icahn Enterprises GP"), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2018. Icahn Enterprises Holdings and its subsidiaries own substantially all of the assets and liabilities of Icahn Enterprises and conduct substantially all of its operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to allocations of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises, as well as due to the carrying amount of deferred financing costs related to our senior unsecured notes. In addition to the above, Mr. Icahn and his affiliates owned approximately 91.0% of Icahn Enterprises' outstanding depositary units as of March 31, 2018.
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
Investment
Our Investment segment is comprised of various private investment funds ("Investment Funds") in which we have general partner interests and through which we invest our proprietary capital. We and certain of Mr. Icahn's wholly owned affiliates are the only investors in the Investment Funds. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $3.2 billion and $3.0 billion as of March 31, 2018 and December 31, 2017, respectively.
Automotive
We conduct our Automotive segment through our wholly owned subsidiaries Federal-Mogul LLC ("Federal-Mogul") and Icahn Automotive Group LLC ("Icahn Automotive"). During January 2017, we increased our ownership in Federal-Mogul from 82.0% to 100% for an aggregate purchase price of $305 million. In April 2018, we announced a definitive agreement to sell Federal-Mogul. Refer to Note 18, "Subsequent Events," for further discussion.
Federal-Mogul is engaged in the manufacture and distribution of automotive parts. Icahn Automotive is engaged in the distribution of automotive parts in the aftermarket as well as providing automotive services to its customers.
Energy
We conduct our Energy segment through our majority ownership in CVR Energy, Inc. ("CVR Energy"). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining L.P. ("CVR Refining") and CVR Partners L.P. ("CVR Partners"), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. As of March 31, 2018, CVR Energy owned 100% of each of the general partners of CVR Refining and CVR Partners and approximately 66% and 34% of the common units of CVR Refining and CVR Partners, respectively.
As of March 31, 2018, we owned approximately 82.0% of the total outstanding common stock of CVR Energy. In addition, as of March 31, 2018, we directly owned approximately 3.9% of the total outstanding common units of CVR Refining.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Railcar
We conduct our Railcar segment through our majority ownership in American Railcar Industries, Inc. ("ARI") and, prior to its sale on June 1, 2017, our wholly owned subsidiary American Railcar Leasing, LLC ("ARL"). As of March 31, 2018, we owned approximately 62.2% of the total outstanding common stock of ARI.
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
Gaming
We conduct our Gaming segment through our majority ownership in Tropicana Entertainment Inc. ("Tropicana") and our wholly owned subsidiary Trump Entertainment Resorts Inc. ("TER"). As of March 31, 2018, we owned approximately 83.9% of the total outstanding common stock of Tropicana. In April 2018, we announced a definitive agreement to sell Tropicana. Refer to Note 18, "Subsequent Events," for further discussion.
Tropicana is an owner and operator of regional casino and entertainment properties located in the United States and one hotel, timeshare and casino resort located on the island of Aruba. TER owned the Trump Taj Mahal Casino Resort, which closed in October 2016, and was subsequently sold on March 31, 2017. TER also owns Trump Plaza Hotel and Casino, which ceased operations in September 2014, prior to our obtaining a controlling interest in TER.
Metals
We conduct our Metals segment through our indirect wholly owned subsidiary PSC Metals, Inc. (“PSC Metals”). PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers.
Mining
We conduct our Mining segment through our majority ownership in Ferrous Resources Ltd. ("Ferrous Resources"). As of March 31, 2018, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources. Ferrous Resources acquired certain rights to iron ore mineral resources in Brazil and develops mining operations and related infrastructure to produce and sell iron ore products to the global steel industry.
Food Packaging
We conduct our Food Packaging segment through our majority ownership in Viskase Companies, Inc. ("Viskase"). During January 2018, Viskase received $50 million in connection with its common stock rights offering. In connection with this rights offering, we fully exercised our subscription rights under our basic and over subscription privileges to purchase additional shares of Viskase common stock, thereby increasing our ownership of Viskase from 74.6% to 78.6%, for an aggregate additional investment of $44 million.
Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products.
Real Estate
Our Real Estate operations consist of rental real estate, property development and associated club activities. Our rental real estate operations consist primarily of office and industrial properties leased to single corporate tenants. Our property development operations are run primarily through a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our property development locations also operate golf and club operations.
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
As discussed in Note 18, "Subsequent Events," in April 2018, we announced definitive agreements to sell Federal-Mogul and Tropicana. Following the closing of our contemplated sale of Federal-Mogul, it is likely that we would be considered an investment company but for an exemption under the '40 Act that would provide us up to one year to take steps to avoid becoming classified as an investment company. We expect to take steps to avoid becoming classified as an investment company during this exemption period, but no assurance can be made that we will successfully be able to take the steps necessary to avoid becoming classified as an investment company.
The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature.
Principles of Consolidation
As of March 31, 2018, our condensed consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to variable interest entities ("VIEs") in which we are the primary beneficiary. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights, which are the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners, held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs.
Except for our Investment segment, for those investments in which we own 50% or less but greater than 20%, we generally account for such investments using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method.
Reclassifications
In connection with our adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-18, Restricted Cash, as discussed below, we decreased our net cash used in operating activities for the three months ended March 31, 2017 by $203 million.
In connection with our adoption of FASB ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as discussed below, we decreased our cost of goods sold and selling, general and administrative by $4 million and $6 million, respectively, and decreased other income, net by $10 million for the three months ended March 31, 2017.
In addition, certain other reclassifications from the prior year presentation have been made to conform to the current year presentation, which did not have an impact on previously reported net income and equity and are not deemed material.
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

	March 31, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$168	$223
Cash held at consolidated affiliated partnerships and restricted cash	587	734
Investments	7,601	9,615
Due from brokers	1,236	506
Property, plant and equipment, net	3,146	3,191
Inventories, net	424	385
Intangible assets, net	293	298
Other assets	155	48
Accounts payable, accrued expenses and other liabilities	1,439	1,816
Securities sold, not yet purchased, at fair value	299	1,023
Due to brokers	38	1,057
Debt	1,167	1,166
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
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of March 31, 2018 was approximately $11.2 billion and $11.5 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2017 was approximately $11.2 billion and $11.5 billion, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Cash Flow
Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.
Restricted Cash
Our restricted cash balance was $351 million and $594 million as of March 31, 2018 and December 31, 2017, respectively.
Accounts Receivable Factoring
Transfers of receivables relate primarily to our Automotive segment. Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Canada and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $674 million and $641 million as of March 31, 2018 and December 31, 2017, respectively. Of those gross amounts, $668 million and $635 million, respectively, qualify as sales in accordance with U.S. GAAP. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the condensed consolidated balance sheets within accounts receivable, net and debt. Under the terms of these facilities, Federal-Mogul is not obligated to draw cash immediately upon the transfer of accounts receivable. As of March 31, 2018 and December 31, 2017, Federal-Mogul did not have any undrawn cash related to such transferred receivables.
Proceeds from the transfers of accounts receivable qualifying as sales were approximately $491 million and $474 million for the three months ended March 31, 2018 and 2017, respectively. Expenses associated with transfers of receivables were $5 million and $4 million for the three months ended March 31, 2018 and 2017, respectively. Such expenses were recorded in the condensed consolidated statements of operations within other income (loss), net. Where Federal-Mogul receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.
Revenue From Contracts With Customers and Contract Balances
As discussed below, on January 1, 2018, we adopted FASB ASC Topic 606, Revenue from Contracts with Customers. Due to the nature of our business, we derive revenue from various sources in various industries. Investment segment and Holding Company revenues are not in scope of FASB ASC Topic 606. Railcar leasing and Real Estate leasing revenues are also not in scope of FASB ASC Topic 606. The following is a summary of our revenue recognition that is in scope of FASB ASC Topic 606 for certain of our reporting segments. In addition, we present disaggregated revenue information in Note 12, "Segment Reporting."
Automotive
Revenue:   Our Automotive segment revenue from sales is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. Our Automotive segment recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Automotive service revenues are recognized on completion of the service and consist of the labor charged for installing products or maintaining or repairing vehicles. Automotive services labor revenues are included in other revenues from operations in our condensed consolidated statements of operations, however, the sale of any installed parts or materials related to automotive services are included in net sales. Our Automotive segment recognizes revenues from extended warranties offered to its customers on tires its sells, including lifetime warranties for road hazard assistance and 3 and 5-year plans for alignments, which it receives payment upfront. Revenues from extended warranties are recognized over the term of the warranty contract with the satisfaction of its performance obligations measured using the output method. Our Automotive segment recognizes revenues from franchise fees, which it receives payment upfront, and franchise royalties, for which it receives payment over time. Revenues from upfront franchise fees are recognized at the time the store opens, as that is when our Automotive segment's performance obligations are deemed complete, and revenues from franchise royalties are recognized in the period in which royalties are earned, generally based on a percentage of franchise sales.
Contract balances:   Our Automotive segment has contract assets that primarily relate to its rights to consideration for work completed but not billed at the reporting date for production parts. The contract assets are reclassified into accounts receivable when the rights to receive payment become unconditional. Our Automotive segment has determined that the value of contract assets is immaterial. Our Automotive segment has deferred revenue with respect to extended warranty plans of $30 million and $29 million as of March 31, 2018 and January 1, 2018, respectively, which are included in accrued expense and other liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2018, our Automotive

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

segment recorded revenue of $4 million with respect to deferred revenue outstanding as of January 1, 2018. For deferred revenue outstanding as of March 31, 2018, our Automotive segment expects to recognize approximately $15 million in 2019 and thereafter.
Energy
Revenue: Our Energy segment revenues from the sale of petroleum products are recorded upon delivery of the products to customers, which is the point at which title is transferred and the customer has assumed the risk of loss. This generally takes place as product passes into the pipeline, as a product transfer order occurs within a pipeline system, or as product enters equipment or locations supplied or designated by the customer. For our Energy segment's nitrogen fertilizer products sold, revenues are recorded at the point in time at which the customer obtains control of the product, which is generally upon delivery acceptance by the customer. Nitrogen fertilizer products are sold on a wholesale basis under a contract or by purchase order. Excise and other taxes collected from customers and remitted to governmental authorities by our Energy segment are not included in reported revenues.
Many of the petroleum business' contracts have index-based pricing which is considered variable consideration that should be estimated in determining the transaction price. Our Energy segment determined that it does not need to estimate the variable consideration because the uncertainty related to the consideration is resolved on the pricing date or the date when the product is delivered. The nitrogen fertilizer business has an immaterial amount of variable consideration for contracts with an original duration of less than a year. A small portion of the nitrogen fertilizer partnership's revenue includes contracts extending beyond one year and contain variable pricing in which the majority of the variability is attributed to the market-based pricing. The nitrogen fertilizer business' contracts do not contain a significant financing component.
Our Energy segment has elected to not disclose the amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of less than one year. Our Energy segment has elected to not disclose variable consideration allocated to wholly unsatisfied performance obligations that are based on market prices that have not yet been determined.
Contract balances:   Our Energy segment's deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $24 million and $34 million as of March 31, 2018 and December 31, 2017, respectively, which is included in accrued expense and other liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2018, our Energy segment recorded revenue of $12 million with respect to deferred revenue outstanding as of January 1, 2018. For deferred revenue outstanding as of March 31, 2018, our Energy segment expects to recognize approximately $13 million of revenue in 2019 and thereafter.
Railcar
Revenue: Revenues from manufactured railcar sales are recognized following completion of manufacturing, inspection, customer acceptance and title transfer, which is when the risk for any damage or loss with respect to the railcars passes to the customer, in accordance with our Railcar segment's contractual terms. Revenues from railcar and industrial components are recorded at the time of product shipment, in accordance with our Railcar segment's contractual terms. Revenues from railcar maintenance services are recognized upon completion and shipment of railcars from our Railcar segment's plants. Our Railcar segment does not currently bundle railcar service contracts with new railcar sales. Revenues from engineering and field services are recognized as performed.
As of March 31, 2018, our Railcar segment had $279 million of remaining performance obligations for contractual commitments from customers for which work is partially completed. Our Railcar segment expects to recognize approximately $159 million of these performance obligations as revenue over the next twelve months and an additional $120 million thereafter. There was no revenue recognized for the three months ended March 31, 2018 from performance obligations satisfied, or partially satisfied, in previous periods due to the adoption of FASB ASC Topic 606.
Contract balances:  ARI bills its customers once services have been rendered or products have been delivered and ARI has an unconditional right to consideration as only the passage of time is required before payment of that consideration is due. The contract assets that ARI maintains are related to unbilled revenues recognized on repair services that have been performed but the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. Contract liabilities

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

represent deferred revenue related to railcar manufacturing and repair services. Our Railcar segment has determined that the value of contract assets and liabilities are immaterial.
Gaming
Revenue: Our Gaming segment revenues from contracts with customers consist primarily of gaming wagers, hotel room sales, food and beverage transactions, and sales of other retail goods and services. Casino revenue represents the difference between wins and losses from gaming activities. Tropicana applies a practical expedient by accounting for gaming contracts on a portfolio basis, rather than as individual contracts, as gaming wagers have similar characteristics and Tropicana reasonably expects the effects on the condensed consolidated financial statements will not differ materially from what which would result if applying the revenue recognition standard to each individual wagering transaction. Room, food and beverage and other casino related revenues are recognized at the time the goods or services are provided, and are reported net of any sales, use and other applicable taxes that are collected by Tropicana at the point of sale. Revenues are recorded net of any taxes collected. The majority of Tropicana's casino revenue is counted in the form of cash and chips and, therefore, is not subject to any significant or complex estimation. The retail value of rooms, food and beverage and other services provided to customers through our loyalty programs on a complimentary basis is included in gross revenues when the incentive is redeemed. Tropicana rewards customers, through the use of bonus programs, with points based on amounts wagered that can be redeemed for a specified period of time, principally for complimentary play, and also for goods or services such as rooms, food and beverages, depending upon the property. Certain revenue with respect to loyalty programs are deferred until redeemed by customers, which are not material to our condensed consolidated financial statements.
Adoption of New Accounting Standards
Revenue Accounting Standards Updates
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 and 2017 to FASB ASC Topic 606 that include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. We adopted these new standards on January 1, 2018 using the modified retrospective application method which required a cumulative effect adjustment recognized in equity at such date. The standard has been applied to all contracts at the date of initial application. No adjustment to revenue for periods prior to adoption were required. We have not identified any material differences in our revenue recognition methods that required modification under the new standards. Additionally, our internal control framework did not materially change as a result of the adoption of these new standards. The impact of adopting these new standards on our condensed consolidated financial statements is a cumulative effect adjustment to decrease our equity attributable to Icahn Enterprises and Icahn Enterprises Holdings as of January 1, 2018 by $20 million, primarily relating to our Automotive segment.
As of January 1, 2018, our Automotive segment increased each of inventories, net and accrued expenses and other liabilities by $26 million for product returns to reflect the value of inventory to be returned and to record a liability. Previously, product returns were recorded as a reduction to revenue. In addition, our Automotive segment increased accrued expenses and other liabilities by $30 million and decreased deferred tax liabilities by $7 million for certain extended warranties to reflect the revenues from these plans as deferred revenue. Previously, revenues from these plans were recognized upfront. Our Automotive segment also recognizes revenue from the sale of goods on a drop ship basis. Previously, revenues from these transactions were recognized gross. For the three months ended March 31, 2018, net sales and costs of goods sold would have been $18 million and $17 million higher, respectively, under prior accounting principles.
As of January 1, 2018, our Energy segment increased each of accounts receivable, net and accrued expenses and other liabilities by $21 million for customer prepayments prior to delivery and to gross up certain fees collected from customers to reflect a receivable and deferred revenue recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional. Previously, deferred revenue was recorded by our Energy segment upon customer prepayment.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition to the above, we increased assets by an aggregate $6 million and increased liabilities by $3 million as of January 1, 2018. For the three months ended March 31, 2018, the impact on revenues would have been immaterial under prior accounting principles.
Other Accounting Standards Updates
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall, which amends FASB ASC Topic 825, Financial Instruments. This ASU requires that equity investments (except those accounted for under the equity method of accounting or those that result in the consolidation of the investee) to be measured at fair value with changes recognized in earnings. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. In addition, there were other amendments to certain disclosure and presentation matters pertaining to financial instruments, including the requirement of an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this new standard on January 1, 2018 using the modified retrospective application method which required a cumulative effect adjustment recognized in equity at such date. The amendments related to equity securities without readily determinable fair values were applied prospectively to equity investments that existed as of the date of adoption. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends FASB ASC Topic 230, Statement of Cash Flows. This ASU seeks to reduce the diversity currently in practice by providing guidance on the presentation of eight specific cash flow issues in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this standard on January 1, 2018 using the retrospective application method. The adoption of this standard did not have a material impact on our condensed consolidated statements of cash flows.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amends FASB ASC Topic 230, Statement of Cash Flows. This ASU requires that the statement of cash flows explain the change during the period total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have adopted this standard on January 1, 2018 using the retrospective application method. The impact of adopting this new standard is discussed above under "Reclassifications."
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends FASB ASC Topic 715, Compensation - Retirement Benefits. This ASU requires entities to present the service cost component of net periodic benefit cost in the same line item or items in the financial statements as other compensation costs arising from services rendered by the pertinent employees during the period. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this standard on January 1, 2018 using the retrospective application method. The impact of adopting this new standard is discussed above under "Reclassifications."
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which amends FASB ASC Topic 718, Compensation - Stock Compensation. This ASU provides updated guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this standard on January 1, 2018 which has been applied prospectively and which did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases. This ASU requires the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. In addition, among other changes to the accounting for leases, this ASU retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. Furthermore, quantification and qualitative disclosures, including disclosures regarding significant judgments made by management, will be required. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this ASU should be applied using a modified retrospective approach. Early application is permitted. We believe the most significant impact will relate to the recognition of right-of-use assets and lease liabilities on our condensed consolidated balance sheets for long-term operating leases. We

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

anticipate our assessment and implementation plan to be ongoing during the remainder of 2018 and continue to evaluate the impact of this standard on our condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which amends FASB ASC Topic 326, Financial Instruments - Credit Losses. This ASU requires financial assets measured at amortized cost to be presented at the net amount to be collected and broadens the information, including forecasted information incorporating more timely information, that an entity must consider in developing its expected credit loss estimate for assets measured. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Targeting Improvements to Accounting for Hedging Activities, which amends FASB ASC Topic 815, Derivatives and Hedging. This ASU includes amendments to existing guidance to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends FASB ASC Topic 220, Income Statement - Reporting Comprehensive Income. This ASU allows a reclassification out of accumulated other comprehensive loss within equity for standard tax effects resulting from the Tax Cuts and Jobs Act and consequently, eliminates the stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

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
Investment Funds
During the three months ended March 31, 2018 and 2017, Mr. Icahn and his affiliates (excluding us) invested $280 million and $600 million, respectively, in the Investment Funds, net of redemptions. As of March 31, 2018 and December 31, 2017, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.9 billion and $4.4 billion, respectively, representing approximately 60% and 59% of the Investment Funds' assets under management as of each respective date.
We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended March 31, 2018 and 2017, $1 million and $2 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
Hertz Global Holdings, Inc.
As discussed in Note 4, "Investments and Related Matters," the Investment Funds have an investment in the common stock of Hertz Global Holdings, Inc. ("Hertz") measured at fair value that would have otherwise been subject to the equity method of accounting. Icahn Automotive provides services to Hertz in the ordinary course of business. For the three months ended March 31, 2018, revenue from Hertz was $6 million. Additionally, Federal-Mogul had payments to Hertz in the ordinary course of business of $1 million for the three months ended March 31, 2018.
In addition to our transactions with Hertz disclosed above, in January 2018, a wholly owned subsidiary of ours entered into a Master Motor Vehicle Lease and Management Agreement with The Hertz Corporation, a subsidiary of Hertz Global Holdings, Inc. (collectively, "Hertz"), pursuant to which Hertz granted us the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, Hertz will lease the vehicles purchased by us from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of us. Additionally, Hertz will rent the leased vehicles to transportation

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

network company drivers from rental counters within locations leased or owned by us. This agreement has an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises' audit committee. Transactions with Hertz in accordance with this agreement were immaterial for the three months ended March 31, 2018.
ACF Industries, Inc.
Our Railcar segment has certain transactions with ACF Industries LLC ("ACF"), an affiliate of Mr. Icahn, under various agreements, as well as on a purchase order basis. ACF is a manufacturer and fabricator of specialty railcar parts and miscellaneous steel products. Agreements and transactions with ACF include the following:
•Railcar component purchases from ACF
•Railcar parts purchases from and sales to ACF
•Railcar purchasing and engineering services agreement with ACF
•Lease of certain intellectual property to ACF
•Railcar repair services and support for ACF
•Railcar purchases from ACF (prior to June 1, 2017)
Purchases from ACF were $1 million and $2 million for the three months ended March 31, 2018 and 2017, respectively. For each of the three months ended March 31, 2018 and 2017, revenues from ACF were not material.
Insight Portfolio Group LLC
Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises Holdings has a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of ours, including Federal-Mogul, CVR Energy, PSC Metals, ARI, ARL (prior to June 1, 2017), Tropicana, Viskase and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also have minority equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. For each of the three months ended March 31, 2018 and 2017, we and certain of our subsidiaries paid certain of Insight Portfolio Group's operating expenses of $2 million and $1 million, respectively, in respect to certain of Insight Portfolio Group's operating expenses.

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

	March 31, 2018	December 31, 2017
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$705	$1,170
Consumer, non-cyclical	2,628	2,551
Consumer, cyclical	1,261	777
Energy	1,453	1,489
Financial	149	2,185
Technology	956	833
Other	208	372
	7,360	9,377
Corporate debt securities	158	155
	$7,518	$9,532
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$86	$101
Consumer, cyclical	127	667
Energy	—	110
Industrial	68	110
	281	988
Corporate debt securities	18	35
	$299	$1,023
The portion of trading gains that relates to trading securities still held by our Investment segment was $175 million and $444 million for the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, the Investment Funds owned approximately 28.0% of the outstanding common stock of Hertz. Our Investment segment recorded net losses of $52 million and $94 million for the three months ended March 31, 2018 and 2017, respectively, with respect to its investment in Hertz. As of March 31, 2018 and December 31, 2017, the aggregate fair value of our Investment segment's investment in Hertz was $465 million and $517 million, respectively.
The Investment Funds also owned approximately 20.9% of the outstanding common stock of Herbalife Ltd. ("Herbalife") as of March 31, 2018. Our Investment segment recorded net gains of $544 million and $182 million for the three months ended March 31, 2018 and 2017, respectively, with respect to its investment in Herbalife. As of March 31, 2018 and December 31, 2017, the aggregate fair value of our Investment segment's investment in Herbalife was approximately $1.8 billion and $1.2 billion, respectively.
Herbalife and Hertz each file annual, quarterly and current reports, and proxy and information statements with the SEC, which are publicly available.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Segments
With the exception of certain equity method investments at our operating subsidiaries disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Equity method investments	$417	$430
Other investments (measured at fair value)	429	407
	$846	$837

5.	Fair Value Measurements.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the investments', non-financial assets' and/or liabilities' level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the investment. Significant transfers, if any, between the levels within the fair value hierarchy are recognized at the beginning of the reporting period when changes in circumstances require such transfers.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments (Note 4)	$7,361	$266	$302	$7,929	$9,378	$264	$279	$9,921
Derivative contracts, at fair value (Note 6)(1)	22	3	—	25	—	1	—	1
	$7,383	$269	$302	$7,954	$9,378	$265	$279	$9,922
Liabilities
Securities sold, not yet purchased (Note 4)	$281	$18	$—	$299	$988	$35	$—	$1,023
Other liabilities	—	19	—	19	—	1	—	1
Derivative contracts, at fair value (Note 6)	—	972	—	972	36	1,239	—	1,275
	$281	$1,009	$—	$1,290	$1,024	$1,275	$—	$2,299

(1)	Amounts are classified within other assets in our condensed consolidated balance sheets.

Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Balance at January 1	$279	$212
Net unrealized gains	23	1
Transfers in	—	1
Balance at March 31	$302	$214
Net unrealized gains during the three months ended March 31, 2018 relates to a certain equity investment which is considered a Level 3 investment due to unobservable market data and is measured at fair value on a recurring basis. We determined the fair value of this investment based on recent market transactions. As of March 31, 2018 and December 31, 2017, the fair value of this investment was $297 million and $274 million, respectively.
Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
Certain assets measured at fair value using Level 3 inputs on a non-recurring basis have been impaired. During the three months ended March 31, 2017, we recorded impairment charges of $3 million relating to property, plant and equipment. We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize. In addition, during the three months ended March 31, 2017, we recorded a loss of $5 million from marking inventory down to net realizable value at our Automotive segment. There was no impairment recorded for the three months ended March 31, 2018. Refer to Note 12, "Segment Reporting," for total impairment recorded by each of our segments.

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
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position at March 31, 2018 and December 31, 2017 was zero and $17 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Automotive
Federal-Mogul is exposed to market risks, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Federal-Mogul aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures not offset within its operations, Federal-Mogul enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Federal-Mogul assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy.
Energy
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the condensed consolidated balance sheets with changes in fair value currently recognized in the condensed consolidated statements of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At March 31, 2018 and December 31, 2017, CVR Refining had open commodity swap instruments consisting of 2.9 million and 14.3 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. Additionally, as of March 31, 2018 and December 31, 2017, CVR Refining had open forward purchase and sale commitments for 4.2 million and 5.8 million barrels, respectively, of Canadian crude oil priced at fixed differentials that are not considered probable of physical settlement and are accounted for as derivatives.
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
The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments in accordance with U.S GAAP:

Derivatives Not Designated as Hedging Instruments	Asset Derivatives(1)		Liability Derivatives
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(in millions)
Equity contracts	$15	$—	$959	$1,159
Credit contracts	—	—	—	17
Commodity contracts	24	7	27	106
Sub-total	39	7	986	1,282
Netting across contract types(2)	(14)	(7)	(14)	(7)
Total(2)	$25	$—	$972	$1,275

(1)	Net asset derivatives are located within other assets in our condensed consolidated balance sheets.

(2)
Excludes netting of cash collateral received and posted. The total collateral posted at March 31, 2018 and December 31, 2017 was $295 million and $542 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash on the condensed consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
Derivatives Not Designated as Hedging Instruments	Three Months Ended March 31,
	2018	2017
	(in millions)
Equity contracts	$58	$(573)
Credit contracts	53	(25)
Commodity contracts	95	(5)
	$206	$(603)

(1)
Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments.

The volume of our derivative activities based on their notional exposure, categorized by primary underlying risk, is as follows:

	March 31, 2018		December 31, 2017
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Equity contracts	$171	$5,715	$243	$6,660
Credit contracts(1)	—	—	—	391
Commodity contracts	30	387	20	911

(1)
The short notional amount on our credit default swap positions was approximately $2.5 billion as of December 31, 2017. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $391 million as of December 31, 2017.

Non-Derivative Instruments Designated as Hedging Instruments
As of March 31, 2018 and December 31, 2017, Federal-Mogul had foreign currency denominated debt, of which $901 million and $884 million, respectively, was designated as a net investment hedge in certain foreign subsidiaries and affiliates of Federal-Mogul. Changes to its carrying value are included in other comprehensive loss as translation adjustments and other. The amount recognized in accumulated other comprehensive loss for the three months ended March 31, 2018 was a loss of $24 million.

7.	Inventories, Net.
Inventories, net consists of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Raw materials	$588	$531
Work in process	378	338
Finished goods	2,531	2,392
	$3,497	$3,261

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$1,803	$(537)	$1,266	$1,798	$(537)	$1,261
Railcar	7	—	7	7	—	7
Food Packaging	7	—	7	7	—	7
	$1,817	$(537)	$1,280	$1,812	$(537)	$1,275

Intangible assets, net consists of the following:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$1,084	$(555)	$529	$1,084	$(538)	$546
Developed technology	143	(118)	25	143	(117)	26
In-place leases	121	(95)	26	121	(92)	29
Gasification technology license	60	(14)	46	60	(14)	46
Other	163	(31)	132	162	(27)	135
	$1,571	$(813)	$758	$1,570	$(788)	$782
Indefinite-lived intangible assets:
Trademarks and brand names			$316			$316
Gaming licenses			37			37
			353			353
Intangible assets, net			$1,111			$1,135
Amortization expense associated with definite-lived intangible assets was $24 million and $23 million for the three months ended March 31, 2018 and 2017, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	Debt.
Debt consists of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Holding Company:
6.000% senior unsecured notes due 2020	$1,703	$1,703
5.875% senior unsecured notes due 2022	1,342	1,342
6.250% senior unsecured notes due 2022	1,215	1,216
6.750% senior unsecured notes due 2024	498	498
6.375% senior unsecured notes due 2025	748	748
	5,506	5,507
Reporting Segments:
Automotive	3,499	3,470
Energy	1,167	1,166
Railcar	539	546
Gaming	137	137
Metals	1	1
Mining	58	58
Food Packaging	271	273
Real Estate	21	22
Home Fashion	9	5
	5,702	5,678
Total Debt	$11,208	$11,185

10.	Pension, Other Post-Retirement Benefits and Employee Benefit Plans.
Federal-Mogul, ARI, Tropicana and Viskase each sponsor several defined benefit pension plans (the ''Pension Benefits'') (and, in the case of Viskase, its pension plans include defined contribution plans). Additionally, Federal-Mogul and Viskase each sponsor health care and life insurance benefits (''Other Post-Retirement Benefits'') for certain employees and retirees around the world.
Components of net periodic benefit cost for the three months ended March 31, 2018 and 2017 are as follows:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
	(in millions)
Service cost	$6	$4	$—	$—
Interest cost	15	16	2	3
Expected return on plan assets	(15)	(14)	—	—
Amortization of actuarial losses	4	6	—	—
Amortization of prior service credit	—	—	(1)	(1)
Settlement gain	8	—	—	—
	$18	$12	$1	$2

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Net Income Per LP Unit.
The following table sets forth the allocation of net income (loss) attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted income (loss) per LP unit of Icahn Enterprises:

	Three Months Ended March 31,
	2018	2017
	(in millions, except per unit data)
Net income (loss) attributable to Icahn Enterprises	$137	$(18)
Net income (loss) attributable to Icahn Enterprises allocable to limited partners (98.01% allocation)	$134	$(18)

Basic income (loss) per LP unit	$0.77	$(0.12)
Basic weighted average LP units outstanding	174	149
Diluted income (loss) per LP unit	$0.77	$(0.12)
Diluted weighted average LP units outstanding	175	149
One million weighted average units are dilutive for the three months ended March 31, 2018 relating to potentially dilutive units as discussed below, with no income effect. As their effect would have been anti-dilutive, one million weighted average units have been excluded from the calculation of diluted income per LP unit for the three months ended March 31, 2017.
Icahn Enterprises Rights Offering
In January 2017, Icahn Enterprises commenced a rights offering entitling holders of the rights to acquire newly issued depositary units of Icahn Enterprises. In connection with this rights offering, we received proceeds of $600 million during the three months ended March 31, 2017.
LP Unit Distribution
On February 27, 2018, Icahn Enterprises declared a quarterly distribution in the amount of $1.75 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units. Because the depositary unit holder has the election to receive the distribution either in cash or additional depositary units, we recorded a unit distribution liability of $310 million as the unit distribution had not been made as of March 31, 2018. In addition, the unit distribution liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, is considered a potentially dilutive security and is considered in the calculation of diluted income per LP unit as disclosed above. Any difference between the liability recorded and the amount representing the aggregate value of the number of depositary units distributed and cash paid would be charged to equity. Mr. Icahn and his affiliates elected to receive their proportionate share of the quarterly distribution in depositary units.
On April 16, 2018, Icahn Enterprises distributed an aggregate 4,604,547 depositary units to unit holders electing to receive depositary units, of which an aggregate of 4,543,846 depositary units were distributed to Mr. Icahn and his affiliates. In connection with this distribution, aggregate cash distributions to all depositary unitholders was $24 million in April 2018.
2017 Incentive Plan
During the three months ended March 31, 2018 and 2017, Icahn Enterprises distributed 15,071 and 672 depositary units, respectively, net of payroll withholdings, with respect to certain restricted depositary units and deferred unit awards that vested during the period in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan ("2017 Incentive Plan"). The aggregate impact of the 2017 Incentive Plan is not material with respect to our condensed consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

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
Condensed Statements of Operations
Icahn Enterprises' condensed statements of operations by reporting segment for the three months ended March 31, 2018 and 2017 are presented below. Icahn Enterprises Holdings' condensed statements of operations are substantially the same, with immaterial differences relating to our Holding Company's interest expense.

	Three Months Ended March 31, 2018
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$2,614	$1,537	$64	$—	$118	$20	$97	$1	$42	$—	$4,493
Other revenues from operations	—	128	—	52	224	—	—	—	16	—	—	420
Net gain from investment activities	410	—	—	1	—	—	—	—	—	—	22	433
Interest and dividend income	18	1	—	—	1	—	—	—	5	—	3	28
Other income (loss), net	—	8	61	6	—	1	—	(6)	—	—	1	71
	428	2,751	1,598	123	225	119	20	91	22	42	26	5,445
Expenses:
Cost of goods sold	—	2,127	1,430	58	—	110	17	77	1	36	—	3,856
Other expenses from operations	—	112	—	29	104	—	—	—	10	—	—	255
Selling, general and administrative	1	478	32	9	94	5	6	15	1	9	6	656
Restructuring, net	—	—	—	—	—	—	—	—	—	2	—	2
Impairment	—	—	—	—	—	—	—	—	—	—	—	—
Interest expense	26	47	27	5	1	—	2	4	1	—	84	197
	27	2,764	1,489	101	199	115	25	96	13	47	90	4,966
Income (loss) before income tax (expense) benefit	401	(13)	109	22	26	4	(5)	(5)	9	(5)	(64)	479
Income tax (expense) benefit	—	1	(17)	(6)	(7)	—	(1)	2	—	—	(28)	(56)
Net income (loss)	401	(12)	92	16	19	4	(6)	(3)	9	(5)	(92)	423
Less: net income (loss) attributable to non-controlling interests	240	3	37	5	3	—	(2)	—	—	—	—	286
Net income (loss) attributable to Icahn Enterprises	$161	$(15)	$55	$11	$16	$4	$(4)	$(3)	$9	$(5)	$(92)	$137

Supplemental information:
Capital expenditures	$—	$137	$20	$19	$23	$1	$13	$5	$1	$1	$—	$220
Depreciation and amortization(1)	$—	$127	$68	$15	$19	$5	$2	$7	$5	$2	$—	$250

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2017
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$2,477	$1,507	$61	$—	$103	$33	$90	$1	$47	$—	$4,319
Other revenues from operations	—	108	—	133	217	—	—	—	17	—	—	475
Net loss from investment activities	(128)	—	—	—	—	—	—	—	—	—	(2)	(130)
Interest and dividend income	26	—	—	—	1	—	—	—	—	—	2	29
Other (loss) income, net	(41)	7	12	1	(2)	—	(2)	(1)	—	—	—	(26)
	(143)	2,592	1,519	195	216	103	31	89	18	47	—	4,667
Expenses:
Cost of goods sold	—	1,992	1,419	55	—	96	17	68	1	40	—	3,688
Other expenses from operations	—	99	—	43	101	—	—	—	11	—	—	254
Selling, general and administrative	2	425	36	14	102	5	6	15	2	10	4	621
Restructuring, net	—	7	—	—	—	—	—	—	—	—	—	7
Impairment	—	6	—	—	—	—	—	—	2	—	—	8
Interest expense	47	40	27	19	3	—	2	3	—	—	82	223
	49	2,569	1,482	131	206	101	25	86	16	50	86	4,801
(Loss) income before income tax (expense) benefit	(192)	23	37	64	10	2	6	3	2	(3)	(86)	(134)
Income tax benefit (expense)	—	7	(9)	(12)	(14)	—	—	(1)	—	—	3	(26)
Net (loss) income	(192)	30	28	52	(4)	2	6	2	2	(3)	(83)	(160)
Less: net (loss) income attributable to non-controlling interests	(169)	3	11	4	7	—	1	1	—	—	—	(142)
Net (loss) income attributable to Icahn Enterprises	$(23)	$27	$17	$48	$(11)	$2	$5	$1	$2	$(3)	$(83)	$(18)

Supplemental information:
Capital expenditures	$—	$111	$24	$59	$22	$2	$9	$3	$—	$1	$—	$231
Depreciation and amortization(1)	$—	$121	$67	$18	$18	$5	$1	$6	$5	$2	$—	$243

(1)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the amounts of $2 million and $5 million for the three months ended March 31, 2018 and 2017, respectively.

Disaggregation of Revenue
In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for certain reportable segments below. Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," for certain revenue recognition policies with respect to the following reporting segments.
Automotive
Disaggregated revenue for our Automotive segment net sales and other revenues from operations for the three months ended March 31, 2018 and 2017 is presented below:

	Three Months Ended March 31, 2018
	Federal-Mogul	Icahn Automotive	Automotive Segment
	(in millions)
Automotive parts to original equipment manufacturers and servicers	$1,526	$—	$1,526
Aftermarket automotive parts and tires	530	542	1,072
Automotive services labor	—	128	128
Other net sales	—	16	16
	$2,056	$686	$2,742

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2017
	Federal-Mogul	Icahn Automotive	Automotive Segment
	(in millions)
Automotive parts to original equipment manufacturers and servicers	$1,386	$—	$1,386
Aftermarket automotive parts and tires	562	529	1,091
Automotive services labor	—	108	108
Other net sales	—	—	—
	$1,948	$637	$2,585
Energy
Disaggregated revenue for our Energy segment net sales for the three months ended March 31, 2018 and 2017 is presented below:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Petroleum products	$1,457	$1,422
Nitrogen fertilizer products	80	85
	$1,537	$1,507

Condensed Balance Sheets
Icahn Enterprises' condensed balance sheets by reporting segment as of March 31, 2018 and December 31, 2017 are presented below. Icahn Enterprises Holdings' condensed balance sheets are substantially the same, with immaterial differences relating to our Holding Company's other assets, debt and equity attributable to Icahn Enterprises Holdings.

	March 31, 2018
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$20	$278	$420	$100	$119	$17	$13	$54	$29	$1	$199	$1,250
Cash held at consolidated affiliated partnerships and restricted cash	587	5	—	19	16	5	—	1	2	8	—	643
Investments	7,518	312	83	22	23	—	—	—	—	—	406	8,364
Accounts receivable, net	—	1,511	179	33	10	60	8	76	3	34	—	1,914
Inventories, net	—	2,776	424	73	—	29	30	99	—	66	—	3,497
Property, plant and equipment, net	—	3,570	3,168	1,202	809	108	198	170	437	71	—	9,733
Goodwill and intangible assets, net	—	1,952	293	7	74	3	—	36	26	—	—	2,391
Other assets	1,270	627	138	31	95	18	23	97	390	5	12	2,706
Total assets	$9,395	$11,031	$4,705	$1,487	$1,146	$240	$272	$533	$887	$185	$617	$30,498
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$959	$2,875	$1,085	$268	$86	$52	$49	$90	$46	$37	$490	$6,037
Securities sold, not yet purchased, at fair value	299	—	—	—	—	—	—	—	—	—	—	299
Due to brokers	38	—	—	—	—	—	—	—	—	—	—	38
Post-employment benefit liability	—	1,072	—	8	—	2	—	79	—	—	—	1,161
Debt	—	3,499	1,167	539	137	1	58	271	21	9	5,506	11,208
Total liabilities	1,296	7,446	2,252	815	223	55	107	440	67	46	5,996	18,743

Equity attributable to Icahn Enterprises	3,214	3,419	1,134	419	782	185	143	69	820	139	(5,379)	4,945
Equity attributable to non-controlling interests	4,885	166	1,319	253	141	—	22	24	—	—	—	6,810
Total equity	8,099	3,585	2,453	672	923	185	165	93	820	139	(5,379)	11,755
Total liabilities and equity	$9,395	$11,031	$4,705	$1,487	$1,146	$240	$272	$533	$887	$185	$617	$30,498

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Investment	Automotive	Energy	Railcar	Gaming	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$17	$367	$482	$100	$105	$24	$15	$16	$30	$—	$526	$1,682
Cash held at consolidated affiliated partnerships and restricted cash	734	4	—	19	16	5	—	2	2	4	—	786
Investments	9,532	324	83	23	23	—	—	—	—	—	384	10,369
Accounts receivable, net	—	1,406	178	44	11	40	10	78	3	35	—	1,805
Inventories, net	—	2,601	385	54	—	33	30	92	—	66	—	3,261
Property, plant and equipment, net	—	3,503	3,213	1,199	808	110	188	170	438	72	—	9,701
Goodwill and intangible assets, net	—	1,963	298	7	74	3	—	36	29	—	—	2,410
Other assets	516	541	61	41	102	11	22	93	390	6	4	1,787
Total assets	$10,799	$10,709	$4,700	$1,487	$1,139	$226	$265	$487	$892	$183	$914	$31,801
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,302	$2,770	$1,125	$254	$104	$41	$45	$98	$46	$34	$190	$6,009
Securities sold, not yet purchased, at fair value	1,023	—	—	—	—	—	—	—	—	—	—	1,023
Due to brokers	1,057	—	—	—	—	—	—	—	—	—	—	1,057
Post-employment benefit liability	—	1,075	—	8	—	2	—	74	—	—	—	1,159
Debt	—	3,470	1,166	546	137	1	58	273	22	5	5,507	11,185
Total liabilities	3,382	7,315	2,291	808	241	44	103	445	68	39	5,697	20,433

Equity attributable to Icahn Enterprises	3,052	3,234	1,098	428	761	182	138	28	824	144	(4,783)	5,106
Equity attributable to non-controlling interests	4,365	160	1,311	251	137	—	24	14	—	—	—	6,262
Total equity	7,417	3,394	2,409	679	898	182	162	42	824	144	(4,783)	11,368
Total liabilities and equity	$10,799	$10,709	$4,700	$1,487	$1,139	$226	$265	$487	$892	$183	$914	$31,801

13.	Income Taxes.
On December 22, 2017, The Tax Cuts and Jobs Act (the "Tax Legislation") was enacted in the United States, significantly revising certain U.S. corporate income tax provisions; including, among other items, a reduction of the U.S. corporate rate from 35% to 21%; the imposition of a deemed repatriation tax on unremitted foreign earnings to facilitate a shift from a worldwide tax system to a territorial system; and the creation of new limitations on certain deductions. We do not currently anticipate significant revisions to the amounts recorded. However, under the guidance of Staff Accounting Bulletin No. 118 issued on December 22, 2017, we will account for the income tax effects of any additional guidance associated with the Tax Legislation under the measurement period approach.
For the three months ended March 31, 2018, we recorded an income tax expense of $56 million on pre-tax income of $479 million compared to an income tax expense of $26 million on pre-tax loss of $134 million for the three months ended March 31, 2017. Our effective income tax rate was 11.7% and (19.4)% for the three months ended March 31, 2018 and 2017, respectively.
For the three months ended March 31, 2018, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership income for which there was no tax expense, as such income is allocated to the partners.
For the three months ended March 31, 2017, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership losses for which there was no tax benefit, as such losses are allocated to the partners, and goodwill impairment not deductible for tax purposes.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

14.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Retirement Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2017	$(564)	$(23)	$(824)	$(1,411)
Other comprehensive (loss) income before reclassifications, net of tax	—	(1)	33	32
Reclassifications from accumulated other comprehensive loss to earnings	11	—	—	11
Other comprehensive income, net of tax	11	(1)	33	43
Balance, March 31, 2018	$(553)	$(24)	$(791)	$(1,368)

15.	Other Income, Net.
Other income, net consists of the following:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Realized and unrealized gain on derivatives, net (Note 6)	$59	$12
Other derivative loss	—	(41)
Loss on extinguishment of debt	—	(2)
Equity earnings from non-consolidated affiliates	22	18
Foreign currency transaction loss	(1)	(7)
Gain (loss) on disposition of assets, net	3	(5)
Non-service pension and other post-retirement benefits expense	(13)	(10)
Other	1	9
	$71	$(26)

16.	Commitments and Contingencies.
Environmental Matters
Due to the nature of our business, certain of our subsidiaries' operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities were $49 million and $50 million as of March 31, 2018 and December 31, 2017, respectively, primarily within our Automotive, Energy and Metals segments and which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.
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
Our Automotive segment's total environmental liabilities, determined on an undiscounted basis, were $15 million and $16 million as of March 31, 2018 and December 31, 2017, respectively. Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment's results of operations could be materially affected. At March 31, 2018, Federal-Mogul estimates reasonably possible material additional losses, above and beyond its best estimate of required remediation costs as recorded, to approximate $24 million.
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
Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the environmental matters from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. CVR Energy believes the petroleum and nitrogen fertilizer businesses are in material compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on CVR Energy's business, financial condition or results of operations.
As of March 31, 2018 and December 31, 2017, our Energy segment had environmental accruals of $4 million and $4 million, respectively. CVR Energy's management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, CVR Energy's management believes that the accruals established for environmental expenditures are adequate.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. Capital expenditures incurred for environmental compliance and efficiency of the operations were $5 million and $5 million for the three months ended March 31, 2018 and 2017, respectively.
Metals
PSC Metals has been designated as a PRP under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question.  In addition, one of PSC Metals' Knoxville, Tennessee locations was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. PSC Metals has entered into Tennessee's Voluntary Clean-Up Oversight and Assistance Program ("VOAP") and expects to enter into a settlement with the Tennessee Department of Environment and Conservation ("TDEC") in the future. Currently, PSC Metals believes that it has adequately reserved for the cost of any potential future remediation associated with its Knoxville location, but cannot fully assess the impact of all costs or liabilities associated with TDEC's investigations. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these other sites to be immaterial as of both March 31, 2018 and December 31,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

2017. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material to its operations.
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
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon its management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $28 million and $28 million at March 31, 2018 and December 31, 2017, respectively. PSC Metals believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business. Estimates of PSC Metals' liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a PRP at additional sites. The impact of such future events cannot be estimated at the current time.
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
The net cost of RINs for the three months ended March 31, 2018 and 2017 was a negative $23 million and a negative $6 million, respectively, which is reflected as a reduction to cost of goods sold in the condensed consolidated statements of operations. RINs expense includes the impact of recognizing the petroleum business' uncommitted biofuel blending obligation at fair value based on market prices at each reporting date. As of March 31, 2018 and December 31, 2017, the petroleum business' biofuel blending obligation was $21 million and $28 million, respectively, which is included in accrued expenses and other liabilities in our condensed consolidated balance sheets. As of March 31, 2018, our Energy segment recorded a RINs asset within other assets in the condensed consolidated balance sheet of $60 million, representing excess RINs primarily due to a reduction in its RFS obligation.
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
Our Railcar segment has evaluated its potential exposure related to the Revised Directive and has a loss contingency reserve remaining of $9 million, as of March 31, 2018, to cover its probable and estimable liabilities with respect to our Railcar segment's response to the Revised Directive. The loss contingency reserve takes into account information available as of March 31, 2018 and our Railcar segment's contractual obligations in its capacity as both a manufacturer and owner of railcars subject to the Revised Directive. This amount is included in accrued expenses and other liabilities on the consolidated balance sheets. This amount will continue to be evaluated as our Railcar segment's and its customers' compliance with the Revised Directive and the settlement agreement progress. Actual results could differ from this estimate.
Pension Obligations
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 91.0% of Icahn Enterprises' outstanding depositary units as of March 31, 2018. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates and our ownership of more than 80% in certain of our subsidiaries, we and certain of our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of March 31, 2018 and December 31, 2017. If the plans were voluntarily terminated, they would be underfunded by approximately $417 million and $424 million as of March 31, 2018 and December 31, 2017, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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

17.	Supplemental Cash Flow Information.
Supplemental cash flow information consists of the following:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Cash payments for interest, net of amounts capitalized	$208	$216
Net cash payments for income taxes	18	23
Distribution payable to Icahn Enterprises unitholders	310	239
Acquisition of subsidiary common stock included in accrued expenses and other liabilities	—	53
Capital expenditures included in accounts payable, accrued expenses and other liabilities	73	66

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

18.	Subsequent Events.
Icahn Enterprises
On May 2, 2018, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.75 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about June 20, 2018 to depositary unit holders of record at the close of business on May 14, 2018. Depositary unit holders have until June 8, 2018 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the distribution in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending June 15, 2018. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Automotive
On April 10, 2018, we announced a definitive agreement to sell Federal-Mogul to Tenneco Inc. ("Tenneco") for approximately $5.4 billion, comprised of $800 million in cash and 29.5 million shares of Tenneco common stock, of which 23.8 million shares will be non-voting shares that will convert to voting shares if and when sold. There will be restrictions on how many shares of Tenneco common stock can be sold by us within the first 150 days after the closing of the sale. In addition, under this agreement, Tenneco can reduce the amount of non-voting shares of common stock by up to 7.3 million shares and increase the cash consideration proportionately at closing. The voting and non-voting shares of Tenneco common stock will have the same economic value. All of Federal-Mogul's outstanding debt at the time of closing will be assumed by Tenneco. We expect the sale to close in the second half of 2018. This agreement is subject to a $200 million termination clause. Following the close of this transaction, we will own a non-controlling interest in Tenneco which we will value using the fair value option. This transaction met all the criteria to be classified as held for sale on April 10, 2018 upon execution of the definitive agreement.
Gaming
On April 16, 2018, we announced a definitive agreement to sell Tropicana's real estate to Gaming and Leisure Properties, Inc. and to merge Tropicana's gaming and hotel operations into Eldorado Resorts, Inc. for aggregate consideration of approximately $1.85 billion. The transaction does not include Tropicana's Aruba assets, which will be disposed of as a condition to closing. The aggregate consideration of approximately $1.85 billion will be increased by the amount of the net proceeds received in connection with the Aruba disposition and will be further adjusted to pay corporate level taxes. We expect the sale to close in the second half of 2018, subject to receipt of required gaming approvals, termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. This transaction met all the criteria to be classified as held for sale on April 15, 2018 upon execution of the definitive agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2018 (this "Report").
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
Significant Transactions and Developments
Subsequent Events. In April 2018, we announced definitive agreements to sell Federal-Mogul and Tropicana. Refer to Note 18, "Subsequent Events," to the condensed consolidated financial statements for further discussion.

Results of Operations
Consolidated Financial Results
Our operating businesses comprise consolidated subsidiaries which operate in various industries and are managed on a decentralized basis. Results of operations for our operating businesses primarily consist of net sales of various products, services revenue, franchisor operations, casino related operations and leasing of certain assets. Due to the structure and nature of our business, we primarily discuss the results of operations by individual reporting segment in order to better understand our consolidated operating performance. Certain other financial information is discussed on a consolidated basis following our segment discussion. In addition to the summarized financial results below, refer to Note 12, "Segment Reporting," to the condensed consolidated financial statements for a reconciliation of each of our reporting segment's results of operations to our consolidated results.
The comparability of our summarized consolidated financial results presented below is affected by, among other factors, (i) the performance of the Investment Funds, (ii) various acquisitions, primarily within our Automotive segment during 2017 and (iii) dispositions of assets, primarily with respect to our railcar lease fleet in 2017. Refer to our respective segment discussions and "Other Consolidated Results of Operations," below for further discussion.

	Revenues		Net Income (Loss)		Net Income (Loss) Attributable to Icahn Enterprises
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
	(in millions)
Investment	$428	$(143)	$401	$(192)	$161	$(23)
Automotive	2,751	2,592	(12)	30	(15)	27
Energy	1,598	1,519	92	28	55	17
Railcar	123	195	16	52	11	48
Gaming	225	216	19	(4)	16	(11)
Metals	119	103	4	2	4	2
Mining	20	31	(6)	6	(4)	5
Food Packaging	91	89	(3)	2	(3)	1
Real Estate	22	18	9	2	9	2
Home Fashion	42	47	(5)	(3)	(5)	(3)
Holding Company	26	—	(92)	(83)	(92)	(83)
	$5,445	$4,667	$423	$(160)	$137	$(18)

Investment
We invest our proprietary capital through various private investment funds ("Investment Funds"). As of March 31, 2018 and December 31, 2017, we had investments with a fair market value of approximately $3.2 billion and $3.0 billion, respectively, in the Investment Funds. As of March 31, 2018 and December 31, 2017, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.9 billion and $4.4 billion, respectively.
Our Investment segment's results of operations are reflected in net income (loss) on the condensed consolidated statements of operations. Our Investment segment's net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company and by Mr. Icahn and his affiliates. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment's results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the "Investment Segment Liquidity" section of our "Liquidity and Capital Resources" discussion for additional information regarding our Investment segment's exposure as of March 31, 2018.

For the three months ended March 31, 2018 and 2017, our Investment Funds' returns were 5.3% and (2.7)%, respectively. Our Investment Funds' returns represent a weighted-average composite of the average returns, net of expenses. The following table sets forth the performance attribution for the Investment Funds' returns.

	Three Months Ended March 31,
	2018	2017
Long positions	3.0%	10.2%
Short positions	1.8%	(12.2)%
Other	0.5%	(0.7)%
	5.3%	(2.7)%
The following table presents net income (loss) for our Investment segment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Long positions	$193	$419
Short positions	170	(584)
Other	38	(27)
	$401	$(192)
Three Months Ended March 31, 2018 and 2017
For the three months ended March 31, 2018, the Investment Funds' positive performance was driven by net gains in their long and short positions. The positive performance of our Investment segment's long positions was driven by gains from a consumer, non-cyclical sector investment of $544 million offset in part by the aggregate performance of investments with net losses in the consumer, cyclical, basic materials and industrial sectors. Gains in short positions were attributable to the positive performance of broad market hedges of $136 million and the positive performance of various other short positions in the consumer, cyclical sector.
For the three months ended March 31, 2017, the Investment Funds' negative performance was driven by net losses in their short positions, offset in part by net gains in their long positions. Losses in short positions were attributable to the negative performance of broad market hedges of approximately $756 million offset in part by net gains from various consumer, cyclical sector investments. The positive performance of our Investment segment's long positions was driven by gains from two consumer, non-cyclical sector investments, an energy sector investment and a technology sector investment aggregating $589 million, offset in part by two technology sector investments with losses aggregating $276 million. The aggregate net performance of investments with gains across various other sectors accounted for the additional positive performance of our Investment segment's long positions.

Automotive
Our Automotive segment's results of operations are generally driven by the manufacturing and distribution of automotive parts and are affected by the relative strength of global vehicle production levels, global vehicle sales levels, automotive part replacement trends, geopolitical risk and foreign currencies, among other factors. Acquisitions in recent years within our Automotive segment, including our acquisitions of the franchise businesses of Precision Tune Auto Care and American Driveline Systems, the franchisor of AAMCO and Cottman Transmission service centers, in 2017, provided operating synergies, added new product lines, strengthened distribution channels and enhanced our Automotive segment's ability to better service its customers.
Our Automotive segment's results of operations also include automotive services labor. Automotive services labor revenues are included in other revenues from operations in our condensed consolidated statements of operations, however, the sale of any installed parts or materials related to automotive services are included in net sales. Therefore, we discuss the combined results of our automotive net sales and automotive services labor revenues below.
In April 2018, we announced a definitive agreement to sell Federal-Mogul. Refer to Note 18, "Subsequent Events," to the condensed consolidated financial statements for further discussion.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net sales and services revenues	$2,742	$2,585
Cost of goods sold and services	2,239	2,091
Gross margin	$503	$494
Three Months Ended March 31, 2018 and 2017
Net sales and automotive services labor revenues for our Automotive segment for the three months ended March 31, 2018 increased by $157 million (6%) as compared to the comparable prior year period. Revenue from the sale of automotive parts to original equipment manufacturers and services increased $140 million, revenues from automotive services labor increased $20 million and revenues from franchisor operations increased $16 million (due to acquisitions), offset in part by a decrease of $19 million in aftermarket net sales of automotive parts and tires. The effect of foreign currency exchange had a $139 million favorable effect, primarily impacting revenue from the sale of automotive parts to original equipment manufacturers and services. In addition, net volume increases, primarily from acquisitions, resulted in an additional $52 million increase. These increases were offset in part by other of $34 million, which primarily consists of commercial actions and customer pricing.
Cost of goods sold and automotive services labor for the three months ended March 31, 2018 increased by $135 million (7%) as compared to the comparable prior year period. The increase was due to an unfavorable effect of foreign currency exchange of $132 million and volume increases of $26 million, offset in part by $10 million of net performance and other. Gross margin on net sales and automotive services labor revenues for the three months ended March 31, 2018 increased by $9 million (2%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and automotive services labor revenues was 18% and 19% for the three months ended March 31, 2018 and 2017, respectively. The increase in gross margin primarily reflects higher margins from acquired businesses which have products with higher sales margins (including franchisor revenues which have low costs of revenues) and the favorable effect of foreign currency exchange. This was offset in part by the unfavorable effects of net performance and other primarily due to pricing. The decrease in the gross margin percentage reflects lower margin percentages due to pricing of automotive parts sold, offset in part by higher margin percentages from franchisor operations and automotive services labor due to pricing increases for such services.

Energy
Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 95%, and 94% of our Energy segment's net sales for the three months ended March 31, 2018 and 2017, respectively.
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
In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard of the United States Environmental Protection Agency ("EPA"), which requires it to either blend “renewable fuels” in with its transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Refer to Note 16, "Commitments and Contingencies," to the condensed consolidated financial statements for further discussion of RINs.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net sales	$1,537	$1,507
Cost of goods sold	1,430	1,419
Gross margin	$107	$88
Three Months Ended March 31, 2018 and 2017
Net sales for our Energy segment increased by $30 million (2%) for the three months ended March 31, 2018 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher sales prices for transportation fuels and by-products offset in part by a decrease in sales volume. This increase was further offset in part by our nitrogen fertilizer business primarily due to lower ammonia sales volumes and lower UAN sales prices, partially offset by higher UAN sales volumes.
Cost of goods sold for our Energy segment increased by $11 million (1%) for the three months ended March 31, 2018 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher cost of consumed crude oil and costs of products purchased for resale, offset in part by decreased costs of other feedstocks and RINs.
Gross margin for our Energy segment increased by $19 million for the three months ended March 31, 2018 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 7% and 6% for the three months ended March 31, 2018 and 2017, respectively, with an increase attributable to our petroleum business offset in part by a decrease attributable to our fertilizer business. The increase in the gross margin as a percentage of net sales for our petroleum business was primarily due to higher gross margins per barrel resulting from a higher spread between crude oil and transportation fuels pricing and a favorable change in gasoline basis.

Railcar
Our Railcar segment's results of operations are generally driven by the manufacturing and leasing of railcars. On June 1, 2017 we sold ARL along with a majority of its railcar lease fleet. We continued to sell the majority of the remaining railcars previously owned by ARL throughout the remainder of 2017 and into 2018.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$64	$61
Railcar Leasing	34	119
Railcar Services	18	14
	$116	$194
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$58	$55
Railcar Leasing	13	34
Railcar Services	16	9
	$87	$98
Gross Margin:
Manufacturing	$6	$6
Railcar Leasing	21	85
Railcar Services	2	5
	$29	$96
Summarized shipments of railcars to leasing and non-leasing customers for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017

Shipments to leasing customers	195	602
Shipments to non-leasing customers	616	549
	811	1,151
As of March 31, 2018, our Railcar segment had a backlog of 3,144 railcars, including 259 railcars expected to be built for lease customers and 2,885 railcars for non-lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities as needed.
Three Months Ended March 31, 2018 and 2017
Total manufacturing revenues for the three months ended March 31, 2018 increased by $3 million (5%) as compared to the comparable prior year period. The increase was primarily due to an increase in shipments to non-leasing customers offset in part by a decrease in average selling prices due to a shift in mix of railcars shipped as well as more competitive pricing for both hopper and tank railcars.
Gross margin from manufacturing operations for the three months ended March 31, 2018 remained flat as compared to the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues decreased to 9% for the three months ended March 31, 2018 from 10% for the comparable prior year period. The decrease in gross margin as a percentage of revenue was due to higher costs associated with lower production volumes and a more competitive market for both hopper and tank railcars.
Railcar leasing revenues decreased for the three months ended March 31, 2018 as compared to the comparable prior year period due to a decrease in leased railcars as a result of the sale of ARL in 2017 as well as a decrease in weighted average lease rates. The lease fleet decreased to 13,122 railcars at March 31, 2018 from 46,335 railcars at March 31, 2017.

Gaming
Casino revenues represent the difference between wins and losses from gaming activities. Casino revenues can vary because of table games hold percentage and differences in the odds for different table games. In addition, high end play may lead to greater fluctuations in table games hold percentage and, as a result, greater revenue fluctuation between reporting periods may occur. In April 2018, we announced a definitive agreement to sell Tropicana, which represents substantially all of our remaining gaming operations. Refer to Note 18, "Subsequent Events," to the condensed consolidated financial statements for further discussion.
Three Months Ended March 31, 2018 and 2017
Our consolidated gaming revenues increased by $7 million (3%) for the three months ended March 31, 2018 as compared to the comparable prior year period due to an increase in casino revenues. The increase in casino revenues for the three months ended March 31, 2018 as compared to the comparable prior year period was primarily due to increased casino revenues from two casinos in the central United States offset in part by a decrease in casino revenues at Tropicana Atlantic City.
Metals
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the United States and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Three Months Ended March 31, 2018 and 2017
Net sales for the three months ended March 31, 2018 increased by $15 million (15%) compared to the comparable prior year period primarily due to higher ferrous, non-ferrous and non-ferrous auto residue shipment volumes and higher average selling prices for most grades of metal. Non-ferrous shipment volumes increased primarily due to the capital investment in aluminum processing capabilities at one of our facilities made in late 2016 while higher pricing reflected higher terminal market prices. Ferrous selling prices increased due to higher market pricing as domestic mill production benefited from the above as well. Improved consumer market pricing was also driven primarily by the increased demand from domestic steel mills.
Cost of goods sold for the three months ended March 31, 2018 increased by $14 million (15%) compared to the comparable prior year period. The increase was primarily due to higher shipment volumes, as discussed above, and to increased material costs due to higher market prices. Gross margin as a percentage of net sales was flat at 7% for the three months ended March 31, 2018 as compared to the comparable prior year period. Our Metals segments continues to focus on disciplined buying and efforts to bring processing costs in line with volume and market pricing.
Mining
Our Mining segment's performance is driven by global iron ore prices and demand for raw materials from Chinese steelmakers. Since acquiring Ferrous Resources Ltd. in 2015, our Mining segment has been concentrating on sales in its domestic market, Brazil.
Three Months Ended March 31, 2018 and 2017
Net sales for the three months ended March 31, 2018 decreased $13 million as compared to the comparable prior year period primarily due to iron ore price and volume decreases. Cost of goods sold for the three months ended March 31, 2018 was flat as compared to the comparable prior year period.
Food Packaging
Our Food packaging segment's results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.
Three Months Ended March 31, 2018 and 2017
Net sales for the three months ended March 31, 2018 increased by $7 million (8%) as compared to the corresponding prior year period. The increase was primarily due to higher sales volume, primarily from acquisitions, offset in part by unfavorable price and product mix and foreign currency exchange. Cost of goods sold for the three months ended March 31, 2018 increased by $9 million (13%) as compared to the corresponding prior year period. Gross margin as a percentage of net sales was flat at 24% for the three months ended March 31, 2018 and 2017.
Real Estate
Real Estate revenues and expenses include sales of residential units, results from club operations and rental income and expenses, including income from financing leases. Sales of residential units are included in net sales in our condensed consolidated financial statements. Results from club and rental operations, including financing lease income, are included in other revenues from operations in our condensed consolidated financial statements. Revenue from our real estate operations for each of the three months ended March 31, 2018 and 2017 were substantially derived from income from club and rental operations.
Home Fashion
Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.
Three Months Ended March 31, 2018 and 2017
Net sales for the three months ended March 31, 2018 decreased by $5 million (11%) compared to the comparable prior year period. The decrease was primarily due to lower sales volume. Cost of goods sold for the three months ended March 31, 2018 decreased by $4 million (10%) compared to the comparable prior year period. The decrease was primarily due to lower sales volume and product mix. Gross margin as a percentage of net sales was 14% and 15% for the three months ended March 31, 2018 and 2017, respectively.

Other Consolidated Results of Operations
Selling, General and Administrative
Three Months Ended March 31, 2018 and 2017
Our consolidated selling, general and administrative for the three months ended March 31, 2018 increased by $35 million (6%) as compared to the comparable prior year period. The increase was primarily attributable to an increase from our Automotive segment of $53 million primarily due to the inclusion of various acquisitions of automotive businesses as well as personnel costs associated with integration and increased customer services. This increase was offset in part by a decrease in our Gaming segment due to the sale of the Trump Taj Mahal Casino Resort in March 2017.
Interest Expense
Three Months Ended March 31, 2018 and 2017
Our consolidated interest expense during the three months ended March 31, 2018 decreased by $26 million as compared the corresponding prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in due to broker balances over the respective periods, as well as lower interest expense from our Railcar segment due to the sale of ARL in the second quarter of 2017. These decreases were offset in part by higher interest expense from our Automotive segment due to certain debt offerings during 2017.
Income Tax Expense
Certain of our subsidiaries are partnerships not subject to taxation in our consolidated financial statements and certain other subsidiaries are corporations, or subsidiaries of corporations, subject to taxation in our consolidated financial statements. Therefore, our consolidated effective tax rate generally differs from the statutory federal tax rate. For the three months ended March 31, 2018 and 2017, the statutory federal tax rate was 21% and of 35%, respectively, which decreased as a result of tax legislation enacted in December 2017. Refer to Note 13, "Income Taxes," to the condensed consolidated financial statements for a discussion of income taxes.

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
As of March 31, 2018, our Holding Company had cash and cash equivalents of $199 million and total debt of approximately $5.5 billion. As of March 31, 2018, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $3.2 billion. We may redeem our direct investment in the Investment Funds upon notice. See "Segment Liquidity and Capital Resources" below for additional information with respect to our Investment segment liquidity.
Agreements to Sell Interests in Consolidated Subsidiaries
In April 2018, we announced definitive agreements to sell Federal-Mogul and Tropicana which are expected to provide significant additional liquidity to our Holding Company. Each transaction is expected to close in the second half of 2018. Refer to Note 18, "Subsequent Events," to the condensed consolidated financial statements for further discussion.
Distributions From/Investments In Subsidiaries
During the three months ended March 31, 2018, we received $38 million in aggregate dividends and distributions from our Energy segment. Subsequent to March 31, 2018, CVR Energy and CVR Refining declared a quarterly dividend and distribution, respectively, which will result in an additional aggregate $39 million in dividends and distributions payable to us in the second quarter of 2018.
During the three months ended March 31, 2018, we received $15 million in aggregate dividends and distributions from our Railcar segment. In April 2018 we received an additional $5 million in dividends from our Railcar segment. In addition, subsequent to March 31, 2018, ARI declared a quarterly dividend, which will result in an additional $5 million in dividends payable to us in the second quarter of 2018.
During the three months ended March 31, 2018, we received $13 million in distributions from our Real Estate segment.
During the three months ended March 31, 2018, we invested $190 million in our Automotive segment.
Purchase of Additional Interests in Consolidated Subsidiaries
During January 2018, we increased our ownership in Viskase to 78.6% through a rights offering for additional shares of Viskase common stock for an aggregate additional investment of $44 million.
Holding Company Borrowings and Availability

	March 31, 2018	December 31, 2017
	(in millions)
6.000% senior unsecured notes due 2020	$1,703	$1,703
5.875% senior unsecured notes due 2022	1,342	1,342
6.250% senior unsecured notes due 2022	1,215	1,216
6.750% senior unsecured notes due 2024	498	498
6.375% senior unsecured notes due 2025	748	748
	$5,506	$5,507
Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and guaranteed by Icahn Enterprises Holdings. Interest on each of the senior unsecured notes are payable semi-annually.

The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of March 31, 2018 are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.
As of March 31, 2018 and 2017, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of March 31, 2018, based on covenants in the indentures governing our senior unsecured notes, we are permitted to incur approximately $163 million of additional indebtedness.
Distributions on Depositary Units
On May 2, 2018, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.75 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about June 20, 2018 to depositary unit holders of record at the close of business on May 14, 2018.
During the three months ended March 31, 2018, we declared a quarterly distribution of $1.75 per depositary unit. Mr. Icahn and his affiliates elected to receive their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 91.0% of Icahn Enterprises' outstanding depositary units as of March 31, 2018. In connection with this distribution, aggregate cash distributions to all depositary unitholders was $24 million in April 2018.
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
Investment Segment Liquidity
During the three months ended March 31, 2018, affiliates of Mr. Icahn (excluding us and our subsidiaries) invested $280 million in the Investment Funds. In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.
Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of March 31, 2018, the Investment Funds' had a net long notional exposure of 18%. The Investment Funds' long exposure was 95% (93% long equity and 2% long credit and other) and its short exposure was 77% (74% short equity, 3% short credit and other).  The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at March 31, 2018.
Of the Investment Funds' 95% long exposure, 93% was comprised of the fair value of its long positions (with certain adjustments) and 2% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds' 77% short exposure, 4% was comprised of the fair value of our short positions and 73% was comprised of short credit default swap contracts and short broad market index swap derivative contracts.
With respect to both our long positions that are not notionalized (93% long exposure) and our short positions that are not notionalized (4% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our other short positions (73% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.
Other Segment Liquidity
Segment Cash and Cash Equivalents
Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Automotive	$278	$367
Energy	420	482
Railcar	100	100
Gaming	119	105
Metals	17	24
Mining	13	15
Food Packaging	54	16
Real Estate	29	30
Home Fashion	1	—
	$1,031	$1,139
Segment Borrowings and Availability
Segment debt consists of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Automotive	$3,499	$3,470
Energy	1,167	1,166
Railcar	539	546
Gaming	137	137
Metals	1	1
Mining	58	58
Food Packaging	271	273
Real Estate	21	22
Home Fashion	9	5
	$5,702	$5,678
Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for information concerning terms, restrictions and covenants pertaining to our subsidiaries' debt. As of March 31, 2018, our subsidiaries are in compliance with all debt covenants.
Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

March 31, 2018
(in millions)
Automotive	$494
Energy	347
Railcar	200
Food Packaging	8
Home Fashion	21
$1,070

The above outstanding debt and borrowing availability with respect to each of our segments reflects third-party obligations.
Subsidiary Dividends and Distributions to Non-Controlling Interests
During the three months ended March 31, 2018, our Energy and Railcar segments had dividends and distributions to non-controlling interests of $28 million and $3 million, respectively.
Accounts Receivable Factoring
Federal-Mogul's subsidiaries in Brazil, France, Germany, Italy, Canada and the United States are party to accounts receivable factoring and securitization facilities. Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," to the consolidated financial statements for further information.
Consolidated Cash Flows
Our Holding Company's cash flows are generally driven by payments and proceeds associated with our senior unsecured debt obligations and payments and proceeds associated with equity transactions with Icahn Enterprises' depositary unitholders. Additionally, our Holding Company's cash flows include transactions with our Investment and other operating segments. Our Investment segment's cash flows are primarily driven by investment transactions, which are included in net cash flows from operating activities due to the nature of its business, as well as contributions and distributions from Mr. Icahn and his affiliates (including Icahn Enterprises and Icahn Enterprises Holdings), which are included in net cash flow from financing activities. Our other operating segments' cash flows are driven by the activities and performance of each business as well as transactions with our Holding Company, as discussed below.
The following table summarizes cash flow information for the three months ended March 31, 2018 and 2017 for Icahn Enterprises' reporting segments and our Holding Company:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Operating Activities	Investing Activities	Financing Activities
	(in millions)
Holding Company	$(152)	$(175)	$—	$(142)	$(373)	$627
Investment	(424)	—	280	(593)	—	800

Other Operating Segments:
Automotive	(117)	(137)	169	62	(128)	92
Energy	25	(20)	(67)	137	(26)	(43)
Railcar	31	(2)	(29)	96	(57)	(87)
Gaming	35	(22)	1	17	28	(32)
Metals	(6)	(1)	—	(10)	(2)	12
Mining	—	(13)	11	13	(9)	—
Food Packaging	(2)	(5)	44	4	(27)	(1)
Real Estate	14	(1)	(14)	4	1	(4)
Home Fashion	1	(1)	5	1	(1)	—
Other operating segments	(19)	(202)	120	324	(221)	(63)
Total before eliminations	(595)	(377)	400	(411)	(594)	1,364
Eliminations	—	175	(175)	—	121	(121)
Consolidated	$(595)	$(202)	$225	$(411)	$(473)	$1,243
Eliminations
Eliminations in the table above relate to our Holding Company's transactions with our Investment and other operating segments. Our Holding Company's net investments in the Investments Funds were zero and $200 million for the three months ended March 31, 2018 and 2017, respectively, which are included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our Investment segment. Our Holding Company's net (investments in) distributions from our other operating segments were $(175) million and $79 million for the three months ended March 31, 2018 and 2017, respectively, which are included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our other operating segments.

Holding Company
Our Holding Company's cash flows from operating activities for each of the three months ended March 31, 2018 and 2017 were primarily attributable to our semi-annual interest payments on our senior unsecured notes.
Our Holding Company's cash flows from investing activities for the three months ended March 31, 2018 were due to an investment in our Automotive segment of $190 million and contributions to our Food Packaging segment in connection with Viskase's rights offering of $44 million, offset in part by dividends and distributions received from our Energy, Railcar and Real Estate segments aggregating $66 million. For the three months ended March 31, 2017, our Holding Company had net investments in the Investment Funds of $200 million and payments to acquire additional outstanding common stock of Federal-Mogul for $252 million, offset in part by dividends and distributions received from our Energy, Railcar and Real Estate segments aggregating $69 million.
Our Holding Company's cash flows from financing activities for the three months ended March 31, 2017 were due to aggregate proceeds from our rights offing of $612 million (which includes a contribution of $12 million from our general partner in order to maintain its aggregate 1.99% general partner interest in us) and net proceeds from our senior unsecured debt refinancings of $20 million.
Investment Segment
Our Investment segment's cash flows from operating activities for the comparable periods were attributable to its net investment transactions.
Our Investment segment's cash flows from financing activities for the comparable periods were due to net contributions from our Holding Company and Mr. Icahn and his affiliates. For the three months ended March 31, 2018, Mr. Icahn and his affiliates (excluding us) invested $280 million in the Investment Funds. For the three months ended March 31, 2017, our Holding Company invested $200 million in the Investment Funds and Mr. Icahn and his affiliates (excluding us) invested an additional $600 million in the Investment Funds.
Other Operating Segments
Our other operating segments' cash flows from operating activities were primarily attributable to net income before non-cash charges of $364 million and $384 million for the three months ended March 31, 2018 and 2017, respectively. Net income before non-cash charges represents net cash flows from operating activities before changes in operating assets and liabilities. The change in net cash provided by operating activities from our other operating segments in 2018 compared to 2017 was primarily attributable to changes in operating assets and liabilities, particularly from our Automotive and Energy segments. Changes in operating assets and liabilities in 2018 compared to 2017 were primarily due to increases and inventory and receivables for our Automotive segment and an increase in inventory and a decrease in RFS blending obligations for our Energy segment.
Our other operating segments cash flows from investing activities for the three months ended March 31, 2018 and 2017 were primarily due to capital expenditures. For the three months ended March 31, 2018, our Automotive segment's capital expenditures were $137 million, primarily related to investing in new facilities, upgrading existing products, continuing new product launches and other infrastructure and equipment costs. Our Railcar segment's capital expenditures were $19 million, primarily for railcars for lease and our Energy and Gaming segments had capital expenditures of $20 million and $23 million, respectively. For the three months ended March 31, 2017, our Automotive, Railcar, Energy and Gaming segments had capital expenditures of $111 million, $59 million, $24 million and $22 million, respectively
Our other operating segments cash flows from financing activities for the three months ended March 31, 2018 and 2017 were primarily due to contributions from us, dividends and distributions to us and non-controlling interests, and net debt transactions. For the three months ended March 31, 2018 and 2017, our other operating segments had net cash contributions from (distributions to) our Holding Company of $175 million and $(79) million, respectively, as described above. Distributions to non-controlling interests were $31 million and $10 million for the three months ended March 31, 2018 and 2017, respectively, primarily from our Energy, Railcar and Real Estate segments. In addition, for the three months ended March 31, 2018 and 2017, our other operating segments had net cash (repayments) proceeds from debt transactions of $(26) million and $30 million, respectively.
Consolidated Capital Expenditures
There have been no significant changes to our capital expenditures during the three months ended March 31, 2018 as compared to the estimated capital expenditures for 2018 as reported in our Annual Report on Form 10-K for the year ended December 31, 2017. Capital expenditures with respect to certain environmental matters are discussed in Note 16, "Commitments and Contingencies," to the condensed consolidated financial statements.

Consolidated Contractual Commitments and Contingencies
Other than certain debt transactions as described above, there have been no material changes to our contractual commitments and contingencies as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
Consolidated Off-Balance Sheet Arrangements
We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, see Note 6, “Financial Instruments," to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates
The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Effective January 1, 2018, we adopted FASB ASC Topic 606, Revenue from Contracts with Customers. Although this new standard is not expected to have a material impact on our ongoing results of operations, we determined that it was appropriate to identify our updated accounting policy as a critical accounting policy.
Except for the adoption of FASB ASC Topic 606 discussed above, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2018 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
Recently Issued Accounting Standards
Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," to the condensed consolidated financial statements for a discussion of recent accounting pronouncements applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Except as discussed below, information about our quantitative and qualitative disclosures about market risk did not differ materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of March 31, 2018, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $752 million, $30 million and $703 million, respectively. However, as of March 31, 2018, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 40% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 60% of the change in fair value.

Foreign Currency Exchange Rate Risk
Our predominant exposure to foreign currency exchange rate risk is related to our Automotive segment and the sensitivities to movements in the foreign currency exchange rate between the Euro and U.S. Dollar.
Automotive
Federal-Mogul issued notes in the amount €1,065 million during the year ended December 31, 2017. As of March 31, 2018, €731 million of these notes were designated as a net investment hedge in certain foreign subsidiaries and affiliates of Federal-Mogul. As such, an adverse change in foreign currency exchange rates will have no effect on earnings. For the portion of the debt not designated as a net investment hedge, Federal-Mogul has other natural hedges in place that will offset any adverse change in foreign currency exchange rates. A 10% adverse change in foreign currency exchange rates between the Euro and U.S. Dollar as of March 31, 2018 would increase the amount of cash required to settle the Euro Notes by approximately $131 million.

Item 4. Controls and Procedures.
As of March 31, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
Except for the risk factor disclosed below, there were no material changes to our risk factors during the three months ended March 31, 2018 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
In April 2018, we announced definitive agreements to sell Federal-Mogul and Tropicana. Following the closing of our contemplated sale of Federal-Mogul, it is likely that we would be considered an investment company but for an exemption under the Investment Company Act that would provide us up to one year to take steps to avoid becoming classified as an investment company. We expect to take steps to avoid becoming classified as an investment company during this exemption period, but no assurance can be made that we will successfully be able to take the steps necessary to avoid becoming classified as an investment company.
If we are unsuccessful, then we will be required to register as a registered investment company and will be are subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we currently operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies. In addition, if we become required to register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes, and would be subject to the tax consequences described under the caption, “Risk Factors - Risks Relating to Our Structure - We may become taxable as a corporation if we are no longer treated as a partnership for federal income tax purposes” in our Annual Report on Form 10-K for the year ended December 31, 2017.
If it were established that we were an investment company and did not register as an investment company when required to do so, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Membership Interest Purchase Agreement, dated April 10, 2018, by and among Tenneco Inc., Federal-Mogul LLC, American Entertainment Properties Corp., and Icahn Enterprises L.P. (incorporated by reference to Exhibit 2.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively) file April 10, 2018).

2.2
Agreement and Plan of Merger, dated April 15, 2018, by and among Eldorado Resorts, Inc., Delta Merger Sub, Inc., GLP Capital, L.P. and Tropicana Entertainment Inc. (incorporated by reference to Exhibit 2.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively) file April 16, 2018).

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

Date: May 3, 2018

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Peter Reck
Peter Reck, Chief Accounting Officer

Date: May 3, 2018