Form 10-Q
period 2018-06-30
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2018-08-02
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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
As of August 2, 2018, there were 182,190,734 of Icahn Enterprises' depositary units outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Cash and cash equivalents	$875	$1,264
Cash held at consolidated affiliated partnerships and restricted cash	350	766
Investments	8,706	10,038
Due from brokers	334	506
Accounts receivable, net	682	612
Inventories, net	1,951	1,805
Property, plant and equipment, net	6,253	6,364
Goodwill	336	334
Intangible assets, net	521	544
Assets held for sale	8,869	8,790
Other assets	1,313	778
Total Assets	$30,190	$31,801
LIABILITIES AND EQUITY
Accounts payable	$984	$1,001
Accrued expenses and other liabilities	1,009	1,033
Deferred tax liability	896	924
Unrealized loss on derivative contracts	460	1,275
Securities sold, not yet purchased, at fair value	368	1,023
Due to brokers	—	1,057
Liabilities held for sale	6,145	6,202
Debt	7,880	7,918
Total liabilities	17,742	20,433

Commitments and contingencies (Note 16)

Equity:
Limited partners: Depositary units: 182,190,734 units issued and outstanding at June 30, 2018 and 173,564,307 units issued and outstanding at December 31, 2017	5,645	5,341
General partner	(229)	(235)
Equity attributable to Icahn Enterprises	5,416	5,106
Equity attributable to non-controlling interests	7,032	6,262
Total equity	12,448	11,368
Total Liabilities and Equity	$30,190	$31,801

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:	(Unaudited)
Net sales	$2,919	$2,332	$5,356	$4,704
Other revenues from operations	210	265	406	524
Net gain from investment activities	409	314	842	184
Interest and dividend income	37	32	63	60
(Loss) gain on disposition of assets, net	(4)	1,523	—	1,523
Other income (loss), net	7	(1)	66	(31)
	3,578	4,465	6,733	6,964
Expenses:
Cost of goods sold	2,510	2,068	4,601	4,120
Other expenses from operations	162	172	313	325
Selling, general and administrative	352	307	697	622
Restructuring, net	1	2	3	2
Impairment	7	69	7	76
Interest expense	125	177	277	361
	3,157	2,795	5,898	5,506
Income from continuing operations before income tax benefit (expense)	421	1,670	835	1,458
Income tax benefit (expense)	12	(3)	(14)	5
Income from continuing operations	433	1,667	821	1,463
Income from discontinued operations	155	58	190	102
Net income	588	1,725	1,011	1,565
Less: net income attributable to non-controlling interests	279	172	565	30
Net income attributable to Icahn Enterprises	$309	$1,553	$446	$1,535

Net income attributable to Icahn Enterprises from:
Continuing operations	$164	$1,502	$272	$1,450
Discontinued operations	145	51	174	85
	$309	$1,553	$446	$1,535
Net income attributable to Icahn Enterprises allocable to:
Limited partners	$303	$1,522	$437	$1,504
General partner	6	31	9	31
	$309	$1,553	$446	$1,535
Basic and diluted income per LP unit:
Continuing operations	$0.90	$9.20	$1.52	$9.23
Discontinued operations	0.80	0.31	0.96	0.54
	$1.70	$9.51	$2.48	$9.77
Basic and diluted weighted average LP units outstanding	178	160	176	154
Cash distributions declared per LP unit	$1.75	$1.50	$3.50	$3.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Net income	$588	$1,725	$1,011	$1,565
Other comprehensive income (loss), net of tax:
Post-retirement benefits	6	5	17	10
Hedge instruments	(1)	3	(2)	3
Translation adjustments and other	(108)	13	(75)	108
Other comprehensive (loss) income, net of tax	(103)	21	(60)	121
Comprehensive income	485	1,746	951	1,686
Less: Comprehensive income attributable to non-controlling interests	270	175	559	39
Comprehensive income attributable to Icahn Enterprises	$215	$1,571	$392	$1,647

Comprehensive income attributable to Icahn Enterprises allocable to:
Limited partners	$211	$1,540	$384	$1,614
General partner	4	31	8	33
	$215	$1,571	$392	$1,647

Accumulated other comprehensive loss was $1,471 million and $1,411 million at June 30, 2018 and December 31, 2017, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	$(235)	$5,341	$5,106	$6,262	$11,368
Net income	9	437	446	565	1,011
Other comprehensive loss	(1)	(53)	(54)	(6)	(60)
Partnership distributions	(1)	(47)	(48)	—	(48)
Investment segment contributions	—	—	—	280	280
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(78)	(78)
Cumulative effect adjustment from adoption of accounting principle	(1)	(28)	(29)	—	(29)
Changes in subsidiary equity and other	—	(5)	(5)	9	4
Balance, June 30, 2018	$(229)	$5,645	$5,416	$7,032	$12,448

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	$(294)	$2,448	$2,154	$5,863	$8,017
Net income	31	1,504	1,535	30	1,565
Other comprehensive income	2	110	112	9	121
Partnership distributions	(1)	(39)	(40)	—	(40)
Partnership contributions	12	600	612	—	612
Investment segment contributions	—	—	—	600	600
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(24)	(24)
Cumulative effect adjustment from adoption of accounting principle	(1)	(46)	(47)	—	(47)
Changes in subsidiary equity and other	(2)	(93)	(95)	(179)	(274)
Balance, June 30, 2017	$(253)	$4,484	$4,231	$6,299	$10,530

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$1,011	$1,565
Adjustments to reconcile net income to net cash used in operating activities:
Income from discontinued operations	(190)	(102)
Net gain from securities transactions	(834)	(1,064)
Purchases of securities	(3,064)	(613)
Proceeds from sales of securities	5,217	1,841
Purchases to cover securities sold, not yet purchased	(1,119)	(220)
Proceeds from securities sold, not yet purchased	485	1,222
Changes in receivables and payables relating to securities transactions	(1,425)	(2,904)
Gain on disposition of assets, net	—	(1,523)
Depreciation and amortization	262	274
Impairment	7	76
Deferred taxes	8	(7)
Other, net	19	47
Changes in operating assets and liabilities	(1,091)	186
Net cash used in operating activities from continuing operations	(714)	(1,222)
Net cash provided by operating activities from discontinued operations	228	285
Net cash used in operating activities	(486)	(937)
Cash flows from investing activities:
Capital expenditures	(144)	(232)
Acquisition of businesses, net of cash acquired	(10)	(49)
Purchase of additional interests in consolidated subsidiaries	—	(254)
Proceeds from disposition of assets	20	1,226
Other, net	(6)	5
Net cash (used in) provided by investing activities from continuing operations	(140)	696
Net cash used in investing activities from discontinued operations	(255)	(181)
Net cash (used in) provided by investing activities	(395)	515
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	280	600
Partnership contributions	—	612
Partnership distributions	(48)	(40)
Proceeds from offering of subsidiary equity	6	—
Dividends and distributions to non-controlling interests in subsidiaries	(64)	(24)
Proceeds from Holding Company senior unsecured notes	—	1,195
Repayments of Holding Company senior unsecured notes	—	(1,175)
Proceeds from subsidiary borrowings	586	566
Repayments of subsidiary borrowings	(625)	(641)
Other, net	(21)	1
Net cash provided by financing activities from continuing operations	114	1,094
Net cash used in financing activities from discontinued operations	(58)	(21)
Net cash provided by financing activities	56	1,073
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(1)	1
Add back decrease in cash of assets held for sale	21	60
Net (decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	(805)	712
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	2,030	2,097
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$1,225	$2,809
See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Cash and cash equivalents	$875	$1,264
Cash held at consolidated affiliated partnerships and restricted cash	350	766
Investments	8,706	10,038
Due from brokers	334	506
Accounts receivable, net	682	612
Inventories, net	1,951	1,805
Property, plant and equipment, net	6,253	6,364
Goodwill	336	334
Intangible assets, net	521	544
Assets held for sale	8,869	8,790
Other assets	1,345	810
Total Assets	$30,222	$31,833
LIABILITIES AND EQUITY
Accounts payable	$984	$1,001
Accrued expenses and other liabilities	1,009	1,033
Deferred tax liability	896	924
Unrealized loss on derivative contracts	460	1,275
Securities sold, not yet purchased, at fair value	368	1,023
Due to brokers	—	1,057
Liabilities held for sale	6,145	6,202
Debt	7,884	7,923
Total liabilities	17,746	20,438

Commitments and contingencies (Note 16)

Equity:
Limited partner	5,728	5,420
General partner	(284)	(287)
Equity attributable to Icahn Enterprises Holdings	5,444	5,133
Equity attributable to non-controlling interests	7,032	6,262
Total equity	12,476	11,395
Total Liabilities and Equity	$30,222	$31,833

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:	(Unaudited)
Net sales	$2,919	$2,332	$5,356	$4,704
Other revenues from operations	210	265	406	524
Net gain from investment activities	409	314	842	184
Interest and dividend income	37	32	63	60
(Loss) gain on disposition of assets, net	(4)	1,523	—	1,523
Other income (loss), net	7	(1)	66	(31)
	3,578	4,465	6,733	6,964
Expenses:
Cost of goods sold	2,510	2,068	4,601	4,120
Other expenses from operations	162	172	313	325
Selling, general and administrative	352	307	697	622
Restructuring, net	1	2	3	2
Impairment	7	69	7	76
Interest expense	124	176	276	360
	3,156	2,794	5,897	5,505
Income from continuing operations before income tax benefit (expense)	422	1,671	836	1,459
Income tax benefit (expense)	12	(3)	(14)	5
Income from continuing operations	434	1,668	822	1,464
Income from discontinued operations	155	58	190	102
Net income	589	1,726	1,012	1,566
Less: net income attributable to non-controlling interests	279	172	565	30
Net income attributable to Icahn Enterprises Holdings	$310	$1,554	$447	$1,536

Net income attributable to Icahn Enterprises from:
Continuing operations	$165	$1,503	$273	$1,451
Discontinued operations	145	51	174	85
	$310	$1,554	$447	$1,536

Net income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$307	$1,539	$443	$1,521
General partner	3	15	4	15
	$310	$1,554	$447	$1,536

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Net income	$589	$1,726	$1,012	$1,566
Other comprehensive income (loss), net of tax:
Post-retirement benefits	6	5	17	10
Hedge instruments	(1)	3	(2)	3
Translation adjustments and other	(108)	13	(75)	108
Other comprehensive (loss) income, net of tax	(103)	21	(60)	121
Comprehensive income	486	1,747	952	1,687
Less: Comprehensive income attributable to non-controlling interests	270	175	559	39
Comprehensive income attributable to Icahn Enterprises Holdings	$216	$1,572	$393	$1,648

Comprehensive income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$214	$1,557	$389	$1,632
General partner	2	15	4	16
	$216	$1,572	$393	$1,648

Accumulated other comprehensive loss was $1,471 million and $1,411 million at June 30, 2018 and December 31, 2017, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	$(287)	$5,420	$5,133	$6,262	$11,395
Net income	4	443	447	565	1,012
Other comprehensive loss	—	(54)	(54)	(6)	(60)
Partnership distributions	(1)	(47)	(48)	—	(48)
Investment segment contributions	—	—	—	280	280
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(78)	(78)
Cumulative effect adjustment from adoption of accounting principle	—	(29)	(29)	—	(29)
Changes in subsidiary equity and other	—	(5)	(5)	9	4
Balance, June 30, 2018	$(284)	$5,728	$5,444	$7,032	$12,476

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	$(317)	$2,496	$2,179	$5,863	$8,042
Net income	15	1,521	1,536	30	1,566
Other comprehensive income	1	111	112	9	121
Partnership distributions	—	(40)	(40)	—	(40)
Partnership contributions	6	606	612	—	612
Investment segment contributions	—	—	—	600	600
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(24)	(24)
Cumulative effect adjustment from adoption of accounting principle	—	(47)	(47)	—	(47)
Changes in subsidiary equity and other	(1)	(94)	(95)	(179)	(274)
Balance, June 30, 2017	$(296)	$4,553	$4,257	$6,299	$10,556

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$1,012	$1,566
Adjustments to reconcile net income to net cash used in operating activities:
Income from discontinued operations	(190)	(102)
Net gain from securities transactions	(834)	(1,064)
Purchases of securities	(3,064)	(613)
Proceeds from sales of securities	5,217	1,841
Purchases to cover securities sold, not yet purchased	(1,119)	(220)
Proceeds from securities sold, not yet purchased	485	1,222
Changes in receivables and payables relating to securities transactions	(1,425)	(2,904)
Gain on disposition of assets, net	—	(1,523)
Depreciation and amortization	261	273
Impairment	7	76
Deferred taxes	8	(7)
Other, net	19	47
Changes in operating assets and liabilities	(1,091)	186
Net cash used in operating activities from continuing operations	(714)	(1,222)
Net cash provided by operating activities from discontinued operations	228	285
Net cash used in operating activities	(486)	(937)
Cash flows from investing activities:
Capital expenditures	(144)	(232)
Acquisition of businesses, net of cash acquired	(10)	(49)
Purchase of additional interests in consolidated subsidiaries	—	(254)
Proceeds from disposition of assets	20	1,226
Other, net	(6)	5
Net cash (used in) provided by investing activities from continuing operations	(140)	696
Net cash used in investing activities from discontinued operations	(255)	(181)
Net cash (used in) provided by investing activities	(395)	515
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	280	600
Partnership contributions	—	612
Partnership distributions	(48)	(40)
Proceeds from offering of subsidiary equity	6	—
Dividends and distributions to non-controlling interests in subsidiaries	(64)	(24)
Proceeds from Holding Company senior unsecured notes	—	1,195
Repayments of Holding Company senior unsecured notes	—	(1,175)
Proceeds from subsidiary borrowings	586	566
Repayments of subsidiary borrowings	(625)	(641)
Other, net	(21)	1
Net cash provided by financing activities from continuing operations	114	1,094
Net cash used in financing activities from discontinued operations	(58)	(21)
Net cash provided by financing activities	56	1,073
Effect of exchange rate changes on cash and cash equivalents	(1)	1
Add back decrease in cash of assets held for sale	21	60
Net (decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	(805)	712
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	2,030	2,097
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$1,225	$2,809
See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business.
Overview
Icahn Enterprises L.P. ("Icahn Enterprises") owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. ("Icahn Enterprises Holdings"). Icahn Enterprises G.P. Inc. ("Icahn Enterprises GP"), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2018. Icahn Enterprises Holdings and its subsidiaries own substantially all of the assets and liabilities of Icahn Enterprises and conduct substantially all of its operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to allocations of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises, as well as due to the carrying amount of deferred financing costs related to our senior unsecured notes. In addition to the above, Mr. Icahn and his affiliates owned approximately 91.3% of Icahn Enterprises' outstanding depositary units as of June 30, 2018.
References to "we," "our" or "us" herein include both Icahn Enterprises and Icahn Enterprises Holdings and their subsidiaries, unless the context otherwise requires.
Description of Continuing Operating Businesses
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Railcar, Metals, Mining, Food Packaging, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with our Holding Company. See Note 11, "Segment Reporting," for a reconciliation of each of our reporting segment's results of operations to our consolidated results. Certain additional information with respect to our segments is discussed below.
Investment
Our Investment segment is comprised of various private investment funds ("Investment Funds") in which we have general partner interests and through which we invest our proprietary capital. We and certain of Mr. Icahn's wholly owned affiliates are the only investors in the Investment Funds. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $3.3 billion and $3.0 billion as of June 30, 2018 and December 31, 2017, respectively.
Automotive
We conduct our Automotive segment through our wholly owned subsidiary Icahn Automotive Group LLC ("Icahn Automotive"). Icahn Automotive is engaged in the retail and wholesale distribution of automotive parts in the aftermarket as well as providing automotive repair and maintenance services to its customers.
Energy
We conduct our Energy segment through our majority ownership in CVR Energy, Inc. ("CVR Energy"). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining L.P. ("CVR Refining") and CVR Partners L.P. ("CVR Partners"), respectively. CVR Refining is a petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of ammonia and urea ammonium nitrate. As of June 30, 2018, CVR Energy owned 100% of each of the general partners of CVR Refining and CVR Partners and approximately 66% and 34% of the common units of CVR Refining and CVR Partners, respectively.
As of June 30, 2018, we owned approximately 82.0% of the total outstanding common stock of CVR Energy. In addition, as of June 30, 2018, we directly owned approximately 3.9% of the total outstanding common units of CVR Refining.
In June 2018, CVR Energy commenced an exchange offer to acquire additional common units of CVR Refining in exchange for shares of CVR Energy common stock. The exchange offer expired on July 27, 2018. A total of 21,625,106 common units of CVR Refining were validly tendered and not properly withdrawn, which, together with the common units already owned by CVR Energy and its affiliates (including affiliates of Icahn Enterprises L.P.), represent approximately 84.5% of CVR Refining’s outstanding common units. All of the common units that were validly tendered and not properly withdrawn

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

have been exchanged for 13,699,505 shares of CVR Energy common stock. As a result, effective July 27, 2018, we owned approximately 70.8% of the total outstanding common stock of CVR Energy.
Railcar
We conduct our Railcar segment through our majority ownership in American Railcar Industries, Inc. ("ARI") and, prior to its sale on June 1, 2017, our wholly owned subsidiary American Railcar Leasing, LLC ("ARL"). As of June 30, 2018, we owned approximately 62.2% of the total outstanding common stock of ARI.
ARI is a North American designer and manufacturer of hopper and tank railcars. ARI provides its railcar customers with integrated solutions through a comprehensive set of high-quality products and related services through its manufacturing, railcar leasing and railcar services operations. ARI's manufacturing consists of railcar manufacturing and railcar and industrial component manufacturing. ARI's railcar leasing business consists of railcars built by ARI leased to third parties under operating leases. ARI's railcar services consist of railcar repair, engineering and field services.
Metals
We conduct our Metals segment through our indirect wholly owned subsidiary PSC Metals LLC, f/k/a, PSC Metals, Inc. (“PSC Metals”). PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers.
Mining
We conduct our Mining segment through our majority ownership in Ferrous Resources Ltd. ("Ferrous Resources"). As of June 30, 2018, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources. Ferrous Resources acquired certain rights to iron ore mineral resources in Brazil and develops mining operations and related infrastructure to produce and sell iron ore products to the global steel industry.
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
Real Estate
Our Real Estate operations consist of rental real estate, property development and associated club activities. Our rental real estate operations consist primarily of office and industrial properties leased to single corporate tenants. Our property development operations are run primarily through a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development. Our property development locations also operate golf and club operations.
Home Fashion
We conduct our Home Fashion segment through our indirect wholly owned subsidiary, WestPoint Home LLC (“WPH”). WPH's business consists of manufacturing, sourcing, marketing, distributing and selling home fashion consumer products.
Description of Discontinued Operating Businesses
As of June 30, 2018, we also operated discontinued operations previously reported in our Automotive and former Gaming segments as discussed below. In addition, see Note 12, "Discontinued Operations," for additional information with respect to our discontinued operating businesses.
Automotive
Our discontinued Automotive operations consists of our wholly owned subsidiary Federal-Mogul LLC ("Federal-Mogul"). During January 2017, we increased our ownership in Federal-Mogul from 82.0% to 100% for an aggregate purchase price of $305 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

On April 10, 2018, we announced a definitive agreement to sell Federal-Mogul to Tenneco Inc. ("Tenneco") for approximately $5.4 billion, comprised of $800 million in cash and 29.5 million shares of Tenneco common stock, of which 23.8 million shares will be non-voting shares that will convert to voting shares if and when sold. There will be restrictions on how many shares of Tenneco common stock can be sold by us within the first 150 days after the closing of the sale. In addition, under this agreement, Tenneco can reduce the amount of non-voting shares of common stock by up to 7.3 million shares and increase the cash consideration proportionately at closing. The voting and non-voting shares of Tenneco common stock will have the same economic value. All of Federal-Mogul's outstanding debt at the time of closing will be assumed by Tenneco. We expect the sale to close in the second half of 2018, subject to regulatory approvals, approval by Tenneco shareholders and other customary closing conditions. This agreement is also subject to a $200 million termination clause. Following the close of this transaction, we will own a non-controlling interest in Tenneco which we will value using the fair value option. This transaction met all the criteria to be classified as held for sale on April 10, 2018 upon execution of the definitive agreement.
Gaming
Our discontinued Gaming operations consists of our majority ownership in Tropicana Entertainment Inc. ("Tropicana") and the Trump Taj Mahal Casino Resort ("Taj Mahal"). As of June 30, 2018, we owned approximately 83.9% of the total outstanding common stock of Tropicana.
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
Taj Mahal closed in October 2016 and was subsequently sold on March 31, 2017.

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
As discussed above, in April 2018, we announced definitive agreements to sell Federal-Mogul and Tropicana. Following the closing of our contemplated sale of Federal-Mogul, it is likely that we would be considered an investment company but for an exemption under the '40 Act that would provide us up to one year to take steps to avoid becoming classified as an investment company. We expect to take steps to avoid becoming classified as an investment company during this exemption period, but no assurance can be made that we will successfully be able to take the steps necessary to avoid becoming classified as an investment company.
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
Principles of Consolidation
As of June 30, 2018, our condensed consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to variable interest entities ("VIEs") in which we are the primary beneficiary. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights, which are the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners, held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs.
Except for our Investment segment, for those investments in which we own 50% or less but greater than 20%, we generally account for such investments using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method.
Discontinued Operations and Held For Sale
As discussed above, in April 2018, we announced separate definitive agreements to sell Federal-Mogul and Tropicana, each of which are considered separate disposal groups. Each transaction met the criteria to be classified as discontinued operations in the second quarter of 2018. As a result, in accordance with U.S. GAAP, the assets and liabilities of each disposal group have been reclassified to held for sale and their respective results of operations have been reclassified to discontinued operations for all periods presented. Each disposal group is reported at the lesser of carrying value or fair value less cost to sell.
Reclassifications
In connection with our adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-18, Restricted Cash, as discussed below, our net cash used in operating activities for the six months ended June 30, 2017 was decreased by $215 million.
In connection with our adoption of FASB ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as discussed below, we decreased our selling, general and administrative costs by $1 million and decreased other income, net by $1 million for the three months ended June 30, 2017. For the six months ended June 30, 2017, we decreased our selling, general and administrative costs by $2 million and decreased other income, net by $2 million.
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

	June 30, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$286	$223
Cash held at consolidated affiliated partnerships and restricted cash	316	734
Investments	8,215	9,615
Due from brokers	334	506
Property, plant and equipment, net	3,098	3,191
Inventories, net	433	385
Intangible assets, net	288	298
Other assets	840	48
Accounts payable, accrued expenses and other liabilities	934	1,816
Securities sold, not yet purchased, at fair value	368	1,023
Due to brokers	—	1,057
Debt	1,167	1,166
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
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2018 was approximately $7.9 billion and $8.0 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2017 was approximately $7.9 billion and $8.2 billion, respectively.
Cash Flow
Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.
Restricted Cash
Our restricted cash balance was $286 million and $574 million as of June 30, 2018 and December 31, 2017, respectively.
Revenue From Contracts With Customers and Contract Balances
As discussed below, on January 1, 2018, we adopted FASB ASC Topic 606, Revenue from Contracts with Customers. Due to the nature of our business, we derive revenue from various sources in various industries. Investment segment and Holding Company revenues are not in scope of FASB ASC Topic 606. Railcar leasing and Real Estate leasing revenues are also not in scope of FASB ASC Topic 606. The following is a summary of our revenue recognition that is in scope of FASB ASC Topic 606 for certain of our reporting segments. In addition, we present disaggregated revenue information in Note 11, "Segment Reporting."

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Automotive
Revenue:   Our Automotive segment recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Our Automotive segment revenue from retail and commercial sales is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. Automotive service revenues are recognized on completion of the service and consist of products and the labor charged for installing products or maintaining or repairing vehicles. Automotive services labor revenues are included in other revenues from operations in our condensed consolidated statements of operations, however, the sale of any installed parts or materials related to automotive services are included in net sales. Our Automotive segment recognizes revenues from extended warranties offered to its customers on tires its sells, including lifetime warranties for road hazard assistance (recognized over 3 years) and 1-year, 3-year and lifetime plans for alignments (recognized over 1 year, 3 years and 5 years, respectively), for which it receives payment upfront. Revenues from extended warranties are recognized over the term of the warranty contract with the satisfaction of its performance obligations measured using the output method. Our Automotive segment recognizes revenues from franchise fees, which it receives payment upfront, and franchise royalties, for which it receives payment over time. Revenues from upfront franchise fees are recognized at the time the store opens, as that is when our Automotive segment's performance obligations are deemed complete, and revenues from franchise royalties are recognized in the period in which royalties are earned, generally based on a percentage of franchise sales.
Contract balances:   Our Automotive segment has deferred revenue with respect to extended warranty plans of $42 million and $42 million as of June 30, 2018 and January 1, 2018, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For the three and six months ended June 30, 2018, our Automotive segment recorded revenue of $6 million and $12 million, respectively, with respect to deferred revenue outstanding as of January 1, 2018. For deferred revenue outstanding as of June 30, 2018, our Automotive segment expects to recognize approximately $30 million in 2019 and thereafter.
Energy
Revenue: Our Energy segment revenues from the sale of petroleum products are recorded upon delivery of the products to customers, which is the point at which title is transferred and the customer has assumed the risk of loss. This generally takes place as product passes into the pipeline, as a product transfer order occurs within a pipeline system, or as product enters equipment or locations supplied or designated by the customer. For our Energy segment's nitrogen fertilizer products sold, revenues are recorded at the point in time at which the customer obtains control of the product, which is generally upon delivery and acceptance by the customer. Nitrogen fertilizer products are sold on a wholesale basis under a contract or by purchase order. Excise and other taxes collected from customers and remitted to governmental authorities by our Energy segment are not included in reported revenues.
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
Contract balances:   Our Energy segment's deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $11 million and $34 million as of June 30, 2018 and December 31, 2017, respectively, which is included in accrued expense and other liabilities on the condensed consolidated balance sheets. For the three and six months ended June 30, 2018, our Energy segment recorded revenue of $20 million and $32 million, respectively, with respect to deferred revenue outstanding as of January 1, 2018.

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
As of June 30, 2018, our Railcar segment had $241 million of remaining performance obligations for contractual commitments from customers for which work is partially completed. Our Railcar segment expects to recognize approximately $98 million of these performance obligations as revenue during the remainder of 2018 and an additional $143 million thereafter. There was no revenue recognized for the three and six months ended June 30, 2018 from performance obligations satisfied, or partially satisfied, in previous periods due to the adoption of FASB ASC Topic 606.
Contract balances:  ARI bills its customers once services have been rendered or products have been delivered and ARI has an unconditional right to consideration as only the passage of time is required before payment of that consideration is due. The contract assets that ARI maintains are related to unbilled revenues recognized on repair services that have been performed but the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. Contract liabilities represent deferred revenue related to railcar manufacturing and repair services. Our Railcar segment contract assets and liabilities are not material.
Adoption of New Accounting Standards
Revenue Accounting Standards Updates
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 and 2017 to FASB ASC Topic 606 that include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. We adopted these new standards on January 1, 2018 using the modified retrospective application method which required a cumulative effect adjustment recognized in equity at such date. The standard has been applied to all contracts at the date of initial application. No adjustment to revenue for periods prior to adoption were required. We have not identified any material differences in our revenue recognition methods that required modification under the new standards. Additionally, our internal control framework did not materially change as a result of the adoption of these new standards. The impact of adopting these new standards on our condensed consolidated financial statements is a cumulative effect adjustment to decrease our equity attributable to Icahn Enterprises and Icahn Enterprises Holdings as of January 1, 2018 by $29 million, primarily relating to our Automotive segment.
As of January 1, 2018, our Automotive segment increased accrued expenses and other liabilities by $42 million and decreased deferred tax liabilities by $10 million for certain extended warranties to reflect the revenues from these plans as deferred revenue. Previously, revenues from these plans were recognized upfront. Our Automotive segment also recognizes revenue from the sale of goods on a drop ship basis. Previously, revenues from these transactions were recognized gross. For the three months ended June 30, 2018, net sales and costs of goods sold would have been higher by $16 million and $16 million, respectively, under prior accounting principles. For the six months ended June 30, 2018, net sales and cost of goods sold would have been higher by $32 million and $32 million, respectively.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition to the above, we increased assets by an aggregate of $32 million and increased liabilities by $29 million as of January 1, 2018, primarily assets and liabilities held for sale, respectively. For the three and six months ended June 30, 2018, the impact on revenues would have been immaterial under prior accounting principles.
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
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases. This ASU requires the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. In addition, among other changes to the accounting for leases, this ASU retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. Furthermore, quantification and qualitative disclosures, including disclosures regarding significant judgments made by management, will be required. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this ASU should be applied using a modified retrospective approach. Early application is permitted. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Topic 842), which provides an additional (and optional) transition method to adopt the new leases standard. We anticipate adopting the new leases standard using the new transition method option effective January 1, 2019, which will require adopting the new leases standard at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of equity in the period of adoption instead of the earliest period presented. In addition, prior period presentation and disclosure will not be adjusted. We believe the most significant impact will relate to the recognition of right-of-use assets and lease liabilities on our condensed consolidated balance sheets for long-term operating leases primarily within our Automotive segment. We anticipate our assessment and implementation plan to be ongoing during the remainder of 2018 and continue to evaluate the impact of this standard on our condensed consolidated financial statements.
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
Investment Funds
During the six months ended June 30, 2018 and 2017, Mr. Icahn and his affiliates (excluding us) invested $280 million and $600 million, respectively, in the Investment Funds, net of redemptions. As of June 30, 2018 and December 31, 2017, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $5.1 billion and $4.4 billion, respectively, representing approximately 60% and 59% of the Investment Funds' assets under management as of each respective date.
We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended June 30, 2018 and 2017, $2 million and $3 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement and for the six months ended June 30, 2018 and 2017, such allocation was $2 million and $5 million, respectively.
Hertz Global Holdings, Inc.
As discussed in Note 4, "Investments and Related Matters," the Investment Funds have an investment in the common stock of Hertz Global Holdings, Inc. ("Hertz") measured at fair value that would have otherwise been subject to the equity method of accounting. Icahn Automotive provides services to Hertz in the ordinary course of business. For the three months ended June 30, 2018 and 2017, revenue from Hertz was $10 million and $3 million, respectively, and $18 million and $5

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

million for the six months ended June 30, 2018 and 2017, respectively. Additionally, Federal-Mogul had payments to Hertz in the ordinary course of business of $1 million and $1 million for the three and six months ended June 30, 2018, respectively.
For the six months ended June 30, 2018, the Investment Funds purchased shares of a certain investment from Hertz in the amount of $36 million.
In addition to our transactions with Hertz disclosed above, in January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Auto Leasing LLC ("767 Leasing"), a joint venture created to purchase vehicles for lease, the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement has an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises' audit committee. Due to the nature of our involvement with 767 Leasing, which includes guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing is a variable interest entity. Furthermore, we determined that we are not the primary beneficiary as we do not have the power to direct the activities of 767 Leasing that most significantly impact its economic performance. Therefore, we do not consolidate the results of 767 Leasing. As of June 30, 2018, we had an investment in 767 Leasing of $10 million. For the three and six months ended June 30, 2018, purchases from Hertz by 767 Leasing were $7 million.
ACF Industries, Inc.
Our Railcar segment has certain transactions with ACF Industries LLC ("ACF"), an affiliate of Mr. Icahn, under various agreements, as well as on a purchase order basis. ACF is a manufacturer and fabricator of specialty railcar parts and miscellaneous steel products. Agreements and transactions with ACF include the following:
•Railcar component purchases from ACF;
•Railcar parts purchases from and sales to ACF;
•Railcar purchasing and engineering services agreements with ACF;
•Lease of certain intellectual property to ACF;
•Railcar repair services and support for ACF; and
•Railcar purchases from ACF.
Purchases from ACF were $1 million and $2 million for the three months ended June 30, 2018 and 2017, respectively, and $2 million and $4 million for the six months ended June 30, 2018 and 2017, respectively. For each of the three and six months ended June 30, 2018 and 2017, revenues from ACF were not material.
Insight Portfolio Group LLC
Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises Holdings has a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of ours, including Federal-Mogul, CVR Energy, PSC Metals, ARI, ARL (prior to June 1, 2017), Tropicana, Viskase and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also have minority equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. For the three months ended June 30, 2018 and 2017, we and certain of our subsidiaries paid certain of Insight Portfolio Group's operating expenses of $1 million and $1 million, and for the six months ended June 30, 2018 and 2017, such expenses paid were $2 million and $1 million, respectively, in respect to certain of Insight Portfolio Group's operating expenses.

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

	June 30, 2018	December 31, 2017
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$693	$1,170
Consumer, non-cyclical	2,277	2,551
Consumer, cyclical	1,471	777
Energy	1,606	1,489
Financial	529	2,185
Technology	1,169	833
Other	226	372
	7,971	9,377
Corporate debt securities	161	155
	$8,132	$9,532
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$74	$101
Consumer, cyclical	104	667
Energy	113	110
Industrial	77	110
	368	988
Corporate debt securities	—	35
	$368	$1,023
The portion of trading gains that relates to trading securities still held by our Investment segment was $345 million and $388 million for the three months ended June 30, 2018 and 2017, respectively, and $397 million and $622 million for the six months ended June 30, 2018 and 2017, respectively.
As of June 30, 2018, the Investment Funds owned approximately 27.9% of the outstanding common stock of Hertz. Our Investment segment recorded net losses of $106 million and $142 million for the three months ended June 30, 2018 and 2017, respectively, and net losses of $158 million and $236 million for the six months ended June 30, 2018 and 2017, respectively, with respect to its investment in Hertz. As of June 30, 2018 and December 31, 2017, the aggregate fair value of our Investment segment's investment in Hertz was $359 million and $517 million, respectively.
The Investment Funds also owned approximately 17.1% of the outstanding common stock of Herbalife Ltd. ("Herbalife") as of June 30, 2018. We are deemed to have significant influence with respect to our investment in Herbalife after considering the collective ownership in Herbalife by us and affiliates of Mr. Icahn, as well as our collective representation on the board of directors of Herbalife. Our Investment segment recorded net gains of $173 million and $241 million for the three months ended June 30, 2018 and 2017, respectively, and net gains of $717 million and $423 million for the six months ended June 30, 2018

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

and 2017, respectively, with respect to its investment in Herbalife. As of June 30, 2018 and December 31, 2017, the aggregate fair value of our Investment segment's investment in Herbalife was approximately $1.5 billion and $1.2 billion, respectively.
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
Other Segments
With the exception of certain equity method investments at our operating subsidiaries disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Equity method investments	$114	$106
Other investments (measured at fair value)	460	400
	$574	$506

5.	Fair Value Measurements.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments (Note 4)	$7,972	$275	$333	$8,580	$9,378	$264	$278	$9,920
Derivative contracts, at fair value (Note 6)(1)	10	17	—	27	—	—	—	—
	$7,982	$292	$333	$8,607	$9,378	$264	$278	$9,920
Liabilities
Securities sold, not yet purchased (Note 4)	$368	$—	$—	$368	$988	$35	$—	$1,023
Other liabilities	—	11	—	11	—	1	—	1
Derivative contracts, at fair value (Note 6)	—	460	—	460	36	1,239	—	1,275
	$368	$471	$—	$839	$1,024	$1,275	$—	$2,299

(1)	Amounts are classified within other assets in our condensed consolidated balance sheets.

Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Balance at January 1	$278	$207
Net unrealized gains	55	17
Balance at June 30	$333	$224
Net unrealized gains during the six months ended June 30, 2018 and 2017 relate to a certain equity investment which is considered a Level 3 investment due to unobservable market data and is measured at fair value on a recurring basis. We determined the fair value of this investment based on recent market transactions. As of June 30, 2018 and December 31, 2017, the fair value of this investment was $329 million and $274 million, respectively.
Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
Certain assets measured at fair value using Level 3 inputs on a non-recurring basis have been impaired. During the three and six months ended June 30, 2018, we recorded impairment charges of $7 million relating to property, plant and equipment, and during the six months ended June 30, 2017, we recorded impairment charges of $2 million relating to property, plant and equipment. We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize. In addition, during the three and six months ended June 30, 2017, we recorded a loss of $2 million and $7 million, respectively, from marking inventory down to net realizable value at our Automotive segment. Additionally, in connection with our reclassification of certain railcars leased to others from held and used to assets held for sale, we recorded an impairment charge at our Railcar segment of $67 million for each of the three and six months ended June 30, 2017. Refer to Note 11, "Segment Reporting," for total impairment recorded by each of our segments.

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
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

contingent features that are in a liability position at June 30, 2018 and December 31, 2017 was zero and $17 million, respectively.
The following table summarizes the volume of our Investment segment's derivative activities based on their notional exposure, categorized by primary underlying risk:

	June 30, 2018		December 31, 2017
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Equity contracts	$239	$6,850	$243	$6,660
Credit contracts(1)	—	—	—	391
Commodity contracts	—	237	—	634

(1)
The short notional amount on our credit default swap positions was approximately $2.5 billion as of December 31, 2017. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $391 million as of December 31, 2017.

Energy
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the condensed consolidated balance sheets with changes in fair value currently recognized in the condensed consolidated statements of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. CVR Refining did not have open commodity swap instruments at June 30, 2018. At December 31, 2017, CVR Refining had open commodity swap instruments consisting of 14 million barrels of crack spreads, primarily to fix the margin on a portion of its future gasoline and distillate production. Additionally, as of June 30, 2018 and December 31, 2017, CVR Refining had open forward purchase and sale commitments for 4 million barrels and 6 million barrels, respectively, of Canadian crude oil priced at fixed differentials that are not considered probable of physical settlement and are accounted for as derivatives.
Consolidated Derivative Information
Certain derivative contracts executed by the Investment Funds with a single counterparty or by our Energy segment with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts, are reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported in either other assets or accrued expenses and other liabilities in our condensed consolidated balance sheets.
The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments in accordance with U.S GAAP:

Derivatives Not Designated as Hedging Instruments	Asset Derivatives(1)		Liability Derivatives
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(in millions)
Equity contracts	$16	$—	$433	$1,159
Credit contracts	—	—	—	17
Commodity contracts	16	7	32	106
Sub-total	32	7	465	1,282
Netting across contract types(2)	(5)	(7)	(5)	(7)
Total(2)	$27	$—	$460	$1,275

(1)	Net asset derivatives are classified within other assets in our condensed consolidated balance sheets.

(2)
Excludes netting of cash collateral received and posted. The total collateral posted at June 30, 2018 and December 31, 2017 was $252 million and $542 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash on the condensed consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
Derivatives Not Designated as Hedging Instruments	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Equity contracts	$(147)	$(262)	$(89)	$(835)
Credit contracts	—	8	53	(17)
Commodity contracts	19	(11)	114	(16)
	$(128)	$(265)	$78	$(868)

(1)
Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments. Gains (losses) recognized on derivatives for our Investment segment were $(139) million and $(265) million for the three months ended June 30, 2018 and 2017, respectively, and $8 million and $(880) million for the six months ended June 30, 2018 and 2017, respectively. Gains recognized on derivatives for our other segments were $11 million and zero for the three months ended June 30, 2018 and 2017, respectively, and $70 million and $12 million for the six months ended June 30, 2018 and 2017, respectively.

Non-Derivative Instruments Designated as Hedging Instruments
As of June 30, 2018 and December 31, 2017, Federal-Mogul had foreign currency denominated debt (included in liabilities held for sale on our condensed consolidated balance sheets), of which $845 million and $884 million, respectively, was designated as a net investment hedge in certain foreign subsidiaries and affiliates of Federal-Mogul. Changes to its carrying value are included in other comprehensive loss as translation adjustments and other. The amount recognized in accumulated other comprehensive loss was a gain (loss) of $1 million and $(60) million for the three months ended June 30, 2018 and 2017, respectively, and $(23) million and $(46) million for the six months ended June 30, 2018 and 2017, respectively.

7.	Inventories, Net.
Inventories, net consists of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Raw materials	$304	$252
Work in process	136	127
Finished goods	1,511	1,426
	$1,951	$1,805

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$322	$—	$322	$320	$—	$320
Railcar	7	—	7	7	—	7
Food Packaging	7	—	7	7	—	7
	$336	$—	$336	$334	$—	$334

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible assets, net consists of the following:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$397	$(125)	$272	$397	$(115)	$282
Developed technology	4	(4)	—	4	(4)	—
In-place leases	121	(97)	24	121	(92)	29
Gasification technology license	60	(15)	45	60	(14)	46
Other	150	(32)	118	149	(24)	125
	$732	$(273)	$459	$731	$(249)	$482
Indefinite-lived intangible assets:
Trademarks and brand names			$62			$62
Intangible assets, net			$521			$544
Amortization expense associated with definite-lived intangible assets was $12 million and $9 million for the three months ended June 30, 2018 and 2017, respectively, and $24 million and $18 million for the six months ended June 30, 2018 and 2017, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

9.	Debt.
Debt consists of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Holding Company:
6.000% senior unsecured notes due 2020	$1,703	$1,703
5.875% senior unsecured notes due 2022	1,342	1,342
6.250% senior unsecured notes due 2022	1,215	1,216
6.750% senior unsecured notes due 2024	498	498
6.375% senior unsecured notes due 2025	747	748
	5,505	5,507
Reporting Segments:
Automotive	324	340
Energy	1,167	1,166
Railcar	533	546
Metals	1	1
Mining	54	58
Food Packaging	270	273
Real Estate	20	22
Home Fashion	6	5
	2,375	2,411
Total Debt	$7,880	$7,918

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Net Income Per LP Unit.
The components of the computation of basic and diluted income (loss) per LP unit from continuing and discontinued operations of Icahn Enterprises are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except per unit data)
Net income attributable to Icahn Enterprises from continuing operations	$164	$1,502	$272	$1,450
Net income attributable to Icahn Enterprises from continuing operations allocable to limited partners (98.01% allocation)	$161	$1,472	$267	$1,421
Net income attributable to Icahn Enterprises from discontinued operations allocable to limited partners	$142	$50	$170	$83

Basic and diluted income per LP unit:
Continuing operations	$0.90	$9.20	$1.52	$9.23
Discontinued operations	0.80	0.31	0.96	0.54
	$1.70	$9.51	$2.48	$9.77
Basic and diluted weighted average LP units outstanding	178	160	176	154
Icahn Enterprises Rights Offering
In January 2017, Icahn Enterprises commenced a rights offering entitling holders of the rights to acquire newly issued depositary units of Icahn Enterprises. In connection with this rights offering, we received proceeds of $600 million during the six months ended June 30, 2017.
LP Unit Distribution
On February 27, 2018, Icahn Enterprises declared a quarterly distribution in the amount of $1.75 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units.
On May 2, 2018, Icahn Enterprises declared a quarterly distribution in the amount of $1.75 per depositary unit in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units.
As a result of the above distributions declared, during the six months ended June 30, 2018, Icahn Enterprises distributed an aggregate 8,608,269 depositary units to unit holders electing to receive depositary units, of which an aggregate of 8,494,768 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders was $47 million during the three and six months ended June 30, 2018.
2017 Incentive Plan
During the three months ended June 30, 2018 and 2017, Icahn Enterprises distributed 3,087 and 2,358 depositary units, respectively, and 18,158 and 3,030 depositary units during the six months ended June 30, 2018 and 2017, respectively, net of payroll withholdings, with respect to certain restricted depositary units and deferred unit awards that vested during the period in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan ("2017 Incentive Plan"). The aggregate impact of the 2017 Incentive Plan is not material with respect to our condensed consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

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
Condensed Statements of Operations
Icahn Enterprises' condensed statements of operations by reporting segment are presented below. Icahn Enterprises Holdings' condensed statements of operations are substantially the same, with immaterial differences relating to our Holding Company's interest expense.

	Three Months Ended June 30, 2018
	Investment	Automotive	Energy	Railcar	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$602	$1,914	$90	$132	$26	$104	$6	$45	$—	$2,919
Other revenues from operations	—	135	—	57	—	—	—	18	—	—	210
Net gain (loss) from investment activities	372	—	—	(1)	—	—	—	—	—	38	409
Interest and dividend income	28	—	1	1	—	—	—	5	—	2	37
(Loss) gain on disposition of assets, net	—	—	(5)	1	(1)	1	—	—	—	—	(4)
Other (loss) income, net	(1)	—	12	—	—	4	(7)	—	1	(2)	7
	399	737	1,922	148	131	31	97	29	46	38	3,578
Expenses:
Cost of goods sold	—	384	1,776	84	124	19	80	4	39	—	2,510
Other expenses from operations	—	117	—	32	—	—	—	13	—	—	162
Selling, general and administrative	1	258	39	11	4	6	15	4	9	5	352
Restructuring, net	—	—	—	—	—	—	—	—	1	—	1
Impairment	—	3	—	4	—	—	—	—	—	—	7
Interest expense	1	5	27	6	—	—	3	—	—	83	125
	2	767	1,842	137	128	25	98	21	49	88	3,157
Income (loss) from continuing operations before income tax benefit (expense)	397	(30)	80	11	3	6	(1)	8	(3)	(50)	421
Income tax benefit (expense)	—	12	(12)	(4)	—	(1)	—	—	—	17	12
Net income (loss) from continuing operations	397	(18)	68	7	3	5	(1)	8	(3)	(33)	433
Less: net income (loss) from continuing operations attributable to non-controlling interests	240	—	26	3	—	1	(1)	—	—	—	269
Net income (loss) from continuing operations attributable to Icahn Enterprises	$157	$(18)	$42	$4	$3	$4	$—	$8	$(3)	$(33)	$164

Supplemental information:
Capital expenditures	$—	$18	$22	$5	$1	$10	$6	$1	$2	$—	$65
Depreciation and amortization(1)	$—	$22	$72	$16	$4	$2	$6	$5	$2	$—	$129

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2017
	Investment	Automotive	Energy	Railcar	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$569	$1,434	$55	$102	$22	$99	$6	$45	$—	$2,332
Other revenues from operations	—	125	—	121	—	—	—	19	—	—	265
Net gain from investment activities	294	—	—	2	—	—	—	—	—	18	314
Interest and dividend income	27	—	—	1	—	1	—	—	—	3	32
Gain (loss) on disposition of assets, net	—	3	(1)	1,521	—	—	—	—	—	—	1,523
Other income (loss), net	—	—	—	—	—	1	(2)	—	—	—	(1)
	321	697	1,433	1,700	102	24	97	25	45	21	4,465
Expenses:
Cost of goods sold	—	372	1,416	50	98	13	75	4	40	—	2,068
Other expenses from operations	—	120	—	39	—	—	—	13	—	—	172
Selling, general and administrative	3	212	32	15	4	2	16	5	9	9	307
Restructuring, net	—	—	—	—	—	—	2	—	—	—	2
Impairment	—	2	—	67	—	—	—	—	—	—	69
Interest expense	45	4	27	15	—	1	4	1	—	80	177
	48	710	1,475	186	102	16	97	23	49	89	2,795
Income (loss) from continuing operations before income tax benefit (expense)	273	(13)	(42)	1,514	—	8	—	2	(4)	(68)	1,670
Income tax benefit (expense)	—	11	13	(507)	1	(2)	—	—	—	481	(3)
Net income (loss) from continuing operations	273	(2)	(29)	1,007	1	6	—	2	(4)	413	1,667
Less: net income (loss) from continuing operations attributable to non-controlling interests	176	—	(16)	4	—	1	—	—	—	—	165
Net income (loss) from continuing operations attributable to Icahn Enterprises	$97	$(2)	$(13)	$1,003	$1	$5	$—	$2	$(4)	$413	$1,502

Supplemental information:
Capital expenditures	$—	$25	$34	$50	$—	$8	$6	$—	$1	$—	$124
Depreciation and amortization(1)	$—	$27	$71	$18	$5	$1	$7	$5	$2	$—	$136

	Six Months Ended June 30, 2018
	Investment	Automotive	Energy	Railcar	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,160	$3,451	$154	$250	$46	$201	$7	$87	$—	$5,356
Other revenues from operations	—	263	—	109	—	—	—	34	—	—	406
Net gain from investment activities	782	—	—	—	—	—	—	—	—	60	842
Interest and dividend income	46	—	1	1	—	—	—	10	—	5	63
(Loss) gain on disposition of assets, net	—	—	(5)	5	—	—	—	—	—	—	—
Other (loss) income, net	(1)	—	73	2	—	5	(13)	—	1	(1)	66
	827	1,423	3,520	271	250	51	188	51	88	64	6,733
Expenses:
Cost of goods sold	—	746	3,206	142	234	36	157	5	75	—	4,601
Other expenses from operations	—	229	—	61	—	—	—	23	—	—	313
Selling, general and administrative	2	516	71	20	9	12	30	8	18	11	697
Restructuring, net	—	—	—	—	—	—	—	—	3	—	3
Impairment	—	3	—	4	—	—	—	—	—	—	7
Interest expense	27	8	54	11	—	2	7	1	—	167	277
	29	1,502	3,331	238	243	50	194	37	96	178	5,898
Income (loss) from continuing operations before income tax benefit (expense)	798	(79)	189	33	7	1	(6)	14	(8)	(114)	835
Income tax benefit (expense)	—	27	(29)	(10)	—	(2)	2	—	—	(2)	(14)
Net income (loss) from continuing operations	798	(52)	160	23	7	(1)	(4)	14	(8)	(116)	821
Less: net income (loss) from continuing operations attributable to non-controlling interests	480	—	63	8	—	(1)	(1)	—	—	—	549
Net income (loss) from continuing operations attributable to Icahn Enterprises	$318	$(52)	$97	$15	$7	$—	$(3)	$14	$(8)	$(116)	$272

Supplemental information:
Capital expenditures	$—	$37	$42	$24	$2	$23	$11	$2	$3	$—	$144
Depreciation and amortization(1)	$—	$49	$140	$31	$9	$4	$13	$10	$4	$—	$260

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2017
	Investment	Automotive	Energy	Railcar	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,098	$2,942	$116	$205	$55	$189	$7	$92	$—	$4,704
Other revenues from operations	—	233	—	254	—	—	—	37	—	—	524
Net loss from investment activities	166	—	—	2	—	—	—	—	—	16	184
Interest and dividend income	53	—	—	1	—	1	—	—	—	5	60
Gain (loss) on disposition of assets, net	—	3	(1)	1,521	—	—	—	—	—	—	1,523
Other (loss) income, net	(41)	1	12	1	—	(1)	(3)	—	—	—	(31)
	178	1,335	2,953	1,895	205	55	186	44	92	21	6,964
Expenses:
Cost of goods sold	—	729	2,834	105	194	30	143	5	80	—	4,120
Other expenses from operations	—	219	—	82	—	—	—	24	—	—	325
Selling, general and administrative	5	428	70	29	9	8	31	10	19	13	622
Restructuring, net	—	—	—	—	—	—	2	—	—	—	2
Impairment	—	7	—	67	—	—	—	2	—	—	76
Interest expense	92	8	54	34	—	3	7	1	—	162	361
	97	1,391	2,958	317	203	41	183	42	99	175	5,506
Income (loss) from continuing operations before income tax benefit (expense)	81	(56)	(5)	1,578	2	14	3	2	(7)	(154)	1,458
Income tax benefit (expense)	—	36	4	(519)	1	(2)	(1)	—	—	486	5
Net income (loss) from continuing operations	81	(20)	(1)	1,059	3	12	2	2	(7)	332	1,463
Less: net income (loss) from continuing operations attributable to non-controlling interests	7	—	(5)	8	—	2	1	—	—	—	13
Net income (loss) from continuing operations attributable to Icahn Enterprises	$74	$(20)	$4	$1,051	$3	$10	$1	$2	$(7)	$332	$1,450

Supplemental information:
Capital expenditures	$—	$35	$58	$109	$2	$17	$9	$—	$2	$—	$232
Depreciation and amortization(1)	$—	$55	$138	$36	$10	$2	$13	$10	$4	$—	$268

(1)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the amounts of $1 million and $3 million for the three months ended June 30, 2018 and 2017, respectively, and $2 million and $6 million for the six months ended June 30, 2018 and 2017, respectively.

Disaggregation of Revenue
In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for certain reportable segments below. Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," for certain revenue recognition policies with respect to the following reporting segments.
Automotive
Disaggregated revenue for our Automotive segment net sales and other revenues from operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Automotive services	$334	$294	$651	$561
Commercial sales	264	259	500	497
Retail sales	139	141	272	273
	$737	$694	$1,423	$1,331
As discussed in Note 1, "Description of Business," we adopted FASB ASC Topic 606 effective January 1, 2018 which affected the revenue recognized on the of sale of goods on a drop ship basis. Beginning in 2018, revenue from drop ship sales is recorded on a net basis and for prior periods was recorded on a gross basis. Prior periods were not adjusted for the adoption of FASB ASC Topic 606 in our condensed consolidated financial statements. Therefore, for the three months ended June 30, 2017, our Automotive segment's commercial net sales and costs of goods sold would each have been lower by $18 million under

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

current accounting principles. For the six months ended June 30, 2017, commercial net sales and cost of goods sold would each have been lower by $36 million.
Energy
Disaggregated revenue for our Energy segment net sales is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Petroleum products	$1,821	$1,336	$3,278	$2,759
Nitrogen fertilizer products	93	98	173	183
	$1,914	$1,434	$3,451	$2,942
Condensed Balance Sheets
Icahn Enterprises' condensed balance sheets by reporting segment are presented below. Icahn Enterprises Holdings' condensed balance sheets are substantially the same, with immaterial differences relating to our Holding Company's other assets, debt and equity attributable to Icahn Enterprises Holdings.

	June 30, 2018
	Investment	Automotive	Energy	Railcar	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Discontinued Operations	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$6	$53	$534	$104	$11	$11	$46	$30	$1	$79	$—	$875
Cash held at consolidated affiliated partnerships and restricted cash	316	—	—	19	5	—	1	2	7	—	—	350
Investments	8,132	10	83	21	—	—	—	16	—	444	—	8,706
Accounts receivable, net	—	266	190	38	67	6	80	3	32	—	—	682
Inventories, net	—	1,218	433	78	33	27	99	—	63	—	—	1,951
Property, plant and equipment, net	—	951	3,113	1,190	105	208	167	448	71	—	—	6,253
Goodwill and intangible assets, net	—	500	288	7	3	—	35	24	—	—	—	857
Assets held for sale	—	—	6	—	1	—	—		—	—	8,862	8,869
Other assets	890	144	69	24	8	22	88	394	5	3	—	1,647
Total assets	$9,344	$3,142	$4,716	$1,481	$233	$274	$516	$917	$179	$526	$8,862	$30,190
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$497	$941	$1,106	$277	$55	$43	$158	$54	$36	$182	$—	$3,349
Securities sold, not yet purchased, at fair value	368	—	—	—	—	—	—	—	—	—	—	368
Due to brokers	—	—	—	—	—	—	—	—	—	—	—	—
Liabilities held for sale	—	—	—	—	—	—	—	—	—	—	6,145	6,145
Debt	—	324	1,167	533	1	54	270	20	6	5,505	—	7,880
Total liabilities	865	1,265	2,273	810	56	97	428	74	42	5,687	6,145	17,742

Equity attributable to Icahn Enterprises	3,354	1,877	1,139	418	177	154	66	843	137	(5,169)	2,420	5,416
Equity attributable to non-controlling interests	5,125	—	1,304	253	—	23	22	—	—	8	297	7,032
Total equity	8,479	1,877	2,443	671	177	177	88	843	137	(5,161)	2,717	12,448
Total liabilities and equity	$9,344	$3,142	$4,716	$1,481	$233	$274	$516	$917	$179	$526	$8,862	$30,190

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Investment	Automotive	Energy	Railcar	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Discontinued Operations	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$17	$52	$482	$100	$24	$15	$16	$32	$—	$526	$—	$1,264
Cash held at consolidated affiliated partnerships and restricted cash	734	—	—	19	5	—	2	2	4	—	—	766
Investments	9,532	—	83	23	—	—	—	16	—	384	—	10,038
Accounts receivable, net	—	224	178	44	40	10	78	3	35	—	—	612
Inventories, net	—	1,145	385	54	33	30	92	—	66	—	—	1,805
Property, plant and equipment, net	—	958	3,213	1,199	110	188	170	454	72	—	—	6,364
Goodwill and intangible assets, net	—	505	298	7	3	—	36	29	—	—	—	878
Assets held for sale	—	—	—	14	2	—	—	—	—	—	8,774	8,790
Other assets	516	127	61	27	9	22	93	395	6	28	—	1,284
Total assets	$10,799	$3,011	$4,700	$1,487	$226	$265	$487	$931	$183	$938	$8,774	$31,801
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,302	$944	$1,125	$262	$43	$45	$172	$63	$34	$243	$—	$4,233
Securities sold, not yet purchased, at fair value	1,023	—	—	—	—	—	—	—	—	—	—	1,023
Due to brokers	1,057	—	—	—	—	—	—	—	—	—	—	1,057
Liabilities held for sale	—	—	—	—	—	—	—	—	—	—	6,202	6,202
Debt	—	340	1,166	546	1	58	273	22	5	5,507	—	7,918
Total liabilities	3,382	1,284	2,291	808	44	103	445	85	39	5,750	6,202	20,433

Equity attributable to Icahn Enterprises	3,052	1,727	1,098	428	182	138	28	846	144	(4,821)	2,284	5,106
Equity attributable to non-controlling interests	4,365	—	1,311	251	—	24	14	—	—	9	288	6,262
Total equity	7,417	1,727	2,409	679	182	162	42	846	144	(4,812)	2,572	11,368
Total liabilities and equity	$10,799	$3,011	$4,700	$1,487	$226	$265	$487	$931	$183	$938	$8,774	$31,801

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

12.	Discontinued Operations.
As discussed in Note 1, "Description of Business," we operated discontinued operations previously included in our Automotive segment and our former Gaming segment effective in the second quarter of 2018.
Income from discontinued operations is summarized as follows:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Automotive	Gaming	Total	Automotive	Gaming	Total
Revenues:	(in millions)
Net sales	$2,047	$—	$2,047	$1,949	$—	$1,949
Other revenues from operations	—	231	231	—	222	222
Interest and dividend income	—	—	—	1	—	1
Gain on disposition of assets, net	1	—	1	2	—	2
Other (loss) income, net	—	(1)	(1)	5	—	5
	2,048	230	2,278	1,957	222	2,179
Expenses:
Cost of goods sold	1,672	—	1,672	1,652	—	1,652
Other expenses from operations	—	106	106	—	106	106
Selling, general and administrative	196	74	270	219	90	309
Restructuring, net	(2)	—	(2)	—	—	—
Impairment	2	—	2	—	—	—
Interest expense	48	2	50	38	3	41
	1,916	182	2,098	1,909	199	2,108
Income from discontinued operations before income tax expense	132	48	180	48	23	71
Income tax expense	(18)	(7)	(25)	(6)	(7)	(13)
Income from discontinued operations	114	41	155	42	16	58
Less: income from discontinued operations attributable to non-controlling interests	3	7	10	3	4	7
Income from discontinued operations attributable to Icahn Enterprises	$111	$34	$145	$39	$12	$51

Supplemental information:
Capital expenditures(1)	$97	$23	$120	$84	$31	$115
Depreciation and amortization(2)	$—	$—	$—	$99	$17	$116

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Automotive	Gaming	Total	Automotive	Gaming	Total
Revenues:	(in millions)
Net sales	$4,103	$—	$4,103	$3,897	$—	$3,897
Other revenues from operations	—	455	455	—	438	438
Interest and dividend income	1	1	2	1	1	2
Loss on disposition of assets, net	—	—	—	—	(3)	(3)
Other income (loss), net	9	(1)	8	13	1	14
	4,113	455	4,568	3,911	437	4,348
Expenses:
Cost of goods sold	3,437	—	3,437	3,287	—	3,287
Other expenses from operations	—	210	210	—	207	207
Selling, general and administrative	416	165	581	428	189	617
Restructuring, net	(2)	—	(2)	7	—	7
Impairment	2	—	2	1	—	1
Interest expense	92	3	95	74	6	80
	3,945	378	4,323	3,797	402	4,199
Income from discontinued operations before income tax expense	168	77	245	114	35	149
Income tax expense	(41)	(14)	(55)	(26)	(21)	(47)
Income from discontinued operations	127	63	190	88	14	102
Less: income from discontinued operations attributable to non-controlling interests	6	10	16	6	11	17
Income from discontinued operations attributable to Icahn Enterprises	$121	$53	$174	$82	$3	$85

Supplemental information:
Capital expenditures(1)	$215	$46	$261	$185	$53	$238
Depreciation and amortization(2)	$100	$19	$119	$192	$35	$227
(1) Capital expenditures in the tables above represent cash used in investing activities. In addition, non-cash capital expenditures included in accounts payable, accrued expenses and other liabilities for the six months ended June 30, 2018 and 2017 aggregated $60 million and $56 million, respectively.
(2) Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense aggregating $0 million and $1 million for the three months ended June 30, 2018 and 2017, respectively, and $1 million and $3 million for the six months ended June 30, 2018 and 2017, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and liabilities held for sale consist of the following:

	June 30, 2018			December 31, 2017
	Automotive	Gaming	Total	Automotive	Gaming	Total
Assets Held For Sale	(in millions)
Cash and cash equivalents	$293	$98	$391	$315	$103	$418
Restricted cash	5	16	21	4	16	20
Investments	312	7	319	324	7	331
Accounts receivable, net	1,290	11	1,301	1,182	11	1,193
Inventories, net	1,487	—	1,487	1,456	—	1,456
Property, plant and equipment, net	2,587	813	3,400	2,545	792	3,337
Goodwill	934	—	934	941	—	941
Intangible assets, net	503	74	577	517	74	591
Other assets	353	79	432	394	93	487
Assets held for sale (discontinued operations)	$7,764	$1,098	$8,862	$7,678	$1,096	$8,774
Other assets held for sale			7			16
Total assets held for sale			$8,869			$8,790
Liabilities Held For Sale
Accounts payable, accrued expenses and other liabilities	$1,808	$124	$1,932	$1,718	$142	$1,860
Post-retirement benefit liability	1,033	—	1,033	1,075	—	1,075
Debt	3,093	87	3,180	3,130	137	3,267
Liabilities held for sale (discontinued operations)	$5,934	$211	$6,145	$5,923	$279	$6,202
Other assets held for sale in the table above primarily consists of property, plant and equipment, net for other operations not classified as discontinued operations.

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
For the three months ended June 30, 2018, we recorded an income tax benefit of $12 million on pre-tax income from continuing operations of $421 million compared to an income tax expense of $3 million on pre-tax income from continuing operations of approximately $1.7 billion for the three months ended June 30, 2017. Our effective income tax rate was (2.9)% and 0.2% for the three months ended June 30, 2018 and 2017, respectively.
For the three months ended June 30, 2018, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership income for which there was no tax expense, as such income is allocated to the partners, and favorable permanent tax adjustments, including estimated deductions related to internal reorganization of certain corporate entities within the American Entertainment Properties Corp. consolidated group.
For the three months ended June 30, 2017, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income for which there was no tax expense, as such income is allocated to the partners.
For the six months ended June 30, 2018, we recorded an income tax expense of $14 million on pre-tax income from continuing operations of $835 million compared to an income tax benefit of $5 million on pre-tax income from continuing

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

operations of approximately $1.5 billion for the six months ended June 30, 2017. Our effective income tax rate was 1.7% and (0.3)% for the six months ended June 30, 2018 and 2017, respectively.
For the six months ended June 30, 2018, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership income for which there was no tax expense, as such income is allocated to the partners, and favorable permanent tax adjustments, including estimated deductions related to internal reorganization of certain corporate entities within the American Entertainment Properties Corp. consolidated group.
For the six months ended June 30, 2017, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to a decrease in the valuation allowance and partnership income for which there was no tax expense, as such income is allocated to the partners.

14.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Retirement Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2017	$(564)	$(23)	$(824)	$(1,411)
Other comprehensive income (loss) before reclassifications, net of tax	2	(1)	(75)	(74)
Reclassifications from accumulated other comprehensive loss to earnings	15	(1)	—	14
Other comprehensive income (loss), net of tax	17	(2)	(75)	(60)
Balance, June 30, 2018	$(547)	$(25)	$(899)	$(1,471)

15.	Other Income, Net.
Other income, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Realized and unrealized gain on derivatives, net (Note 6)	$11	$—	$70	$12
Other derivative loss	—	—	—	(41)
Equity earnings from non-consolidated affiliates	2	1	5	1
Foreign currency transaction gain (loss)	3	(1)	5	(1)
Non-service pension and other post-retirement benefits expense	—	(1)	(8)	(2)
Other	(9)	—	(6)	—
	$7	$(1)	$66	$(31)

16.	Commitments and Contingencies.
Environmental Matters
Due to the nature of our business, certain of our subsidiaries' operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities were $38 million and $34 million as of June 30, 2018 and December 31, 2017, respectively, primarily within our Energy and Metals segments and which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. In addition to the above, Federal-Mogul has environmental liabilities of $15 million and $16 million as of June 30, 2018 and December 31, 2017, respectively, which are included in liabilities held for

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

sale in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.
There have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the environmental matters from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Renewable Fuel Standards
CVR Refining is subject to the Renewable Fuel Standard ("RFS") of the Environmental Protection Agency ("EPA") which requires refiners to either blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. transportation fuel market, there may be a decrease in demand for petroleum products. CVR Refining is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS.
The net cost of RINs for the three months ended June 30, 2018 and 2017 was $50 million and $106 million, respectively, and $27 million and $99 million for the six months ended June 30, 2018 and 2017, respectively, which is included in cost of goods sold in the condensed consolidated statements of operations. RINs expense includes the purchased cost of RINs, the impact of recognizing CVR Refining's uncommitted biofuel blending obligation at fair value based on market prices at each reporting date, and is reduced by the valuation change of RINs purchases in excess of CVR Refining's RFS obligation as of the reporting date. As of June 30, 2018 and December 31, 2017, CVR Refining's biofuel blending obligation was $16 million and $28 million, respectively, which is included in accrued expenses and other liabilities in our condensed consolidated balance sheets and is reduced by the valuation change of RINs purchases in excess of CVR Refining's RFS obligation as of the reporting date. As of June 30, 2018, our Energy segment recorded a RINs asset within other assets in the condensed consolidated balance sheet of $14 million, representing excess RINs primarily due to a reduction in its RFS obligation during the first quarter of 2018.
Litigation
From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.
Federal-Mogul
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
On April 25, 2014, a group of plaintiffs brought an action against Federal-Mogul Products, Inc. ("FM Products"), a wholly-owned subsidiary of Federal-Mogul, alleging injuries and damages associated with the discharge of chlorinated hydrocarbons by the former owner of a facility located in Kentucky. Since 1998, when FM Products acquired the facility, it has been cooperating with the applicable regulatory agencies on remediating the prior discharges pursuant to an order entered into by the facility’s former owner. FM Products negotiated a settlement agreement with plaintiff's counsel which was approved by the required number of plaintiffs and, following a fairness hearing, given final approval by the court on July 13, 2018. FM Products will pay approximately $3 million pursuant to the settlement agreement, likely during the third quarter of 2018.
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
Our Railcar segment has evaluated its potential exposure related to the Revised Directive and has a loss contingency reserve remaining of $9 million, as of June 30, 2018, to cover its probable and estimable liabilities with respect to our Railcar segment's response to the Revised Directive. The loss contingency reserve takes into account information available as of June 30, 2018 and our Railcar segment's contractual obligations in its capacity as both a manufacturer and owner of railcars subject to the Revised Directive. This amount is included in accrued expenses and other liabilities on the consolidated balance sheets. This amount will continue to be evaluated as our Railcar segment's and its customers' compliance with the Revised Directive and the settlement agreement progress. Actual results could differ from this estimate.
Pension Obligations
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 91.3% of Icahn Enterprises' outstanding depositary units as of June 30, 2018. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates and our ownership of more than 80% in certain of our subsidiaries, we and certain of our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of June 30, 2018 and December 31, 2017. If the plans were voluntarily terminated, they would be underfunded by approximately $435 million and $424 million as of June 30, 2018 and December 31, 2017, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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

17.	Supplemental Cash Flow Information.
Supplemental cash flow information from continuing operations consists of the following:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Cash payments for interest, net of amounts capitalized	$252	$255
Net cash payments for income taxes, net of refunds	12	16
Acquisition of subsidiary common stock included in accrued expenses and other liabilities	—	51
Capital expenditures included in accounts payable, accrued expenses and other liabilities	11	10
Accrued dividends and distributions to non-controlling interests in subsidiaries	12	—

18.	Subsequent Events.
Icahn Enterprises
On July 31, 2018, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.75 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about September 18, 2018 to depositary unit holders of record at the close of business on August 13, 2018. Depositary unit holders have until September 7, 2018 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the distribution in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending September 14, 2018. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2018 (this "Report").
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
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Automotive, Energy, Railcar, Metals, Mining, Food Packaging, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with our Holding Company.
Significant Transactions and Developments
Discontinued Operations. In April 2018, we announced definitive agreements to sell Federal-Mogul LLC ("Federal-Mogul") and Tropicana Entertainment Inc. ("Tropicana"). The transactions are expected to close in the second half of 2018. The results of Federal-Mogul and Tropicana are reported in discontinued operations and classified as held for sale for all periods presented.

Results of Operations
Consolidated Financial Results
Our operating businesses comprise consolidated subsidiaries which operate in various industries and are managed on a decentralized basis. Results of operations for our continuing operating businesses primarily consist of net sales of various products, services revenue, franchisor operations and leasing of certain assets. Due to the structure and nature of our business, we primarily discuss the results of operations by individual reporting segment in order to better understand our consolidated operating performance. Certain other financial information is discussed on a consolidated basis following our segment discussion, including our results from discontinued operations. In addition to the summarized financial results below, refer to Note 11, "Segment Reporting," to the condensed consolidated financial statements for a reconciliation of each of our reporting segment's results of continuing operations to our consolidated results.
The comparability of our summarized consolidated financial results from continuing operations presented below is affected by, among other factors, (i) the performance of the Investment Funds, (ii) various acquisitions, primarily within our Automotive segment during 2017 and (iii) dispositions of assets, primarily with respect to our railcar lease fleet in 2017. Refer to our respective segment discussions and "Other Consolidated Results of Operations," below for further discussion.

	Revenues		Net Income (Loss) From Continuing Operations		Net Income (Loss) From Continuing Operations Attributable to Icahn Enterprises
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
	(in millions)
Investment	$399	$321	$397	$273	$157	$97
Automotive	737	697	(18)	(2)	(18)	(2)
Energy	1,922	1,433	68	(29)	42	(13)
Railcar	148	1,700	7	1,007	4	1,003
Metals	131	102	3	1	3	1
Mining	31	24	5	6	4	5
Food Packaging	97	97	(1)	—	—	—
Real Estate	29	25	8	2	8	2
Home Fashion	46	45	(3)	(4)	(3)	(4)
Holding Company	38	21	(33)	413	(33)	413
	$3,578	$4,465	$433	$1,667	$164	$1,502

	Revenues		Net Income (Loss) From Continuing Operations		Net Income (Loss) From Continuing Operations Attributable to Icahn Enterprises
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
	(in millions)
Investment	$827	$178	$798	$81	$318	$74
Automotive	1,423	1,335	(52)	(20)	(52)	(20)
Energy	3,520	2,953	160	(1)	97	4
Railcar	271	1,895	23	1,059	15	1,051
Metals	250	205	7	3	7	3
Mining	51	55	(1)	12	—	10
Food Packaging	188	186	(4)	2	(3)	1
Real Estate	51	44	14	2	14	2
Home Fashion	88	92	(8)	(7)	(8)	(7)
Holding Company	64	21	(116)	332	(116)	332
	$6,733	$6,964	$821	$1,463	$272	$1,450

Investment
We invest our proprietary capital through various private investment funds ("Investment Funds"). As of June 30, 2018 and December 31, 2017, we had investments with a fair market value of approximately $3.3 billion and $3.0 billion, respectively, in the Investment Funds. As of June 30, 2018 and December 31, 2017, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $5.1 billion and $4.4 billion, respectively.
Our Investment segment's results of operations are reflected in net income on the condensed consolidated statements of operations. Our Investment segment's net income is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company and by Mr. Icahn and his affiliates. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment's results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the "Investment Segment Liquidity" section of our "Liquidity and Capital Resources" discussion for additional information regarding our Investment segment's exposure as of June 30, 2018.
For the three months ended June 30, 2018 and 2017, our Investment Funds' returns were 4.9% and 4.3%, respectively, and for the six months ended June 30, 2018 and 2017, our Investment Funds' returns were 10.5% and 1.4%, respectively. Our Investment Funds' returns represent a weighted-average composite of the average returns, net of expenses. The following table sets forth the performance attribution for the Investment Funds' returns.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Long positions	6.5%	3.8%	9.7%	4.4%
Short positions	(1.7)%	0.7%	0.1%	(2.7)%
Other	0.1%	(0.2)%	0.7%	(0.3)%
	4.9%	4.3%	10.5%	1.4%
The following table presents net income (loss) for our Investment segment for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Long positions	$532	$241	$725	$660
Short positions	(149)	49	21	(535)
Other	14	(17)	52	(44)
	$397	$273	$798	$81
Three Months Ended June 30, 2018 and 2017
For the three months ended June 30, 2018, the Investment Funds' positive performance was driven by net gains in their long positions, offset in part by net losses in their short positions. The positive performance of our Investment segment's long positions was driven by gains from an energy sector investment and a consumer, non-cyclical sector investment aggregating $478 million, offset in part by losses from a consumer non-cyclical sector investment of $106 million. The aggregate performance of investments with net gains across various other sectors accounted for the additional positive performance of our Investment segment's long positions. Losses in short positions were attributable to the negative performance of broad market hedges of $167 million offset in part by the performance of short positions with net gains across various other sectors.
For the three months ended June 30, 2017, our Investment Funds' positive performance was driven by net gains in their long and short positions. The positive performance of our Investment segment's long positions was driven by gains from two consumer, non-cyclical sector investments with gains aggregating $422 million. The aggregate performance of investments with gains across various other sectors accounted for the additional positive performance of our Investment segment's long positions. These gains were offset in part by the aggregate performance of investments with losses across various sectors, including a consumer non-cyclical sector investment with a loss of $141 million. Gains in short positions were attributable to the positive performance of three consumer, cyclical sector investments with gains aggregating $448 million offset in part by the negative performance of broad market hedges aggregating $378 million and losses from various other short positions.
Six Months Ended June 30, 2018 and 2017
For the six months ended June 30, 2018, the Investment Funds' positive performance was driven by net gains in their long positions. The positive performance of our Investment segment's long positions was driven by gains from an energy sector investment and consumer, non-cyclical sector investment aggregating approximately $1.0 billion, offset in part by losses from a consumer non-cyclical sector investment of $158 million and the aggregate performance of investments with net losses across various other sectors.
For the six months ended June 30, 2017, the Investment Funds' positive performance was driven by net gains in their long positions, offset in part by net losses in their short positions. The positive performance of our Investment segment's long positions was driven by gains from two consumer, non-cyclical sector investments, an energy sector investment and a technology sector investment with gains aggregating approximately $1.0 billion. The aggregate performance of investments with gains across various other sectors accounted for the additional positive performance of our Investment segment's long positions. These gains were offset in part by the aggregate performance of investments with losses across various sectors, including a consumer non-cyclical sector investment with a loss of $236 million. Losses in short positions were attributable to the negative performance of broad market hedges of approximately $1.1 billion and the negative performance of various other short positions across multiple sectors. Losses in short positions were offset in part by the positive performance of short positions in the consumer, cyclical sector aggregating $628 million.

Automotive
Our Automotive segment's results of operations are generally driven by the distribution and installation of automotive parts and are affected by the relative strength of automotive part replacement trends, among other factors. Acquisitions in recent years within our Automotive segment, including our acquisitions of the franchise businesses of Precision Tune Auto Care and American Driveline Systems, the franchisor of AAMCO and licensor of Cottman Transmission service centers, in 2017, provided operating synergies, expanded our market presence, strengthened our parts distribution channel and enhanced our Automotive segment's ability to better service its customers. Our Automotive segment's results of operations also include automotive services labor. Automotive services labor revenues are included in other revenues from operations in our condensed consolidated statements of operations, however, the sale of any installed parts or materials related to automotive services are included in net sales. Therefore, we discuss the combined results of our automotive net sales and automotive services labor revenues below.
Our Automotive segment is in the process of implementing a multi-year transformation plan, which includes the integration and restructuring of the operations of The Pep Boys - Manny, Moe & Jack ("Pep Boys"), IEH Auto Parts Holding LLC ("IEH Auto") and the franchise businesses of Precision Tune Auto Care and American Driveline Systems. Our Automotive segment's priorities include:

•	Positioning the service business to take advantage of opportunities in the do-it-for-me market and vehicle fleets;

•	Growing the commercial parts distribution business in high volume markets;

•	Optimizing inventory across Icahn Automotive's parts and tire distribution network;

•	Optimizing the store and warehouse footprint through openings, closings, consolidations and conversions by market;

•	Digital initiatives including a new e-commerce platform and enhanced e-fulfillment capabilities;

•	Investment in customer experience initiatives such as enhanced customer loyalty programs and selective upgrades in facilities;

•	Investment in employees with focus on training and career development investments; and

•	Continued integration of the businesses including, but not limited to, supply chain and information technology capabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net sales and services labor revenues	$737	$694	$1,423	$1,331
Cost of goods sold and services labor	501	492	975	948
Gross margin	$236	$202	$448	$383
Three Months Ended June 30, 2018 and 2017
Net sales and automotive services labor revenues for our Automotive segment for the three months ended June 30, 2018 increased by $43 million (6%) as compared to the comparable prior year period. The increase was due to acquisitions which accounted for $33 million of the increase and organic revenue growth of $28 million, offset in part by $18 million from the effects of the adoption of FASB ASC Topic 606. On an organic basis, commercial sales increased $17 million (7%) driven by growth in both Pep Boys commercial programs as well as increases in IEH Auto sales, service sales (including labor) increased $13 million (4%) due to growing do-it-for-me and fleet businesses, and retail sales decreased $2 million (1%).
Cost of goods sold and automotive services labor for the three months ended June 30, 2018 increased by $9 million (2%), as compared to the comparable prior year period. The increase was due to volume increases offset in part by the effects of the adoption of FASB ASC Topic 606 as discussed above. Gross margin on net sales and automotive services labor revenues for the three months ended June 30, 2018 increased by $34 million (17%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and automotive services labor revenues was 32% and 29% for the three months ended June 30, 2018 and 2017, respectively. The improvement in gross margin primarily reflects higher margin percentages from franchisor operations as well as higher margins in automotive services due to cost improvements and selective price increases.
Six Months Ended June 30, 2018 and 2017
Net sales and automotive services labor revenues for our Automotive segment for the six months ended June 30, 2018 increased by $92 million (7%) as compared to the comparable prior year period. The increase was due to acquisitions which accounted for $71 million of the increase and organic revenue growth of $57 million, offset in part by $36 million from the effects of the adoption of FASB ASC Topic 606. On an organic basis, services sales (including labor) increased $33 million (6%) due to growing do-it-for-me and fleet businesses, commercial sales increased $25 million (6%) driven by growth in both Pep Boys commercial programs as well as increases in IEH Auto sales, and retail sales decreased by $1 million (0%).
Cost of goods sold and automotive services labor for the six months ended June 30, 2018 increased by $27 million (3%), as compared to the comparable prior year period. The increase was due to volume increases offset in part by the effects of the adoption of FASB ASC Topic 606 as discussed above. Gross margin on net sales and automotive services labor revenues for the six months ended June 30, 2018 increased by $65 million (17%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and automotive services labor revenues was 31% and 29% for the six months ended June 30, 2018 and 2017, respectively. The improvement in gross margin primarily reflects higher margin percentages from franchisor operations as well as higher margins in automotive services due to cost improvements and selective price increases.

Energy
Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 95%, and 94% of our Energy segment's net sales for the six months ended June 30, 2018 and 2017, respectively.
The results of operations of the petroleum business are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into petroleum products, such as gasoline, diesel fuel and jet fuel, that are produced by a refinery ("refined products"). The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond our Energy segment's control, including the supply of and demand for crude oil, as well as gasoline and other refined products. This supply and demand depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because the petroleum business applies first-in, first-out accounting to value its inventory, crude oil price movements may impact gross margin in the short term because of changes in the value of its unhedged on-hand inventory. The effect of changes in crude oil prices on the petroleum business' results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.

In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard of the United States Environmental Protection Agency, which requires it to either blend “renewable fuels” in with its transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Refer to Note 16, "Commitments and Contingencies," to the condensed consolidated financial statements for further discussion of RINs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net sales	$1,914	$1,434	$3,451	$2,942
Cost of goods sold	1,776	1,416	3,206	2,834
Gross margin	$138	$18	$245	$108
Three Months Ended June 30, 2018 and 2017
Net sales for our Energy segment increased by $480 million (33%) for the three months ended June 30, 2018 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher sales prices, including increases of approximately 32% for gasoline and 42% for distillates as compared to the comparable prior year period. This increase was offset in part by a decrease in sales volume for our petroleum and nitrogen fertilizer business' products.
Cost of goods sold for our Energy segment increased by $360 million (25%) for the three months ended June 30, 2018 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of a higher cost of consumed crude oil costs due to an increase in crude oil prices. This increase was offset in part by volume decreases for our petroleum business' products and lower third-party costs and volume for our nitrogen fertilizer business.
Gross margin for our Energy segment increased by $120 million for the three months ended June 30, 2018 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 7% and 1% for the three months ended June 30, 2018 and 2017, respectively, with an increase attributable to our petroleum business offset in part by a decrease attributable to our fertilizer business. The increase in the gross margin as a percentage of net sales for our petroleum business was primarily due to higher gross margins per barrel resulting from a higher spread between crude oil and transportation fuels pricing.
Six Months Ended June 30, 2018 and 2017
Net sales for our Energy segment increased by $509 million (17%) for the six months ended June 30, 2018 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher sales prices, including increases of approximately 26% for gasoline and 35% for distillates as compared to the comparable prior year period. This increase was offset in part by a decrease in sales volume for our petroleum and nitrogen fertilizer business' products.
Cost of goods sold for our Energy segment increased by $372 million (13%) for the six months ended June 30, 2018 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of a higher cost of consumed crude oil costs due to an increase in crude oil prices, offset in part by a decrease in the cost of other feedstocks and RINs as well as by volume decreases for our petroleum business' products.
Gross margin for our Energy segment increased by $137 million for the six months ended June 30, 2018 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 7% and 4% for the six months ended June 30, 2018 and 2017, respectively, with an increase attributable to our petroleum business offset in part by a decrease attributable to our fertilizer business. The increase in the gross margin as a percentage of net sales for our petroleum business was primarily due to higher gross margins per barrel resulting from a higher spread between crude oil and transportation fuels pricing.

Railcar
Our Railcar segment's results of operations are generally driven by the manufacturing and leasing of railcars. On June 1, 2017 we sold American Railcar Leasing, LLC ("ARL") along with a majority of its railcar lease fleet. We sold the substantial majority of the remaining railcars previously owned by ARL throughout the remainder of 2017 and the first half of 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$90	$55	$154	$116
Railcar Leasing	35	95	69	214
Railcar Services	22	26	40	40
	$147	$176	$263	$370
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$84	$50	$142	$105
Railcar Leasing	14	23	27	57
Railcar Services	18	16	34	25
	$116	$89	$203	$187
Gross Margin:
Manufacturing	$6	$5	$12	$11
Railcar Leasing	21	72	42	157
Railcar Services	4	10	6	15
	$31	$87	$60	$183
Summarized shipments of railcars to leasing and non-leasing customers for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shipments to leasing customers	19	545	214	1,147
Shipments to non-leasing customers	914	531	1,530	1,080
	933	1,076	1,744	2,227
As of June 30, 2018, our Railcar segment had a backlog of 3,387 railcars, including 1,041 railcars expected to be built for lease customers and 2,346 railcars for non-lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities as needed.
Three Months Ended June 30, 2018 and 2017
Total manufacturing revenues for the three months ended June 30, 2018 increased by $35 million (64%) as compared to the comparable prior year period. The increase was primarily due to an increase in shipments to non-leasing customers offset in part by a decrease in average selling prices due to a shift in mix of railcars shipped as well as more competitive pricing for both hopper and tank railcars.
Gross margin from manufacturing operations for the three months ended June 30, 2018 increased by $1 million as compared to the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues was 7% and 9% for the three months ended June 30, 2018 and 2017, respectively. The decrease in gross margin as a percentage of revenue was due to higher costs associated with lower production volumes and a more competitive market for both hopper and tank railcars.
Railcar leasing revenues decreased for the three months ended June 30, 2018 as compared to the comparable prior year period due to a decrease in leased railcars as a result of the closing of the ARL Initial Sale on June 1, 2017 as well as a decrease in weighted average lease rates. The lease fleet decreased to 13,128 railcars at June 30, 2018 from 16,905 railcars at June 30, 2017.
Six Months Ended June 30, 2018 and 2017
Total manufacturing revenues for the six months ended June 30, 2018 increased by $38 million (33%) as compared to the comparable prior year period. The increase was primarily due to an increase in shipments to non-leasing customers offset in part by a decrease in average selling prices due to a shift in mix of railcars shipped as well as more competitive pricing for both hopper and tank railcars.
Gross margin from manufacturing operations for the six months ended June 30, 2018 increased by $1 million as compared to the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues was 8% and 9% for the six months ended June 30, 2018 and 2017, respectively. The decrease in gross margin as a percentage of revenue was due to higher costs associated with lower production volumes and a more competitive market for both hopper and tank railcars.
Railcar leasing revenues decreased for the six months ended June 30, 2018 as compared to the comparable prior year period due to a decrease in leased railcars as a result of the sale of ARL in 2017 as well as a decrease in weighted average lease rates. The lease fleet decreased to 13,128 railcars at June 30, 2018 from 16,905 railcars at June 30, 2017.

Metals
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the United States and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Three Months Ended June 30, 2018 and 2017
Net sales for the three months ended June 30, 2018 increased by $30 million (29%) compared to the comparable prior year period primarily due to higher shipment volumes of ferrous and non-ferrous materials and higher average selling prices for most grades of material. Ferrous selling prices increased due to higher market pricing as domestic mill production benefited from trade cases and speculation regarding the recent probe into steel imports. Improved consumer market pricing was also driven primarily by the increased demand from domestic steel mills. Non-ferrous shipment volumes increased primarily due to the capital investment in aluminum processing at one of our facilities made in late 2017, while higher pricing reflected higher terminal market prices.
Cost of goods sold for the three months ended June 30, 2018 increased by $26 million (27%) compared to the comparable prior year period. The increase was due to higher shipment volumes, as discussed above, and to increased material costs due to higher market prices. Gross margin as a percentage of net sales was 6% and 4% for the three months ended June 30, 2018 and 2017, respectively. Our Metals segments continues to focus on disciplined buying and efforts to bring processing costs in line with volume and market pricing.
Six Months Ended June 30, 2018 and 2017
Net sales for the six months ended June 30, 2018 increased by $45 million (22%) compared to the comparable prior year period primarily due to higher shipment volumes of ferrous and non-ferrous materials and higher average selling prices for most grades of material. Ferrous selling prices increased due to higher market pricing as domestic mill production benefited from trade cases and speculation regarding the recent probe into steel imports. Improved consumer market pricing was also driven primarily by the increased demand from domestic steel mills. Non-ferrous shipment volumes increased primarily due to the capital investment in aluminum processing at one of our facilities made in late 2017, while higher pricing reflected higher terminal market prices.
Cost of goods sold for the six months ended June 30, 2018 increased by $40 million (21%) compared to the comparable prior year period. The increase was primarily due to higher shipment volumes, as discussed above, and to increased material costs due to higher market prices. Gross margin as a percentage of net sales was 6% and 5% for the six months ended June 30, 2018 and 2017, respectively. As discussed above, our Metals segments continues to focus on disciplined buying and efforts to bring processing costs in line with volume and market pricing.
Mining
Our Mining segment's performance is driven by global iron ore prices and demand for raw materials from Chinese steelmakers. Since acquiring Ferrous Resources Ltd. in 2015, our Mining segment has been concentrating on sales in its domestic market, Brazil.

Three Months Ended June 30, 2018 and 2017
Net sales for the three months ended June 30, 2018 increased $4 million as compared to the comparable prior year period primarily due to iron ore price and volume increases. Cost of goods sold for the three months ended June 30, 2018 increased $6 million (46%) compared to the comparable prior year period due to a certain plant operation resuming in 2018, increasing the cost of production.
Six Months Ended June 30, 2018 and 2017
Net sales for the six months ended June 30, 2018 decreased $9 million as compared to the comparable prior year period primarily due to iron ore price and volume decreases. Cost of goods sold for the six months ended June 30, 2018 increased $6 million (20%) compared to the comparable prior year period due to a certain plant operation resuming in 2018, increasing the cost of production, offset in part by volume decreases.
Food Packaging
Our Food packaging segment's results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.
Three Months Ended June 30, 2018 and 2017
Net sales for the three months ended June 30, 2018 increased by $5 million (5%) as compared to the corresponding prior year period. The increase was primarily due to higher sales volume and the favorable effects of foreign exchange, offset in part by unfavorable price and product mix. Cost of goods sold for the three months ended June 30, 2018 increased by $5 million (7%) as compared to the corresponding prior year period due to higher sales volume, lower production volume resulting in lower fixed cost absorption, input material and labor cost increases, offset in part by lower cost related to acquisition synergies. Gross margin as a percentage of net sales was 23% and 24% for the three months ended June 30, 2018 and 2017, respectively.
Six Months Ended June 30, 2018 and 2017
Net sales for the six months ended June 30, 2018 increased by $12 million (6%) as compared to the corresponding prior year period. The increase was primarily due to higher sales volume and the favorable effects of foreign exchange, offset in part by unfavorable price and product mix. Cost of goods sold for the six months ended June 30, 2018 increased by $14 million (10%) as compared to the corresponding prior year period due to higher sales volume, lower production volume resulting in lower fixed cost absorption, input material and labor cost increases, offset in part by lower cost related to acquisition synergies. Gross margin as a percentage of net sales was 22% and 24% for the six months ended June 30, 2018 and 2017, respectively. The decrease in gross margin as a percentage of net sales over the comparable periods was primarily due to increasing raw material costs and lower fixed cost absorption.
Real Estate
Real Estate revenues and expenses include sales of residential units, results from club operations and rental income and expenses, including income from financing leases. Sales of residential units are included in net sales in our condensed consolidated financial statements. Results from club and rental operations, including financing lease income, are included in other revenues from operations in our condensed consolidated financial statements. Revenue from our real estate operations for each of the three and six months ended June 30, 2018 and 2017 were substantially derived from income from club and rental operations.
Home Fashion
Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.
Three Months Ended June 30, 2018 and 2017
Net sales for the three months ended June 30, 2018 was flat compared to the comparable prior year period. Cost of goods sold for the three months ended June 30, 2018 decreased by $1 million (3%) compared to the comparable prior year period. The decrease was primarily due to product mix. Gross margin as a percentage of net sales was 13% and 11% for the three months ended June 30, 2018 and 2017, respectively.
Six Months Ended June 30, 2018 and 2017
Net sales for the six months ended June 30, 2018 decreased by $5 million (5%) compared to the comparable prior year period. The decrease was primarily due to lower sales volume. Cost of goods sold for the six months ended June 30, 2018 decreased by $5 million (6%) compared to the comparable prior year period. The decrease was primarily due to lower sales volume. Gross margin as a percentage of net sales was 14% and 13% for the six months ended June 30, 2018 and 2017, respectively.

Other Consolidated Results of Operations
Gain On Disposition of Assets, Net
On June 1, 2017, we closed on the initial sale of ARL, resulting in a pretax gain on disposition of assets of approximately $1.5 billion recorded by our Railcar segment for the three and six months ended June 30, 2017.
Selling, General and Administrative
Three Months Ended June 30, 2018 and 2017
Our consolidated selling, general and administrative for the three months ended June 30, 2018 increased by $45 million (15%) as compared to the comparable prior year period. The increase was primarily attributable to an increase from our Automotive segment of $46 million primarily due to the inclusion of various acquisitions of automotive businesses as well as costs associated with the growth of the commercial parts business.
Six Months Ended June 30, 2018 and 2017
Our consolidated selling, general and administrative for the six months ended June 30, 2018 increased by $75 million (12%) as compared to the comparable prior year period. The increase was primarily attributable to an increase from our Automotive segment of $88 million primarily due to the inclusion of various acquisitions of automotive businesses as well as costs associated with the growth of the commercial parts business. This increase was offset in part by a decrease in our Railcar segment due to the sale of ARL in the second quarter of 2017.
Interest Expense
Three Months Ended June 30, 2018 and 2017
Our consolidated interest expense during the three months ended June 30, 2018 decreased by $52 million as compared the corresponding prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in due to broker balances over the respective periods, as well as lower interest expense from our Railcar segment due to the sale of ARL in the second quarter of 2017. These decreases were offset in part by higher interest expense from our Holding Company due to debt refinancing in December 2017, resulting in debt with higher interest rates.
Six Months Ended June 30, 2018 and 2017
Our consolidated interest expense during the six months ended June 30, 2018 decreased by $84 million as compared the corresponding prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in due to broker balances over the respective periods, as well as lower interest expense from our Railcar segment due to the sale of ARL in the second quarter of 2017. These decreases were offset in part by higher interest expense from our Holding Company due to debt refinancing in December 2017, resulting in debt with higher interest rates.
Income Tax Expense
Certain of our subsidiaries are partnerships not subject to taxation in our consolidated financial statements and certain other subsidiaries are corporations, or subsidiaries of corporations, subject to taxation in our consolidated financial statements. Therefore, our consolidated effective tax rate generally differs from the statutory federal tax rate. For the three and six months ended June 30, 2018, the statutory federal tax rate was 21% which decreased as compared to the statutory federal tax rate of 35% for the three and six months ended June 30, 2017, as a result of tax legislation enacted in December 2017. Refer to Note 13, "Income Taxes," to the condensed consolidated financial statements for a discussion of income taxes.
Discontinued Operations
As discussed in Note 1, "Description of Business," we operated discontinued operations previously included in our Automotive segment and our former Gaming segment effective in the second quarter of 2018. The sales of the businesses are each expected to close in the second half of 2018.
Following the sale of Federal-Mogul, we will obtain a non-controlling interest in Tenneco Inc. ("Tenneco"), the purchaser of Federal-Mogul. In addition, All of Federal-Mogul's outstanding debt at the time of closing will be assumed by Tenneco.
See Note 12, "Discontinued Operations," for financial information with respect to each of our discontinued operating businesses.

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
As of June 30, 2018, our Holding Company had cash and cash equivalents of $79 million and total debt of approximately $5.5 billion. As of June 30, 2018, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $3.3 billion. We may redeem our direct investment in the Investment Funds upon notice. See "Segment Liquidity and Capital Resources" below for additional information with respect to our Investment segment liquidity.
Agreements to Sell Interests in Consolidated Subsidiaries
In April 2018, we announced definitive agreements to sell Federal-Mogul and Tropicana which are expected to provide significant additional liquidity to our Holding Company. Each transaction is expected to close in the second half of 2018. Refer to Note 1, "Description of Business," to the condensed consolidated financial statements for further discussion.
Distributions From/Investments In Subsidiaries
During the six months ended June 30, 2018, we received $77 million in aggregate dividends and distributions from our Energy segment. In addition, CVR Energy and CVR Refining declared a quarterly dividend and distribution, respectively, which will result in an additional aggregate $57 million in dividends and distributions payable to us in the third quarter of 2018.
During the six months ended June 30, 2018, we received $26 million in aggregate dividends and distributions from our Railcar segment. In addition, ARI declared a quarterly dividend, which will result in an additional $5 million in dividends payable to us in the third quarter of 2018.
During the six months ended June 30, 2018, we received $22 million in distributions from our Real Estate segment.
During the six months ended June 30, 2018, we invested $240 million in our Automotive segment.
Purchase of Additional Interests in Consolidated Subsidiaries
During January 2018, we increased our ownership in Viskase to 78.6% through a rights offering for additional shares of Viskase common stock for an aggregate additional investment of $44 million.
Holding Company Borrowings and Availability

	June 30, 2018	December 31, 2017
	(in millions)
6.000% senior unsecured notes due 2020	$1,703	$1,703
5.875% senior unsecured notes due 2022	1,342	1,342
6.250% senior unsecured notes due 2022	1,215	1,216
6.750% senior unsecured notes due 2024	498	498
6.375% senior unsecured notes due 2025	747	748
	$5,505	$5,507
Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and guaranteed by Icahn Enterprises Holdings. Interest on each of the senior unsecured notes are payable semi-annually.

The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of June 30, 2018 are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.
As of June 30, 2018 and 2017, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of June 30, 2018, based on covenants in the indentures governing our senior unsecured notes, we are permitted to incur approximately $705 million of additional indebtedness.
Distributions on Depositary Units
On July 31, 2018, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.75 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about September 18, 2018 to depositary unit holders of record at the close of business on August 13, 2018.
During the six months ended June 30, 2018, we declared two quarterly distributions aggregating $3.50 per depositary unit. Mr. Icahn and his affiliates elected to receive their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 91.3% of Icahn Enterprises' outstanding depositary units as of June 30, 2018. In connection with these distributions, aggregate cash distributions to all depositary unitholders was $47 million during the six months ended June 30, 2018
The declaration and payment of distributions is reviewed quarterly by Icahn Enterprises GP's board of directors based upon a review of our balance sheet and cash flow, our expected capital and liquidity requirements, the provisions of our partnership agreement and provisions in our financing arrangements governing distributions, and keeping in mind that limited partners subject to U.S. federal income tax have recognized income on our earnings even if they do not receive distributions that could be used to satisfy any resulting tax obligations. The payment of future distributions will be determined by the board of directors quarterly, based upon the factors described above and other factors that it deems relevant at the time that declaration of a distribution is considered. Payments of distributions are subject to certain restrictions, including certain restrictions on our subsidiaries which limit their ability to distribute dividends to us. There can be no assurance as to whether or in what amounts any future distributions might be paid.
Investment Segment Liquidity
During the six months ended June 30, 2018, affiliates of Mr. Icahn (excluding us and our subsidiaries) invested $280 million in the Investment Funds. In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.
Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of June 30, 2018, the Investment Funds' had a net long notional exposure of 11%. The Investment Funds' long exposure was 99% (97% long equity and 2% long credit and other) and its short exposure was 88% (85% short equity, 3% short credit and other). The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at June 30, 2018.
Of the Investment Funds' 99% long exposure, 96% was comprised of the fair value of its long positions (with certain adjustments) and 3% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds' 88% short exposure, 4% was comprised of the fair value of our short positions and 84% was comprised of short credit default swap contracts and short broad market index swap derivative contracts.
With respect to both our long positions that are not notionalized (96% long exposure) and our short positions that are not notionalized (4% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our other short positions (84% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.
Other Segment Liquidity
Segment Cash and Cash Equivalents
Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Automotive	$53	$52
Energy	534	482
Railcar	104	100
Metals	11	24
Mining	11	15
Food Packaging	46	16
Real Estate	30	32
Home Fashion	1	—
	$790	$721
Segment Borrowings and Availability
Segment debt consists of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Automotive	$324	$340
Energy	1,167	1,166
Railcar	533	546
Metals	1	1
Mining	54	58
Food Packaging	270	273
Real Estate	20	22
Home Fashion	6	5
	$2,375	$2,411
Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for information concerning terms, restrictions and covenants pertaining to our subsidiaries' debt. As of June 30, 2018, our subsidiaries are in compliance with all debt covenants.
Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

June 30, 2018
(in millions)
Automotive	$96
Energy	444
Railcar	200
Food Packaging	8
Home Fashion	24
$772

In addition to the above, in July 2018, our Metals segment obtained an asset-based lending facility with borrowing availability of up to $65 million. The above outstanding debt and borrowing availability with respect to each of our continuing operating segments reflects third-party obligations. Certain terms of financings for certain of our businesses impose restrictions on the business' ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.
Subsidiary Dividends and Distributions to Non-Controlling Interests
During the six months ended June 30, 2018, our Energy and Railcar segments had dividends and distributions to non-controlling interests of $58 million and $6 million, respectively.
Consolidated Cash Flows
Our Holding Company's cash flows are generally driven by payments and proceeds associated with our senior unsecured debt obligations and payments and proceeds associated with equity transactions with Icahn Enterprises' depositary unitholders. Additionally, our Holding Company's cash flows include transactions with our Investment and other operating segments. Our Investment segment's cash flows are primarily driven by investment transactions, which are included in net cash flows from operating activities due to the nature of its business, as well as contributions and distributions from Mr. Icahn and his affiliates (including Icahn Enterprises and Icahn Enterprises Holdings), which are included in net cash flows from financing activities. Our other operating segments' cash flows are driven by the activities and performance of each business as well as transactions with our Holding Company, as discussed below.
The following table summarizes cash flow information for the six months ended June 30, 2018 and 2017 for Icahn Enterprises' reporting segments, discontinued operations and our Holding Company:

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Operating Activities	Investing Activities	Financing Activities
	(in millions)
Holding Company	$(166)	$(233)	$(48)	$(146)	$107	$467
Investment	(709)	—	280	(1,380)	—	1,600

Other Operating Segments:
Automotive	(139)	(57)	253	(97)	(53)	148
Energy	229	(41)	(136)	242	(59)	(89)
Railcar	52	(3)	(45)	134	(89)	(234)
Metals	(10)	(2)	(1)	(3)	(3)	11
Mining	(1)	(23)	20	15	(17)	13
Food Packaging	(2)	(11)	43	5	(40)	9
Real Estate	27	(1)	(20)	8	51	(32)
Home Fashion	5	(2)	1	—	(2)	2
Other operating segments	161	(140)	115	304	(212)	(172)
Discontinued operations	228	(255)	(58)	285	(181)	(21)
Total before eliminations	(486)	(628)	289	(937)	(286)	1,874
Eliminations	—	233	(233)	—	801	(801)
Consolidated	$(486)	$(395)	$56	$(937)	$515	$1,073
Eliminations
Eliminations in the table above relate to our Holding Company's transactions with our Investment and other operating segments. Our Holding Company's net investments in the Investments Funds were zero and $1.0 billion for the six months ended June 30, 2018 and 2017, respectively, which are included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our Investment segment. Our Holding Company's net (investments in) distributions from our other operating segments were $(233) million and $79 million for the six months ended June 30, 2018 and 2017, respectively, which are included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our other operating segments. In addition, our Holding Company repaid a loan from our Railcar segment of $120 million during the six months ended June 30, 2017.

Holding Company
Our Holding Company's cash flows from operating activities for each of the six months ended June 30, 2018 and 2017 were primarily attributable to our semi-annual interest payments on our senior unsecured notes.
Our Holding Company's cash flows from investing activities for the six months ended June 30, 2018 were due to an investment in our Automotive segment of $240 million, contributions to our Food Packaging segment in connection with Viskase's rights offering of $44 million and other net contributions to our subsidiaries of $74 million, offset in part by dividends and distributions received from our Energy, Railcar and Real Estate segments aggregating $125 million. For the six months ended June 30, 2017, our Holding Company had proceeds of approximately $1.3 billion from the sale of ARL and aggregate dividends and distributions received from our Energy, Railcar and Real Estate segments aggregating $113 million, offset in part by net investments in the Investment Funds of $1.0 billion and payments to acquire additional outstanding common stock of Federal-Mogul for $254 million and other net contributions to our subsidiaries of $34 million.
Our Holding Company's cash flows from financing activities for the six months ended June 30, 2018 was due to payments on our aggregate quarterly distributions of $48 million (including $1 million in distributions to our general partner in order to maintain its ownership percentage in us). Our Holding Company's cash flows from financing activities for the six months ended June 30, 2017 were due to aggregate proceeds from our rights offering of $612 million (which includes a contribution of $12 million from our general partner in order to maintain its aggregate 1.99% general partner interest in us) and net proceeds from our senior unsecured debt refinancing of $20 million, offset in part by repayment of an intercompany loan due to ARL of $120 million and payments on our aggregate quarterly distributions of $40 million.
Investment Segment
Our Investment segment's cash flows from operating activities for the comparable periods were attributable to its net investment transactions.
Our Investment segment's cash flows from financing activities for the comparable periods were due to net contributions from our Holding Company and Mr. Icahn and his affiliates. For the six months ended June 30, 2018, Mr. Icahn and his affiliates (excluding us) invested $280 million in the Investment Funds. For the six months ended June 30, 2017, our Holding Company invested $1.0 billion in the Investment Funds, net of redemptions and Mr. Icahn and his affiliates (excluding us) invested an additional $600 million in the Investment Funds.
Other Operating Segments
Our other operating segments' cash flows from operating activities were primarily attributable to net cash flows from operating activities before changes in operating assets and liabilities of $388 million and $396 million for the six months ended June 30, 2018 and 2017, respectively. The change in net cash provided by operating activities from our other operating segments in 2018 compared to 2017 was primarily attributable to changes in operating assets and liabilities, particularly from our Energy segment, offset in part by our Automotive segment.
Our other operating segments cash flows from investing activities for the six months ended June 30, 2018 and 2017 were primarily due to capital expenditures. For the six months ended June 30, 2018, our Automotive segment's capital expenditures were $37 million, primarily for store improvements, our Energy segment had capital expenditures of $42 million, primarily for maintenance, our Railcar segment's capital expenditures were $24 million, primarily for railcars for lease, and our Mining segment capital expenditures were $23 million. For the six months ended June 30, 2017, our Automotive, Energy, Railcar and Mining segments had capital expenditures of $35 million, $58 million, $109 million, and $17 million, respectively.
Our other operating segments cash flows from financing activities for the six months ended June 30, 2018 and 2017 were primarily due to contributions from us, dividends and distributions to us and non-controlling interests, and net debt transactions. For the six months ended June 30, 2018 and 2017, our other operating segments had net cash contributions from (distributions to) our Holding Company of $233 million and $(79) million, respectively, as described above. Distributions to non-controlling interests were $62 million and $24 million for the six months ended June 30, 2018 and 2017, respectively, primarily from our Energy, Railcar and Real Estate segments. In addition, for the six months ended June 30, 2018 and 2017, our other operating segments had net cash repayments for debt transactions of $39 million and $75 million, respectively.
Discontinued Operations
Our cash flows from operating activities from discontinued operations for the six months ended June 30, 2018 was comprised of $146 million provided by Federal-Mogul and $82 million provided by our former Gaming segment compared to $228 million provided by Federal-Mogul and $57 million provided by our former Gaming segment for the six months ended June 30, 2017. Cash flows provided by operating activities from discontinued operations was net of cash payments for interest of $86 million for Federal-Mogul and $3 million for our former Gaming segment for the six months ended June 30, 2018 and $64 million for Federal-Mogul and $7 million for our former Gaming segment for the six months ended June 30, 2017.
Our cash flows from investing activities from discontinued operations for the six months ended June 30, 2018 was comprised of $210 million used by Federal-Mogul and $45 million used by our former Gaming segment compared to $181 million used by Federal-Mogul and zero for our former Gaming segment for the six months ended June 30, 2017. Federal-Mogul's capital expenditures were $215 million and $185 million for the six months ended June 30, 2018 and 2017, respectively, and our former Gaming segment's capital expenditures were $46 million and $53 million for the six months ended June 30, 2018 and 2017, respectively. Our former Gaming segment also had proceeds from the disposition of assets of $50 million for the six months ended June 30, 2017.
Our cash flows from financing activities from discontinued operations for the six months ended June 30, 2018 was comprised of $8 million used by Federal-Mogul and $50 million used by our former Gaming segment compared to $19 million used by Federal-Mogul and $2 million used by our former Gaming segment for the six months ended June 30, 2017. Cash flow used in financing activities from discontinued operations relate primarily to net debt transactions. For the six months ended June 30, 2018, Federal-Mogul's cash flows from financing activities included $2 million paid to non-controlling interests.
Consolidated Capital Expenditures
There have been no significant changes to our capital expenditures during the six months ended June 30, 2018 as compared to the estimated capital expenditures for 2018 as reported in our Annual Report on Form 10-K for the year ended December 31, 2017. Capital expenditures with respect to discontinued operations are discussed under "Consolidated Cash Flows" above and also disclosed in Note 12, "Discontinued Operations."
Consolidated Contractual Commitments and Contingencies
There have been no material changes to our contractual commitments and contingencies as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2017. However, certain debt with respect to discontinued operations is classified as held for sale beginning in the second quarter of 2018 and is disclosed in Note 12, "Discontinued Operations," to the condensed consolidated financial statements.
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
Except for the adoption of FASB ASC Topic 606, discussed above, there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2018 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of June 30, 2018, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $813 million, $37 million and $733 million, respectively. However, as of June 30, 2018, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 40% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 60% of the change in fair value.

Item 4. Controls and Procedures.
As of June 30, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
Except for the risk factor disclosed below, there were no material changes to our risk factors during the six months ended June 30, 2018 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
If we are unsuccessful, then we will be required to register as a registered investment company and will be subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we currently operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies. In addition, if we become required to register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes, and would be subject to the tax consequences described under the caption, “Risk Factors - Risks Relating to Our Structure - We may become taxable as a corporation if we are no longer treated as a partnership for federal income tax purposes” in our Annual Report on Form 10-K for the year ended December 31, 2017.
If it were established that we were an investment company and did not register as an investment company when required to do so, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the Securities and Exchange Commission, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Membership Interest Purchase Agreement, dated April 10, 2018, by and among Tenneco Inc., Federal-Mogul LLC, American Entertainment Properties Corp., and Icahn Enterprises L.P. (incorporated by reference to Exhibit 2.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively) filed April 10, 2018).

2.2
Agreement and Plan of Merger, dated April 15, 2018, by and among Eldorado Resorts, Inc., Delta Merger Sub, Inc., GLP Capital, L.P. and Tropicana Entertainment Inc. (incorporated by reference to Exhibit 2.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively) filed April 16, 2018).

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

Date: August 2, 2018

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Peter Reck
Peter Reck, Chief Accounting Officer

Date: August 2, 2018