Form 10-Q
period 2018-09-30
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2018-11-08
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Icahn Enterprises L.P. Yes ☐ No ☒          Icahn Enterprises Holdings L.P. Yes ☐ No ☒
As of November 8, 2018, there were 186,650,073 of Icahn Enterprises' depositary units outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Cash and cash equivalents	$1,053	$1,264
Cash held at consolidated affiliated partnerships and restricted cash	801	766
Investments	9,332	10,038
Due from brokers	338	506
Accounts receivable, net	700	612
Inventories, net	1,961	1,805
Property, plant and equipment, net	6,179	6,364
Goodwill	336	334
Intangible assets, net	513	544
Assets held for sale	8,891	8,790
Other assets	871	778
Total Assets	$30,975	$31,801
LIABILITIES AND EQUITY
Accounts payable	$1,025	$1,001
Accrued expenses and other liabilities	1,069	1,033
Deferred tax liability	787	924
Unrealized loss on derivative contracts	985	1,275
Securities sold, not yet purchased, at fair value	625	1,023
Due to brokers	243	1,057
Liabilities held for sale	5,998	6,202
Debt	7,907	7,918
Total liabilities	18,639	20,433

Commitments and contingencies (Note 16)

Equity:
Limited partners: Depositary units: 186,650,073 units issued and outstanding at September 30, 2018 and 173,564,307 units issued and outstanding at December 31, 2017	5,837	5,341
General partner	(225)	(235)
Equity attributable to Icahn Enterprises	5,612	5,106
Equity attributable to non-controlling interests	6,724	6,262
Total equity	12,336	11,368
Total Liabilities and Equity	$30,975	$31,801

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:	(Unaudited)
Net sales	$2,864	$2,404	$8,220	$7,107
Other revenues from operations	217	181	632	705
Net (loss) gain from investment activities	(514)	420	328	604
Interest and dividend income	36	34	99	94
Gain on disposition of assets, net	65	446	65	1,969
Other income (loss), net	17	19	83	(11)
	2,685	3,504	9,427	10,468
Expenses:
Cost of goods sold	2,406	2,054	7,007	6,174
Other expenses from operations	173	144	490	469
Selling, general and administrative	340	323	1,042	945
Restructuring, net	17	1	20	3
Impairment	—	—	7	76
Interest expense	130	164	407	525
	3,066	2,686	8,973	8,192
(Loss) income from continuing operations before income tax benefit (expense)	(381)	818	454	2,276
Income tax benefit (expense)	71	(18)	57	(13)
(Loss) income from continuing operations	(310)	800	511	2,263
Income from discontinued operations	163	29	353	131
Net (loss) income	(147)	829	864	2,394
Less: net (loss) income attributable to non-controlling interests	(273)	232	292	262
Net income attributable to Icahn Enterprises	$126	$597	$572	$2,132

Net (loss) income attributable to Icahn Enterprises from:
Continuing operations	$(29)	$577	$243	$2,027
Discontinued operations	155	20	329	105
	$126	$597	$572	$2,132
Net income attributable to Icahn Enterprises allocable to:
Limited partners	$124	$586	$561	$2,090
General partner	2	11	11	42
	$126	$597	$572	$2,132
Basic and diluted (loss) income per LP unit:
Continuing operations	$(0.16)	$3.41	$1.34	$12.58
Discontinued operations	0.84	0.12	1.81	0.65
	$0.68	$3.53	$3.15	$13.23
Basic and diluted weighted average LP units outstanding	183	166	178	158
Cash distributions declared per LP unit	$1.75	$1.50	$5.25	$4.50

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
Net (loss) income	$(147)	$829	$864	$2,394
Other comprehensive (loss) income, net of tax:
Post-retirement benefits	4	7	21	17
Hedge instruments	(1)	(4)	(3)	(1)
Translation adjustments and other	(11)	(1)	(86)	107
Other comprehensive (loss) income, net of tax	(8)	2	(68)	123
Comprehensive (loss) income	(155)	831	796	2,517
Less: Comprehensive (loss) income attributable to non-controlling interests	(275)	235	284	274
Comprehensive income attributable to Icahn Enterprises	$120	$596	$512	$2,243

Comprehensive income attributable to Icahn Enterprises allocable to:
Limited partners	$118	$584	$502	$2,198
General partner	2	12	10	45
	$120	$596	$512	$2,243

Accumulated other comprehensive loss was $1,479 million and $1,411 million at September 30, 2018 and December 31, 2017, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	$(235)	$5,341	$5,106	$6,262	$11,368
Net income	11	561	572	292	864
Other comprehensive loss	(1)	(59)	(60)	(8)	(68)
Partnership distributions	(2)	(71)	(73)	—	(73)
Investment segment contributions	—	—	—	280	280
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(109)	(109)
Cumulative effect adjustment from adoption of accounting principle	(1)	(28)	(29)	—	(29)
Changes in subsidiary equity and other	3	93	96	7	103
Balance, September 30, 2018	$(225)	$5,837	$5,612	$6,724	$12,336

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	$(294)	$2,448	$2,154	$5,863	$8,017
Net income	42	2,090	2,132	262	2,394
Other comprehensive income	3	108	111	12	123
Partnership distributions	(1)	(60)	(61)	—	(61)
Partnership contributions	12	600	612	—	612
Investment segment contributions	—	—	—	600	600
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(38)	(38)
Cumulative effect adjustment from adoption of accounting principle	(1)	(46)	(47)	—	(47)
Changes in subsidiary equity and other	(3)	(114)	(117)	(285)	(402)
Balance, September 30, 2017	$(242)	$5,026	$4,784	$6,414	$11,198

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$864	$2,394
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations	(353)	(131)
Net gain from securities transactions	(858)	(1,852)
Purchases of securities	(3,911)	(704)
Proceeds from sales of securities	5,538	2,292
Purchases to cover securities sold, not yet purchased	(1,390)	(692)
Proceeds from securities sold, not yet purchased	949	1,222
Changes in receivables and payables relating to securities transactions	(609)	(2,702)
Gain on disposition of assets, net	(65)	(1,969)
Depreciation and amortization	389	406
Impairment	7	76
Deferred taxes	(65)	(9)
Other, net	39	5
Changes in operating assets and liabilities	(554)	340
Net cash used in operating activities from continuing operations	(19)	(1,324)
Net cash provided by operating activities from discontinued operations	345	410
Net cash provided by (used in) operating activities	326	(914)
Cash flows from investing activities:
Capital expenditures	(276)	(333)
Acquisition of businesses, net of cash acquired	(13)	(105)
Purchase of additional interests in consolidated subsidiaries	—	(349)
Proceeds from disposition of assets	160	1,405
Other, net	(20)	14
Net cash (used in) provided by investing activities from continuing operations	(149)	632
Net cash used in investing activities from discontinued operations	(318)	(298)
Net cash (used in) provided by investing activities	(467)	334
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	280	600
Partnership contributions	—	612
Partnership distributions	(73)	(61)
Proceeds from offering of subsidiary equity	6	—
Dividends and distributions to non-controlling interests in subsidiaries	(104)	(34)
Proceeds from Holding Company senior unsecured notes	—	1,195
Repayments of Holding Company senior unsecured notes	—	(1,175)
Proceeds from subsidiary borrowings	1,003	843
Repayments of subsidiary borrowings	(1,065)	(933)
Other, net	6	2
Net cash provided by financing activities from continuing operations	53	1,049
Net cash used in financing activities from discontinued operations	(131)	(191)
Net cash (used in) provided by financing activities	(78)	858
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(1)	2
Add back decrease in cash of assets held for sale	44	232
Net (decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	(176)	512
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	2,030	2,097
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$1,854	$2,609
See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Cash and cash equivalents	$1,053	$1,264
Cash held at consolidated affiliated partnerships and restricted cash	801	766
Investments	9,332	10,038
Due from brokers	338	506
Accounts receivable, net	700	612
Inventories, net	1,961	1,805
Property, plant and equipment, net	6,179	6,364
Goodwill	336	334
Intangible assets, net	513	544
Assets held for sale	8,891	8,790
Other assets	903	810
Total Assets	$31,007	$31,833
LIABILITIES AND EQUITY
Accounts payable	$1,025	$1,001
Accrued expenses and other liabilities	1,069	1,033
Deferred tax liability	787	924
Unrealized loss on derivative contracts	985	1,275
Securities sold, not yet purchased, at fair value	625	1,023
Due to brokers	243	1,057
Liabilities held for sale	5,998	6,202
Debt	7,911	7,923
Total liabilities	18,643	20,438

Commitments and contingencies (Note 16)

Equity:
Limited partner	5,922	5,420
General partner	(282)	(287)
Equity attributable to Icahn Enterprises Holdings	5,640	5,133
Equity attributable to non-controlling interests	6,724	6,262
Total equity	12,364	11,395
Total Liabilities and Equity	$31,007	$31,833

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:	(Unaudited)
Net sales	$2,864	$2,404	$8,220	$7,107
Other revenues from operations	217	181	632	705
Net (loss) gain from investment activities	(514)	420	328	604
Interest and dividend income	36	34	99	94
Gain on disposition of assets, net	65	446	65	1,969
Other income (loss), net	17	19	83	(11)
	2,685	3,504	9,427	10,468
Expenses:
Cost of goods sold	2,406	2,054	7,007	6,174
Other expenses from operations	173	144	490	469
Selling, general and administrative	340	323	1,042	945
Restructuring, net	17	1	20	3
Impairment	—	—	7	76
Interest expense	130	164	406	524
	3,066	2,686	8,972	8,191
(Loss) income from continuing operations before income tax benefit (expense)	(381)	818	455	2,277
Income tax benefit (expense)	71	(18)	57	(13)
(Loss) income from continuing operations	(310)	800	512	2,264
Income from discontinued operations	163	29	353	131
Net (loss) income	(147)	829	865	2,395
Less: net (loss) income attributable to non-controlling interests	(273)	232	292	262
Net income attributable to Icahn Enterprises Holdings	$126	$597	$573	$2,133

Net (loss) income attributable to Icahn Enterprises from:
Continuing operations	$(29)	$577	$244	$2,028
Discontinued operations	155	20	329	105
	$126	$597	$573	$2,133

Net income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$124	$591	$567	$2,112
General partner	2	6	6	21
	$126	$597	$573	$2,133

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
Net (loss) income	$(147)	$829	$865	$2,395
Other comprehensive (loss) income, net of tax:
Post-retirement benefits	4	7	21	17
Hedge instruments	(1)	(4)	(3)	(1)
Translation adjustments and other	(11)	(1)	(86)	107
Other comprehensive (loss) income, net of tax	(8)	2	(68)	123
Comprehensive (loss) income	(155)	831	797	2,518
Less: Comprehensive (loss) income attributable to non-controlling interests	(275)	235	284	274
Comprehensive income attributable to Icahn Enterprises Holdings	$120	$596	$513	$2,244

Comprehensive income attributable to Icahn Enterprises Holdings allocable to:
Limited partner	$119	$590	$508	$2,222
General partner	1	6	5	22
	$120	$596	$513	$2,244

Accumulated other comprehensive loss was $1,479 million and $1,411 million at September 30, 2018 and December 31, 2017, respectively.

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	$(287)	$5,420	$5,133	$6,262	$11,395
Net income	6	567	573	292	865
Other comprehensive loss	(1)	(59)	(60)	(8)	(68)
Partnership distributions	(1)	(72)	(73)	—	(73)
Investment segment contributions	—	—	—	280	280
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(109)	(109)
Cumulative effect adjustment from adoption of accounting principle	—	(29)	(29)	—	(29)
Changes in subsidiary equity and other	1	95	96	7	103
Balance, September 30, 2018	$(282)	$5,922	$5,640	$6,724	$12,364

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	$(317)	$2,496	$2,179	$5,863	$8,042
Net income	21	2,112	2,133	262	2,395
Other comprehensive income	1	110	111	12	123
Partnership distributions	(1)	(60)	(61)	—	(61)
Partnership contributions	6	606	612	—	612
Investment segment contributions	—	—	—	600	600
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(38)	(38)
Cumulative effect adjustment from adoption of accounting principle	—	(47)	(47)	—	(47)
Changes in subsidiary equity and other	(1)	(116)	(117)	(285)	(402)
Balance, September 30, 2017	$(291)	$5,101	$4,810	$6,414	$11,224

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$865	$2,395
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations	(353)	(131)
Net gain from securities transactions	(858)	(1,852)
Purchases of securities	(3,911)	(704)
Proceeds from sales of securities	5,538	2,292
Purchases to cover securities sold, not yet purchased	(1,390)	(692)
Proceeds from securities sold, not yet purchased	949	1,222
Changes in receivables and payables relating to securities transactions	(609)	(2,702)
Gain on disposition of assets, net	(65)	(1,969)
Depreciation and amortization	388	405
Impairment	7	76
Deferred taxes	(65)	(9)
Other, net	39	5
Changes in operating assets and liabilities	(554)	340
Net cash used in operating activities from continuing operations	(19)	(1,324)
Net cash provided by operating activities from discontinued operations	345	410
Net cash provided by (used in) operating activities	326	(914)
Cash flows from investing activities:
Capital expenditures	(276)	(333)
Acquisition of businesses, net of cash acquired	(13)	(105)
Purchase of additional interests in consolidated subsidiaries	—	(349)
Proceeds from disposition of assets	160	1,405
Other, net	(20)	14
Net cash (used in) provided by investing activities from continuing operations	(149)	632
Net cash used in investing activities from discontinued operations	(318)	(298)
Net cash (used in) provided by investing activities	(467)	334
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	280	600
Partnership contributions	—	612
Partnership distributions	(73)	(61)
Proceeds from offering of subsidiary equity	6	—
Dividends and distributions to non-controlling interests in subsidiaries	(104)	(34)
Proceeds from Holding Company senior unsecured notes	—	1,195
Repayments of Holding Company senior unsecured notes	—	(1,175)
Proceeds from subsidiary borrowings	1,003	843
Repayments of subsidiary borrowings	(1,065)	(933)
Other, net	6	2
Net cash provided by financing activities from continuing operations	53	1,049
Net cash used in financing activities from discontinued operations	(131)	(191)
Net cash (used in) provided by financing activities	(78)	858
Effect of exchange rate changes on cash and cash equivalents	(1)	2
Add back decrease in cash of assets held for sale	44	232
Net (decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	(176)	512
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	2,030	2,097
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$1,854	$2,609
See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business.
Overview
Icahn Enterprises L.P. ("Icahn Enterprises") owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. ("Icahn Enterprises Holdings"). Icahn Enterprises G.P. Inc. ("Icahn Enterprises GP"), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2018. Icahn Enterprises Holdings and its subsidiaries own substantially all of the assets and liabilities of Icahn Enterprises and conduct substantially all of its operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to allocations of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises, as well as due to the carrying amount of deferred financing costs related to our senior unsecured notes. In addition to the above, Mr. Icahn and his affiliates owned approximately 91.5% of Icahn Enterprises' outstanding depositary units as of September 30, 2018.
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
Investment
Our Investment segment is comprised of various private investment funds ("Investment Funds") in which we have general partner interests and through which we invest our proprietary capital. We and certain of Mr. Icahn's wholly owned affiliates are the only investors in the Investment Funds. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $3.0 billion and $3.0 billion as of September 30, 2018 and December 31, 2017, respectively.
Automotive
We conduct our Automotive segment through our wholly owned subsidiary Icahn Automotive Group LLC ("Icahn Automotive"). Icahn Automotive is engaged in the retail and wholesale distribution of automotive parts in the aftermarket as well as providing automotive repair and maintenance services to its customers.
Energy
We conduct our Energy segment through our majority ownership in CVR Energy, Inc. ("CVR Energy"). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining L.P. ("CVR Refining") and CVR Partners L.P. ("CVR Partners"), respectively. CVR Refining is a petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of ammonia and urea ammonium nitrate. As of September 30, 2018, CVR Energy owned 100% of each of the general partners of CVR Refining and CVR Partners and approximately 81% and 34% of the common units of CVR Refining and CVR Partners, respectively.
On August 1, 2018, CVR Energy completed an exchange offer whereby CVR Refining's public unitholders tendered a total of 21,625,106 common units of CVR Refining in exchange for 13,699,549 shares of CVR Energy common stock. As of September 30, 2018, we owned approximately 70.8% of the total outstanding common stock of CVR Energy. In addition, as of September 30, 2018, we directly owned approximately 3.9% of the total outstanding common units of CVR Refining.
Railcar
We conduct our Railcar segment through our majority ownership in American Railcar Industries, Inc. ("ARI") and, prior to its sale on June 1, 2017, our wholly owned subsidiary American Railcar Leasing, LLC ("ARL"). As of September 30, 2018, we owned approximately 62.2% of the total outstanding common stock of ARI.

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
On October 22, 2018, we announced a definitive agreement to sell ARI to ITE Rail Fund L.P. ("ITE Rail") for $70.00 per share of ARI common stock. If this transaction is consummated, our share of the cash proceeds will be approximately $831 million. We expect the sale of ARI to close in the fourth quarter of 2018, subject to customary closing conditions. Under certain circumstances, ARI may be subject to a termination fee of $65 million or ITE Rail may be subject to a termination fee of $130 million. This transaction met all the criteria to be classified as held for sale on October 22, 2018 upon execution of the definitive agreement.
On June 1, 2017, we closed on the initial sale of ARL. In connection with this sale, we received cash consideration of approximately $1.3 billion and reassigned the debt of ARL to the purchaser, resulting in a pretax gain on disposition of assets of approximately $1.5 billion during the nine months ended September 30, 2017.
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
Mining
We conduct our Mining segment through our majority ownership in Ferrous Resources Ltd. ("Ferrous Resources"). As of September 30, 2018, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources. Ferrous Resources acquired certain rights to iron ore mineral resources in Brazil and develops mining operations and related infrastructure to produce and sell iron ore products to the global steel industry.
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
Real Estate
Our Real Estate operations consist primarily of rental real estate, property development and associated club activities. Our rental real estate operations consist primarily of office and industrial properties leased to single corporate tenants. Our property development operations are run primarily through a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development. Our property development locations also operate golf and club operations. In addition, our Real Estate operations also includes a hotel, timeshare and casino resort property in Aruba as well as the Trump Plaza Hotel and Casino in Atlantic City, which ceased operations in September 2014 prior to our obtaining control of the property.
In August 2018, our Real Estate segment sold a commercial rental property for $139 million, resulting in a pretax gain on disposition of assets of $67 million. The proceeds from the sale were initially classified as restricted cash on our condensed consolidated balance sheet as of September 30, 2018 in connection with section 1031 of the Internal Revenue Code, as amended, however, such restriction was released in October 2018.
In August 2017, our Real Estate segment sold a development property in Las Vegas, Nevada for $600 million, resulting in a pretax gain on disposition of assets of $456 million. The transaction included cash proceeds from the sale of $225 million and two tranches of seller financing totaling $375 million (including a $345 million first-lien mortgage and a $30 million second-lien mortgage). The seller financing receivables, plus accrued and unpaid interest receivable, are included in other assets on our condensed consolidated balance sheets. Such receivables were received in full in October 2018.

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
Description of Discontinued Operating Businesses
As of September 30, 2018, we also operated discontinued operations previously reported in our Automotive and former Gaming segments as discussed below. In addition, see Note 12, "Discontinued Operations," for additional information with respect to our discontinued operating businesses.
Automotive
Our discontinued Automotive operations consists of our wholly owned subsidiary, Federal-Mogul LLC ("Federal-Mogul"). During January 2017, we increased our ownership in Federal-Mogul from 82.0% to 100% for an aggregate purchase price of $305 million.
On October 1, 2018, we closed on the previously announced sale of Federal-Mogul to Tenneco Inc. ("Tenneco"). In connection with the sale, we received $800 million in cash and approximately 29.5 million shares of Tenneco common stock, of which approximately 23.8 million shares are non-voting shares that will convert to voting shares if and when sold. The remaining approximately 5.7 million voting shares received by us represents approximately 9.9% of the aggregate voting interest in Tenneco. There are restrictions on how many shares of Tenneco common stock that can be sold by us within the first 150 days after the closing of the sale. The voting and non-voting shares of Tenneco common stock have the same economic value. As of October 1, 2018, the approximately 29.5 million voting and non-voting shares of Tenneco common stock had a fair value of approximately $1.2 billion, which our Holding Company will hold and record as a Level 1 investment measured at fair value on a recurring basis. In addition, Federal-Mogul's outstanding debt was assumed by Tenneco.
Gaming
Our discontinued Gaming operations consists of our majority ownership in Tropicana Entertainment Inc. ("Tropicana") and the Trump Taj Mahal Casino Resort ("Taj Mahal"). As of September 30, 2018, we owned approximately 83.9% of the total outstanding common stock of Tropicana. In August 2017, we increased our ownership in Tropicana from 72.5% to 83.9% through a tender offer for additional shares of Tropicana common stock not already owned by us for an aggregate purchase price of $95 million. In addition, Tropicana repurchased and retired shares of its common stock in connection with this tender offer for an aggregate purchase price of $36 million. Taj Mahal closed in October 2016 and was subsequently sold on March 31, 2017.
On October 1, 2018, Tropicana closed on the previously announced real estate sales and merger transaction for aggregate cash consideration, net of adjustments, of approximately $1.8 billion. The transaction did not include Tropicana Aruba Resort and Casino, which was retained by us and is now reported within our Real Estate segment. Our proportionate share of the cash proceeds, net of adjustments, was approximately $1.5 billion.
Gain on Sales of Discontinued Operations
As a result of the sales of Federal-Mogul and Tropicana described above, we will recognize aggregate pre-tax gains on the sales of discontinued operations of approximately $1.0 billion in the fourth quarter of 2018.

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
Events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in our inadvertently becoming an investment company that is required to register under the ’40 Act. Our recent sales of Federal-Mogul and Tropicana did not result in our being considered an investment company. However, additional transactions involving the sale of certain assets could result in our being considered an investment company. Following such events or transactions, an exemption under the '40 Act would provide us up to one year to take steps to avoid becoming classified as an investment

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

company. We expect to take steps to avoid becoming classified as an investment company, but no assurance can be made that we will successfully be able to take the steps necessary to avoid becoming classified as an investment company.
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
Principles of Consolidation
As of September 30, 2018, our condensed consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to variable interest entities ("VIEs") in which we are the primary beneficiary. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights, which are the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners, held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs.
Except for our Investment segment, for equity investments in which we own 50% or less but greater than 20%, we generally account for such investments using the equity method. All other equity investments are accounted for at fair value.
Discontinued Operations and Held For Sale
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
Reclassifications
In connection with our adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-18, Restricted Cash, as discussed below, our net cash used in operating activities for the nine months ended September 30, 2017 was increased by $195 million.
In connection with our adoption of FASB ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as discussed below, we decreased our selling, general and administrative costs by $1 million and decreased other income, net by $1 million for the three months ended September 30, 2017. For the nine months ended September 30, 2017, we decreased our selling, general and administrative costs by $3 million and decreased other income, net by $3 million.
In addition, certain other reclassifications from the prior year presentation have been made to conform to the current year presentation, which did not have an impact on previously reported net income and equity and are not deemed material.
Consolidated Variable Interest Entities
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

	September 30, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$460	$223
Cash held at consolidated affiliated partnerships and restricted cash	637	734
Investments	8,794	9,615
Due from brokers	338	506
Property, plant and equipment, net	3,034	3,191
Inventories, net	427	385
Intangible assets, net	283	298
Other assets	381	226
Accounts payable, accrued expenses and other liabilities	1,656	1,816
Securities sold, not yet purchased, at fair value	625	1,023
Due to brokers	243	1,057
Debt	1,168	1,166
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
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of September 30, 2018 was approximately $7.9 billion and $8.1 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2017 was approximately $7.9 billion and $8.2 billion, respectively.

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
Cash Held at Consolidated Affiliated Partnerships and Restricted Cash
Our cash held at consolidated affiliated partnerships balance was $64 million and $192 million as of September 30, 2018 and December 31, 2017, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, is not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.
Our restricted cash balance was $737 million and $574 million as of September 30, 2018 and December 31, 2017, respectively. Restricted cash primarily relates to our Investment segment's cash pledged and held for margin requirements on derivative transactions.
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
Contract balances:   Our Automotive segment has deferred revenue with respect to extended warranty plans of $42 million and $42 million as of September 30, 2018 and January 1, 2018, respectively, which are included in accrued expenses and other liabilities on our condensed consolidated balance sheets. For the three and nine months ended September 30, 2018, our Automotive segment recorded revenue of $5 million and $18 million, respectively, with respect to deferred revenue outstanding as of January 1, 2018. For deferred revenue outstanding as of September 30, 2018, our Automotive segment expects to recognize approximately $36 million in 2019 and thereafter.
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
As of September 30, 2018, our Energy segment had $12 million of remaining performance obligations for contracts within an original expected duration of more than one year. Our Energy segment expects to recognize approximately $6 million of these performance obligations as revenue by the end of 2019, approximately $3 million in 2020 and the remaining balance thereafter.
Contract balances:   Our Energy segment's deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $32 million and $34 million as of September 30, 2018 and January 1, 2018, respectively, which is included in accrued expense and other liabilities on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2018, our Energy segment recorded revenue of $2 million and $34 million, respectively, with respect to deferred revenue outstanding as of January 1, 2018.
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
As of September 30, 2018, our Railcar segment had $963 million of remaining performance obligations for contractual commitments from customers for which work is partially completed. Our Railcar segment expects to recognize approximately $184 million of these performance obligations as revenue during the next twelve months and an additional $779 million thereafter.
Contract balances:  ARI bills its customers once services have been rendered or products have been delivered and ARI has an unconditional right to consideration as only the passage of time is required before payment of that consideration is due. The contract assets that ARI maintains are related to unbilled revenues recognized on repair services that have been performed but the entire project has not yet been completed, and the railcar has not yet been shipped to the customer. Contract liabilities represent deferred revenue related to railcar manufacturing and repair services. Our Railcar segment had unbilled revenue of $7 million and $4 million as of September 30, 2018 and January 1, 2018, respectively, which is included in accounts receivable, net on our condensed consolidated balance sheets. Our Railcar segment had deferred revenue of $2 million and $2 million as of September 30, 2018 and January 1, 2018, respectively, which is included in accrued expense and other liabilities on the condensed consolidated balance sheets.
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
As of January 1, 2018, our Automotive segment increased accrued expenses and other liabilities by $42 million and decreased deferred tax liabilities by $10 million for certain extended warranties to reflect the revenues from these plans as deferred revenue. Previously, revenues from these plans were recognized upfront. Our Automotive segment also recognizes revenue from the sale of goods on a drop ship basis. Previously, revenues from these transactions were recognized gross. For the three months ended September 30, 2018, net sales and costs of goods sold would have been higher by $15 million and $15 million, respectively, under prior accounting principles and for the nine months ended September 30, 2018, net sales and cost of goods sold would have been higher by $47 million and $47 million, respectively.
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
In addition to the above, we increased assets by an aggregate of $32 million and increased liabilities by $29 million as of January 1, 2018, primarily with respect to Federal-Mogul's asset and liabilities classified as held for sale. For the three and nine months ended September 30, 2018, the impact on revenues would have been immaterial under prior accounting principles.
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
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases. This ASU requires the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. In addition, among other changes to the accounting for leases, this ASU retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. Furthermore, quantification and qualitative disclosures, including disclosures regarding significant judgments made by management, will be required. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this ASU should be applied using a modified retrospective approach. Early application is permitted. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which provides an additional (and optional) transition method to adopt the new leases standard. We anticipate adopting the new leases standard using the new transition method option effective January 1, 2019, which will require adopting the new leases standard at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of equity in the period of adoption instead of the earliest period presented. In addition, prior period presentation and disclosure will not be adjusted. We believe the most significant impact will relate to the recognition of right-of-use assets and lease liabilities on our condensed consolidated balance sheets for long-term operating leases with the significant majority of the impact within our Automotive segment. We anticipate our assessment and implementation plan to be ongoing during the remainder of 2018 and continue to evaluate the impact of this standard on our condensed consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements, which amends FASB ASC Topic 820, Fair Value Measurements. This ASU eliminates, modifies and adds

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

various disclosure requirements on fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain disclosures are required to be applied using a retrospective approach and others using a prospective approach. Early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which amends FASB ASC Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software. This ASU adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this ASU should be applied either using a retrospective or prospective approach. Early adoption is permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

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
Investment Funds
During the nine months ended September 30, 2018 and 2017, Mr. Icahn and his affiliates (excluding us) invested $280 million and $600 million, respectively, in the Investment Funds, net of redemptions. As of September 30, 2018 and December 31, 2017, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.8 billion and $4.4 billion, respectively, representing approximately 62% and 59% of the Investment Funds' assets under management as of each respective date.
We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended September 30, 2018 and 2017, $4 million and $2 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement and for the nine months ended September 30, 2018 and 2017, such allocation was $6 million and $7 million, respectively.
Hertz Global Holdings, Inc.
As discussed in Note 4, "Investments and Related Matters," the Investment Funds have an investment in the common stock of Hertz Global Holdings, Inc. ("Hertz") measured at fair value that would have otherwise been subject to the equity method of accounting. Icahn Automotive provides services to Hertz in the ordinary course of business. For the three months ended September 30, 2018 and 2017, revenue from Hertz was $11 million and $5 million, respectively, and $29 million and $10 million for the nine months ended September 30, 2018 and 2017, respectively. Additionally, Federal-Mogul had payments to Hertz in the ordinary course of business of zero and $1 million for the three and nine months ended September 30, 2018, respectively and $2 million for each of the three and nine months ended September 30, 2017.
For the nine months ended September 30, 2018, the Investment Funds purchased shares of a certain investment from Hertz in the amount of $36 million.
In addition to our transactions with Hertz disclosed above, in January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Auto Leasing LLC ("767 Leasing"), a joint venture created to purchase vehicles for lease, the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement has an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises' audit committee. Due to the nature of our involvement with 767 Leasing, which includes guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing is a variable interest entity. Furthermore, we determined that we are not the primary beneficiary as we do not have the power to direct the activities of 767 Leasing that most significantly impact its economic performance. Therefore, we do not consolidate the results of 767 Leasing. As of September 30, 2018, 767 Leasing had assets of $25 million, primarily vehicles for lease, and liabilities of $1 million. For the three and nine months ended September 30, 2018, our Automotive segment invested $15 million and $25 million, respectively, in 767 Leasing. As of September 30, 2018, our Automotive segment had an equity method investment in 767 Leasing of $24 million.
ACF Industries, Inc.
Our Railcar segment has certain transactions with ACF Industries LLC ("ACF"), an affiliate of Mr. Icahn, under various agreements, as well as on a purchase order basis. ACF is a manufacturer and fabricator of specialty railcar parts and miscellaneous steel products. Agreements and transactions with ACF include the following:
•Railcar component purchases from ACF;
•Railcar parts sales to ACF;
•Railcar purchasing and engineering services agreements with ACF;
•Lease of certain intellectual property to ACF;
•Railcar repair services and support for ACF; and
•Railcar purchases from ACF.
Purchases from ACF were $1 million and $1 million for the three months ended September 30, 2018 and 2017, respectively, and $2 million and $4 million for the nine months ended September 30, 2018 and 2017, respectively. For each of the three and nine months ended September 30, 2018, revenues from ACF were $3 million. For each of the three and nine months ended September 30, 2017, revenues from ACF were not material.
Insight Portfolio Group LLC
Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises Holdings has a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of ours, including Federal-Mogul (prior to October 1, 2018), CVR Energy, PSC Metals, ARI, ARL (prior to June 1, 2017), Tropicana (prior to October 1, 2018), Viskase and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also have minority equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. For the nine months ended September 30, 2018 and 2017, we and certain of our subsidiaries paid certain of Insight Portfolio Group's operating expenses of $2 million and $2 million, respectively.

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

	September 30, 2018	December 31, 2017
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$559	$1,170
Consumer, non-cyclical	2,402	2,551
Consumer, cyclical	1,378	777
Energy	1,870	1,489
Financial	477	2,185
Technology	1,603	833
Other	212	372
	8,501	9,377
Corporate debt securities	210	155
	$8,711	$9,532
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$74	$101
Consumer, cyclical	122	667
Energy	362	110
Industrial	67	110
	625	988
Corporate debt securities	—	35
	$625	$1,023
The portion of unrealized (losses) gains that relates to securities still held by our Investment segment, primarily equity securities, was $(4) million and $635 million for the three months ended September 30, 2018 and 2017, respectively, and $356 million and $1,242 million for the nine months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018, the Investment Funds owned approximately 27.8% of the outstanding common stock of Hertz. Our Investment segment recorded net gains of $23 million and $254 million for the three months ended September 30, 2018 and 2017, respectively, and net (losses) gains of $(135) million and $19 million for the nine months ended September 30, 2018 and 2017, respectively, with respect to its investment in Hertz. As of September 30, 2018 and December 31, 2017, the aggregate fair value of our Investment segment's investment in Hertz was $382 million and $517 million, respectively.
The Investment Funds also owned approximately 17.9% of the outstanding common stock of Herbalife Ltd. ("Herbalife") as of September 30, 2018. We are deemed to have significant influence with respect to our investment in Herbalife after considering the collective ownership in Herbalife by us and affiliates of Mr. Icahn, as well as our collective representation on the board of directors of Herbalife. Our Investment segment recorded net gains (losses) of $23 million and $(64) million for the three months ended September 30, 2018 and 2017, respectively, and net gains of $740 million and $359 million for the nine months ended September 30, 2018 and 2017, respectively, with respect to its investment in Herbalife. As of September 30, 2018

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

and December 31, 2017, the aggregate fair value of our Investment segment's investment in Herbalife was approximately $1.5 billion and $1.2 billion, respectively.
Herbalife and Hertz each file annual, quarterly and current reports, and proxy and information statements with the SEC, which are publicly available.
Other Segments and Holding Company
With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Equity method investments	$127	$106
Other investments (measured at fair value)	494	400
	$621	$506

5.	Fair Value Measurements.
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

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments (Note 4)	$8,502	$323	$368	$9,193	$9,378	$264	$278	$9,920
Derivative contracts, at fair value (Note 6)(1)	—	42	—	42	—	—	—	—
	$8,502	$365	$368	$9,235	$9,378	$264	$278	$9,920
Liabilities
Securities sold, not yet purchased (Note 4)	$625	$—	$—	$625	$988	$35	$—	$1,023
Other liabilities	—	2	—	2	—	1	—	1
Derivative contracts, at fair value (Note 6)	3	982	—	985	36	1,239	—	1,275
	$628	$984	$—	$1,612	$1,024	$1,275	$—	$2,299

(1)	Amounts are classified within other assets in our condensed consolidated balance sheets.

Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Balance at January 1	$278	$211
Net unrealized gains	91	51
Purchases	—	5
Transfers out	—	(5)
Transfers in	—	2
Other	(1)	—
Balance at September 30	$368	$264
Net unrealized gains during the nine months ended September 30, 2018 and 2017 relate to a certain equity investment which is considered a Level 3 investment due to unobservable market data and is measured at fair value on a recurring basis. We determined the fair value of this investment based on recent market transactions. As of September 30, 2018 and December 31, 2017, the fair value of this investment was $365 million and $274 million, respectively.
Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
Certain assets measured at fair value using Level 3 inputs on a non-recurring basis have been impaired. During the nine months ended September 30, 2018 and 2017, we recorded impairment charges of $7 million and $2 million, respectively, relating to property, plant and equipment. We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize. In addition, during the nine months ended September 30, 2017, we recorded a loss of $6 million from marking inventory down to net realizable value at our Automotive segment. Additionally, in connection with our reclassification of certain railcars leased to others from held and used to assets held for sale, we recorded an impairment charge at our Railcar segment of $1 million and $68 million for the three and nine months ended September 30, 2017, respectively. Refer to Note 11, "Segment Reporting," for total impairment recorded by each of our segments.

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
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

contingent features that are in a liability position at September 30, 2018 and December 31, 2017 was zero and $17 million, respectively.
The following table summarizes the volume of our Investment segment's derivative activities based on their notional exposure, categorized by primary underlying risk:

	September 30, 2018		December 31, 2017
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Equity contracts	$256	$10,050	$243	$6,660
Credit contracts(1)	—	183	—	391
Commodity contracts	—	122	—	634

(1)
The short notional amount on our credit default swap positions was approximately $800 million at September 30, 2018. However, because credit spreads cannot compress below zero, our downside short notional exposure is $183 million as of September 30, 2018. The short notional amount on our credit default swap positions was approximately $2.5 billion as of December 31, 2017. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $391 million as of December 31, 2017.

Energy
CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged, and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the condensed consolidated balance sheets with changes in fair value currently recognized in the condensed consolidated statements of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. CVR Refining did not have open commodity swap instruments at September 30, 2018. At December 31, 2017, CVR Refining had open commodity swap instruments consisting of 15 million barrels of crack spreads, primarily to fix the margin on a portion of its future gasoline and distillate production. Additionally, as of September 30, 2018 and December 31, 2017, CVR Refining had open forward purchase and sale commitments for 2 million barrels and 6 million barrels, respectively, of Canadian crude oil priced at fixed differentials that are not considered probable of physical settlement and are accounted for as derivatives.
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

Derivatives Not Designated as Hedging Instruments	Asset Derivatives(1)		Liability Derivatives
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(in millions)
Equity contracts	$32	$—	$953	$1,159
Credit contracts	11	—	—	17
Commodity contracts	5	7	38	106
Sub-total	48	7	991	1,282
Netting across contract types(2)	(6)	(7)	(6)	(7)
Total(2)	$42	$—	$985	$1,275

(1)	Net asset derivatives are classified within other assets in our condensed consolidated balance sheets.

(2)
Excludes netting of cash collateral received and posted. The total collateral posted at September 30, 2018 and December 31, 2017 was $573 million and $542 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash on the condensed consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
Derivatives Not Designated as Hedging Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Equity contracts	$(564)	$(350)	$(653)	$(1,185)
Credit contracts	12	(15)	65	(32)
Commodity contracts	18	(20)	132	(36)
	$(534)	$(385)	$(456)	$(1,253)

(1)
Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment and are included in other income (loss), net for all other segments. Gains (losses) recognized on derivatives for our Investment segment were $(539) million and $(368) million for the three months ended September 30, 2018 and 2017, respectively, and $(531) million and $(1,248) million for the nine months ended September 30, 2018 and 2017, respectively. Gains (losses) recognized on derivatives for our other segments were $5 million and $(17) million for the three months ended September 30, 2018 and 2017, respectively, and $75 million and $(5) million for the nine months ended September 30, 2018 and 2017, respectively.

Non-Derivative Instruments Designated as Hedging Instruments
As of September 30, 2018 and December 31, 2017, Federal-Mogul had foreign currency denominated debt (included in liabilities held for sale on our condensed consolidated balance sheets), of which $847 million and $884 million, respectively, was designated as a net investment hedge in certain foreign subsidiaries and affiliates of Federal-Mogul. Changes to its carrying value are included in other comprehensive loss as translation adjustments and other. The amount recognized in accumulated other comprehensive loss were losses of $6 million and $25 million for the three months ended September 30, 2018 and 2017, respectively, and $29 million and $71 million for the nine months ended September 30, 2018 and 2017, respectively.

7.	Inventories, Net.
Inventories, net consists of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Raw materials	$307	$252
Work in process	123	127
Finished goods	1,531	1,426
	$1,961	$1,805

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$322	$—	$322	$320	$—	$320
Railcar	7	—	7	7	—	7
Food Packaging	7	—	7	7	—	7
	$336	$—	$336	$334	$—	$334

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible assets, net consists of the following:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$396	$(129)	$267	$397	$(115)	$282
Developed technology	4	(4)	—	4	(4)	—
In-place leases	90	(73)	17	121	(92)	29
Gasification technology license	60	(15)	45	60	(14)	46
Other	161	(39)	122	149	(24)	125
	$711	$(260)	$451	$731	$(249)	$482
Indefinite-lived intangible assets:
Trademarks and brand names			$62			$62
Intangible assets, net			$513			$544
Amortization expense associated with definite-lived intangible assets was $12 million and $12 million for the three months ended September 30, 2018 and 2017, respectively, and $36 million and $30 million for the nine months ended September 30, 2018 and 2017, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

9.	Debt.
Debt consists of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Holding Company:
6.000% senior unsecured notes due 2020	$1,703	$1,703
5.875% senior unsecured notes due 2022	1,343	1,342
6.250% senior unsecured notes due 2022	1,214	1,216
6.750% senior unsecured notes due 2024	498	498
6.375% senior unsecured notes due 2025	747	748
	5,505	5,507
Reporting Segments:
Automotive	359	340
Energy	1,168	1,166
Railcar	527	546
Metals	1	1
Mining	53	58
Food Packaging	271	273
Real Estate	19	22
Home Fashion	4	5
	2,402	2,411
Total Debt	$7,907	$7,918

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Net Income Per LP Unit.
The components of the computation of basic and diluted income (loss) per LP unit from continuing and discontinued operations of Icahn Enterprises are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except per unit data)
Net (loss) income attributable to Icahn Enterprises from continuing operations	$(29)	$577	$243	$2,027
Net (loss) income attributable to Icahn Enterprises from continuing operations allocable to limited partners (98.01% allocation)	$(29)	$566	$238	$1,987
Net income attributable to Icahn Enterprises from discontinued operations allocable to limited partners	$153	$20	$323	$103

Basic and diluted (loss) income per LP unit:
Continuing operations	$(0.16)	$3.41	$1.34	$12.58
Discontinued operations	0.84	0.12	1.81	0.65
	$0.68	$3.53	$3.15	$13.23
Basic and diluted weighted average LP units outstanding	183	166	178	158
Icahn Enterprises Rights Offering
In January 2017, Icahn Enterprises commenced a rights offering entitling holders of the rights to acquire newly issued depositary units of Icahn Enterprises. In connection with this rights offering, we received proceeds of $600 million during the nine months ended September 30, 2017.
LP Unit Distribution
On each of February 27, 2018, May 2, 2018, and July 31, 2018, Icahn Enterprises declared a quarterly distribution in the amount of $1.75 per depositary unit (aggregating $5.25 per depositary unit) in which each depositary unit holder had the option to make an election to receive either cash or additional depositary units.
As a result of the above distributions declared, during the nine months ended September 30, 2018, Icahn Enterprises distributed an aggregate of 13,066,279 depositary units to unit holders electing to receive depositary units, of which an aggregate of 12,895,218 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders was $71 million during the three and nine months ended September 30, 2018.
2017 Incentive Plan
During the three months ended September 30, 2018 and 2017, Icahn Enterprises distributed 1,329 and 2,388 depositary units, respectively, and 19,487 and 5,418 depositary units during the nine months ended September 30, 2018 and 2017, respectively, net of payroll withholdings, with respect to certain restricted depositary units and deferred unit awards that vested during the period in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the "2017 Incentive Plan"). The aggregate impact of the 2017 Incentive Plan is not material with respect to our condensed consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

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

	Three Months Ended September 30, 2018
	Investment	Automotive	Energy	Railcar	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$600	$1,935	$40	$120	$26	$98	$7	$38	$—	$2,864
Other revenues from operations	—	135	—	60	—	—	—	22	—	—	217
Net (loss) gain from investment activities	(549)	—	—	—	—	—	—	—	—	35	(514)
Interest and dividend income	27	—	—	—	—	1	1	5	—	2	36
(Loss) gain on disposition of assets, net	—	—	—	—	—	(2)	—	67	—	—	65
Other (loss) income, net	—	(2)	8	11	1	2	(2)	—	—	(1)	17
	(522)	733	1,943	111	121	27	97	101	38	36	2,685
Expenses:
Cost of goods sold	—	373	1,742	42	115	18	77	6	33	—	2,406
Other expenses from operations	—	123	—	36	—	—	—	14	—	—	173
Selling, general and administrative	4	253	31	11	5	6	14	2	8	6	340
Restructuring, net	—	4	4	—	—	—	10	—	(1)	—	17
Impairment	—	—	—	—	—	—	—	—	—	—	—
Interest expense	6	4	26	5	—	—	5	—	—	84	130
	10	757	1,803	94	120	24	106	22	40	90	3,066
(Loss) income from continuing operations before income tax benefit (expense)	(532)	(24)	140	17	1	3	(9)	79	(2)	(54)	(381)
Income tax benefit (expense)	—	11	(31)	(4)	—	—	(2)	(6)	—	103	71
Net (loss) income from continuing operations	(532)	(13)	109	13	1	3	(11)	73	(2)	49	(310)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(326)	—	43	5	—	—	(2)	—	—	(1)	(281)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(206)	$(13)	$66	$8	$1	$3	$(9)	$73	$(2)	$50	$(29)

Supplemental information:
Capital expenditures	$—	$16	$26	$57	$8	$9	$8	$2	$1	$—	$127
Depreciation and amortization(1)	$—	$23	$67	$15	$4	$2	$6	$5	$2	$—	$124

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2017
	Investment	Automotive	Energy	Railcar	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$604	$1,454	$68	$110	$21	$99	$2	$46	$—	$2,404
Other revenues from operations	—	96	—	66	—	—	—	19	—	—	181
Net gain from investment activities	386	—	—	—	—	—	—	—	—	34	420
Interest and dividend income	27	—	1	1	—	—	—	2	—	3	34
Gain (loss) on disposition of assets, net	—	1	(1)	(10)	—	—	—	456	—	—	446
Other (loss) income, net	(9)	(1)	(16)	1	(1)	(2)	3	39	—	5	19
	404	700	1,438	126	109	19	102	518	46	42	3,504
Expenses:
Cost of goods sold	—	396	1,357	65	105	15	75	2	39	—	2,054
Other expenses from operations	—	107	—	25	—	—	—	12	—	—	144
Selling, general and administrative	3	229	35	9	5	4	13	6	11	8	323
Restructuring, net	—	—	—	—	—	—	1	—	—	—	1
Impairment	—	(1)	—	1	—	—	—	—	—	—	—
Interest expense	42	2	28	5	—	2	3	—	—	82	164
	45	733	1,420	105	110	21	92	20	50	90	2,686
Income (loss) from continuing operations before income tax benefit (expense)	359	(33)	18	21	(1)	(2)	10	498	(4)	(48)	818
Income tax benefit (expense)	—	17	(2)	(6)	2	—	(4)	—	—	(25)	(18)
Net income (loss) from continuing operations	359	(16)	16	15	1	(2)	6	498	(4)	(73)	800
Less: net income (loss) from continuing operations attributable to non-controlling interests	221	—	(2)	3	—	—	1	—	—	—	223
Net income (loss) from continuing operations attributable to Icahn Enterprises	$138	$(16)	$18	$12	$1	$(2)	$5	$498	$(4)	$(73)	$577

Supplemental information:
Capital expenditures	$—	$22	$23	$30	$2	$10	$6	$7	$2	$—	$102
Depreciation and amortization(1)	$—	$26	$70	$15	$5	$2	$5	$5	$2	$—	$130

	Nine Months Ended September 30, 2018
	Investment	Automotive	Energy	Railcar	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,760	$5,386	$194	$370	$72	$299	$14	$125	$—	$8,220
Other revenues from operations	—	398	—	169	—	—	—	65	—	—	632
Net gain from investment activities	233	—	—	—	—	—	—	—	—	95	328
Interest and dividend income	73	—	1	1	—	1	1	15	—	7	99
(Loss) gain on disposition of assets, net	—	—	(5)	5	—	(2)	—	67	—	—	65
Other (loss) income, net	(1)	(2)	81	13	1	7	(15)	—	1	(2)	83
	305	2,156	5,463	382	371	78	285	161	126	100	9,427
Expenses:
Cost of goods sold	—	1,119	4,948	184	349	54	234	11	108	—	7,007
Other expenses from operations	—	352	—	97	—	—	—	41	—	—	490
Selling, general and administrative	6	769	102	31	14	18	44	15	26	17	1,042
Restructuring, net	—	4	4	—	—	—	10	—	2	—	20
Impairment	—	3	—	4	—	—	—	—	—	—	7
Interest expense	33	12	80	16	—	2	12	1	—	251	407
	39	2,259	5,134	332	363	74	300	68	136	268	8,973
Income (loss) from continuing operations before income tax benefit (expense)	266	(103)	329	50	8	4	(15)	93	(10)	(168)	454
Income tax benefit (expense)	—	38	(60)	(14)	—	(2)	—	(6)	—	101	57
Net income (loss) from continuing operations	266	(65)	269	36	8	2	(15)	87	(10)	(67)	511
Less: net income (loss) from continuing operations attributable to non-controlling interests	154	—	106	13	—	(1)	(3)	—	—	(1)	268
Net income (loss) from continuing operations attributable to Icahn Enterprises	$112	$(65)	$163	$23	$8	$3	$(12)	$87	$(10)	$(66)	$243

Supplemental information:
Capital expenditures	$—	$53	$68	$81	$10	$32	$19	$9	$4	$—	$276
Depreciation and amortization(1)	$—	$72	$207	$46	$13	$6	$19	$15	$6	$—	$384

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2017
	Investment	Automotive	Energy	Railcar	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,702	$4,395	$184	$315	$76	$288	$9	$138	$—	$7,107
Other revenues from operations	—	329	—	320	—	—	—	56	—	—	705
Net gain from investment activities	552	—	—	2	—	—	—	—	—	50	604
Interest and dividend income	80	—	1	2	—	1	—	2	—	8	94
Gain (loss) on disposition of assets, net	—	4	(2)	1,511	—	—	—	456	—	—	1,969
Other (loss) income, net	(50)	—	(3)	2	(1)	(3)	—	39	—	5	(11)
	582	2,035	4,391	2,021	314	74	288	562	138	63	10,468
Expenses:
Cost of goods sold	—	1,125	4,191	170	299	45	218	7	119	—	6,174
Other expenses from operations	—	326	—	107	—	—	—	36	—	—	469
Selling, general and administrative	8	657	105	38	14	12	44	16	30	21	945
Restructuring, net	—	—	—	—	—	—	3	—	—	—	3
Impairment	—	6	—	68	—	—	—	2	—	—	76
Interest expense	134	10	82	39	—	5	10	1	—	244	525
	142	2,124	4,378	422	313	62	275	62	149	265	8,192
Income (loss) from continuing operations before income tax benefit (expense)	440	(89)	13	1,599	1	12	13	500	(11)	(202)	2,276
Income tax benefit (expense)	—	53	2	(525)	3	(2)	(5)	—	—	461	(13)
Net income (loss) from continuing operations	440	(36)	15	1,074	4	10	8	500	(11)	259	2,263
Less: net income (loss) from continuing operations attributable to non-controlling interests	228	—	(7)	11	—	2	2	—	—	—	236
Net income (loss) from continuing operations attributable to Icahn Enterprises	$212	$(36)	$22	$1,063	$4	$8	$6	$500	$(11)	$259	$2,027

Supplemental information:
Capital expenditures	$—	$57	$80	$139	$4	$27	$15	$7	$4	$—	$333
Depreciation and amortization(1)	$—	$81	$208	$51	$15	$4	$18	$15	$6	$—	$398

(1)
Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense in the amounts of $3 million and $2 million for the three months ended September 30, 2018 and 2017, respectively, and $5 million and $8 million for the nine months ended September 30, 2018 and 2017, respectively.

Disaggregation of Revenue
In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for certain reportable segments below. Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," for certain revenue recognition policies with respect to the following reporting segments.
Automotive
Disaggregated revenue for our Automotive segment net sales and other revenues from operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Automotive services	$341	$311	$992	$873
Commercial sales	258	246	758	740
Retail sales	136	143	408	418
	$735	$700	$2,158	$2,031
As discussed in Note 1, "Description of Business," we adopted FASB ASC Topic 606 effective January 1, 2018 which affected the revenue recognized on the of sale of goods on a drop ship basis. Beginning in 2018, revenue from drop ship sales is recorded on a net basis and for prior periods was recorded on a gross basis. Prior periods were not adjusted for the adoption of FASB ASC Topic 606 in our condensed consolidated financial statements. Therefore, for the three months ended September 30, 2017, our Automotive segment's commercial sales and costs of goods sold would each have been lower by $14 million under current accounting principles. For the nine months ended September 30, 2017, commercial sales and cost of goods sold would each have been lower by $50 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Energy
Disaggregated revenue for our Energy segment net sales is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Petroleum products	$1,855	$1,384	$5,133	$4,142
Nitrogen fertilizer products	80	70	253	253
	$1,935	$1,454	$5,386	$4,395
Condensed Balance Sheets
Icahn Enterprises' condensed balance sheets by reporting segment are presented below. Icahn Enterprises Holdings' condensed balance sheets are substantially the same, with immaterial differences relating to our Holding Company's other assets, debt and equity attributable to Icahn Enterprises Holdings.

	September 30, 2018
	Investment	Automotive	Energy	Railcar	Metals	Mining	Food Packaging	Real Estate	Home Fashion	Holding Company	Discontinued Operations	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$5	$46	$702	$74	$20	$19	$49	$40	$1	$97	$—	$1,053
Cash held at consolidated affiliated partnerships and restricted cash	637	—	—	19	1	—	1	141	2	—	—	801
Investments	8,711	24	83	20	—	—	—	15	—	479	—	9,332
Accounts receivable, net	—	259	214	40	62	8	78	8	31	—	—	700
Inventories, net	—	1,234	427	80	30	26	98	—	66	—	—	1,961
Property, plant and equipment, net	—	947	3,049	1,231	108	215	167	392	70	—	—	6,179
Goodwill and intangible assets, net	—	497	283	7	3	—	34	25	—	—	—	849
Assets held for sale	—	—	33	—	1	—	—		—	—	8,857	8,891
Other assets	395	157	61	27	8	22	88	405	5	41	—	1,209
Total assets	$9,748	$3,164	$4,852	$1,498	$233	$290	$515	$1,026	$175	$617	$8,857	$30,975
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,078	$914	$1,147	$295	$53	$48	$168	$61	$37	$65	$—	$3,866
Securities sold, not yet purchased, at fair value	625	—	—	—	—	—	—	—	—	—	—	625
Due to brokers	243	—	—	—	—	—	—	—	—	—	—	243
Liabilities held for sale	—	—	—	—	—	—	—	—	—	—	5,998	5,998
Debt	—	359	1,168	527	1	53	271	19	4	5,505	—	7,907
Total liabilities	1,946	1,273	2,315	822	54	101	439	80	41	5,570	5,998	18,639

Equity attributable to Icahn Enterprises	3,003	1,891	1,231	421	179	166	56	941	134	(4,960)	2,550	5,612
Equity attributable to non-controlling interests	4,799	—	1,306	255	—	23	20	5	—	7	309	6,724
Total equity	7,802	1,891	2,537	676	179	189	76	946	134	(4,953)	2,859	12,336
Total liabilities and equity	$9,748	$3,164	$4,852	$1,498	$233	$290	$515	$1,026	$175	$617	$8,857	$30,975

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
Income from discontinued operations is summarized as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Automotive	Gaming	Total	Automotive	Gaming	Total
Revenues:	(in millions)
Net sales	$1,890	$—	$1,890	$1,889	$—	$1,889
Other revenues from operations	—	233	233	—	246	246
Interest and dividend income	1	—	1	3	—	3
Gain on disposition of assets, net	65	—	65	—	—	—
Other (loss) income, net	(4)	2	(2)	5	22	27
	1,952	235	2,187	1,897	268	2,165
Expenses:
Cost of goods sold	1,562	—	1,562	1,623	—	1,623
Other expenses from operations	—	105	105	—	110	110
Selling, general and administrative	185	78	263	218	83	301
Restructuring, net	15	—	15	4	—	4
Impairment	—	—	—	5	—	5
Interest expense	45	1	46	40	3	43
	1,807	184	1,991	1,890	196	2,086
Income from discontinued operations before income tax expense	145	51	196	7	72	79
Income tax expense	(28)	(5)	(33)	(23)	(27)	(50)
Income (loss) from discontinued operations	117	46	163	(16)	45	29
Less: income from discontinued operations attributable to non-controlling interests	1	7	8	2	7	9
Income (loss) from discontinued operations attributable to Icahn Enterprises	$116	$39	$155	$(18)	$38	$20

Supplemental information:
Capital expenditures(1)	$88	$17	$105	$91	$30	$121
Depreciation and amortization(2)	$—	$—	$—	$102	$19	$121

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Automotive	Gaming	Total	Automotive	Gaming	Total
Revenues:	(in millions)
Net sales	$5,993	$—	$5,993	$5,786	$—	$5,786
Other revenues from operations	—	679	679	—	684	684
Interest and dividend income	2	1	3	4	1	5
Gain (loss) on disposition of assets, net	65	—	65	—	(3)	(3)
Other income, net	5	1	6	18	23	41
	6,065	681	6,746	5,808	705	6,513
Expenses:
Cost of goods sold	4,999	—	4,999	4,910	—	4,910
Other expenses from operations	—	311	311	—	317	317
Selling, general and administrative	601	238	839	646	272	918
Restructuring, net	13	—	13	11	—	11
Impairment	2	—	2	6	—	6
Interest expense	137	4	141	114	9	123
	5,752	553	6,305	5,687	598	6,285
Income from discontinued operations before income tax expense	313	128	441	121	107	228
Income tax expense	(69)	(19)	(88)	(49)	(48)	(97)
Income from discontinued operations	244	109	353	72	59	131
Less: income from discontinued operations attributable to non-controlling interests	7	17	24	8	18	26
Income from discontinued operations attributable to Icahn Enterprises	$237	$92	$329	$64	$41	$105

Supplemental information:
Capital expenditures(1)	$303	$58	$361	$276	$83	$359
Depreciation and amortization(2)	$100	$19	$119	$294	$54	$348
(1) Capital expenditures in the tables above represents cash used in investing activities. In addition, non-cash capital expenditures included in accounts payable, accrued expenses and other liabilities for the nine months ended September 30, 2018 and 2017 aggregated $48 million and $63 million, respectively.
(2) Excludes amounts related to the amortization of deferred financing costs and debt discounts and premiums included in interest expense aggregating $1 million and $2 million for the three months ended September 30, 2018 and 2017, respectively, and $3 million and $5 million for the nine months ended September 30, 2018 and 2017, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and liabilities held for sale consist of the following:

	September 30, 2018			December 31, 2017
	Automotive	Gaming	Total	Automotive	Gaming	Total
Assets Held For Sale	(in millions)
Cash and cash equivalents	$272	$98	$370	$315	$103	$418
Restricted cash	5	15	20	4	16	20
Investments	322	7	329	324	7	331
Accounts receivable, net	1,195	11	1,206	1,182	11	1,193
Inventories, net	1,461	—	1,461	1,456	—	1,456
Property, plant and equipment, net	2,642	814	3,456	2,545	792	3,337
Goodwill	934	—	934	941	—	941
Intangible assets, net	504	66	570	517	74	591
Other assets	429	82	511	394	93	487
Assets held for sale (discontinued operations)	$7,764	$1,093	$8,857	$7,678	$1,096	$8,774
Other assets held for sale			34			16
Total assets held for sale			$8,891			$8,790
Liabilities Held For Sale
Accounts payable, accrued expenses and other liabilities	$1,756	$129	$1,885	$1,718	$142	$1,860
Post-retirement benefit liability	1,015	—	1,015	1,075	—	1,075
Debt	3,035	63	3,098	3,130	137	3,267
Liabilities held for sale (discontinued operations)	$5,806	$192	$5,998	$5,923	$279	$6,202
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
For the three months ended September 30, 2018, we recorded an income tax benefit of $71 million on pre-tax loss from continuing operations of $381 million compared to an income tax expense of $18 million on pre-tax income from continuing operations of $818 million for the three months ended September 30, 2017. Our effective income tax rate was 18.6% and 2.2% for the three months ended September 30, 2018 and 2017, respectively.
For the three months ended September 30, 2018, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership income for which there was no tax expense, as such income is allocated to the partners, and favorable permanent tax adjustments, including estimated deductions related to internal reorganization of certain corporate entities within the American Entertainment Properties Corp. consolidated group.
For the three months ended September 30, 2017, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to partnership income for which there was no tax expense, as such income is allocated to the partners.
For the nine months ended September 30, 2018, we recorded an income tax benefit of $57 million on pre-tax income from continuing operations of $454 million compared to an income tax expense of $13 million on pre-tax income from continuing

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

operations of approximately $2.3 billion for the nine months ended September 30, 2017. Our effective income tax rate was (12.6)% and 0.6% for the nine months ended September 30, 2018 and 2017, respectively.
For the nine months ended September 30, 2018, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership income for which there was no tax expense, as such income is allocated to the partners, and favorable permanent tax adjustments, including estimated deductions related to internal reorganization of certain corporate entities within the American Entertainment Properties Corp. consolidated group.
For the nine months ended September 30, 2017, the effective tax rate was lower than the statutory federal rate of 35%, primarily due to a decrease in the valuation allowance and partnership income for which there was no tax expense, as such income is allocated to the partners.

14.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Retirement Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2017	$(564)	$(23)	$(824)	$(1,411)
Other comprehensive income (loss) before reclassifications, net of tax	2	(3)	(86)	(87)
Reclassifications from accumulated other comprehensive loss to earnings	19	—	—	19
Other comprehensive income (loss), net of tax	21	(3)	(86)	(68)
Balance, September 30, 2018	$(543)	$(26)	$(910)	$(1,479)

15.	Other Income, Net.
Other income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Realized and unrealized gain (loss) on derivatives, net (Note 6)	$5	$(17)	$75	$(5)
Other derivative loss	—	—	—	(41)
Dividend expense	(1)	(9)	(1)	(9)
Equity earnings from non-consolidated affiliates	3	1	8	2
Foreign currency transaction (loss) gain	(5)	2	—	1
Tax settlement gain	—	38	—	38
Non-service pension and other post-retirement benefits expense	—	(1)	(8)	(3)
Gain on early railcar lease termination	10	—	10	—
Other	5	5	(1)	6
	$17	$19	$83	$(11)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

16.	Commitments and Contingencies.
Environmental Matters
Due to the nature of our business, certain of our subsidiaries' operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities were $38 million and $34 million as of September 30, 2018 and December 31, 2017, respectively, primarily within our Energy and Metals segments and which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. In addition to the above, Federal-Mogul has environmental liabilities of $16 million and $16 million as of September 30, 2018 and December 31, 2017, respectively, which are included in liabilities held for sale in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.
On August 21, 2018, CVR Refining received a letter from the United States Department of Justice (the “DOJ”) on behalf of the Environmental Protection Agency (the "EPA") and Kansas Department of Health and Environment (“KDHE”) alleging violations of the Clean Air Act and a 2012 Consent Decree between CVR Refining, the United States (on behalf of the EPA) and KDHE at CVR Energy's Coffeyville refinery. In September 2018, CVR Refining executed a tolling agreement with the DOJ and KDHE extending time for negotiation regarding the agencies’ allegations through March 31, 2019. At this time CVR Energy cannot reasonably estimate the potential penalties, costs, fines or other expenditures that may result from this matter or any subsequent enforcement or litigation relating thereto and, therefore, CVR Energy cannot determine if the ultimate outcome of this matter will have a material impact on its financial position, results of operations or cash flows.
There have been no other new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the environmental matters from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Renewable Fuel Standards
CVR Refining is subject to the Renewable Fuel Standard ("RFS") of the EPA which requires refiners to either blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. transportation fuel market, there may be a decrease in demand for petroleum products. CVR Refining is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS.
The net cost of RINs for the three months ended September 30, 2018 and 2017 was $20 million and $64 million, respectively, and $47 million and $164 million for the nine months ended September 30, 2018 and 2017, respectively, which is included in cost of goods sold in the condensed consolidated statements of operations. RINs expense includes the purchased cost of RINs, the impact of recognizing CVR Refining's uncommitted biofuel blending obligation at fair value based on market prices at each reporting date and is reduced by the valuation change of RINs purchases in excess of CVR Refining's RFS obligation as of the reporting date. As of September 30, 2018 and December 31, 2017, CVR Refining's biofuel blending obligation was $7 million and $28 million, respectively, which is included in accrued expenses and other liabilities in our condensed consolidated balance sheets and is reduced by the valuation change of RINs purchases in excess of CVR Refining’s RFS obligation as of the reporting date. As of September 30, 2018, our Energy segment recorded a RINs asset within other assets in the condensed consolidated balance sheet of $4 million, representing excess RINs primarily due to a reduction in its RFS obligation during the first quarter of 2018.
Litigation
From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.
Federal-Mogul
On March 3, 2017, certain purported former stockholders of Federal-Mogul Holdings Corporation filed a petition in the Delaware Court of Chancery seeking an appraisal of the value of common stock they claim to have held at the time of the January 23, 2017 merger of IEH FM Holdings, LLC into Federal-Mogul Holdings Corporation. IEH FM Holdings, LLC was a wholly owned subsidiary of Icahn Enterprises. Federal-Mogul Holdings LLC filed an answer to the petition on March 28, 2017. A second petition for appraisal was filed by purported former stockholders of Federal-Mogul Holdings Corporation on May 1, 2017. The two cases were consolidated on May 10, 2017, captioned In re Appraisal of Federal-Mogul Holdings LLC, C.A. No. 2017-0158-AGB. A trial date has not yet been set. As of September 30, 2018, the litigation reserve was $56 million, including

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

accrued interest of $6 million. In connection with this matter, we contributed $56 million to Federal-Mogul prior to our sale of Federal-Mogul.
On April 25, 2014, a group of plaintiffs brought an action against Federal-Mogul Products, Inc. ("FM Products"), a wholly-owned subsidiary of Federal-Mogul, alleging injuries and damages associated with the discharge of chlorinated hydrocarbons by the former owner of a facility located in Kentucky. Since 1998, when FM Products acquired the facility, it has been cooperating with the applicable regulatory agencies on remediating the prior discharges pursuant to an order entered into by the facility’s former owner. FM Products negotiated a settlement agreement with plaintiff's counsel which was approved by the required number of plaintiffs and, following a fairness hearing, given final approval by the court on July 13, 2018. FM Products paid $3 million pursuant to the settlement agreement during the three months ended September 30, 2018.
Other Matters
FRA Directive
On September 30, 2016, the Federal Railroad Administration (the "FRA") issued Railworthiness Directive ("RWD") No. 2016-01 (the "Original Directive"). The Original Directive addressed, among other things, certain welding practices in one weld area in specified DOT 111 tank railcars manufactured between 2009 and 2015 by ARI and ACF. Our Railcar segment met and corresponded with the FRA following the issuance of the Original Directive to express its concerns with the Original Directive and its impact on our Railcar segment, as well as the industry as a whole. On November 18, 2016 (the "Issuance Date"), the FRA issued RWD No. 2016-01 [Revised] (the "Revised Directive"). The Revised Directive changed and superseded the Original Directive in several ways.
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
Our Railcar segment has evaluated its potential exposure related to the Revised Directive and has a loss contingency reserve remaining of $9 million, as of September 30, 2018, to cover its probable and estimable liabilities with respect to our Railcar segment's response to the Revised Directive. The loss contingency reserve takes into account information available as of September 30, 2018 and our Railcar segment's contractual obligations in its capacity as both a manufacturer and owner of railcars subject to the Revised Directive. This amount is included in accrued expenses and other liabilities on the consolidated balance sheets. This amount will continue to be evaluated as our Railcar segment's and its customers' compliance with the Revised Directive and the settlement agreement progress. Actual results could differ from this estimate.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Pension Obligations
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 91.5% of Icahn Enterprises' outstanding depositary units as of September 30, 2018. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the "PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates and our ownership of more than 80% in certain of our subsidiaries, we and certain of our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. ACF and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of September 30, 2018 and December 31, 2017. If the plans were voluntarily terminated, they would be underfunded by approximately $371 million ($77 million for ACF and $294 million for Federal-Mogul) and $424 million as of September 30, 2018 and December 31, 2017, respectively. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF and Federal-Mogul. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
The current underfunded status of the pension plans of ACF and Federal-Mogul requires them to notify the PBGC of certain “reportable events,” such as if they cease to be a member of the ACF and Federal-Mogul controlled group, or if they make certain extraordinary dividends or stock redemptions. As of October 1, 2018, Federal-Mogul is no longer a member of the controlled group.
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
Other
The U.S. Attorney’s office for the Southern District of New York contacted Icahn Enterprises L.P. in September 2017 seeking production of information pertaining to our and Mr. Icahn’s activities relating to the Renewable Fuels Standard and Mr. Icahn’s former role as an advisor to the President. We are cooperating with the request and provided information in response to the subpoena. The U.S. Attorney’s office has not made any claims or allegations against us or Mr. Icahn. We maintain a strong compliance program and, while no assurances can be made, we do not believe this inquiry will have a material impact on our business, financial condition, results of operations or cash flows.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

17.	Supplemental Cash Flow Information.
Supplemental cash flow information from continuing operations consists of the following:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Cash payments for interest, net of amounts capitalized	$416	$444
Net cash (receipts) payments for income taxes, net of refunds	(4)	39
Acquisition of subsidiary common stock included in accrued expenses and other liabilities	—	51
Seller financing secured mortgages resulting from disposition of assets	—	375
Capital expenditures included in accounts payable, accrued expenses and other liabilities	11	8

18.	Subsequent Events.
Icahn Enterprises
On October 31, 2018, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.75 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about December 18, 2018 to depositary unit holders of record at the close of business on November 12, 2018. Depositary unit holders have until December 7, 2018 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the distribution in cash. Depositary unit holders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending December 14, 2018. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Railcar
On October 22, 2018, we announced a definitive agreement to sell ARI. See Note 1, "Description of Business," for further discussion.
Discontinued Operating Businesses
On October 1, 2018, we closed on the sales of Federal-Mogul and Tropicana. See Note 1, "Description of Business," for further discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2018 (this "Report"), as well as our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2018.
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
Significant Transactions and Developments
Subsequent Events. On October 1, 2018, we closed on the sales of Federal-Mogul LLC ("Federal-Mogul") and Tropicana Entertainment Inc. ("Tropicana"). As a result of the transactions, our Holding Company received approximately $2.3 billion in aggregate cash proceeds and will recognize aggregate pre-tax gains on the sales of discontinued operations of approximately $1.0 billion in the fourth quarter of 2018. In addition, on October 22, 2018, we announced a definitive agreement to sell ARI. See Note 1, "Description of Business," to the condensed consolidated financial statements for further discussion of the above transactions.

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
The comparability of our summarized consolidated financial results from continuing operations presented below is affected by, among other factors, (i) the performance of the Investment Funds, (ii) dispositions of assets, primarily within our Railcar and Real Estate segments and (iii) various acquisitions, primarily within our Automotive segment during 2017. Refer to our respective segment discussions and "Other Consolidated Results of Operations," below for further discussion.

	Revenues		Net Income (Loss) From Continuing Operations		Net Income (Loss) From Continuing Operations Attributable to Icahn Enterprises
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017
	(in millions)
Investment	$(522)	$404	$(532)	$359	$(206)	$138
Holding Company	36	42	49	(73)	50	(73)

Other Operating Segments:
Automotive	733	700	(13)	(16)	(13)	(16)
Energy	1,943	1,438	109	16	66	18
Railcar	111	126	13	15	8	12
Metals	121	109	1	1	1	1
Mining	27	19	3	(2)	3	(2)
Food Packaging	97	102	(11)	6	(9)	5
Real Estate	101	518	73	498	73	498
Home Fashion	38	46	(2)	(4)	(2)	(4)
Other operating segments	3,171	3,058	173	514	127	512
Consolidated	$2,685	$3,504	$(310)	$800	$(29)	$577

	Revenues		Net Income (Loss) From Continuing Operations		Net Income (Loss) From Continuing Operations Attributable to Icahn Enterprises
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
	(in millions)
Investment	$305	$582	$266	$440	$112	$212
Holding Company	100	63	(67)	259	(66)	259

Other Operating Segments:
Automotive	2,156	2,035	(65)	(36)	(65)	(36)
Energy	5,463	4,391	269	15	163	22
Railcar	382	2,021	36	1,074	23	1,063
Metals	371	314	8	4	8	4
Mining	78	74	2	10	3	8
Food Packaging	285	288	(15)	8	(12)	6
Real Estate	161	562	87	500	87	500
Home Fashion	126	138	(10)	(11)	(10)	(11)
Other operating segments	9,022	9,823	312	1,564	197	1,556
Consolidated	$9,427	$10,468	$511	$2,263	$243	$2,027

Investment
We invest our proprietary capital through various private investment funds ("Investment Funds"). As of September 30, 2018 and December 31, 2017, we had investments with a fair market value of approximately $3.0 billion and $3.0 billion, respectively, in the Investment Funds. As of September 30, 2018 and December 31, 2017, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.8 billion and $4.4 billion, respectively.
Our Investment segment's results of operations are reflected in net income on the condensed consolidated statements of operations. Our Investment segment's net income is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company and by Mr. Icahn and his affiliates. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment's results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the "Investment Segment Liquidity" section of our "Liquidity and Capital Resources" discussion for additional information regarding our Investment segment's exposure as of September 30, 2018.

For the three months ended September 30, 2018 and 2017, our Investment Funds' returns were (6.3)% and 5.1%, respectively, and for the nine months ended September 30, 2018 and 2017, our Investment Funds' returns were 3.5% and 6.6%, respectively. Our Investment Funds' returns represent a weighted-average composite of the average returns, net of expenses. The following table sets forth the performance attribution for the Investment Funds' returns.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Long positions	1.1%	10.7%	9.9%	20.5%
Short positions	(7.6)%	(5.5)%	(7.2)%	(13.1)%
Other	0.2%	(0.1)%	0.8%	(0.8)%
	(6.3)%	5.1%	3.5%	6.6%
The following table presents net income (loss) for our Investment segment for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Long positions	$100	$807	$825	$1,467
Short positions	(645)	(440)	(624)	(975)
Other	13	(8)	65	(52)
	$(532)	$359	$266	$440
Three Months Ended September 30, 2018 and 2017
For the three months ended September 30, 2018, the Investment Funds' negative performance was driven by net losses in their short positions, offset in part by net gains in their long positions. The negative performance of our Investment segment's short positions was driven by the negative performance of broad market hedges of $588 million. The aggregate performance of investments with net losses across various other sectors accounted for the additional negative performance of our Investment segment's short positions. The positive performance of our Investment segment's long positions was driven by a technology sector investment and two energy sector investments with net gains aggregating $306 million. The aggregate performance of investments with net gains across various other sectors accounted for the additional positive performance of our Investment segment's long positions. Gains in long positions were offset in part by losses from a consumer, cyclical sector investment and a basic material sector investment aggregating $278 million.
For the three months ended September 30, 2017, our Investment Funds' positive performance was driven by net gains in their long positions offset in part by net losses in their short positions. The positive performance of our Investment segment's long positions was driven by gains from a consumer, non-cyclical sector investment, a consumer, cyclical sector investment and a basic materials sector investment aggregating $647 million. The aggregate performance of investments with gains across various other sectors accounted for the additional positive performance of our Investment segment's long positions. Losses in short positions were attributable to the negative performance of broad market hedges of $498 million and the negative performance of various other short positions across multiple sectors. Losses in short positions were offset in part by the positive performance of a certain short position in the consumer, cyclical sector of $112 million.
Nine Months Ended September 30, 2018 and 2017
For the nine months ended September 30, 2018, the Investment Funds' positive performance was driven by net gains in their long positions offset in part by net losses in their short positions. The positive performance of our Investment segment's long positions was driven by gains from a consumer, non-cyclical sector investment and two energy sector investments with gains aggregating approximately $1.3 billion. The aggregate performance of investments with net gains across various other sectors accounted for the additional positive performance of our Investment segment's long positions. Gains in long positions were offset in part by losses from a basic materials sector investment, a consumer, cyclical sector investment and a consumer non-cyclical sector investment with losses aggregating $537 million. The negative performance of our Investment segment's short positions was driven by the negative performance of broad market hedges of $650 million, offset in part by the aggregate performance of multiple short positions with net gains across various sectors.

For the nine months ended September 30, 2017, the Investment Funds' positive performance was driven by net gains in their long positions, offset in part by net losses in their short positions. The positive performance of our Investment segment's long positions was driven by gains from two consumer, non-cyclical sector investments, a technology sector investment and a consumer, cyclical sector investment with gains aggregating approximately $1.1 billion. The aggregate performance of investments with gains across various other sectors accounted for the additional positive performance of our Investment segment's long positions, offset in part by the aggregate performance of investments with losses in the financial sector. Losses in short positions were attributable to the negative performance of broad market hedges of approximately $1.6 billion and the negative performance of various other short positions across multiple sectors. Losses in short positions were offset in part by the positive performance of short positions in the consumer, cyclical sector aggregating $735 million.

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
Our Automotive segment is in the process of implementing a multi-year transformation plan, which includes the integration and restructuring of the operations of The Pep Boys - Manny, Moe & Jack ("Pep Boys"), IEH Auto Parts Holding LLC ("IEH Auto") and the franchise businesses of Precision Tune Auto Care and American Driveline Systems. Our Automotive segment's priorities include:

•	Positioning the service business to take advantage of opportunities in the do-it-for-me market and vehicle fleets;

•	Optimizing the value of the commercial parts distribution business in high volume markets;

•	Improving inventory management across Icahn Automotive's parts and tire distribution network;

•	Optimizing the store and warehouse footprint through openings, closings, consolidations and conversions by market;

•	Digital initiatives including a new e-commerce platform and enhanced e-fulfillment capabilities;

•	Investment in customer experience initiatives such as enhanced customer loyalty programs and selective upgrades in facilities;

•	Investment in employees with focus on training and career development investments; and

•	Business process improvements, including investments in our supply chain and information technology capabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net sales and services labor revenues	$735	$700	$2,158	$2,031
Cost of goods sold and services labor	496	503	1,471	1,451
Gross margin	$239	$197	$687	$580
Three Months Ended September 30, 2018 and 2017
Net sales and automotive services labor revenues for our Automotive segment for the three months ended September 30, 2018 increased by $35 million (5%) as compared to the comparable prior year period. The increase was due to organic revenue growth of $18 million and acquisitions, which accounted for $29 million of the increase, offset in part by $12 million due to the effects of the adoption of FASB ASC Topic 606, net of other adjustments. On an organic basis, commercial sales increased $18 million (8%), driven by increases in IEH Auto sales as well as growth in Pep Boys commercial programs, service sales (including labor) increased $8 million (3%), due to growing do-it-for-me and fleet businesses, and retail sales decreased $8 million (5%).

Cost of goods sold and automotive services labor for the three months ended September 30, 2018 decreased by $7 million (1%), as compared to the comparable prior year period. The decrease was due to the effects of the adoption of FASB ASC Topic 606, as discussed above, offset in part by volume increases. Gross margin on net sales and automotive services labor revenues for the three months ended September 30, 2018 increased by $42 million (21%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and automotive services labor revenues was 33% and 28% for the three months ended September 30, 2018 and 2017, respectively. The improvement in gross margin primarily reflects higher margin percentages from franchisor operations as well as higher margins in automotive services due to cost improvements and selective price increases.
Nine Months Ended September 30, 2018 and 2017
Net sales and automotive services labor revenues for our Automotive segment for the nine months ended September 30, 2018 increased by $127 million (6%) as compared to the comparable prior year period. The increase was due to organic revenue growth of $70 million and acquisitions, which accounted for $105 million of the increase, offset in part by $48 million due to the effects of the adoption of FASB ASC Topic 606, net of other adjustments. On an organic basis, commercial sales increased $47 million (7%), driven by increases in IEH Auto sales as well as growth in Pep Boys commercial programs, service sales (including labor) increased $34 million (4%), due to growing do-it-for-me and fleet businesses, and retail sales decreased $11 million (3%).
Cost of goods sold and automotive services labor for the nine months ended September 30, 2018 increased by $20 million (1%), as compared to the comparable prior year period. The increase was due to volume increases offset in part by the effects of the adoption of FASB ASC Topic 606 as discussed above. Gross margin on net sales and automotive services labor revenues for the nine months ended September 30, 2018 increased by $107 million (18%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and automotive services labor revenues was 32% and 29% for the nine months ended September 30, 2018 and 2017, respectively. The improvement in gross margin primarily reflects higher margin percentages from franchisor operations as well as higher margins in automotive services due to cost improvements and selective price increases.

Energy
Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 95% and 94% of our Energy segment's net sales for the nine months ended September 30, 2018 and 2017, respectively.
The results of operations of the petroleum business are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into petroleum products, such as gasoline, diesel fuel and jet fuel, that are produced by a refinery ("refined products"). The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond our Energy segment's control, including the supply of and demand for crude oil, as well as gasoline and other refined products. This supply and demand depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because the petroleum business applies first-in, first-out accounting to value its inventory, crude oil price movements may impact gross margin in the short-term fluctuations in the market price of inventory. The effect of changes in crude oil prices on the petroleum business' results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net sales	$1,935	$1,454	$5,386	$4,395
Cost of goods sold	1,742	1,357	4,948	4,191
Gross margin	$193	$97	$438	$204
Three Months Ended September 30, 2018 and 2017
Net sales for our Energy segment increased by $481 million (33%) for the three months ended September 30, 2018 as compared to the comparable prior year period. The increase was primarily due to our petroleum business increasing $471 million as a result of higher refined product sales volumes, offset in part by lower refined product crack spreads. The sales volume increase was primarily due to maintenance at one of the refineries during the comparable prior year period. In addition, our nitrogen fertilizer business' net sales increased $10 million primarily due to higher sales prices resulting from favorable market conditions.
Cost of goods sold for our Energy segment increased by $385 million (28%) for the three months ended September 30, 2018 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of a higher cost of consumed crude oil due to an increase in crude oil prices as well as a slight increase in crude oil volume.
Gross margin for our Energy segment increased by $96 million for the three months ended September 30, 2018 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 10% and 7% for the three months ended September 30, 2018 and 2017, respectively, with an increase attributable to both our petroleum and nitrogen fertilizer businesses. The increase in the gross margin as a percentage of net sales for our petroleum business was primarily due to higher gross margins per barrel resulting from reduced RINs costs and higher refined product sales volumes, offset in part by lower refined product crack spreads. The increase in the gross margin as a percentage of net sales for our nitrogen fertilizer business was due to higher sales prices.
Nine Months Ended September 30, 2018 and 2017
Net sales for our Energy segment increased by $991 million (23%) for the nine months ended September 30, 2018 as compared to the comparable prior year period. The increase was due to our petroleum business as a result of higher refined product spreads, offset in part by lower refined product sales volumes. Our nitrogen fertilizer business' net sales were flat over the comparable periods with higher sales prices offset by lower volumes.
Cost of goods sold for our Energy segment increased by $757 million (18%) for the nine months ended September 30, 2018 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of a higher cost of consumed crude oil due to an increase in crude oil prices, offset in part by a decrease in the net cost of RINs. The net cost of RINs was favorably impacted by a reduction in the petroleum segment's RFS obligation and reduced market pricing.
Gross margin for our Energy segment increased by $234 million for the nine months ended September 30, 2018 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 8% and 5% for the nine months ended September 30, 2018 and 2017, respectively, with an increase attributable to our petroleum business offset in part by a decrease attributable to our fertilizer business. The increase in the gross margin as a percentage of net sales for our petroleum business was primarily due to higher gross margins per barrel resulting from a higher refined product crack spreads and reduced RINs costs, offset in part by lower sales volumes. The decrease in the gross margin as a percentage of net sales for our nitrogen fertilizer business was due to lower sales volumes.

Railcar
Our Railcar segment's results of operations are generally driven by the manufacturing and leasing of railcars. On June 1, 2017 we sold American Railcar Leasing, LLC ("ARL") along with a majority of its railcar lease fleet. We sold the remaining railcars previously owned by ARL throughout the remainder of 2017 and the first nine months of 2018.
In addition, on October 22, 2018, we announced a definitive agreement to sell ARI, which constitutes the remainder of our Railcar segment. This transaction is expected to close in the fourth quarter of 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net Sales/Other Revenues From Operations:
Manufacturing	$40	$68	$194	$184
Railcar Leasing	33	52	102	266
Railcar Services	27	14	67	54
	$100	$134	$363	$504
Cost of Goods Sold/Other Expenses From Operations:
Manufacturing	$42	$65	$184	$170
Railcar Leasing	13	14	40	71
Railcar Services	23	11	57	36
	$78	$90	$281	$277
Gross Margin:
Manufacturing	$(2)	$3	$10	$14
Railcar Leasing	20	38	62	195
Railcar Services	4	3	10	18
	$22	$44	$82	$227
Summarized shipments of railcars to leasing and non-leasing customers for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shipments to leasing customers	387	275	601	1,422
Shipments to non-leasing customers	267	618	1,797	1,698
	654	893	2,398	3,120
As of September 30, 2018, our Railcar segment had a backlog of 11,215 railcars, including 1,486 railcars expected to be built for lease customers and 9,729 railcars for non-lease customers. In response to changes in customer demand, our Railcar segment continues to adjust production rates at its railcar manufacturing facilities as needed.
Three Months Ended September 30, 2018 and 2017
Total manufacturing revenues for the three months ended September 30, 2018 decreased by $28 million (41%) as compared to the comparable prior year period. The decrease was primarily due to a decrease in shipments to non-leasing customers offset in part by an increase in average selling prices due to a shift in mix of railcars shipped as well as higher revenues from material cost changes that are generally passed through to customers.
Gross margin from manufacturing operations for the three months ended September 30, 2018 decreased by $5 million as compared to the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues was negative for the three months ended September 30, 2018 compared to 4% for the three months ended September 30, 2017. The decrease in gross margin as a percentage of revenue was due to higher costs associated with lower production volumes, a more competitive market for both hopper and tank railcars and certain inefficiencies encountered in ARI's railcar manufacturing facilities, including the direct and indirect costs associated with ARI's efforts to hire, train and retain workers to meet current demand for both hopper and tank railcars.
Railcar leasing revenues decreased for the three months ended September 30, 2018 as compared to the comparable prior year period due to a decrease in leased railcars as a result of selling the remaining railcars previously owned by ARL, a decrease in weighted average lease rates and increased time off-lease for railcar reassignments. The lease fleet decreased to 13,506 railcars at September 30, 2018 from 17,122 railcars at September 30, 2017.
Nine Months Ended September 30, 2018 and 2017
Total manufacturing revenues for the nine months ended September 30, 2018 increased by $10 million (5%) as compared to the comparable prior year period. The increase was primarily due to an increase in shipments to non-leasing customers as well as higher revenues from material cost changes that are generally passed through to customers. The increases were offset in part by a decrease in average selling prices due to a shift in mix of railcars shipped as well as more competitive pricing for both hopper and tank railcars.
Gross margin from manufacturing operations for the nine months ended September 30, 2018 decreased by $4 million as compared to the comparable prior year period. Gross margin from manufacturing operations as a percentage of manufacturing revenues was 5% and 8% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in gross margin as a percentage of revenue was due to higher costs associated with lower production volumes, a more competitive market for both hopper and tank railcars and certain inefficiencies encountered in ARI's railcar manufacturing facilities, including the direct and indirect costs associated with ARI's efforts to hire, train and retain workers to meet current demand for both hopper and tank railcars.
Railcar leasing revenues decreased for the nine months ended September 30, 2018 as compared to the comparable prior year period due to a decrease in leased railcars as a result of the sale of ARL in 2017, a decrease in weighted average lease rates and increased time off-lease for railcar reassignments. The lease fleet decreased to 13,506 railcars at September 30, 2018 from 17,122 railcars at September 30, 2017.

Metals
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the United States and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Three Months Ended September 30, 2018 and 2017
Net sales for the three months ended September 30, 2018 increased by $10 million (9%) compared to the comparable prior year period primarily due to higher average selling prices for most grades of material and higher ferrous and non-ferrous auto residue volumes. Ferrous selling prices increased due to higher market pricing as domestic mill production benefited from trade cases and the effects of tariffs implemented in 2018. Improved consumer market pricing was also driven primarily by the increased demand from domestic steel mills. Non-ferrous shipment volumes decreased due to a domestic oversupply of aluminum resulting from the ongoing trade war with China, which has significantly curtailed scrap imports.
Cost of goods sold for the three months ended September 30, 2018 increased by $10 million (10%) compared to the comparable prior year period. The increase was due to increased material costs due to higher ferrous market prices, offset in part by lower non-ferrous pricing. Gross margin as a percentage of net sales was flat for the three months ended September 30, 2018 compared to the comparable prior year period as higher ferrous margins were mostly offset by lower margins on non-ferrous and non-ferrous auto residue.
Nine Months Ended September 30, 2018 and 2017
Net sales for the nine months ended September 30, 2018 increased by $55 million (17%) compared to the comparable prior year period due to higher average selling prices for most grades of material and higher ferrous volumes. Ferrous selling prices increased due to higher market pricing as domestic mill production benefited from trade cases the effects of tariffs implemented in 2018. Improved consumer market pricing was also driven primarily by the increased demand from domestic steel mills.
Cost of goods sold for the nine months ended September 30, 2018 increased by $50 million (17%) compared to the comparable prior year period. The increase was primarily due to higher shipment volumes, as discussed above, and to increased material costs due to higher market prices. Gross margin as a percentage of net sales was 6% and 5% for the nine months ended

September 30, 2018 and 2017, respectively, as higher ferrous margins were offset in part by lower margins on non-ferrous and non-ferrous auto residue.
Mining
Our Mining segment's performance is driven by global iron ore prices and demand for raw materials from Chinese steelmakers. Since acquiring Ferrous Resources Ltd. in 2015, our Mining segment has been concentrating on sales in its domestic market, Brazil.
Three Months Ended September 30, 2018 and 2017
Net sales for the three months ended September 30, 2018 increased $5 million as compared to the comparable prior year period primarily due to iron ore price and volume increases. Cost of goods sold for the three months ended September 30, 2018 increased $3 million (20%) compared to the comparable prior year period due to a certain plant operation resuming in 2018, increasing the cost of production to produce a higher quality of iron ore.
Nine Months Ended September 30, 2018 and 2017
Net sales for the nine months ended September 30, 2018 decreased $4 million as compared to the comparable prior year period primarily due to iron ore price decreases. Cost of goods sold for the nine months ended September 30, 2018 increased $9 million (20%) compared to the comparable prior year period due to a certain plant operation resuming in 2018, increasing the cost of production to produce a higher quality of iron ore.
Food Packaging
Our Food packaging segment's results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.
Three Months Ended September 30, 2018 and 2017
Net sales for the three months ended September 30, 2018 decreased by $1 million (1%) as compared to the corresponding prior year period. The decrease was primarily due to lower sales volume offset in part by higher prices and favorable product mix. Cost of goods sold for the three months ended September 30, 2018 increased by $2 million (3%) as compared to the corresponding prior year period due to lower production volume resulting in lower fixed cost absorption, input material and labor cost increases, offset in part by lower cost related to acquisition synergies. Gross margin as a percentage of net sales was 21% and 24% for the three months ended September 30, 2018 and 2017, respectively. The decrease in gross margin as a percentage of net sales over the comparable periods was primarily due to increasing raw material costs and lower fixed cost absorption.
Nine Months Ended September 30, 2018 and 2017
Net sales for the nine months ended September 30, 2018 increased by $11 million (4%) as compared to the corresponding prior year period. The increase was primarily due to higher sales volume and the favorable effects of foreign exchange, offset in part by lower prices and unfavorable product mix. Cost of goods sold for the nine months ended September 30, 2018 increased by $16 million (7%) as compared to the corresponding prior year period due to higher sales volume, lower production volume resulting in lower fixed cost absorption, input material and labor cost increases, offset in part by lower cost related to acquisition synergies. Gross margin as a percentage of net sales was 22% and 24% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in gross margin as a percentage of net sales over the comparable periods was primarily due to increasing raw material costs and lower fixed cost absorption.
Real Estate
Real Estate revenues and expenses primarily include sales of residential units, results from club operations and rental income and expenses, including income from financing leases. Sales of residential units are included in net sales in our condensed consolidated financial statements. Results from club and rental operations, including financing lease income, are included in other revenues from operations in our condensed consolidated financial statements. Revenue from our real estate operations for each of the three and nine months ended September 30, 2018 and 2017 were substantially derived from income from club and rental operations.

Home Fashion
Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.
Three Months Ended September 30, 2018 and 2017
Net sales for the three months ended September 30, 2018 decreased $8 million (17%) compared to the comparable prior year period due to lower sales volume. Cost of goods sold for the three months ended September 30, 2018 decreased by $6 million (15%) compared to the comparable prior year period due to lower sales volumes and product mix. Gross margin as a percentage of net sales was 13% and 15% for the three months ended September 30, 2018 and 2017, respectively. The decrease was due to product mix.
Nine Months Ended September 30, 2018 and 2017
Net sales for the nine months ended September 30, 2018 decreased by $13 million (9%) compared to the comparable prior year period due to lower sales volume. Cost of goods sold for the nine months ended September 30, 2018 decreased by $11 million (9%) compared to the comparable prior year period due to lower sales volume. Gross margin as a percentage of net sales was flat at 14% for the nine months ended September 30, 2018 and 2017, respectively.

Other Consolidated Results of Operations
Gain On Disposition of Assets, Net
In August 2018, our Real Estate segment sold a commercial rental property, resulting in a pretax gain on disposition of assets of $67 million for the three and nine months ended September 30, 2018.
In June 2017, we closed on the initial sale of ARL, resulting in a pretax gain on disposition of assets of approximately $1.5 billion recorded by our Railcar segment for the nine months ended September 30, 2017. Additionally, in August 2017, our Real Estate segment sold a development property in Las Vegas, resulting in a pretax gain on disposition of assets of $456 million for the three and nine months ended September 30, 2017.
Selling, General and Administrative
Three Months Ended September 30, 2018 and 2017
Our consolidated selling, general and administrative for the three months ended September 30, 2018 increased by $17 million (5%) as compared to the comparable prior year period. The increase was primarily attributable to an increase from our Automotive segment of $24 million primarily due to the inclusion of various acquisitions of automotive businesses as well as costs associated with the growth of the commercial parts business offset by aggregate decreases within various segments.
Nine Months Ended September 30, 2018 and 2017
Our consolidated selling, general and administrative for the nine months ended September 30, 2018 increased by $97 million (10%) as compared to the comparable prior year period. The increase was primarily attributable to an increase from our Automotive segment of $112 million primarily due to the inclusion of various acquisitions of automotive businesses as well as costs associated with the growth of the commercial parts business. This increase was offset in part primarily due to our Railcar segment, which decreased due to the sale of ARL in the second quarter of 2017, as well as aggregate decreases within various other segments.
Restructuring, Net
During the three and nine months ended September 30, 2018, our Food Packaging segment recorded $10 million of restructuring charges for employee costs relating to certain of its European operations. During the three and nine months ended September 30, 2018, our Energy segment recorded $4 million of restructuring charges for employee costs and other exit costs relating to an office closure. During the three and nine months ended September 30, 2018, our Automotive segment recorded $4 million of restructuring charges primarily for exit costs relating to facility closures. Refer to Note 11, "Segment Reporting," to the condensed consolidated financial statements for net restructuring charges recorded by each of our segments.
Impairment
Refer to Note 5, "Fair Value Measurements," to the condensed consolidated financial statements for discussion of impairment of assets.

Interest Expense
Three Months Ended September 30, 2018 and 2017
Our consolidated interest expense during the three months ended September 30, 2018 decreased by $34 million as compared the corresponding prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in due to broker balances over the respective periods. These decreases were offset in part by higher interest expense from our Holding Company due to debt refinancing in December 2017, resulting in debt with higher interest rates.
Nine Months Ended September 30, 2018 and 2017
Our consolidated interest expense during the nine months ended September 30, 2018 decreased by $118 million as compared the corresponding prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in due to broker balances over the respective periods, as well as lower interest expense from our Railcar segment due to the sale of ARL in the second quarter of 2017. These decreases were offset in part by higher interest expense from our Holding Company due to debt refinancing in December 2017, resulting in debt with higher interest rates.
Income Tax Expense
Certain of our subsidiaries are partnerships not subject to taxation in our consolidated financial statements and certain other subsidiaries are corporations, or subsidiaries of corporations, subject to taxation in our consolidated financial statements. Therefore, our consolidated effective tax rate generally differs from the statutory federal tax rate. For the three and nine months ended September 30, 2018, the statutory federal tax rate was 21% which decreased as compared to the statutory federal tax rate of 35% for the three and nine months ended September 30, 2017, as a result of tax legislation enacted in December 2017. Refer to Note 13, "Income Taxes," to the condensed consolidated financial statements for a discussion of income taxes.
Discontinued Operations
As discussed in Note 1, "Description of Business," we operated discontinued operations previously included in our Automotive segment and our former Gaming segment effective in the second quarter of 2018. The sales of each of the businesses closed on October 1, 2018.
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
As of September 30, 2018, our Holding Company had cash and cash equivalents of $97 million and total debt of approximately $5.5 billion. During the nine months ended September 30, 2018, our Holding Company redeemed $145 million from the Investment Funds. As of September 30, 2018, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $3.0 billion. Subsequent to September 30, 2018, our Holding Company invested an additional approximately $1.9 billion in the Investment Funds. We may redeem our direct investment in the Investment Funds upon notice. See "Segment Liquidity and Capital Resources" below for additional information with respect to our Investment segment liquidity.
On October 1, 2018, we closed on the sales of Federal-Mogul and Tropicana resulting in aggregate cash proceeds of approximately $2.3 billion. In addition, on October 22, 2018, we announced a definitive agreement to sell ARI. In connection with the pending sale of ARI, our Holding Company is expected to receive approximately $831 million in proceeds in the fourth quarter of 2018. On a pro forma basis, if such transactions closed on September 30, 2018, our Holding Company would have had cash and cash equivalents of approximately $3.3 billion. Refer to Note 1, "Description of Business," to the condensed consolidated financial statements for further discussion.
Distributions From/Investments In Subsidiaries
During the nine months ended September 30, 2018, we received $134 million in aggregate dividends and distributions from our Energy segment. In addition, CVR Energy and CVR Refining declared a quarterly dividend and distribution, respectively, for the third quarter of 2018, which should result in an additional aggregate $59 million in dividends and distributions payable to us in the fourth quarter of 2018.
During the nine months ended September 30, 2018, we received $31 million in aggregate dividends and distributions from our Railcar segment.
During the nine months ended September 30, 2018, we received $32 million in distributions from our Real Estate segment. In addition, during October 2018, we received an additional $503 million in distributions from our Real Estate segment.
During the nine months ended September 30, 2018, we invested $270 million in our Automotive segment.
Purchase of Additional Interests in Consolidated Subsidiaries
During January 2018, we increased our ownership in Viskase to 78.6% through a rights offering for additional shares of Viskase common stock for an aggregate additional investment of $44 million.

Holding Company Borrowings and Availability

	September 30, 2018	December 31, 2017
	(in millions)
6.000% senior unsecured notes due 2020	$1,703	$1,703
5.875% senior unsecured notes due 2022	1,343	1,342
6.250% senior unsecured notes due 2022	1,214	1,216
6.750% senior unsecured notes due 2024	498	498
6.375% senior unsecured notes due 2025	747	748
	$5,505	$5,507
Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and guaranteed by Icahn Enterprises Holdings. Interest on each of the senior unsecured notes are payable semi-annually.
The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of September 30, 2018 are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.
As of September 30, 2018 and 2017, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of September 30, 2018, based on covenants in the indentures governing our senior unsecured notes, we are permitted to incur approximately $941 million of additional indebtedness.
Distributions on Depositary Units
On October 31, 2018, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.75 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unit holder and will be paid on or about December 18, 2018 to depositary unit holders of record at the close of business on November 12, 2018.
During the nine months ended September 30, 2018, we declared three quarterly distributions aggregating $5.25 per depositary unit. Mr. Icahn and his affiliates elected to receive their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 91.5% of Icahn Enterprises' outstanding depositary units as of September 30, 2018. In connection with these distributions, aggregate cash distributions to all depositary unitholders was $71 million during the nine months ended September 30, 2018.
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
Investment Segment Liquidity
During the nine months ended September 30, 2018, affiliates of Mr. Icahn (excluding us and our subsidiaries) invested $280 million in the Investment Funds and we redeemed $145 million from the Investment Funds. In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of September 30, 2018, the Investment Funds' had a net short notional exposure of 26%. The Investment Funds' long exposure was 115% (112% long equity and 3% long credit and other) and its short exposure was 141% (137% short equity, 4% short credit and other). The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at September 30, 2018.
Of the Investment Funds' 115% long exposure, 112% was comprised of the fair value of its long positions (with certain adjustments) and 3% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds' 141% short exposure, 8% was comprised of the fair value of our short positions and 133% was comprised of short credit default swap contracts and short broad market index swap derivative contracts.
With respect to both our long positions that are not notionalized (112% long exposure) and our short positions that are not notionalized (8% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our other short positions (133% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.
Other Segment Liquidity
Segment Cash and Cash Equivalents
Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Automotive	$46	$52
Energy	702	482
Railcar	74	100
Metals	20	24
Mining	19	15
Food Packaging	49	16
Real Estate	40	32
Home Fashion	1	—
	$951	$721

Segment Borrowings and Availability
Segment debt consists of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Automotive	$359	$340
Energy	1,168	1,166
Railcar	527	546
Metals	1	1
Mining	53	58
Food Packaging	271	273
Real Estate	19	22
Home Fashion	4	5
	$2,402	$2,411
Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for information concerning terms, restrictions and covenants pertaining to our subsidiaries' debt. As of September 30, 2018, our subsidiaries are in compliance with all debt covenants.
Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

September 30, 2018
(in millions)
Automotive	$76
Energy	444
Railcar	200
Metals	59
Food Packaging	8
Home Fashion	26
$813
The above outstanding debt and borrowing availability with respect to each of our continuing operating segments reflects third-party obligations. Certain terms of financings for certain of our businesses impose restrictions on the business' ability to transfer funds to us, including restrictions on dividends, distribution, loans and other transactions.
Subsidiary Dividends and Distributions to Non-Controlling Interests
During the nine months ended September 30, 2018, our Energy and Railcar segments had dividends and distributions to non-controlling interests of $95 million and $9 million, respectively.
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

The following table summarizes cash flow information for the nine months ended September 30, 2018 and 2017 for Icahn Enterprises' reporting segments, discontinued operations and our Holding Company:

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Operating Activities	Investing Activities	Financing Activities
	(in millions)
Holding Company	$(298)	$(58)	$(73)	$(336)	$148	$446
Investment	(244)	—	135	(1,397)	—	1,600

Other Operating Segments:
Automotive	(155)	(90)	239	(184)	(131)	321
Energy	519	(67)	(232)	327	(81)	(133)
Railcar	91	(58)	(59)	185	(107)	(268)
Metals	3	(10)	(1)	1	(4)	11
Mining	6	(32)	30	16	(27)	14
Food Packaging	8	(19)	44	15	(46)	9
Real Estate	41	130	(27)	52	219	(292)
Home Fashion	3	(3)	(1)	(3)	(4)	6
Other operating segments	516	(149)	(7)	409	(181)	(332)
Discontinued operations	352	(318)	(75)	410	(298)	(191)
Total before eliminations	326	(525)	(20)	(914)	(331)	1,523
Eliminations	—	58	(58)	—	665	(665)
Consolidated	$326	$(467)	$(78)	$(914)	$334	$858
Eliminations
Eliminations in the table above relate to our Holding Company's transactions with our Investment and other operating segments. Our Holding Company's net redemptions from (investments in) the Investments Funds were $145 million and ($1.0 billion) for the nine months ended September 30, 2018 and 2017, respectively, which are included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our Investment segment. Our Holding Company's net (investments in) distributions from our other operating segments were $(203) million and $215 million for the nine months ended September 30, 2018 and 2017, respectively, which are included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our other operating segments. In addition, our Holding Company repaid a loan from our Railcar segment of $120 million during the nine months ended September 30, 2017.
Holding Company
Our Holding Company's cash flows from operating activities for each of the nine months ended September 30, 2018 and 2017 were primarily attributable to our semi-annual interest payments on our senior unsecured notes of $315 million and $303 million, respectively. In addition, net tax receipts (payments) were $16 million and $(19) million for the nine months ended September 30, 2018 and 2017, respectively.
Our Holding Company's cash flows from investing activities for the nine months ended September 30, 2018 were due to an investment in our Automotive segment of $270 million, contributions to our Food Packaging segment in connection with Viskase's rights offering of $44 million and other net contributions to our subsidiaries of $86 million, offset in part by redemptions form the Investment Funds of $145 million and dividends and distributions received from our Energy, Railcar and Real Estate segments aggregating $197 million. For the nine months ended September 30, 2017, our Holding Company had proceeds of approximately $1.3 billion from the sale of ARL and aggregate dividends and distributions received from our Energy, Railcar and Real Estate segments aggregating $432 million. These proceeds were offset in part by net investments in the Investment Funds of $1.0 billion, payments to acquire additional outstanding common stock of Federal-Mogul and Tropicana aggregating $349 million and other net contributions to our subsidiaries of $217 million.

Our Holding Company's cash flows from financing activities for the nine months ended September 30, 2018 were due to payments on our aggregate quarterly distributions of $73 million (including $1 million in distributions to our general partner in order to maintain its ownership percentage in us). Our Holding Company's cash flows from financing activities for the nine months ended September 30, 2017 were due to aggregate proceeds from our rights offering of $612 million (which includes a contribution of $12 million from our general partner in order to maintain its aggregate 1.99% general partner interest in us) and net proceeds from our senior unsecured debt refinancing of $20 million, offset in part by repayment of an intercompany loan due to ARL of $120 million and payments on our aggregate quarterly distributions of $61 million.
Investment Segment
Our Investment segment's cash flows from operating activities for the comparable periods were attributable to its net investment transactions.
Our Investment segment's cash flows from financing activities for the comparable periods were due to net contributions from our Holding Company and Mr. Icahn and his affiliates. For the nine months ended September 30, 2018, Mr. Icahn and his affiliates (excluding us) invested $280 million in the Investment Funds, offset in part by redemptions paid to us of $145 million. For the nine months ended September 30, 2017, our Holding Company invested $1.0 billion in the Investment Funds, net of redemptions, and Mr. Icahn and his affiliates (excluding us) invested an additional $600 million in the Investment Funds.
Other Operating Segments
Our other operating segments' cash flows from continuing operating activities were primarily attributable to net cash flows from operating activities before changes in operating assets and liabilities of $643 million and $552 million for the nine months ended September 30, 2018 and 2017, respectively. The change in net cash provided by continuing operating activities from our other operating segments in 2018 compared to 2017 was primarily attributable to our Energy segment's positive results from operations, offset in part by changes primarily attributable to our Railcar segment. The decrease in our Railcar segment was attributable to the sale of ARL, which had positive cash flows from operating activities prior to its sale in June 2017.
Our other operating segments cash flows from continuing investing activities for the nine months ended September 30, 2018 and 2017 were primarily due to capital expenditures. For the nine months ended September 30, 2018, our Railcar segment's capital expenditures were $81 million, primarily for railcars for lease, our Energy segment's capital expenditures were $68 million, primarily for maintenance, our Automotive segment's capital expenditures were $53 million, primarily for store improvements, and our Mining segment's capital expenditures were $32 million. For the nine months ended September 30, 2017, our Railcar, Energy, Automotive and Mining segments had capital expenditures of $139 million, $80 million, $57 million and $27 million, respectively. In addition, for the nine months ended September 30, 2018 and 2017, our Automotive segment had aggregate payments to acquire businesses, net of cash acquired of $13 million and $74 million, respectively. For the nine months ended September 30, 2018 and 2017, our Real Estate segment had aggregate proceeds from the sale of properties of $139 million and $226 million, respectively.
Our other operating segments cash flows from continuing financing activities for the nine months ended September 30, 2018 and 2017 were primarily due to contributions from us, dividends and distributions to us and non-controlling interests, and net debt transactions. For the nine months ended September 30, 2018 and 2017, our other operating segments had net cash contributions from (distributions to) our Holding Company of $203 million and $(215) million, respectively, as described above. Distributions to non-controlling interests were $104 million and $34 million for the nine months ended September 30, 2018 and 2017, respectively, primarily from our Energy and Railcar segments. In addition, our other operating segments had net cash repayments for debt and vendor financing transactions of $62 million and $90 million, for the nine months ended September 30, 2018 and 2017, respectively.
Discontinued Operations
Our cash flows from discontinued operating activities for the nine months ended September 30, 2018 was comprised of $225 million provided by Federal-Mogul and $127 million provided by our former Gaming segment compared to $300 million provided by Federal-Mogul and $110 million provided by our former Gaming segment for the nine months ended September 30, 2017 primarily due to net cash flows from operating activities before changes in operating assets and liabilities. Cash flows provided by operating activities from discontinued operations was net of cash payments for interest of $126 million for Federal-Mogul and $4 million for our former Gaming segment for the nine months ended September 30, 2018 and $88 million for Federal-Mogul and $9 million for our former Gaming segment for the nine months ended September 30, 2017.

Our cash flows from discontinued investing activities for the nine months ended September 30, 2018 was comprised of $263 million used by Federal-Mogul and $55 million used by our former Gaming segment compared to $270 million used by Federal-Mogul and $28 million used by our former Gaming segment for the nine months ended September 30, 2017. Federal-Mogul's capital expenditures were $303 million and $276 million for the nine months ended September 30, 2018 and 2017, respectively, and our former Gaming segment's capital expenditures were $58 million and $83 million for the nine months ended September 30, 2018 and 2017, respectively. Federal-Mogul also had proceeds from the disposition of assets of $33 million for the nine months ended September 30, 2018 and our former Gaming segment had proceeds from the disposition of assets of $50 million for the nine months ended September 30, 2017.
Our cash flows from financing activities from discontinued operations for the nine months ended September 30, 2018 was comprised of a net of zero attributable to Federal-Mogul and $75 million used by our former Gaming segment compared to $28 million used by Federal-Mogul and $163 million used by our former Gaming segment for the nine months ended September 30, 2017. Cash flows used in financing activities from discontinued operations relate primarily to net debt transactions. In addition, for the nine months ended September 30, 2018, Federal-Mogul received $56 million from our Holding Company in connection with a litigation reserve. For the nine months ended September 30, 2018 and 2017, Federal-Mogul's cash flows from financing activities also included $5 million and $4 million, respectively, paid to non-controlling interests and for the nine months ended September 30, 2017, our former Gaining segment's cash flows from financing activities included $36 million for the repurchase of Tropicana's common stock.
Consolidated Capital Expenditures
There have been no significant changes to our capital expenditures during the nine months ended September 30, 2018 as compared to the estimated capital expenditures for 2018 as reported in our Annual Report on Form 10-K for the year ended December 31, 2017. Capital expenditures with respect to discontinued operations are discussed under "Consolidated Cash Flows" above and also disclosed in Note 12, "Discontinued Operations," to the condensed consolidated financial statements. On October 1, 2018, we closed on the sales of Federal-Mogul and Tropicana.
Consolidated Contractual Commitments and Contingencies
There have been no material changes to our contractual commitments and contingencies as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2017. However, certain debt with respect to discontinued operations is classified as held for sale beginning in the second quarter of 2018 and is disclosed in Note 12, "Discontinued Operations," to the condensed consolidated financial statements. As of October 1, 2018, in connection with the closing of the sales of Federal-Mogul and Tropicana, the debt of Federal-Mogul and Tropicana are no longer the obligation of Icahn Enterprises and Icahn Enterprises Holdings.
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
Except for the adoption of FASB ASC Topic 606, discussed above, there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2018 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of September 30, 2018, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $871 million, $63 million and $1.1 billion, respectively. However, as of September 30, 2018, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 38% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 62% of the change in fair value.

Item 4. Controls and Procedures.
As of September 30, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
Except for the risk factor disclosed below, there were no material changes to our risk factors during the nine months ended September 30, 2018 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
We are subject to the risk of becoming an investment company.
Because we are a holding company and a significant portion of our assets may, from time to time, consist of investments in companies in which we own less than a 50% interest, we run the risk of inadvertently becoming an investment company that is required to register under the Investment Company Act. Events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in our inadvertently becoming an investment company that is required to register under the Investment Company Act. Our recent sales of Federal-Mogul and Tropicana did not result in our being considered an investment company. However, additional transactions involving the sale of certain assets could result in our being considered an investment company. Following such events or transactions, an exemption under the Investment Company Act would provide us up to one year to take steps to avoid becoming classified as an investment company. We expect to take steps to avoid becoming classified as an investment company, but no assurance can be made that we will successfully be able to take the steps necessary to avoid becoming classified as an investment company.
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

Date: November 8, 2018

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Peter Reck
Peter Reck, Chief Accounting Officer

Date: November 8, 2018