Form 10-K
period 2018-12-31
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2019-03-01
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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
Icahn Enterprises L.P. Yes ☐ No ☒          Icahn Enterprises Holdings L.P. Yes ☐ No ☒
The aggregate market value of Icahn Enterprises' depositary units held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of depositary units on the Nasdaq Global Select Market on such date was $1,123 million.
As of February 28, 2019, there were 191,374,372 of Icahn Enterprises' depositary units outstanding.

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2018. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. Mr. Icahn and his affiliates owned approximately 91.7% of Icahn Enterprises' outstanding depositary units as of February 28, 2019.
We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act”). Therefore, no more than 40% of our total assets can be invested in investment securities, as such term is defined in the Investment Company Act. In addition, we do not invest or intend to invest in securities as our primary business. We intend to structure our investments to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code, as amended.
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
We are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate, Home Fashion, Mining and, prior to September 2018, Railcar, as discussed further below.
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
Today, we are a diversified holding company owning subsidiaries engaged in eight diversified reporting segments. As of December 31, 2018, through our Investment segment, we have significant positions in various investments, which include Herbalife Ltd. (HLF), Cheniere Energy Inc. (LNG), Newell Brands, Inc. (NWL), Dell Technologies Inc. Class C (DELL), Diamondback Energy, Inc. (FANG), Xerox Corporation (XRX), Navistar International Corp. (NAV), Hertz Global Holdings, Inc. (HTZ) and Conduent Incorporated (CNDT).
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
Business Description
Icahn Enterprises began as American Real Estate Partners L.P. in 1987 and currently operates a portfolio of eight diversified reporting segments, as discussed above. With the exception of our Investment segment, our operating segments primarily comprise independently operated businesses that we have obtained a controlling interest in through execution of our business strategy. Our Investment segment derives revenues from gains and losses from investment transactions. Our other operating segments derive revenues principally from net sales of various products, primarily within our Energy and Automotive segments, which together accounted for the significant majority of our consolidated net sales for each of the three years ended December 31, 2018. Our other operating segments' revenues are also derived through various other revenue streams which primarily consists of automotive services and real estate leasing operations. The majority of our consolidated revenues are derived from customers in the United States. Our Food Packaging and Mining segments account for the majority of our consolidated revenues derived from customers outside the United States.
Investment
Our Investment segment is comprised of various private investment funds ("Investment Funds") in which we have general partner interests and through which we invest our proprietary capital. We and certain of Mr. Icahn's wholly-owned affiliates are the sole investors in the Investment Funds. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors.
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
Energy
We conduct our Energy segment through our majority owned subsidiary, CVR Energy. We acquired a controlling interest in CVR Energy in 2012 through a cash tender offer for outstanding shares of CVR Energy common stock. CVR Energy is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC") that are publicly available.
CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its interests in CVR Refining, LP ("CVR Refining") and CVR Partners, LP ("CVR Partners"), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of ammonia and urea ammonium nitrate ("UAN").
CVR Energy has a general partner interest in CVR Refining and CVR Partners and also owns approximately 80.6% of the outstanding common units of CVR Refining and 34.4% of the outstanding common units of CVR Partners as of December 31, 2018. On August 1, 2018, CVR Energy completed an exchange offer whereby CVR Refining's public unitholders tendered a total of 21,625,106 common units of CVR Refining in exchange for 13,699,549 shares of CVR Energy common stock. As of December 31, 2018, we owned approximately 70.8% of the total outstanding common stock of CVR Energy. In addition, as of December 31, 2018, we directly owned approximately 3.9% of the total outstanding common units of CVR Refining.
On January 29, 2019, CVR Energy, pursuant to the exercise of its right under the partnership agreement of CVR Refining to purchase all of the issued and outstanding common units in CVR Refining, purchased the remaining common units of CVR Refining not already owned by CVR Energy, including the purchase of CVR Refining common units owned directly by us. As a result, as of January 29, 2019, CVR Energy owns all of the common units of CVR Refining and we no longer have any direct ownership in CVR Refining. In addition, the common units of CVR Refining have subsequently ceased to be publicly traded or listed on the New York Stock Exchange or any other national securities exchange.
Our Energy segment's net sales for the years ended December 31, 2018, 2017 and 2016 represented approximately 67%, 64% and 62%, respectively, of our consolidated net sales, primarily from the sale of its petroleum products.
Products, Raw Materials and Supply
CVR Refining has the capability to process a variety of crude oil blends. CVR Refining's oil refineries in Coffeyville, Kansas and Wynnewood, Oklahoma have a combined capacity of 206,500 barrels per day. In addition to the use of third-party pipelines for the supply of crude oil, CVR Refining has an extensive gathering system consisting of logistics assets that are owned, leased or part of a joint venture operation. Petroleum refining product yield includes gasoline, diesel fuel, pet coke and other refined products such as natural gas liquids, asphalt and jet fuel among other products.
CVR Partners produces and distributes nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops. The principal products are UAN and ammonia. CVR Partners' Coffeyville, Kansas facility uses pet coke to produce nitrogen fertilizer and is supplied primarily by its adjacent crude oil refinery pursuant to a renewable long-term agreement with CVR Refining. Historically, the Coffeyville nitrogen fertilizer plant has obtained the remainder of its pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. CVR Partners' East Dubuque, Illinois facility uses natural gas to produce nitrogen fertilizer. The East Dubuque facility is able to purchase natural gas at competitive prices due to its connection to the Norther Natural Gas interstate pipeline system, which is within one mile of the facility, and the ANR Pipeline Company pipeline.
Customers, Marketing and Distribution
Customers for CVR Refining's products primarily include retailers, railroads, and farm cooperatives and other refiners/marketers in Group 3 of the PADD II region because of their relative proximity to the refineries and pipeline access. CVR Refining sells bulk products to long-standing customers at spot market prices based on a Group 3 basis differential to prices quoted on the New York Mercantile Exchange, which are reported by industry market-related indices such as Platts and Oil Price Information Service. CVR Refining's rack sales are at posted prices that are influenced by competitor pricing and Group 3 spot market differentials. Additionally, CVR Refining supplies jet fuel to the U.S. Department of Defense. For the year ended December 31, 2018, only one customer accounted for 10% or more of CVR Refining's net sales.
CVR Refining focuses its marketing efforts in the central mid-continent area because of its relative proximity to its refineries and pipeline access. CVR Refining engages in rack marketing, which is the supply of product through tanker trucks and railcars directly to customers located in close geographic proximity to its refineries and to customers at throughput terminals on third-party refined products distribution systems. CVR Refining also makes bulk sales (sales into third-party pipelines) into mid-continent markets and other destinations utilizing third-party product pipeline networks.

CVR Partners sells UAN products to retailers and distributors and ammonia to agricultural and industrial customers. Its products are primarily distributed by truck or by railcar. Given the nature of its business, and consistent with industry practice, CVR Partners does not have long-term minimum purchase contracts with most of its agricultural customers.
Competition
CVR Energy's petroleum business competes primarily on the basis of price, reliability of supply, availability of multiple grades of products and location. The principal competitive factors affecting its refining operations are cost of crude oil and other feedstocks, refinery complexity, refinery efficiency, refinery product mix and product distribution and transportation costs. The location of refineries provides the petroleum business with a reliable supply of crude oil and a transportation cost advantage over its competitors. The petroleum business primarily competes against five refineries operated in the mid-continent region. In addition to these refineries, the refineries compete against trading companies, as well as other refineries located outside the region that are linked to the mid-continent market through an extensive product pipeline system. These competitors include refineries located near the Gulf Coast, the Great Lakes and the Texas panhandle regions.
The nitrogen fertilizer business has experienced, and expects to continue to meet, significant levels of competition from current and potential competitors, many of whom have significantly greater financial and other resources. Competition in the nitrogen fertilizer industry is dominated by price considerations. However, during the spring and fall application seasons, farming activities intensify and delivery capacity is a significant competitive factor. Domestic competition is intense due to customers' sophisticated buying tendencies and competitor strategies that focus on cost and service. The nitrogen fertilizer business also encounters competition from producers of fertilizer products manufactured in foreign countries. In certain cases, foreign producers of fertilizer who export to the United States may be subsidized by their respective governments.
Environmental Regulations
CVR Energy's petroleum and nitrogen fertilizer businesses are subject to extensive and frequently changing federal, state and local, environmental, health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, and the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline, diesel fuels, UAN and ammonia. These laws and regulations, their underlying regulatory requirements, and the enforcement thereof, impact the petroleum business and operations and the nitrogen fertilizer business and operations by imposing:

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
Renewable Fuel Standards
CVR Refining is subject to the renewable fuel standards which requires refiners to either blend "renewable fuels" with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers, in lieu of blending. See Item 1A, "Risk Factors" and Note 17, "Commitments and Contingencies," to the consolidated financial statements for further discussion.
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
Automotive
We conduct our Automotive segment through our wholly-owned subsidiary, Icahn Automotive Group LLC ("Icahn Automotive").
Icahn Automotive was formed by us to invest in and operate businesses involved in automotive repair and maintenance services as well as the distribution and sale of automotive aftermarket parts and accessories to end-user do-it-yourself customers, wholesale distributors, and professional auto mechanics. Icahn Automotive acquired IEH Auto Parts Holding LLC in 2015, The Pep Boys - Manny, Moe & Jack in 2016, the franchise businesses of Precision Tune Auto Care and American Driveline Systems, the franchisor of AAMCO and Cottman Transmission service centers, in 2017, and various other businesses in recent years.
Our Automotive segment's net sales for the years ended December 31, 2018, 2017 and 2016 represented approximately 22%, 24% and 27%, respectively, of our consolidated net sales.
Products, Services and Customers
The automotive aftermarket industry is in the mature stage of its life cycle. Over the past decade, consumers have moved away from do-it-yourself (retail) toward do-it-for-me (services) due to increasing vehicle complexity and electronic content, as well as decreasing availability of diagnostic equipment and know-how. Consistent with this long-term trend, Icahn Automotive's long-term strategy is to grow its commercial parts sales to automotive services businesses as well to grow its own automotive service business, while maintaining its retail parts customer bases by offering the newest and broadest product assortment in the automotive aftermarket. Icahn Automotive provides its customers with access to over two million replacement parts for domestic and imported vehicles through an extensive network of suppliers. Icahn Automotive seeks to provide (i) an extensive selection of product offerings, (ii) competitive pricing, (iii) exceptional in-store service experience and (iv) superior delivery to its customers.
Suppliers
Icahn Automotive purchases parts from manufacturers and other distributors for sale in the aftermarket. Purchases are made based on current inventory or operational needs and are fulfilled by suppliers within short periods of time. During 2018, Icahn Automotive's ten largest suppliers accounted for approximately 48% of the merchandise purchased and one supplier accounted for more than 10% of the merchandise purchased. Icahn Automotive believes that the relationships that it has established with its suppliers are generally positive. In the past, Icahn Automotive has not experienced difficulty in obtaining satisfactory sources of supply and it believes that adequate alternative sources of supply exist, at similar cost, for the types of merchandise sold in its stores.
Competition
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
Food Packaging
We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. ("Viskase"). We acquired a controlling interest in Viskase in 2010 from affiliates of Mr. Icahn in a common control transaction. In January 2018, we increased our ownership in Viskase as a result of a rights offering and as of December 31, 2018, we owned approximately 78.6% of the total outstanding common stock of Viskase. Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. Approximately 71% of Viskase's net sales during 2018 were derived from customers outside the United States.
Metals
We conduct our Metals segment through our wholly-owned subsidiary, PSC Metals LLC, f/k/a, PSC Metals, Inc. (“PSC Metals”). We acquired PSC Metals in 2007 from affiliates of Mr. Icahn in a common control transaction. PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products in the Midwest and Southern United States. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers.
Real Estate
Our Real Estate operations consist primarily of rental real estate, property development and associated club activities. Our rental real estate operations consist primarily of office and industrial properties leased to single corporate tenants. Our property development operations are run primarily through a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development. Our property development locations also operate golf and club operations. In addition, our Real Estate operations also includes a hotel, timeshare and casino resort property in Aruba as well as a casino property in Atlantic City, New Jersey, which ceased operations in September 2014 prior to our obtaining control of the property.
Home Fashion
We conduct our Home Fashion segment through our wholly-owned subsidiary, WestPoint Home LLC (“WPH”). We acquired a controlling interest in WPH, previously known as WestPoint International, Inc., out of bankruptcy in 2005 and became sole owner of WPH in 2011. WPH's business consists of manufacturing, sourcing, marketing, distributing and selling home fashion consumer products.
Mining
We conduct our Mining segment through our majority owned subsidiary, Ferrous Resources Ltd ("Ferrous Resources"). We acquired a controlling interest in Ferrous Resources in 2015 through a cash tender offer for outstanding shares of Ferrous Resources common stock. As of December 31, 2018, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources. Ferrous Resources acquired certain rights to iron ore mineral resources in Brazil and develops mining operations and related infrastructure to produce and sell iron ore products to the global steel industry.
On December 5, 2018, we announced a definitive agreement to sell Ferrous Resources. The transaction is expected to close in 2019.
Railcar
We conducted our Railcar segment through our wholly-owned subsidiary, American Railcar Leasing, LLC ("ARL"). We acquired a controlling interest in ARL in 2010 from affiliates of Mr. Icahn in a common control transaction and acquired the remaining interests in ARL in 2016 from affiliates of Mr. Icahn. ARL operated a leasing business consisting of purchased railcars leased to third parties under operating leases.
On June 1, 2017 we sold ARL along with a majority of its railcar lease fleet. We sold the remaining railcars previously owned by ARL throughout the remainder of 2017 and the first nine months of 2018. As a result, as of December 31, 2018, our business no longer includes an active Railcar segment.
Discontinued Operations
In addition to certain dispositions described above, the following businesses were sold in 2018 and reclassified as discontinued operations.
Federal-Mogul LLC
Federal-Mogul LLC ("Federal-Mogul") is a diversified, global supplier of automotive products to a variety of end markets. Federal-Mogul was previously reported within our Automotive segment prior to its reclassification as discontinued operations in the second quarter of 2018. In January 2017, we increased our ownership in Federal-Mogul to 100%. In February 2017, Federal-Mogul was converted from a Delaware corporation to a Delaware limited liability company. Prior to this, Federal-Mogul was a majority owned subsidiary of ours with publicly traded common stock. In April 2018, we entered into an agreement to sell Federal-Mogul to Tenneco Inc. ("Tenneco"). On October 1, 2018, we closed on the sale of Federal-Mogul to Tenneco for cash and shares of Tenneco common stock, which includes a 9.9% voting interest in Tenneco in addition to a non-voting interest in Tenneco.
Tropicana Entertainment, Inc.
Tropicana Entertainment, Inc. ("Tropicana") is an owner and operator of regional casino and entertainment properties. Tropicana was previously reported within our former Gaming segment prior to its reclassification as discontinued operations in the second quarter of 2018. During August 2017, we increased our ownership in Tropicana from 72.5% to 83.9% through a tender offer for additional shares of Tropicana common stock not already owned by us. Tropicana was a majority owned subsidiary of ours with publicly traded common stock. In April 2018, we entered into an agreement to sell Tropicana's real estate to Gaming and Leisure Properties, Inc. and to merge Tropicana's gaming and hotel operations into Eldorado Resorts, Inc. The transaction did not include Tropicana's Aruba assets. On October 1, 2018, we closed on the Tropicana transaction.
American Railcar Industries, Inc.
American Railcar Industries, Inc. ("ARI") is a prominent North American designer and manufacturer of hopper and tank railcars that provides its railcar customers with integrated solutions through a comprehensive set of high-quality products and related services through its railcar manufacturing, railcar leasing and railcar repair operations. ARI was previously reported within our Railcar segment prior to its reclassification as discontinued operations in the fourth quarter of 2018. ARI was a majority owned subsidiary of ours with publicly traded common stock. In October 2018, we entered into an agreement to sell ARI to ITE Rail Fund L.P. On December 5, 2018, we closed on the sale of ARI.
Holding Company
We seek to invest our available cash and cash equivalents in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses. As of December 31, 2018, we had investments with a fair market value of approximately $5.1 billion in the Investment Funds. In addition, as of December 31, 2018, our Holding Company had various other investments, primarily equity investments, with a fair market value of approximately $1.3 billion.
Employees
We have an aggregate of 34 employees at our Holding Company and Investment segment. Our other reporting segments employ an aggregate of approximately 29,000 employees, of which approximately 72% are employed within our Automotive segment and less than 10% at each of our other segments. Approximately 17% of our employees are employed internationally, primarily within our Food Packaging, Home Fashion and Mining segments.
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
Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises and Icahn Enterprises Holdings, and approximately 91.7% of Icahn Enterprises' outstanding depositary units as of December 31, 2018, and, as a result, has the ability to influence many aspects of our operations and affairs.
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
Because we are a holding company and a significant portion of our assets may, from time to time, consist of investments in companies in which we own less than a 50% interest, we run the risk of inadvertently becoming an investment company that is required to register under the Investment Company Act. Events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in our inadvertently becoming an investment company that is required to register under the Investment Company Act. Our recent sales of Federal-Mogul, Tropicana and ARI did not result in our being considered an investment company. However, additional transactions involving the sale of certain assets could result in our being considered an investment company. Following such events or transactions, an exemption under the Investment Company Act would provide us up to one year to take steps to avoid becoming classified as an investment company. We expect to take steps to avoid becoming classified as an investment company, but no assurance can be made that we will successfully be able to take the steps necessary to avoid becoming classified as an investment company.
If we are unsuccessful, then we will be required to register as a registered investment company and will be subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we currently operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies. In addition, if we become required to register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes and would be subject to the tax consequences described below under the caption, “We may become taxable as a corporation if we are no longer treated as a partnership for federal income tax purposes."
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
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 91.7% of Icahn Enterprises' outstanding depositary units as of December 31, 2018. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the "PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by ACF Industries LLC ("ACF"). All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the ACF plans have been met as of December 31, 2018. If the plans were voluntarily terminated, they would be underfunded by approximately $80 million as of December 31, 2018. These results are based on the most recent information provided by the plans’ actuary. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
The current underfunded status of the ACF pension plans requires them to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.
Starfire Holding Corporation ("Starfire"), which is 99.6% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group, including ACF. The Starfire indemnity provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.
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
As of December 31, 2018, we had investments in the Investment Funds with a fair market value of approximately $5.1 billion, which may be accessed on short notice to satisfy our liquidity needs. However, if the Investment Funds experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.
Future cash distributions to Icahn Enterprises' unitholders, if any, can be affected by numerous factors.
While we made cash distributions to Icahn Enterprises' unitholders in each of the four quarters of 2018, the payment of future distributions will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered.
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

Risks Relating to All of Our Businesses
General
All of our businesses are subject to the effects of the following:

•	the threat of terrorism or war;

•	loss of any of our or our subsidiaries' key personnel;

•	the unavailability, as needed, of additional financing;

•	significant competition, varying by industry and geographic markets;

•	the unavailability of insurance at acceptable rates; and

•	litigation not in the ordinary course of business (see Item 3, "Legal Proceedings," of this Report).
We need qualified personnel to manage and operate our various businesses.
In our decentralized business model, we need qualified and competent management to direct day-to-day business activities of our operating subsidiaries. Our operating subsidiaries also need qualified and competent personnel in executing their business plans and serving their customers, suppliers and other stakeholders. Changes in demographics, training requirements and the unavailability of qualified personnel could negatively impact one or more of our significant operating subsidiaries ability to meet demands of customers to supply goods and services. Recruiting and retaining qualified personnel is important to all of our operations. Although we have adequate personnel for the current business environment, unpredictable increases in demand for goods and services may exacerbate the risk of not having sufficient numbers of trained personnel, which could have a negative impact on our consolidated financial condition, results of operations or cash flows.
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
Software implementation and upgrades at certain of our subsidiaries may result in complications that adversely impact the timeliness, accuracy and reliability of internal and external reporting.
Our operating subsidiaries are operated and managed on a decentralized basis and their software is not integrated with each other or with us. Certain of our subsidiaries are currently undergoing, or in the future may undergo, software implementation and/or upgrades. Software implementation and upgrades are complex, time consuming and require significant resources. Failure to properly implement or upgrade software, including failure to recruit/retain appropriate experts, train employees, implement processes and properly bridge to legacy software, among others, may negatively impact our subsidiaries' ability to properly operate their businesses and to report internally and externally, including reporting to us. As a result, we may not adequately assess the performance of our subsidiaries, properly allocate resources report timely and accurate financial results.
We or our subsidiaries may pursue acquisitions or other affiliations that involve inherent risks, any of which may cause us not to realize anticipated benefits, and we may have difficulty integrating the operations of any companies that may be acquired, which may adversely affect its operations.
We may expand our existing businesses if appropriate opportunities are identified, as well as use our established businesses as a platform for additional acquisitions in the same or related areas. We and our operating subsidiaries have at times grown through acquisitions and may make additional acquisitions in the future as part of our business strategy. The full benefits of these acquisitions, however, require integration of manufacturing, administrative, financial, sales, and marketing approaches and personnel. We may invest significant resources towards realizing benefits. If we or our operating subsidiaries are unable to successfully integrate acquired businesses, we may not realize the benefits of the acquisitions, our financial results may be negatively affected, and additional cash may be required to integrate such operations. Additionally, any such acquisition, if consummated, could involve risks not presently faced by us.
If we discover material weaknesses or significant deficiencies in our internal controls over financial reporting or at any recently acquired entity, it may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws, which also could affect the market price of our depositary units or our ability to remain listed on NASDAQ.
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

Risks Relating to Our Investment Segment
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
Our partnership agreement allows us to take advantage of investment opportunities we believe exist outside of our operating businesses. The equity securities in which we may invest may include common stock, preferred stock and securities convertible into common stock, as well as warrants to purchase these securities. The debt securities in which we may invest may include bonds, debentures, notes or non-rated mortgage-related securities, municipal obligations, bank debt and mezzanine loans. Certain of these securities may include lower rated or non-rated securities, which may provide the potential for higher yields and therefore may entail higher risk and may include the securities of bankrupt or distressed companies. In addition, we may engage in various investment techniques, including derivatives, options and futures transactions, foreign currency transactions, “short” sales and leveraging for either hedging or other purposes. We may concentrate our activities by owning significant or controlling interests in certain investments. We may not be successful in finding suitable opportunities to invest our cash and our strategy of investing in undervalued assets may expose us to numerous risks.
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
Certain investment positions held by the Investment Funds may be illiquid. The Investment Funds may own restricted or non-publicly traded securities and securities traded on foreign exchanges. We also have significant influence with respect to certain companies owned by the Investment Funds, including representation on the board of directors of certain companies, and may be subject to trading restrictions with respect to specific positions in the Investment Funds at any particular time. These investments and trading restrictions could prevent the Investment Funds from liquidating unfavorable positions promptly and subject the Investment Funds to substantial losses.
At any given time, the Investment Funds' assets may become highly concentrated within a particular company, industry, asset category, trading style or financial or economic market. In that event, the Investment Funds' investment portfolio will be more susceptible to fluctuations in value resulting from adverse events, developments or economic conditions affecting the performance of that particular company, industry, asset category, trading style or economic market than a less concentrated portfolio would be. As a result, the Investment Funds' investment portfolio's aggregate returns may be volatile and may be affected substantially by the performance of only one or a few holdings.
As of December 31, 2018, our top five holdings in the Investment Funds had a market value of approximately $4.3 billion, which represented approximately 43% of our assets under management for the Investment Segment. Our largest holding at December 31, 2018 was Herbalife Ltd. (“Herbalife”), which had a market value of approximately $1.7 billion, and represented approximately 16% of our assets under management for the Investment Segment. Therefore, a significant decline in the fair market values of our larger positions may have a material adverse impact on our consolidated financial position, results of operations or cash flows and the trading price of our depositary units. For example, Herbalife previously disclosed in its public filings that the SEC and the Department of Justice have been conducting an investigation into Herbalife’s compliance with the Foreign Corrupt Practices Act in China, which is mainly focused on Herbalife’s China external affairs expenditures relating to its China business activities and the adequacy of and compliance with Herbalife’s internal controls relating to such expenditures, and while it cannot predict the eventual scope, duration, or outcome of the government investigation at this time, including potential monetary payments, injunctions, or other relief, the results of this investigation could have a materially adverse impact on Herbalife’s financial condition, results of operations, and operations and the trading price of its common shares, which could, in turn, have a material adverse impact on our consolidated financial position, results of operations or cash flows and the trading price of our depositary units. Certain of the companies in our Investment Funds file annual, quarterly and current reports with the SEC, which are publicly available, and contain additional risk factors with respect to such companies.
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
In recent years, regulatory authorities have increased their regulation and scrutiny of businesses partially in response to financial markets crises, global economic recessions, and social and environmental issues. These initiatives may impact our operating subsidiaries, particularly those within our Energy and Mining segments. Changes in regulation and regulatory actions may increase our compliance costs and may require changes to how our operating subsidiaries conduct their businesses. Any regulatory changes could have a significant negative impact on our financial condition, results of operations or cash flows.
Our operating subsidiaries operate businesses which are subject to the risk of operational disruptions, damage to property, injury to persons or environmental and legal liability. Our operating subsidiaries could incur potentially significant costs to the extent there are unforeseen events which are not fully insured.
Our operating subsidiaries, particularly within our Energy and Mining segments, may become subject to catastrophic loss, which may cause operations to shut down or become significantly impaired. Our operating subsidiaries may also be subject to liability for hazards for which it cannot be insured, which could exceed policy limits or against which it may elect not to be insured due to high premium costs. Examples of such risks include but are not limited to industrial accidents, environmental hazards, power outages, equipment failures, structural failures, flooding, unusual or unexpected geological conditions and severe weather conditions, among others. These events may damage or destroy properties, production facilities, transport facilities and equipment, as well as lead to personal injury or death, environmental damage, waste from intermediary products or resources, production or transportation delays and monetary losses or legal liability. Such damages are not limited to our operations or our employees and could significantly impact the surrounding areas. Operations at our subsidiaries could be curtailed, limited or completely shut down for an extended period of time, or indefinitely, as a result of one or more unforeseen events and circumstances, which may or may not be within our control, and which may not be adequately insured. Any one of these events and circumstances could have a material adverse impact on our operations, financial condition and cash flows.
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
Our Energy segment's businesses are, and commodity prices are, cyclical and highly volatile, which could have a material adverse effect on our results of operations, financial condition and cash flows.
Our Energy segment's petroleum business' financial results are primarily affected by the margin between refined product prices and the prices for crude oil and other feedstocks. Historically, refining margins have been volatile, and are expected to continue to be volatile in the future. The petroleum business' cost to acquire feedstocks and the price at which it can ultimately sell refined products depend upon several factors beyond its control, including regional and global supply of and demand for crude oil, gasoline, diesel and other feedstocks and refined products. These in turn depend on, among other things, the availability and quantity of imports, the production levels of U.S. and international suppliers, levels of refined petroleum product inventories, productivity and growth (or the lack thereof) of U.S. and global economies, U.S. relationships with foreign governments, political affairs and the extent of governmental regulation.
Some of these factors can vary by region and may change quickly, adding to market volatility, while others may have longer-term effects on refining and marketing margins, which are uncertain. CVR Refining does not produce crude oil and must purchase all of the crude oil it refines long before it refines them and sell the refined products. Price level changes during the period between purchasing feedstocks and selling the refined petroleum products from these feedstocks could have a significant effect on our Energy segment's financial results and a decline in market prices may negatively impact the carrying value of its inventories.
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
Volatile prices for natural gas and electricity affect the petroleum business' manufacturing and operating costs. Natural gas and electricity prices have been, and will continue to be, affected by supply and demand for fuel and utility services in both local and regional markets.
If sufficient Renewable Identification Numbers (RINs) are unavailable for purchase or if our Energy segment’s petroleum business has to pay a significantly higher price for RINs, or if its petroleum business is otherwise unable to meet Renewable Fuel Standard mandates, our financial condition and results of operations could be materially adversely affected.
The Environmental Protection Agency (the "EPA") has promulgated the Renewable Fuel Standards ("RFS"), which requires refiners to either blend "renewable fuels," such as ethanol and biodiesel, into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. Under the RFS, the volume of renewable fuels that refineries like Coffeyville and Wynnewood are obligated to blend into their finished petroleum products is adjusted annually by the EPA. The petroleum business is not able to blend the substantial majority of its transportation fuels, so it has to purchase RINs on the open market as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. The price of RINs has been extremely volatile as the EPA's proposed renewable fuel volume mandates approached and exceeded the "blend wall." The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume ("E10 gasoline") is blended into transportation fuel.
The petroleum business cannot predict the future prices of RINs. The price of RINs has been extremely volatile over the last year. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at the refineries and downstream terminals, all of which can vary significantly from period to period. However, the costs to obtain the necessary number of RINs and waiver credits could be material, if the price for RINs increases. Additionally, because the petroleum business does not produce renewable fuels, increasing the volume of renewable fuels that must be blended into its products displaces an increasing volume of the refineries' product pool, potentially resulting in lower earnings and materially adversely affecting the petroleum business' cash flows. If the demand for the petroleum business' transportation fuel decreases as a result of the use of increasing volumes of renewable fuels, increased fuel economy as a result of new EPA fuel economy standards, or other factors, the impact on its business could be material. If sufficient RINs are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA's RFS mandates, its business, financial condition and results of operations could be materially adversely affected.
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
Our subsidiaries' competitors may be larger and have greater financial resources and operational capabilities than our subsidiaries do, which may require them or us to invest significant additional capital in order to effectively compete. Our investments, or our subsidiaries' investments, may not achieve desired results.
Our operating subsidiaries face competitive pressures within markets in which they operate. We manage our subsidiaries with the objective of growing their value over time by, among other means, investing in and strengthening our subsidiaries' competitive advantages. Many factors, including availability of financial resources, supply chain capabilities and local market changes, may limit our ability to strengthen our subsidiaries' competitive advantages. In addition, competitors may be significantly larger than our subsidiaries are and may have greater financial resources and operational capabilities. Accordingly, our subsidiaries may require significant additional resources, which may not be available to them through internally generated cash flows. With respect to our Automotive segment, we have invested significant resources in various initiatives to remain competitive and stimulate growth. In addition, we will continue to consider strategic alternatives in our automotive aftermarket parts business to maximize value. If we are unable to implement these initiatives efficiently and effectively, or if these initiatives are unsuccessful, our consolidated financial condition, results of operations and cash flows could be adversely affected.
Certain of our subsidiaries have operations in foreign countries which expose them to risks related to economic and political conditions, currency fluctuations, import/export restrictions, regulatory and other risks.
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
A substantial number of our operating subsidiaries’ employees and the employees of its largest customers and suppliers are represented by labor unions under collective bargaining agreements. There can be no assurances that future negotiations with the unions will be resolved favorably or that our subsidiaries will not experience a work stoppage or disruption that could adversely affect its financial condition, operating results and cash flows. A labor dispute involving any of our businesses, particularly within our Energy segment, any of its customers or suppliers or any other suppliers to its customers or that otherwise affects our subsidiaries’ operations, or the inability by it, any of its customers or suppliers or any other suppliers to its customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our financial condition, operating results and cash flows. In addition, if any of our subsidiaries’ significant customers experience a material work stoppage, the customer may halt or limit the purchase of its products. This could require certain businesses to shut down or significantly reduce production at facilities relating to such products, which could adversely affect our business.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Holding Company and Investment
Icahn Enterprises, Icahn Enterprises Holdings and our Investment segment operations are headquartered in New York, New York, which is leased office space.
Energy
CVR Energy is headquartered in Sugar Land, Texas, which is leased office space. Additionally, other administrative office space is leased in Kansas City, Kansas and Oklahoma City, Oklahoma.
CVR Energy owns and operates two oil refineries as well as office buildings located in Coffeyville, Kansas and Wynnewood, Oklahoma. CVR Energy also owns and operates two fertilizer plants in Coffeyville, Kansas and East Dubuque, Illinois. CVR Energy owns crude oil storage facilities in Kansas and Oklahoma, refined oil storage facilities at its Wynnewood, Oklahoma refinery location, and fertilizer storage facilities at its East Dubuque, Illinois fertilizer plant location. CVR Energy also leases additional crude oil storage facilities.
Automotive
Icahn Automotive is headquartered in Kennesaw, Georgia, which is leased office space. Icahn Automotive's operations include 1,352 company operated store locations, 848 franchise locations and 27 distributions centers throughout the United States. Approximately 90% of Icahn Automotive's facilities are leased and the remainder are owned.
Food Packaging
Viskase is headquartered in Lombard, Illinois. Viskase's operations include eleven manufacturing facilities, six distribution centers and three service centers throughout North America, Europe, South America and Asia.
Metals
PSC Metals is headquartered in Mayfield Heights, Ohio, which is leased office space. PSC Metals has additional administrative offices located in Nashville, Tennessee and North Olmsted, Ohio. PSC Metals' operations consist of 30 recycling yards, three secondary plate storage and distribution centers, two secondary pipe storage and distribution centers and two auto parts recycling warehouses located throughout the Midwestern and Southeastern United States.
Real Estate
Our Real Estate segment is headquartered in New York, New York. Our Real Estate segment's operations consist of 7 commercial rental real estate properties in the United States. Our Real Estate segment's operations also include development properties as well as golf and club operations in Cape Cod, Massachusetts and Vero Beach, Florida. In addition, our Real Estate segment has a hotel, timeshare and casino resort property in Aruba as well as a casino property in Atlantic City, New Jersey, which ceased operations in 2014.
Home Fashion
WPH is headquartered in New York, New York. WPH's operations include a manufacturing and distribution facility in Chipley, Florida and a manufacturing facility in Bahrain, both of which are owned facilities. WPH owns office and retail store space in Valley, Alabama and Lumberton, North Carolina where it operates two outlet stores. WPH also leases retail store space in Chipley, Florida and leases various additional administrative office space primarily throughout the southern United States.
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

PART II

Item 5. Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.
Market Information
Icahn Enterprises' depositary units are traded on the NASDAQ Global Select Market under the symbol “IEP.” The range of high and low sales prices for our depositary units for each quarter during 2018 and 2017 are as follows:

2018	High	Low
First Quarter	$62.79	$53.29
Second Quarter	73.23	57.00
Third Quarter	81.88	62.20
Fourth Quarter	74.69	50.33

2017	High	Low
First Quarter	$63.96	$50.17
Second Quarter	53.85	47.06
Third Quarter	56.40	49.13
Fourth Quarter	59.88	51.01
Holders of Record
As of December 31, 2018, there were approximately 2,000 record holders of Icahn Enterprises' depositary units including multiple beneficial holders at depositories, banks and brokers listed as a single record holder in the street name of each respective depository, bank or broker.
There were no repurchases of Icahn Enterprises' depositary units during 2018 or 2017.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding outstanding unit option awards, and depository units available for future issuance, under the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”) as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
2017 Incentive Plan	15,704	$51.08	953,554
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

Item 6. Selected Financial Data.
The following tables contain our selected historical consolidated financial data from continuing operations, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report. The selected financial data has been derived from our historical financial statements, recasted for discontinued operations, as applicable. The comparability of our selected financial data from continuing operations presented below is affected by, among other factors, (i) the performance of the Investment Funds, (ii) the results of our Energy segment's operations, impacted by the relationship of its refined product prices and prices for crude oil and other feedstocks, (iii) impairment charges, primarily in our Automotive segment in 2018, our Energy segment in 2016, 2015 and 2014 and our Mining segment in 2015, (iv) acquisitions of businesses, primarily in our Automotive segment during 2017, 2016 and 2015, (v) gains on dispositions of assets, primarily in our Railcar and Real Estate segments in 2017, including the impact of the disposed income generating assets on subsequent operations, (vi) our Holding Company's unrealized equity investment gains and losses and (vii) the enactment of tax legislation in the United States in 2017.

	Icahn Enterprises					Icahn Enterprises Holdings
	As of/Year Ended December 31,					As of/Year Ended December 31,
	2018	2017	2016	2015	2014	2018	2017	2016	2015	2014
	(in millions, except per unit data)					(in millions)
Statement of Operations Data From Continuing Operations:
Net sales	$10,576	$9,306	$7,740	$6,771	$10,376	$10,576	$9,306	$7,740	$6,771	$10,376
Other revenues from operations	647	743	840	418	383	647	743	840	418	383
Net gain (loss) from investment activities	322	302	(1,373)	(987)	(564)	322	302	(1,373)	(987)	(564)
Gain on disposition of assets, net	84	2,163	6	40	18	84	2,163	6	40	18
Net income (loss)	282	2,357	(2,285)	(1,941)	(775)	283	2,359	(2,284)	(1,940)	(774)
Less: Income (loss) attributable to non-controlling interests	495	84	(1,158)	(938)	(271)	495	84	(1,158)	(938)	(271)
Net (loss) income attributable to Icahn Enterprises/Icahn Enterprises Holdings	$(213)	$2,273	$(1,127)	$(1,003)	$(504)	$(212)	$2,275	$(1,126)	$(1,002)	$(503)
Net (loss) income attributable to Icahn Enterprises/Icahn Enterprises Holdings allocable to:
Limited partners	$(209)	$2,228	$(1,105)	$(983)	$(494)	$(210)	$2,252	$(1,115)	$(992)	$(498)
General partner	(4)	45	(22)	(20)	(10)	(2)	23	(11)	(10)	(5)
	$(213)	$2,273	$(1,127)	$(1,003)	$(504)	$(212)	$2,275	$(1,126)	$(1,002)	$(503)
Basic and diluted (loss) income per LP unit	$(1.16)	$13.84	$(8.07)	$(7.80)	$(4.15)
Basic and diluted weighted average LP units outstanding	180	161	137	126	119
Cash distributions declared per LP unit	$7.00	$6.00	$6.00	$6.00	$6.00

Balance Sheet Data:
Cash and cash equivalents	$2,656	$1,164	$1,114	$1,369	$2,292	$2,656	$1,164	$1,114	$1,369	$2,292
Investments	8,337	10,015	9,559	15,002	14,149	8,337	10,015	9,559	15,002	14,149
Property, plant and equipment, net	4,703	5,186	5,905	5,668	5,456	4,703	5,186	5,905	5,668	5,456
Assets held for sale	333	10,263	11,493	10,054	9,765	333	10,263	11,493	10,054	9,765
Total assets	23,396	31,801	33,371	36,407	35,743	23,428	31,833	33,399	36,434	35,769
Deferred tax liability	676	732	1,147	791	904	676	732	1,147	791	904
Due to brokers	141	1,057	3,725	7,317	5,197	141	1,057	3,725	7,317	5,197
Liabilities held for sale	112	7,010	9,103	7,521	7,029	112	7,010	9,103	7,521	7,029
Debt	7,326	7,372	7,236	8,556	8,161	7,330	7,377	7,239	8,559	8,164
Equity attributable to Icahn Enterprises/Icahn Enterprises Holdings	6,529	5,106	2,154	3,987	5,443	6,557	5,133	2,179	4,011	5,466

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
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate, Home Fashion and Mining. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with our Holding Company. Our historical results also report the results of our Railcar segment through the date we sold our last remaining railcars on lease, which occurred in the third quarter of 2018.
Significant Transactions and Developments
Significant transactions and developments affecting our results of operations and liquidity for the year ended December 31, 2018 are summarized as follows:
Sale of Discontinued Operations. During the fourth quarter of 2018, we closed on the sales of Federal-Mogul LLC ("Federal-Mogul"), Tropicana Entertainment Inc. ("Tropicana") and American Railcar Industries, Inc. ("ARI"). As a result of the transactions, our Holding Company received approximately $3.2 billion in aggregate cash proceeds and approximately $1.2 billion of fair value equity in Tenneco, Inc., resulting in the recognition of aggregate pre-tax gains on the sales of discontinued operations attributable to Icahn Enterprises of approximately $1.4 billion.
Pending Sale of Ferrous Resources. On December 5, 2018, we announced a definitive agreement to sell Ferrous Resources Ltd. for total consideration of $550 million. The transaction is expected to close in the first half of 2019.

Results of Operations
Consolidated Financial Results
Our operating businesses comprise consolidated subsidiaries which operate in various industries and are managed on a decentralized basis. Revenues for our continuing operating businesses primarily consist of net sales of various products, services revenue, franchisor operations and leasing of real estate. Due to the structure and nature of our business, we primarily discuss the results of operations by individual reporting segment in order to better understand our consolidated operating performance. Certain other financial information is discussed on a consolidated basis following our segment discussion, including other revenues and expenses included in continuing operations as well as our results from discontinued operations. In addition to the summarized financial results below, refer to Note 12, "Segment and Geographic Reporting," to the consolidated financial statements for a reconciliation of each of our reporting segment's results of continuing operations to our consolidated results.
The comparability of our summarized consolidated financial results presented below is affected by, among other factors, (i) the performance of the Investment Funds, (ii) the results of our Energy segment's operations, impacted by the relationship of its refined product prices and prices for crude oil and other feedstocks, (iii) impairment charges, primarily in our Automotive segment in 2018 and our Energy segment in 2016, (iv) acquisitions of businesses, primarily in our Automotive segment during 2017 and 2016, (v) gains on dispositions of assets, primarily in our Railcar and Real Estate segments in 2017, including the impact of the disposed income generating assets on subsequent operations, (vi) our Holding Company's unrealized equity investment gains and losses and (vii) the enactment of tax legislation in the United States in 2017. Refer to our respective segment discussions and "Other Consolidated Results of Operations," below for further discussion.

	Revenues			Net Income (Loss) From Continuing Operations			Net Income (Loss) From Continuing Operations Attributable to Icahn Enterprises
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(in millions)
Investment	$737	$297	$(1,223)	$679	$118	$(1,487)	$319	$80	$(604)
Holding Company	(291)	68	21	(639)	355	(287)	(638)	355	(287)

Other Operating Segments:
Energy	7,135	5,988	4,783	379	275	(604)	238	229	(327)
Automotive	2,856	2,728	2,503	(230)	(51)	19	(230)	(51)	19
Food Packaging	379	389	328	(15)	(6)	8	(12)	(5)	6
Metals	467	408	269	5	(44)	(20)	5	(44)	(20)
Real Estate	212	628	89	112	549	5	112	549	5
Home Fashion	171	183	196	(11)	(20)	(12)	(11)	(20)	(12)
Mining	106	93	63	1	10	(24)	3	9	(19)
Railcar	5	1,837	350	1	1,171	117	1	1,171	112
Other operating segments	11,331	12,254	8,581	242	1,884	(511)	106	1,838	(236)
Consolidated	$11,777	$12,619	$7,379	$282	$2,357	$(2,285)	$(213)	$2,273	$(1,127)

Investment
We invest our proprietary capital through various private investment funds (the "Investment Funds"). As of December 31, 2018 and 2017, we had investments with a fair market value of approximately $5.1 billion and $3.0 billion, respectively, in the Investment Funds. As of December 31, 2018 and 2017, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $5.0 billion and $4.4 billion, respectively.
Our Investment segment's results of operations are reflected in net income (loss) in the consolidated statements of operations. Our Investment segment's net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company and by Mr. Icahn and his affiliates. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment's results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the "Investment Segment Liquidity" section of our "Liquidity and Capital Resources" discussion for additional information regarding our Investment segment's exposure as of December 31, 2018.
For the years ended December 31, 2018, 2017 and 2016, our Investment Funds' returns were 7.9%, 2.1% and (20.3)%, respectively. Our Investment Funds' returns represent a weighted-average composite of the average returns, net of expenses. The following table sets forth the performance attribution for the Investment Funds' returns:

	Year Ended December 31,
	2018	2017	2016
Long positions	(0.8)%	5.4%	16.3%
Short positions	7.8%	(3.0)%	(34.1)%
Other	0.9%	(0.3)%	(2.5)%
	7.9%	2.1%	(20.3)%
The following table presents net income (loss) for our Investment segment:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Long positions	$(329)	$2,035	$552
Short positions	931	(1,787)	(1,894)
Other	77	(130)	(145)
	$679	$118	$(1,487)
Years Ended December 31, 2018, 2017 and 2016
For 2018, the Investment Funds' positive performance was driven by net gains in their short positions offset in part by net losses in their long positions. The positive performance of our Investment segment's short positions was driven by the positive performance of broad market hedges of $642 million and the aggregate performance of multiple other short positions with net gains across various sectors, primarily the energy sector. The negative performance of our Investment segment's long positions was driven by losses from two consumer, cyclical sector investments, a basic material sector investment, two consumer, non-cyclical sector investments, a technology sector investment and an industrial sector investment with losses aggregating approximately $1.4 billion. The aggregate performance of investments with net losses across various other sectors accounted for an additional negative performance of our Investment segment's long positions. Losses in long positions were offset in part by gains from a consumer, non-cyclical sector investment, a technology sector investment and an energy sector investment with gains aggregating approximately $1.3 billion.
For 2017, the Investment Funds' positive performance was driven by net gains in their long positions, offset in part by net losses in their short positions. The positive performance of our Investment segment's long positions was driven by gains from two consumer, non-cyclical sector investments, a basic materials sector investment, an energy sector investment and a consumer, cyclical sector investment aggregating approximately $1.6 billion. The aggregate performance of investments with gains across various other sectors accounted for the additional positive performance of our Investment segment's long positions, offset in part by the aggregate performance of investments with losses in the financial sector. Losses in short positions were attributable to the negative performance of broad market hedges of approximately $2.1 billion and the negative performance of various other short positions across multiple sectors. Losses in short positions were offset in part by the positive performance of three consumer, cyclical sector short positions aggregating $627 million.
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

Energy
Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The sale of petroleum products accounted for approximately 95%, 94% and 93% of our Energy segment's net sales for the years ended December 31, 2018, 2017 and 2016, respectively.
The results of operations of the petroleum business are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into petroleum products, such as gasoline, diesel fuel and jet fuel, that are produced by a refinery ("refined products"). The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond our Energy segment's control, including the supply of and demand for crude oil, as well as gasoline and other refined products. This supply and demand depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because the petroleum business applies first-in, first-out accounting to value its inventory, crude oil price movements may impact gross margin in the short-term fluctuations in the market price of inventory. The effect of changes in crude oil prices on the petroleum business' results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.
In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard ("RFS") of the United States Environmental Protection Agency, which requires it to either blend “renewable fuels” in with its transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Refer to Note 17, "Commitments and Contingencies," to the consolidated financial statements for further discussion of RINs.
The following table presents our Energy segment's net sales, cost of goods sold and gross margin:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net sales	$7,124	$5,988	$4,782
Cost of goods sold	6,453	5,799	4,637
Gross margin	$671	$189	$145
Years Ended December 31, 2018 and 2017
Net sales for our Energy segment increased by approximately $1.1 billion (19%) for the year ended December 31, 2018 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of an increase in refined products crack spreads, partially offset by decreased sales volumes. Our nitrogen fertilizer business' net sales increased over the comparable periods due to higher sales prices and volumes.
Cost of goods sold for our Energy segment increased by $654 million (11%) for the year ended December 31, 2018 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of a higher cost of consumed crude oil offset in part by a decrease in RINs costs. The increase in consumed crude oil costs was due to an increase in crude oil prices, offset in part by a decrease in consumed crude volume. The net cost of RINs was favorably impacted by a reduction in the petroleum segment's RFS obligation and reduced market pricing.
Gross margin for our Energy segment increased by $482 million for the year ended December 31, 2018 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 9% and 3% for the year ended December 31, 2018 and 2017, respectively, with an increase attributable to our petroleum business. The increase in the gross margin as a percentage of net sales for our petroleum business was primarily due to higher gross margins per barrel resulting from a higher refined product crack spreads and reduced RINs costs, offset in part by lower sales volumes.
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
Cost of goods sold for our Energy segment increased by approximately $1.2 billion (25%) for the year ended December 31, 2017 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher cost of consumed crude oil, due to higher prices, as well as increased products purchased for resale. This increase was offset in part by our nitrogen fertilizer business primarily due to higher costs in 2016 from inventory and deferred revenue fair value adjustments and decreased current year distribution costs due to the timing of regulatory railcar repairs and maintenance.
Gross margin for our Energy segment increased by $44 million (30%) for the year ended December 31, 2017 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 3% and 3% for the years ended December 31, 2017 and 2016, respectively. Gross margin as a percentage of net sales for our petroleum business was higher due to higher margins per barrel resulting from an increase in the sales price of gasoline and distillates. Cost of consumed oil per barrel for the year ended December 31, 2017 increased by 21% as compared to the prior year. This increase was offset by a decrease attributable to our nitrogen fertilizer business.

Automotive
Our Automotive segment's results of operations are generally driven by the distribution and installation of automotive aftermarket parts and are affected by the relative strength of automotive part replacement trends, among other factors. Our automotive aftermarket parts business is in a highly competitive industry and is smaller than several of its competitors, who have greater financial resources and operational capabilities. Acquisitions in recent years within our Automotive segment, including our acquisitions of The Pep Boys - Manny, Moe & Jack ("Pep Boys") in 2016 and the franchise businesses of Precision Tune Auto Care ("Precision Tune") and American Driveline Systems, the franchisor of AAMCO and licensor of Cottman Transmission service centers ("American Driveline"), in 2017, provided operating synergies, expanded our market presence, strengthened our parts distribution channel and enhanced our Automotive segment's ability to better service its customers. Our Automotive segment's results of operations also include automotive services labor. Automotive services labor revenues are included in other revenues from operations in our consolidated statements of operations, however, the sale of any installed parts or materials related to automotive services are included in net sales. Therefore, we discuss the combined results of our automotive net sales and automotive services labor revenues below.
Our Automotive segment is in the process of implementing a multi-year transformation plan, which includes the integration and restructuring of the operations of Pep Boys, IEH Auto Parts Holding LLC ("IEH Auto") and the franchise businesses of Precision Tune and American Driveline. Our Automotive segment's priorities include:

•	Positioning the service business to take advantage of opportunities in the do-it-for-me market and vehicle fleets;

•	Optimizing the value of the commercial parts distribution business in high volume markets;

•	Improving inventory management across Icahn Automotive's parts and tire distribution network;

•	Optimizing the store and warehouse footprint through openings, closings, consolidations and conversions by market;

•	Digital initiatives including a new e-commerce platform and enhanced e-fulfillment capabilities;

•	Investment in customer experience initiatives such as enhanced customer loyalty programs and selective upgrades in facilities;

•	Investment in employees with focus on training and career development investments; and

•	Business process improvements, including investments in our supply chain and information technology capabilities.
The following table presents our Automotive segment's operating revenue, cost of revenue and gross margin:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net sales and other revenue from operations	$2,858	$2,723	$2,501
Cost of goods sold and other expenses from operations	1,976	1,978	1,860
Gross margin	$882	$745	$641

Years Ended December 31, 2018 and 2017
Net sales and other revenue from operations for our Automotive segment for the year ended December 31, 2018 increased by $135 million (5%) as compared to the comparable prior year period. The increase was attributable to an increase in automotive services revenues. On an organic basis, automotive services revenue increased by $52 million (5%) due to growing do-it-for-me and fleet businesses. Acquisitions accounted for an additional increase in automotive services revenue of $94 million (including $27 million from franchise royalty revenues), offset in part by a decrease of $11 million due to store closures. Aftermarket parts sales, including commercial and retail sales, remained flat over the comparable period as retail sales decreased by $24 million (4%) offset in part by an increase in commercial sales. Commercial sales increased by $67 million (7%) on an organic basis, driven by increases in IEH Auto sales as well as growth in Pep Boys commercial programs, as well as an additional $22 million from acquisitions, offset in part by $65 million due to the effects of the adoption of FASB ASC Topic 606.
Cost of goods sold and other expenses from operations for the year ended December 31, 2018 decreased $2 million (0%) compared to the comparable prior year period. Cost of goods sold and automotive services labor increased by $62 million which was more than offset by the effects of the adoption of FASB ASC Topic 606 as discussed above. Gross margin on net sales and automotive services labor revenues for the year ended December 31, 2018 increased by $137 million (18%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and automotive services labor revenues was 31% and 27% for the years ended December 31, 2018 and 2017, respectively. The improvement in gross margin primarily reflects higher margin percentages from franchisor operations as well as higher margins from automotive services due to cost improvements and selective price increases.
Years Ended December 31, 2017 and 2016
Net sales and other revenue from operations for our Automotive segment for the year ended December 31, 2017 increased by $222 million (9%) as compared to the comparable prior year period. The increase was attributable to an increase in automotive services revenues of $188 million and an increase in aftermarket parts sales of $34 million. These increases in automotive services and aftermarket parts sales were due in part to the inclusion of Pep-Boys for the full twelve months in 2017 compared to eleven months in 2016. Automotive services also increased $21 million due to the acquisitions of Precision Tune and American Driveline in 2017.
Cost of goods sold and other expenses from operations for the year ended December 31, 2017 increased by $118 million (6%), as compared to the comparable prior year period. The increase was due to volume increases. Gross margin on net sales and automotive services labor revenues for the year ended December 31, 2017 increased by $104 million (16%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and automotive services labor revenues was 27% and 26% for the years ended December 31, 2017 and 2016, respectively. The improvement in gross margin primarily reflects higher margin percentages from franchisor operations, which were first acquired in 2017, as well as higher margins from automotive services due to cost improvements and selective price increases.

Food Packaging
Our Food packaging segment's results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.
Years Ended December 31, 2018 and 2017
Net sales for the year ended December 31, 2018 increased by $3 million (1%) as compared to the corresponding prior year period. The increase was due to the favorable effects of foreign exchange, offset in part due to lower volume and unfavorable price and product mix. Cost of goods sold for the year ended December 31, 2018 increased by $19 million (6%) as compared to the corresponding prior year period due to higher raw material and labor costs. Gross margin as a percentage of net sales was 20% and 24% for the year ended December 31, 2018 and 2017, respectively. The decrease in gross margin as a percentage of net sales over the comparable periods was primarily due to increasing raw material labor costs and lower fixed cost absorption.
Years Ended December 31, 2017 and 2016
Net sales for the year ended December 31, 2017 increased by $63 million (19%) as compared to the comparable prior year period. The increase was primarily due to higher sales volume, primarily from acquisitions, offset in part by unfavorable price and product mix and foreign currency exchange. Cost of goods sold for the year ended December 31, 2017 increased by $48 million (19%) as compared to the corresponding prior year period. Gross margin as a percentage of net sales was flat at 24% for the years ended December 31, 2017 and 2016.

Metals
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the United States and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Years Ended December 31, 2018 and 2017
Net sales for the year ended December 31, 2018 increased by $57 million (14%) compared to the comparable prior year period due to higher ferrous shipment volumes and higher average selling prices for most grades of material, partially offset by lower non-ferrous auto residue pricing and lower non-ferrous volume. Ferrous selling prices increased due to higher market pricing as domestic mill production benefited from trade cases and the effects of additional tariffs on steel imports. Improved consumer market pricing was also driven primarily by the increased demand from domestic steel mills.
Cost of goods sold for the year ended December 31, 2018 increased by $52 million (13%) compared to the comparable prior year period. The increase was primarily due to higher ferrous shipment volumes, as discussed above, and to increased material costs due to higher market prices. Gross margin as a percentage of net sales was flat at 5% for each of the years ended December 31, 2018 and 2017.
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
Real Estate
Real Estate revenues and expenses primarily include sales of residential units, results from club operations, rental income and expenses, including income from financing leases, and hotel, timeshare and casino operations. Sales of residential units are included in net sales in our consolidated financial statements. Results from club and rental operations, including financing lease income, and hotel, timeshare and casino operations are included in other revenues from operations in our consolidated financial statements. Revenue from our real estate operations for the years ended December 31, 2018, 2017 and 2016 were substantially derived from income from club and rental operations.
Home Fashion
Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.
Years Ended December 31, 2018 and 2017
Net sales for the year ended December 31, 2018 decreased by $12 million (7%) compared to the comparable prior year period due to lower sales volume. Cost of goods sold for the year ended December 31, 2018 decreased by $18 million (11%) compared to the comparable prior year period due to sales mix and lower sales volume. Gross margin as a percentage of net sales was 16% for the year ended December 31, 2018 compared to 11% for the comparable prior year period, with the increase primarily due to sale mix.
Years Ended December 31, 2017 and 2016
Net sales for the year ended December 31, 2017 decreased by $12 million (6%) as compared to the comparable prior year period due to lower sales volume. Cost of goods sold for the year ended December 31, 2017 decreased by $6 million (4%) as compared to the comparable prior year period primarily due to sales mix. Gross margin as a percentage of net sales was 11% for the year ended December 31, 2017 compared to 14% for the comparable prior year period, with the decrease primarily due to sales mix and inventory obsolescence.
Mining
Our Mining segment's performance is driven by global iron ore prices and demand for raw materials from Chinese steelmakers. Since acquiring Ferrous Resources Ltd in 2015, our Mining segment has been concentrating on sales in its domestic market, Brazil.
Years Ended December 31, 2018 and 2017
Net sales for the year ended December 31, 2018 increased $9 million as compared to the comparable prior year period due to volume increases. Cost of goods sold for the year ended December 31, 2018 increased $13 million (22%) compared to the comparable prior year period due to a certain plant operation resuming in 2018, increasing the cost of production to produce a higher quality of iron ore.
Years Ended December 31, 2017 and 2016
Net sales for the year ended December 31, 2017 increased by $23 million as compared to the comparable prior year period primarily due to iron ore price increases, offset in part by volume decreases. Cost of goods sold for the year ended December 31, 2017 increased by $4 million as compared to the comparable prior year period.
Railcar
Our Railcar segment's other revenues from operations primarily relates to its railcar leasing revenue. On June 1, 2017 we sold American Railcar Leasing, LLC ("ARL") along with a majority of its railcar lease fleet. We sold the remaining railcars previously owned by ARL throughout the remainder of 2017 and the first nine months of 2018.
Holding Company
Our Holding Company's results of operations primarily reflect the interest expense on its senior unsecured notes for each of the years ended December 31, 2018, 2017 and 2016. We discuss interest expense in consolidation below. In addition, our Holding Company has investment gains and losses from debt and equity investments. During 2018, net loss from investment activities was primarily attributable to an unrealized loss from an equity investment offset in part by unrealized gains from an equity and debt investment. During 2017, unrealized gains from an equity investment was offset in part by unrealized losses from a debt investment. During 2016, net gain from investment activities was primarily due to realized gains from a debt investment.

Other Consolidated Results of Operations
Gain On Disposition of Assets, Net
As discussed in Note 1, "Description of Business," to the consolidated financial statements, our Real Estate segment sold two commercial rental properties, resulting in aggregate pretax gain on disposition of assets of $89 million for the year ended December 31, 2018. In addition, our Railcar segment sold its remaining railcars previously owned by ARL, resulting in aggregate pretax gain on disposition of assets of $5 million for the year ended December 31, 2018.
During 2017, we sold ARL along with a majority of its railcar lease fleet, resulting in an aggregate pretax gain on disposition of assets of approximately $1.7 billion recorded by our Railcar segment for the year ended December 31, 2017. In August 2017, our Real Estate segment sold a development property in Las Vegas Nevada, resulting in a pretax gain on disposition of assets of $456 million for the year ended December 31, 2017. Our Real Estate segment also sold additional properties during 2017, primarily within its rental operations, resulting in an additional pretax gain on disposition of assets aggregating $40 million for the year ended December 31, 2017.
Selling, General and Administrative
Years Ended December 31, 2018 and 2017
Our consolidated selling, general and administrative for the year ended December 31, 2018 increased by $117 million (9%) as compared to the comparable prior year period. The increase was primarily attributable to an increase from our Automotive segment of $132 million primarily due to the inclusion of various acquisitions of automotive businesses as well as costs associated with the growth of the commercial parts business. This increase was offset in part primarily due to our Railcar segment, which decreased due to the sale of ARL in the second quarter of 2017, as well as aggregate net decreases within various other segments.

Years Ended December 31, 2017 and 2016
Our consolidated selling, general and administrative for the year ended December 31, 2017 increased by $268 million (27%) as compared to the comparable prior year period. The increase was primarily attributable to an increase from our Automotive segment of $271 million primarily due to the inclusion of the full year impact of Pep Boys in 2017, which was acquired in February 2016, and the acquisitions of Precision Tune, American Driveline and various other acquisitions in 2017, as well as personnel costs associated with integration and increased customer services. There were aggregate net increases within various other segments which were more than offset by a decrease of $21 million from our Investment segment due to a decrease of compensation expense.
Restructuring
Our consolidated restructuring, net for the years ended December 31, 2018, 2017 and 2016 was $21 million, $4 million and $5 million, respectively, and was primarily attributable to our Food Packaging segment. During the year ended December 31, 2018, our Food Packaging segment recorded $9 million of restructuring charges for employee costs relating to certain of its European operations. During the year ended December 31, 2018, our Energy segment recorded $5 million of restructuring charges for employee costs and other exit costs relating to an office closure. During the year ended December 31, 2018, our Automotive segment recorded $5 million of restructuring charges primarily for exit costs relating to facility closures. Refer to Note 12, "Segment and Geographic Reporting," to the consolidated financial statements for net restructuring charges recorded by each of our segments.
Impairment
Refer to Note 5, "Fair Value Measurements," and Note 8, "Goodwill and Intangible Assets, Net," to the consolidated financial statements for a discussion of impairments of assets.
Interest Expense
Years Ended December 31, 2018 and 2017
Our consolidated interest expense during the year ended December 31, 2018 decreased by $131 million (20%) as compared the comparable prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in due to broker balances over the respective periods, as well as lower interest expense from our Railcar segment due to the sale of ARL in the second quarter of 2017. These decreases were offset in part by higher interest expense from our Holding Company due to debt refinancing in December 2017, resulting in debt with higher interest rates.
Years Ended December 31, 2017 and 2016
Our consolidated interest expense for the year ended December 31, 2017 decreased by $37 million (5%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in due to broker balances over the respective periods, as well as lower interest expense from our Railcar segment due to the sale of ARL in the second quarter of 2017. These decreases were offset in part by higher interest expense from our Energy segment due to a certain debt offering in the second quarter of 2016, as well as higher interest expense from our Holding Company due to our senior unsecured notes refinancing in the first quarter of 2017, which is subject to higher interest rates.
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
Discontinued Operations
As discussed in Note 1, "Description of Business," to the consolidated financial statements, we operated discontinued operations previously included in our Automotive and Railcar segments and former Gaming segment. The sales of each of the businesses closed in the fourth quarter of 2018 and resulted in aggregate pre-tax gains on the sales of discontinued operations attributable to Icahn Enterprises of approximately $1.4 billion.

See Note 13, "Discontinued Operations," to the consolidated financial statements, for financial information with respect to each of our discontinued operating businesses.

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
As of December 31, 2018, our Holding Company had cash and cash equivalents of approximately $1.8 billion and total debt of approximately $5.5 billion. As of December 31, 2018, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $5.1 billion. We may redeem our direct investment in the Investment Funds upon notice. See "Investment Segment Liquidity" below for additional information with respect to our Investment segment liquidity.
Sale of Businesses and Assets
On October 1, 2018, we closed on the sales of Federal-Mogul and Tropicana and on December 5, 2018, we closed on the sale of ARI. In addition, during 2018, we sold our remaining railcars previously owned by ARL. These dispositions resulted in aggregate cash proceeds of approximately $3.2 billion during 2018. As part of the proceeds from the sale of Federal-Mogul, we also acquired a non-controlling interest in the purchaser, Tenneco, Inc. ("Tenneco"), represented by an aggregate of approximately 29.5 million voting and non-voting shares of Tenneco common stock with a fair market value of approximately $1.2 billion at the time of sale. Refer to Note 1, "Description of Business," to the consolidated financial statements for further discussion.
In addition, on December 5, 2018, we announced a definitive agreement to sell Ferrous Resources. The transaction is expected to close in 2019 and, if consummated, will provide additional liquidity to our Holding Company.
Subsequent Events
On January 29, 2019, we received $60 million in connection with CVR Energy's purchase of all remaining common units of CVR Refining, which included all common units of CVR Refining held directly by us.
Subsequent to December 31, 2018, CVR Energy declared a quarterly dividend which should result in an additional $53 million in dividends payable to us in the first quarter of 2019. In addition, Tenneco declared a quarterly dividend which should result in an additional $7 million in dividends payable to us in the first quarter of 2019.
Holding Company Borrowings and Availability

	December 31,
	2018	2017
	(in millions)
6.000% senior unsecured notes due 2020	$1,702	$1,703
5.875% senior unsecured notes due 2022	1,344	1,342
6.250% senior unsecured notes due 2022	1,213	1,216
6.750% senior unsecured notes due 2024	498	498
6.375% senior unsecured notes due 2025	748	748
	$5,505	$5,507

Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and guaranteed by Icahn Enterprises Holdings. Interest on each of the senior unsecured notes are payable semi-annually.
The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of December 31, 2018 are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.
As of December 31, 2018, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2018, based on covenants in the indentures governing our senior unsecured notes, we are permitted to incur approximately $2.0 billion of additional indebtedness.
Distributions on Depositary Units
On February 26, 2019, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unitholder and will be paid on or about April 17, 2019 to depositary unitholders of record at the close of business on March 11, 2019.
During the year ended December 31, 2018, we declared four quarterly distributions aggregating $7.00 per depositary unit. Mr. Icahn and his affiliates elected to receive their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 91.7% of Icahn Enterprises' outstanding depositary units as of December 31, 2018. In connection with these distributions, aggregate cash distributions to all depositary unitholders was $95 million during the year ended December 31, 2018.
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
Investment Segment Liquidity
During the year ended December 31, 2018, we invested approximately $1.7 billion in the Investment Funds, net of redemptions, and affiliates of Mr. Icahn (excluding us and our subsidiaries) invested $310 million in the Investment Funds. In addition to investments by us and other affiliates of Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.
Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of December 31, 2018, the Investment Funds' had a net short notional exposure of 24%. The Investment Funds' long exposure was 69% (67% long equity and 2% long credit and other) and its short exposure was 93% (88% short equity and 5% short credit and other). The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at December 31, 2018.
Of the Investment Funds' 69% long exposure, 68% was comprised of the fair value of its long positions (with certain adjustments) and 1% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds' 93% short exposure, 4% was comprised of the fair value of our short positions and 89% was comprised of short credit default swap contracts and short broad market index swap derivative contracts.
With respect to both our long positions that are not notionalized (68% long exposure) and our short positions that are not notionalized (4% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other short positions (89% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at year end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.
Other Segment Liquidity
Segment Cash and Cash Equivalents
Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	December 31,
	2018	2017
	(in millions)
Energy	$668	$482
Automotive	43	52
Food Packaging	46	16
Metals	20	24
Real Estate	39	32
Home Fashion	1	—
Mining	—	15
	$817	$621
Our Mining segment had $11 million of cash and cash equivalents included in assets held for sale as of December 31, 2018.
Segment Borrowings and Availability
Segment debt consists of the following:

	December 31,
	2018	2017
	(in millions)
Energy	$1,170	$1,166
Automotive	372	340
Food Packaging	273	273
Metals	—	1
Real Estate	2	22
Home Fashion	4	5
Mining	—	58
	$1,821	$1,865
Our Mining segment had $55 million of debt included in liabilities held for sale as of December 31, 2018.
As of December 31, 2018, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

December 31, 2018
(in millions)
Energy	$444
Automotive	90
Food Packaging	7
Metals	54
Home Fashion	26
$621
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
Subsidiary Payments for Acquisition
On January 29, 2019, CVR Energy paid $241 million, excluding payments to us, for the acquisition of the remaining common units of CVR Refining from non-controlling interests.
Consolidated Cash Flows
Our Holding Company's cash flows are generally driven by payments and proceeds associated with our senior unsecured debt obligations and payments and proceeds associated with equity transactions with Icahn Enterprises' depositary unitholders. Additionally, our Holding Company's cash flows include transactions with our Investment and other operating segments. Our Investment segment's cash flows are primarily driven by investment transactions, which are included in net cash flows from operating activities due to the nature of its business, as well as contributions to and distributions from Mr. Icahn and his affiliates (including Icahn Enterprises and Icahn Enterprises Holdings), which are included in net cash flows from financing activities. Our other operating segments' cash flows are driven by the activities and performance of each business as well as transactions with our Holding Company, as discussed below.

The following table summarizes cash flow information for Icahn Enterprises' reporting segments and our Holding Company:

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Operating Activities	Investing Activities	Financing Activities	Operating Activities	Investing Activities	Financing Activities
	(in millions)
Holding Company	$(315)	$1,724	$(97)	$(340)	$216	$422	$(209)	$245	$23
Investment	(116)	—	2,018	(1,914)	—	1,900	108	—	(552)

Other Operating Segments:
Energy	620	(100)	(334)	168	(196)	(226)	267	(201)	(95)
Automotive	(190)	(134)	315	(284)	(302)	583	6	(991)	1,033
Food Packaging	9	(25)	46	24	(57)	8	28	(22)	(3)
Metals	14	(20)	(1)	17	(29)	31	(13)	(2)	8
Real Estate	412	168	(552)	110	269	(410)	(23)	31	36
Home Fashion	3	(4)	—	(2)	(5)	5	(6)	(8)	—
Mining	4	(40)	32	8	(38)	31	—	(22)	22
Railcar	—	—	—	94	11	(222)	220	(140)	(305)
Other operating segments	872	(155)	(494)	135	(347)	(200)	479	(1,355)	696
Discontinued operations	474	(437)	(121)	691	(580)	(280)	840	(593)	(251)
Total before eliminations	915	1,132	1,306	(1,428)	(711)	1,842	1,218	(1,703)	(84)
Eliminations	—	1,458	(1,458)	—	1,124	(1,124)	—	(142)	142
Consolidated	$915	$2,590	$(152)	$(1,428)	$413	$718	$1,218	$(1,845)	$58
Eliminations
Eliminations in the table above relate to our Holding Company's transactions with our Investment and other operating segments. Our Holding Company's net (investments in) distributions from the Investments Funds are included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our Investment segment. Our Holding Company's net distributions from (investments in) our other operating segments are included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our other operating segments. In addition, our Holding Company received loan proceeds from our Railcar segment in 2016 and repaid the loan in 2017 and which is included in cash flows from financing activities for our Holding Company and cash flows from investing activities for our other operating segments.

Holding Company

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Operating Activities:
Cash payments for interest on senior unsecured notes	$(339)	$(312)	$(285)
Net cash receipts (payments) for income taxes, net of refunds	15	(17)	41
Operating transactions with subsidiaries	13	(2)	39
Other	(4)	(9)	(4)
	$(315)	$(340)	$(209)
Investing Activities:
Proceeds from sale of businesses and assets	$3,187	$1,808	$—
Payments to acquire additional interests in subsidiaries	(5)	(349)	(2)
Net (investments in) distributions from the Investment Funds	(1,708)	(1,300)	1,050
Net distributions from (investments in) other operating segments	250	56	(783)
Other	—	1	(20)
	$1,724	$216	$245
Financing Activities:
Partnership contributions	$—	$612	$1
Partnership distributions	(97)	(81)	(103)
Net debt refinancing	—	11	—
Note (repayment) proceeds from other operating segments	—	(120)	125
	$(97)	$422	$23
Increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$1,312	$298	$59
The increases in interest payments over the comparable periods are due to higher interest rates on certain of our senior unsecured notes due to certain debt refinancings in the first and fourth quarters of 2017.
Net cash receipts (payments) for income taxes, net of refunds is net of tax sharing receipts from certain of our consolidated subsidiaries aggregating $27 million, $28 million and $45 million during the years ended December 31, 2018, 2017 and 2016, respectively.
Proceeds from the sale of businesses includes proceeds from the sales of Federal-Mogul, Tropicana and ARI in 2018 and ARL in 2017 (and residual sales of ARL's remaining railcars in 2018). The cash flows with respect to each of Federal-Mogul, Tropicana and ARI are reported in discontinued operations for all periods presented and the cash proceeds from each of the sales remain with our Holding Company in continuing operations.
Payments to acquire additional interests in subsidiaries during 2018 relates to the acquisition of the remaining interests in a hotel, timeshare and casino resort property in Aruba, previously a subsidiary of Tropicana, in which we had an indirect majority controlling interest in. During 2017, we increased our ownership in Federal-Mogul and Tropicana and during 2016, we increased our ownership in Viskase.
During 2017, we received $600 million in connection with a rights offering for Icahn Enterprises depositary units as well as $12 million from our general partner in connection with the rights offering in order to maintain its aggregate 1.99% general partner interest in Icahn Enterprises.
Net (investments in) distributions from the Investment Funds, Net distributions from (investments in) other operating segments and Note (repayment) proceeds from other operating segments are eliminated in consolidation and discussed further below.

Investment Segment
Our Investment segment's cash flows from operating activities for the comparable periods were attributable to its net investment transactions.
Our Investment segment's cash flows from financing activities for the comparable periods were due to contributions from, and distributions to, our Holding Company and Mr. Icahn and his affiliates. Our Investment segment had net cash provided by financing activities of approximately $2.0 billion for the year ended December 31, 2018, which included our approximately $1.7 billion net investment in the Investment Funds as well as $310 million received from Mr. Icahn and his affiliates (excluding us). For the year ended December 31, 2017, our Investment segment had net cash provided by financing activities of $1.9 billion which included our $1.3 billion net investment in the Investment Funds as well as $600 million received from Mr. Icahn and his affiliates (excluding us). For the year ended December 31, 2016, our Investment segment had net cash used in financing activities of $552 million due to distributions paid to our Holding Company of approximately $1.1 billion, offset in part by net contributions from Mr. Icahn and his affiliates (excluding us) of $498 million.
Other Operating Segments

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Operating Activities:
Net cash flow from operating activities before changes in operating assets and liabilities	$778	$337	$327
Changes in operating assets and liabilities	102	(203)	196
Transactions with Holding Company	(8)	1	(44)
	$872	$135	$479
Investing Activities:
Capital expenditures	$(272)	$(316)	$(247)
Acquisition of businesses, net of cash acquired	(15)	(249)	(1,009)
Proceeds from sale of assets	183	175	31
Note repayment from (loan to) Holding Company	—	120	(125)
Other	(51)	(77)	(5)
	$(155)	$(347)	$(1,355)
Financing Activities:
Net debt and supply chain financing activity	$(78)	$(96)	$(15)
Distributions to non-controlling interests	(139)	(75)	(73)
Net (distributions to) contributions from Holding Company	(292)	(37)	802
Other	15	8	(18)
	$(494)	$(200)	$696
Increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$223	$(412)	$(180)
Our other operating segments' net cash flow from operating activities before changes in operating assets and liabilities were primarily attributable to our Energy segment's positive results from operations for all periods, and for 2017 and 2016, were also attributable to our Railcar segment prior to the sale of its railcar lease fleet.
Changes in operating assets and liabilities for 2018 was primarily attributable to our Real Estate segment receiving payment for its mortgage receivables relating to its 2017 sale of a development property in Las Vegas, Nevada, offset in part by changes in operating assets and liabilities for our Energy and Automotive segments. Changes in operating assets and liabilities for 2017 and 2016 were primarily attributable to our Energy segment resulting from changes in the biofuel blending obligation caused by changes in RINs prices.
Capital expenditures are primarily from our Energy, Automotive and Mining segments. For the year ended December 31, 2018, our Energy segment's capital expenditures were $102 million, primarily for maintenance, our Automotive segment's capital expenditures were $66 million, primarily for store improvements, and our Mining segment's capital expenditures were $40 million. For the years ended December 31, 2017 and 2016, our Energy segment's capital expenditures were $120 million and $133 million, respectively, our Automotive segment's capital expenditures were $86 million and $37 million, respectively, and our Mining segment's capital expenditures were $38 million and $22 million, respectively.
Acquisition of businesses, net of cash acquired, primarily relates to our Automotive segment. Our Automotive segment's acquisitions included various service businesses aggregating $15 million in 2018, the acquisitions of Precision Tune, American Driveline and various other service businesses aggregating $218 million in 2017 and its acquisitions of Pep Boys and certain other businesses aggregating $971 million in 2016. In addition, our Food Packaging segment acquired a casings manufacturer for $31 million in 2017 and had other acquisitions of $4 million in 2016, and our Energy segment acquired a nitrogen fertilizer business for common units of CVR Partners and $64 million of net cash consideration in 2016. Acquisitions of businesses, net of cash acquired in 2016 were offset by $30 million of cash held by casino properties in Atlantic City, New Jersey which we obtained a controlling equity interest in through the conversion of our prior debt investment in such casino business.
Proceeds from sale of assets are primarily due to our Real Estate segment's dispositions of certain properties in 2018 and 2017. Proceeds from sale of assets for 2016 primarily relates to our Automotive segment.
During the year ended December 31, 2017, our Railcar segment received $120 million from our Holding Company for the repayment of an intercompany loan and during the year ended December 31, 2016, our Railcar segment paid $125 million to our Holding Company for the issuance of the intercompany loan.
Distributions to non-controlling interests were from our Energy segment for the years ended December 31, 2018, 2017 and 2016, relating to its regular quarterly dividends and distributions, excluding payments made to us.
Net distributions to and contributions from our Holding Company include the dividends and distributions paid by our Energy segment of $192 million, $148 million and $142 million for the years ended December 31, 2018, 2017 and 2016, respectively, as well as by our Real Estate segment of $543 million, $374 million and $4 million, respectively, and by our Railcar segment of $0 million, $47 million and $75 million, respectively. During the year ended December 31, 2016, our Automotive segment also distributed $100 million to our Holding Company. During the years ended December 31, 2018, 2017 and 2016, our Automotive segment received funds in the form of investments from our Holding Company of $365 million, $504 million and $1,042 million, respectively, for the acquisition of businesses, investments in 767 Auto Leasing LLC and costs associated with our Automotive segment's multi-year transformation plan. Our other operating segments received funds in the form of loans and investments from our Holding Company aggregating $34 million, $28 million and $81 million during the years ended December 31, 2018, 2017 and 2016, respectively. Our Food Packaging segment also received $50 million in 2018 in connection with a rights offering, including $44 million from our Holding Company.
Discontinued Operations

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Operating Activities:
Federal-Mogul	$225	$416	$546
Tropicana	120	150	114
ARI	122	128	179
Transactions with Holding Company	7	(3)	1
	$474	$691	$840
Investing Activities:
Federal-Mogul	$(263)	$(370)	$(400)
Tropicana	(55)	(56)	(79)
ARI	(119)	(154)	(114)
	$(437)	$(580)	$(593)
Financing Activities:
Federal-Mogul	$(56)	$(35)	$(20)
Tropicana	(75)	(188)	(46)
ARI	(32)	(38)	(166)
Net contributions from (distributions to) Holding Company	42	(19)	(19)
	$(121)	$(280)	$(251)

Our cash flows from operating activities from discontinued operations was primarily due to net cash flow from operating activities before changes in operating assets and liabilities for each of Federal-Mogul, Tropicana and ARI. However, Federal-Mogul's cash flows from operating activities in 2017 compared to 2016 was also significantly impacted by changes in operating assets and liabilities primarily due to a buildup of inventory in 2017 compared to a reduction of inventory in 2016.
Our cash flows from investing activities from discontinued operations were primarily due to capital expenditures for each of Federal-Mogul, Tropicana and ARI.
Our cash flows from financing activities from discontinued operations were primarily due to net debt transactions for each of Federal-Mogul, Tropicana and ARI. In addition, ARI had aggregate quarterly dividends of $23 million, $31 million and $31 million for the years ended December 31, 2018, 2017 and 2016, respectively, of which $14 million, $19 million and $19 million were paid to us. In 2018, Federal-Mogul also received $56 million from us in connection with a certain litigation reserve.
Consolidated Capital Expenditures
Refer to Note 12, "Segment and Geographic Reporting," for a reconciliation of our segments' capital expenditures to consolidated capital expenditures for each of the years ended December 31, 2018, 2017 and 2016.
We estimate that our consolidated capital expenditures for our continuing operating businesses to be approximately $239 million for our Energy segment, a majority of which is planned for maintenance, $60 million for our Automotive segment, primarily for strategic priorities and growth, and approximately $63 million in the aggregate for all other segments.
Consolidated Contractual Commitments and Contingencies
The following table reflects, at December 31, 2018, our contractual cash obligations, subject to certain conditions, due over the indicated periods:

	2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Debt obligations	$21	$1,712	$616	$3,055	$645	$1,251	$7,300
Capital lease obligations	6	6	4	4	3	29	52
Interest payments	468	467	346	251	115	121	1,768
Pension and other post-retirement benefit plans	3	4	4	5	5	56	77
Operating lease obligations	196	175	152	134	85	235	977
Purchase obligations	139	89	78	76	75	444	901
Letters of credit	51	—	—	—	—	—	51
Total	$884	$2,453	$1,200	$3,525	$928	$2,136	$11,126
The table above excludes debt obligations of $55 million and related interest payments of $14 million relating to our Mining segment, which is classified as held for sale as of December 31, 2018.
Certain of CVR Energy's and PSC Metals' facilities are environmentally impaired. As of December 31, 2018, CVR Energy and PSC Metals have recorded environmental liabilities of $8 million and $27 million, respectively. For further discussion regarding these commitments, among others, see Note 17, “Commitments and Contingencies,” to the consolidated financial statements.
As discussed in Note 4, “Investments and Related Matters,” to the consolidated financial statements, we have contractual liabilities of $468 million related to securities sold, not yet purchased as of December 31, 2018. This amount has not been included in the table above as maturity is not subject to a contract and cannot be properly estimated.
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

Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to the consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Among others, estimates are used when accounting for valuation of investments. Estimates used in determining fair value measurements include, but are not limited to, expected future cash flow assumptions, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans, settlement plans for litigation and contingencies, and appropriate discount rates. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates.
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
On December 22, 2017, The Tax Cuts and Jobs Act (the "Tax Legislation") was enacted in the United States, significantly revising certain U.S. corporate income tax provisions; including, among other items, a reduction of the U.S. corporate rate from 35% to 21%, effective for tax year beginning after December 31, 2017; the transition of U.S. international taxation from a worldwide tax system to a territorial system; and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, (or, if greater, November 2, 2017) of a “specified foreign corporation” which includes controlled foreign corporations and other foreign corporations which have at least one U.S. corporate shareholder that owns 10% or more of the value or voting power of such foreign corporation. We estimated the impact of the Tax Legislation on our income tax provision for the year ended December 31, 2017 in accordance with our understanding of the Tax Legislation and guidance available at the date of this filing and as a result have recorded adjustments to the various tax balances, current, long-term and deferred tax assets and liabilities, all during the fourth quarter of 2017, the period in which the Tax Legislation was enacted. The actual amounts recorded in 2017 were not significantly different from the provisional amounts estimated in the prior year tax provision.
Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. For each of the three years ended December 31, 2018, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries' ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.
See Note 14, "Income Taxes," to the consolidated financial statements for further discussion regarding our income taxes.
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
Indefinite-lived intangible assets, such as goodwill and trademarks, held by our various segments are reviewed for impairment annually, or more frequently if impairment indicators exist. Goodwill impairment testing involves comparing the fair value of our reporting units to their respective carrying values. If the fair value of the reporting unit exceeds its carrying value, no impairment is necessary. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss, equal to the difference (limited to the total amount of goodwill allocated to the tested reporting unit), is recognized in accordance with U.S. GAAP. As of December 31, 2018, our consolidated goodwill was $247 million, primarily within our Automotive segment. We perform the annual goodwill impairment test for our Automotive segment as of October 1 of each year. Based on our annual goodwill impairment analysis for our Automotive segment, we determined that the carrying value of its Parts reporting unit exceeded its fair value and as a result, we recognized a goodwill impairment charge of $87 million in the fourth quarter of 2018, which represented the full amount of the remaining goodwill allocated to the Parts reporting unit. We also determined that the fair value of our Automotive segment's Service reporting unit was significantly in excess of its carrying value and therefore, no impairment is required. As of December 31, 2018, our Automotive segment had remaining goodwill of $241 million, which is allocated entirely to its Service reporting unit.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our consolidated balance sheets include substantial amounts of assets and liabilities whose fair values are subject to market risks. Our significant market risks are primarily associated with equity prices, commodity prices, interest rates and foreign currency exchange rates as discussed below.
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
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported in our consolidated balance sheets. Based on their respective balances as of December 31, 2018, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $687 million, $47 million and $1.0 billion, respectively. However, as of December 31, 2018, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our consolidated statements of operations would be less than the change in fair value since we have an investment of approximately 50% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 50% of the change in fair value. As of December 31, 2017, we estimated that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $953 million, $102 million and $1.0 billion, respectively and as of December 31, 2017, our investment in the Investment Funds was 41%.
Holding Company
The carrying values of investments subject to equity price risks are based on quoted market prices or management's estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuations in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
Based on sensitivity analysis for our equity price risks as of December 31, 2018, the effect of a hypothetical 10% adverse change in market prices would result in loss of approximately $131 million for our Holding Company. As of December 31, 2017, such hypothetical loss was approximately $38 million, with the difference reflecting our acquired investment in Tenneco Inc. during 2018 as well as a positive change in the historical price of other investments held by our Holding Company during 2018. The selected hypothetical change does not reflect what could be considered the best- or worst-case scenarios as results could be far worse due to the nature of equity markets.
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
Our Energy segment's petroleum business uses a crude oil purchasing intermediary, Vitol, to purchase the majority of its non-gathered crude oil inventory for the refineries, which allows it to take title to and price its crude oil at locations in close proximity to the refineries, as opposed to the crude oil origination point, reducing its risk associated with volatile commodity prices by shortening the commodity conversion cycle time. The commodity conversion cycle time refers to the time elapsed between raw material acquisition and the sale of finished goods. In addition, the petroleum business seeks to reduce the variability of commodity price exposure by engaging in hedging strategies and transactions that will serve to protect gross margins as forecasted in the annual operating plan. With regard to its hedging activities, CVR Refining may enter into, or has entered into, derivative instruments which serve to: lock in or fix a percentage of the anticipated or planned gross margin in future periods when the derivative market offers commodity spreads that generate positive cash flows; hedge the value of inventories in excess of minimum required inventories; and manage existing derivative positions related to a change in anticipated operations and market conditions.
Interest Rate Risk
Our predominant exposure to interest rate risk is related to our Automotive and Food Packaging segments.

Automotive
Our Automotive segment has variable rate debt with a principal amount outstanding of $370 million as of December 31, 2018. A 1.0% increase in interest rates would increase interest expense by approximately $4 million on an annualized basis, thus decreasing net income by the same amount. Additionally, as of December 31, 2018, our Automotive segment has additional borrowing availability subject to variable interest rates of $90 million, which if outstanding, would increase our Automotive segment's exposure to changes in interest rates.
Food Packaging
Our Food Packaging segment has variable rate debt with a principal amount outstanding of $264 million as of December 31, 2018. A 1.0% increase in interest rates would increase interest expense by approximately $3 million on an annualized basis, thus decreasing net income by the same amount. Additionally, as of December 31, 2018, our Food Packaging segment has additional borrowing availability subject to variable interest rates of $7 million, which if outstanding, would increase our Food Packaging segment's exposure to changes in interest rates.
Foreign Currency Exchange Rate Risk
Certain of our subsidiaries, operate in foreign jurisdictions and we transact business in foreign currencies. In addition, we may hold investments in common stocks of major multinational companies who have significant foreign business and foreign currency risk of their own. Our net assets subject to financial statement translation into U.S. Dollars are primarily in our Food Packaging segment.
Food Packaging
Viskase has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which they operate. At December 31, 2018, Viskase's most significant foreign currency exposures were Euro, Mexican peso, Polish zloty, Brazilian real and Philippine peso.
Viskase is exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect Viskase's financial condition.
Viskase recorded translation (losses) gains in accumulated other comprehensive loss of $(5) million and $6 million for the years ended December 31, 2018 and 2017, respectively, and recorded translation (losses) gains in earnings of $(5) million and $2 million for the years ended December 31, 2018 and 2017, respectively.
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
Compliance Program Price Risk
As a producer of transportation fuels from petroleum, CVR Refining is required to blend biofuels into the product it produces or to purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA. CVR Refining is exposed to market risk related to volatility in the price of RINs needed to comply with the Renewable Fuel Standards. To mitigate the impact of this risk on our Energy segment's results of operations and cash flows, CVR Refining purchased RINs when prices are deemed favorable. See Note 17, "Commitments and Contingencies," to the consolidated financial statements for further discussion about compliance with the Renewable Fuel Standards.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners
Icahn Enterprises L.P.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2019 expressed an unqualified opinion.
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
March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners
Icahn Enterprises Holdings L.P.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Icahn Enterprises Holdings L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
New York, New York
March 1, 2019

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$2,656	$1,164
Cash held at consolidated affiliated partnerships and restricted cash	2,682	747
Investments	8,337	10,015
Due from brokers	664	506
Accounts receivable, net	474	473
Inventories, net	1,779	1,730
Property, plant and equipment, net	4,703	5,186
Goodwill	247	327
Intangible assets, net	501	544
Assets held for sale	333	10,263
Other assets	1,020	846
Total Assets	$23,396	$31,801
LIABILITIES AND EQUITY
Accounts payable	$832	$980
Accrued expenses and other liabilities	900	984
Deferred tax liability	676	732
Unrealized loss on derivative contracts	36	1,275
Securities sold, not yet purchased, at fair value	468	1,023
Due to brokers	141	1,057
Liabilities held for sale	112	7,010
Debt	7,326	7,372
Total liabilities	10,491	20,433

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 191,366,097 and 173,564,307 units issued and outstanding at December 31, 2018 and 2017, respectively	7,319	5,341
General partner	(790)	(235)
Equity attributable to Icahn Enterprises	6,529	5,106
Equity attributable to non-controlling interests	6,376	6,262
Total equity	12,905	11,368
Total Liabilities and Equity	$23,396	$31,801

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Net sales	$10,576	$9,306	$7,740
Other revenues from operations	647	743	840
Net gain (loss) from investment activities	322	302	(1,373)
Interest and dividend income	148	127	124
Gain on disposition of assets, net	84	2,163	6
Other (loss) income, net	—	(22)	42
	11,777	12,619	7,379
Expenses:
Cost of goods sold	8,947	8,258	6,837
Other expenses from operations	529	518	631
Selling, general and administrative	1,386	1,269	1,001
Restructuring	21	4	5
Impairment	92	87	586
Interest expense	524	655	692
	11,499	10,791	9,752
Income (loss) from continuing operations before income tax benefit	278	1,828	(2,373)
Income tax benefit	4	529	88
Income (loss) from continuing operations	282	2,357	(2,285)
Income from discontinued operations	1,764	234	65
Net income (loss)	2,046	2,591	(2,220)
Less: net income (loss) attributable to non-controlling interests	539	161	(1,092)
Net income (loss) attributable to Icahn Enterprises	$1,507	$2,430	$(1,128)

Net (loss) income attributable to Icahn Enterprises from:
Continuing operations	$(213)	$2,273	$(1,127)
Discontinued operations	1,720	157	(1)
	$1,507	$2,430	$(1,128)
Net income (loss) attributable to Icahn Enterprises allocated to:
Limited partners	$2,063	$2,382	$(1,106)
General partner	(556)	48	(22)
	$1,507	$2,430	$(1,128)
Basic and diluted income (loss) per LP unit:
Continuing operations	$(1.16)	$13.84	$(8.07)
Discontinued operations	12.62	0.96	0.00
	$11.46	$14.80	$(8.07)
Basic and diluted weighted average LP units outstanding	180	161	137
Cash distributions declared per LP unit	$7.00	$6.00	$6.00

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2018	2017	2016

Net income (loss)	$2,046	$2,591	$(2,220)
Other comprehensive (loss) income, net of tax:
Post-retirement benefits	21	50	18
Hedge instruments	(3)	(1)	3
Translation adjustments and other	(86)	124	(148)
Other comprehensive (loss) income, net of tax	(68)	173	(127)
Comprehensive income (loss)	1,978	2,764	(2,347)
Less: Comprehensive income (loss) attributable to non-controlling interests	532	177	(1,112)
Comprehensive income (loss) attributable to Icahn Enterprises	$1,446	$2,587	$(1,235)

Comprehensive income (loss) attributable to Icahn Enterprises allocated to:
Limited partners	$2,003	$2,536	$(1,210)
General partner	(557)	51	(25)
	$1,446	$2,587	$(1,235)

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	$(257)	$4,244	$3,987	$6,046	$10,033
Net loss	(22)	(1,106)	(1,128)	(1,092)	(2,220)
Other comprehensive loss	(3)	(104)	(107)	(20)	(127)
Partnership distributions	(2)	(101)	(103)	—	(103)
Partnership contribution	1	—	1	—	1
Investment segment contributions	—	—	—	505	505
Investment segment distributions	—	—	—	(7)	(7)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(86)	(86)
LP unit issuance	—	35	35	—	35
Changes in subsidiary equity and other	(11)	(520)	(531)	517	(14)
Balance, December 31, 2016	(294)	2,448	2,154	5,863	8,017
Net income	48	2,382	2,430	161	2,591
Other comprehensive income	3	154	157	16	173
Partnership distributions	(2)	(79)	(81)	—	(81)
Partnership contributions	12	600	612	—	612
Investment segment contributions	—	—	—	600	600
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(92)	(92)
Cumulative effect adjustment from adoption of accounting principal	(1)	(46)	(47)	—	(47)
Changes in subsidiary equity and other	(1)	(118)	(119)	(286)	(405)
Balance, December 31, 2017	(235)	5,341	5,106	6,262	11,368
Net (loss) income	(556)	2,063	1,507	539	2,046
Other comprehensive loss	(1)	(60)	(61)	(7)	(68)
Partnership distributions	(2)	(95)	(97)	—	(97)
Investment segment contributions	—	—	—	310	310
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(153)	(153)
Cumulative effect adjustment from adoption of accounting principal	(1)	(28)	(29)	—	(29)
Changes in subsidiary equity and other	5	98	103	(575)	(472)
Balance, December 31, 2018	$(790)	$7,319	$6,529	$6,376	$12,905

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$2,046	$2,591	$(2,220)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations	(1,764)	(234)	(65)
Net loss (gain) from securities transactions	476	(2,273)	(266)
Purchases of securities	(4,810)	(781)	(2,059)
Proceeds from sales of securities	6,763	2,413	7,630
Purchases to cover securities sold, not yet purchased	(1,083)	(1,078)	(361)
Proceeds from securities sold, not yet purchased	1,077	1,222	616
Changes in receivables and payables relating to securities transactions	(1,195)	(1,704)	(4,828)
Gain on disposition of assets, net	(84)	(2,163)	(6)
Depreciation and amortization	447	474	526
Impairment	92	87	586
Deferred taxes	(19)	(557)	(134)
Other, net	123	(27)	58
Changes in operating assets and liabilities:
Accounts receivable, net	45	(72)	(58)
Inventories, net	(86)	(185)	(86)
Other assets	(208)	20	315
Accounts payable	(61)	132	28
Unrealized loss on derivative contracts	(1,239)	136	1,106
Accrued expenses and other liabilities	(84)	(123)	(403)
Net cash provided by (used in) operating activities from continuing operations	436	(2,122)	379
Net cash provided by operating activities from discontinued operations	479	694	839
Net cash provided by (used in) operating activities	915	(1,428)	1,218
Cash flows from investing activities:
Capital expenditures	(272)	(316)	(247)
Acquisition of businesses, net of cash acquired	(15)	(249)	(1,009)
Purchase of additional interests in consolidated subsidiaries	(5)	(349)	(2)
Proceeds from disposition of businesses and assets	3,370	1,983	31
Other, net	(51)	(76)	(25)
Net cash provided by (used in) investing activities from continuing operations	3,027	993	(1,252)
Net cash used in investing activities from discontinued operations	(437)	(580)	(593)
Net cash provided by (used in) investing activities	2,590	413	(1,845)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	310	600	505
Investment segment distributions from non-controlling interests	—	—	(7)
Partnership contributions	—	612	1
Partnership distributions	(97)	(81)	(103)
Proceeds from subsidiary equity offerings	6	—	—
Dividends and distributions to non-controlling interests in subsidiaries	(139)	(75)	(73)
Proceeds from Holding Company senior unsecured notes	—	2,470	—
Repayments of Holding Company senior unsecured notes	—	(2,450)	—
Proceeds from subsidiary borrowings	1,268	1,334	1,908
Repayments of subsidiary borrowings	(1,346)	(1,430)	(1,923)
Other, net	9	(1)	(18)
Net cash provided by financing activities from continuing operations	11	979	290
Net cash used in financing activities from discontinued operations	(163)	(261)	(232)
Net cash (used in) provided by financing activities	(152)	718	58
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(7)	3	—
Add back change in cash and restricted cash of assets held for sale	81	321	(165)
Net increase (decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	3,427	27	(734)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	1,911	1,884	2,618
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$5,338	$1,911	$1,884
See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$2,656	$1,164
Cash held at consolidated affiliated partnerships and restricted cash	2,682	747
Investments	8,337	10,015
Due from brokers	664	506
Accounts receivable, net	474	473
Inventories, net	1,779	1,730
Property, plant and equipment, net	4,703	5,186
Goodwill	247	327
Intangible assets, net	501	544
Assets held for sale	333	10,263
Other assets	1,052	878
Total Assets	$23,428	$31,833
LIABILITIES AND EQUITY
Accounts payable	$832	$980
Accrued expenses and other liabilities	900	984
Deferred tax liability	676	732
Unrealized loss on derivative contracts	36	1,275
Securities sold, not yet purchased, at fair value	468	1,023
Due to brokers	141	1,057
Liabilities held for sale	112	7,010
Debt	7,330	7,377
Total liabilities	10,495	20,438

Commitments and contingencies (Note 17)

Equity:
Limited partner	7,421	5,420
General partner	(864)	(287)
Equity attributable to Icahn Enterprises Holdings	6,557	5,133
Equity attributable to non-controlling interests	6,376	6,262
Total equity	12,933	11,395
Total Liabilities and Equity	$23,428	$31,833

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Net sales	$10,576	$9,306	$7,740
Other revenues from operations	647	743	840
Net gain (loss) from investment activities	322	302	(1,373)
Interest and dividend income	148	127	124
Gain on disposition of assets, net	84	2,163	6
Other (loss) income, net	—	(21)	42
	11,777	12,620	7,379
Expenses:
Cost of goods sold	8,947	8,258	6,837
Other expenses from operations	529	518	631
Selling, general and administrative	1,386	1,269	1,001
Restructuring	21	4	5
Impairment	92	87	586
Interest expense	523	654	691
	11,498	10,790	9,751
Income (loss) from continuing operations before income tax benefit	279	1,830	(2,372)
Income tax benefit	4	529	88
Income (loss) from continuing operations	283	2,359	(2,284)
Income from discontinued operations	1,764	234	65
Net income (loss)	2,047	2,593	(2,219)
Less: net income (loss) attributable to non-controlling interests	539	161	(1,092)
Net income (loss) attributable to Icahn Enterprises Holdings	$1,508	$2,432	$(1,127)

Net income (loss) attributable to Icahn Enterprises Holdings from:
Continuing operations	$(212)	$2,275	$(1,126)
Discontinued operations	1,720	157	(1)
	$1,508	$2,432	$(1,127)
Net income (loss) attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$2,085	$2,408	$(1,116)
General partner	(577)	24	(11)
	$1,508	$2,432	$(1,127)

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2018	2017	2016

Net income (loss)	$2,047	$2,593	$(2,219)
Other comprehensive (loss) income, net of tax:
Post-retirement benefits	21	50	18
Hedge instruments	(3)	(1)	3
Translation adjustments and other	(86)	124	(148)
Other comprehensive (loss) income, net of tax	(68)	173	(127)
Comprehensive income (loss)	1,979	2,766	(2,346)
Less: Comprehensive income (loss) attributable to non-controlling interests	532	177	(1,112)
Comprehensive income (loss) attributable to Icahn Enterprises Holdings	$1,447	$2,589	$(1,234)

Comprehensive income (loss) attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$2,025	$2,563	$(1,222)
General partner	(578)	26	(12)
	$1,447	$2,589	$(1,234)

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	$(299)	$4,310	$4,011	$6,046	$10,057
Net loss	(11)	(1,116)	(1,127)	(1,092)	(2,219)
Other comprehensive loss	(1)	(106)	(107)	(20)	(127)
Partnership distributions	(1)	(102)	(103)	—	(103)
Partnership contribution	1	—	1	—	1
Investment segment contributions	—	—	—	505	505
Investment segment distributions	—	—	—	(7)	(7)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(86)	(86)
LP unit issuance	—	35	35	—	35
Changes in subsidiary equity and other	(6)	(525)	(531)	517	(14)
Balance, December 31, 2016	(317)	2,496	2,179	5,863	8,042
Net income	24	2,408	2,432	161	2,593
Other comprehensive income	2	155	157	16	173
Partnership distributions	(1)	(80)	(81)	—	(81)
Partnership contributions	6	606	612	—	612
Investment segment contributions	—	—	—	600	600
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(92)	(92)
Cumulative effect adjustment from adoption of accounting principal	—	(47)	(47)	—	(47)
Changes in subsidiary equity and other	(1)	(118)	(119)	(286)	(405)
Balance, December 31, 2017	(287)	5,420	5,133	6,262	11,395
Net (loss) income	(577)	2,085	1,508	539	2,047
Other comprehensive loss	(1)	(60)	(61)	(7)	(68)
Partnership distributions	(1)	(96)	(97)	—	(97)
Investment segment contributions	—	—	—	310	310
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(153)	(153)
Cumulative effect adjustment from adoption of accounting principal	—	(29)	(29)	—	(29)
Changes in subsidiary equity and other	2	101	103	(575)	(472)
Balance, December 31, 2018	$(864)	$7,421	$6,557	$6,376	$12,933

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$2,047	$2,593	$(2,219)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations	(1,764)	(234)	(65)
Net loss (gain) from securities transactions	476	(2,273)	(266)
Purchases of securities	(4,810)	(781)	(2,059)
Proceeds from sales of securities	6,763	2,413	7,630
Purchases to cover securities sold, not yet purchased	(1,083)	(1,078)	(361)
Proceeds from securities sold, not yet purchased	1,077	1,222	616
Changes in receivables and payables relating to securities transactions	(1,195)	(1,704)	(4,828)
Gain on disposition of assets, net	(84)	(2,163)	(6)
Depreciation and amortization	447	474	526
Impairment	92	87	586
Deferred taxes	(19)	(557)	(134)
Other, net	122	(29)	57
Changes in operating assets and liabilities
Accounts receivable, net	45	(72)	(58)
Inventories, net	(86)	(185)	(86)
Other assets	(208)	20	315
Accounts payable	(61)	132	28
Unrealized loss on derivative contracts	(1,239)	136	1,106
Accrued expenses and other liabilities	(84)	(123)	(403)
Net cash provided by (used in) operating activities from continuing operations	436	(2,122)	379
Net cash provided by operating activities from discontinued operations	479	694	839
Net cash provided by (used in) operating activities	915	(1,428)	1,218
Cash flows from investing activities:
Capital expenditures	(272)	(316)	(247)
Acquisition of businesses, net of cash acquired	(15)	(249)	(1,009)
Purchase of additional interests in consolidated subsidiaries	(5)	(349)	(2)
Proceeds from disposition of businesses and assets	3,370	1,983	31
Other, net	(51)	(76)	(25)
Net cash provided by (used in) investing activities from continuing operations	3,027	993	(1,252)
Net cash used in investing activities from discontinued operations	(437)	(580)	(593)
Net cash provided by (used in) investing activities	2,590	413	(1,845)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	310	600	505
Investment segment distributions from non-controlling interests	—	—	(7)
Partnership contributions	—	612	1
Partnership distributions	(97)	(81)	(103)
Proceeds from subsidiary equity offerings	6	—	—
Dividends and distributions to non-controlling interests in subsidiaries	(139)	(75)	(73)
Proceeds from Holding Company senior unsecured notes	—	2,470	—
Repayments of Holding Company senior unsecured notes	—	(2,450)	—
Proceeds from subsidiary borrowings	1,268	1,334	1,908
Repayments of subsidiary borrowings	(1,346)	(1,430)	(1,923)
Other, net	9	(1)	(18)
Net cash provided by financing activities from continuing operations	11	979	290
Net cash used in financing activities from discontinued operations	(163)	(261)	(232)
Net cash (used in) provided by financing activities	(152)	718	58
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(7)	3	—
Add back change in cash and restricted cash of assets held for sale	81	321	(165)
Net increase (decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	3,427	27	(734)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	1,911	1,884	2,618
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$5,338	$1,911	$1,884
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. ("Icahn Enterprises GP"), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2018. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 91.7% of Icahn Enterprises' outstanding depositary units as of December 31, 2018.
Description of Operating Businesses
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate, Home Fashion and Mining. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with our Holding Company. Our historical results also report the results of our Railcar segment through the date we sold our last remaining railcars on lease, which occurred in the third quarter of 2018. See Note 12, "Segment and Geographic Reporting," for a reconciliation of each of our reporting segment's results of operations to our consolidated results. Certain additional information with respect to our segments are discussed below.
Investment
Our Investment segment is comprised of various private investment funds ("Investment Funds") in which we have general partner interests and through which we invest our proprietary capital. We and certain of Mr. Icahn's wholly-owned affiliates are the only investors in the Investment Funds. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair market value of approximately $5.1 billion and $3.0 billion as of December 31, 2018 and 2017, respectively.
Energy
We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. ("CVR Energy"). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its holdings in CVR Refining, LP ("CVR Refining") and CVR Partners, LP ("CVR Partners"), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia.
CVR Energy has a general partner interest in CVR Refining and CVR Partners and also owns approximately 80.6% of the outstanding common units of CVR Refining and 34.4% of the outstanding common units of CVR Partners as of December 31, 2018. On August 1, 2018, CVR Energy completed an exchange offer whereby CVR Refining's public unitholders tendered a total of 21,625,106 common units of CVR Refining in exchange for 13,699,549 shares of CVR Energy common stock. In connection with this transaction, our equity attributable to Icahn Enterprises and Icahn Enterprises holdings increased by $99 million.
As of December 31, 2018, we owned approximately 70.8% of the total outstanding common stock of CVR Energy. In addition, as of December 31, 2018, we directly owned approximately 3.9% of the total outstanding common units of CVR Refining.
On January 29, 2019, CVR Energy, pursuant to the exercise of its right to purchase all of the issued and outstanding common units in CVR Refining, purchased the remaining common units of CVR Refining not already owned by CVR Energy, including the purchase of CVR Refining common units owned directly by us. As a result, as of January 29, 2019, CVR Energy

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

owns all of the common units of CVR Refining and we no longer have any direct ownership in CVR Refining. In addition, the common units of CVR Refining have subsequently ceased to be publicly traded or listed on the New York Stock Exchange any other national securities exchange. The remaining common units of CVR Refining acquired in this transaction were purchased for $241 million, excluding the amount paid by CVR Energy to us for the common units of CVR Refining directly owned by us.
During 2016, CVR Partners acquired a nitrogen fertilizer business for total purchase price consideration which included the issuance of common units of CVR Partners with a fair value of $335 million, cash paid of $99 million and debt assumed with a fair value of $368 million.
Automotive
We conduct our Automotive segment through our wholly-owned subsidiary, Icahn Automotive Group LLC ("Icahn Automotive"). Icahn Automotive is engaged in the retail and wholesale distribution of automotive parts in the aftermarket as well as providing automotive repair and maintenance services to its customers. Icahn Automotive is the parent company of various automotive businesses acquired in recent years, including The Pep Boys - Manny, Moe & Jack ("Pep Boys") and the franchise businesses of Precision Tune Auto Care ("Precision Tune") and American Driveline Systems, the franchisor of AAMCO and Cottman Transmission service centers ("American Driveline"). Precision Tune and American Driveline were acquired in 2017 for an aggregate purchase price of $162 million. Pep Boys was acquired in 2016 for aggregate consideration of approximately $1.2 billion.
Food Packaging
We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. ("Viskase"). During January 2018, Viskase received $50 million in connection with its common stock rights offering. In connection with this rights offering, we fully exercised our subscription rights under our basic and over subscription privileges to purchase additional shares of Viskase common stock, thereby increasing our ownership of Viskase from 74.6% to 78.6%, for an aggregate additional investment of $44 million.
Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products.
Metals
We conduct our Metals segment through our indirect wholly-owned subsidiary, PSC Metals LLC (“PSC Metals”). PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers.
Real Estate
Our Real Estate operations consist primarily of rental real estate, property development and associated club activities. Our rental real estate operations consist primarily of office and industrial properties leased to single corporate tenants. Our property development operations are run primarily through a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development. Our property development locations also operate golf and club operations. In addition, our Real Estate operations also includes a hotel, timeshare and casino resort property in Aruba as well as a casino property in Atlantic City, New Jersey, which ceased operations in 2014 prior to our obtaining control of the property.
During 2018, our Real Estate segment sold two commercial rental properties for aggregate proceeds of $179 million, resulting in aggregate pretax gain on disposition of assets of $89 million.
In August 2017, our Real Estate segment sold a development property in Las Vegas, Nevada for $600 million, resulting in a pretax gain on disposition of assets of $456 million. The transaction included cash proceeds from the sale of $225 million and two tranches of seller financing totaling $375 million (including a $345 million first-lien mortgage and a $30 million second-lien mortgage). The seller financing receivables, plus accrued and unpaid interest receivable, are included in other assets in our consolidated balance sheet as of December 31, 2017 and were received in full during 2018.
Home Fashion
We conduct our Home Fashion segment through our wholly-owned subsidiary, WestPoint Home LLC (“WPH”). WPH's business consists of manufacturing, sourcing, marketing, distributing and selling home fashion consumer products.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mining
We conduct our Mining segment through our majority owned subsidiary, Ferrous Resources Ltd. ("Ferrous Resources"). As of December 31, 2018, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources. Ferrous Resources acquired certain rights to iron ore mineral resources in Brazil and develops mining operations and related infrastructure to produce and sell iron ore products to the global steel industry.
On December 5, 2018, we announced a definitive agreement to sell Ferrous Resources for total consideration of $550 million. The transaction is expected to close in the first half of 2019. This transaction met all the criteria to be classified as held for sale on December 5, 2018 upon execution of the definitive agreement.
Railcar
We conducted our Railcar segment through our wholly-owned subsidiary, American Railcar Leasing, LLC ("ARL"). ARL operated a leasing business consisting of purchased railcars leased to third parties under operating leases.
During 2017, we sold ARL and a majority of its railcar lease fleet for aggregate cash consideration of approximately $1.8 billion and reassigned the debt of ARL to the purchaser. During 2018, we sold all remaining railcars of ARL not previously sold for additional cash consideration of $17 million. In connection with these transactions, we recorded a pretax gain on disposition of assets of approximately $1.7 billion in 2017 and an additional pretax gain of $5 million in 2018.
As a result of the sale of all remaining railcars, as of December 31, 2018, our business no longer includes an active Railcar segment.
Description of Discontinued Operating Businesses
As of December 31, 2018, we also report discontinued operations previously reported in our Automotive and Railcar segments and former Gaming segment as discussed below. In addition, see Note 13, "Discontinued Operations," for additional information with respect to our discontinued operating businesses.
Automotive
Our discontinued Automotive operations consists of our previously wholly-owned subsidiary, Federal-Mogul LLC ("Federal-Mogul"). During January 2017, we increased our ownership in Federal-Mogul from 82.0% to 100% for an aggregate purchase price of $305 million.
On October 1, 2018, we closed on the previously announced sale of Federal-Mogul to Tenneco Inc. ("Tenneco"). In connection with the sale, we received $800 million in cash and approximately 29.5 million shares of Tenneco common stock, of which approximately 23.8 million shares are non-voting shares that will convert to voting shares if and when sold. The remaining approximately 5.7 million voting shares received by us represents approximately 9.9% of the aggregate voting interest in Tenneco. There are restrictions on how many shares of Tenneco common stock that can be sold by us within the first 150 days after the closing of the sale. The voting and non-voting shares of Tenneco common stock have the same economic value. As of October 1, 2018, the approximately 29.5 million voting and non-voting shares of Tenneco common stock had a fair market value of approximately $1.2 billion, which our Holding Company will hold and record as a Level 1 investment measured at fair value on a recurring basis. In addition, Federal-Mogul's outstanding debt was assumed by Tenneco.
As a result of the sale of Federal-Mogul, we recorded a pretax gain on sale of discontinued operations attributable to Icahn Enterprises of $251 million in the fourth quarter of 2018.
Gaming
Our discontinued Gaming operations consists of our previous majority ownership in Tropicana Entertainment Inc. ("Tropicana") and the Trump Taj Mahal Casino Resort ("Taj Mahal"). In August 2017, we increased our ownership in Tropicana from 72.5% to 83.9% through a tender offer for additional shares of Tropicana common stock not already owned by us for an aggregate purchase price of $95 million. In addition, Tropicana repurchased and retired shares of its common stock in connection with this tender offer for an aggregate purchase price of $36 million. Taj Mahal closed in October 2016 and was subsequently sold on March 31, 2017.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the sale of Tropicana, we recorded a pretax gain on sale of discontinued operations attributable to Icahn Enterprises of $779 million in the fourth quarter of 2018.
Railcar
Our discontinued Railcar operations consists of our previous majority ownership in American Railcar Industries, Inc. ("ARI"). On December 5, 2018, we closed on the previously announced sale of ARI for aggregate cash consideration of $831 million.
As a result of the sale of ARI, we recorded a pretax gain on sale of discontinued operations attributable to Icahn Enterprises of $400 million in the fourth quarter of 2018.

2.	Basis of Presentation and Summary of Significant Accounting Policies.
The audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Therefore, no more than 40% of our total assets can be invested in investment securities, as such term is defined in the Investment Company Act. In addition, we do not invest or intend to invest in securities as our primary business. We intend to structure our investments to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code, as amended.
Events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in our inadvertently becoming an investment company that is required to register under the Investment Company Act. Our recent sales of Federal-Mogul, Tropicana and ARI did not result in our being considered an investment company. However, additional transactions involving the sale of certain assets could result in our being considered an investment company. Following such events or transactions, an exemption under the Investment Company Act would provide us up to one year to take steps to avoid becoming classified as an investment company. We expect to take steps to avoid becoming classified as an investment company, but no assurance can be made that we will successfully be able to take the steps necessary to avoid becoming classified as an investment company.
Principles of Consolidation
As of December 31, 2018, our consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to variable interest entities ("VIEs") in which we are the primary beneficiary. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights, which are the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners, held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs.
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
In accordance with U.S. GAAP, we classify operations as discontinued when they meet all the criteria to be classified as held for sale and when the sale represents a strategic shift that will have a major impact on our financial condition and results of operations.

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
Reclassifications
In connection with our adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-18, Restricted Cash, as discussed below, our net cash provided by operating activities for the years ended December 31, 2017 and 2016 was decreased by $19 million and $446 million, respectively.
In connection with our adoption of FASB ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as discussed below, we decreased our selling, general and administrative costs by $4 million and $4 million and decreased other income, net by $4 million and $4 million for the years ended December 31, 2017 and 2016, respectively.
Certain reclassifications have been made within the consolidated statements of operations to include gain (loss) on derivatives within cost of goods sold for our Energy segment. Prior year balances have been reclassified to conform to the current year presentation. The reclassifications of losses on derivatives from other income, net to costs of goods sold were $70 million and $19 million for the years ended December 31, 2017 and 2016, respectively. These reclassifications did not have an impact on previously reported net income.
We have recasted certain historical results for discontinued operations, which we disclose in Note 13, "Discontinued Operations." In addition, certain other reclassifications from the prior year presentation have been made to conform to the current year presentation, which did not have an impact on previously reported net income and equity and are not deemed material.
Consolidated Variable Interest Entities
The following is a discussion of variable interest entities in which we are deemed to be the primary beneficiary and in which we therefore consolidate. In addition, as discussed in Note 3, "Related Party Transactions," we have a variable interest in an entity in which we are not the primary beneficiary and therefore we do not consolidate.
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
The following table includes balances of assets and liabilities of VIE's included in Icahn Enterprises Holdings' consolidated balance sheets.

	December 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$415	$223
Cash held at consolidated affiliated partnerships and restricted cash	2,648	734
Investments	6,951	9,615
Due from brokers	664	506
Property, plant and equipment, net	3,027	3,185
Inventories, net	380	369
Intangible assets, net	278	298
Other assets	863	267
Accounts payable, accrued expenses and other liabilities	516	1,815
Securities sold, not yet purchased, at fair value	468	1,023
Due to brokers	141	1,057
Debt	1,170	1,166

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
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our debt as of December 31, 2018 was approximately $7.3 billion and $7.3 billion, respectively. The carrying value and estimated fair value of our debt as of December 31, 2017 was approximately $7.4 billion and $7.6 billion, respectively.
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
Cash Flow
Cash and cash equivalents and restricted cash and restricted cash equivalents in our consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.
Cash and Cash Equivalents
We consider short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents.
Cash Held at Consolidated Affiliated Partnerships and Restricted Cash
Our cash held at consolidated affiliated partnerships balance was $2,648 million and $192 million as of December 31, 2018 and December 31, 2017, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, is not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.
Our restricted cash balance was $34 million and $555 million as of December 31, 2018 and December 31, 2017, respectively. Restricted cash includes, but is not limited to, our Investment segment's cash pledged and held for margin requirements on derivative transactions.
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
Investments held by the Investment segment are carried at fair value. Our Investment segment applies the fair value option to those investments that are otherwise subject to the equity method.
Valuation of Investments. Securities of the Investment Funds that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. Securities and other instruments for which market quotes are not readily available are valued at fair value as determined in good faith by the Investment Funds.
Foreign Currency Transactions. The books and records of the Investment Funds are maintained in U.S. dollars. Assets and liabilities denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Transactions during the period denominated in currencies other than U.S. dollars are translated at the rate of exchange applicable on the date of the transaction. Foreign currency translation gains and losses are recorded in the consolidated statements of operations. The Investment Funds do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in the market prices of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities. Such fluctuations are reflected in net gain (loss) from investment activities in the consolidated statements of operations.
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
Other Segments and Holding Company
Investments in equity and debt securities are carried at fair value with the unrealized gains or losses reflected in the consolidated statements of operations. For purposes of determining gains and losses, the cost of securities is based on specific identification. Dividend income is recorded when declared and interest income is recognized when earned.
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
Derivatives
From time to time, our subsidiaries enter into derivative contracts, including purchased and written option contracts, swap contracts, futures contracts and forward contracts. U.S. GAAP requires recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of accumulated other comprehensive loss and subsequently recognized in earnings when the hedged item affects earnings. The change in fair value of the ineffective portion of a financial instrument, determined using the hypothetical derivative method, is recognized in earnings immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in earnings. Cash flows related to hedging activities are included in the operating section of the consolidated statements of cash flows. For further information regarding our derivative contracts, see Note 6, “Financial Instruments."
Accounts Receivable, Net
Accounts receivable, net consists of trade receivables from customers, including contract assets when we have an unconditional right to receive consideration. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of our customers, and an evaluation of the impact of economic conditions. Our allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves based on historical experience.

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
Automotive, Food Packaging, and Home Fashion
Our Automotive, Food Packaging and Home Fashion segment inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out basis method ("FIFO"), except for our Automotive segment, which also utilizes weighted-average cost and the last-in, first-out method for certain of its subsidiaries. Inventory recorded using the last-in, first-out method was $846 million and $900 million as of December 31, 2018 and 2017, respectively, all of which relates to finished goods. The cost of manufactured goods includes the cost of direct materials, labor and manufacturing overhead. Our Automotive, Food Packaging and Home Fashion segments reserve for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.
Metals
Our Metals segment inventories are stated at the lower of cost or market. Cost is determined using the average cost method. The production and accounting process utilized by our Metals segment to record recycled metals inventory quantities relies on significant estimates. Our Metals segment relies upon perpetual inventory records that utilize estimated recoveries and yields that are based upon historical trends and periodic tests for certain unprocessed metal commodities. Over time, these estimates are reasonably good indicators of what is ultimately produced; however, actual recoveries and yields can vary depending on product quality, moisture content and source of the unprocessed metal. To assist in validating the reasonableness of the estimates, our Metals segment performs periodic physical inventories which involve the use of estimation techniques. Physical inventories may detect significant variations in volume, but because of variations in product density and production processes utilized to manufacture the product, physical inventories will not generally detect smaller variations. To help mitigate this risk, our Metals segment adjusts its physical inventories when the volume of a commodity is low and a physical inventory can more accurately estimate the remaining volume.
Mining
Our Mining segment inventories are valued at the lower of cost or market. Cost includes all costs incurred in the normal course of business in bringing each product to its present location and condition, including direct materials and direct labor costs, and an allocation of production overheads based on normal production capacity. Cost is calculated using weighted average unit cost.
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
For the years ended December 31, 2018, 2017, and 2016, our Energy segment recorded an aggregate of $10 million, $83 million and $38 million, respectively, in turnaround expenses related to its refineries and nitrogen fertilizer plants.
Mining
The costs of acquiring mineral reserves and resources for our Mining segment are capitalized in the consolidated balance sheets as incurred. Capitalized mineral reserves and mine development expenditures are, upon commencement of commercial production, depreciated using a unit of production method based on the estimated economically recoverable reserves to which they relate, or are written off if abandoned.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets primarily include trademarks and brand names acquired in acquisitions. For a complete discussion of the impairment of goodwill and indefinite-lived intangible assets related to our various segments, see Note 8, “Goodwill and Intangible Assets, Net.”
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
Pension and Other Post-Retirement Benefit Plan Obligations
Post-retirement benefit liabilities were $77 million and $80 million as of December 31, 2018 and 2017, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.
Appropriate actuarial methods and assumptions are used in accounting for defined benefit pension plans and other post-retirement benefit plans. These assumptions include long-term rate of return on plan assets, discount rates and other factors. Actual results that differ from the assumptions used are accumulated and amortized over future periods. Therefore, assumptions used to calculate benefit obligations as of the end of the year directly impact the expense to be recognized in future periods. The measurement date for all defined benefit plans is December 31 of each year.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included in the limited partners and general partner components of equity in the consolidated balance sheets in the amounts of $84 million and $1,384 million as of December 31, 2018 and 2017, respectively. Refer to Note 15, "Changes in Accumulated Other Comprehensive Loss," for further information.
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
Capital Accounts, as defined under the Partnership Agreement, are maintained for our general partner and our limited partners. The capital account provisions of our Partnership Agreement incorporate principles established for U.S. federal income tax purposes and are not comparable to the equity accounts reflected under U.S. GAAP in our consolidated financial statements. Under our Partnership Agreement, the general partner is required to make additional capital contributions to us upon the issuance of any additional depositary units in order to maintain a capital account balance equal to 1.99% (1% in the case of Icahn Enterprises Holdings) of the total capital accounts of all partners.
Generally, net earnings for U.S. federal income tax purposes are allocated 1.99% (1% in the case of Icahn Enterprises Holdings) and 98.01% (99% in the case of Icahn Enterprises Holdings) between the general partner and the limited partners, respectively, in the same proportion as aggregate cash distributions made to the general partner and the limited partners during the period. This is generally consistent with the manner of allocating net income under our Partnership Agreement; however, it is not comparable to the allocation of net income reflected in our consolidated financial statements.
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
Basic and Diluted Income Per LP Unit
For Icahn Enterprises, basic income (loss) per LP unit is based on net income or loss attributable to Icahn Enterprises allocated to limited partners. Net income or loss allocated to limited partners is divided by the weighted-average number of LP units outstanding. Diluted income (loss) per LP unit, when applicable, is based on basic income (loss) adjusted for the potential effect of dilutive securities as well as the related weighted-average number of units and equivalent units outstanding.
For accounting purposes, when applicable, earnings prior to dates of acquisitions of entities under common control are excluded from the computation of basic and diluted income per LP unit as such earnings are allocated to our general partner.
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
Revenue From Contracts With Customers and Contract Balances
As discussed below, on January 1, 2018, we adopted FASB ASC Topic 606, Revenue from Contracts with Customers. Due to the nature of our business, we derive revenue from various sources in various industries. Investment segment and Holding Company revenues are not in scope of FASB ASC Topic 606. Real Estate leasing and Railcar leasing revenues are also not in scope of FASB ASC Topic 606. Revenue from contracts with customers are included in net sales and other revenues from operations in the consolidated statements of operations. Related contract assets are included in accounts receivable, net or other assets and related contract liabilities are included in accrued expenses and other liabilities in the consolidated balance sheets. Revenue from contracts with customers and related contract balances relate primarily to our Energy and Automotive segments. The following is a summary of our revenue recognition that is in scope of FASB ASC Topic 606. In addition, we present disaggregated revenue information in Note 12, "Segment and Geographic Reporting."
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
The petroleum business' contracts with its customers state the terms of the sale, including the description, quantity, and price of each product sold. Depending on the product sold, payment from customers is generally due in full within 2 to 30 days of product delivery or invoice date. Many of the petroleum business' contracts have index-based pricing which is considered variable consideration that should be estimated in determining the transaction price. Our Energy segment determined that it does not need to estimate the variable consideration because the uncertainty related to the consideration is resolved on the pricing date or the date when the product is delivered. The nitrogen fertilizer business has an immaterial amount of variable consideration for contracts with an original duration of less than a year. A small portion of the nitrogen fertilizer partnership's revenue includes contracts extending beyond one year and contain variable pricing in which the majority of the variability is attributed to the market-based pricing. The nitrogen fertilizer business' contracts do not contain a significant financing component.
Our Energy segment generally provides no warranty other than the implicit promise that goods delivered are free of liens and encumbrances and meet the agreed upon specifications. In addition, product returns are very rare and are accounted for as they occur, however, contracts do include provisions which state that the petroleum business will except returns of off-spec product, refund the customer, provide on-spec product, and pay for damages to any customer equipment which resulted from off-spec product. Typically, if a customer is not satisfied with a product, the price is adjusted downward instead of the product being returned or exchanged.
As of December 31, 2018, our Energy segment had $11 million of remaining performance obligations for contracts within an original expected duration of more than one year. Our Energy segment expects to recognize approximately $5 million of these performance obligations as revenue by the end of 2019 and the remaining balance thereafter.
Contract balances: Our Energy segment's deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $69 million and $34 million as of December 31, 2018 and January 1, 2018 (the effective date of the adoption of FASB ASC Topic 606), respectively. Deferred revenue is included in accrued expense and other liabilities in the consolidated balance sheets. For the year ended December 31, 2018, our Energy segment recorded revenue of $34 million with respect to deferred revenue outstanding as of January 1, 2018.
Automotive
Revenue: Our Automotive segment recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Our Automotive segment revenue from retail and commercial parts sales is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. Automotive service revenues are recognized on completion of the service and consist of products and the labor charged for installing products or maintaining or repairing vehicles. Automotive services labor revenues are included in other revenues from operations in our consolidated statements of operations, however, the sale of any installed parts or materials related to automotive services are included in net sales. Our Automotive segment recognizes revenues from extended warranties offered to its customers on tires its sells, including lifetime warranties for road hazard assistance (recognized over 3 years) and 1-year, 3-year and lifetime plans for alignments (recognized over 1 year, 3 years and 5 years, respectively), for which it receives payment upfront. Revenues from extended warranties are recognized over the term of the warranty contract with the satisfaction of its performance obligations measured using the output method. Our Automotive segment recognizes revenues from franchise fees, which it receives payment upfront, and franchise royalties, for which it receives payment over time. Revenues from upfront franchise fees are recognized at the time the store opens, as that is when our Automotive segment's performance obligations are deemed complete, and revenues from franchise royalties are recognized in the period in which royalties are earned, generally based on a percentage of franchise sales.
Contract balances: Our Automotive segment has deferred revenue with respect to extended warranty plans of $42 million and $42 million as of December 31, 2018 and January 1, 2018, respectively, which are included in accrued expenses and other liabilities in our consolidated balance sheets. For the year ended December 31, 2018, our Automotive segment recorded revenue of $22 million with respect to deferred revenue outstanding as of January 1, 2018. For deferred revenue outstanding as of December 31, 2018, our Automotive segment expects to recognize approximately $22 million in 2019 and the remainder thereafter.
Food Packaging
Our Food Packaging segment revenues are recognized at the time products are shipped to the customer, under F.O.B. shipping point or F.O.B. port terms, which is the point at which title is transferred, the customer has the assumed risk of loss, and payment has been received or collection is reasonably assumed. Revenues are net of discounts, rebates and allowances. Viskase records all labor, raw materials, in-bound freight, plant receiving and purchasing, warehousing, handling and distribution costs as a component of costs of goods sold.
Metals
Our Metals segment's primary source of revenue is from the sale of processed ferrous scrap metal, non-ferrous scrap metals, steel pipe and steel plate. PSC Metals also generates revenues from sales of secondary plate and pipe, the brokering of scrap metals and from services performed. All sales are recognized when title passes to the customer. Revenues from services are recognized as the service is performed. Sales adjustments related to price and weight differences are reflected as a reduction of revenues when settled.
Home Fashion
Our Home Fashion segment records revenue upon delivery and when title is transferred and the customer has assumed the risk of loss. Unless otherwise agreed in writing, title and risk of loss pass from WPH to the customer when WPH delivers the merchandise to the designated point of delivery, to the designated point of destination or to the designated carrier, free on board. Provisions for certain rebates, sales incentives, product returns and discounts to customers are recorded in the same period the related revenue is recorded.
Mining
Our Mining segment recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occur upon shipment or delivery of the product and is based on the applicable shipping terms. Revenue is measured at the fair value of the consideration received or receivable, with any adjustments as a result of provisional pricing recorded against revenue.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Revenue and Expense Recognition
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
Railcar
Revenue recognition: Revenues from railcar leasing are generated from operating leases that are priced as an integrated service that includes amounts related to executory costs, such as certain maintenance, insurance, and ad valorem taxes and are recognized on a straight-line basis per terms of the underlying lease. If railcars are sold under a lease that is less than one year old, the proceeds from the railcars sold that were on lease will be shown on a gross basis in revenues and cost of revenues at the time of sale. Sales of leased railcars that have been on lease for more than one year are recognized as a net gain or loss from the disposal of the long-term asset as a component of earnings from operations.
Energy
Shipping Costs: Our Energy segment's pass-through finished goods delivery costs reimbursed by customers are reported in net sales, while an offsetting expense is included in cost of goods sold.
Automotive
Shipping Costs: Our Automotive segment recognizes shipping and handling costs as incurred and is included in selling, general and administrative in the consolidated statements of operations for its commercial and retail parts businesses.
Environmental Liabilities
We recognize environmental liabilities when a loss is probable and reasonably estimable. Estimates of these costs are based upon currently available facts, internal and third-party assessments of contamination, available remediation technology, site-specific costs, and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Loss contingency accruals, including those for environmental remediation, are subject to revision as further information develops or circumstances change, and such accruals can take into account the legal liability of other parties. Environmental expenditures are capitalized at the time of the expenditure when such costs provide future economic benefits.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of credit risk
Concentrations of credit risk relate primarily to derivative instruments from our Investment segment. See Note 6, “Financial Instruments,” for further discussion.
Adoption of New Accounting Standards
Revenue Accounting Standards Updates
In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, Revenue from Contracts with Customers, superseding revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. In addition, the FASB issued other amendments during 2016 and 2017 to FASB ASC Topic 606 that include implementation guidance to principal versus agent considerations, guidance to identifying performance obligations and licensing guidance and other narrow scope improvements. We adopted these new standards on January 1, 2018 using the modified retrospective application method which required a cumulative effect adjustment recognized in equity at such date. The standard has been applied to all contracts at the date of initial application. No adjustment to revenue for periods prior to adoption were required. We have not identified any material differences in our revenue recognition methods that required modification under the new standards. Additionally, our internal control framework did not materially change as a result of the adoption of these new standards. The impact of adopting these new standards on our consolidated financial statements is a cumulative effect adjustment to decrease our equity attributable to Icahn Enterprises and Icahn Enterprises Holdings as of January 1, 2018 by $29 million, primarily relating to our Automotive segment.
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
As of January 1, 2018, our Automotive segment increased accrued expenses and other liabilities by $42 million and decreased deferred tax liabilities by $10 million for certain extended warranties to reflect the revenues from these plans as deferred revenue. Previously, revenues from these plans were recognized upfront. Our Automotive segment also recognizes revenue from the sale of goods on a drop ship basis. Previously, revenues from these transactions were recognized gross. For the year ended December 31, 2018, net sales and cost of goods sold would have been higher by $62 million and $62 million, respectively, under prior accounting principles.
In addition to the above, we increased assets by an aggregate of $32 million and increased liabilities by $29 million as of January 1, 2018, primarily with respect to Federal-Mogul's asset and liabilities classified as held for sale. For the year ended December 31, 2018, the impact on revenues would have been immaterial under prior accounting principles.
Other Accounting Standards Updates
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall, which amends FASB ASC Topic 825, Financial Instruments. This ASU requires that equity investments (except those accounted for under the equity method of accounting or those that result in the consolidation of the investee) to be measured at fair value with changes recognized in earnings. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. In addition, there were other amendments to certain disclosure and presentation matters pertaining to financial instruments, including the requirement of an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this new standard on January 1, 2018 using the modified retrospective application method which required a cumulative effect adjustment recognized in equity at such date. The amendments related to equity securities without readily determinable fair values were applied prospectively to equity investments that existed as of the date of adoption. The adoption of this standard did not have a material impact on our consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends FASB ASC Topic 230, Statement of Cash Flows. This ASU seeks to reduce the diversity currently in practice by providing guidance on the presentation of eight specific cash flow issues in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this standard on January 1, 2018 using the retrospective application method. The adoption of this standard did not have a material impact on our consolidated statements of cash flows.
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
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which amends FASB ASC Topic 718, Compensation - Stock Compensation. This ASU provides updated guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this standard on January 1, 2018 which has been applied prospectively and which did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases. This ASU requires the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. In addition, among other changes to the accounting for leases, this ASU retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance. Furthermore, quantification and qualitative disclosures, including disclosures regarding significant judgments made by management, will be required. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this ASU should be applied using a modified retrospective approach. Early application is permitted. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which provides an additional (and optional) transition method to adopt the new leases standard. We have developed an implementation plan to adopt the new leases standard using the new transition method option effective January 1, 2019, which will require adopting the new leases standard at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of equity in the period of adoption instead of the earliest period presented. In addition, prior period presentation and disclosure will not be adjusted after adoption. The most significant impact will relate to the recognition of right-of-use assets and lease liabilities on our consolidated balance sheets for long-term operating leases with the significant majority of the impact within our Automotive segment. Our Automotive segment has identified approximately 2,300 leases, primarily for real estate, and estimates recognizing right-of-use assets of $639 million and related liabilities of $674 million as of January 1, 2019. Our Energy segment estimates recognizing right-of-use assets and liabilities of $53 million, in addition to the recognition of finance lease assets and obligations of $26 million, as of January 1, 2019. The aggregate impact of all other segments is not material.
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
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements, which amends FASB ASC Topic 820, Fair Value Measurements. This ASU eliminates, modifies and adds various disclosure requirements on fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain disclosures are required to be applied using a retrospective approach and others using a prospective approach. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
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
Investment Funds
During the years ended December 31, 2018, 2017 and 2016, Mr. Icahn and his affiliates (excluding us) invested $310 million, $600 million and $498 million, respectively, in the Investment Funds, net of redemptions. As of December 31, 2018 and 2017, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $5.0 billion and $4.4 billion, respectively, representing approximately 50% and 59% of the Investment Funds' assets under management as of each respective date.
We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the years ended December 31, 2018, 2017 and 2016, $12 million, $13 million and $34 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
Hertz Global Holdings, Inc.
As discussed in Note 4, "Investments and Related Matters," the Investment Funds have an investment in the common stock of Hertz Global Holdings, Inc. ("Hertz") measured at fair value that would have otherwise been subject to the equity

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

method of accounting. Icahn Automotive provides services to Hertz in the ordinary course of business. For the years ended December 31, 2018, 2017 and 2016, revenue from Hertz was $40 million, $17 million and $3 million, respectively. Additionally, Federal-Mogul had payments to Hertz in the ordinary course of business of $1 million, $2 million and $2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
During the year ended December 31, 2018, the Investment Funds purchased shares of a certain investment from Hertz in the amount of $36 million.
In addition to our transactions with Hertz disclosed above, in January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Auto Leasing LLC ("767 Leasing"), a joint venture created to purchase vehicles for lease, the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement has an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises' audit committee. Due to the nature of our involvement with 767 Leasing, which includes guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing is a variable interest entity. Furthermore, we determined that we are not the primary beneficiary as we do not have the power to direct the activities of 767 Leasing that most significantly impact its economic performance. Therefore, we do not consolidate the results of 767 Leasing. Our exposure to loss with respect to 767 Leasing is primarily limited to our direct investment in 767 Leasing as well as any payment obligations of 767 Leasing that we guarantee, which are not material at December 31, 2018. As of December 31, 2018, 767 Leasing had assets of $60 million, primarily vehicles for lease, and liabilities of $1 million, which represents a payable to Icahn Automotive in connection with a shared services agreement. For the year ended December 31, 2018, our Automotive segment invested $60 million in 767 Leasing. As of December 31, 2018, our Automotive segment had an equity method investment in 767 Leasing of $59 million.
American Railcar Leasing, LLC
On February 29, 2016, Icahn Enterprises entered into a contribution agreement with an affiliate of Mr. Icahn to acquire the remaining 25% economic interest in ARL not already owned by us. Pursuant to this contribution agreement, we contributed 685,367 newly issued depositary units of Icahn Enterprises with a fair value of $35 million to such affiliate in exchange for the remaining 25% economic interest in ARL. As a result of the transaction, we owned a 100% economic interest in ARL. This transaction was authorized by the independent committee of the board of directors of the general partner of Icahn Enterprises. The independent committee was advised by independent counsel and retained an independent financial advisor which rendered a fairness opinion.
ACF Industries LLC
Our Railcar operations, prior to December 5, 2018 (the date we closed on the sale of ARI), had certain transactions with ACF Industries LLC ("ACF"), an affiliate of Mr. Icahn, under various agreements, as well as on a purchase order basis. ACF is a manufacturer and fabricator of specialty railcar parts and miscellaneous steel products. Agreements and transactions with ACF include the following:
•Railcar component purchases from ACF
•Railcar parts purchases from and sales to ACF
•Railcar purchasing and engineering services agreement with ACF
•Lease of certain intellectual property to ACF
•Railcar repair services and support for ACF
•Railcar purchases from ACF (prior to June 1, 2017)
Purchases from ACF were $3 million, $6 million and $21 million for the years ended December 31, 2018, 2017 and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016, revenues from ACF were $6 million, $1 million and $1 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Insight Portfolio Group LLC
Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises Holdings has a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of ours, including CVR Energy, Viskase, PSC Metals, WPH, Federal-Mogul (prior to October 1, 2018), ARI (prior to December 5, 2018), ARL (prior to June 1, 2017) and Tropicana (prior to October 1, 2018) also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also have minority equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. For the years ended December 31, 2018, 2017 and 2016, we and certain of our subsidiaries paid certain of the Insight Portfolio Group's operating expenses of $4 million, $2 million and $2 million, respectively.

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

	December 31,
	2018	2017
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$414	$1,170
Consumer, non-cyclical	2,161	2,551
Consumer, cyclical	1,161	777
Energy	1,598	1,489
Financial	167	2,185
Technology	1,040	833
Other	145	372
	6,686	9,377
Corporate debt securities	181	155
	$6,867	$9,532
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$57	$101
Consumer, cyclical	106	667
Energy	305	110
Industrial	—	110
	468	988
Corporate debt securities	—	35
	$468	$1,023

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The portion of unrealized (losses) gains that relates to securities still held by our Investment segment, primarily equity securities, was $(800) million, $1,413 million and $340 million for the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, the Investment Funds owned approximately 27.9% of the outstanding common stock of Hertz. Our Investment segment recorded net (losses) gains of $(197) million, $13 million and $(389) million for the years ended December 31, 2018, 2017 and 2016, respectively, with respect to its investment in Hertz. As of December 31, 2018 and 2017, the aggregate fair value of our Investment segment's investment in Hertz was $320 million and $517 million, respectively.
The Investment Funds also owned approximately 18.1% of the outstanding common stock of Herbalife Ltd. ("Herbalife") as of December 31, 2018. We are deemed to have significant influence with respect to our investment in Herbalife after considering the collective ownership in Herbalife by us and affiliates of Mr. Icahn, as well as our collective representation on the board of directors of Herbalife. Our Investment segment recorded net gains (losses) of $864 million, $357 million and $(113) million for the years ended December 31, 2018, 2017 and 2016, respectively, with respect to its investment in Herbalife. As of December 31, 2018 and 2017, the aggregate fair value of our Investment segment's investment in Herbalife was approximately $1.7 billion and $1.2 billion, respectively.
Herbalife and Hertz each file annual, quarterly and current reports and proxy and information statements with the SEC, which are publicly available.
Other Segments and Holding Company
With the exception of certain equity method investments at our operating subsidiaries, our investments are measured at fair value in our consolidated balance sheets. The carrying value of investments held by our Other segments and our Holding Company consist of the following:

	December 31,
	2018	2017
	(in millions)
Equity method investments	$143	$83
Other investments (measured at fair value)	1,327	400
	$1,470	$483

The portion of unrealized (losses) gains that relates to equity securities still held by our Other segments and Holding Company was $(339) million, $67 million and $0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments (Note 4)	$7,493	$317	$372	$8,182	$9,378	$264	$278	$9,920
Derivative contracts, at fair value (Note 6)(1)	7	517	—	524	—	—	—	—
	$7,500	$834	$372	$8,706	$9,378	$264	$278	$9,920
Liabilities
Securities sold, not yet purchased (Note 4)	$468	$—	$—	$468	$988	$35	$—	$1,023
Other liabilities	—	2	—	2	—	1	—	1
Derivative contracts, at fair value (Note 6)	—	36	—	36	36	1,239	—	1,275
	$468	$38	$—	$506	$1,024	$1,275	$—	$2,299

(1)	Amounts are classified within other assets in our consolidated balance sheets.
Refer to Note 18, "Pension and Other Post-Retirement Benefit Plans," for our Food Packaging segment's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2018 and 2017.
Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Year Ended December 31,
	2018	2017
	(in millions)
Balance at January 1	$278	$211
Net unrealized gains	95	67
Other	(1)	—
Balance at December 31	$372	$278

Net unrealized gains during the years ended December 31, 2018 and 2017 relate to a certain equity investment which is considered a Level 3 investment due to unobservable market data and is measured at fair value on a recurring basis. We determined the fair value of this investment based on recent market transactions. As of December 31, 2018 and 2017, the fair value of this investment was $369 million and $274 million, respectively.
Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
Certain assets measured at fair value using Level 3 inputs on a nonrecurring basis have been impaired. During the years ended December 31, 2018, 2017 and 2016, we recorded impairment charges of $5 million, $10 million and $9 million, respectively, relating to property, plant and equipment. We determined the fair value of property, plant and equipment by

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize. In addition, during the year ended December 31, 2017, we recorded a loss of $8 million from marking inventory down to net realizable value at our Automotive segment. Additionally, in connection with our reclassification of certain Railcar segment assets from held and used to assets held for sale, we recorded aggregate impairment charges of $68 million for the year ended December 31, 2017, which represents the difference between the carrying value and fair value less cost to sell of such assets.
Refer to Note 8, "Goodwill and Intangible Assets, Net," for discussion of our goodwill and intangible asset impairments.
Refer to Note 12, "Segment and Geographic Reporting," for total impairment recorded by each of our segments.

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
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position at December 31, 2018 and 2017 was zero and $17 million, respectively.
The following table summarizes the volume of our Investment segment's derivative activities based on their notional exposure, categorized by primary underlying risk:

	December 31, 2018		December 31, 2017
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Equity contracts	$118	$8,368	$243	$6,660
Credit contracts(1)	—	479	—	391
Commodity contracts	—	114	—	634

(1)
The short notional amount on our credit default swap positions was approximately $1.8 billion as of December 31, 2018. However, because credit spreads cannot compress below zero, our downside short notional exposure is $479 million as of December 31, 2018. The short notional amount on our credit default swap positions was approximately $2.5 billion as of December 31, 2017. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $391 million as of December 31, 2017.

Energy
CVR Refining is subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR Refining from time to time enters into various commodity derivative transactions. CVR Refining holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges under U.S. GAAP. There are no premiums paid or received at inception of the derivative contracts and upon settlement.
CVR Refining's commodity derivatives include commodity swaps and forward purchase and sale commitments. CVR Refining did not have open commodity swap instruments at December 31, 2018. At December 31, 2017, CVR Refining had open commodity swap instruments consisting of 15 million barrels of crack spreads, primarily to fix the margin on a portion of its future gasoline and distillate production. Additionally, as of December 31, 2018 and December 31, 2017, CVR Refining had open forward purchase and sale commitments for 2 million barrels and 6 million barrels, respectively, of Canadian crude oil priced at fixed differentials that are not considered probable of physical settlement and are accounted for as derivatives.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments in accordance with U.S GAAP:

	Asset Derivatives(1)		Liability Derivatives
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(in millions)
Equity contracts	$568	$—	$170	$1,159
Credit contracts	76	—	—	17
Commodity contracts	15	7	1	106
Sub-total	659	7	171	1,282
Netting across contract types(2)	(135)	(7)	(135)	(7)
Total(2)	$524	$—	$36	$1,275

(1)	Net asset derivatives are located within other assets in our consolidated balance sheets.

(2)
Excludes netting of cash collateral received and posted. The total collateral posted at December 31, 2018 and 2017 was $0 million and $542 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in our consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the consolidated statements of operations for our derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
	Year Ended December 31,
	2018	2017	2016
	(in millions)
Equity contracts	$603	$(1,815)	$(1,609)
Foreign exchange contracts	—	—	35
Credit contracts	129	(42)	44
Interest rate contracts	—	—	(28)
Commodity contracts	212	(182)	(101)
	$944	$(2,039)	$(1,659)

(1)
Gains (losses) recognized on derivatives are classified in net gain from investment activities in our consolidated statements of operations for our Investment segment and are included in cost of goods sold for our Energy segment. Gains (losses) recognized on derivatives for our Investment segment were $798 million, $(1,969) million and $(1,640) million for the years ended December 31, 2018, 2017 and 2016, respectively. Gains (losses) recognized on derivatives for our Energy segment were $146 million, $(70) million and $(19) million for the years ended December 31, 2018, 2017 and 2016, respectively.

Non-Derivative Instruments Designated as Hedging Instruments
As of December 31, 2017, Federal-Mogul had foreign currency denominated debt, of which $884 million was designated as a net investment hedge in certain foreign subsidiaries and affiliates of Federal-Mogul. We sold Federal-Mogul on October 1, 2018. Changes to its carrying value are included in other comprehensive loss as translation adjustments and other prior to our sale of Federal-Mogul. The amounts recognized in other comprehensive loss for the years ended December 31, 2018 and 2017 was a loss of $29 million and $85 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Inventories, Net.
Inventories, net consists of the following:

	December 31,
	2018	2017
	(in millions)
Raw materials	$217	$199
Work in process	70	107
Finished goods	1,492	1,424
	$1,779	$1,730

Inventories in the table above is presented net of reserves of $39 million and $73 million as of December 31, 2018 and 2017, respectively.

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	December 31, 2018			December 31, 2017
	Automotive	Food Packaging	Consolidated	Automotive	Food Packaging	Consolidated
	(in millions)
Gross carrying amount, Jan 1	$320	$7	$327	$320	$4	$324
Acquisitions	8	—	8	—	3	3
Foreign exchange	—	(1)	(1)	—	—	—
Gross carrying amount, Dec 31	328	6	334	320	7	327

Accumulated impairment, Jan 1	—	—	—	—	—	—
Impairment	(87)	—	(87)	—	—	—
Accumulated impairment, Dec 31	(87)	—	(87)	—	—	—

Net carrying value, Dec 31	$241	$6	$247	$320	$7	$327
Intangible assets, net consists of the following:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$396	$(134)	$262	$397	$(115)	$282
Other	316	(139)	177	334	(134)	200
	$712	$(273)	$439	$731	$(249)	$482

Indefinite-lived intangible assets			$62			$62
Intangible assets, net			$501			$544

We recorded amortization expense associated with definite-lived intangible assets for the years ended December 31, 2018, 2017 and 2016 of $47 million, $41 million and $32 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets. Additionally, during the years ended December 31, 2017 and 2016, we impaired intangible assets by $1 million and $3 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization expense for our definite-lived intangible assets is as follows:

Year	Amount
(in millions)
2019	$45
2020	44
2021	37
2022	36
2023	34
Thereafter	243
$439

Acquisitions
Acquisitions during the year ended December 31, 2018 were not material individually or in the aggregate. As a result of certain acquisitions, our Automotive segment allocated $8 million to goodwill during the year ended December 31, 2018. In addition, our Automotive segment allocated $2 million to definite-lived intangible assets. The purchase price allocations for the above acquisitions are not all final and are subject to change.
Impairment of Goodwill
Prior to 2017, with respect to our reporting units that are allocated goodwill, the first step of the goodwill impairment analysis ("Step 1") involved comparing the fair value of each of our reporting units' assets to their respective carrying values to determine the potential for goodwill impairment. The second step of the goodwill impairment test ("Step 2"), if necessary, involved quantifying the level of goodwill impairment after performing a recoverability analysis of other long-lived assets for impairment first. Beginning with our goodwill impairment analysis in 2017, Step 2 of the goodwill impairment test was eliminated and the determination and quantification of goodwill impairment, if any, was the result of applying Step 1 of the goodwill impairment analysis.
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
During the first quarter of 2016, due to worsening sales trends for our Energy segment's petroleum reporting unit, we performed an interim goodwill impairment analysis. Based on this analysis, we recognized a goodwill impairment charge of $574 million for our Energy segment, which represented the full amount of its remaining goodwill.
Automotive
We perform the annual goodwill impairment test for our Automotive segment as of October 1 of each year, or more frequently if impairment indicators exist.
In the fourth quarter of 2018, coinciding with our annual goodwill impairment analysis, we reorganized our Automotive segment's reporting units. Prior to the reorganization, our Automotive segment had two reporting units, Pep-Boys and AutoPlus, with all of its goodwill allocated to the Pep-Boys reporting unit. A goodwill impairment analysis just prior to the reorganization did not have an impact on the Pep-Boys reporting unit goodwill. Upon reorganization of the reporting units, a portion of the Pep-Boys reporting unit was reallocated to the AutoPlus reporting unit, which resulted in our Automotive segment continuing to have two redefined reporting units, Service and Parts. As a result, a portion of the goodwill was reallocated using a relative fair

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value allocation approach, which resulted in approximately 27% of the goodwill being reallocated to the Parts reporting unit. Based on our annual goodwill impairment analysis for our Automotive segment, which reflected our reorganized reporting units, we determined that the carrying value of its Parts reporting unit exceeded its fair value and as a result, we recognized a goodwill impairment charge of $87 million in the fourth quarter of 2018, which represented the full amount of the goodwill allocated to the Parts reporting unit. This impairment was the result of our reporting unit reorganization, which resulted in a significant amount of carrying value of net assets being reallocated to the Parts reporting unit, primarily for inventory, with a significantly lesser fair value due to the future projected cash flows of the Parts reporting unit, which resulted in the Parts reporting unit having a carrying value in excess of its fair value. Therefore, the goodwill reallocated to the Parts reporting unit was immediately impaired. We also determined that the fair value of our Automotive segment's Service reporting unit was significantly in excess of its carrying value and therefore, no additional impairment is required. As of December 31, 2018, our Automotive segment had remaining goodwill of $241 million, which is allocated entirely to its Service reporting unit.

9.	Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

		December 31,
	Useful Life	2018	2017
	(in years)	(in millions)
Land		$416	$508
Buildings and improvements	3 - 40	1,772	1,715
Machinery, equipment and furniture	1 - 30	4,313	4,326
Assets leased to others	5 - 39	279	388
Construction in progress		221	201
		7,001	7,138
Less: Accumulated depreciation and amortization		(2,298)	(1,952)
Property, plant and equipment, net		$4,703	$5,186

Assets leased to others is related to our Real Estate segment. Our Real Estate segment's anticipated future receipts of minimum lease payments receivable under the financing and operating method are $33 million in 2019, $33 million in 2020 and $10 million in 2021 and thereafter.
Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2018, 2017 and 2016 was $398 million, $430 million and $487 million, respectively.
See Note 5, "Fair Value Measurements," for discussion regarding certain impairments to our property, plant and equipment.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Debt.
Debt consists of the following:

	December 31,
	2018	2017
	(in millions)
Holding Company:
6.000% senior unsecured notes due 2020	$1,702	$1,703
5.875% senior unsecured notes due 2022	1,344	1,342
6.250% senior unsecured notes due 2022	1,213	1,216
6.750% senior unsecured notes due 2024	498	498
6.375% senior unsecured notes due 2025	748	748
	5,505	5,507
Reporting Segments:
Energy	1,170	1,166
Automotive	372	340
Food Packaging	273	273
Metals	—	1
Real Estate	2	22
Home Fashion	4	5
Mining	—	58
	1,821	1,865
Total Debt	$7,326	$7,372

Holding Company
Our Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (the "Issuers") and guaranteed by Icahn Enterprises Holdings (the "Guarantor"). Interest on each of the senior unsecured notes are payable semi-annually.
On January 18, 2017, the Issuers issued $500 million in aggregate principal amount of 6.750% senior unsecured notes due 2024 and $695 million in aggregate principal amount of 6.250% senior unsecured notes due 2022. The proceeds from these notes were used to redeem all of the prior outstanding senior unsecured notes due 2017 and to pay accrued interest, related fees and expenses.
On December 6, 2017, the Issuers issued $750 million in aggregate principal amount of 6.375% senior unsecured notes due 2025 and an additional $510 million in aggregate principal amount of its existing 6.250% senior unsecured notes due 2022. The proceeds from these notes, together with cash on hand, were used to redeem all of the prior outstanding senior unsecured notes due 2019 and to pay accrued interest, related fees and expenses.
Icahn Enterprises recorded a loss on extinguishment of debt of $12 million in the fourth quarter of 2017 in connection with the debt transactions discussed above.
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
As of December 31, 2018 and 2017, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2018, based on covenants in the indentures governing our senior unsecured notes, we are permitted to incur approximately $2.0 billion of additional indebtedness.
Reporting Segments
Energy
CVR Energy's debt primarily consists of a $500 million second lien senior unsecured note (issued by CVR Refining) and a $645 million senior secured note (issued by CVR Partners) maturing in 2022 and 2023, respectively, and with interest rates of 6.50% and 9.25%, respectively. Interest for each of these notes are accrued and paid based on contractual terms.
The second lien senior unsecured notes were fully and unconditionally guaranteed by CVR Refining and each of its' finance subsidiaries' existing domestic subsidiaries on a joint and several basis as of December 31, 2018. On January 29, 2019, the second lien senior unsecured notes were amended such that CVR Refining was replaced by CVR Energy as the primary guarantor, on a senior unsecured basis. The senior secured notes are guaranteed on a senior secured basis by all of CVR Partner's existing subsidiaries. CVR Energy is not a guarantor of these notes. The indentures governing these notes contain certain covenants that restrict the ability of the issuers and subsidiary guarantors to issue debt, incur or otherwise cause liens to exist on any of their property or assets, declare or pay dividends, repurchase equity, make payments on subordinated or unsecured debt, make certain investments, sell certain assets, merge, consolidate with or into another entity, or sell all or substantially all of their assets or enter into certain transactions with affiliates.
As of December 31, 2018 and 2017, total availability under CVR Refining and CVR Partners variable rate asset based revolving credit facilities aggregated $444 million and $382 million, respectively. CVR Refining also had $6 million and $28 million of letters of credit outstanding as of December 31, 2018 and 2017.
Automotive
Icahn Automotive's debt primarily consists of an asset-based revolving credit facility and a first in-last out revolving credit facility, each with variable interest rates. Icahn Automotive debt outstanding under these credit facilities was $370 million and $337 million as of December 31, 2018 and 2017, respectively, with maturity dates ranging from 2018 and 2022. Interest for each of these notes are accrued and paid based on contractual terms. The weighted average interest rate on these notes was 4.37% and 3.58% as of December 31, 2018 and 2017, respectively. Substantially all of Icahn Automotive's assets are pledged as collateral under the above credit facilities.
As of December 31, 2018 and 2017, there was availability under revolving credit facilities of $90 million and $75 million, respectively. Icahn Automotive also had $40 million and $33 million of letters of credit outstanding as of December 31, 2018 and 2017.
Food Packaging
Viskase's debt primarily consists of a credit agreement providing for a senior secured term loan facility issued in 2014 and maturing in 2021. Interest for this note is accrued and paid based on contractual terms. The interest rate on this note was 6.05% and 4.88% as of December 31, 2018 and 2017, respectively.
Covenants
All of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.
Non-Cash Charges to Interest Expense
The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the consolidated statements of operations were $5 million, $10 million and $14 million for the years ended December 31, 2018, 2017 and 2016, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Maturities
The following is a summary of the maturities of our debt:

Year	Amount
(in millions)
2019	$27
2020	1,718
2021	620
2022	3,059
2023	648
Thereafter	1,280
7,352
Unamortized discounts, premiums and deferred financing fees	(26)
Total Debt	$7,326

11.	Net Income Per LP Unit.
The components of the computation of basic and diluted income (loss) per LP unit from continuing and discontinued operations of Icahn Enterprises are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions, except per unit data)
Net (loss) income attributable to Icahn Enterprises from continuing operations	$(213)	$2,273	$(1,127)
Net (loss) income attributable to Icahn Enterprises from continuing operations allocated to limited partners (98.01% allocation)	$(209)	$2,228	$(1,105)

Net income (loss) attributable to Icahn Enterprises from discontinued operations	$1,720	$157	$(1)
Less: net loss attributable to Icahn Enterprises from discontinued operations allocated 100% to general partner	598	—	—
Net income (loss) attributable to Icahn Enterprises from discontinued operations allocable to limited partners	$2,318	$157	$(1)
Net income (loss) attributable to Icahn Enterprises from discontinued operations allocated to limited partners (98.01% allocation)	$2,272	$154	$(1)

Basic and diluted income (loss) per LP unit:
Continuing operations	$(1.16)	$13.84	$(8.07)
Discontinued operations	12.62	0.96	0.00
	$11.46	$14.80	$(8.07)
Basic and diluted weighted average LP units outstanding	180	161	137

GP Allocation
As disclosed in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies - Acquisition, Investments and Disposition of Entities under Common Control," upon the sale of common control entities, such as Federal-Mogul and ARI, a portion of the gain or loss on the sale is first allocated to the general partner in order to restore the general partners' capital account for cumulative charges or credits relating to periods prior to our obtaining a controlling interest in such entities from Mr. Icahn and his affiliates. After such general partner allocation, the remaining gain is allocated among our general partner and limited partners, in accordance with their respective ownership percentages.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LP Unit Transactions
Unit Distributions
During each of the years ended December 31, 2018, 2017 and 2016, we declared four quarterly distributions. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units. If a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash. As a result, during each of the years ended December 31, 2018, 2017 and 2016, we distributed an aggregate 17,778,950, 17,644,152 and 12,574,723, respectively, of Icahn Enterprises' depositary units to those depositary unitholders who elected to receive such distributions in additional depositary units.
2017 Incentive Plan
During the years ended December 31, 2018 and 2017, Icahn Enterprises distributed an aggregate of 22,840 and 7,902, respectively, depositary units, net of payroll withholdings, with respect to certain restricted depositary units and deferred unit awards that vested during the period in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the "2017 Incentive Plan"). The aggregate impact of the 2017 Incentive Plan is not material with respect to our consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.
Rights Offering
In January 2017, Icahn Enterprises commenced a rights offering entitling holders of the rights to acquire newly issued depositary units of Icahn Enterprises. In connection with this rights offering, we received aggregate proceeds of $600 million in 2017 from depositary unitholders and an additional $12 million from our general partner in order to maintain its aggregate 1.99% interest in us. As a result, we distributed an aggregate of 11,171,104 newly issued depositary units.

12.	Segment and Geographic Reporting.
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

	Year Ended December 31, 2018
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Railcar	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$7,124	$2,295	$395	$466	$22	$171	$103	$—	$—	$10,576
Other revenues from operations	—	—	563	—	—	84	—	—	—	—	647
Net gain (loss) from investment activities	635	—	—	—	—	—	—	—	—	(313)	322
Interest and dividend income	104	2	—	1	—	16	—	1	—	24	148
(Loss) gain on disposition of assets, net	—	(6)	(1)	—	—	89	—	(3)	5	—	84
Other (loss) income, net	(2)	15	(1)	(17)	1	1	—	5	—	(2)	—
	737	7,135	2,856	379	467	212	171	106	5	(291)	11,777
Expenses:
Cost of goods sold	—	6,453	1,502	316	441	18	144	73	—	—	8,947
Other expenses from operations	—	—	474	—	—	54	—	—	1	—	529
Selling, general and administrative	12	138	1,051	57	19	22	34	27	1	25	1,386
Restructuring, net	—	5	5	9	—	—	2	—	—	—	21
Impairment	—	—	90	—	1	—	1	—	—	—	92
Interest expense	46	104	16	16	—	1	1	3	—	337	524
	58	6,700	3,138	398	461	95	182	103	2	362	11,499
Income (loss) from continuing operations before income tax (expense) benefit	679	435	(282)	(19)	6	117	(11)	3	3	(653)	278
Income tax (expense) benefit	—	(56)	52	4	(1)	(5)	—	(2)	(2)	14	4
Net income (loss) from continuing operations	679	379	(230)	(15)	5	112	(11)	1	1	(639)	282
Less: net income (loss) from continuing operations attributable to non-controlling interests	360	141	—	(3)	—	—	—	(2)	—	(1)	495
Net income (loss) from continuing operations attributable to Icahn Enterprises	$319	$238	$(230)	$(12)	$5	$112	$(11)	$3	$1	$(638)	$(213)

Supplemental information:
Capital expenditures	$—	$102	$66	$25	$21	$13	$5	$40	$—	$—	$272
Depreciation and amortization	$—	$278	$92	$26	$18	$19	$8	$6	$—	$—	$447

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Railcar	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$5,988	$2,225	$392	$409	$15	$183	$94	$—	$—	$9,306
Other revenues from operations	—	—	498	—	—	72	—	—	173	—	743
Net gain from investment activities	241	—	—	—	—	—	—	—	—	61	302
Interest and dividend income	106	1	—	—	—	7	—	1	—	12	127
(Loss) gain on disposition of assets, net	—	(3)	5	—	—	496	—	—	1,664	1	2,163
Other (loss) income, net	(50)	2	—	(3)	(1)	38	—	(2)	—	(6)	(22)
	297	5,988	2,728	389	408	628	183	93	1,837	68	12,619
Expenses:
Cost of goods sold	—	5,799	1,540	297	389	11	162	60	—	—	8,258
Other expenses from operations	—	—	438	—	—	46	—	—	34	—	518
Selling, general and administrative	13	143	919	61	19	18	39	14	10	33	1,269
Restructuring, net	—	—	—	2	1	—	1	—	—	—	4
Impairment	—	—	15	1	—	2	1	—	68	—	87
Interest expense	166	109	13	13	—	2	—	6	23	323	655
	179	6,051	2,925	374	409	79	203	80	135	356	10,791
Income (loss) from continuing operations before income tax benefit (expense)	118	(63)	(197)	15	(1)	549	(20)	13	1,702	(288)	1,828
Income tax benefit (expense)	—	338	146	(21)	(43)	—	—	(3)	(531)	643	529
Net income (loss) from continuing operations	118	275	(51)	(6)	(44)	549	(20)	10	1,171	355	2,357
Less: net income (loss) from continuing operations attributable to non-controlling interests	38	46	—	(1)	—	—	—	1	—	—	84
Net income (loss) from continuing operations attributable to Icahn Enterprises	$80	$229	$(51)	$(5)	$(44)	$549	$(20)	$9	$1,171	$355	$2,273

Supplemental information:
Capital expenditures	$—	$120	$86	$26	$30	$9	$5	$38	$2	$—	$316
Depreciation and amortization	$—	$278	$111	$25	$20	$20	$8	$5	$7	$—	$474

	Year Ended December 31, 2016
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Railcar	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$4,782	$2,079	$329	$267	$17	$195	$71	$—	$—	$7,740
Other revenues from operations	—	—	422	—	—	71	—	—	347	—	840
Net (loss) gain from investment activities	(1,388)	5	—	—	—	—	—	—	—	10	(1,373)
Interest and dividend income	112	1	—	—	—	—	—	2	—	9	124
Gain on disposition of assets, net	—	—	1	—	1	1	—	—	3	—	6
Other income (loss), net	53	(5)	1	(1)	1	—	1	(10)	—	2	42
	(1,223)	4,783	2,503	328	269	89	196	63	350	21	7,379
Expenses:
Cost of goods sold	—	4,637	1,430	249	284	13	168	56	—	—	6,837
Other expenses from operations	—	—	430	—	—	46	—	—	155	—	631
Selling, general and administrative	34	138	648	48	18	18	38	22	16	21	1,001
Restructuring	—	—	—	3	2	—	—	—	—	—	5
Impairment	—	574	1	—	1	5	2	—	—	3	586
Interest expense	230	83	7	12	—	2	—	7	62	289	692
	264	5,432	2,516	312	305	84	208	85	233	313	9,752
(Loss) income from continuing operations before income tax benefit (expense)	(1,487)	(649)	(13)	16	(36)	5	(12)	(22)	117	(292)	(2,373)
Income tax benefit (expense)	—	45	32	(8)	16	—	—	(2)	—	5	88
Net (loss) income from continuing operations	(1,487)	(604)	19	8	(20)	5	(12)	(24)	117	(287)	(2,285)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(883)	(277)	—	2	—	—	—	(5)	5	—	(1,158)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(604)	$(327)	$19	$6	$(20)	$5	$(12)	$(19)	$112	$(287)	$(1,127)

Supplemental information:
Capital expenditures	$—	$133	$37	$18	$5	$1	$11	$22	$20	$—	$247
Depreciation and amortization	$—	$258	$98	$20	$22	$22	$8	$6	$92	$—	$526

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
Energy
Disaggregated revenue for our Energy segment net sales is presented below:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Petroleum products	$6,773	$5,657	$4,426
Nitrogen fertilizer products	351	331	356
	$7,124	$5,988	$4,782

Automotive
Disaggregated revenue for our Automotive segment net sales and other revenues from operations is presented below:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Automotive services	$1,321	$1,186	$998
Aftermarket parts sales	1,537	1,537	1,503
	$2,858	$2,723	$2,501

As discussed in Note 1, "Description of Business," we adopted FASB ASC Topic 606 effective January 1, 2018 which affected the revenue recognized on the of sale of goods on a drop ship basis. Beginning in 2018, revenue from drop ship sales is recorded on a net basis and for prior periods was recorded on a gross basis. Prior periods were not adjusted for the adoption of FASB ASC Topic 606 in our consolidated financial statements. For the year ended December 31, 2018, aftermarket parts sales (which is included in net sales in our consolidated statements of operations) and cost of goods sold would each have been higher by $62 million under prior accounting principles.

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

	December 31, 2018
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Railcar	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$5	$668	$43	$46	$20	$39	$1	$—	$—	$1,834	$2,656
Cash held at consolidated affiliated partnerships and restricted cash	2,648	—	—	1	1	26	2	—	—	4	2,682
Investments	6,867	84	59	—	—	15	—	—	—	1,312	8,337
Accounts receivable, net	—	169	149	74	48	3	31	—	—	—	474
Inventories, net	—	380	1,203	93	39	—	64	—	—	—	1,779
Property, plant and equipment, net	—	3,042	941	169	115	367	69	—	—	—	4,703
Goodwill and intangible assets, net	—	278	412	32	2	24	—	—	—	—	748
Assets held for sale	—	33	—	—	1	—	—	299	—	—	333
Other assets	1,230	84	217	96	7	34	5	—	—	11	1,684
Total assets	$10,750	$4,738	$3,024	$511	$233	$508	$172	$299	$—	$3,161	$23,396
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$40	$1,025	$905	$164	$56	$41	$35	$—	$—	$178	$2,444
Securities sold, not yet purchased, at fair value	468	—	—	—	—	—	—	—	—	—	468
Due to brokers	141	—	—	—	—	—	—	—	—	—	141
Liabilities held for sale	—	—	—	—	—	—	—	112	—	—	112
Debt	—	1,170	372	273	—	2	4	—	—	5,505	7,326
Total liabilities	649	2,195	1,277	437	56	43	39	112	—	5,683	10,491

Equity attributable to Icahn Enterprises	5,066	1,243	1,747	55	177	465	133	165	—	(2,522)	6,529
Equity attributable to non-controlling interests	5,035	1,300	—	19	—	—	—	22	—	—	6,376
Total equity	10,101	2,543	1,747	74	177	465	133	187	—	(2,522)	12,905
Total liabilities and equity	$10,750	$4,738	$3,024	$511	$233	$508	$172	$299	$—	$3,161	$23,396

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Railcar	Holding Company	Discontinued Operations	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$17	$482	$52	$16	$24	$32	$—	$15	$—	$526	$—	$1,164
Cash held at consolidated affiliated partnerships and restricted cash	734	—	—	2	5	2	4	—	—	—	—	747
Investments	9,532	83	—	—	—	16	—	—	—	384	—	10,015
Accounts receivable, net	—	179	128	78	40	3	35	10	—	—	—	473
Inventories, net	—	364	1,145	92	33	—	66	30	—	—	—	1,730
Property, plant and equipment, net	—	3,234	958	170	110	454	72	188	—	—	—	5,186
Goodwill and intangible assets, net	—	298	505	36	3	29	—	—	—	—	—	871
Assets held for sale	—	—	—	—	2	—	—	—	14	—	10,247	10,263
Other assets	516	60	223	93	9	395	6	22	—	28	—	1,352
Total assets	$10,799	$4,700	$3,011	$487	$226	$931	$183	$265	$14	$938	$10,247	$31,801
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,302	$1,125	$944	$172	$43	$63	$34	$45	$—	$243	$—	$3,971
Securities sold, not yet purchased, at fair value	1,023	—	—	—	—	—	—	—	—	—	—	1,023
Due to brokers	1,057	—	—	—	—	—	—	—	—	—	—	1,057
Liabilities held for sale	—	—	—	—	—	—	—	—	—	—	7,010	7,010
Debt	—	1,166	340	273	1	22	5	58	—	5,507	—	7,372
Total liabilities	3,382	2,291	1,284	445	44	85	39	103	—	5,750	7,010	20,433

Equity attributable to Icahn Enterprises	3,052	1,098	1,727	28	182	846	144	138	14	(4,821)	2,698	5,106
Equity attributable to non-controlling interests	4,365	1,311	—	14	—	—	—	24	—	9	539	6,262
Total equity	7,417	2,409	1,727	42	182	846	144	162	14	(4,812)	3,237	11,368
Total liabilities and equity	$10,799	$4,700	$3,011	$487	$226	$931	$183	$265	$14	$938	$10,247	$31,801
Geographic Information
The following table presents our consolidated geographic net sales from external customers, other revenues from operations and property, plant and equipment, net for the periods indicated:

	Net Sales			Other Revenues From Operations			Property, Plant and Equipment, Net
	Year Ended December 31,			Year Ended December 31,			December 31,
	2018	2017	2016	2018	2017	2016	2018	2017
	(in millions)
United States	$10,172	$8,893	$7,412	$629	$716	$791	$4,432	$4,776
International	404	413	328	18	27	49	271	410
	$10,576	$9,306	$7,740	$647	$743	$840	$4,703	$5,186

Geographic locations for net sales and other revenues from operations are based on locations of the customers and geographic locations for property, plant, and equipment are based on the locations of the assets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Discontinued Operations.
As discussed in Note 1, "Description of Business," we operated discontinued operations previously included in our Automotive and Railcar segments and our former Gaming segment.
Income from discontinued operations is summarized as follows:

	Year Ended December 31, 2018				Year Ended December 31, 2017				Year Ended December 31, 2016
	Automotive	Gaming	Railcar	Total	Automotive	Gaming	Railcar	Total	Automotive	Gaming	Railcar	Total
Revenues:	(in millions)
Net sales	$5,993	$—	$228	$6,221	$7,720	$—	$265	$7,985	$7,341	$—	$430	$7,771
Other revenues from operations	—	679	213	892	—	898	197	1,095	—	943	175	1,118
Net gain on investment activities	—	—	—	—	—	—	2	2	—	—	—	—
Interest and dividend income	2	1	2	5	6	1	2	9	4	1	2	7
Gain (loss) on disposition of assets, net	65	—	—	65	7	(1)	—	6	8	—	—	8
Other income, net	5	1	13	19	31	27	3	61	31	3	5	39
	6,065	681	456	7,202	7,764	925	469	9,158	7,384	947	612	8,943
Expenses:
Cost of goods sold	4,999	—	215	5,214	6,553	—	249	6,802	6,215	—	366	6,581
Other expenses from operations	—	311	114	425	—	425	100	525	—	460	68	528
Selling, general and administrative	601	238	40	879	862	371	37	1,270	845	432	32	1,309
Restructuring, net	13	—	—	13	21	—	—	21	27	—	—	27
Impairment	2	—	4	6	25	—	—	25	17	106	—	123
Interest expense	137	4	19	160	154	11	22	187	150	13	23	186
	5,752	553	392	6,697	7,615	807	408	8,830	7,254	1,011	489	8,754
Income (loss) from discontinued operations before gain (loss) on sale and income tax (expense) benefit	313	128	64	505	149	118	61	328	130	(64)	123	189
Gain (loss) on sale of discontinued operations	251	779	400	1,430	—	(3)	—	(3)	—	—	—	—
Income (loss) from discontinued operations before income tax (expense) benefit	564	907	464	1,935	149	115	61	325	130	(64)	123	189
Income tax (expense) benefit	(69)	(89)	(13)	(171)	(33)	(93)	35	(91)	(43)	(24)	(57)	(124)
Income (loss) from discontinued operations	495	818	451	1,764	116	22	96	234	87	(88)	66	65
Less: income from discontinued operations attributable to non-controlling interests	7	17	20	44	11	13	53	77	24	14	28	66
Income (loss) from discontinued operations attributable to Icahn Enterprises	$488	$801	$431	$1,720	$105	$9	$43	$157	$63	$(102)	$38	$(1)

Supplemental information:
Capital expenditures	$303	$58	$125	$486	$393	$112	$171	$676	$381	$85	$113	$579
Depreciation and amortization	$100	$19	$47	$166	$397	$73	$58	$528	$375	$71	$42	$488

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, assets and liabilities held for sale primarily consists of property, plant and equipment, net for operations not classified as discontinued operations. As of December 31, 2017, assets and liabilities held for sale were primarily related to discontinued operations, all of which were sold during 2018. Assets and liabilities held for sale as of December 31, 2017 consists of the following:

	December 31, 2017
	Automotive	Gaming	Railcar	Total
Assets Held For Sale	(in millions)
Cash and cash equivalents	$315	$103	$100	$518
Restricted cash	4	16	19	39
Investments	324	7	23	354
Accounts receivable, net	1,182	11	44	1,237
Inventories, net	1,456	—	54	1,510
Property, plant and equipment, net	2,545	792	1,199	4,536
Goodwill	941	—	7	948
Intangible assets, net	517	74	—	591
Other assets	394	93	27	514
Assets held for sale (discontinued operations)	$7,678	$1,096	$1,473	$10,247
Other assets held for sale				16
Total assets held for sale				$10,263
Liabilities Held For Sale
Accounts payable, accrued expenses and other liabilities	$1,718	$142	$62	$1,922
Deferred tax liability	—	—	192	192
Post-retirement benefit liability	1,075	—	8	1,083
Debt	3,130	137	546	3,813
Liabilities held for sale (discontinued operations)	$5,923	$279	$808	$7,010

Other assets held for sale in the table above primarily consists of property, plant and equipment, net for other operations not classified as discontinued operations.

14.	Income Taxes.
The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows:

	Icahn Enterprises		Icahn Enterprises Holdings
	December 31,		December 31,
	2018	2017	2018	2017
	(in millions)		(in millions)
Book basis of net assets	$6,529	$5,106	$6,557	$5,133
Book/tax basis difference	(1,940)	(450)	(1,940)	(450)
Tax basis of net assets	$4,589	$4,656	$4,617	$4,683

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income (loss) from continuing operations before income tax expense (benefit) is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Domestic	$290	$1,798	$(2,370)
International	(12)	30	(3)
	$278	$1,828	$(2,373)

Income tax benefit (expense) attributable to continuing operations is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Current:
Domestic	$(11)	$(15)	$(28)
International	(4)	(13)	(18)
Total current	(15)	(28)	(46)
Deferred:
Domestic	20	544	131
International	(1)	13	3
Total deferred	19	557	134
	$4	$529	$88

A reconciliation of the income tax benefit (expense) calculated at the federal statutory rate to income tax benefit (expense) on continuing operations as shown in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Income tax benefit (expense) at U.S. statutory rate	$(58)	$(640)	$831
Tax effect from:
Valuation allowance	(4)	529	(46)
Non-controlling interest	26	(6)	(6)
Goodwill impairment	(18)	—	(226)
Stock dispositions	69	—	—
Income not subject to taxation	14	220	(440)
Enactment of U.S. tax legislation, net of valuation allowance	—	392	—
Other	(25)	34	(25)
Income tax benefit (expense)	$4	$529	$88

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows:

	December 31,
	2018	2017
	(in millions)
Deferred tax assets:
Property, plant and equipment	$17	$61
Net operating loss	791	711
Tax credits	46	71
Capital loss	50	—
Post-retirement benefits, including pensions	—	162
Other	82	248
Total deferred tax assets	986	1,253
Less: Valuation allowance	(518)	(483)
Net deferred tax assets	$468	$770

Deferred tax liabilities:
Property, plant and equipment	$(129)	$(235)
Intangible assets	(33)	(115)
Investment in partnerships	(681)	(774)
Investment in U.S. subsidiaries	(184)	(184)
Other	(80)	(119)
Total deferred tax liabilities	(1,107)	(1,427)
	$(639)	$(657)

We recorded deferred tax assets and deferred tax liabilities of $37 million and $676 million, respectively, as of December 31, 2018 and $75 million and $732 million, respectively, as of December 31, 2017. Deferred tax assets are included in other assets in our consolidated balance sheets.
We analyze all positive and negative evidence to consider whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income, tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. As of December 31, 2018 we had a valuation allowance of approximately $518 million primarily related to tax loss and credit carryforwards and other deferred tax assets. The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. For the year ended December 31, 2018, the valuation allowance on deferred tax assets increased by $35 million. The increase was primarily attributable to capital loss and state net operating loss carryforwards.
At December 31, 2018, American Entertainment Properties Corp. ("AEPC"), a wholly-owned corporate subsidiary of Icahn Enterprises and Icahn Enterprises Holdings, which includes all or parts of our Automotive, Metals, Home Fashion and Real Estate segments had U.S federal net operating loss carryforwards of approximately $2.0 billion with expiration dates from 2029 through 2037.
At December 31, 2018, CVR Energy had state income tax credits of $35 million, which are available to reduce future state income taxes. These credits, if not used, will expire beginning in 2033.
At December 31, 2018, Viskase had U.S. federal net operating loss carryforwards of $68 million which will begin expiring in the year 2024 and forward, and foreign net operating loss carryforwards of $19 million with unlimited carryforward period and $5 million with a five-year carryforward period.
On August 1, 2018, CVR Energy completed an exchange offer whereby CVR Refining's public unitholders tendered a total of 21,625,106 common units of CVR Refining in exchange for 13,699,549 shares of CVR Energy common stock. As a

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

result of the exchange offer, AEPC owned less than 80% of the common stock of CVR Energy and CVR Energy deconsolidated from the AEPC consolidated federal income tax group. Beginning with the tax period after the exchange, CVR Energy became the parent of a new consolidated group for U.S. federal income tax purposes and will file and pay its federal income tax obligations directly to the Internal Revenue Service.
As of December 31, 2018, we have not provided taxes on approximately $54 million of undistributed earnings in foreign subsidiaries which are deemed to be indefinitely reinvested. If at some future date these earnings cease to be permanently reinvested, we may be subject to foreign income and withholding taxes upon repatriation of such amounts.
Enactment of U.S. Tax Legislation
On December 22, 2017, The Tax Cuts and Jobs Act (the "Tax Legislation") was enacted in the United States, significantly revising certain U.S. corporate income tax provisions; including, among other items, a reduction of the U.S. corporate rate from 35% to 21%, effective for tax year beginning after December 31, 2017; the transition of U.S. international taxation from a worldwide tax system to a territorial system; and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, (or, if greater, November 2, 2017) of a “specified foreign corporation” which includes controlled foreign corporations and other foreign corporations which have at least one U.S. corporate shareholder that owns 10% or more of the value or voting power of such foreign corporation. We estimated the impact of the Tax Legislation on our income tax provision for the year ended December 31, 2017 in accordance with our understanding of the Tax Legislation and guidance available at the date of this filing and as a result have recorded adjustments to the various tax balances, current, long-term and deferred tax assets and liabilities, all during the fourth quarter of 2017, the period in which the Tax Legislation was enacted. The actual amounts recorded in 2017 were not significantly different from the provisional amounts estimated in the prior year tax provision.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of The Tax Legislation. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We currently estimate no additional tax due in 2018 from the GILTI inclusion.
Under the Tax Legislation, an entity must pay a Base Erosion Anti-Abuse Tax ("BEAT") if the BEAT is greater than its regular tax liability. We currently estimate no additional tax due in 2018 pursuant to the BEAT provisions.
Accounting for Uncertainty in Income Taxes
A summary of the changes in the gross amounts of unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Balance at January 1	$34	$52	$56
Addition based on tax positions related to the current year	—	—	2
Increase for tax positions of prior years	6	—	—
Decrease for tax positions of prior years	—	(3)	(1)
Decrease for statute of limitation expiration	(6)	(15)	(5)
Balance at December 31	$34	$34	$52

At December 31, 2018, 2017 and 2016, we had unrecognized tax benefits of $34 million, $34 million and $52 million, respectively. Of these totals, $30 million, $28 million and $37 million represent the amount of unrecognized tax benefits that if recognized, would affect the annual effective tax rate in the respective periods. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.
During the next 12 months, CVR Energy believes that it is reasonably possible that unrecognized tax benefits of CVR Energy may decrease by approximately $3 million due to statute expirations. We do not anticipate any significant changes to the amount of our unrecognized tax benefits in our other business segments during the next 12 months.
We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. We recorded $1 million, $2 million and $9 million as of December 31, 2018, 2017 and 2016, respectively, in liabilities for tax related net interest and penalties in our consolidated balance sheets. Income tax (benefit) expense related to interest and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

penalties were $(1) million, $(7) million and $1 million for the years December 31, 2018, 2017 and 2016, respectively. We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We and our subsidiaries are no longer subject to U.S. federal tax examinations for years before 2015 or state and local examinations for years before 2013, with limited exceptions.

15.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Retirement Benefits, Net of Tax	Hedge Instruments, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2017	$(572)	$(15)	$(797)	$(1,384)
Other comprehensive income (loss) before reclassifications, net of tax	1	(3)	(86)	(88)
Reclassifications from accumulated other comprehensive income to earnings	20	—	—	20
Other comprehensive income (loss), net of tax	21	(3)	(86)	(68)
Dispositions of consolidated subsidiaries	504	18	846	1,368
Balance, December 31, 2018	$(47)	$—	$(37)	$(84)

Dispositions of consolidated subsidiaries in the table above is included in changes in subsidiary equity and other in the consolidated statement of changes in equity.

16.	Other Income, Net.
Other income, net consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Other derivative (loss) income	$(1)	$(41)	$66
Dividend expense	(2)	(10)	(14)
Loss on extinguishment of debt	—	(12)	(5)
Equity earnings from non-consolidated affiliates	7	1	—
Foreign currency transaction (loss) income	(1)	1	(3)
Tax settlement gain	—	38	—
Non-service pension and other post-retirement benefits expense	(8)	(4)	(4)
Other	5	5	2
	$—	$(22)	$42

17.	Commitments and Contingencies.
Environmental Matters
Due to the nature of our business, certain of our subsidiaries' operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities were $37 million and $34 million as of December 31, 2018 and December 31, 2017, respectively, primarily within our Energy and Metals segments and which are included in accrued expenses and other liabilities in our consolidated balance sheets. In addition to the above, Federal-Mogul had environmental liabilities of $16 million as of December 31, 2017, which is included in liabilities held for sale in our consolidated balance sheets. We do not

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.
Energy
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
As of December 31, 2018 and 2017, our Energy segment had environmental accruals of $8 million and $4 million, respectively, representing estimated costs for future remediation efforts at certain sites.
Metals
PSC Metals has been designated as a potentially responsible party ("PRP") under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. In addition, one of PSC Metals' Knoxville, Tennessee locations was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. PSC Metals has entered into Tennessee's Voluntary Clean-Up Oversight and Assistance Program ("VOAP") and expects to enter into a settlement with the Tennessee Department of Environment and Conservation ("TDEC") in the future. Currently, PSC Metals believes that it has adequately reserved for the cost of any potential future remediation associated with its Knoxville location, but cannot fully assess the impact of all costs or liabilities associated with TDEC's investigations. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these other sites to be immaterial as of both December 31, 2018 and 2017. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material to its operations.
Certain of PSC Metals' facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals' operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon its management's judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $27 million and $28 million at December 31, 2018 and 2017, respectively. PSC Metals believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business. Estimates of PSC Metals' liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a PRP at additional sites. The impact of such future events cannot be estimated at the current time.
Renewable Fuel Standards
CVR Refining is subject to the renewable fuel standards ("RFS") of the EPA that require refiners to either blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. CVR Refining is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market, as well as obtain waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS.
CVR Refining's expenses for its compliance with RFS were $60 million, $249 million and $206 million for years ended December 31, 2018, 2017 and 2016, respectively, which are included in cost of goods sold in our consolidated financial statements. CVR Refining's costs to comply with RFS include the purchased cost of RINs, the impact of recognizing CVR

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Refining’s uncommitted biofuel blending obligation at fair value based on market prices at each reporting date and the valuation change of RINs purchases in excess of CVR Refining’s RFS obligation as of the reporting date. As of December 31, 2018 and 2017, CVR Refining's biofuel blending obligation was $4 million and $28 million, respectively, which is included in accrued expenses and other liabilities in our consolidated balance sheets.
Litigation
From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.
Energy
CVR Energy, CVR Refining and its general partner, Icahn Enterprises and certain other affiliates and individuals have each been named in at least one of seven lawsuits filed in the Court of Chancery of the State of Delaware by purported former unitholders of CVR Refining, on behalf of themselves and an alleged class of similarly situated unitholders (the “Call Option Lawsuits”). The Call Option Lawsuits primarily allege breach of contract, tortious interference and breach of the implied covenant of good faith and fair dealing and seek monetary damages and attorneys’ fees, among other remedies, relating to CVR Energy's exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner. The Call Option Lawsuits are in the earliest stages of litigation. CVR Energy believes the Call Option Lawsuits are without merit and intends to vigorously defend against them.
Federal-Mogul
On March 3, 2017, certain purported former stockholders of Federal-Mogul Holdings Corporation filed a petition in the Delaware Court of Chancery seeking an appraisal of the value of common stock they claim to have held at the time of the January 23, 2017 merger of IEH FM Holdings, LLC into Federal-Mogul Holdings Corporation. IEH FM Holdings, LLC was a wholly-owned subsidiary of Icahn Enterprises. Federal-Mogul Holdings LLC filed an answer to the petition on March 28, 2017. A second petition for appraisal was filed by purported former stockholders of Federal-Mogul Holdings Corporation on May 1, 2017. The two cases were consolidated on May 10, 2017, captioned In re Appraisal of Federal-Mogul Holdings LLC, C.A. No. 2017-0158-AGB. In connection with this matter, we contributed $56 million to Federal-Mogul in 2018 prior to our sale of Federal-Mogul.
On April 25, 2014, a group of plaintiffs brought an action against Federal-Mogul Products, Inc. ("FM Products"), a wholly-owned subsidiary of Federal-Mogul, alleging injuries and damages associated with the discharge of chlorinated hydrocarbons by the former owner of a facility located in Kentucky. Since 1998, when FM Products acquired the facility, it has been cooperating with the applicable regulatory agencies on remediating the prior discharges pursuant to an order entered into by the facility’s former owner. FM Products negotiated a settlement agreement with plaintiff's counsel which was approved by the required number of plaintiffs and, following a fairness hearing, given final approval by the court on July 13, 2018. In connection with this matter, FM Products paid $3 million pursuant to the settlement agreement in 2018 prior to our sale of Federal-Mogul.
Other Matters
Pension Obligations
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 91.7% of Icahn Enterprises' outstanding depositary units as of December 31, 2018. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the "PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by ACF. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the ACF plans have been met as of December 31, 2018. If the plans were voluntarily terminated, they would be underfunded by approximately $80 million as of December 31, 2018. These results are based on the most recent information provided by the plans’ actuary. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
The current underfunded status of the ACF pension plans requires them to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.
Starfire Holding Corporation ("Starfire"), which is 99.6% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group, including ACF. The Starfire indemnity provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.
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
Unconditional Purchase Obligations
Unconditional purchase obligations are primarily within our Energy segment relating to commitments for petroleum products storage and transportation, electricity supply agreements, product supply agreements, commitments related to CVR Energy's biofuel blending obligation and various agreements for gas and gas transportation. The minimum required payments for our Energy segment's unconditional purchase obligations are as follows:

Year	Amount
(in millions)
2019	$129
2020	89
2021	78
2022	76
2023	75
Thereafter	444
$891

CVR Energy is a party to various supply agreements which commit it to purchase minimum volumes of crude oil, hydrogen, oxygen, nitrogen, petroleum coke and natural gas to run its facilities’ operations. For the years ended December 31, 2018, 2017 and 2016. amounts purchased under these supply agreements totaled approximately $214 million, $209 million and $151 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Leases
Consolidated future minimum lease payments under operating leases with initial terms of one or more years consist of the following at December 31, 2018:

Year	Amount
(in millions)
2019	$196
2020	175
2021	152
2022	134
2023	85
Thereafter	235
$977

Rent expense under operating leases for the years ended December 31, 2018, 2017 and 2016 was $168 million, $155 million and $136 million, respectively.

18.	Pension and Other Post-Retirement Benefit Plans.
Pension and other post-retirement benefit plan costs and obligations are primarily within our Food Packaging segment. Pension plans and other post-retirement benefit plans for other segments are not material and are not included in our disclosures below.
Viskase sponsors several defined benefit pension plans, including defined contribution plans, varying by country and subsidiary. Additionally, Viskase sponsors health care and life insurance benefits for certain employees and retirees around the world. The pension benefits are funded based on the funding requirements of federal and international laws and regulations, as applicable, in advance of benefit payments and the other benefits are funded as benefits are provided to participating employees.
Components of net periodic benefit cost (credit) are as follows:

	U.S. and Non-U.S. Pension Benefits
	Year Ended December 31,
	2018	2017	2016
	(in millions)
Service cost	$1	$1	$1
Interest cost	6	7	7
Expected return on plan assets	(6)	(8)	(8)
Amortization of actuarial losses	1	5	4
Settlement loss recognized	7	—	—
	$9	$5	$4

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides disclosures for Viskase's benefit obligations, plan assets, funded status, and recognition in the consolidated balance sheets. As pension costs for Viskase are not material to our consolidated financial position and results of operations, we do not provide information regarding their inputs and valuation assumptions.

	U.S and Non-U.S. Pension Benefits
	2018	2017
	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$187	$164
Service cost	1	1
Interest cost	6	7
Benefits paid	(8)	(10)
Actuarial (gain) loss	(11)	9
Plan settlements	(28)	—
Increase due to acquisitions	—	15
Currency translation	(1)	1
Benefit obligation, end of year	146	187
Change in plan assets:
Fair value of plan assets, beginning of year	115	110
Actual return on plan assets	(6)	15
Employer contributions	3	—
Plan settlements	(28)	—
Benefits paid	(7)	(10)
Fair value of plan assets, end of year	77	115
Funded status of the plan and amounts recognized in the consolidated balance sheets	$(69)	$(72)
Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts	$(45)	$(50)

Defined Benefit Plans Measured at Fair Value on a Recurring Basis
The following table presents Viskase's defined benefit plan assets measured at fair value on a recurring basis:

	December 31, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in millions)
U.S. and Non-U.S. Plans:
Cash and cash equivalents	$3	$—	$3	$4	$—	$4
Government debt securities	1	2	3	1	3	4
Exchange traded funds	16	—	16	26	—	26
Mutual funds	22	2	24	36	3	39
Common stock	21	—	21	33	—	33
	$63	$4	$67	$100	$6	$106
Investments measured at net asset value			10			9
Plan assets measured at fair value			$77			$115

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Supplemental Cash Flow Information.
Supplemental cash flow information consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Continuing Operations:
Cash payments for interest, net of amounts capitalized	$484	$499	$489
Net cash (receipts) payments for income taxes, net of refunds	20	39	10
Capital expenditures included in accounts payable, accrued expenses and other liabilities	17	8	18
Equity investment consideration received from sale of business	1,241	—	—
Acquisition of subsidiary common stock included in accrued expenses and other liabilities	—	51	—
Seller financing secured mortgages resulting from disposition of assets	—	375	—
Investments in subsidiaries prior to acquiring a controlling interest	—	—	286
Discontinued Operations:
Capital expenditures included in accounts payable, accrued expenses and other liabilities	48	72	71

20.	Subsequent Events.
Icahn Enterprises
Distribution
On February 26, 2019, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about April 17, 2019 to depositary unitholders of record at the close of business on March 11, 2019. Depositary unitholders will have until April 8, 2019 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending April 15, 2019. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Quarterly Financial Data (Unaudited).
Unaudited quarterly financial data for Icahn Enterprises is presented below:

	For the Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
	(in millions, except per unit data)
Net sales	$2,363	$2,310	$2,820	$2,277	$2,815	$2,334	$2,578	$2,385
Gross margin on net sales	390	326	406	259	457	328	376	135
Total revenues	2,983	2,378	3,423	4,353	2,569	3,406	2,802	2,482
Income (loss) from continuing operations	378	(208)	421	1,637	(323)	790	(194)	138
Income from discontinued operations	45	48	167	88	176	39	1,376	59
Net income (loss)	423	(160)	588	1,725	(147)	829	1,182	197
Net loss (income) attributable to non-controlling interests	286	(142)	279	172	(273)	232	247	(101)
Net income (loss) attributable to Icahn Enterprises	$137	$(18)	$309	$1,553	$126	$597	$935	$298

Basic income (loss) per LP unit:
Continuing operations	$0.58	$(0.34)	$0.86	$9.04	$(0.20)	$3.37	$(2.28)	$1.61
Discontinued operations	0.19	0.22	0.84	0.47	0.88	0.16	10.31	0.11
	$0.77	$(0.12)	$1.70	$9.51	$0.68	$3.53	$8.03	$1.72
Diluted income (loss) per LP unit:
Continuing operations	$0.58	$(0.34)	$0.86	$9.04	$(0.20)	$3.37	$(2.28)	$1.61
Discontinued operations	0.19	0.22	0.84	0.47	0.88	0.16	10.31	0.11
	$0.77	$(0.12)	$1.70	$9.51	$0.68	$3.53	$8.03	$1.72

The comparability of our unaudited quarterly financial data is affected by, among other things, (i) the performance of the Investment Funds, (ii) the results of our Energy segment's operations, impacted by the relationship of its refined product prices and prices for crude oil and other feedstocks, (iii) impairment charges, primarily in our Automotive segment in the fourth quarter of 2018, (iv) gains on dispositions of assets, primarily in our Railcar and Real Estate segments in the second and third quarters of 2017, respectively, and (v) the enactment of tax legislation in the United States in 2017. In addition, in connection with our sales of Federal-Mogul, Tropicana and ARI, we recorded aggregate pre-tax gains on the sales of discontinued operations of approximately $1.4 billion in the fourth quarter of 2018.
Our unaudited quarterly financial data presented above differs from the results of operations reported in each of our quarterly reports on Form 10-Q filed with the SEC during 2018 due to the recasting of the results of Federal-Mogul and Tropicana to discontinued operations for all periods presented beginning in the second quarter of 2018 and the recasting of the results of ARI to discontinued operations for all periods presented beginning in the fourth quarter of 2018. Certain other reclassifications were made that did not significantly impact our historical reported results.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for an assessment of the effectiveness of internal control over financial reporting; as such items are defined in Rule 13a-15f under the Exchange Act.
Our internal control over financial reporting is designed to provide reasonable assurance that our financial reporting and preparation of financial statements is reliable and in accordance with generally accepted accounting principles. Our policies and procedures are designed to provide reasonable assurance that transactions are recorded and records are maintained in reasonable detail as necessary to accurately and fairly reflect transactions and that all transactions are properly authorized by management in order to prevent or timely detect unauthorized transactions or misappropriation of assets that could have a material effect on our financial statements.
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
Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2018, is effective.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners
Icahn Enterprises L.P.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2018, and our report dated March 1, 2019 expressed an unqualified opinion on those financial statements.
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
March 1, 2019

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The names, offices held and ages of the directors and executive officers of Icahn Enterprises G.P., Inc. ("Icahn Enterprises GP"), the general partner of each of Icahn Enterprises L.P. ("Icahn Enterprises") and Icahn Enterprises Holdings L.P. ("Icahn Enterprises Holdings") as of February 28, 2019 are as follows:

Name	Age	Position
Carl C. Icahn	83	Chairman of the Board
Keith Cozza	40	President, Chief Executive Officer and Director
SungHwan Cho	44	Chief Financial Officer and Director
Peter Reck	52	Chief Accounting Officer
Michael Nevin	35	Managing Director of Icahn Enterprises and Director
William A. Leidesdorf	73	Director
James L. Nelson (1)	69	Director
Jack G. Wasserman	82	Director
(1) On March 1, 2019, in connection with his appointment to the board of directors of Caesars Entertainment Corporation as a designee of Icahn Capital LP, James L. Nelson, a member of the Board of Directors of Icahn Enterprises GP and a member of its audit committee, notified Icahn Enterprises of his intention to resign from the Board of Directors, effective March 8, 2019. Mr. Nelson’s resignation was not the result of any dispute or disagreement with Icahn Enterprises GP or us on any matter relating to our operations, policies or practices. The Board of Directors has initiated a search process to identify a successor.

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
Carl C. Icahn has served as Chairman of the Board and a director of Starfire Holding Corporation, a privately-held holding company, and Chairman of the Board and a director of various subsidiaries of Starfire, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly-owned subsidiary of Icahn Enterprises and certain related entities, Mr. Icahn’s principal occupation has been managing private investment funds, including Icahn Partners LP and Icahn Partners Master Fund LP. Since 1990, Mr. Icahn has been Chairman of the Board of Icahn Enterprises GP, the general partner of Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn was previously: Chairman of the Board of Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts, from 2010 until 2018; Chairman of the Board of CVR Refining, LP from 2013 to 2018; Chairman of the Board of CVR Energy, Inc., from 2012 to 2018; President and a member of the Executive Committee of XO Holdings, from 2011 to 2017, and Chairman of the Board of its predecessors, from 2003 to 2011; a director of Federal-Mogul LLC, a supplier of automotive powertrain and safety components, from 2007 to 2015, and the non-executive Chairman of the Board of Federal-Mogul LLC, from 2008 to 2015; Chairman of the Board of American Railcar Industries, Inc., a railcar manufacturing company, from 1994 to 2014; a director of American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, from 2004 to 2013; a director of WestPoint Home LLC, from 2005 to 2011; and a director of Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, from 1993 to 2010.
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
Keith Cozza has been the President and Chief Executive Officer of Icahn Enterprises since February 2014. In addition, Mr. Cozza has served as Chief Operating Officer of Icahn Capital LP, the subsidiary of Icahn Enterprises through which Carl C. Icahn manages investment funds, since February 2013. From February 2013 to February 2014, Mr. Cozza served as Executive Vice President of Icahn Enterprises. Mr. Cozza is also the Chief Financial Officer of Icahn Associates Holding LLC, a position he has held since 2006. Mr. Cozza has been a: director of Tenneco Inc., manufacturers of Ride Performance, Clean Air products and technology solutions for automotive and commercial vehicles, since October 2018; Chairman of the Board of Xerox Corporation, a provider of document management solutions, since May 2018; and a director of Icahn Enterprises since September 2012. In addition, Mr. Cozza serves as a director of certain wholly-owned subsidiaries of Icahn Enterprises, including: Icahn Automotive Group LLC and PSC Metals LLC. Mr. Cozza was previously: a director of Federal-Mogul LLC, a supplier of automotive powertrain and safety components, until October 2018; a director of Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts, from February 2014 until October 2018; a director of Herbalife Ltd., a nutrition company, from April 2013 until April 2018; a member of the Executive Committee of American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, from June 2014 to June 2017; a director of FCX Oil & Gas Inc., a wholly-owned subsidiary of Freeport-McMoRan Inc., from October 2015 to April 2016; a director of CVR Refining, LP from January 2013 to February 2014; and a director of MGM Holdings Inc., an entertainment company focused on the production and distribution of film and television content, from April 2012 to August 2012. Icahn Enterprises, Icahn Automotive Group LLC, PSC Metals LLC and CVR Refining, LP each are indirectly controlled by Carl C. Icahn, and Federal-Mogul LLC, Tropicana Entertainment Inc. and American Railcar Leasing LLC were previously indirectly controlled by Mr. Icahn. Mr. Icahn has or previously had non-controlling interests in Tenneco Inc., Xerox Corporation, Herbalife Ltd., Freeport-McMoRan, and MGM Holdings through the ownership of securities.
Mr. Cozza brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In particular, his experience as Chief Financial Officer of Icahn Associates Holding LLC enables him to understand the complex business and financial issues that we may face.
SungHwan Cho has served as Chief Financial Officer of Icahn Enterprises since March 2012. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises since October 2006. Mr. Cho has been a director of: Hertz Global Holdings, Inc., a company engaged in the car rental business, since May 2017; Ferrous Resources Ltd since June 2015; Icahn Enterprises since September 2012; and CVR Energy, Inc. since May 2012 (and has been Chairman of the Board of CVR Energy, Inc. since June 2018). In addition, Mr. Cho serves as a director of certain wholly-owned subsidiaries of Icahn Enterprises, including: Icahn Automotive Group LLC; PSC Metals LLC; and WestPoint Home LLC. Mr. Cho was previously: a member of the Executive Committee of American Railcar Leasing LLC, a lessor an seller of specialized railroad tank and covered hopper railcars, from September 2013 to June 2017; a director of CVR Partners, LP from May 2012 to April 2017; a director of Viskase Companies, Inc. from November 2006 to April 2017; a director of Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 to November 2013; a director (from June 2011) and Chairman of the Board (from July 2014) of American Railcar Industries, Inc., a railcar manufacturing company, until December 2018; a director of Federal-Mogul LLC, a supplier of automotive powertrain and safety components, until October 2018; and a director (from January 2013) and Chairman of the Board (from June 2018) of CVR Refining, LP Ferrous Resources Ltd, Icahn Enterprises, CVR Energy, Inc., Icahn Automotive Group LLC, PSC Metals LLC, WestPoint Home LLC, CVR Partners, LP, Viskase Companies, Inc. and CVR Refining, LP each are indirectly controlled by Carl C. Icahn, and American Railcar Industries, Inc., Federal-Mogul LLC and American Railcar Leasing LLC were previously indirectly controlled by Mr. Icahn. Mr. Icahn has or previously had a non-controlling interest in each of Hertz Global Holdings and Take-Two Interactive Software through the ownership of securities.
Mr. Cho brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In particular, his service as Chief Financial Officer of Icahn Enterprises and Icahn Enterprises Holdings enables him to understand the complex business and financial issues that we may face.
Peter Reck has served as Chief Accounting Officer of Icahn Enterprises since March 2012, and as its Secretary since April 2012. Mr. Reck was Controller of Icahn Enterprises and Icahn Enterprises Holdings from November 2005 to March 2012. Mr. Reck has served as director of: Icahn Automotive Group LLC since 2017; The Pep Boys - Manny, Moe & Jack, since February 2016; and Viskase Companies, Inc. since March 2012. Previously, Mr. Reck served as Controller of Family Office and Treasurer of Philanthropies for Bromor Management, the Family Office of Charles Bronfman. Mr. Reck also served as Controller for the Bank of Uruguay and worked at KPMG LLP in their audit practice.
Michael Nevin has served as a director of Icahn Enterprises' general partner, Icahn Enterprises GP, since December 2018 and has served as Managing Director since June 2018. In addition, Mr. Nevin has served as Chief Financial Officer of Icahn Automotive Group LLC since February 2019. From July 2015 to June 2018, Mr. Nevin served as a Financial Analyst at Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Nevin was employed by Jefferies LLC as a Research Analyst from 2014 to 2015 covering the utilities sector. Mr. Nevin was also employed by JP Morgan Investment Bank in various roles from 2009 to 2014, most recently as an Associate from 2012 to 2014. Mr. Nevin is married to the daughter of Carl C. Icahn, the Chairman of the Board of Icahn Enterprises. Mr. Nevin has been a director of: Viskase Companies, Inc. since April 2017; Ferrous Resources Ltd since December 2016; and Conduent Incorporated, a provider of business process outsourcing services, since December 2016. Icahn Enterprises has a non-controlling interest in Conduent through the ownership of securities. Mr. Nevin was previously: a director of American Railcar Industries, Inc., a railcar manufacturing company, from February 2017 to December 2018; and a director of Federal-Mogul LLC, a supplier of automotive powertrain and safety components, from February 2016 through its sale in October 2018. American Railcar Industries, Inc. and Federal-Mogul LLC were previously indirectly controlled by Mr. Icahn.

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
James L. Nelson has served as a director of Icahn Enterprises' general partner, Icahn Enterprises GP, since June 2001 and is a member of our audit committee. Mr. Nelson has been a director of: IEH Auto Parts LLC since June 2015, an Icahn Enterprises’ subsidiary; and Herbalife Ltd., a nutrition company in which Mr. Icahn holds a non-controlling interest through the ownership of securities, since April 2014. Mr. Nelson has served as Chief Executive Officer, director and chairman of the audit committee of Global Net Lease Inc., a publicly traded real estate investment trust, since March 2017. Mr. Nelson previously served as: a director of New York REIT, Inc., a publicly traded real estate investment trust, from November 2015 to June 2017; a director and member of the compensation, governance and strategic alternatives committees of Voltari Corporation, a commercial real estate company controlled by Mr. Icahn, from June 2011 through September 2015 (and, from January 2012 through September 2015, served as chairman of its board of directors); a director of VII Peaks Co-Optivist Income BDC II, Inc., an externally managed, closed-end management investment company, from November 2013 through August 2014; a director of Ubiquity Broadcasting Corporation, a vertically integrated, technology-focused media company, from April 2014 to August 2014; a director and member of the audit committee of Tropicana Entertainment Inc. from March 2010 to May 2014; a director and member of the Governance and Nominating Committee of SITO Mobile, Ltd., a technology-based mobile solutions provider serving businesses, advertisers and brands, from May 2013 to April 2014; a director and member of the audit committee of Take Two Interactive Software, Inc., a publisher, developer, and distributor of video games and video game peripherals in which Mr. Icahn previously held an interest through the ownership of securities, from April 2010 through November 2013; a director and as chairman of the audit committee of the board of directors of Cequel Communications, an owner and operator of a large cable television system, from April 2008 to November 2012; and a director and chairman of the audit committee of Viskase Companies, Inc. from April 2003 through April 2010.
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

Audit Committee
James L. Nelson, William A. Leidesdorf and Jack G. Wasserman serve on our audit committee. As discussed above, Mr. Nelson has resigned as a director and member of the audit committee effective as of March 8, 2019. We believe that the audit committee members are “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules of the NASDAQ Stock Market ("NASDAQ"). A copy of the audit committee charter is available on our website at www.ielp.com/corporate-governance or may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.
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
Audit Committee Report
The audit committee has confirmed that: (1) the audit committee reviewed and discussed our audited financial statements for the year ended December 31, 2018 with management; (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU§380); (3) the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1; and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the board of directors that our audited financial statements for the year ended December 31, 2018 be included in this Report.
This report is provided by the following independent directors, who constitute the audit committee:
William A. Leidesdorf
James L. Nelson
Jack G. Wasserman

Code of Business Conduct and Ethics
Icahn Enterprises GP's board of directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is available on our website at www.ielp.com/corporate-governance and may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.
NASDAQ Corporate Governance Compliance
Pursuant to Rule 5615(a)(4)(J) of the NASDAQ corporate governance requirements, in the event that an executive officer of Icahn Enterprises' or Icahn Enterprises Holdings', or a person performing an equivalent role, becomes aware of any noncompliance with NASDAQ's corporate governance requirements, he or she is required to provide prompt notice to NASDAQ of such noncompliance. As of February 28, 2019, we believe that we are compliant with NASDAQ's corporate governance requirements.
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
Board of Directors Role in Risk Oversight
In connection with its oversight responsibilities, the board of directors, including the audit committee, periodically reviews the significant risks that we face. These risks include strategic, financial, operational and compliance risks. The board of directors administers its risk oversight responsibilities through its Chief Executive Officer and its Chief Financial Officer, who, together with our chief auditor and management representatives of each of our operating subsidiaries, review and assess the operations of the businesses as well as each respective management's identification, assessment and mitigation of the material risks affecting our operations.
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

Item 11. Executive Compensation.
Company Structure and Reporting Requirements
Icahn Enterprises is a master limited partnership ("MLP") and is not subject to the proxy solicitation rules as required by section 14A of the Exchange Act or §240.14a-20. Furthermore, because Icahn Enterprises has not ever been a TARP recipient, as defined in section 111(a)(3) of the Emergency Economic Stabilization Act of 2008, it is not subject to §240.14a-20. As an MLP, pursuant to Icahn Enterprises' partnership agreement, the general partner, Icahn Enterprises GP, has exclusive management powers over the business and affairs of Icahn Enterprises. That is, Icahn Enterprises GP’s stockholders have the right to elect members of Icahn Enterprises GP's board of directors, who, in turn, elect the officers of Icahn Enterprises. Accordingly, Icahn Enterprises does not hold annual meetings to elect its directors.

Compensation Discussion and Analysis
The following section provides an overview and analysis of our compensation programs, the compensation decisions we have made under those programs, and the factors we considered in making those decisions. Later in this section, under the heading “Additional Information Regarding Executive Compensation,” we provide a table containing specific information about the compensation earned by the following individuals in 2018, whom we refer to as our named executive officers:

•	Carl C. Icahn, Chairman of the Board(1)

•	Keith Cozza, President and Chief Executive Officer(2)

•	SungHwan Cho, Chief Financial Officer(3)

•	Peter Reck, Chief Accounting Officer
(1) In addition, Mr. Icahn serves as Chief Executive Officer of our subsidiary, Icahn Capital LP and of the Investment Funds.
(2) In addition, Mr. Cozza also serves as the Chief Operating Officer of Icahn Capital LP, serves as director of Icahn Enterprises and Icahn Enterprises Holdings and holds officer and/or director positions at certain of our other subsidiaries.
(3) In addition, Mr. Cho serves as a director of Icahn Enterprises and Icahn Enterprises Holdings.
The discussion below is intended to help you understand the detailed information provided in the table and put that information into context within our overall compensation program.
Overview of Compensation Program
Throughout this narrative discussion and in the accompanying table, we refer to our named executive officers. The key compensation package provided to our named executive officers consists of (i) base salary, (ii) incentive compensation and (iii) other benefits. The key compensation provided to our named executive officers for 2018 consisted of salary and bonuses. See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for the compensation received by each of our named executive officers for 2018. Executive compensation levels and bonuses are established based upon the recommendation of our chairman, which are discussed with members of the board. The board of directors does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.
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

Allocation of Compensation
There is no pre-established policy or target for the allocation of compensation. As we are a limited partnership and a controlled entity, under the NASDAQ listing rules, our status as an MLP exempts us from certain corporate governance rules, including the requirement to maintain a compensation committee. In 2018, the total compensation granted to named executive officers was in the form of cash compensation.
Compensation Components
Base Salary
Base salaries for executive officers are determined based on job performance, job responsibilities and teamwork.
Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds.
Generally, total compensation is used in determining the amount of contributions permitted under our 401(k) Plan. In addition, base salary may include accrued but unused paid time off ("PTO") days that have been paid in accordance with the Company's PTO policy.
See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for detailed information on the compensation received by each of our named executive officers for 2018.
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
For 2018, Messrs. Cozza, Cho and Reck received discretionary bonuses of $5,000,000, $1,700,000 and $225,000, respectively.
401(k) Plan and Other Benefits
For 2018, Messrs. Cozza, Cho and Reck were our only named executive officers participating in our qualified Icahn Enterprises Holdings 401(k) Plan (the "401(k) Plan"), and thus received matching contributions for 2018. The matching contributions for the respective named executive officer in 2018 are disclosed in our Summary Compensation Table under “All Other Compensation” and in the related footnote. Mr. Icahn was our only named executive who did not participate in the 401(k) Plan for 2018. Our 401(k) Plan helps employees save and prepare financially for retirement.
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
Perquisites
The total value of all perquisites and personal benefits (exclusive of 401(k) Plan matching contributions) provided to each of our named executive officers for 2018, 2017 and 2016 was less than $10,000 per person, except for Mr. Icahn, for whom perquisites and other benefits are identified in the Summary Compensation Table under the “All Other Compensation” column and in related footnotes.

CEO Pay Ratio
Our Chief Executive Officer to median employee pay ratio is calculated in accordance with Regulation S-K. To determine our Chief Executive Officer pay ratio and our median employee, we utilized data as of December 31, 2018 (the "Determination Date"). As of the Determination Date, we and our consolidated subsidiaries employed approximately 29,000 full-time, part-time, temporary and seasonal employees, of which approximately 17% were employed internationally. From this population of employees, as permitted by Regulation S-K, we excluded all employees (totaling 474 employees) located in the following countries, which represented approximately 1.6% of our total employee population:

Country	Number of Employees
Aruba	239
Germany	235
We identified the median employee by examining the 2018 total cash compensation (inclusive of any bonuses) for all individuals, excluding our Chief Executive Officer, who were employed by us on the Determination Date. We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees or other forms of non-cash compensation. We included all employees, except as disclosed above, whether employed on a full-time, part-time, temporary or seasonal basis. We did not utilize any sampling methods and we did not make any assumptions, adjustments, or estimates with respect to total cash compensation, except to annualize full-time and part-time employees who were hired during 2018 and to translate any compensation measured in a foreign currency to U.S. Dollars.
After identifying the median employee based on total cash compensation, we calculated the total annual compensation for such employee using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table below. The median employee's total annual compensation for 2018 was $31,840. Our Chief Executive Officer's total annual compensation for 2018 was $6,539,608. The ratio of our Chief Executive Officer's total annual compensation to our median employee's total annual compensation for 2018 was 205:1.
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
William A. Leidesdorf
James L. Nelson
Jack G. Wasserman
Compensation Committee Interlocks and Insider Participation
During 2018, our entire board of directors, including Mr. Icahn, participated in deliberations concerning executive compensation. During 2018, none of our executive officers served on the compensation committee (or equivalent), or the board of directors of another entity whose executive officer(s) served on our board of directors.

Additional Information Regarding Executive Compensation
The following table sets forth information in respect of the compensation earned for services to us and/or our subsidiaries by each of our named executive officers for 2018.
Summary Compensation Table

	Annual Compensation(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Carl C. Icahn(2) Chairman of the Board	2018	1	—	66,142	(3)	66,143
	2017	1	—	102,547	(3)	102,548
	2016	1	—	104,910	(3)	104,911

Keith Cozza(4) President and Chief Executive Officer	2018	1,528,889	5,000,000	10,719	(3)	6,539,608
	2017	1,511,582	4,000,000	10,562	(3)	5,522,144
	2016	1,557,736	2,500,000	10,779	(3)	4,068,515

SungHwan Cho (5) Chief Financial Officer	2018	849,254	1,700,000	10,719	(3)	2,559,973
	2017	840,023	1,400,000	10,562	(3)	2,250,585
	2016	822,616	1,200,000	10,779	(3)	2,033,395

Peter Reck (6) Chief Accounting Officer	2018	321,932	225,000	10,152	(3)	557,084
	2017	316,395	215,000	9,742	(3)	541,137
	2016	300,000	215,000	9,774	(3)	524,774

(1)
Pursuant to applicable regulations, certain columns of the Summary Compensation Table have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, any of our subsidiaries or by Icahn Enterprises GP, which was subsequently reimbursed by us, required to be reported in those columns.

(2)
The salary indicated above represents compensation paid to Mr. Icahn in each of 2018, 2017 and 2016 for his services as Chief Executive Officer of our subsidiary, Icahn Capital LP, and of the general partners of the Investment Funds. Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds for which he currently receives an annual base salary of $1 per annum. Mr. Icahn does not receive director fees from us.

(3)
Represents other compensation paid to the following named executive officers: (i) Carl C. Icahn, $29,499, $20,107 and $20,107, in medical and dental benefits for 2018, 2017 and 2016, respectively; $955 in life insurance paid by us for each of 2018, 2017 and 2016; and in his capacity as the Chairman of the Board of Federal-Mogul, $35,688, $81,485 and $83,848 representing the incremental cost of Mr. Icahn's personal use of Federal-Mogul's corporate aircraft for 2018, 2017 and 2016, respectively. Mr. Icahn received no fees or compensation from Federal-Mogul for 2018, 2017 and 2016 other than the use of the corporate aircraft as discussed above. The calculation of incremental cost for the personal use of Federal-Mogul's corporate aircraft includes the variable costs incurred as a result of personal flight activity, which are comprised of a portion of ongoing maintenance and repairs, aircraft fuel, airport fees, catering, and fees and travel expenses for the flight crew. The use of the aircraft for personal use by Mr. Icahn was approved by the board of directors and the Compensation Committee of Federal-Mogul; (ii) Mr. Cozza, $8,438, $8,281 and $8,438 in matching contributions under our 401(k) Plan for 2018, 2017 and 2016, respectively; $1,326, $1,326 and $1,386 in medical and dental benefits paid by us for 2018, 2017 and 2016, respectively; $955 in life insurance premiums paid by us for each of 2018, 2017 and 2016; (iii) Mr. Cho, $8,438, $8,281 and $8,438 in matching contributions under our 401(k) Plan for 2018, 2017 and 2016, respectively; $1,326, $1,326 and $1,386 in medical and dental benefits paid by us for 2018, 2017 and 2016, respectively; and $955 in life insurance premiums paid by us for each of 2018, 2017 and 2016; and (iv) Mr. Reck, $8,655, $8,281 and $8,291 in matching contributions under our 401(k) Plan for 2018, 2017 and 2016, respectively; $742, $742 and $764 in medical and dental benefits paid by us for 2018, 2017 and 2016, respectively; and $754, $719 and $719 in life insurance premiums paid by us for 2018, 2017 and 2016, respectively. Mr. Icahn did not participate in the 401(k) plan during 2018, 2017 and 2016 and thus did not receive any matching contributions for those fiscal years.

(4) In addition to Mr. Cozza's role as President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings, he serves as the Chief Operating Officer of Icahn Capital LP and holds officer and/or director positions at certain of our other subsidiaries. During 2018, Mr. Cozza received a salary of $1,528,889 and a bonus of $5,000,000, which was determined based on various factors, including, but not limited to, overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork.
(5) During 2018, Mr. Cho received a salary of $849,254 and a bonus of $1,700,000, which was determined based on various factors, including, but not limited to overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork.
(6) During 2018, Mr. Reck received a salary of $321,932 and a bonus of $225,000 which was determined based on various factors, including, but not limited to overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork.
Each of our executive officers may perform services for affiliates of Mr. Icahn for which we receive reimbursement. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”
Mr. Nevin is married to the daughter of Carl C. Icahn, the Chairman of the Board of Icahn Enterprises. There are no other family relationships between or among any of our directors and/or executive officers.
Employment Agreements
We currently do not have any employment agreements with our named executives.
Stock Award, Option and Non-Equity Incentive Plans
Our named executive officers are not granted any stock award or awards under the 2017 Incentive Plan and do not participate in any non-equity incentive plans.
Potential Payments Upon Termination or Change in Control
We do not have any employment agreements or other arrangements pursuant to which any of our employees would have received potential payments upon termination or change in control as of December 31, 2018.
Director Compensation
The following table provides compensation information for our directors in 2018, except for Messrs. Icahn, Cho and Cozza. Compensation received by Messrs. Icahn, Cho and Cozza is included in the Summary Compensation Table. Messrs. Icahn, Cho and Cozza did not receive compensation for serving on our board of directors.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
William A. Leidesdorf	35,000	—	35,000
James L. Nelson	35,000	—	35,000
Jack G. Wasserman	40,000	—	40,000
Michael Nevin	—	—	—
Each director will hold office until his successor is elected and qualified. As discussed above, Mr. Nelson has resigned as a director effective as of March 8, 2019. During 2018, Messrs. Wasserman, Leidesdorf and Nelson each received $35,000 in respect of their services rendered as members of our board of directors. In addition, Mr. Wasserman received an additional $5,000 for serving as the chairman of the audit committee. Mr. Nevin did not receive compensation in respect of his services rendered as a member of our board of directors.
Directors receive only cash compensation, if applicable, and currently are not granted any options, units or other equity-based awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.
As of February 28, 2019, affiliates of Mr. Icahn, owned 175,441,588 of Icahn Enterprises' depositary units, or approximately 91.7% of Icahn Enterprises' outstanding depositary units. In accordance with the listing rules of NASDAQ, Icahn Enterprises' status as a limited partnership affords Icahn Enterprises an exemption from certain corporate governance requirements which includes an exemption from the requirement to have compensation and nominating committees consisting entirely of independent directors. Icahn Enterprises GP's board of directors presently consists of three independent directors and the audit committee consists entirely of independent directors.

The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP. Thus, since Mr. Icahn, through affiliates, holds approximately 91.7% of Icahn Enterprises' outstanding depositary units as of February 28, 2019, Icahn Enterprises GP will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn's consent. Moreover, under the partnership agreement, the affirmative vote of Icahn Enterprises GP and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue Icahn Enterprises in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of Icahn Enterprises Holdings, to consent to certain proposals submitted for the approval of the limited partners of Icahn Enterprises Holdings. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.
The following table provides information, as of February 28, 2019, as to the beneficial ownership of the depositary units for each director of Icahn Enterprises GP and all directors and executive officers of Icahn Enterprises GP, as a group. Except for Mr. Icahn, none of our named executive officers or directors beneficially owns more than 5% of Icahn Enterprises' depositary units.

Name of Beneficial Owner	Beneficial Ownership of Icahn Enterprises' Depositary Units		Percent of Class
Carl C. Icahn	175,441,588	(a) (b)	91.7%
Keith Cozza	2,000		*
SungHwan Cho	1,100		*
Jack G. Wasserman	862		*
James L. Nelson	1,292		*
Peter Reck	—		—%
William A. Leidesdorf	—		—%
Michael Nevin	—		—%
All Directors and Executive Officers as a Group (eight persons)	175,446,842		91.7%
* Less than 1% of total outstanding depositary units of Icahn Enterprises.

(a) The foregoing is exclusive of a 1.99% ownership interest which Icahn Enterprises GP holds by virtue of its 1% general partner interest in each of us and Icahn Enterprises Holdings.
(b) The following footnotes describe Mr. Icahn's beneficial ownership of Icahn Enterprises' depositary units:

(1)
CCI Onshore LLC ("CCI Onshore") beneficially owns 40,840,229 Depositary Units. High Coast Limited Partnership ("High Coast") is the sole member of CCI Onshore. Little Meadow Corp. ("Little Meadow") is the general partner of High Coast. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn, Little Meadow and High Coast (by virtue of their relationships to CCI Onshore) may be deemed to indirectly beneficially own the Depositary Units which CCI Onshore owns. Each of Mr. Icahn, Little Meadow and High Coast disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(2)
Gascon Partners ("Gascon") beneficially owns 24,051,668 Depositary Units. Little Meadow is the managing general partner of Gascon. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Little Meadow (by virtue of their relationships to Gascon) may be deemed to indirectly beneficially own the Depositary Units which Gascon owns. Each of Mr. Icahn and Little Meadow disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(3)
High Coast beneficially owns 84,387,940 Depositary Units. Little Meadow is the general partner of High Coast. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Little Meadow (by virtue of their relationships to High Coast) may be deemed to indirectly beneficially own the Depositary Units which High Coast owns. Each of Mr. Icahn and Little Meadow disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(4)
Highcrest Investors LLC ("Highcrest") beneficially owns 19,630,223 Depositary Units. Starfire Holding Corporation ("Starfire") beneficially owns 100% of Highcrest. Carl C. Icahn beneficially owns 100% of Starfire. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Starfire (by virtue of their relationships to Highcrest) may be deemed to indirectly beneficially own the Depositary Units which Highcrest owns. Each of Mr. Icahn and Starfire disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

(5)
Thornwood Associates Limited Partnership ("Thornwood") beneficially owns 6,531,528 Depositary Units. Barberry Corp. ("Barberry") is the general partner of Thornwood. Carl C. Icahn beneficially owns 100% of Barberry. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Barberry (by virtue of their relationships to Thornwood) may be deemed to indirectly beneficially own the Depositary Units which Thornwood owns. Each of Mr. Icahn and Barberry disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.

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
Related Party Transactions with Our General Partner and Its Affiliates
Mr. Icahn, in his capacity as majority unitholder, will not receive any additional benefit with respect to distributions and allocations of profits and losses not shared on a pro rata basis by all other unitholders. In addition, Mr. Icahn has confirmed to us that neither he nor any of his affiliates will receive any fees from us in consideration for services rendered in connection with non-real estate related investments by us other than as otherwise disclosed herein. We have, and in the future may determine to make, investments in entities in which Mr. Icahn or his affiliates also have investments. We may enter into other transactions with Mr. Icahn and his affiliates, including, without limitation, buying and selling assets from or to affiliates of Mr. Icahn and participating in joint venture investments in assets with affiliates of Mr. Icahn, whether real estate or non-real estate related. Furthermore, it should be noted that our partnership agreement provides that Icahn Enterprises GP and its affiliates are permitted to have other business interests and may engage in other business ventures of any nature whatsoever, and may compete directly or indirectly with our business. Mr. Icahn and his affiliates currently invest in assets that may be similar to those in which we may invest, and Mr. Icahn and his affiliates intend to continue to do so. Pursuant to the partnership agreement, however, we will not have any right to participate therein or receive or share in any income or profits derived therefrom.
During 2018, we declared four quarterly distributions aggregating $7.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash. As a result of the above declared distributions, during 2018 we distributed an aggregate 17,778,950 of Icahn Enterprises' depositary units to those depositary unitholders who elected to receive such distributions in additional depositary units, of which an aggregate of 17,543,006 depositary units were distributed to Mr. Icahn and his affiliates. As a result, Mr. Icahn and his affiliates owned approximately 91.7% of Icahn Enterprises' outstanding depositary units as of December 31, 2018.
On February 26, 2019, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about April 17, 2019 to depositary unitholders of record at the close of business on March 11, 2019. Depositary unitholders will have until April 8, 2019 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the dividend in cash. Mr. Icahn and his affiliates have indicated that it is their intention to continue to elect to receive the distribution in additional depositary units for the foreseeable future.
Pursuant to registration rights agreements, Mr. Icahn has certain registration rights with regard to the depositary units beneficially owned by him.
In 2018, Icahn Enterprises GP was allocated a loss of $556 million of our net loss attributable to Icahn Enterprises as a result of its combined 1.99% general partner interests in us and Icahn Enterprises Holdings.
We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. Additionally, Mr. Icahn and his affiliated entities may also invest in securities in which Icahn Enterprises and its consolidated subsidiaries invest. Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), make investments in the Investment Funds. During 2018, affiliates of Mr. Icahn invested $310 million in the Investment Funds. As of December 31, 2018, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $5.0 billion, representing approximately 50% of the Investment Funds' assets under management.
Other Related Party Transactions
Icahn Capital LP ("Icahn Capital"), a wholly-owned subsidiary of ours, paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services. During 2018, under a separate expense-sharing agreement, we have charged Icahn Affiliates $1 million for such services.
Icahn Capital pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Icahn Capital shall be allocated pro rata for such expenses in accordance with each investor's capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally when such expenses are paid. During 2018, $12 million was allocated to the Investment Funds based on this expense-sharing arrangement.
During 2018, we paid an affiliate $1 million for the non-exclusive use of office space.
During 2018, we paid an affiliate $1 million for the allocation of shared office expenses.
During 2018, our Holding Company provided certain professional services to an Icahn affiliate for which we charged $3 million.
We and affiliates of Mr. Icahn have a significant non-controlling ownership interest in Hertz Global Holdings, Inc. ("Hertz"). During 2018, we and our subsidiaries had revenue from Hertz in the ordinary course of business of $40 million. Additionally, we and our subsidiaries had payments to Hertz in the ordinary course of business of $1 million.
In addition to our transactions with Hertz disclosed above, in January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Auto Leasing LLC ("767 Leasing"), a joint venture created to purchase vehicles for lease, the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement has an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises' audit committee. Due to the nature of our involvement with 767 Leasing, which includes guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing is a variable interest entity. Furthermore, we determined that we are not the primary beneficiary as we do not have the power to direct the activities of 767 Leasing that most significantly impact its economic performance. Therefore, we do not consolidate the results of 767 Leasing. 767 Leasing is treated as a partnership for federal income tax purposes. For the year ended December 31, 2018, our Automotive segment invested $60 million in 767 Leasing. As of December 31, 2018, our Automotive segment had an equity method investment in 767 Leasing of $59 million.
Our Railcar operations, prior to December 5, 2018, had certain transactions with ACF Industries LLC ("ACF"), an affiliate of Mr. Icahn, under various agreements, as well as on a purchase order basis. ACF is a manufacturer and fabricator of specialty railcar parts and miscellaneous steel products. Agreements and transactions with ACF included the following:
•Railcar component purchases from ACF
•Railcar parts purchases from and sales to ACF
•Railcar purchasing and engineering services agreement with ACF
•Lease of certain intellectual property to ACF
•Railcar repair services and support for ACF
•Railcar purchases from ACF (prior to June 1, 2017)
During 2018, purchases from ACF were $3 million and revenues from ACF were less than $6 million.
Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises Holdings has a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of ours, including CVR Energy, Viskase, PSC Metals, WPH, Federal-Mogul (prior to October 1, 2018), ARI (prior to December 5, 2018) and Tropicana (prior to October 1, 2018) also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also have minority equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. During 2018, we and certain of our subsidiaries paid certain of the Insight Portfolio Group's operating expenses of $4 million.
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

During 2018, we did not pay any fees in respect of items as described above.
Affiliate Pension Obligations
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 91.7% of Icahn Enterprises' outstanding depositary units as of December 31, 2018. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation ("PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by ACF. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the ACF plans have been met as of December 31, 2018. If the plans were voluntarily terminated, they would be underfunded by approximately $80 million as of December 31, 2018. These results are based on the most recent information provided by the plans’ actuary. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

The current underfunded status of the ACF pension plans requires them to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.
Starfire Holding Corporation ("Starfire"), which is 99.6% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group, including ACF. The Starfire indemnity provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.
Director Independence
The board of directors of Icahn Enterprises GP has determined that we are a “controlled company” for the purposes of the NASDAQ's listing rules and therefore are not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors. Nevertheless, we believe that Messrs. Leidesdorf, Nelson and Wasserman are “independent” as defined in the currently applicable listing rules of NASDAQ. Messrs. Leidesdorf, Nelson and Wasserman serve as members of our audit committee. As discussed above, Mr. Nelson has resigned as a director and member of the audit committee effective as of March 8, 2019. A majority of the members of Icahn Enterprises GP's board of directors are independent and the audit committee consists entirely of these independent directors.

Item 14. Principal Accountant Fees and Services.
We incurred $8,593,798 and $14,005,404 in audit fees and expenses from Grant Thornton LLP for 2018 and 2017, respectively. We include in the category of audit fees such services related to the audits of annual consolidated financial statements and internal controls, reviews of quarterly financial statements, reviews of reports filed with the SEC and other services, including services related to consents and registration statements filed with the SEC.
We incurred $513,744 and $668,325 in audit-related fees and expenses from Grant Thornton LLP for 2018 and 2017, respectively, relating primarily to services provided in connection with offering memorandums, potential acquisitions and dispositions and employee benefit plans. Additionally, we incurred $0 and $20,000 in tax-related fees and expenses from Grant Thornton LLP for 2018 and 2017, respectively.
In accordance with Icahn Enterprises' and Icahn Enterprises Holdings' Amended and Restated Audit Committee Charters adopted on March 12, 2004, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to Icahn Enterprises, Icahn Enterprises Holdings and their consolidated subsidiaries by their independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the '34 Act), all as required by applicable law or listing standards. All of the fees in 2018 and 2017 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements:
The following financial statements of Icahn Enterprises L.P., and subsidiaries, are included in Part II, Item 8 of this Report:
The following financial statements of Icahn Enterprises Holdings L.P., and subsidiaries, are included in Part II, Item 8 of this Report:
(a)(2) Financial Statement Schedules:

Page Number
Schedule I - Condensed Financial Information of Parent (Icahn Enterprises L.P.)	130
Schedule I - Condensed Financial Information of Parent (Icahn Enterprises Holdings L.P.)	134
All other financial statement schedules have been omitted because the required financial information is not applicable, immaterial or the information is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits:
The list of exhibits required by Item 601 of Regulation S-K and filed as part of this Report is set forth in the Exhibit Index.

Item 16. Form 10-K Summary.
None.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED BALANCE SHEETS

	December 31,
	2018	2017
	(In millions, except unit amounts)
ASSETS
Investments in subsidiaries, net	$12,158	$10,737
Total Assets	$12,158	$10,737

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$124	$124
Debt	5,505	5,507
	5,629	5,631

Commitments and contingencies (Note 3)

Equity:
Limited partners: Depositary units: 191,366,097 and 173,564,307 units issued and outstanding at December 31, 2018 and 2017, respectively	7,319	5,341
General partner	(790)	(235)
Total equity	6,529	5,106
Total Liabilities and Equity	$12,158	$10,737

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Interest expense	$(337)	$(323)	$(289)
Loss on extinguishment of debt	—	(12)	—
Equity in earnings (loss) of subsidiaries	1,844	2,765	(839)
Net income (loss)	$1,507	$2,430	$(1,128)
Net income (loss) allocated to:
Limited partners	$2,063	$2,382	$(1,106)
General partner	(556)	48	(22)
	$1,507	$2,430	$(1,128)

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Cash flows from operating activities:
Net income (loss)	$1,507	$2,430	$(1,128)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred financing costs	1	1	1
Loss on extinguishment of debt	—	2	—
Equity in (income) loss of subsidiary	(1,844)	(2,765)	839
Net cash used in operating activities	(336)	(332)	(288)
Cash flows from investing activities:
Net investment in and advances from subsidiary	433	(204)	390
Net cash provided by (used in) investing activities	433	(204)	390
Cash flows from financing activities:
Partnership distributions	(97)	(81)	(103)
Partnership contributions	—	606	1
Proceeds from borrowings	—	2,470	—
Repayments of borrowings	—	(2,450)	—
Debt issuance costs	—	(9)	—
Net cash (used in) provided by financing activities	(97)	536	(102)
Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	—	—	—
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	—	—	—
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$—	$—	$—

See notes to condensed financial statements.

ICAHN ENTERPRISES L.P. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation.
Icahn Enterprises, L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (''Icahn Enterprises Holdings''). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., our sole general partner, which is owned and controlled by Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of December 31, 2018, Icahn Enterprises is engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate, Home Fashion and Mining.
For the years ended December 31, 2018, 2017 and 2016, Icahn Enterprises received (paid) $433 million, $(204) million and $390 million, respectively, for (investments in) dividends and distributions from consolidated subsidiaries.
The condensed financial statements of Icahn Enterprises should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Report.
2. Debt.
See Note 10, “Debt,” to the consolidated financial statements located in Item 8 of this Report. Icahn Enterprises' Parent company debt consists of the following:

	December 31,
	2018	2017
	(in millions)
6.000% senior unsecured notes due 2020	$1,702	$1,703
5.875% senior unsecured notes due 2022	1,344	1,342
6.250% senior unsecured notes due 2022	1,213	1,216
6.750% senior unsecured notes due 2024	498	498
6.375% senior unsecured notes due 2025	748	748
Total debt	$5,505	$5,507

3. Commitments and Contingencies.
See Note 17, “Commitments and Contingencies,” to the consolidated financial statements.

SCHEDULE I

ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED BALANCE SHEETS

	December 31,
	2018	2017
	(in millions)
ASSETS
Cash and cash equivalents	$30	$241
Restricted cash	29	—
Investments	723	1
Other assets	60	84
Investments in subsidiaries, net	11,355	10,467
Total Assets	$12,197	$10,793
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$131	$128
Debt	5,509	5,532
	5,640	5,660

Commitments and contingencies (Note 3)

Equity:
Limited partner	7,421	5,420
General partner	(864)	(287)
Total equity	6,557	5,133
Total Liabilities and Equity	$12,197	$10,793

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Interest and dividend income	$7	$2	$1
Net (loss) gain from investment activities	(389)	—	1
Gain (loss) on disposition of assets	23	(1)	—
Equity in earnings (loss) of subsidiaries	2,225	2,739	(818)
Other income, net	4	41	7
	1,870	2,781	(809)
Interest expense	337	324	290
Selling, general and administrative	25	25	28
	362	349	318
Net income (loss)	$1,508	$2,432	$(1,127)
Net income (loss) allocated to:
Limited partner	$2,085	$2,408	$(1,116)
General partner	(577)	24	(11)
	$1,508	$2,432	$(1,127)

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Cash flows from operating activities:
Net income (loss)	$1,508	$2,432	$(1,127)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (income) loss of subsidiary	(2,225)	(2,739)	818
(Gain) loss on disposition of assets	(23)	1	—
Investment gains	389	—	(1)
Depreciation and amortization	2	3	3
Other, net	(2)	(39)	8
Change in operating assets and liabilities	8	18	(6)
Net cash used in operating activities	(343)	(324)	(305)
Cash flows from investing activities:
Net investment in subsidiaries	238	509	421
Other, net	41	53	—
Net cash provided by investing activities	279	562	421
Cash flows from financing activities:
Partnership distributions	(97)	(81)	(103)
Partner contributions	—	6	1
Proceeds from borrowings	—	2,470	—
Repayments of borrowings	(21)	(2,450)	—
Debt issuance costs	—	(7)	—
Net cash used in financing activities	(118)	(62)	(102)
Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(182)	176	14
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	241	65	51
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$59	$241	$65

See notes to condensed financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation.
Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) is a limited partnership formed in Delaware on February 17, 1987. Our sole limited partner is Icahn Enterprises L.P., a master limited partnership which owns a 99% interest in us. Icahn Enterprises G.P. Inc., our sole 1% general partner, is a Delaware corporation which is owned and controlled by Carl C. Icahn. As of December 31, 2018, Icahn Enterprises Holdings is engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate, Home Fashion and Mining.
For the years ended December 31, 2018, 2017 and 2016, Icahn Enterprises Holdings received $238 million, $509 million and $421 million, respectively, in dividends and distributions from consolidated subsidiaries.
The condensed financial statements of Icahn Enterprises Holdings should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Report.
2.  Debt.
See Note 10, “Debt,” to the consolidated financial statements located in Item 8 of this Report. Icahn Enterprises Holdings' Parent company debt consists of the following:

	December 31,
	2018	2017
	(in millions)
6.000% senior unsecured notes due 2020	$1,703	$1,704
5.875% senior unsecured notes due 2022	1,344	1,343
6.250% senior unsecured notes due 2022	1,214	1,217
6.750% senior unsecured notes due 2024	499	499
6.375% senior unsecured notes due 2025	749	749
Mortgages payable	—	20
Total debt	$5,509	$5,532

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
Date: March 1, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Cozza	President, Chief Executive Officer and Director	March 1, 2019
Keith Cozza

/s/SungHwan Cho	Chief Financial Officer and Director	March 1, 2019
SungHwan Cho

/s/Peter Reck	Chief Accounting Officer	March 1, 2019
Peter Reck

/s/Michael Nevin	Managing Director of Icahn Enterprises and Director	March 1, 2019
Michael Nevin

/s/Jack G. Wasserman	Director	March 1, 2019
Jack G. Wasserman

/s/William A. Leidesdorf	Director	March 1, 2019
William A. Leidesdorf

/s/James L. Nelson	Director	March 1, 2019
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
Date: March 1, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises Holdings L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Cozza	President, Chief Executive Officer and Director	March 1, 2019
Keith Cozza

/s/SungHwan Cho	Chief Financial Officer and Director	March 1, 2019
SungHwan Cho

/s/Peter Reck	Chief Accounting Officer	March 1, 2019
Peter Reck

/s/Michael Nevin	Managing Director of Icahn Enterprises and Director	March 1, 2019
Michael Nevin

/s/Jack G. Wasserman	Director	March 1, 2019
Jack G. Wasserman

/s/William A. Leidesdorf	Director	March 1, 2019
William A. Leidesdorf

/s/James L. Nelson	Director	March 1, 2019
James L. Nelson

Chairman of the Board
Carl C. Icahn

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of September 6, 2016, by and among Federal Mogul Holdings Corporation, American Entertainment Properties Corp. and IEH FM Holdings LLC (incorporated by reference to Exhibit 2.1 to Icahn Enterprises' Form 8-K (SEC File No. 1-9516), filed on September 7, 2016).

2.2
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

2.3
Membership Interest Purchase Agreement, dated April 10, 2018, by and among Tenneco Inc., Federal-Mogul LLC, American Entertainment Properties Corp., and Icahn Enterprises L.P. (incorporated by reference to Exhibit 2.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively) file April 10, 2018).

2.4
Agreement and Plan of Merger, dated April 15, 2018, by and among Eldorado Resorts, Inc., Delta Merger Sub, Inc., GLP Capital, L.P. and Tropicana Entertainment Inc. (incorporated by reference to Exhibit 2.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively) file April 16, 2018).

2.5
Agreement and Plan of Merger, dated as of October 22, 2018, by and between STL Parent Corp. and American Railcar Industries, Inc. (incorporated by reference to Exhibit 2.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively) file October 22, 2018).

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

4.12
Shareholders Agreement, dated as of October 1, 2018, by and among Icahn Enterprises L.P., Icahn Enterprises Holdings L.P., American Entertainment Properties Corp. and Tenneco Inc. (incorporated by reference to Exhibit 4.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively) file October 2, 2018).

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

10.10
Amendment No. 1 and Joinder to Purchase and Sale Agreement, dated October 1, 2018, by and among Tropicana Entertainment Inc., GLP Capital, L.P. and Eldorado Resorts, Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively) file October 2, 2018).

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