Form 10-Q
period 2019-03-31
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2019-05-02
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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
As of May 1, 2019, there were 196,236,214 of Icahn Enterprises' depositary units outstanding.

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
Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These risks and uncertainties may include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2018 and those set forth in this Report, including under the caption "Risk Factors," under Part II, Item 1A of this Report. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$2,764	$2,656
Cash held at consolidated affiliated partnerships and restricted cash	2,299	2,682
Investments	8,103	8,337
Due from brokers	1,224	664
Accounts receivable, net	517	474
Inventories, net	1,852	1,779
Property, plant and equipment, net	4,682	4,688
Goodwill	255	247
Intangible assets, net	464	501
Assets held for sale	364	333
Other assets	1,300	1,128
Total Assets	$23,824	$23,489
LIABILITIES AND EQUITY
Accounts payable	$894	$832
Accrued expenses and other liabilities	1,896	900
Deferred tax liability	685	694
Unrealized loss on derivative contracts	722	36
Securities sold, not yet purchased, at fair value	447	468
Due to brokers	—	141
Liabilities held for sale	136	112
Debt	7,392	7,326
Total liabilities	12,172	10,509

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 191,376,753 units issued and outstanding at March 31, 2019 and 191,366,097 units issued and outstanding at December 31, 2018	6,643	7,350
General partner	(804)	(790)
Equity attributable to Icahn Enterprises	5,839	6,560
Equity attributable to non-controlling interests	5,813	6,420
Total equity	11,652	12,980
Total Liabilities and Equity	$23,824	$23,489

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:	(Unaudited)
Net sales	$2,300	$2,364
Other revenues from operations	162	158
Net (loss) gain from investment activities	(674)	432
Interest and dividend income	64	26
Other income, net	3	3
	1,855	2,983
Expenses:
Cost of goods sold	1,900	1,987
Other expenses from operations	131	125
Selling, general and administrative	336	338
Restructuring, net	7	2
Interest expense	139	147
	2,513	2,599
(Loss) income from continuing operations before income tax expense	(658)	384
Income tax expense	(6)	(17)
(Loss) income from continuing operations	(664)	367
Income from discontinued operations	—	45
Net (loss) income	(664)	412
Less: net (loss) income attributable to non-controlling interests	(270)	280
Net (loss) income attributable to Icahn Enterprises	$(394)	$132

Net (loss) income attributable to Icahn Enterprises from:
Continuing operations	$(394)	$98
Discontinued operations	—	34
	$(394)	$132
Net (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(386)	$129
General partner	(8)	3
	$(394)	$132
Basic (loss) income per LP unit:
Continuing operations	$(2.02)	$0.55
Discontinued operations	0.00	0.19
	$(2.02)	$0.74
Basic weighted average LP units outstanding	191	174
Diluted (loss) income per LP unit:
Continuing operations	$(2.02)	$0.55
Discontinued operations	0.00	0.19
	$(2.02)	$0.74
Diluted weighted average LP units outstanding	191	175
Cash distributions declared per LP unit	$2.00	$1.75

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Net (loss) income	$(664)	$412
Other comprehensive income (loss), net of tax:
Post-retirement benefits	1	11
Hedge instruments	—	(1)
Translation adjustments and other	(1)	33
Other comprehensive income, net of tax	—	43
Comprehensive (loss) income	(664)	455
Less: Comprehensive (loss) income attributable to non-controlling interests	(270)	283
Comprehensive (loss) income attributable to Icahn Enterprises	$(394)	$172

Comprehensive (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(386)	$169
General partner	(8)	3
	$(394)	$172

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2018	$(790)	$7,350	$6,560	$6,420	$12,980
Net loss	(8)	(386)	(394)	(270)	(664)
Partnership distributions	(8)	(383)	(391)	—	(391)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(30)	(30)
Changes in subsidiary equity and other	2	62	64	(307)	(243)
Balance, March 31, 2019	$(804)	$6,643	$5,839	$5,813	$11,652

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	$(234)	$5,402	$5,168	$6,318	$11,486
Net income	3	129	132	280	412
Other comprehensive income	—	40	40	3	43
Partnership distributions	(6)	(304)	(310)	—	(310)
Investment segment contributions	—	—	—	280	280
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(31)	(31)
Cumulative effect adjustment from adoption of accounting principle	—	(20)	(20)	—	(20)
Changes in subsidiary equity and other	—	(8)	(8)	10	2
Balance, March 31, 2018	$(237)	$5,239	$5,002	$6,860	$11,862

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(664)	$412
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from discontinued operations	—	(45)
Net gain from securities transactions	(505)	(285)
Purchases of securities	(584)	(886)
Proceeds from sales of securities	966	3,130
Purchases to cover securities sold, not yet purchased	(113)	(690)
Proceeds from securities sold, not yet purchased	17	—
Changes in receivables and payables relating to securities transactions	(663)	(1,824)
Depreciation and amortization	123	128
Deferred taxes	(8)	20
Other, net	5	6
Changes in operating assets and liabilities	1,138	(673)
Net cash used in operating activities from continuing operations	(288)	(707)
Net cash provided by operating activities from discontinued operations	—	112
Net cash used in operating activities	(288)	(595)
Cash flows from investing activities:
Capital expenditures	(65)	(62)
Acquisition of businesses, net of cash acquired	(10)	(1)
Purchases of investments	(25)	(5)
Proceeds from sale of investments	424	—
Other, net	(10)	15
Net cash provided by (used in) investing activities from continuing operations	314	(53)
Net cash used in investing activities from discontinued operations	—	(154)
Net cash provided by (used in) investing activities	314	(207)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	—	280
Proceeds from offering of subsidiary equity	—	6
Purchase of additional interests in consolidated subsidiaries	(241)	—
Dividends and distributions to non-controlling interests in subsidiaries	(30)	(28)
Proceeds from subsidiary borrowings	269	331
Repayments of subsidiary borrowings	(271)	(349)
Other, net	1	(2)
Net cash (used in) provided by financing activities from continuing operations	(272)	238
Net cash used in financing activities from discontinued operations	—	(13)
Net cash (used in) provided by financing activities	(272)	225
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(1)	(3)
Add back change in cash and restricted cash of assets held for sale	(28)	60
Net (decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	(275)	(520)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	5,338	1,911
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$5,063	$1,391

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$2,764	$2,656
Cash held at consolidated affiliated partnerships and restricted cash	2,299	2,682
Investments	8,103	8,337
Due from brokers	1,224	664
Accounts receivable, net	517	474
Inventories, net	1,852	1,779
Property, plant and equipment, net	4,682	4,688
Goodwill	255	247
Intangible assets, net	464	501
Assets held for sale	364	333
Other assets	1,332	1,160
Total Assets	$23,856	$23,521
LIABILITIES AND EQUITY
Accounts payable	$894	$832
Accrued expenses and other liabilities	1,896	900
Deferred tax liability	685	694
Unrealized loss on derivative contracts	722	36
Securities sold, not yet purchased, at fair value	447	468
Due to brokers	—	141
Liabilities held for sale	136	112
Debt	7,396	7,330
Total liabilities	12,176	10,513

Commitments and contingencies (Note 17)

Equity:
Limited partner	6,738	7,452
General partner	(871)	(864)
Equity attributable to Icahn Enterprises Holdings	5,867	6,588
Equity attributable to non-controlling interests	5,813	6,420
Total equity	11,680	13,008
Total Liabilities and Equity	$23,856	$23,521

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended March 31,
	2019	2018
Revenues:	(Unaudited)
Net sales	$2,300	$2,364
Other revenues from operations	162	158
Net (loss) gain from investment activities	(674)	432
Interest and dividend income	64	26
Other income, net	3	3
	1,855	2,983
Expenses:
Cost of goods sold	1,900	1,987
Other expenses from operations	131	125
Selling, general and administrative	336	338
Restructuring, net	7	2
Interest expense	139	147
	2,513	2,599
(Loss) income from continuing operations before income tax expense	(658)	384
Income tax expense	(6)	(17)
(Loss) income from continuing operations	(664)	367
Income from discontinued operations	—	45
Net (loss) income	(664)	412
Less: net (loss) income attributable to non-controlling interests	(270)	280
Net (loss) income attributable to Icahn Enterprises Holdings	$(394)	$132

Net (loss) income attributable to Icahn Enterprises from:
Continuing operations	$(394)	$98
Discontinued operations	—	34
	$(394)	$132
Net (loss) income attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$(390)	$131
General partner	(4)	1
	$(394)	$132

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Net (loss) income	$(664)	$412
Other comprehensive income (loss), net of tax:
Post-retirement benefits	1	11
Hedge instruments	—	(1)
Translation adjustments and other	(1)	33
Other comprehensive income, net of tax	—	43
Comprehensive (loss) income	(664)	455
Less: Comprehensive (loss) income attributable to non-controlling interests	(270)	283
Comprehensive income attributable to Icahn Enterprises Holdings	$(394)	$172

Comprehensive (loss) income attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$(390)	$170
General partner	(4)	2
	$(394)	$172

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2018	$(864)	$7,452	$6,588	$6,420	$13,008
Net loss	(4)	(390)	(394)	(270)	(664)
Partnership distributions	(4)	(387)	(391)	—	(391)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(30)	(30)
Changes in subsidiary equity and other	1	63	64	(307)	(243)
Balance, March 31, 2019	$(871)	$6,738	$5,867	$5,813	$11,680

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	$(286)	$5,481	$5,195	$6,318	$11,513
Net income	1	131	132	280	412
Other comprehensive income	1	39	40	3	43
Partnership distributions	(3)	(307)	(310)	—	(310)
Investment segment contributions	—	—	—	280	280
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(31)	(31)
Cumulative effect adjustment from adoption of accounting principle	—	(20)	(20)	—	(20)
Changes in subsidiary equity and other	—	(8)	(8)	10	2
Balance, March 31, 2018	$(287)	$5,316	$5,029	$6,860	$11,889

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(664)	$412
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from discontinued operations	—	(45)
Net gain from securities transactions	(505)	(285)
Purchases of securities	(584)	(886)
Proceeds from sales of securities	966	3,130
Purchases to cover securities sold, not yet purchased	(113)	(690)
Proceeds from securities sold, not yet purchased	17	—
Changes in receivables and payables relating to securities transactions	(663)	(1,824)
Depreciation and amortization	123	128
Deferred taxes	(8)	20
Other, net	5	6
Changes in operating assets and liabilities	1,138	(673)
Net cash used in operating activities from continuing operations	(288)	(707)
Net cash provided by operating activities from discontinued operations	—	112
Net cash used in operating activities	(288)	(595)
Cash flows from investing activities:
Capital expenditures	(65)	(62)
Acquisition of businesses, net of cash acquired	(10)	(1)
Purchases of investments	(25)	(5)
Proceeds from sale of investments	424	—
Other, net	(10)	15
Net cash provided by (used in) investing activities from continuing operations	314	(53)
Net cash used in investing activities from discontinued operations	—	(154)
Net cash provided by (used in) investing activities	314	(207)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	—	280
Proceeds from offering of subsidiary equity	—	6
Purchase of additional interests in consolidated subsidiaries	(241)	—
Dividends and distributions to non-controlling interests in subsidiaries	(30)	(28)
Proceeds from subsidiary borrowings	269	331
Repayments of subsidiary borrowings	(271)	(349)
Other, net	1	(2)
Net cash (used in) provided by financing activities from continuing operations	(272)	238
Net cash used in financing activities from discontinued operations	—	(13)
Net cash (used in) provided by financing activities	(272)	225
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(1)	(3)
Add back change in cash and restricted cash of assets held for sale	(28)	60
Net (decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	(275)	(520)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	5,338	1,911
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$5,063	$1,391

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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. ("Icahn Enterprises GP"), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2019. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 91.7% of Icahn Enterprises' outstanding depositary units as of March 31, 2019.
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
Investment
Our Investment segment is comprised of various private investment funds ("Investment Funds") in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn's wholly-owned affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $4.8 billion and $5.1 billion as of March 31, 2019 and December 31, 2018, respectively.
Energy
We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. ("CVR Energy"). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its holdings in CVR Refining, LP ("CVR Refining") and CVR Partners, LP ("CVR Partners"), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. As of March 31, 2019, we owned approximately 70.8% of the total outstanding common stock of CVR Energy.
On January 29, 2019, CVR Energy, pursuant to the exercise of its right to purchase all of the issued and outstanding common units in CVR Refining, purchased the remaining common units of CVR Refining not already owned by CVR Energy, including the purchase of CVR Refining common units owned directly by us. Prior to this, CVR Energy owned approximately 80.6% of the common units of CVR Refining and we directly owned approximately 3.9% of the common units of CVR Refining. As a result of exercising its purchase right, as of January 29, 2019, CVR Energy owns all of the common units of CVR Refining and we no longer have any direct ownership in CVR Refining. In addition, the common units of CVR Refining have subsequently ceased to be publicly traded or listed on the New York Stock Exchange any other national securities exchange. The remaining common units of CVR Refining acquired in this transaction were purchased for $241 million, excluding the amount paid by CVR Energy to us for the common units of CVR Refining directly owned by us.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Automotive
We conduct our Automotive segment through our wholly-owned subsidiary, Icahn Automotive Group LLC ("Icahn Automotive"). Icahn Automotive is engaged in the retail and wholesale distribution of automotive parts in the aftermarket as well as providing automotive repair and maintenance services to its customers. Our Automotive segment also includes our investment in 767 Auto Leasing LLC ("767 Leasing"), a joint venture created to purchase vehicles for lease, as described further in Note 3, "Related Party Transactions."
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
Metals
We conduct our Metals segment through our wholly-owned subsidiary, PSC Metals LLC (“PSC Metals”). PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers.
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
Mining
We conduct our Mining segment through our majority owned subsidiary, Ferrous Resources Ltd. ("Ferrous Resources"). As of March 31, 2019, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources. Ferrous Resources acquired certain rights to iron ore mineral resources in Brazil and develops mining operations and related infrastructure to produce and sell iron ore products to the global steel industry.
On December 5, 2018, we announced a definitive agreement to sell Ferrous Resources for total consideration of $550 million. The transaction is expected to close in the second half of 2019. This transaction met all the criteria to be classified as held for sale on December 5, 2018 upon execution of the definitive agreement.
Railcar
We conducted our Railcar segment through our wholly-owned subsidiary, American Railcar Leasing, LLC ("ARL"). ARL operated a leasing business consisting of purchased railcars leased to third parties under operating leases. During 2018, we sold all remaining railcars of ARL not previously sold and as a result, our business no longer includes an active Railcar segment. For the three months ended March 31, 2018, we had proceeds of $15 million in connection with the sale of railcars and we recorded a pretax gain on disposition of assets of $4 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Description of Discontinued Operating Businesses
We also report discontinued operations previously reported in our Automotive and Railcar segments and former Gaming segment.
Our discontinued Automotive operations consists of our previously wholly-owned subsidiary, Federal-Mogul LLC ("Federal-Mogul").
Our discontinued Gaming operations consists of our previous majority ownership in Tropicana Entertainment Inc. ("Tropicana").
Our discontinued Railcar operations consists of our previous majority ownership in American Railcar Industries, Inc. ("ARI").
Each of these businesses were sold in the fourth quarter of 2018 and are reflected in discontinued operations for the three months ended March 31, 2018. See Note 13, "Discontinued Operations," for additional information with respect to our discontinued operating businesses.

2.	Basis of Presentation and Summary of Significant Accounting Policies.
We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Therefore, no more than 40% of our total assets can be invested in investment securities, as such term is defined in the Investment Company Act. In addition, we do not invest or intend to invest in securities as our primary business. We intend to structure our investments to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code, as amended.
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
The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature.
Principles of Consolidation
As of March 31, 2019, our condensed consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to variable interest entities ("VIEs") in which we are the primary beneficiary. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights, which are the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners, held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs.
Except for our Investment segment, for equity investments in which we own 50% or less but greater than 20%, we generally account for such investments using the equity method. All other equity investments are accounted for at fair value.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Change in Accounting Principle
Effective January 1, 2019, CVR Energy revised its accounting policy method for the costs of planned major maintenance activities ("turnarounds") specific to its petroleum business from being expensed as incurred (the direct expensing method) to the deferral method. Turnarounds are planned shutdowns of refinery processing units for significant overhaul and refurbishment. Under the deferral method, the costs of turnarounds are deferred and amortized on a straight-line basis over a four-year period, which represents the estimated time until the next turnaround occurs. The new method of accounting for turnarounds is considered preferable as it is more consistent with the accounting policy of CVR Energy's peer companies and better reflects the economic substance of the benefits earned from turnaround expenditures. The comparative condensed consolidated balance sheet as of December 31, 2018 and condensed consolidated statement of operations and cash flows for the three months ended March 31, 2018 have been retrospectively adjusted to apply the new accounting method. These turnaround costs, and related accumulated amortization, are included within other assets in the condensed consolidated balance sheets. The amortization expense related to turnaround costs is included in cost of goods sold in the condensed consolidated statement of operations. CVR Partners will continue to follow the direct expensing method therefore this change had no impact on its current or comparative condensed consolidated financial statements.
As a result of this accounting change, our Energy segment increased other assets by $108 million and decreased property, plant and equipment, net by $15 million as of December 31, 2018. In addition, our Energy segment increased deferred tax liability by $18 million and total equity by $75 million, including $31 million attributable to Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2018. As of December 31, 2017, our Energy segment increased total equity by $118 million, including $62 million attributable to Icahn Enterprises and Icahn Enterprises Holdings. For the three months ended March 31, 2018, the effect on net income for our Energy segment as a result of this accounting change was a reduction to net income of $11 million, including a $5 million reduction attributable to Icahn Enterprises and Icahn Enterprises Holdings. The impact on net income was comprised of a $14 million increase to cost of goods sold and a $3 million decrease to income tax expense for the three months ended March 31, 2018.
Reclassifications
Certain other reclassifications have been made within the condensed consolidated statements of operations to include gain (loss) on derivatives within cost of goods sold for our Energy segment. Prior year balances have been reclassified to conform to the current year presentation. The reclassification of gain on derivatives from other income, net to costs of goods sold was $59 million for the three months ended March 31, 2018. These reclassifications did not have an impact on previously reported net income.
We have also recast certain historical results for discontinued operations, which we disclose in Note 13, "Discontinued Operations." In addition, certain other reclassifications from the prior year presentation have been made to conform to the current year presentation, which did not have an impact on previously reported net income and equity and are not deemed material.
Consolidated Variable Interest Entities
The following is a discussion of variable interest entities in which we are deemed to be the primary beneficiary and in which we therefore consolidate. In addition, as discussed in Note 3, "Related Party Transactions," we have a variable interest in an entity in which we are not the primary beneficiary and therefore we do not consolidate.
Icahn Enterprises Holdings
We determined that Icahn Enterprises Holdings is a VIE because it is a limited partnership that lacks both substantive kick-out and participating rights. Although Icahn Enterprises is not the general partner of Icahn Enterprises Holdings, Icahn Enterprises is deemed to be the primary beneficiary of Icahn Enterprises Holdings principally based on its 99% limited partner interest in Icahn Enterprises Holdings, as well as our related party relationship with the general partner, and therefore continues to consolidate Icahn Enterprises Holdings. The condensed consolidated financial statements of Icahn Enterprises Holdings are included in this Report. The balances with respect to Icahn Enterprises Holdings' consolidated VIEs are discussed below, comprising the Investment Funds, CVR Refining (prior to January 2019), CVR Partners and Viskase.
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
Energy
CVR Refining (prior to January 2019) and CVR Partners are each considered VIEs because each of these limited partnerships lack both substantive kick-out and participating rights. In addition, CVR Energy also concluded that, based upon its general partner's roles and rights in CVR Refining and CVR Partners as afforded by their respective partnership agreements, coupled with its exposure to losses and benefits in each of CVR Refining and CVR Partners through its significant limited partner interests, intercompany credit facilities and services agreements, it is the primary beneficiary of both CVR Refining (prior to January 2019) and CVR Partners. Based upon this evaluation, CVR Energy continues to consolidate both CVR Refining (prior to January 2019) and CVR Partners.
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

	March 31, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents	$97	$415
Cash held at consolidated affiliated partnerships and restricted cash	2,286	2,648
Investments	7,130	6,951
Due from brokers	1,224	664
Property, plant and equipment, net	1,164	3,012
Inventories, net	72	380
Intangible assets, net	266	278
Other assets	55	971
Accounts payable, accrued expenses and other liabilities	851	534
Securities sold, not yet purchased, at fair value	447	468
Due to brokers	—	141
Debt	630	1,170

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
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of March 31, 2019 was approximately $7.4 billion and $7.5 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2018 was approximately $7.3 billion and $7.3 billion, respectively.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash
Our cash held at consolidated affiliated partnerships balance was $1,673 million and $2,648 million as of March 31, 2019 and December 31, 2018, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.
Our restricted cash balance was $626 million and $34 million as of March 31, 2019 and December 31, 2018, respectively. Restricted cash primarily relates to our Investment segment's cash pledged and held for margin requirements on derivative transactions.
Leases
As discussed below, on January 1, 2019, we adopted FASB ASC Topic 842, Leases, using the modified retrospective approach, which does not require the application of this Topic to periods prior to January 1, 2019. With the exception of the requirement to recognize right-of-use assets on the balance sheet for operating leases in which we are the lessee beginning in 2019, our accounting policy with respect to leases is not significantly different from prior periods and therefore, our prior period accounting policy is not separately disclosed. Financing leases under current U.S. GAAP are classified and accounted for in substantially the same manner as capital leases under prior U.S. GAAP and therefore, we do not distinguish between financing leases and capital leases unless the context requires.
The determination of whether an arrangement is or contains a lease occurs at inception. We account for arrangements that contain lease and non-lease components as a single lease component for all classes of underlying assets. Leases in which we are the lessor are primarily within our Real Estate segment. Refer to Real Estate below for further discussion. In addition, all of our businesses, including our Real Estate segment, enter into lease arrangements as the lessee. The following is our accounting policy for leases in which we are the lessee.
All Segments and Holding Company
Leases are classified as either operating or financing by the lessee depending on whether or not the lease terms provide for control of the underlying asset to be transferred to the lessee. When control transfers to the lessee, we classify the lease as a financing lease. All other leases are recorded as operating leases. Effective January 1, 2019, for all leases with an initial lease term in excess of twelve months, we record a right-of-use asset with a corresponding liability in the condensed consolidated balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at commencement of the lease based on the present value of lease payments over the lease term. Right-of-use assets are adjusted for any lease payments made on or before commencement of the lease, less any lease incentives received. As most of our leases do not provide an implicit rate, we use the incremental borrowing rate with respect to each of our businesses based on the information available at commencement of the lease in determining the present value of lease payments. We use the implicit rate when readily determinable. The lease terms used in the determination of our right-of-use assets and liabilities reflect any options to extend or terminate the lease when it is reasonably certain that we will exercise such option. We and our subsidiaries, independently of each other, apply a portfolio approach to account for the right-of-use assets and lease liabilities when we or our subsidiaries do not believe that applying the portfolio approach would be materially different from accounting for right-of-use assets and lease liabilities individually.
Operating lease expense is recorded as a single expense recognized on a straight-line basis over the lease term and is net of sub-lease income. Operating lease right-of-use assets are amortized for the difference between the straight-line expense less the accretion of interest of the related lease liability. Financing lease expense consists of interest expense on the financing lease liability as well as amortization of the right-of-use financing lease assets on a straight-line basis over the lease term.
Real Estate
Leases are classified as either operating, sales-type or direct financing by the lessor. Our Real Estate segment's net lease portfolio consists of commercial real estate leased to others under long-term operating leases and we account for these leases in accordance with ASC Topic 842. These assets leased to others are recorded at cost, net of accumulated depreciation, and are included in property, plant and equipment, net on our condensed consolidated balance sheets. Assets leased to others are depreciated on a straight-line basis over the useful lives of the assets, ranging from 5 years to 39 years. Lease revenue is recognized on a straight-line basis over the lease term. Cash receipts for all lease payments received are included in net cash flows from operating activities in the condensed consolidated statements of cash flows. Our Real Estate segment's accounting policy for assets leased to others is not significantly different from prior periods.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Revenue From Contracts With Customers and Contract Balances
Due to the nature of our business, we derive revenue from various sources in various industries. With the exception of all of our Investment segment's and our Holding Company's revenues, and our Real Estate segment's leasing revenue, our revenue is generally derived from contracts with customers in accordance with U.S. GAAP. Such revenue from contracts with customers are included in net sales and other revenues from operations in the condensed consolidated statements of operations, however, our Real Estate segment's leasing revenue, as disclosed in Note 9, "Leases," is also included in other revenues from operations. Related contract assets are included in accounts receivable, net or other assets and related contract liabilities are included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Our disaggregation of revenue information includes our net sales and other revenues from operations for each of our reporting segments as well as additional disaggregation of revenue information for our Energy and Automotive segments. See Note 12, "Segment Reporting," for our complete disaggregation of revenue information. In addition, we disclose additional information with respect to revenue from contracts with customers and contract balances for our Energy and Automotive segments below.
Energy
Our Energy segment's deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $65 million and $69 million as of March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, our Energy segment recorded revenue of $12 million and $12 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.
As of March 31, 2019, our Energy segment had $10 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize approximately $4 million of these performance obligations as revenue by the end of 2019 and the remaining balance thereafter.
Automotive
Our Automotive segment has deferred revenue with respect to extended warranty plans of $41 million and $42 million as of March 31, 2019 and December 31, 2018. For the three months ended March 31, 2019 and 2018, our Automotive segment recorded revenue of $6 million and $4 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.
Adoption of New Accounting Standards
Lease Accounting Standards Updates
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases. This ASU requires the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. In addition, among other changes to the accounting for leases, this ASU retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between financing leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under previous guidance. Furthermore, quantitative and qualitative disclosures, including disclosures regarding significant judgments made by management, will be required. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this ASU should be applied using a modified retrospective approach. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which provides an additional (and optional) transition method to adopt the new leases standard. We adopted the new leases standards using the new transition method option effective January 1, 2019, which required a cumulative-effect adjustment recognized in equity at such date. No adjustment to prior period presentation and disclosure were required. The most significant impact related to the recognition of right-of-use assets and lease liabilities in the condensed consolidated balance sheets for long-term operating leases with the significant majority of the impact within our Automotive segment, and to a lesser extent, our Energy and Food Packaging segments. Our Automotive segment has identified approximately 2,300 leases, primarily for real estate (operating leases) and vehicles (financing leases) and recognized operating lease right-of-use assets of $589 million (which reflects the impact of above market leases, net of below market leases) and related liabilities of $621 million as of January 1, 2019 as well as financing lease right-of-use assets and obligations of $24 million and $27 million, respectively. Our Energy segment recognized operating lease right-of-use assets and liabilities of $56 million and financing lease right-of-use assets and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

obligations of $26 million and $23 million, respectively, as of January 1, 2019. Our Food Packaging segment recognized operating lease right-of-use assets and liabilities of $42 million as of January 1, 2019 and financing lease right-of-use assets and obligations of $1 million. The aggregate impact for all other segments was the recognition of operating lease right-of-use assets and liabilities of $28 million as of January 1, 2019.
Other Accounting Standards Updates
In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends FASB ASC Sub-Topic 310-20, Receivables-Nonrefundable Fees and Other Costs. This ASU amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We have adopted this standard on January 1, 2019 using the modified retrospective application method. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends FASB ASC Topic 815, Derivatives and Hedging. This ASU includes amendments to existing guidance to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We have adopted this standard on January 1, 2019. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends FASB ASC Topic 220, Income Statement - Reporting Comprehensive Income. This ASU allows a reclassification out of accumulated other comprehensive loss within equity for standard tax effects resulting from the Tax Cuts and Jobs Act and consequently, eliminates the stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We have adopted this standard effective on January 1, 2019. See Note 15, "Changes in Accumulated Other Comprehensive Loss," for the impact on our accumulated other comprehensive loss, which is attributable to our Food Packaging segment.
Recently Issued Accounting Standards
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
Investment Funds
During the three months ended March 31, 2018, Mr. Icahn and his affiliates (excluding us) invested $280 million in the Investment Funds, net of redemptions. As of March 31, 2019 and December 31, 2018, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.7 billion and $5.0 billion, respectively, representing approximately 50% and 50% of the Investment Funds' assets under management as of each respective date.
We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended March 31, 2019 and 2018, $3 million and $1 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
Hertz Global Holdings, Inc.
As discussed in Note 4, "Investments and Related Matters," the Investment Funds have an investment in the common stock of Hertz Global Holdings, Inc. ("Hertz") measured at fair value that would have otherwise been subject to the equity method of accounting. Icahn Automotive provides services to Hertz in the ordinary course of business. For the three months ended March 31, 2019 and 2018, revenue from Hertz was $12 million and $6 million, respectively. Additionally, Federal-Mogul had payments to Hertz in the ordinary course of business of $1 million for the three months ended March 31, 2018.
In addition to our transactions with Hertz disclosed above, in January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Leasing the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement has an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises' audit committee. Due to the nature of our involvement with 767 Leasing, which includes guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing is a variable interest entity. Furthermore, we determined that we are not the primary beneficiary as we do not have the power to direct the activities of 767 Leasing that most significantly impact its economic performance. Therefore, we do not consolidate the results of 767 Leasing. Our exposure to loss with respect to 767 Leasing is primarily limited to our direct investment in 767 Leasing as well as any payment obligations of 767 Leasing that we guarantee, which are not material at March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, 767 Leasing had assets of $87 million and $60 million, respectively, primarily vehicles for lease, and liabilities of $1 million and $1 million, respectively. For the three months ended March 31, 2019 and 2018, our Automotive segment invested $25 million and $5 million, respectively, in 767 Leasing. As of March 31, 2019 and December 31, 2018, our Automotive segment had an equity method investment in 767 Leasing of $86 million and $59 million, respectively.

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
•Lease of certain intellectual property to ACF; and
•Railcar repair services and support for ACF
Purchases from ACF were $1 million for the three months ended March 31, 2018. For the three months ended March 31, 2018, revenues from ACF were not material.
Insight Portfolio Group LLC
Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises Holdings has a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of ours, including CVR Energy, Viskase, PSC Metals, WPH, Federal-Mogul (prior to October 1, 2018), ARI (prior to December 5, 2018) and Tropicana (prior to October 1, 2018) also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also have minority equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. For the three months ended March 31, 2019 and 2018, we and certain of our subsidiaries paid certain of Insight Portfolio Group's operating expenses of $1 million and $2 million, respectively.

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

	March 31, 2019	December 31, 2018
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$456	$414
Consumer, non-cyclical	2,005	2,161
Consumer, cyclical	1,627	1,161
Energy	1,654	1,598
Financial	209	167
Technology	819	1,040
Other	175	145
	6,945	6,686
Corporate debt securities	185	181
	$7,130	$6,867
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$42	$57
Consumer, cyclical	96	106
Energy	309	305
	447	468
Corporate debt securities	—	—
	$447	$468

The portion of unrealized gains that relates to securities still held by our Investment segment, primarily equity securities, was $558 million and $175 million for the three months ended March 31, 2019 and 2018, respectively.
Our Investment segment is deemed to have significant influence with respect to its investments in Hertz, Herbalife Ltd. ("Herbalife") and Caesars Entertainment Corporation ("Caesars") after considering the collective ownership in such entities by the Investment Funds and affiliates of Mr. Icahn, as well as their collective representation on each of the boards of directors. Our Investment segment has elected the fair value option with respect to each of these investments as such investments would have otherwise been subject to the equity method of accounting. Hertz, Herbalife and Caesars each file annual, quarterly and current reports, and proxy and information statements with the SEC, which are publicly available.
As of March 31, 2019, the Investment Funds owned approximately 23.1% of the outstanding common stock of Hertz. Our Investment segment recorded net gains (losses) of $95 million and $(52) million for the three months ended March 31, 2019 and 2018, respectively, with respect to its investment in Hertz. As of March 31, 2019 and December 31, 2018, the aggregate fair value of our Investment segment's investment in Hertz was $337 million and $320 million, respectively.
As of March 31, 2019, the Investment Funds owned approximately 18.4% of the outstanding common stock of Herbalife. Our Investment segment recorded net (losses) gains of $(168) million and $544 million for the three months ended March 31, 2019 and 2018, respectively, with respect to its investment in Herbalife. As of March 31, 2019 and December 31, 2018, the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

aggregate fair value of our Investment segment's investment in Herbalife was approximately $1.5 billion and $1.7 billion, respectively.
As of March 31, 2019, the Investment Funds owned approximately 11.7% of the outstanding common stock of Caesars. We obtained significant influence over Caesars, and elected the fair value option with respect to our investment in Caesars, beginning in the first quarter of 2019. Our Investment segment recorded net gains of $26 million for the three months ended March 31, 2019 with respect to its investment in Caesars. As of March 31, 2019, the aggregate fair value of our Investment segment's investment in Caesars was $690 million.
Other Segments and Holding Company
With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Equity method investments	$169	$143
Other investments (measured at fair value)	804	1,327
	$973	$1,470

The portion of unrealized (losses) gains that relates to equity securities still held by our Other segments and Holding Company was $(154) million and $23 million for the three months ended March 31, 2019 and 2018, respectively.

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

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments (Note 4)	$7,598	$321	$3	$7,922	$7,493	$317	$372	$8,182
Derivative contracts, at fair value (Note 6)(1)	—	27	—	27	7	517	—	524
	$7,598	$348	$3	$7,949	$7,500	$834	$372	$8,706
Liabilities
Securities sold, not yet purchased (Note 4)	$447	$—	$—	$447	$468	$—	$—	$468
Other liabilities	—	16	—	16	—	2	—	2
Derivative contracts, at fair value (Note 6)	—	722	—	722	—	36	—	36
	$447	$738	$—	$1,185	$468	$38	$—	$506

(1)	Amounts are classified within other assets in our condensed consolidated balance sheets.

Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Balance at January 1	$372	$278
Net gains recognized in income	89	23
Sales	(458)	—
Balance at March 31	$3	$301

As of December 31, 2018, we had a certain equity investment which was considered a Level 3 investment due to unobservable market data and was measured at fair value on a recurring basis. We determined the fair value of this investment based on recent market transactions. During the three months ended March 31, 2019, we sold this investment in its entirety.

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
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related contingent features that are in a liability position at each of March 31, 2019 and December 31, 2018 was zero.
The following table summarizes the volume of our Investment segment's derivative activities based on their notional exposure, categorized by primary underlying risk:

	March 31, 2019		December 31, 2018
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Equity contracts	$686	$10,870	$118	$8,368
Credit contracts(1)	—	563	—	479
Commodity contracts	—	59	—	114

(1)
The short notional amount on our credit default swap positions was approximately $2.5 billion at March 31, 2019. However, because credit spreads cannot compress below zero, our downside short notional exposure is $563 million as of March 31, 2019. The short notional amount on our credit default swap positions was approximately $1.8 billion as of December 31, 2018. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $479 million as of December 31, 2018.

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
CVR Refining's commodity derivatives include commodity swaps and forward purchase and sale commitments. CVR Refining did not have open commodity swap instruments at March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, CVR Refining had open forward purchase and sale commitments for 2 million barrels and 2 million barrels, respectively, of Canadian crude oil priced at fixed differentials that are not considered probable of physical settlement and are accounted for as derivatives.
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
The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments in accordance with U.S GAAP:

	Asset Derivatives(1)		Liability Derivatives
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in millions)
Equity contracts	$28	$568	$736	$170
Credit contracts	12	76	—	—
Commodity contracts	1	15	—	1
Sub-total	41	659	736	171
Netting across contract types(2)	(14)	(135)	(14)	(135)
Total(2)	$27	$524	$722	$36

(1)	Net asset derivatives are classified within other assets in our condensed consolidated balance sheets.

(2)
Excludes netting of cash collateral received and posted. The total collateral posted at March 31, 2019 and December 31, 2018 was $613 million and $0 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
	Three Months Ended March 31,
	2019	2018
	(in millions)
Equity contracts	$(1,101)	$58
Credit contracts	(64)	53
Commodity contracts	2	95
	$(1,163)	$206

(1)
Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment and are included in cost of goods sold for our Energy segment. (Losses) gains recognized on derivatives for our Investment segment were $(1,179) million and $147 million for the three months ended March 31, 2019 and 2018, respectively. Gains recognized on derivatives for our Energy segment were $16 million and $59 million for the three months ended March 31, 2019 and 2018, respectively.

7.	Inventories, Net.
Inventories, net consists of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Raw materials	$220	$217
Work in process	99	70
Finished goods	1,533	1,492
	$1,852	$1,779

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$336	$(87)	$249	$328	$(87)	$241
Food Packaging	6	—	6	6	—	6
	$342	$(87)	$255	$334	$(87)	$247

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible assets, net consists of the following:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$396	$(138)	$258	$396	$(134)	$262
Other	278	(134)	144	316	(139)	177
	$674	$(272)	$402	$712	$(273)	$439

Indefinite-lived intangible assets			$62			$62
Intangible assets, net			$464			$501

Amortization expense associated with definite-lived intangible assets was $10 million and $12 million for the three months ended March 31, 2019 and 2018, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
Acquisitions during the three months ended March 31, 2019 were not material individually or in the aggregate. As a result of certain acquisitions, our Automotive segment allocated $8 million to goodwill and $1 million to definite-lived intangible assets in the first quarter of 2019.

9.	Leases.
All Segments and Holding Company
We have operating and finance leases primarily within our Automotive, Energy and Food Packaging segments. Our Automotive segment leases assets, primarily real estate (operating) and vehicles (financing) and which primarily consist of leases that expire within 10 years. Our Energy segment leases certain pipelines, storage tanks, railcars, office space, land and equipment (operating and financing). Our Food Packaging segment leases assets, primarily real estate and vehicles (primarily operating). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Right-of-use assets and related liabilities are recorded on the balance sheet for leases with an initial lease term in excess of twelve months and therefore, do not include any lease arrangements with initial lease terms of twelve months or less.
Right-of-use assets and lease liabilities are as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$678	$—
Lease liabilities (accrued expenses and other liabilities)	708	—

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	81	51
Lease liabilities (debt)	95	54

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Additional information with respect to our operating leases as of March 31, 2019 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

Operating Leases	Right-Of-Use Assets	Lease Liabilities	Lease Term	Discount Rate
	(in millions)
Energy	$51	$50	4.0 years	5.8%
Automotive	560	591	5.6 years	5.6%
Food Packaging	41	41	10.5 years	6.1%
Other segments and Holding Company	26	26
	$678	$708

The components of lease expense are presented in the following table. Operating lease expense is net of immaterial amounts for sublease income.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating lease expense	$49	$38

Amortization of financing lease right-of-use assets	$4	$1
Interest expense on financing lease liabilities	2	—

Maturities of lease liabilities as of March 31, 2019 are as follows:

Year	Operating Leases	Financing Leases
	(in millions)
Remainder of 2019	$141	$13
2020	168	18
2021	146	14
2022	124	13
2023	79	12
Thereafter	194	68
Total lease payments	852	138
Less: imputed interest	(144)	(43)
	$708	$95

Real Estate
Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of March 31, 2019 and December 31, 2018, our Real Estate segment has assets leased to others included in property, plant and equipment of $219 million and $217 million, respectively, net of accumulated depreciation. Our Real Estate segment's revenue from operating leases were $8 million and $10 million for the three months ended March 31, 2019 and 2018, respectively, and are included in other revenue from operations in the condensed consolidated statements of operations. Our Real Estate segment's anticipated future receipts of minimum operating lease payments receivable are $25 million for the remainder of 2019, $33 million in 2020 and $10 million in 2021 and thereafter.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Debt.
Debt consists of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Holding Company:
6.000% senior unsecured notes due 2020	$1,702	$1,702
5.875% senior unsecured notes due 2022	1,344	1,344
6.250% senior unsecured notes due 2022	1,213	1,213
6.750% senior unsecured notes due 2024	498	498
6.375% senior unsecured notes due 2025	748	748
	5,505	5,505
Reporting Segments:
Energy	1,196	1,170
Automotive	405	372
Food Packaging	271	273
Metals	1	—
Real Estate	2	2
Home Fashion	12	4
	1,887	1,821
Total Debt	$7,392	$7,326

Covenants
All of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.
Non-Cash Charges to Interest Expense
The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were $1 million and $1 million for the three months ended March 31, 2019 and 2018, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Net Income Per LP Unit.
The components of the computation of basic and diluted income (loss) per LP unit from continuing and discontinued operations of Icahn Enterprises are as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions, except per unit data)
Net (loss) income attributable to Icahn Enterprises from continuing operations	$(394)	$98
Net (loss) income attributable to Icahn Enterprises from continuing operations allocated to limited partners (98.01% allocation)	$(386)	$96
Net income attributable to Icahn Enterprises from discontinued operations allocated to limited partners (98.01% allocation)	$—	$33

Basic (loss) income per LP unit:
Continuing operations	$(2.02)	$0.55
Discontinued operations	0.00	0.19
	$(2.02)	$0.74
Basic weighted average LP units outstanding	191	174

Diluted (loss) income per LP unit:
Continuing operations	$(2.02)	$0.55
Discontinued operations	0.00	0.19
	$(2.02)	$0.74
Diluted weighted average LP units outstanding	191	175
As their effect would have been anti-dilutive, two million weighted average units have been excluded from the calculation of diluted income per LP unit for the three months ended March 31, 2019. One million weighted average units are dilutive for the three months ended March 31, 2018 relating to potentially dilutive units as discussed below, with no income effect.
LP Unit Distribution
On February 26, 2019, Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. Because the depositary unitholder has the election to receive the distribution either in cash or additional depositary units, we recorded a unit distribution liability of $391 million as the unit distribution had not been made as of March 31, 2019. In addition, the unit distribution liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, is considered a potentially dilutive security and is considered in the calculation of diluted income per LP unit as disclosed above. Any difference between the liability recorded and the amount representing the aggregate value of the number of depositary units distributed and cash paid would be charged to equity. Mr. Icahn and his affiliates elected to receive their proportionate share of the quarterly distribution in depositary units.
On April 17, 2019, Icahn Enterprises distributed an aggregate 4,859,461 depositary units to unitholders electing to receive depositary units, of which an aggregate of 4,784,706 depositary units were distributed to Mr. Icahn and his affiliates. In connection with this distribution, aggregate cash distributions to all depositary unitholders was $26 million in April 2019.
2017 Incentive Plan
During the three months ended March 31, 2019 and 2018, Icahn Enterprises distributed 10,656 and 15,071 depositary units, respectively, net of payroll withholdings, with respect to certain restricted depositary units and deferred unit awards that vested during the period in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the "2017 Incentive Plan"). The aggregate impact of the 2017 Incentive Plan is not material with respect to our condensed consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

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

	Three Months Ended March 31, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Railcar	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,486	$550	$95	$93	$2	$39	$35	$—	$—	$2,300
Other revenues from operations	—	—	143	—	—	19	—	—	—	—	162
Net loss from investment activities	(609)	—	—	—	—	—	—	—	—	(65)	(674)
Interest and dividend income	42	—	—	—	—	—	—	1	—	21	64
Other (loss) income, net	(1)	1	4	(3)	—	2	—	—	—	—	3
	(568)	1,487	697	92	93	23	39	36	—	(44)	1,855
Expenses:
Cost of goods sold	—	1,303	375	75	92	2	33	20	—	—	1,900
Other expenses from operations	—	—	119	—	—	12	—	—	—	—	131
Selling, general and administrative	2	37	252	15	4	5	10	7	—	4	336
Restructuring, net	—	—	—	7	—	—	—	—	—	—	7
Interest expense	18	26	5	4	—	—	—	2	—	84	139
	20	1,366	751	101	96	19	43	29	—	88	2,513
(Loss) income from continuing operations before income tax (expense) benefit	(588)	121	(54)	(9)	(3)	4	(4)	7	—	(132)	(658)
Income tax (expense) benefit	—	(31)	12	4	—	—	—	(1)	—	10	(6)
Net (loss) income from continuing operations	(588)	90	(42)	(5)	(3)	4	(4)	6	—	(122)	(664)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(293)	24	—	(2)	—	—	—	1	—	—	(270)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(295)	$66	$(42)	$(3)	$(3)	$4	$(4)	$5	$—	$(122)	$(394)

Supplemental information:
Capital expenditures	$—	$29	$13	$7	$5	$6	$1	$4	$—	$—	$65
Depreciation and amortization	$—	$83	$24	$6	$4	$4	$2	$—	$—	$—	$123

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2018
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Railcar	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,537	$549	$97	$118	$1	$42	$20	$—	$—	$2,364
Other revenues from operations	—	—	137	—	—	21	—	—	—	—	158
Net gain from investment activities	410	—	—	—	—	—	—	—	—	22	432
Interest and dividend income	18	—	—	—	—	5	—	—	—	3	26
Other income (loss), net	—	2	—	(6)	1	—	—	—	5	1	3
	428	1,539	686	91	119	27	42	20	5	26	2,983
Expenses:
Cost of goods sold	—	1,385	361	77	110	1	36	17	—	—	1,987
Other expenses from operations	—	—	113	—	—	12	—	—	—	—	125
Selling, general and administrative	1	32	258	15	5	6	9	6	—	6	338
Restructuring, net	—	—	—	—	—	—	2	—	—	—	2
Interest expense	26	27	3	4	—	1	—	2	—	84	147
	27	1,444	735	96	115	20	47	25	—	90	2,599
Income (loss) from continuing operations before income tax (expense) benefit	401	95	(49)	(5)	4	7	(5)	(5)	5	(64)	384
Income tax (expense) benefit	—	(14)	15	2	—	—	—	(1)	—	(19)	(17)
Net income (loss) from continuing operations	401	81	(34)	(3)	4	7	(5)	(6)	5	(83)	367
Less: net income (loss) from continuing operations attributable to non-controlling interests	240	31	—	—	—	—	—	(2)	—	—	269
Net income (loss) from continuing operations attributable to Icahn Enterprises	$161	$50	$(34)	$(3)	$4	$7	$(5)	$(4)	$5	$(83)	$98

Supplemental information:
Capital expenditures	$—	$20	$19	$5	$1	$3	$1	$13	$—	$—	$62
Depreciation and amortization	$—	$83	$24	$7	$5	$5	$2	$2	$—	$—	$128

Disaggregation of Revenue
In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for and Energy and Automotive segments below.
Energy
Disaggregated revenue for our Energy segment net sales is presented below:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Petroleum products	$1,394	$1,457
Nitrogen fertilizer products	92	80
	$1,486	$1,537

Automotive
Disaggregated revenue for our Automotive segment net sales and other revenues from operations is presented below:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Automotive services	$327	$316
Aftermarket parts sales	366	370
	$693	$686

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

	March 31, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$7	$467	$65	$33	$11	$41	$1	$—	$2,139	$2,764
Cash held at consolidated affiliated partnerships and restricted cash	2,286	—	—	1	1	2	2	—	7	2,299
Investments	7,130	83	86	—	—	15	—	—	789	8,103
Accounts receivable, net	—	193	168	76	49	3	28	—	—	517
Inventories, net	—	403	1,233	103	40	—	73	—	—	1,852
Property, plant and equipment, net	—	3,004	951	168	115	376	68	—	—	4,682
Goodwill and intangible assets, net	—	273	391	32	2	21	—	—	—	719
Assets held for sale	—	33	—	—	1	—	—	330	—	364
Other assets	1,268	232	769	139	22	34	11	—	49	2,524
Total assets	$10,691	$4,688	$3,663	$552	$241	$492	$183	$330	$2,984	$23,824
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$730	$1,171	$1,426	$212	$66	$46	$42	$—	$504	$4,197
Securities sold, not yet purchased, at fair value	447	—	—	—	—	—	—	—	—	447
Liabilities held for sale	—	—	—	—	—	—	—	136	—	136
Debt	—	1,196	405	271	1	2	12	—	5,505	7,392
Total liabilities	1,177	2,367	1,831	483	67	48	54	136	6,009	12,172

Equity attributable to Icahn Enterprises	4,772	1,290	1,832	52	174	444	129	171	(3,025)	5,839
Equity attributable to non-controlling interests	4,742	1,031	—	17	—	—	—	23	—	5,813
Total equity	9,514	2,321	1,832	69	174	444	129	194	(3,025)	11,652
Total liabilities and equity	$10,691	$4,688	$3,663	$552	$241	$492	$183	$330	$2,984	$23,824

	December 31, 2018
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$5	$668	$43	$46	$20	$39	$1	$—	$1,834	$2,656
Cash held at consolidated affiliated partnerships and restricted cash	2,648	—	—	1	1	26	2	—	4	2,682
Investments	6,867	84	59	—	—	15	—	—	1,312	8,337
Accounts receivable, net	—	169	149	74	48	3	31	—	—	474
Inventories, net	—	380	1,203	93	39	—	64	—	—	1,779
Property, plant and equipment, net	—	3,027	941	169	115	367	69	—	—	4,688
Goodwill and intangible assets, net	—	278	412	32	2	24	—	—	—	748
Assets held for sale	—	33	—	—	1	—	—	299	—	333
Other assets	1,230	192	217	96	7	34	5	—	11	1,792
Total assets	$10,750	$4,831	$3,024	$511	$233	$508	$172	$299	$3,161	$23,489
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$181	$1,043	$905	$164	$56	$41	$35	$—	$178	$2,603
Securities sold, not yet purchased, at fair value	468	—	—	—	—	—	—	—	—	468
Liabilities held for sale	—	—	—	—	—	—	—	112	—	112
Debt	—	1,170	372	273	—	2	4	—	5,505	7,326
Total liabilities	649	2,213	1,277	437	56	43	39	112	5,683	10,509

Equity attributable to Icahn Enterprises	5,066	1,274	1,747	55	177	465	133	165	(2,522)	6,560
Equity attributable to non-controlling interests	5,035	1,344	—	19	—	—	—	22	—	6,420
Total equity	10,101	2,618	1,747	74	177	465	133	187	(2,522)	12,980
Total liabilities and equity	$10,750	$4,831	$3,024	$511	$233	$508	$172	$299	$3,161	$23,489

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Discontinued Operations.
Income from discontinued operations is summarized as follows:

	Three Months Ended March 31, 2018
	Federal-Mogul	Tropicana	ARI	Total
Revenues:	(in millions)
Net sales	$2,056	$—	$64	$2,120
Other revenues from operations	—	219	52	271
Net gain on investment activities	—	—	1	1
Interest and dividend income	1	1	—	2
Other income, net	8	—	1	9
	2,065	220	118	2,403
Expenses:
Cost of goods sold	1,765	—	58	1,823
Other expenses from operations	—	102	29	131
Selling, general and administrative	220	89	9	318
Interest expense	44	1	5	50
	2,029	192	101	2,322
Income from discontinued operations before income tax expense	36	28	17	81
Income tax expense	(23)	(7)	(6)	(36)
Income from discontinued operations	13	21	11	45
Less: income from discontinued operations attributable to non-controlling interests	3	3	5	11
Income from discontinued operations attributable to Icahn Enterprises	$10	$18	$6	$34

Supplemental information:
Capital expenditures	$118	$21	$19	$158
Depreciation and amortization	$100	$19	$15	$134

14.	Income Taxes.
For the three months ended March 31, 2019, we recorded an income tax expense of $6 million on pre-tax loss from continuing operations of $658 million compared to an income tax expense of $17 million on pre-tax income from continuing operations of $384 million for the three months ended March 31, 2018. Our effective income tax rate was (0.9)% and 4.4% for the three months ended March 31, 2019 and 2018, respectively.
For the three months ended March 31, 2019, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership loss for which there was no tax benefit, as such loss is allocated to the partners.
For the three months ended March 31, 2018, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership income for which there was no tax expense, as such income is allocated to the partners.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

15.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Post-Retirement Benefits, Net of Tax	Translation Adjustments and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2018	$(47)	$(38)	$(85)
Other comprehensive income (loss) before reclassifications, net of tax	—	(1)	(1)
Reclassifications from accumulated other comprehensive loss to earnings	1	—	1
Other comprehensive income (loss), net of tax	1	(1)	—
Elimination of stranded tax effects resulting from tax legislation	(6)	—	(6)
Balance, March 31, 2019	$(52)	$(39)	$(91)

16.	Other Income, Net.
Other income, net consists of the following:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Equity earnings from non-consolidated affiliates	$4	$2
(Loss) gain on disposition of assets, net	(4)	5
Foreign currency transaction (loss) income	(2)	1
Non-service pension and other post-retirement benefits expense	(1)	(7)
Other	6	2
	$3	$3

17.	Commitments and Contingencies.
Environmental Matters
Due to the nature of our business, certain of our subsidiaries' operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities were $36 million and $37 million as of March 31, 2019 and December 31, 2018, respectively, primarily within our Metals and Energy segments and which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.
On August 21, 2018, CVR Refining received a letter from the United States Department of Justice (the “DOJ”) on behalf of the Environmental Protection Agency (the "EPA") and Kansas Department of Health and Environment (“KDHE”) alleging violations of the Clean Air Act and a 2012 Consent Decree between CVR Refining, the United States (on behalf of the EPA) and KDHE at CVR Energy's Coffeyville refinery. In September 2018, CVR Refining executed a tolling agreement with the DOJ and KDHE extending time for negotiation regarding the agencies’ allegations through March 2019, which was extended in March 2019 through November 30, 2019. At this time CVR Energy cannot reasonably estimate the potential penalties, costs, fines or other expenditures that may result from this matter or any subsequent enforcement or litigation relating thereto and, therefore, CVR Energy cannot determine if the ultimate outcome of this matter will have a material impact on its financial position, results of operations or cash flows.
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
For the three months ended March 31, 2019 and 2018, our Energy segment recognized expense of $13 million and a benefit of $23 million, respectively, which is included in cost of goods sold in the condensed consolidated statements of operations. Our Energy segment's cost to comply with the RFS includes the purchased cost of RINs, the impact of recognizing CVR Refining's uncommitted biofuel blending obligation at fair value based on market prices at each reporting date and is reduced by the valuation change of RINs purchases in excess of CVR Refining's RFS obligation as of the reporting date.
Litigation
From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.
Energy
CVR Energy, CVR Refining and its general partner, Icahn Enterprises and certain other affiliates and individuals have each been named in nine lawsuits filed in the Court of Chancery of the State of Delaware by purported former unitholders of CVR Refining, on behalf of themselves and an alleged class of similarly situated unitholders (the “Call Option Lawsuits”). The Call Option Lawsuits primarily allege breach of contract, tortious interference and breach of the implied covenant of good faith and fair dealing and seek monetary damages and attorneys’ fees, among other remedies, relating to CVR Energy's exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner. The Call Option Lawsuits are in the earliest stages of litigation. CVR Energy believes the Call Option Lawsuits are without merit and intends to vigorously defend against them.
Other Matters
Pension Obligations
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 91.7% of Icahn Enterprises' outstanding depositary units as of March 31, 2019. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the "PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by ACF. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the ACF plans have been met as of March 31, 2019. If the plans were voluntarily terminated, they would be underfunded by approximately $61 million as of March 31, 2019. These results are based on the most recent information provided by the plans’ actuary. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other
The U.S. Attorney’s office for the Southern District of New York contacted Icahn Enterprises L.P. in September 2017 seeking production of information pertaining to our and Mr. Icahn’s activities relating to the Renewable Fuels Standard and Mr. Icahn’s former role as an advisor to the President. We cooperated with the request and provided information in response to the subpoena. The U.S. Attorney’s office for the Southern District of New York contacted Icahn Enterprises L.P. in June 2018 seeking production of information pertaining to trading in Manitowoc Company, Inc. securities. We cooperated with the request and provided documents in response to the subpoena. The U.S. Attorney’s office has not made any claims or allegations against us or Mr. Icahn with respect to either of the foregoing inquiries. We maintain a strong compliance program and, while no assurances can be made, we do not believe these inquiries will have a material impact on our business, financial condition, results of operations or cash flows.

18.	Supplemental Cash Flow Information.
Supplemental cash flow information from continuing operations consists of the following:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Cash payments for interest, net of amounts capitalized	$157	$159
Net cash (receipts) payments for income taxes, net of refunds	(2)	1
Non-cash proceeds from sale of investment	34	—
Distribution payable	391	310

19.	Subsequent Events.
Icahn Enterprises
Distribution
On April 30, 2019, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about June 20, 2019 to depositary unitholders of record at the close of business on May 13, 2019. Depositary unitholders will have until June 10, 2019 to make an election to receive either cash or additional depositary units; if a unitholder does not make an election, it will automatically be deemed to have elected to receive the distribution in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending June 17, 2019. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive depositary units. Any unitholders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Potential Open Market Sale Agreement
On May 2, 2019, Icahn Enterprises announced its intention to enter into an Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, for up to $400 million in aggregate sales proceeds. The proceeds from these transactions, if any, will be used to fund potential acquisitions as well as for general limited partnership purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2019 (this "Report"), as well as our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 1, 2019.
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
The comparability of our summarized consolidated financial results presented below is affected primarily by the performance of the Investment Funds and our Holding Company's realized and unrealized equity investment gains and losses. Refer to our respective segment discussions and "Other Consolidated Results of Operations," below for further discussion.

	Revenues		Net Income (Loss) From Continuing Operations		Net Income (Loss) From Continuing Operations Attributable to Icahn Enterprises
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
	(in millions)
Investment	$(568)	$428	$(588)	$401	$(295)	$161
Holding Company	(44)	26	(122)	(83)	(122)	(83)

Other Operating Segments:
Energy	1,487	1,539	90	81	66	50
Automotive	697	686	(42)	(34)	(42)	(34)
Food Packaging	92	91	(5)	(3)	(3)	(3)
Metals	93	119	(3)	4	(3)	4
Real Estate	23	27	4	7	4	7
Home Fashion	39	42	(4)	(5)	(4)	(5)
Mining	36	20	6	(6)	5	(4)
Railcar	—	5	—	5	—	5
Other operating segments	2,467	2,529	46	49	23	20
Consolidated	$1,855	$2,983	$(664)	$367	$(394)	$98

Investment
We invest our proprietary capital through various private investment funds ("Investment Funds"). As of March 31, 2019 and December 31, 2018, we had investments with a fair market value of approximately $4.8 billion and $5.1 billion, respectively, in the Investment Funds. As of March 31, 2019 and December 31, 2018, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.7 billion and $5.0 billion, respectively.
Our Investment segment's results of operations are reflected in net income (loss) in the condensed consolidated statements of operations. Our Investment segment's net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company and by Mr. Icahn and his affiliates. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment's results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the "Investment Segment Liquidity" section of our "Liquidity and Capital Resources" discussion for additional information regarding our Investment segment's exposure as of March 31, 2019.
For the three months ended March 31, 2019 and 2018, our Investment Funds' returns were (5.8)% and 5.3%, respectively. Our Investment Funds' returns represent a weighted-average composite of the average returns, net of expenses. The following table sets forth the performance attribution for the Investment Funds' returns.

	Three Months Ended March 31,
	2019	2018
Long positions	7.0%	3.0%
Short positions	(12.8)%	1.8%
Other	0.0%	0.5%
	(5.8)%	5.3%
The following table presents net (loss) income for our Investment segment for the three and three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Long positions	$715	$193
Short positions	(1,306)	170
Other	3	38
	$(588)	$401
Three Months Ended March 31, 2019 and 2018
For the three months ended March 31, 2019, the Investment Funds' negative performance was driven by net losses in their short positions offset in part by net gains in their long positions. The negative performance of our Investment segment's short positions was driven by the negative performance of broad market hedges of approximately $1.1 billion and the aggregate performance of short positions with net losses across various sectors. The positive performance of our Investment segment's long positions was driven by gains from a technology sector investment, an energy sector investment and a basic materials sector investment with gains aggregating $573 million. The aggregate performance of investments with net gains across various other sectors accounted for an additional positive performance of our Investment segment's long positions. The positive performance of long positions was offset in part by losses from a consumer, non-cyclical sector investment with a loss of $168 million.
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

Energy
Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 94% and 95% of our Energy segment's net sales for the three months ended March 31, 2019 and 2018, respectively.
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
In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard of the United States Environmental Protection Agency, which requires it to either blend “renewable fuels” in with its transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Refer to Note 17, "Commitments and Contingencies," to the condensed consolidated financial statements for further discussion of RINs.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net sales	$1,486	$1,537
Cost of goods sold	1,303	1,385
Gross margin	$183	$152
Three Months Ended March 31, 2019 and 2018
Net sales for our Energy segment decreased by $51 million (3%) for the three months ended March 31, 2019 as compared to the comparable prior year period, primarily due to a decrease in our petroleum business' nets sales offset in part by an increase in our nitrogen fertilizer business' net sales. Our petroleum business' net sales decreased $63 million due to a decrease in gasoline sales, with higher volumes more than offset by a decrease in crack spreads, offset in part by an increase in sales of distillates as a result of improved spreads. Our nitrogen fertilizer business' net sales increased $12 million primarily due to an increase in UAN sales due to favorable pricing conditions offset in part by lower sales volumes.
Cost of goods sold for our Energy segment decreased by $82 million (6%) for the three months ended March 31, 2019 as compared to the comparable prior year period. The decrease was primarily due to our petroleum business as a result of lower cost of consumed crude oil due to a decrease in crude oil prices, offset in part by an increase in the net cost of RINs. Gross margin for our Energy segment increased by $31 million for the three months ended March 31, 2019 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 12% and 10% for the three months ended March 31, 2019 and 2018, respectively. The increase in the gross margin as a percentage of net sales for our petroleum business was primarily due to higher sales volumes with a lower cost of consumed crude oil. The increase in the gross margin as a percentage of net sales for our nitrogen fertilizer business was due to improved pricing for UAN and ammonia.

Automotive
Our Automotive segment's results of operations are generally driven by the distribution and installation of automotive aftermarket parts and are affected by the relative strength of automotive part replacement trends, among other factors. Acquisitions in recent years within our Automotive segment provided operating synergies, expanded our market presence, strengthened our parts distribution channel and enhanced our Automotive segment's ability to better service its customers. However, our automotive aftermarket parts business is in a highly competitive industry and is smaller than several of its competitors, who have greater financial resources and operational capabilities. Our Automotive segment continues to evaluate strategic alternatives with respect to the aftermarket parts business.
Our Automotive segment is in the process of implementing a multi-year transformation plan, which includes the integration and restructuring of the operations of its businesses. Our Automotive segment's priorities include:

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
The following table presents our Automotive segment's operating revenue, cost of revenue and gross margin. Our Automotive segment's results of operations also include automotive services labor. Automotive services labor revenues are included in other revenues from operations in our condensed consolidated statements of operations, however, the sale of any installed parts or materials related to automotive services are included in net sales. Therefore, we discuss the combined results of our automotive net sales and automotive services labor revenues below.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net sales and other revenue from operations	$693	$686
Cost of goods sold and other expenses from operations	494	474
Gross margin	$199	$212
Three Months Ended March 31, 2019 and 2018
Net sales and other revenue from operations for our Automotive segment for the three months ended March 31, 2019 increased by $7 million (1%) as compared to the comparable prior year period. The increase was attributable to an increase in automotive services revenues of $11 million (3%), including $7 million (2%) on an organic basis, due to growing do-it-for-me and fleet businesses, offset in part by a decrease in aftermarket parts sales of $4 million. On an organic basis, aftermarket parts sales remained flat over the comparable period as an increase in commercial sales of $13 million, driven by increases in Pep Boys commercial programs, was offset by a decrease in retail sales.
Cost of goods sold and other expenses from operations for the three months ended March 31, 2019 increased by $20 million (4%), as compared to the comparable prior year period. The increase was due to higher sales volumes as well as a reduction in vendor support funds. Gross margin on net sales and automotive services labor revenues for the three months ended March 31, 2019 decreased by $13 million (6%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and automotive services labor revenues was 29% and 31% for the three months ended March 31, 2019 and 2018, respectively. Our Automotive segment has experienced some margin rate contraction for its services and parts businesses due to the reduction in vendor support funds and other unfavorable margin adjustments.

Food Packaging
Our Food packaging segment's results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.
Three Months Ended March 31, 2019 and 2018
Net sales for the three months ended March 31, 2019 decreased by $2 million (2%) as compared to the corresponding prior year period. The decrease was primarily due to the unfavorable effects of foreign exchange and lower sales volumes. Cost of goods sold for the three months ended March 31, 2019 decreased by $2 million (3%) as compared to the corresponding prior year period due to lower sales volume and the favorable effects of foreign exchange. Gross margin as a percentage of net sales was flat at 21% for the three months ended March 31, 2019 and 2018.
Metals
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the United States and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Three Months Ended March 31, 2019 and 2018
Net sales for the three months ended March 31, 2019 decreased by $25 million (21%) compared to the comparable prior year period due to lower shipment volumes and lower average selling prices for most grades of metal, particularly non-ferrous residue material, which was lower due to the trade dispute with China.
Cost of goods sold for the three months ended March 31, 2019 decreased by $18 million (16%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes, as discussed above, and lower material costs due to lower market prices. Gross margin as a percentage of net sales was 1% and 7% for the three months ended March 31, 2019 and 2018, respectively, due to unfavorable market conditions as material has become more competitive to purchase.
Real Estate
Real Estate revenues and expenses primarily include sales of residential units, results from club operations, rental income and expenses, including income from financing leases, and hotel, timeshare and casino operations. Sales of residential units are included in net sales in our condensed consolidated statements of operations. Results from club and rental operations, including financing lease income, and hotel, timeshare and casino operations are included in other revenues from operations in our condensed consolidated statements of operations. Revenue from our real estate operations for each of the three and three months ended March 31, 2019 and 2018 were substantially derived from income from club and rental operations.
Home Fashion
Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.
Three Months Ended March 31, 2019 and 2018
Net sales for the three months ended March 31, 2019 decreased by $3 million (7%) compared to the comparable prior year period due to lower sales volume. Cost of goods sold for the three months ended March 31, 2019 decreased by $3 million (8%) compared to the comparable prior year period due to lower sales volume. Gross margin as a percentage of net sales was 15% and 14% for the three months ended March 31, 2019 and 2018, respectively.
Mining
Our Mining segment's performance is driven by global iron ore prices and demand for raw materials from Chinese steelmakers. Since acquiring Ferrous Resources Ltd. in 2015, our Mining segment has been concentrating on sales in its domestic market, Brazil.
Three Months Ended March 31, 2019 and 2018
Net sales for the three months ended March 31, 2019 increased $15 million as compared to the comparable prior year period primarily due to iron ore price increases and an increase in volumes. Cost of goods sold for the three months ended March 31, 2019 increased $3 million (18%) compared to the comparable prior year period due to a certain plant operation resuming in 2018, increasing the cost of production to produce a higher quality of iron ore.

Holding Company
Our Holding Company's results of operations primarily reflect the interest expense on its senior unsecured notes for each of the three months ended March 31, 2019 and 2018. In addition, our Holding Company has investment gains and losses from debt and equity investments. During 2019, net loss from investment activities was primarily attributable to an unrealized loss from an equity investment offset in part by a realized gain from an equity investment. During 2018, unrealized gains from an equity investment was offset in part by unrealized losses from a debt investment.

Other Consolidated Results of Operations
Selling, General and Administrative
Three Months Ended March 31, 2019 and 2018
Our consolidated selling, general and administrative during the three months ended March 31, 2019 decreased by $2 million as compared the corresponding prior year period. Our Automotive segment selling, general and administrative decreased $6 million (2%) as a result of certain shared service center cost reductions as well as other cost reduction initiatives implemented after the first quarter of 2018. Our Energy segment selling, general and administrative increased $5 million (16%) due to higher share-based compensation expense, as a result of an increase is CVR Energy share prices in the first quarter of 2019 compared to a decrease in the first quarter of 2018.
Interest Expense
Three Months Ended March 31, 2019 and 2018
Our consolidated interest expense during the three months ended March 31, 2019 decreased by $8 million as compared the corresponding prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in average due to broker balances over the respective periods.
Income Tax Expense
Certain of our subsidiaries are partnerships not subject to taxation in our consolidated financial statements and certain other subsidiaries are corporations, or subsidiaries of corporations, subject to taxation in our consolidated financial statements. Therefore, our consolidated effective tax rate generally differs from the statutory federal tax rate. Refer to Note 14, "Income Taxes," to the condensed consolidated financial statements for a discussion of income taxes.
Discontinued Operations
As discussed in Note 1, "Description of Business," we operated discontinued operations previously included in our Automotive and Railcar segments and our former Gaming segment effective in 2018. The sales of each of these businesses closed in the fourth quarter of 2018. See Note 13, "Discontinued Operations," for financial information with respect to each of our discontinued operating businesses.

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
As of March 31, 2019, our Holding Company had cash and cash equivalents of approximately $2.1 billion and total debt of approximately $5.5 billion. As of March 31, 2019, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.8 billion. We may redeem our direct investment in the Investment Funds upon notice. See "Investment Segment Liquidity" below for additional information with respect to our Investment segment liquidity. See "Consolidated Cash Flows" below for additional information with respect to our Holding Company liquidity.

Subsequent Events
Subsequent to March 31, 2019, CVR Energy declared a quarterly dividend which should result in an additional $54 million in dividends payable to us in the second quarter of 2019.
On May 2, 2019, Icahn Enterprises announced its intention to enter into an Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, for up to $400 million in aggregate sales proceeds. The proceeds from these transactions, if any, will be used to fund potential acquisitions as well as for general limited partnership purposes.
Holding Company Borrowings and Availability

	March 31, 2019	December 31, 2018
	(in millions)
6.000% senior unsecured notes due 2020	$1,702	$1,702
5.875% senior unsecured notes due 2022	1,344	1,344
6.250% senior unsecured notes due 2022	1,213	1,213
6.750% senior unsecured notes due 2024	498	498
6.375% senior unsecured notes due 2025	748	748
	$5,505	$5,505
Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and guaranteed by Icahn Enterprises Holdings. Interest on each of the senior unsecured notes are payable semi-annually.
The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of March 31, 2019 are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.
As of March 31, 2019 and December 31, 2018, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of March 31, 2019, based on covenants in the indentures governing our senior unsecured notes, we are permitted to incur approximately $1.2 billion of additional indebtedness.
Distributions on Depositary Units
On April 30, 2019, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unitholder and will be paid on or about June 20, 2019 to depositary unitholders of record at the close of business on May 13, 2019.
During the three months ended March 31, 2019, we declared a quarterly distribution of $2.00 per depositary unit. Mr. Icahn and his affiliates elected to receive their proportionate share of this distribution in depositary units. Mr. Icahn and his affiliates owned approximately 91.7% of Icahn Enterprises' outstanding depositary units as of March 31, 2019. In connection with this distribution, aggregate cash distributions to all depositary unitholders was $26 million in April 2019.
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
Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of March 31, 2019, the Investment Funds' had a net short notional exposure of 43%. The Investment Funds' long exposure was 82% (80% long equity and 2% long credit) and its short exposure was 125% (119% short equity, 6% short credit and other). The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at March 31, 2019.
Of the Investment Funds' 82% long exposure, 75% was comprised of the fair value of its long positions (with certain adjustments) and 7% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds' 125% short exposure, 4% was comprised of the fair value of our short positions and 121% was comprised of short broad market index swap derivative contracts and short credit default swap contracts.
With respect to both our long positions that are not notionalized (75% long exposure) and our short positions that are not notionalized (4% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our other short positions (121% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.
Other Segment Liquidity
Segment Cash and Cash Equivalents
Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Energy	$467	$668
Automotive	65	43
Food Packaging	33	46
Metals	11	20
Real Estate	41	39
Home Fashion	1	1
	$618	$817
Our Mining segment had $39 million and $11 million of cash and cash equivalents included in assets held for sale as of March 31, 2019 and December 31, 2018, respectively.

Segment Borrowings and Availability
Segment debt consists of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Energy	$1,196	$1,170
Automotive	405	372
Food Packaging	271	273
Metals	1	—
Real Estate	2	2
Home Fashion	12	4
	$1,887	$1,821
Our Mining segment had $53 million and $55 million of debt included in liabilities held for sale as of March 31, 2019 and December 31, 2018.
Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for information concerning terms, restrictions and covenants pertaining to our subsidiaries' debt. As of March 31, 2019, all of our subsidiaries were in compliance with all debt covenants.
Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

March 31, 2019
(in millions)
Energy	$443
Automotive	90
Food Packaging	7
Metals	51
Home Fashion	18
$609
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
The following table summarizes cash flow information for Icahn Enterprises' reporting segments and our Holding Company:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Operating Activities	Investing Activities	Financing Activities
	(in millions)
Holding Company	$(128)	$435	$—	$(152)	$(175)	$—
Investment	(360)	—	—	(424)	—	280

Other Operating Segments:
Energy	228	(42)	(387)	25	(20)	(67)
Automotive	(51)	(45)	118	(169)	(25)	173
Food Packaging	(3)	(7)	(1)	(2)	(5)	44
Metals	(5)	(5)	1	(6)	(1)	—
Real Estate	7	(6)	(23)	14	(3)	(13)
Home Fashion	(6)	(1)	7	1	(1)	5
Mining	30	(4)	2	—	(13)	11
Other operating segments	200	(110)	(283)	(137)	(68)	153
Discontinued operations	—	—	—	118	(154)	(18)
Total before eliminations	(288)	325	(283)	(595)	(397)	415
Eliminations	—	(11)	11	—	190	(190)
Consolidated	$(288)	$314	$(272)	$(595)	$(207)	$225
Eliminations
Eliminations in the table above relate to certain of our Holding Company's transactions with our Investment and other operating segments. Our Holding Company's net (investments in) distributions from the Investments Funds are included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our Investment segment. Similarly, our Holding Company's net distributions from (investments in) our other operating segments are included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our other operating segments. In addition, during January 2019, our Holding Company sold its direct investment in CVR Refining to CVR Energy, which is included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our Energy segment.
Holding Company
Our Holding Company's cash flows from operating activities for each of the three months ended March 31, 2019 and 2018 were primarily attributable to our semi-annual interest payments on our senior unsecured notes.
Our Holding Company's cash flows from investing activities for the three months ended March 31, 2019 were primarily due to our sale of a certain equity investment for which we received cash of $424 million during the quarter as well as the sale of our direct investment in CVR Refining to CVR Energy for $60 million. During the three months ended March 31, 2019, we also received dividends and distributions from our Energy and Real Estate segments aggregating $77 million and we had aggregate investments in our Automotive segment of $126 million. Our Holding Company's cash flows from investing activities for the three months ended March 31, 2018 were due to an aggregate investment in our Automotive segment of $190 million and contributions to our Food Packaging segment in connection with Viskase's rights offering of $44 million, offset in part by dividends and distributions received from our Energy and Real Estate segments aggregating $50 million and the sale of additional railcars previously owned by ARL for $15 million.
Investment Segment
Our Investment segment's cash flows from operating activities for the comparable periods were attributable to its net investment transactions.
Our Investment segment's cash flows from financing activities for the three months ended March 31, 2018 were attributable to Mr. Icahn and his affiliates' (excluding us) investment of $280 million in the Investment Funds.
Other Operating Segments
Our other operating segments' cash flows from continuing operating activities included net cash flows from operating activities before changes in operating assets and liabilities of $171 million and $155 million for the three months ended March 31, 2019 and 2018, respectively, primarily attributable to our Energy segment. The change in cash flows from continuing operating activities for the three months ended March 31, 2019 as compared to the comparable prior year period was primarily due to changes in working capital attributable to our Energy and Automotive segments. For our Energy segment, working capital in 2018 was impacted by the reduction of our petroleum business' renewal volume obligation. For our Automotive segment, working capital was impacted by inventory purchases and timing of other operating payments and receipts.
Our other operating segments' cash flows from continuing investing activities were primarily due to capital expenditures, primarily within our Energy and Automotive segments. In addition, our Automotive segment invested an additional $25 million in 767 Leasing LLC in 2019 compared to $5 million in 2018 and had net payments for the acquisition of businesses of $10 million in 2019 compared to $1 million in 2018.
Our other operating segments' cash flows from continuing financing activities were primarily due to our Energy segment's payments to acquire the remaining common units of CVR Refining not already owned by CVR Energy in 2019 for $301 million, including $60 million paid to our Holding Company for our direct ownership in CVR Refining. In addition, our other operating segments also had net contributions from our Holding Company of $49 million and $190 million for the three months ended March 31, 2019 and 2018, respectively, as described above. For the three months ended March 31, 2019 and 2018, our Energy segment had distributions to non-controlling interests of $30 million and $28 million, respectively and in 2018, our Food Packaging segment received $50 million in connection with a rights offering, of which $44 million represented a contribution from our Holding Company and $6 million was from non-controlling interests.
Discontinued Operations
Our cash flows from operating activities from discontinued operations for the three months ended March 31, 2018 was comprised of $52 million provided by Federal-Mogul, $31 million provided by ARI and $29 million provided by our former Gaming segment, primarily due to net cash flows from operating activities before changes in operating assets and liabilities. Cash flows provided by operating activities from discontinued operations was net of cash payments for interest of $42 million for Federal-Mogul, $5 million for ARI and $2 million for our former Gaming segment for the three months ended March 31, 2018. In addition, our former Gaming segment had cash flows provided by operating activities of $6 million from transactions with our Holding Company.
Our cash flows from investing activities from discontinued operations for the three months ended March 31, 2018 was comprised of $117 million used by Federal-Mogul, $17 million used by ARI and $20 million used by our former Gaming segment, primarily due to capital expenditures.
Our cash flows from financing activities from discontinued operations for the three months ended March 31, 2018 was primarily to net debt transactions. In addition, ARI had $5 million in dividends paid to us and $3 million paid to non-controlling interest.
Consolidated Capital Expenditures
There have been no significant changes to our capital expenditures during the three months ended March 31, 2019 as compared to the estimated capital expenditures for 2019 as reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Consolidated Contractual Commitments and Contingencies
There have been no material changes to our contractual commitments and contingencies as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

Critical Accounting Policies and Estimates
The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Effective January 1, 2019, we adopted FASB ASC Topic 842, Leases. Although this new standard is not expected to have a material impact on our ongoing results of operations, we determined that it was appropriate to identify our updated accounting policy as a critical accounting policy.
Except for the adoption of FASB ASC Topic 842, discussed above, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2019 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recently Issued Accounting Standards
Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," to the condensed consolidated financial statements for a discussion of recent accounting pronouncements applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Except as discussed below, information about our quantitative and qualitative disclosures about market risk did not differ materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of March 31, 2019, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $713 million, $45 million and $1.4 billion, respectively. However, as of March 31, 2019, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 50% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 50% of the change in fair value.

Item 4. Controls and Procedures.
As of March 31, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
We are, and will continue to be, subject to litigation from time to time in the ordinary course of business. Refer to Note 17, “Commitments and Contingencies” to the condensed consolidated financial statements, which is incorporated by reference into this Part II, Item 1 of this Report, for information regarding our lawsuits and proceedings.

Item 1A. Risk Factors.
There were no material changes to our risk factors during the three months ended March 31, 2019 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6. Exhibits.

Exhibit No.	Description
18.1	Letter regarding change in accounting principle (Icahn Enterprises L.P.).
18.2	Letter regarding change in accounting principle (Icahn Enterprises Holdings L.P.).
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

Date: May 2, 2019

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Peter Reck
Peter Reck, Chief Accounting Officer

Date: May 2, 2019