Form 10-Q
period 2019-06-30
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2019-08-06
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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
767 Fifth Avenue, Suite 4700
New York, NY 10153
(212) 702-4300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Depositary Units of Icahn Enterprises L.P. Representing Limited Partner Interests	IEP	NASDAQ	Global Select Market
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
As of August 6, 2019, there were 201,551,298 of Icahn Enterprises' depositary units outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except unit amounts)

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$4,008	$2,656
Cash held at consolidated affiliated partnerships and restricted cash	664	2,682
Investments	8,858	8,337
Due from brokers	1,280	664
Accounts receivable, net	508	474
Inventories, net	1,851	1,779
Property, plant and equipment, net	4,630	4,688
Goodwill	277	247
Intangible assets, net	465	501
Assets held for sale	400	333
Other assets	1,407	1,128
Total Assets	$24,348	$23,489
LIABILITIES AND EQUITY
Accounts payable	$841	$832
Accrued expenses and other liabilities	1,502	900
Deferred tax liability	675	694
Unrealized loss on derivative contracts	902	36
Securities sold, not yet purchased, at fair value	146	468
Due to brokers	14	141
Liabilities held for sale	164	112
Debt	8,658	7,326
Total liabilities	12,902	10,509

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 201,551,298 units issued and outstanding at June 30, 2019 and 191,366,097 units issued and outstanding at December 31, 2018	6,498	7,350
General partner	(807)	(790)
Equity attributable to Icahn Enterprises	5,691	6,560
Equity attributable to non-controlling interests	5,755	6,420
Total equity	11,446	12,980
Total Liabilities and Equity	$24,348	$23,489

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:	(Unaudited)
Net sales	$2,588	$2,819	$4,888	$5,183
Other revenues from operations	172	167	334	325
Net (loss) gain from investment activities	(637)	410	(1,311)	842
Interest and dividend income	58	36	122	62
Other income (loss), net	15	(9)	18	(6)
	2,196	3,423	4,051	6,406
Expenses:
Cost of goods sold	2,129	2,427	4,029	4,414
Other expenses from operations	137	134	268	259
Selling, general and administrative	339	345	675	683
Restructuring, net	4	1	11	3
Impairment	1	3	1	3
Interest expense	151	119	290	266
	2,761	3,029	5,274	5,628
(Loss) income from continuing operations before income tax (expense) benefit	(565)	394	(1,223)	778
Income tax (expense) benefit	(8)	16	(14)	(1)
(Loss) income from continuing operations	(573)	410	(1,237)	777
(Loss) income from discontinued operations	(24)	167	(24)	212
Net (loss) income	(597)	577	(1,261)	989
Less: net (loss) income attributable to non-controlling interests	(99)	275	(369)	555
Net (loss) income attributable to Icahn Enterprises	$(498)	$302	$(892)	$434

Net (loss) income attributable to Icahn Enterprises from:
Continuing operations	$(474)	$148	$(868)	$246
Discontinued operations	(24)	154	(24)	188
	$(498)	$302	$(892)	$434
Net (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(488)	$296	$(874)	$425
General partner	(10)	6	(18)	9
	$(498)	$302	$(892)	$434
Basic and diluted (loss) income per LP unit:
Continuing operations	$(2.37)	$0.81	$(4.39)	$1.37
Discontinued operations	(0.12)	0.85	(0.12)	1.04
	$(2.49)	$1.66	$(4.51)	$2.41
Basic and diluted weighted average LP units outstanding	196	178	194	176
Cash distributions declared per LP unit	$2.00	$1.75	$4.00	$3.50

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Net (loss) income	$(597)	$577	$(1,261)	$989
Other comprehensive income (loss), net of tax:
Translation adjustments	—	(108)	(1)	(75)
Post-retirement benefits	1	5	2	15
Other comprehensive (loss), net of tax	1	(103)	1	(60)
Comprehensive (loss) income	(596)	474	(1,260)	929
Less: Comprehensive (loss) income attributable to non-controlling interests	(99)	266	(369)	549
Comprehensive (loss) income attributable to Icahn Enterprises	$(497)	$208	$(891)	$380

Comprehensive (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(487)	$203	$(873)	$372
General partner	(10)	5	(18)	8
	$(497)	$208	$(891)	$380

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2018	$(790)	$7,350	$6,560	$6,420	$12,980
Net loss	(8)	(386)	(394)	(270)	(664)
Distribution payable	(8)	(383)	(391)	—	(391)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(30)	(30)
Changes in subsidiary equity and other	2	62	64	(307)	(243)
Balance, March 31, 2019	(804)	6,643	5,839	5,813	11,652
Net loss	(10)	(488)	(498)	(99)	(597)
Other comprehensive loss	—	1	1	—	1
Distribution payable reversal	8	383	391	—	391
Partnership distributions	(1)	(54)	(55)	—	(55)
Partnership contributions	—	10	10	—	10
Investment segment contributions	—	—	—	70	70
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(26)	(26)
Changes in subsidiary equity and other	—	3	3	(3)	—
Balance, June 30, 2019	$(807)	$6,498	$5,691	$5,755	$11,446

	Equity Attributable to Icahn Enterprises
	General Partner's (Deficit) Equity	Limited Partners' Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	$(234)	$5,402	$5,168	$6,318	$11,486
Net income	3	129	132	280	412
Other comprehensive income	—	40	40	3	43
Distribution payable	(6)	(304)	(310)	—	(310)
Investment segment contributions	—	—	—	280	280
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(31)	(31)
Cumulative effect adjustment from adoption of accounting principle	(1)	(28)	(29)	—	(29)
Changes in subsidiary equity and other	1	—	1	10	11
Balance, March 31, 2018	(237)	5,239	5,002	6,860	11,862
Net income	6	296	302	275	577
Other comprehensive loss	(1)	(93)	(94)	(9)	(103)
Distribution payable reversal	6	304	310	—	310
Partnership distributions	(1)	(47)	(48)	—	(48)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(47)	(47)
Changes in subsidiary equity and other	(1)	(5)	(6)	(1)	(7)
Balance, June 30, 2018	$(228)	$5,694	$5,466	$7,078	$12,544

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,261)	$989
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss (income) from discontinued operations	24	(212)
Net gain from securities transactions	(81)	(834)
Purchases of securities	(2,256)	(3,064)
Proceeds from sales of securities	1,481	5,217
Purchases to cover securities sold, not yet purchased	(416)	(1,119)
Proceeds from securities sold, not yet purchased	17	485
Changes in receivables and payables relating to securities transactions	(702)	(1,425)
Depreciation and amortization	260	258
Deferred taxes	(40)	(4)
Other, net	12	26
Changes in operating assets and liabilities	1,150	(1,075)
Net cash used in operating activities from continuing operations	(1,812)	(758)
Net cash provided by operating activities from discontinued operations	—	281
Net cash used in operating activities	(1,812)	(477)
Cash flows from investing activities:
Capital expenditures	(132)	(126)
Acquisition of businesses, net of cash acquired	(51)	(10)
Purchases of investments	(45)	(10)
Proceeds from sale of investments	458	1
Other, net	17	11
Net cash provided by (used in) investing activities from continuing operations	247	(134)
Net cash used in investing activities from discontinued operations	—	(270)
Net cash provided by (used in) investing activities	247	(404)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	70	280
Partnership contributions	10	—
Partnership distributions	(55)	(48)
Purchase of additional interests in consolidated subsidiaries	(241)	—
Dividends and distributions to non-controlling interests in subsidiaries	(56)	(58)
Proceeds from Holding Company senior unsecured notes	1,257	—
Proceeds from subsidiary borrowings	441	652
Repayments of subsidiary borrowings	(452)	(704)
Other, net	(3)	11
Net cash provided by financing activities from continuing operations	971	133
Net cash used in financing activities from discontinued operations	—	(77)
Net cash provided by financing activities	971	56
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(2)	(1)
Add back change in cash and restricted cash of assets held for sale	(70)	20
Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents	(666)	(806)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	5,338	1,911
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$4,672	$1,105
See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$4,008	$2,656
Cash held at consolidated affiliated partnerships and restricted cash	664	2,682
Investments	8,858	8,337
Due from brokers	1,280	664
Accounts receivable, net	508	474
Inventories, net	1,851	1,779
Property, plant and equipment, net	4,630	4,688
Goodwill	277	247
Intangible assets, net	465	501
Assets held for sale	400	333
Other assets	1,441	1,160
Total Assets	$24,382	$23,521
LIABILITIES AND EQUITY
Accounts payable	$841	$832
Accrued expenses and other liabilities	1,502	900
Deferred tax liability	675	694
Unrealized loss on derivative contracts	902	36
Securities sold, not yet purchased, at fair value	146	468
Due to brokers	14	141
Liabilities held for sale	164	112
Debt	8,663	7,330
Total liabilities	12,907	10,513

Commitments and contingencies (Note 17)

Equity:
Limited partner	6,592	7,452
General partner	(872)	(864)
Equity attributable to Icahn Enterprises Holdings	5,720	6,588
Equity attributable to non-controlling interests	5,755	6,420
Total equity	11,475	13,008
Total Liabilities and Equity	$24,382	$23,521

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:	(Unaudited)
Net sales	$2,588	$2,819	$4,888	$5,183
Other revenues from operations	172	167	334	325
Net (loss) gain from investment activities	(637)	410	(1,311)	842
Interest and dividend income	58	36	122	62
Other income (loss), net	15	(9)	18	(6)
	2,196	3,423	4,051	6,406
Expenses:
Cost of goods sold	2,129	2,427	4,029	4,414
Other expenses from operations	137	134	268	259
Selling, general and administrative	339	345	675	683
Restructuring, net	4	1	11	3
Impairment	1	3	1	3
Interest expense	150	118	289	265
	2,760	3,028	5,273	5,627
(Loss) income from continuing operations before income tax (expense) benefit	(564)	395	(1,222)	779
Income tax (expense) benefit	(8)	16	(14)	(1)
(Loss) income from continuing operations	(572)	411	(1,236)	778
(Loss) income from discontinued operations	(24)	167	(24)	212
Net (loss) income	(596)	578	(1,260)	990
Less: net (loss) income attributable to non-controlling interests	(99)	275	(369)	555
Net (loss) income attributable to Icahn Enterprises Holdings	$(497)	$303	$(891)	$435

Net (loss) income attributable to Icahn Enterprises from:
Continuing operations	$(473)	$149	$(867)	$247
Discontinued operations	(24)	154	(24)	188
	$(497)	$303	$(891)	$435
Net (loss) income attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$(492)	$300	$(882)	$431
General partner	(5)	3	(9)	4
	$(497)	$303	$(891)	$435

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Net (loss) income	$(596)	$578	$(1,260)	$990
Other comprehensive income (loss), net of tax:
Translation adjustments	—	(108)	(1)	(75)
Post-retirement benefits	1	5	2	15
Other comprehensive (loss), net of tax	1	(103)	1	(60)
Comprehensive (loss) income	(595)	475	(1,259)	930
Less: Comprehensive (loss) income attributable to non-controlling interests	(99)	266	(369)	549
Comprehensive (loss) income attributable to Icahn Enterprises Holdings	$(496)	$209	$(890)	$381

Comprehensive (loss) income attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$(491)	$207	$(881)	$377
General partner	(5)	2	(9)	4
	$(496)	$209	$(890)	$381

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions, Unaudited)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2018	$(864)	$7,452	$6,588	$6,420	$13,008
Net loss	(4)	(390)	(394)	(270)	(664)
Distribution payable	(4)	(387)	(391)	—	(391)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(30)	(30)
Changes in subsidiary equity and other	1	63	64	(307)	(243)
Balance, March 31, 2019	(871)	6,738	5,867	5,813	11,680
Net loss	(5)	(492)	(497)	(99)	(596)
Other comprehensive loss	—	1	1	—	1
Distribution payable reversal	4	387	391	—	391
Partnership distributions	(1)	(54)	(55)	—	(55)
Partnership contribution	—	10	10	—	10
Investment segment contributions	—	—	—	70	70
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(26)	(26)
Changes in subsidiary equity and other	1	2	3	(3)	—
Balance, June 30, 2019	$(872)	$6,592	$5,720	$5,755	$11,475

	Equity Attributable to Icahn Enterprises Holdings
	General Partner's Equity (Deficit)	Limited Partner's Equity	Total Partners' Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	$(286)	$5,481	$5,195	$6,318	$11,513
Net income	1	131	132	280	412
Other comprehensive income	1	39	40	3	43
Distribution payable	(3)	(307)	(310)	—	(310)
Investment segment contributions	—	—	—	280	280
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(31)	(31)
Cumulative effect adjustment from adoption of accounting principle	—	(29)	(29)	—	(29)
Changes in subsidiary equity and other	—	1	1	10	11
Balance, March 31, 2018	(287)	5,316	5,029	6,860	11,889
Net loss	3	300	303	275	578
Other comprehensive loss	(1)	(93)	(94)	(9)	(103)
Distribution payable reversal	3	307	310	—	310
Partnership distributions	(1)	(47)	(48)	—	(48)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(47)	(47)
Changes in subsidiary equity and other	—	(6)	(6)	(1)	(7)
Balance, June 30, 2018	$(283)	$5,777	$5,494	$7,078	$12,572

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,260)	$990
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss (income) from discontinued operations	24	(212)
Net gain from securities transactions	(81)	(834)
Purchases of securities	(2,256)	(3,064)
Proceeds from sales of securities	1,481	5,217
Purchases to cover securities sold, not yet purchased	(416)	(1,119)
Proceeds from securities sold, not yet purchased	17	485
Changes in receivables and payables relating to securities transactions	(702)	(1,425)
Depreciation and amortization	260	258
Deferred taxes	(40)	(4)
Other, net	11	25
Changes in operating assets and liabilities	1,150	(1,075)
Net cash used in operating activities from continuing operations	(1,812)	(758)
Net cash provided by operating activities from discontinued operations	—	281
Net cash used in operating activities	(1,812)	(477)
Cash flows from investing activities:
Capital expenditures	(132)	(126)
Acquisition of businesses, net of cash acquired	(51)	(10)
Purchases of investments	(45)	(10)
Proceeds from sale of investments	458	1
Other, net	17	11
Net cash provided by (used in) investing activities from continuing operations	247	(134)
Net cash used in investing activities from discontinued operations	—	(270)
Net cash provided by (used in) investing activities	247	(404)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	70	280
Partnership contributions	10	—
Partnership distributions	(55)	(48)
Purchase of additional interests in consolidated subsidiaries	(241)	—
Dividends and distributions to non-controlling interests in subsidiaries	(56)	(58)
Proceeds from Holding Company senior unsecured notes	1,257	—
Proceeds from subsidiary borrowings	441	652
Repayments of subsidiary borrowings	(452)	(704)
Other, net	(3)	11
Net cash provided by financing activities from continuing operations	971	133
Net cash used in financing activities from discontinued operations	—	(77)
Net cash provided by financing activities	971	56
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(2)	(1)
Add back change in cash and restricted cash of assets held for sale	(70)	20
Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents	(666)	(806)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	5,338	1,911
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$4,672	$1,105
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. ("Icahn Enterprises GP"), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2019. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 92.0% of Icahn Enterprises' outstanding depositary units as of June 30, 2019.
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
Investment
Our Investment segment is comprised of various private investment funds ("Investment Funds") in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn's wholly-owned affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $4.6 billion and $5.1 billion as of June 30, 2019 and December 31, 2018, respectively.
Energy
We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. ("CVR Energy"). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its holdings in CVR Refining, LP ("CVR Refining") and CVR Partners, LP ("CVR Partners"), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. As of June 30, 2019, we owned approximately 70.8% of the total outstanding common stock of CVR Energy.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Automotive
We conduct our Automotive segment through our wholly-owned subsidiary, Icahn Automotive Group LLC ("Icahn Automotive"). Icahn Automotive is engaged in the retail and wholesale distribution of automotive parts in the aftermarket ("aftermarket parts") as well as providing automotive repair and maintenance services ("automotive services") to its customers. Icahn Automotive's aftermarket parts and automotive services businesses serve different customer channels and have distinct strategies, opportunities and requirements. As a result, the board of directors of Icahn Automotive has approved the separation of its aftermarket parts and automotive services businesses into two independent operating companies, each with its own Chief Executive Officer and management teams, and both of which are supported by a central shared service group. Our Automotive segment also includes our investment in 767 Auto Leasing LLC ("767 Leasing"), a joint venture created to purchase vehicles for lease, as described further in Note 3, "Related Party Transactions."
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
Mining
We conduct our Mining segment through our majority owned subsidiary, Ferrous Resources Ltd. ("Ferrous Resources"). As of June 30, 2019, we owned approximately 77.2% of the total outstanding common stock of Ferrous Resources. Ferrous Resources acquired certain rights to iron ore mineral resources in Brazil and develops mining operations and related infrastructure to produce and sell iron ore products to the global steel industry.
On December 5, 2018, we announced a definitive agreement to sell Ferrous Resources for total consideration of $550 million (including repaid indebtedness). This transaction met all the criteria to be classified as held for sale on December 5, 2018 upon execution of the definitive agreement. On August 1, 2019, we closed on the sale of Ferrous Resources. Subsequent to the sale, we will no longer operate an active Mining segment.
Railcar
We conducted our Railcar segment through our wholly-owned subsidiary, American Railcar Leasing, LLC ("ARL"). ARL operated a leasing business consisting of purchased railcars leased to third parties under operating leases. During 2018, we sold all remaining railcars of ARL not previously sold and as a result, our business no longer includes an active Railcar segment. For the three and six months ended June 30, 2018, we had proceeds of $2 million and $17 million, respectively, in connection with the sale of railcars and we recorded a pretax gain on disposition of assets of $1 million and $5 million, respectively.

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
Each of these businesses were sold in the fourth quarter of 2018 and are reflected in discontinued operations for the three and six months ended June 30, 2018. See Note 13, "Discontinued Operations," for additional information with respect to our discontinued operating businesses.

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
Principles of Consolidation
As of June 30, 2019, our condensed consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to variable interest entities ("VIEs") in which we are the primary beneficiary. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights, which are the rights underlying the limited partners' ability to dissolve the limited partnership or otherwise remove the general partners, held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs.
Except for our Investment segment, for equity investments in which we own 50% or less but greater than 20%, we generally account for such investments using the equity method. All other equity investments are accounted for at fair value.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Change in Accounting Principle
Effective January 1, 2019, CVR Energy revised its accounting policy method for the costs of planned major maintenance activities ("turnarounds") specific to its petroleum business from being expensed as incurred (the direct expensing method) to the deferral method. Turnarounds are planned shutdowns of refinery processing units for significant overhaul and refurbishment. Under the deferral method, the costs of turnarounds are deferred and amortized on a straight-line basis over a four-year period, which represents the estimated time until the next turnaround occurs. The new method of accounting for turnarounds is considered preferable as it is more consistent with the accounting policy of CVR Energy's peer companies and better reflects the economic substance of the benefits earned from turnaround expenditures. The comparative condensed consolidated balance sheet as of December 31, 2018, the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 have been retrospectively adjusted to apply the new accounting method. These turnaround costs, and related accumulated amortization, are included within other assets in the condensed consolidated balance sheets. The amortization expense related to turnaround costs is included in cost of goods sold in the condensed consolidated statement of operations. CVR Partners will continue to follow the direct expensing method, therefore this change had no impact on its current or comparative condensed consolidated financial statements.
As a result of this accounting change, our Energy segment increased other assets by $108 million and decreased property, plant and equipment, net by $15 million as of December 31, 2018. In addition, our Energy segment increased deferred tax liability by $18 million and total equity by $75 million, including $31 million attributable to Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2018. As of December 31, 2017, our Energy segment increased total equity by $118 million, including $62 million attributable to Icahn Enterprises and Icahn Enterprises Holdings. For the three and six months ended June 30, 2018, the effect on net income for our Energy segment as a result of this accounting change was a reduction to net income of $11 million and $22 million, respectively, including a reduction of $7 million and $12 million, respectively, attributable to Icahn Enterprises and Icahn Enterprises Holdings. The impact on net income was comprised of a $13 million increase to cost of goods sold and a $2 million decrease to income tax expense for the three months ended June 30, 2018. For the six months ended June 30, 2018, the impact on net income was comprised of a $27 million increase to cost of goods sold and a $5 million decrease to income tax expense.
Reclassifications
Certain other reclassifications have been made within the condensed consolidated statements of operations to include gains and losses on derivatives within cost of goods sold for our Energy segment. Prior year balances have been reclassified to conform to the current year presentation. The reclassification of gain on derivatives from other income, net to costs of goods sold was $11 million and $70 million for the three and six months ended June 30, 2018, respectively. These reclassifications did not have an impact on previously reported net income.
We have also recast certain historical results for discontinued operations, which we disclose in Note 13, "Discontinued Operations." In addition, certain other reclassifications from the prior year presentation have been made to conform to the current year presentation, which did not have an impact on previously reported net income and equity and are not deemed material.
Discontinued Operations
As described above, we operated businesses classified as discontinued operations, each of which were sold in the fourth quarter of 2018, and which are reported in our condensed consolidated statements of operations for the three and six months ended June 30, 2018 as discontinued operations. During the second quarter of 2019, certain pending adjustments relating to the sale of Federal-Mogul were finalized, resulting in an adjustment to income tax expense from discontinued operations of $24 million with an offsetting adjustment to deferred liability. In accordance with U.S. GAAP, such adjustment is recorded as discontinued operations in the second quarter of 2019.
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
Energy
CVR Refining (prior to January 2019) and CVR Partners are each considered VIEs because each of these limited partnerships lack both substantive kick-out and participating rights. In addition, CVR Energy also concluded that, based upon its general partner's roles and rights in CVR Refining and CVR Partners as afforded by their respective partnership agreements, coupled with its exposure to losses and benefits in each of CVR Refining and CVR Partners through its significant limited partner interests, intercompany credit facilities and services agreements, it is the primary beneficiary of both CVR Refining (prior to January 2019) and CVR Partners. Beginning in January 2019, CVR Refining is no longer considered a VIE as it is a wholly-owned subsidiary of CVR Energy.
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

	June 30, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents	$69	$415
Cash held at consolidated affiliated partnerships and restricted cash	651	2,648
Investments	8,273	6,951
Due from brokers	1,280	664
Property, plant and equipment, net	1,554	3,012
Inventories, net	56	380
Intangible assets, net	268	278
Other assets	228	971
Accounts payable, accrued expenses and other liabilities	972	534
Securities sold, not yet purchased, at fair value	146	468
Due to brokers	14	141
Debt	631	1,170

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2019 was approximately $8.7 billion and $8.8 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2018 was approximately $7.3 billion and $7.3 billion, respectively.
Cash Flow
Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.
Cash Held at Consolidated Affiliated Partnerships and Restricted Cash
Our cash held at consolidated affiliated partnerships balance was $133 million and $2,648 million as of June 30, 2019 and December 31, 2018, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.
Our restricted cash balance was $531 million and $34 million as of June 30, 2019 and December 31, 2018, respectively. Restricted cash primarily relates to our Investment segment's cash pledged and held for margin requirements on derivative transactions.
Leases
As discussed below, on January 1, 2019, we adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 842, Leases, using the modified retrospective approach, which does not require the application of this Topic to periods prior to January 1, 2019. With the exception of the requirement to recognize right-of-use assets on the balance sheet for operating leases in which we are the lessee beginning in 2019, our accounting policy with respect to leases is not significantly different from prior periods and therefore, our prior period accounting policy is not separately disclosed. Financing leases under current U.S. GAAP are classified and accounted for in substantially the same manner as capital leases under prior U.S. GAAP and therefore, we do not distinguish between financing leases and capital leases unless the context requires.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Real Estate
Leases are classified as either operating, sales-type or direct financing by the lessor. Our Real Estate segment's net lease portfolio consists of commercial real estate leased to others under long-term operating leases and we account for these leases in accordance with FASB ASC Topic 842. These assets leased to others are recorded at cost, net of accumulated depreciation, and are included in property, plant and equipment, net on our condensed consolidated balance sheets. Assets leased to others are depreciated on a straight-line basis over the useful lives of the assets, ranging from 5 years to 39 years. Lease revenue is recognized on a straight-line basis over the lease term. Cash receipts for all lease payments received are included in net cash flows from operating activities in the condensed consolidated statements of cash flows. Our Real Estate segment's accounting policy for assets leased to others is not significantly different from prior periods.
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
Energy
Our Energy segment's deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $9 million and $69 million as of June 30, 2019 and December 31, 2018, respectively. For the six months ended June 30, 2019 and 2018, our Energy segment recorded revenue of $68 million and $32 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective year, and which includes $56 million and $20 million recognized during the three months ended June 30, 2019 and 2018, respectively.
As of June 30, 2019, our Energy segment had $8 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize approximately $2 million of these performance obligations as revenue by the end of 2019 and the remaining balance thereafter.
Automotive
Our Automotive segment has deferred revenue with respect to extended warranty plans of $42 million and $42 million as of June 30, 2019 and December 31, 2018, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For the six months ended June 30, 2019 and 2018, our Automotive segment recorded revenue of $12 million and $12 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective year, and which includes $6 million and $6 million recognized during the three months ended June 30, 2019 and 2018, respectively.
Adoption of New Accounting Standards
Lease Accounting Standards Updates
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases. This ASU requires the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. In addition, among other changes to the accounting for leases, this ASU retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between financing leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under previous guidance. Furthermore, quantitative and qualitative

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

disclosures, including disclosures regarding significant judgments made by management, will be required. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this ASU should be applied using a modified retrospective approach. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which provides an additional (and optional) transition method to adopt the new leases standard. We adopted the new leases standards using the new transition method option effective January 1, 2019, which required a cumulative-effect adjustment recognized in equity at such date. No adjustment to prior period presentation and disclosure were required. The most significant impact related to the recognition of right-of-use assets and lease liabilities in the condensed consolidated balance sheets for long-term operating leases with the significant majority of the impact within our Automotive segment, and to a lesser extent, our Energy and Food Packaging segments. Our Automotive segment has identified approximately 2,300 leases, primarily for real estate (operating leases) and vehicles (financing leases) and recognized operating lease right-of-use assets of $589 million (which reflects the impact of above market leases, net of below market leases) and related liabilities of $621 million as of January 1, 2019 as well as financing lease right-of-use assets and obligations of $24 million and $27 million, respectively. Our Energy segment recognized operating lease right-of-use assets and liabilities of $56 million and financing lease right-of-use assets and obligations of $26 million and $23 million, respectively, as of January 1, 2019. Our Food Packaging segment recognized operating lease right-of-use assets and liabilities of $35 million and $39 million, respectively, as of January 1, 2019 and financing lease right-of-use assets and obligations of $1 million. The aggregate impact for all other segments was the recognition of operating lease right-of-use assets and liabilities of $28 million as of January 1, 2019.
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
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends FASB ASC Topic 326, Financial Instruments - Credit Losses. In addition, in May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which updates FASB ASU 2016-13. These ASU's require financial assets measured at amortized cost to be presented at the net amount to be collected and broadens the information, including forecasted information incorporating more timely information, that an entity must consider in developing its expected credit loss estimate for assets measured. These ASU's are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of this standard on our consolidated financial statements.
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
Investment Funds
During the six months ended June 30, 2019 and 2018, Mr. Icahn and his affiliates (excluding us) invested $70 million and $280 million, respectively, in the Investment Funds, net of redemptions. As of June 30, 2019 and December 31, 2018, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.7 billion and $5.0 billion, respectively, representing approximately 50% and 50% of the Investment Funds' assets under management as of each respective date.
We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended June 30, 2019 and 2018, $2 million and $2 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement and for the six months ended June 30, 2019 and 2018, such allocation was $5 million and $2 million, respectively.
Hertz Global Holdings, Inc.
As discussed in Note 4, "Investments and Related Matters," the Investment Funds have an investment in the common stock of Hertz Global Holdings, Inc. ("Hertz") measured at fair value that would have otherwise been subject to the equity method of accounting. Icahn Automotive provides services to Hertz in the ordinary course of business. For the three months ended June 30, 2019 and 2018, revenue from Hertz was $13 million and $12 million, respectively, and $25 million and $18 million for the six months ended June 30, 2019 and 2018, respectively. Additionally, Federal-Mogul had payments to Hertz in the ordinary course of business of $1 million and $1 million for the three and six months ended June 30, 2018, respectively.
For the six months ended June 30, 2018, the Investment Funds purchased shares of a certain investment from Hertz in the amount of $36 million.
In addition to our transactions with Hertz disclosed above, in January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Leasing the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement has an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises' audit committee. Due to the nature of our involvement with 767 Leasing, which includes guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing is a variable interest entity. Furthermore, we determined that we are not the primary beneficiary as we do not have the power to direct the activities of 767 Leasing that most significantly impact its

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

economic performance. Therefore, we do not consolidate the results of 767 Leasing. Our exposure to loss with respect to 767 Leasing is primarily limited to our direct investment in 767 Leasing as well as any payment obligations of 767 Leasing that we guarantee, which are not material as of June 30, 2019 and December 31, 2018. As of June 30, 2019 and December 31, 2018, 767 Leasing had total assets of $105 million and $60 million, respectively (primarily vehicles for lease) and total liabilities of $0 million and $1 million, respectively. For the three months ended June 30, 2019 and 2018, our Automotive segment invested $20 million and $5 million, respectively, in 767 Leasing and for the six months ended June 30, 2019 and 2018, our Automotive segment invested $45 million and $10 million, respectively, in 767 Leasing. As of June 30, 2019 and December 31, 2018, our Automotive segment had an equity method investment in 767 Leasing of $107 million and $59 million, respectively.
ACF Industries LLC
Our Railcar operations, prior to December 5, 2018 (the date we closed on the sale of ARI), had certain transactions with ACF Industries LLC ("ACF"), an affiliate of Mr. Icahn, under various agreements, as well as on a purchase order basis. ACF is a manufacturer and fabricator of specialty railcar parts and miscellaneous steel products. Agreements and transactions with ACF include (i) railcar component purchases from ACF, (ii) railcar parts purchases from and sales to ACF, (iii) railcar purchasing and engineering services agreements with ACF, (iv) lease of certain intellectual property to ACF and (v) railcar repair services and support for ACF
Purchases from ACF were $1 million and $2 million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2018, revenues from ACF were not material.
Insight Portfolio Group LLC
Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises Holdings has a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of ours, including CVR Energy, Viskase, PSC Metals, WPH, Federal-Mogul (prior to October 1, 2018), ARI (prior to December 5, 2018) and Tropicana (prior to October 1, 2018) also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses. A number of other entities with which Mr. Icahn has a relationship also have minority equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group's operating expenses. For the three months ended June 30, 2019 and 2018, we and certain of our subsidiaries paid certain of Insight Portfolio Group's operating expenses of $0 million and $1 million, and for the six months ended June 30, 2019 and 2018, such expenses paid were $1 million and $2 million, respectively.

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

	June 30, 2019	December 31, 2018
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$410	$414
Consumer, non-cyclical	1,752	2,161
Consumer, cyclical	1,907	1,161
Energy	2,546	1,598
Financial	241	167
Technology	989	1,040
Other	155	145
	8,000	6,686
Corporate debt securities	191	181
	$8,191	$6,867
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$42	$57
Consumer, cyclical	86	106
Energy	18	305
	146	468
Corporate debt securities	—	—
	$146	$468

The portion of unrealized (losses) gains that relates to securities still held by our Investment segment, primarily equity securities, was $(118) million and $345 million for the three months ended June 30, 2019 and 2018, respectively, and $434 million and $397 million for six months ended June 30, 2019 and 2018, respectively.
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
As of June 30, 2019, the Investment Funds owned approximately 23.1% of the outstanding common stock of Hertz. Our Investment segment recorded net (losses) gains of $(27) million and $(106) million for the three months ended June 30, 2019 and 2018, respectively, and net gains (losses) of $68 million and $(158) million for the six months ended June 30, 2019 and 2018, respectively, with respect to its investment in Hertz. As of June 30, 2019 and December 31, 2018, the aggregate fair value of our Investment segment's investment in Hertz was $310 million and $320 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2019, the Investment Funds owned approximately 18.6% of the outstanding common stock of Herbalife. Our Investment segment recorded net (losses) gains of $(288) million and $173 million for the three months ended June 30, 2019 and 2018, respectively, and net (losses) gains of $(456) million and $717 million for the six months ended June 30, 2019 and 2018, respectively, with respect to its investment in Herbalife. As of June 30, 2019 and December 31, 2018, the aggregate fair value of our Investment segment's investment in Herbalife was approximately $1.2 billion and $1.7 billion, respectively.
As of June 30, 2019, the Investment Funds owned approximately 11.8% of the outstanding common stock of Caesars. We obtained significant influence over Caesars, and elected the fair value option with respect to our investment in Caesars, beginning in the first quarter of 2019. Our Investment segment recorded net gains of $249 million and $275 million for the three and six months ended June 30, 2019 with respect to its investment in Caesars. As of June 30, 2019, the aggregate fair value of our Investment segment's investment in Caesars was $939 million. During the second quarter of 2019, we agreed to sell our interest in Caesars to Eldorado Resorts, Inc. ("Eldorado") in a transaction comprised of cash and shares of common stock of Eldorado. The transaction has not yet been consummated as of June 30, 2019.
Other Segments and Holding Company
With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Equity method investments	$189	$143
Other investments (measured at fair value)	478	1,327
	$667	$1,470

The portion of unrealized (losses) gains that relates to equity securities still held by our Other segments and Holding Company was $(326) million and $32 million for the three months ended June 30, 2019 and 2018, respectively, and $(480) million and $55 million for the six months ended June 30, 2019 and 2018, respectively.

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

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments (Note 4)	$8,327	$327	$3	$8,657	$7,493	$317	$372	$8,182
Derivative contracts, at fair value (Note 6)(1)	6	209	—	215	7	517	—	524
	$8,333	$536	$3	$8,872	$7,500	$834	$372	$8,706
Liabilities
Securities sold, not yet purchased (Note 4)	$146	$—	$—	$146	$468	$—	$—	$468
Other liabilities	—	16	—	16	—	2	—	2
Derivative contracts, at fair value (Note 6)	—	902	—	902	—	36	—	36
	$146	$918	$—	$1,064	$468	$38	$—	$506

(1)	Amounts are classified within other assets in our condensed consolidated balance sheets.

Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Six Months Ended June 30,
	2019	2018
	(in millions)
Balance at January 1	$372	$278
Net gains recognized in income	89	55
Sales	(458)	—
Balance at June 30	$3	$333

As of December 31, 2018, we had a certain equity investment which was considered a Level 3 investment due to unobservable market data and was measured at fair value on a recurring basis. We determined the fair value of this investment based on recent market transactions. During the first quarter of 2019, we sold this investment in its entirety.
Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
Certain assets measured at fair value using Level 3 inputs on a non-recurring basis have been impaired. During each of the three and six months ended June 30, 2019, we recorded impairment charges of $1 million and during each of the three and six months ended June 30, 2018, we recorded impairment charges of $3 million relating to property, plant and equipment. We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize. Refer to Note 12, "Segment Reporting," for total impairment recorded by each of our segments.

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
Certain terms of the Investment Funds' contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds' derivative instruments with credit-risk-related

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

contingent features that are in a liability position as of June 30, 2019 and December 31, 2018 was $56 million and zero, respectively.
The following table summarizes the volume of our Investment segment's derivative activities based on their notional exposure, categorized by primary underlying risk:

	June 30, 2019		December 31, 2018
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Equity contracts	$1,392	$12,251	$118	$8,368
Credit contracts(1)	—	558	—	479
Commodity contracts	—	54	—	114

(1)
The short notional amount on our credit default swap positions was approximately $2.9 billion at June 30, 2019. However, because credit spreads cannot compress below zero, our downside short notional exposure is $558 million as of June 30, 2019. The short notional amount on our credit default swap positions was approximately $1.8 billion as of December 31, 2018. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $479 million as of December 31, 2018.

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
As of June 30, 2019 and December 31, 2018, CVR Refining had open forward purchase and sale commitments for 4 million barrels and 2 million barrels, respectively, of Canadian crude oil priced at fixed differentials that are not considered probable of physical settlement and are accounted for as derivatives.
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
The following table presents the consolidated fair values of our derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Asset Derivatives(1)		Liability Derivatives
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(in millions)
Equity contracts	$271	$568	$904	$170
Credit contracts	—	76	56	—
Commodity contracts	3	15	1	1
Sub-total	274	659	961	171
Netting across contract types(2)	(59)	(135)	(59)	(135)
Total(2)	$215	$524	$902	$36

(1)	Net asset derivatives are classified within other assets in our condensed consolidated balance sheets.

(2)
Excludes netting of cash collateral received and posted. The total collateral posted at June 30, 2019 and December 31, 2018 was $518 million and $0 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Equity contracts	$(150)	$(147)	$(1,251)	$(89)
Credit contracts	(68)	—	(132)	53
Commodity contracts	9	19	11	114
	$(209)	$(128)	$(1,372)	$78

(1)
Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment and are included in cost of goods sold for our Energy segment. (Losses) gains recognized on derivatives for our Investment segment were $(213) million and $(139) million for the three months ended June 30, 2019 and 2018, respectively, and $(1,392) million and $8 million for the six months ended June 30, 2019 and 2018, respectively. Gains recognized on derivatives for our Energy segment were $4 million and $11 million for the three months ended June 30, 2019 and 2018, respectively, and $20 million and $70 million for the six months ended June 30, 2019 and 2018, respectively.

7.	Inventories, Net.
Inventories, net consists of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Raw materials	$217	$217
Work in process	98	70
Finished goods	1,536	1,492
	$1,851	$1,779

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$336	$(87)	$249	$328	$(87)	$241
Food Packaging	6	—	6	6	—	6
Home Fashion	22	—	22	—	—	—
	$364	$(87)	$277	$334	$(87)	$247

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible assets, net consists of the following:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$399	$(144)	$255	$396	$(134)	$262
Other	287	(139)	148	316	(139)	177
	$686	$(283)	$403	$712	$(273)	$439

Indefinite-lived intangible assets			$62			$62
Intangible assets, net			$465			$501

Amortization expense associated with definite-lived intangible assets was $11 million and $12 million for the three months ended June 30, 2019 and 2018, respectively, and $21 million and $24 million for the six months ended June 30, 2019 and 2018, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
Acquisitions during the three and six months ended June 30, 2019 were not material individually or in the aggregate. As a result of certain acquisitions, our Automotive segment allocated $8 million to goodwill and $1 million to definite-lived intangible assets in the first quarter of 2019. In addition, as a result of certain acquisitions, our Home Fashion segment allocated $22 million to goodwill in the second quarter of 2019 and our Metals segment allocated $12 million to definite-lived intangible assets, also in the second quarter of 2019.

9.	Leases.
All Segments and Holding Company
We have operating and finance leases primarily within our Automotive, Energy and Food Packaging segments. Our Automotive segment leases assets, primarily real estate (operating) and vehicles (financing) and which primarily consist of leases that expire within 14 years. Our Energy segment leases certain pipelines, storage tanks, railcars, office space, land and equipment (operating and financing). Our Food Packaging segment leases assets, primarily real estate and vehicles (primarily operating). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Right-of-use assets and related liabilities are recorded on the balance sheet for leases with an initial lease term in excess of twelve months and therefore, do not include any lease arrangements with initial lease terms of twelve months or less.
Right-of-use assets and lease liabilities are as follows:

	June 30, 2019	December 31, 2018
	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$654	$—
Lease liabilities (accrued expenses and other liabilities)	685	—

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	79	51
Lease liabilities (debt)	93	51

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Additional information with respect to our operating leases as of June 30, 2019 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

Operating Leases	Right-Of-Use Assets	Lease Liabilities	Lease Term	Discount Rate
	(in millions)
Energy	$47	$46	4.2 years	5.9%
Automotive	541	569	5.5 years	5.6%
Food Packaging	33	37	13.0 years	7.3%
Other segments and Holding Company	33	33
	$654	$685

The components of lease expense are presented in the following table. Operating lease expense is net of immaterial amounts for sublease income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Operating lease expense	$53	$41	$102	$79

Amortization of financing lease right-of-use assets	$2	$1	$6	$2
Interest expense on financing lease liabilities	2	1	4	2

Maturities of lease liabilities as of June 30, 2019 are as follows:

Year	Operating Leases	Financing Leases
	(in millions)
Remainder of 2019	$98	$8
2020	172	18
2021	149	14
2022	128	13
2023	84	12
Thereafter	199	68
Total lease payments	830	133
Less: imputed interest	(145)	(40)
	$685	$93

Real Estate
Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of June 30, 2019 and December 31, 2018, our Real Estate segment has assets leased to others included in property, plant and equipment of $220 million and $217 million, respectively, net of accumulated depreciation. Our Real Estate segment's revenue from operating leases were $8 million and $11 million for the three months ended June 30, 2019 and 2018, respectively, and $16 million and $21 million for the six months ended June 30, 2019 and 2018, respectively, and are included in other revenue from operations in the condensed consolidated statements of operations. Our Real Estate segment's anticipated future receipts of minimum operating lease payments receivable are $17 million for the remainder of 2019, $33 million in 2020 and $10 million in 2021 and thereafter.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Debt.
Debt consists of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Holding Company:
6.000% senior unsecured notes due 2020	$1,701	$1,702
5.875% senior unsecured notes due 2022	1,345	1,344
6.250% senior unsecured notes due 2022	1,212	1,213
6.750% senior unsecured notes due 2024	498	498
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,251	—
	6,755	5,505
Reporting Segments:
Energy	1,195	1,170
Automotive	406	372
Food Packaging	270	273
Metals	10	—
Real Estate	2	2
Home Fashion	20	4
	1,903	1,821
Total Debt	$8,658	$7,326

Holding Company
During the second quarter of 2019, Icahn Enterprises and Icahn Enterprises Finance Corp. (together the "Issuers") issued $1.250 billion in aggregate principal amount of 6.250% senior unsecured notes due 2026 (the "New Notes"). The New Notes are guaranteed by Icahn Enterprises Holdings (the "Guarantor"). Interest on the New Notes is payable semi-annually. Subsequent to June 30, 2019, the proceeds from the New Notes, plus cash on hand, were used to repay in full our 6.000% senior unsecured notes due 2020 and to pay accrued interest, related fees and expenses.
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
The indenture governing the New Notes restricts the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indenture also restricts the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indenture requires that on each quarterly determination date we and the Guarantor of the New Notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indenture also restricts the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Non-Cash Charges to Interest Expense
The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were $3 million and $1 million for the three months ended June 30, 2019 and 2018, respectively, and $4 million and $2 million for the six months ended June 30, 2019 and 2018, respectively.

11.	Net Income Per LP Unit.
The components of the computation of basic and diluted income (loss) per LP unit from continuing and discontinued operations of Icahn Enterprises are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per unit amounts)
Net (loss) income attributable to Icahn Enterprises from continuing operations	$(474)	$148	$(868)	$246
Net (loss) income attributable to Icahn Enterprises from continuing operations allocated to limited partners (98.01% allocation)	$(465)	$145	$(851)	$241
Net income attributable to Icahn Enterprises from discontinued operations allocated to limited partners (98.01% allocation)	$(23)	$151	$(23)	$184

Basic and diluted (loss) income per LP unit:
Continuing operations	$(2.37)	$0.81	$(4.39)	$1.37
Discontinued operations	(0.12)	0.85	(0.12)	1.04
	$(2.49)	$1.66	$(4.51)	$2.41
Basic and diluted weighted average LP units outstanding	196	178	194	176

LP Unit Distributions
On February 26, 2019, Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units.
On April 30, 2019, Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units.
As a result of the above distributions declared, during the six months ended June 30, 2019, Icahn Enterprises distributed an aggregate 10,034,190 depositary units to unitholders electing to receive depositary units, of which an aggregate of 9,892,032 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders was $54 million during the three and six months ended June 30, 2019.
2019 At-The-Market Offering
On May 2, 2019, Icahn Enterprises announced the commencement of its "at-the-market" offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, for up to $400 million in aggregate sale proceeds. During the three months ended June 30, 2019, Icahn Enterprises distributed 137,524 depositary units pursuant to this agreement, resulting in proceeds of $10 million.
2017 Incentive Plan
During the three months ended June 30, 2019 and 2018, Icahn Enterprises distributed 2,831 and 3,087 depositary units, respectively, and 13,487 and 18,158 depositary units during the six months ended June 30, 2019 and 2018, respectively, net of payroll withholdings, with respect to certain restricted depositary units and deferred unit awards that vested during the period in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the "2017 Incentive Plan"). The aggregate impact of the 2017 Incentive Plan is not material with respect to our condensed consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

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

	Three Months Ended June 30, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,687	$590	$97	$95	$9	$44	$66	$—	$2,588
Other revenues from operations	—	—	154	—	—	18	—	—	—	172
Net loss from investment activities	(311)	—	—	—	—	—	—	—	(326)	(637)
Interest and dividend income	40	1	—	—	—	—	—	—	17	58
Other income, net	—	12	1	1	1	—	—	—	—	15
	(271)	1,700	745	98	96	27	44	66	(309)	2,196
Expenses:
Cost of goods sold	—	1,486	406	75	93	7	39	23	—	2,129
Other expenses from operations	—	—	124	—	—	13	—	—	—	137
Selling, general and administrative	3	34	256	14	4	7	9	6	6	339
Restructuring, net	—	—	2	—	2	—	—	—	—	4
Impairment	—	—	—	1	—	—	—	—	—	1
Interest expense	21	27	5	5	—	—	—	1	92	151
	24	1,547	793	95	99	27	48	30	98	2,761
(Loss) income from continuing operations before income tax (expense) benefit	(295)	153	(48)	3	(3)	—	(4)	36	(407)	(565)
Income tax (expense) benefit	—	(37)	10	(2)	—	1	—	(1)	21	(8)
Net (loss) income from continuing operations	(295)	116	(38)	1	(3)	1	(4)	35	(386)	(573)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(147)	40	—	1	—	—	—	7	—	(99)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(148)	$76	$(38)	$—	$(3)	$1	$(4)	$28	$(386)	$(474)

Supplemental information:
Capital expenditures	$—	$26	$9	$3	$12	$10	$1	$6	$—	$67
Depreciation and amortization	$—	$94	$24	$8	$5	$5	$1	$—	$—	$137

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2018
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Railcar	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,914	$592	$104	$132	$6	$45	$26	$—	$—	$2,819
Other revenues from operations	—	—	145	—	—	22	—	—	—	—	167
Net gain from investment activities	372	—	—	—	—	—	—	—	—	38	410
Interest and dividend income	28	1	—	—	—	5	—	—	—	2	36
Other (loss) income, net	(1)	(4)	—	(7)	(1)	—	1	5	—	(2)	(9)
	399	1,911	737	97	131	33	46	31	—	38	3,423
Expenses:
Cost of goods sold	—	1,778	383	80	124	4	39	19	—	—	2,427
Other expenses from operations	—	—	118	—	—	15	—	—	1	—	134
Selling, general and administrative	1	39	258	15	4	7	9	6	1	5	345
Restructuring, net	—	—	—	—	—	—	1	—	—	—	1
Impairment	—	—	3	—	—	—	—	—	—	—	3
Interest expense	1	27	5	3	—	—	—	—	—	83	119
	2	1,844	767	98	128	26	49	25	2	88	3,029
Income (loss) from continuing operations before income tax (expense) benefit	397	67	(30)	(1)	3	7	(3)	6	(2)	(50)	394
Income tax (expense) benefit	—	(10)	12	—	—	—	—	(1)	(2)	17	16
Net income (loss) from continuing operations	397	57	(18)	(1)	3	7	(3)	5	(4)	(33)	410
Less: net income (loss) from continuing operations attributable to non-controlling interests	240	22	—	(1)	—	—	—	1	—	—	262
Net (loss) income from continuing operations attributable to Icahn Enterprises	$157	$35	$(18)	$—	$3	$7	$(3)	$4	$(4)	$(33)	$148

Supplemental information:
Capital expenditures	$—	$23	$18	$6	$1	$4	$2	$10	$—	$—	$64
Depreciation and amortization	$—	$86	$25	$6	$4	$5	$2	$2	$—	$—	$130

	Six Months Ended June 30, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$3,173	$1,140	$192	$188	$11	$83	$101	$—	$4,888
Other revenues from operations	—	—	297	—	—	37	—	—	—	334
Net loss from investment activities	(920)	—	—	—	—	—	—	—	(391)	(1,311)
Interest and dividend income	82	1	—	—	—	—	—	1	38	122
Other (loss) income, net	(1)	13	5	(2)	1	2	—	—	—	18
	(839)	3,187	1,442	190	189	50	83	102	(353)	4,051
Expenses:
Cost of goods sold	—	2,789	781	150	185	9	72	43	—	4,029
Other expenses from operations	—	—	243	—	—	25	—	—	—	268
Selling, general and administrative	5	71	508	29	8	12	19	13	10	675
Restructuring, net	—	—	2	7	2	—	—	—	—	11
Impairment	—	—	—	1	—	—	—	—	—	1
Interest expense	39	53	10	9	—	—	—	3	176	290
	44	2,913	1,544	196	195	46	91	59	186	5,274
(Loss) income from continuing operations before income tax (expense) benefit	(883)	274	(102)	(6)	(6)	4	(8)	43	(539)	(1,223)
Income tax (expense) benefit	—	(68)	22	2	—	1	—	(2)	31	(14)
Net (loss) income from continuing operations	(883)	206	(80)	(4)	(6)	5	(8)	41	(508)	(1,237)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(440)	64	—	(1)	—	—	—	8	—	(369)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(443)	$142	$(80)	$(3)	$(6)	$5	$(8)	$33	$(508)	$(868)

Supplemental information:
Capital expenditures	$—	$55	$22	$10	$17	$16	$2	$10	$—	$132
Depreciation and amortization	$—	$177	$48	$14	$9	$9	$3	$—	$—	$260

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2018
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Railcar	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$3,451	$1,141	$201	$250	$7	$87	$46	$—	$—	$5,183
Other revenues from operations	—	—	282	—	—	43	—	—	—	—	325
Net gain from investment activities	782	—	—	—	—	—	—	—	—	60	842
Interest and dividend income	46	1	—	—	—	10	—	—	—	5	62
Other (loss) income, net	(1)	(2)	—	(13)	—	—	1	5	5	(1)	(6)
	827	3,450	1,423	188	250	60	88	51	5	64	6,406
Expenses:
Cost of goods sold	—	3,163	744	157	234	5	75	36	—	—	4,414
Other expenses from operations	—	—	231	—	—	27	—	—	1	—	259
Selling, general and administrative	2	71	516	30	9	13	18	12	1	11	683
Restructuring, net	—	—	—	—	—	—	3	—	—	—	3
Impairment	—	—	3	—	—	—	—	—	—	—	3
Interest expense	27	54	8	7	—	1	—	2	—	167	266
	29	3,288	1,502	194	243	46	96	50	2	178	5,628
Income (loss) from continuing operations before income tax (expense) benefit	798	162	(79)	(6)	7	14	(8)	1	3	(114)	778
Income tax (expense) benefit	—	(24)	27	2	—	—	—	(2)	(2)	(2)	(1)
Net income (loss) from continuing operations	798	138	(52)	(4)	7	14	(8)	(1)	1	(116)	777
Less: net income (loss) from continuing operations attributable to non-controlling interests	480	53	—	(1)	—	—	—	(1)	—	—	531
Net income (loss) from continuing operations attributable to Icahn Enterprises	$318	$85	$(52)	$(3)	$7	$14	$(8)	$—	$1	$(116)	$246

Supplemental information:
Capital expenditures	$—	$43	$37	$11	$2	$7	$3	$23	$—	$—	$126
Depreciation and amortization	$—	$169	$49	$13	$9	$10	$4	$4	$—	$—	$258

Disaggregation of Revenue
In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for and Energy and Automotive segments below.
Energy
Disaggregated revenue for our Energy segment net sales is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Petroleum products	$1,549	$1,821	$2,943	$3,278
Nitrogen fertilizer products	138	93	230	173
	$1,687	$1,914	$3,173	$3,451

Automotive
Disaggregated revenue for our Automotive segment net sales and other revenues from operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Automotive services	$345	$334	$672	$651
Aftermarket parts sales	399	403	765	772
	$744	$737	$1,437	$1,423

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

	June 30, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$8	$540	$53	$22	$3	$41	$4	$—	$3,337	$4,008
Cash held at consolidated affiliated partnerships and restricted cash	651	—	—	1	1	2	1	—	8	664
Investments	8,191	82	107	—	—	15	—	—	463	8,858
Accounts receivable, net	—	168	170	82	44	4	40	—	—	508
Inventories, net	—	390	1,231	111	39	—	80	—	—	1,851
Property, plant and equipment, net	—	2,950	939	166	124	382	69	—	—	4,630
Goodwill and intangible assets, net	—	268	388	31	14	19	22	—	—	742
Assets held for sale	—	6	—	—	1	—	—	393	—	400
Other assets	1,508	227	736	134	20	32	21	—	9	2,687
Total assets	$10,358	$4,631	$3,624	$547	$246	$495	$237	$393	$3,817	$24,348
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$923	$1,076	$1,374	$206	$66	$41	$62	$—	$186	$3,934
Securities sold, not yet purchased, at fair value	146	—	—	—	—	—	—	—	—	146
Liabilities held for sale	—	—	—	—	—	—	—	164	—	164
Debt	—	1,195	406	270	10	2	20	—	6,755	8,658
Total liabilities	1,069	2,271	1,780	476	76	43	82	164	6,941	12,902

Equity attributable to Icahn Enterprises	4,624	1,317	1,844	54	170	452	155	199	(3,124)	5,691
Equity attributable to non-controlling interests	4,665	1,043	—	17	—	—	—	30	—	5,755
Total equity	9,289	2,360	1,844	71	170	452	155	229	(3,124)	11,446
Total liabilities and equity	$10,358	$4,631	$3,624	$547	$246	$495	$237	$393	$3,817	$24,348

	December 31, 2018
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$5	$668	$43	$46	$20	$39	$1	$—	$1,834	$2,656
Cash held at consolidated affiliated partnerships and restricted cash	2,648	—	—	1	1	26	2	—	4	2,682
Investments	6,867	84	59	—	—	15	—	—	1,312	8,337
Accounts receivable, net	—	169	149	74	48	3	31	—	—	474
Inventories, net	—	380	1,203	93	39	—	64	—	—	1,779
Property, plant and equipment, net	—	3,027	941	169	115	367	69	—	—	4,688
Goodwill and intangible assets, net	—	278	412	32	2	24	—	—	—	748
Assets held for sale	—	33	—	—	1	—	—	299	—	333
Other assets	1,230	192	217	96	7	34	5	—	11	1,792
Total assets	$10,750	$4,831	$3,024	$511	$233	$508	$172	$299	$3,161	$23,489
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$181	$1,043	$905	$164	$56	$41	$35	$—	$178	$2,603
Securities sold, not yet purchased, at fair value	468	—	—	—	—	—	—	—	—	468
Liabilities held for sale	—	—	—	—	—	—	—	112	—	112
Debt	—	1,170	372	273	—	2	4	—	5,505	7,326
Total liabilities	649	2,213	1,277	437	56	43	39	112	5,683	10,509

Equity attributable to Icahn Enterprises	5,066	1,274	1,747	55	177	465	133	165	(2,522)	6,560
Equity attributable to non-controlling interests	5,035	1,344	—	19	—	—	—	22	—	6,420
Total equity	10,101	2,618	1,747	74	177	465	133	187	(2,522)	12,980
Total liabilities and equity	$10,750	$4,831	$3,024	$511	$233	$508	$172	$299	$3,161	$23,489

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Discontinued Operations.
Income from discontinued operations is summarized as follows:

	Three Months Ended June 30, 2018
	Federal-Mogul	Tropicana	ARI	Total
Revenues:	(in millions)
Net sales	$2,047	$—	$90	$2,137
Other revenues from operations	—	227	57	284
Net loss on investment activities	—	—	(1)	(1)
Interest and dividend income	—	—	1	1
Other income (loss), net	1	(1)	1	1
	2,048	226	148	2,422
Expenses:
Cost of goods sold	1,672	—	84	1,756
Other expenses from operations	—	104	31	135
Selling, general and administrative	196	71	10	277
Restructuring, net	(2)	—	—	(2)
Impairment	2	—	4	6
Interest expense	48	2	6	56
	1,916	177	135	2,228
Income from discontinued operations before income tax expense	132	49	13	194
Income tax expense	(18)	(7)	(2)	(27)
Income from discontinued operations	114	42	11	167
Less: income from discontinued operations attributable to non-controlling interests	3	7	3	13
Income from discontinued operations attributable to Icahn Enterprises	$111	$35	$8	$154

Supplemental information:
Capital expenditures	$97	$20	$5	$122
Depreciation and amortization	$—	$—	$16	$16

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2018
	Federal-Mogul	Tropicana	ARI	Total
Revenues:	(in millions)
Net sales	$4,103	$—	$154	$4,257
Other revenues from operations	—	446	109	555
Net gain on investment activities	—	—	—	—
Interest and dividend income	1	1	1	3
Other income (loss), net	9	(1)	2	10
	4,113	446	266	4,825
Expenses:
Cost of goods sold	3,437	—	142	3,579
Other expenses from operations	—	206	60	266
Selling, general and administrative	416	160	19	595
Restructuring, net	(2)	—	—	(2)
Impairment	2	—	4	6
Interest expense	92	3	11	106
	3,945	369	236	4,550
Income from discontinued operations before income tax expense	168	77	30	275
Income tax expense	(41)	(14)	(8)	(63)
Income from discontinued operations	127	63	22	212
Less: income from discontinued operations attributable to non-controlling interests	6	10	8	24
Income from discontinued operations attributable to Icahn Enterprises	$121	$53	$14	$188

Supplemental information:
Capital expenditures	$215	$41	$24	$280
Depreciation and amortization	$100	$19	$31	$150

14.	Income Taxes.
For the three months ended June 30, 2019, we recorded an income tax expense of $8 million on pre-tax loss from continuing operations of $565 million compared to an income tax benefit of $16 million on pre-tax income from continuing operations of $394 million for the three months ended June 30, 2018. Our effective income tax rate was (1.4)% and (4.1)% for the three months ended June 30, 2019 and 2018, respectively.
For the three months ended June 30, 2019, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership loss for which there was no tax benefit, as such loss is allocated to the partners.
For the three months ended June 30, 2018, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership income for which there was no tax expense, as such income is allocated to the partners, and favorable permanent tax adjustment, including estimated deductions related to internal reorganization of certain corporate entities within the American Entertainment Properties Corp. consolidated group.
For the six months ended June 30, 2019, we recorded an income tax expense of $14 million on pre-tax loss from continuing operations of $1,223 million compared to an income tax expense of $1 million on pre-tax income from continuing operations of $778 million for the six months ended June 30, 2018. Our effective income tax rate was (1.1)% and 0.1% for the six months ended June 30, 2019 and 2018, respectively.
For the six months ended June 30, 2019, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership loss for which there was no tax benefit, as such loss is allocated to the partners.

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

15.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Translation Adjustments, Net of Tax	Post-Retirement Benefits, Net of Tax	Total
	(in millions)
Balance, December 31, 2018	$(38)	$(47)	$(85)
Other comprehensive loss before reclassifications, net of tax	(1)	—	(1)
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	2	2
Other comprehensive (loss) income, net of tax	(1)	2	1
Elimination of stranded tax effects resulting from tax legislation	—	(6)	(6)
Balance, June 30, 2019	$(39)	$(51)	$(90)

16.	Other Income, Net.
Other income, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Equity earnings from non-consolidated affiliates	$4	$1	$8	$3
Gain (loss) on disposition of assets, net	10	(5)	6	—
Foreign currency transaction income (loss)	1	4	(1)	5
Non-service pension and other post-retirement benefits expense	—	(1)	(1)	(8)
Other	—	(8)	6	(6)
	$15	$(9)	$18	$(6)

17.	Commitments and Contingencies.
Environmental Matters
Due to the nature of our business, certain of our subsidiaries' operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities were $36 million and $37 million as of June 30, 2019 and December 31, 2018, respectively, primarily within our Metals and Energy segments and which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.
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
The net cost of RINs for the three months ended June 30, 2019 and 2018 was $21 million and $50 million, respectively and $33 million and $27 million for the six months ended June 30, 2019 and 2018, respectively, which is included in cost of goods sold in the condensed consolidated statements of operations. Our Energy segment's cost to comply with the RFS includes the purchased cost of RINs, the impact of recognizing CVR Refining's uncommitted biofuel blending obligation at fair value based on market prices at each reporting date and is reduced by the valuation change of RINs purchases in excess of CVR Refining's RFS obligation as of the reporting date.
Litigation
From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.
Energy
CVR Energy, CVR Refining and its general partner, Icahn Enterprises and certain other affiliates and individuals have each been named in nine lawsuits filed in the Court of Chancery of the State of Delaware by purported former unitholders of CVR Refining, on behalf of themselves and an alleged class of similarly situated unitholders (the “Call Option Lawsuits”). The Call Option Lawsuits primarily allege breach of contract, tortious interference and breach of the implied covenant of good faith and fair dealing and seek monetary damages and attorneys’ fees, among other remedies, relating to CVR Energy's exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner. The Call Option Lawsuits have been consolidated in the Chancery Court and are in the earliest stages of litigation. CVR Energy believes the Call Option Lawsuits are without merit and intends to vigorously defend against them.
Other Matters
Pension Obligations
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 92.0% of Icahn Enterprises' outstanding depositary units as of June 30, 2019. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the "PBGC") against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by ACF. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the ACF plans have been met as of June 30, 2019. If the plans were voluntarily terminated, they would be underfunded by approximately $61 million as of June 30, 2019. These results are based on the most recent information provided by the plans’ actuary. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

18.	Supplemental Cash Flow Information.
Supplemental cash flow information from continuing operations consists of the following:

	Six Months Ended June 30,
	2019	2018
	(in millions)
Cash payments for interest, net of amounts capitalized	$238	$242
Net cash payments (receipts) for income taxes, net of refunds	32	(5)
Accrued dividends and distributions to non-controlling interests in subsidiaries	—	12

19.	Subsequent Events.
Icahn Enterprises
LP Unit Distribution
On July 31, 2019, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about September 18, 2019 to depositary unitholders of record at the close of business on August 13, 2019. Depositary unitholders will have until September 6, 2019 to make an election to receive either cash or additional depositary units; if a unitholder does not make an election, it will automatically be deemed to have elected to receive the distribution in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending September 13, 2019. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive depositary units. Any unitholders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Repayment of Senior Unsecured Notes
On August 1, 2019, we repaid in full our 6.000% senior unsecured notes due 2020. See Note 10, “Debt,” for further discussion.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Mining
On August 1, 2019, we closed on the previously announced sale of Ferrous Resources. See Note 1, “Description of Business,” for further discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2019 (this "Report"), as well as our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 1, 2019.
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
Significant Transactions and Developments
During the second quarter of 2019, we issued $1.250 billion in aggregate principal amount of 6.250% senior unsecured notes due 2026. Subsequent to June 30, 2019, the proceeds from these notes, plus cash on hand, were used to repay in full our 6.000% senior unsecured notes due 2020 and to pay accrued interest, related fees and expenses. In addition, during the second quarter of 2019, Icahn Enterprises announced the commencement of its "at-the-market" offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, for up to $400 million in aggregate sale proceeds. Refer to "Liquidity and Capital Resources," below for further discussion.
On August 1, 2019, we closed on the previously announced sale of Ferrous Resources Ltd. (“Ferrous Resources”) for total consideration of $550 million (including repaid indebtedness).

Results of Operations
Consolidated Financial Results
Our operating businesses comprise consolidated subsidiaries which operate in various industries and are managed on a decentralized basis. In addition to our Investment segment's revenues from investment transactions, revenues for our continuing operating businesses primarily consist of net sales of various products, services revenue, franchisor operations and leasing of real estate. Due to the structure and nature of our business, we primarily discuss the results of operations by individual reporting segment in order to better understand our consolidated operating performance. Certain other financial information is discussed on a consolidated basis following our segment discussion, including other revenues and expenses included in continuing operations as well as our results from discontinued operations. In addition to the summarized financial results below, refer to Note 12, "Segment Reporting," to the condensed consolidated financial statements for a reconciliation of each of our reporting segment's results of continuing operations to our consolidated results.
The comparability of our summarized consolidated financial results presented below is affected primarily by the performance of the Investment Funds (as defined below) and our Holding Company's realized and unrealized equity investment gains and losses. Refer to our respective segment discussions and "Other Consolidated Results of Operations," below for further discussion.

	Revenues		Net Income (Loss) From Continuing Operations		Net Income (Loss) From Continuing Operations Attributable to Icahn Enterprises
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
	(in millions)
Investment	$(271)	$399	$(295)	$397	$(148)	$157
Holding Company	(309)	38	(386)	(33)	(386)	(33)

Other Operating Segments:
Energy	1,700	1,911	116	57	76	35
Automotive	745	737	(38)	(18)	(38)	(18)
Food Packaging	98	97	1	(1)	—	—
Metals	96	131	(3)	3	(3)	3
Real Estate	27	33	1	7	1	7
Home Fashion	44	46	(4)	(3)	(4)	(3)
Mining	66	31	35	5	28	4
Railcar	—	—	—	(4)	—	(4)
Other operating segments	2,776	2,986	108	46	60	24
Consolidated	$2,196	$3,423	$(573)	$410	$(474)	$148

	Revenues		Net Income (Loss) From Continuing Operations		Net Income (Loss) From Continuing Operations Attributable to Icahn Enterprises
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
	(in millions)
Investment	$(839)	$827	$(883)	$798	$(443)	$318
Holding Company	(353)	64	(508)	(116)	(508)	(116)

Other Operating Segments:
Energy	3,187	3,450	206	138	142	85
Automotive	1,442	1,423	(80)	(52)	(80)	(52)
Food Packaging	190	188	(4)	(4)	(3)	(3)
Metals	189	250	(6)	7	(6)	7
Real Estate	50	60	5	14	5	14
Home Fashion	83	88	(8)	(8)	(8)	(8)
Mining	102	51	41	(1)	33	—
Railcar	—	5	—	1	—	1
Other operating segments	5,243	5,515	154	95	83	44
Consolidated	$4,051	$6,406	$(1,237)	$777	$(868)	$246
Investment
We invest our proprietary capital through various private investment funds ("Investment Funds"). As of June 30, 2019 and December 31, 2018, we had investments with a fair market value of approximately $4.6 billion and $5.1 billion, respectively, in the Investment Funds. As of June 30, 2019 and December 31, 2018, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.7 billion and $5.0 billion, respectively.
Our Investment segment's results of operations are reflected in net income (loss) in the condensed consolidated statements of operations. Our Investment segment's net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company and by Mr. Icahn and his affiliates. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment's results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the "Investment Segment Liquidity" section of our "Liquidity and Capital Resources" discussion for additional information regarding our Investment segment's exposure as of June 30, 2019.

For the three months ended June 30, 2019 and 2018, our Investment Funds' returns were (3.1)% and 4.9%, respectively, and for the six months ended June 30, 2019 and 2018, our Investment Funds' returns were (8.8)% and 10.5%, respectively. Our Investment Funds' returns represent a weighted-average composite of the average returns, net of expenses. The following table sets forth the performance attribution for the Investment Funds' returns.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Long positions	0.5%	6.5%	9.0%	9.7%
Short positions	(3.7)%	(1.7)%	(18.0)%	0.1%
Other	0.1%	0.1%	0.2%	0.7%
	(3.1)%	4.9%	(8.8)%	10.5%
The following table presents net (loss) income for our Investment segment for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Long positions	$165	$532	$880	$725
Short positions	(478)	(149)	(1,784)	21
Other	18	14	21	52
	$(295)	$397	$(883)	$798
Three Months Ended June 30, 2019 and 2018
For the three months ended June 30, 2019, the Investment Funds' negative performance was driven by net losses in their short positions offset in part by net gains in their long positions. The negative performance of our Investment segment's short positions was driven by the negative performance of broad market hedges of $476 million and the aggregate performance of short positions with net losses across various sectors. The positive performance of our Investment segment's long positions was driven by gains from a consumer, cyclical sector investment of $472 million offset in part by losses from a consumer, non-cyclical sector investment with a loss of $288 million and the aggregate performance of investments with net losses across various other sectors.
For the three months ended June 30, 2018, the Investment Funds' positive performance was driven by net gains in their long positions, offset in part by net losses in their short positions. The positive performance of our Investment segment's long positions was driven by gains from an energy sector investment and a consumer, non-cyclical sector investment of $478 million offset in part by losses from a consumer non-cyclical sector investment of $106 million. The aggregate performance of investments with net gains across various other sectors accounted for the additional positive performance of our Investment segment's long positions. Losses in short positions were attributable to the negative performance of broad market hedges of $167 million offset in part by the performance of short positions with net gains across various other sectors.
Six Months Ended June 30, 2019 and 2018
For the six months ended June 30, 2019, the Investment Funds' negative performance was driven by net losses in their short positions offset in part by net gains in their long positions. The negative performance of our Investment segment's short positions was driven by the negative performance of broad market hedges of approximately $1.7 billion and the aggregate performance of short positions with net losses across various sectors. The positive performance of our Investment segment's long positions was driven by gains from two consumer, cyclical sector investments, a technology sector investment and an energy sector investment with gains aggregating approximately $1.1 billion. The aggregate performance of investments with net gains across various other sectors accounted for an additional positive performance of our Investment segment's long positions. The positive performance of long positions was offset in part by losses from a consumer, non-cyclical sector investment with a loss of $456 million.

For the six months ended June 30, 2018, the Investment Funds' positive performance was driven by net gains in their long positions. The positive performance of our Investment segment's long positions was driven by gains from an energy sector investment and a consumer, non-cyclical sector investment aggregating approximately $1.0 billion, offset in part by losses from a consumer, non-cyclical sector investment of $158 million and the aggregate performance of investments with net losses across various other sectors.

Energy
Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 93% and 95% of our Energy segment's net sales for the six months ended June 30, 2019 and 2018, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net sales	$1,687	$1,914	$3,173	$3,451
Cost of goods sold	1,486	1,778	2,789	3,163
Gross margin	$201	$136	$384	$288
Three Months Ended June 30, 2019 and 2018
Net sales for our Energy segment decreased by $227 million (12%) for the three months ended June 30, 2019 as compared to the comparable prior year period, primarily due to a decrease in our petroleum business' net sales offset in part by an increase in our nitrogen fertilizer business' net sales. Our petroleum business' net sales decreased $272 million due to a decrease in sales of distillates as well as a decrease in gasoline sales, with higher volumes more than offset by unfavorable pricing conditions. Our nitrogen fertilizer business' net sales increased $45 million primarily due to an increase in UAN and ammonia sales due to favorable volume and pricing conditions.
Cost of goods sold for our Energy segment decreased by $292 million (16%) for the three months ended June 30, 2019 as compared to the comparable prior year period. The decrease was primarily due to our petroleum business as a result of lower cost of consumed crude oil due to a decrease in crude oil prices and a decrease in the net cost of RINs, offset in part by lower derivative gains. Gross margin for our Energy segment increased by $65 million for the three months ended June 30, 2019 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 12% and 7% for the three months ended June 30, 2019 and 2018, respectively. The increase in the gross margin as a percentage of net sales for our petroleum business was primarily due to an increase in volumes with higher crack spreads and a decrease in the net cost of RINs, offset in part by lower derivative gains over the comparable periods. The increase in the gross margin as a percentage of net sales for our nitrogen fertilizer business was due to improved pricing for UAN and ammonia.
Six Months Ended June 30, 2019 and 2018
Net sales for our Energy segment decreased by $278 million (8%) for the six months ended June 30, 2019 as compared to the comparable prior year period, primarily due to a decrease in our petroleum business' net sales offset in part by an increase in our nitrogen fertilizer business' net sales. Our petroleum business' net sales decreased $335 million due to a decrease in sales of distillates as well as a decrease in gasoline sales, with higher volumes more than offset by unfavorable pricing conditions. Our nitrogen fertilizer business' net sales increased $57 million primarily due to an increase in UAN and ammonia sales due to an increase in UAN and ammonia sales due to favorable pricing and volume conditions.
Cost of goods sold for our Energy segment decreased by $374 million (12%) for the six months ended June 30, 2019 as compared to the comparable prior year period. The decrease was primarily due to our petroleum business as a result of lower cost of consumed crude oil due to a decrease in crude oil prices, offset in part by an increase in the net cost of RINs and lower derivative gains. Gross margin for our Energy segment increased by $96 million for the six months ended June 30, 2019 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 12% and 8% for the six months ended June 30, 2019 and 2018, respectively. The increase in the gross margin as a percentage of net sales for our petroleum business was primarily due to due to an increase in volumes with higher crack spreads offset in part by an increase in the net cost of RINs and lower derivative gains over the comparable periods. The increase in the gross margin as a percentage of net sales for our nitrogen fertilizer business was due to improved pricing for UAN and ammonia.

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
Our Automotive segment is in the process of implementing a multi-year transformation plan, which includes the integration and restructuring of the operations of its businesses. The transformation plan includes streamlining Icahn Automotive's corporate and field support teams; facility closures, consolidations and conversions; inventory optimization actions; and the re-focusing of its automotive parts business on certain core markets. Costs to implement the transformation plan will include restructuring charges, which will be recorded when specific plans are approved and which may be significant. Our Automotive segment's priorities include:

•	Positioning the service business to take advantage of opportunities in the do-it-for-me market and vehicle fleets;

•	Optimizing the value of the commercial parts distribution business in certain high-volume core markets;

•	Exiting the automotive parts distribution business in certain low volume, non-core markets;

•	Improving inventory management across Icahn Automotive's parts and tire distribution network;

•	Select digital initiatives that support revenue growth;

•	Investment in customer experience initiatives such as enhanced customer loyalty programs and selective upgrades in facilities;

•	Investment in employees with focus on training and career development investments; and

•	Business process improvements, including investments in our supply chain and information technology capabilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net sales and other revenue from operations	$744	$737	$1,437	$1,423
Cost of goods sold and other expenses from operations	530	501	1,024	975
Gross margin	$214	$236	$413	$448
Three Months Ended June 30, 2019 and 2018
Net sales and other revenue from operations for our Automotive segment for the three months ended June 30, 2019 increased by $7 million (1%) as compared to the comparable prior year period. The increase was attributable to an increase in automotive services revenues of $11 million (3%), including $7 million (2%) on an organic basis, due to growing do-it-for-me and fleet businesses, offset in part by a decrease in aftermarket parts sales of $4 million, primarily from store closures. On an organic basis, aftermarket parts sales increased $1 million over the comparable period as an increase in commercial sales of $13 million, driven by increases in Pep Boys commercial programs, was offset in part by a decrease in retail sales of $12 million.
Cost of goods sold and other expenses from operations for the three months ended June 30, 2019 increased by $29 million (6%) as compared to the comparable prior year period. The increase was due to higher sales volumes as well as a reduction in vendor support funds. Gross margin on net sales and other revenue from operations for the three months ended June 30, 2019 decreased by $22 million (9%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 29% and 32% for the three months ended June 30, 2019 and 2018, respectively. Our Automotive segment has experienced some margin rate contraction for its services and parts businesses due to the reduction in vendor support funds and other unfavorable margin adjustments, including from a shift in aftermarket parts sales from retail to commercial, as described above.
Six Months Ended June 30, 2019 and 2018
Net sales and other revenue from operations for our Automotive segment for the six months ended June 30, 2019 increased by $14 million (1%) as compared to the comparable prior year period. The increase was attributable to an increase in automotive services revenues of $21 million (3%), including $14 million (2%) on an organic basis, due to growing do-it-for-me and fleet businesses, offset in part by a decrease in aftermarket parts sales of $7 million, primarily from store closures. On an organic basis, aftermarket parts sales increased $2 million over the comparable period as an increase in commercial sales of $27 million, driven by increases in Pep Boys commercial programs, was offset in part by a decrease in retail sales of $25 million.
Cost of goods sold and other expenses from operations for the six months ended June 30, 2019 increased by $49 million (5%) as compared to the comparable prior year period. The increase was due to higher sales volumes as well as a reduction in vendor support funds. Gross margin on net sales and other revenue from operations for the six months ended June 30, 2019 decreased by $35 million (8%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and automotive services labor revenues was 29% and 31% for the six months ended June 30, 2019 and 2018, respectively. Our Automotive segment has experienced some margin rate contraction for its services and parts businesses due to the reduction in vendor support funds and other unfavorable margin adjustments, including from a shift in aftermarket parts sales from retail to commercial, as described above.

Food Packaging
Our Food packaging segment's results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.
Three Months Ended June 30, 2019 and 2018
Net sales for the three months ended June 30, 2019 decreased by $7 million (7%) as compared to the comparable prior year period. The decrease was primarily due to the unfavorable effects of foreign exchange and lower sales volumes. Cost of goods sold for the three months ended June 30, 2019 decreased by $5 million (6%) as compared to the comparable prior year period due to favorable effects of foreign exchange offset in part by higher raw material costs. Gross margin as a percentage of net sales was flat at 23% for the three months ended June 30, 2019 and 2018.
Six Months Ended June 30, 2019 and 2018
Net sales for the six months ended June 30, 2019 decreased by $9 million (4%) as compared to the comparable prior year period. The decrease was primarily due to the unfavorable effects of foreign exchange and lower sales volumes. Cost of goods sold for the six months ended June 30, 2019 decreased by $7 million (4%) as compared to the comparable prior year period due to lower sales volume and the favorable effects of foreign exchange. Gross margin as a percentage of net sales was flat at 22% for the six months ended June 30, 2019 and 2018.
Metals
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the United States and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Three Months Ended June 30, 2019 and 2018
Net sales for the three months ended June 30, 2019 decreased by $37 million (28%) compared to the comparable prior year period due to lower shipment volumes and lower average selling prices for most grades of metal, particularly non-ferrous residue material, which was lower due to the trade dispute with China.
Cost of goods sold for the three months ended June 30, 2019 decreased by $31 million (25%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes, as discussed above, and lower material costs due to lower market prices. Gross margin as a percentage of net sales was 2% and 6% for the three months ended June 30, 2019 and 2018, respectively. The decrease was primarily due to lower selling prices.
Six Months Ended June 30, 2019 and 2018
Net sales for the six months ended June 30, 2019 decreased by $62 million (25%) compared to the comparable prior year period due to lower shipment volumes of ferrous and non-ferrous material and lower average selling prices for most grades of metal, particularly non-ferrous residue material, which was lower due to the trade dispute with China.
Cost of goods sold for the six months ended June 30, 2019 decreased by $49 million (21%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes of ferrous and non-ferrous material, as discussed above, and lower material costs due to lower market prices. Gross margin as a percentage of net sales was 2% and 6% for the six months ended June 30, 2019 and 2018, respectively. The decrease was primarily due to lower selling prices.
Real Estate
Real Estate revenues and expenses primarily include sales of residential units, results from club operations, rental income and expenses, including income from financing leases, and hotel, timeshare and casino operations. Sales of residential units are included in net sales in our condensed consolidated statements of operations. Results from club and rental operations, including financing lease income, and hotel, timeshare and casino operations are included in other revenues from operations in our condensed consolidated statements of operations. Revenue from our real estate operations for each of the three and six months ended June 30, 2019 and 2018 were substantially derived from income from club and rental operations.

Home Fashion
Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.
Three Months Ended June 30, 2019 and 2018
Net sales for the three months ended June 30, 2019 decreased by $1 million (2%) compared to the comparable prior year period due to lower sales volume. Cost of goods sold for the three months ended June 30, 2019 was flat compared to the comparable prior year period. Gross margin as a percentage of net sales was 11% and 13% for the three months ended June 30, 2019 and 2018, respectively.
Six Months Ended June 30, 2019 and 2018
Net sales for the six months ended June 30, 2019 decreased by $4 million (5%) compared to the comparable prior year period due to lower sales volume. Cost of goods sold for the six months ended June 30, 2019 decreased by $3 million (4%) compared to the comparable prior year period due to lower sales volume. Gross margin as a percentage of net sales was 13% and 14% for the six months ended June 30, 2019 and 2018, respectively.
Mining
Our Mining segment's performance is driven by global iron ore prices and demand for raw materials from Chinese steelmakers. Since acquiring Ferrous Resources Ltd. in 2015, our Mining segment has been concentrating on sales in its domestic market, Brazil.
Three Months Ended June 30, 2019 and 2018
Net sales for the three months ended June 30, 2019 increased $40 million as compared to the comparable prior year period primarily due to iron ore price increases and an increase in volumes. Cost of goods sold for the three months ended June 30, 2019 increased $4 million (21%) compared to the comparable prior year period due to an increase in volumes.
Six Months Ended June 30, 2019 and 2018
Net sales for the six months ended June 30, 2019 increased $55 million as compared to the comparable prior year period primarily due to iron ore price increases and an increase in volumes. Cost of goods sold for the six months ended June 30, 2019 increased $7 million (19%) compared to the comparable prior year period due to an increase in volumes and also due to a certain plant operation resuming in 2018, increasing the cost of production to produce a higher quality of iron ore.
Holding Company
Our Holding Company's results of operations primarily reflect the interest expense on its senior unsecured notes for each of the three and six months ended June 30, 2019 and 2018. In addition, our Holding Company has investment gains and losses from debt and equity investments. During the three and six months ended June 30, 2019, net losses from investment activities were primarily attributable to unrealized losses from an equity investment offset in part by realized gains from an equity investment. During the three and six months ended June 30, 2018, net gains from investment activities were primarily attributable to unrealized gains from an equity investment.

Other Consolidated Results of Operations
Selling, General and Administrative
Three Months Ended June 30, 2019 and 2018
Our consolidated selling, general and administrative during the three months ended June 30, 2019 decreased by $6 million (2%) as compared the comparable prior year period primarily due to our Energy segment which decreased $5 million (13%) due to lower share-based compensation expense.
Six Months Ended June 30, 2019 and 2018
Our consolidated selling, general and administrative during the six months ended June 30, 2019 decreased by $8 million (1%) as compared the comparable prior year period primarily due to our Automotive segment, which decreased $8 million (2%) as a result of certain shared service center cost reductions as well as other cost reduction initiatives implemented after the second quarter of 2018.

Interest Expense
Three Months Ended June 30, 2019 and 2018
Our consolidated interest expense during the three months ended June 30, 2019 increased by $32 million (27%) as compared the comparable prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to an increase in average due to broker balances over the respective periods as well as higher interest expense at our Holding Company as a result of certain debt offerings in the second quarter of 2019.
Six Months Ended June 30, 2019 and 2018
Our consolidated interest expense during the six months ended June 30, 2019 increased by $24 million (9%) as compared the comparable prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to an increase in average due to broker balances over the respective periods as well as higher interest expense at our Holding Company as a result of certain debt offerings in the second quarter of 2019.
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
As of June 30, 2019, our Holding Company had cash and cash equivalents of approximately $3.3 billion and total debt of approximately $6.8 billion. As of June 30, 2019, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.6 billion. We may redeem our direct investment in the Investment Funds upon notice. See "Investment Segment Liquidity" below for additional information with respect to our Investment segment liquidity. See "Consolidated Cash Flows" below for additional information with respect to our Holding Company liquidity.
Subsequent Events
On August 1, 2019, we closed on the previously announced sale of Ferrous Resources for total consideration of $550 million (including repaid indebtedness).
Subsequent to June 30, 2019, we used the proceeds from the issuance of senior unsecured notes and cash on hand to repay in full our senior unsecured notes due 2020, as discussed further below.
In addition, subsequent to June 30, 2019, CVR Energy declared a quarterly dividend which we expect to result in an additional $54 million in dividends payable to us in the third quarter of 2019.

Holding Company Borrowings and Availability

	June 30, 2019	December 31, 2018
	(in millions)
6.000% senior unsecured notes due 2020	$1,701	$1,702
5.875% senior unsecured notes due 2022	1,345	1,344
6.250% senior unsecured notes due 2022	1,212	1,213
6.750% senior unsecured notes due 2024	498	498
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,251	—
	$6,755	$5,505
Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (together the "Issuers") and guaranteed by Icahn Enterprises Holdings (the "Guarantor"). Interest on each tranche of senior unsecured notes are payable semi-annually.
During the second quarter of 2019, the Issuers issued $1.250 billion in aggregate principal amount of 6.250% senior unsecured notes due 2026 (the "New Notes"). Subsequent to June 30, 2019, the proceeds from the New Notes, plus cash on hand, were used to repay our 6.000% senior unsecured notes due 2020 and to pay accrued interest, related fees and expenses.
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
The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of June 30, 2019 are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.
As of June 30, 2019 and December 31, 2018, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of June 30, 2019, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness.
2019 At-The-Market Offering
On May 2, 2019, Icahn Enterprises announced the commencement of its "at-the-market" offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, for up to $400 million in aggregate sale proceeds. During the three months ended June 30, 2019, Icahn Enterprises distributed 137,524 depositary units pursuant to this agreement, resulting in proceeds of $10 million.
LP Unit Distributions
On July 31, 2019, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unitholder and will be paid on or about September 18, 2019 to depositary unitholders of record at the close of business on August 13, 2019.
During the six months ended June 30, 2019, we declared two quarterly distributions aggregating $4.00 per depositary unit. Mr. Icahn and his affiliates elected to receive their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 92.0% of Icahn Enterprises' outstanding depositary units as of June 30, 2019. In connection with these distributions, aggregate cash distributions to all depositary unitholders was $54 million.

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
Investment Segment Liquidity
During the six months ended June 30, 2019, affiliates of Mr. Icahn (excluding us and our subsidiaries) invested $70 million in the Investment Funds. In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.
Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of June 30, 2019, the Investment Funds' had a net short notional exposure of 37%. The Investment Funds' long exposure was 103% (101% long equity and 2% long credit) and its short exposure was 140% (134% short equity, 6% short credit and other). The notional exposure represents the ratio of the notional exposure of the Investment Funds' invested capital to the net asset value of the Investment Funds at June 30, 2019.
Of the Investment Funds' 103% long exposure, 88% was comprised of the fair value of its long positions (with certain adjustments) and 15% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds' 140% short exposure, 1% was comprised of the fair value of our short positions and 139% was comprised of short broad market index swap derivative contracts and short credit default swap contracts.
With respect to both our long positions that are not notionalized (88% long exposure) and our short positions that are not notionalized (1% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our other short positions (139% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.
Other Segment Liquidity
Segment Cash and Cash Equivalents
Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Energy	$540	$668
Automotive	53	43
Food Packaging	22	46
Metals	3	20
Real Estate	41	39
Home Fashion	4	1
	$663	$817

Our Mining segment had $81 million and $11 million of cash and cash equivalents included in assets held for sale as of June 30, 2019 and December 31, 2018, respectively.
Segment Borrowings and Availability
Segment debt consists of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Energy	$1,195	$1,170
Automotive	406	372
Food Packaging	270	273
Metals	10	—
Real Estate	2	2
Home Fashion	20	4
	$1,903	$1,821
Our Mining segment had $55 million and $55 million of debt included in liabilities held for sale as of June 30, 2019 and December 31, 2018.
Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for information concerning terms, restrictions and covenants pertaining to our subsidiaries' debt. As of June 30, 2019, all of our subsidiaries were in compliance with all debt covenants.
Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

June 30, 2019
(in millions)
Energy	$441
Automotive	95
Food Packaging	7
Metals	38
Home Fashion	20
$601
The above outstanding debt and borrowing availability with respect to each of our continuing operating segments reflects third-party obligations.
Subsidiary Payments for Acquisitions
On January 29, 2019, CVR Energy paid $241 million, excluding payments to us, for the acquisition of the remaining common units of CVR Refining from non-controlling interests.
During the first quarter of 2019, our Automotive segment acquired certain businesses for an aggregate of $10 million. During the second quarter of 2019, our Metals segment acquired a business for $13 million and our Home Fashion segment acquired a business for $31 million.
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

The following table summarizes cash flow information for Icahn Enterprises' reporting segments and our Holding Company:

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Operating Activities	Investing Activities	Financing Activities
	(in millions)
Holding Company	$(136)	$437	$1,206	$(166)	$(233)	$(48)
Investment	(2,064)	—	70	(709)	—	280

Other Operating Segments:
Energy	384	(43)	(469)	238	(50)	(136)
Automotive	(69)	(74)	153	(139)	(57)	197
Food Packaging	(11)	(10)	(2)	(2)	(11)	43
Metals	1	(28)	10	(10)	(2)	(1)
Real Estate	12	(16)	(18)	19	(6)	(20)
Home Fashion	(6)	(30)	39	5	(2)	1
Mining	77	(10)	3	(1)	(23)	20
Other operating segments	388	(211)	(284)	110	(151)	104
Discontinued operations	—	—	—	288	(270)	(30)
Total before eliminations	(1,812)	226	992	(477)	(654)	306
Eliminations	—	21	(21)	—	250	(250)
Consolidated	$(1,812)	$247	$971	$(477)	$(404)	$56
Eliminations
Eliminations in the table above relate to certain of our Holding Company's transactions with our Investment and other operating segments. Our Holding Company's net (investments in) distributions from the Investments Funds, when applicable, are included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our Investment segment. Similarly, our Holding Company's net distributions from (investments in) our other operating segments are included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our other operating segments. In addition, during January 2019, our Holding Company sold its direct investment in CVR Refining to CVR Energy, which is included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our Energy segment.
Holding Company
Our Holding Company's cash flows from operating activities for each of the six months ended June 30, 2019 and 2018 were primarily attributable to our semi-annual interest payments on our senior unsecured notes. In addition, our Holding Company received interest income of $30 million and $5 million for the six months ended June 30, 2019 and 2018, respectively. The increase in interest income is due to the increase in our cash and cash equivalents over the respective periods as a result of the sale of businesses and investments as well as proceeds from issuances of senior unsecured notes.
Our Holding Company's cash flows from investing activities for the six months ended June 30, 2019 were primarily due to our sale of a certain equity investment for which we received cash of $458 million as well as the sale of our direct investment in CVR Refining to CVR Energy for $60 million. During the six months ended June 30, 2019, we also received net dividends and distributions from our Energy and Real Estate segments aggregating $126 million and we had aggregate investments in our Automotive segment of $176 million and an investment in our Home Fashion segment of $31 million. Our Holding Company's cash flows from investing activities for the six months ended June 30, 2018 were due to an aggregate investment in our Automotive segment of $240 million, contributions to our Food Packaging segment in connection with Viskase's rights offering of $44 million and other net contributions to our subsidiaries of $74 million, offset in part by dividends and distributions received from our Energy and Real Estate segments aggregating $99 million, dividends received from ARI of $9 million and $17 million received from the sale of additional railcars previously owned by ARL.

Our Holding Company's cash flows from financing activities for the six months ended June 30, 2019 were primarily attributable to our issuances of additional senior unsecured notes and proceeds from our "at-the-market" offering, as described above. In addition, for each of the six months ended June 30, 2019 and 2018, our Holding Company made payments on our aggregate quarterly distributions of $55 million and $48 million, respectively (including $1 million for each period to our general partner in order maintain its ownership percentage in us).
Investment Segment
Our Investment segment's cash flows from operating activities for the comparable periods were attributable to its net investment transactions.
Our Investment segment's cash flows from financing activities for the six months ended June 30, 2019 and 2018 were attributable to Mr. Icahn and his affiliates' (excluding us) investments in the Investment Funds of $70 million and $280 million, respectively.
Other Operating Segments
Our other operating segments' cash flows from continuing operating activities included net cash flows from operating activities before changes in operating assets and liabilities of $411 million and $343 million for the six months ended June 30, 2019 and 2018, respectively, primarily attributable to our Energy segment. The change in cash flows from continuing operating activities for the six months ended June 30, 2019 as compared to the comparable prior year period was primarily due to changes in working capital attributable to our Energy and Automotive segments. For our Energy segment, working capital in 2018 was impacted by the reduction of our petroleum business' renewable volume obligation. For our Automotive segment, working capital was impacted by inventory purchases and timing of other operating payments and receipts.
Our other operating segments' cash flows from continuing investing activities were primarily due to capital expenditures, primarily within our Energy and Automotive segments. In addition, our other operating segments had net payments for the acquisitions of businesses of $51 million and $10 million, net of cash acquired, during the six months ended June 30, 2019 and 2018, respectively, and our Automotive segment invested an additional $45 million in 767 Leasing LLC in 2019 compared to $10 million in 2018.
Our other operating segments' cash flows from continuing financing activities were primarily due to our Energy segment's payments to acquire the remaining common units of CVR Refining not already owned by CVR Energy in 2019 for $301 million, including $60 million paid to our Holding Company for our direct ownership in CVR Refining. In addition, our other operating segments also had net contributions from our Holding Company of $81 million and $203 million for the six months ended June 30, 2019 and 2018, respectively, as described above. For the six months ended June 30, 2019 and 2018, our Energy segment had distributions to non-controlling interests of $56 million and $58 million, respectively, and in 2018, our Food Packaging segment received $50 million in connection with a rights offering, of which $44 million represented a contribution from our Holding Company and $6 million was from non-controlling interests.
Discontinued Operations
Our cash flows from operating activities from discontinued operations for the six months ended June 30, 2018 was comprised of $146 million provided by Federal-Mogul, $52 million provided by ARI and $83 million provided by our former Gaming segment, primarily due to net cash flows from operating activities before changes in operating assets and liabilities. Cash flows provided by operating activities from discontinued operations was net of cash payments for interest of $86 million for Federal-Mogul, $11 million for ARI and $3 million for our former Gaming segment for the six months ended June 30, 2018. In addition, our former Gaming segment had net cash flows provided by operating activities of $7 million from transactions with our Holding Company.
Our cash flows from investing activities from discontinued operations for the six months ended June 30, 2018 was comprised of $210 million used by Federal-Mogul, $20 million used by ARI and $40 million used by our former Gaming segment, primarily due to capital expenditures.
Our cash flows from financing activities from discontinued operations for the six months ended June 30, 2018 was primarily due to net debt transactions. In addition, Federal-Mogul had $2 million in distributions to non-controlling interests, ARI had $6 million in dividends to non-controlling interests and ARI also had $9 million in dividends paid to us. During the six months ended June 30, 2018, Federal-Mogul also received $56 million from us in connection with a certain litigation reserve.

Consolidated Capital Expenditures
There have been no significant changes to our capital expenditures during the six months ended June 30, 2019 as compared to the estimated capital expenditures for 2019 as reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Except for the adoption of FASB ASC Topic 842, discussed above, there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2019 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of June 30, 2019, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $819 million, $15 million and $1.6 billion, respectively. However, as of June 30, 2019, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 50% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 50% of the change in fair value.

Item 4. Controls and Procedures.
As of June 30, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises' and Icahn Enterprises Holdings' and subsidiaries' disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
There were no material changes to our risk factors during the six months ended June 30, 2019 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: August 6, 2019

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Peter Reck
Peter Reck, Chief Accounting Officer

Date: August 6, 2019