Form 10-Q
period 2019-09-30
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2019-11-05
CIK 813762, 1034563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
Icahn Enterprises L.P. Yes ☐ No ☒                Icahn Enterprises Holdings L.P. Yes ☐ No ☒
As of November 4, 2019, there were 207,489,066 of Icahn Enterprises’ depositary units outstanding.

ICAHN ENTERPRISES L.P.
ICAHN ENTERPRISES HOLDINGS L.P.

i

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this “Report”) is a joint report being filed by Icahn Enterprises L.P. and Icahn Enterprises Holdings L.P. Each registrant hereto is filing on its own behalf all of the information contained in this Report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

FORWARD-LOOKING STATEMENTS

This Report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), or by Public Law 104-67. All statements included in this Report, other than statements that relate solely to historical fact, are “forward-looking statements.” Such statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events, or any statement that may relate to strategies, plans or objectives for, or potential results of, future operations, financial results, financial condition, business prospects, growth strategy or liquidity, and are based upon management’s current plans and beliefs or current estimates of future results or trends. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact.
Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These risks and uncertainties may include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2018 and those set forth in this Report, including under the caption “Risk Factors,” under Part II, Item 1A of this Report. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS	(In millions, except unit amounts)
Cash and cash equivalents	$3,266	$2,656
Cash held at consolidated affiliated partnerships and restricted cash	613	2,682
Investments	9,437	8,337
Due from brokers	842	664
Accounts receivable, net	500	474
Inventories, net	1,817	1,779
Property, plant and equipment, net	4,592	4,688
Goodwill	281	247
Intangible assets, net	449	501
Other assets	1,460	1,461
Total Assets	$23,257	$23,489
LIABILITIES AND EQUITY
Accounts payable	$895	$832
Accrued expenses and other liabilities	2,342	1,012
Deferred tax liability	625	694
Unrealized loss on derivative contracts	461	36
Securities sold, not yet purchased, at fair value	223	468
Due to brokers	114	141
Debt	7,449	7,326
Total liabilities	12,109	10,509

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 207,489,066 units issued and outstanding at September 30, 2019 and 191,366,097 units issued and outstanding at December 31, 2018	6,441	7,350
General partner	(808)	(790)
Equity attributable to Icahn Enterprises	5,633	6,560
Equity attributable to non-controlling interests	5,515	6,420
Total equity	11,148	12,980
Total Liabilities and Equity	$23,257	$23,489

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:	(In millions, except per unit amounts)
Net sales	$2,484	$2,815	$7,371	$7,998
Other revenues from operations	170	166	504	491
Net (loss) gain from investment activities	(657)	(514)	(1,968)	328
Interest and dividend income	69	36	192	98
Gain on disposition of assets, net	249	65	256	65
Other income (loss), net	5	1	16	(5)
	2,320	2,569	6,371	8,975
Expenses:
Cost of goods sold	2,069	2,372	6,098	6,786
Other expenses from operations	141	138	409	397
Selling, general and administrative	352	329	1,027	1,012
Restructuring, net	4	17	15	20
Impairment	—	—	1	3
Interest expense	153	125	443	391
	2,719	2,981	7,993	8,609
(Loss) income from continuing operations before income tax benefit	(399)	(412)	(1,622)	366
Income tax benefit	26	78	12	77
(Loss) income from continuing operations	(373)	(334)	(1,610)	443
Income (loss) from discontinued operations	—	176	(24)	388
Net (loss) income	(373)	(158)	(1,634)	831
Less: net (loss) income attributable to non-controlling interests	(324)	(276)	(693)	279
Net (loss) income attributable to Icahn Enterprises	$(49)	$118	$(941)	$552

Net (loss) income attributable to Icahn Enterprises from:
Continuing operations	$(49)	$(45)	$(917)	$201
Discontinued operations	—	163	(24)	351
	$(49)	$118	$(941)	$552
Net (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(48)	$116	$(922)	$541
General partner	(1)	2	(19)	11
	$(49)	$118	$(941)	$552
Basic and diluted (loss) income per LP unit:
Continuing operations	$(0.24)	$(0.24)	$(4.56)	$1.11
Discontinued operations	—	0.88	(0.12)	1.93
	$(0.24)	$0.64	$(4.68)	$3.04
Basic and diluted weighted average LP units outstanding	202	183	197	178
Cash distributions declared per LP unit	$2.00	$1.75	$6.00	$5.25
See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net (loss) income	$(373)	$(158)	$(1,634)	$831
Other comprehensive income (loss), net of tax:
Translation adjustments	(3)	(11)	(4)	(86)
Post-retirement benefits and other	(1)	3	1	18
Other comprehensive loss, net of tax	(4)	(8)	(3)	(68)
Comprehensive (loss) income	(377)	(166)	(1,637)	763
Less: Comprehensive (loss) income attributable to non-controlling interests	(325)	(278)	(694)	271
Comprehensive (loss) income attributable to Icahn Enterprises	$(52)	$112	$(943)	$492

Comprehensive (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(51)	$110	$(924)	$482
General partner	(1)	2	(19)	10
	$(52)	$112	$(943)	$492

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In millions)

	Equity Attributable to Icahn Enterprises
	General Partner’s (Deficit) Equity	Limited Partners’ Equity	Total Partners’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2018	$(790)	$7,350	$6,560	$6,420	$12,980
Net loss	(8)	(386)	(394)	(270)	(664)
Distribution payable	(8)	(383)	(391)	—	(391)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(30)	(30)
Changes in subsidiary equity and other	2	62	64	(307)	(243)
Balance, March 31, 2019	(804)	6,643	5,839	5,813	11,652
Net loss	(10)	(488)	(498)	(99)	(597)
Other comprehensive loss	—	1	1	—	1
Distribution payable reversal	8	383	391	—	391
Partnership distributions	(1)	(54)	(55)	—	(55)
Partnership contributions	—	10	10	—	10
Investment segment contributions	—	—	—	70	70
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(26)	(26)
Changes in subsidiary equity and other	—	3	3	(3)	—
Balance, June 30, 2019	(807)	6,498	5,691	5,755	11,446
Net loss	(1)	(48)	(49)	(324)	(373)
Other comprehensive loss	—	(3)	(3)	(1)	(4)
Partnership distributions	(1)	(27)	(28)	—	(28)
Partnership contributions	1	24	25	—	25
Investment segment contributions	—	—	—	150	150
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(34)	(34)
Changes in subsidiary equity and other	—	(3)	(3)	(31)	(34)
Balance, September 30, 2019	$(808)	$6,441	$5,633	$5,515	$11,148

	Equity Attributable to Icahn Enterprises
	General Partner’s (Deficit) Equity	Limited Partners’ Equity	Total Partners’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	$(234)	$5,402	$5,168	$6,318	$11,486
Net income	3	129	132	280	412
Other comprehensive income	—	40	40	3	43
Distribution payable	(6)	(304)	(310)	—	(310)
Investment segment contributions	—	—	—	280	280
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(31)	(31)
Cumulative effect adjustment from adoption of accounting principle	(1)	(28)	(29)	—	(29)
Changes in subsidiary equity and other	1	—	1	10	11
Balance, March 31, 2018	(237)	5,239	5,002	6,860	11,862
Net income	6	296	302	275	577
Other comprehensive loss	(1)	(93)	(94)	(9)	(103)
Distribution payable reversal	6	304	310	—	310
Partnership distributions	(1)	(47)	(48)	—	(48)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(47)	(47)
Changes in subsidiary equity and other	(1)	(5)	(6)	(1)	(7)
Balance, June 30, 2018	(228)	5,694	5,466	7,078	12,544
Net income (loss)	2	116	118	(276)	(158)
Other comprehensive loss	—	(6)	(6)	(2)	(8)
Partnership distributions	(1)	(24)	(25)	—	(25)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(31)	(31)
Changes in subsidiary equity and other	3	90	93	6	99
Balance, September 30, 2018	$(224)	$5,870	$5,646	$6,775	$12,421

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(1,634)	$831
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss (income) from discontinued operations	24	(388)
Net loss (gain) from securities transactions	314	(858)
Purchases of securities	(3,885)	(3,911)
Proceeds from sales of securities	2,133	5,538
Payments to cover securities sold, not yet purchased	(451)	(1,390)
Proceeds from securities sold, not yet purchased	142	949
Changes in receivables and payables relating to securities transactions	609	(609)
Gain on disposition of assets, net	(256)	(65)
Depreciation and amortization	389	383
Deferred taxes	(84)	(85)
Other, net	(1)	48
Changes in operating assets and liabilities	832	(548)
Net cash used in operating activities from continuing operations	(1,868)	(105)
Net cash provided by operating activities from discontinued operations	—	436
Net cash (used in) provided by operating activities	(1,868)	331
Cash flows from investing activities:
Capital expenditures	(195)	(193)
Acquisition of businesses, net of cash acquired	(52)	(13)
Purchases of investments	(50)	(25)
Proceeds from sale of investments	458	1
Proceeds from disposition of businesses and assets	491	158
Other, net	(21)	(7)
Net cash provided by (used in) investing activities from continuing operations	631	(79)
Net cash used in investing activities from discontinued operations	—	(393)
Net cash provided by (used in) investing activities	631	(472)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	220	280
Partnership contributions	35	—
Partnership distributions	(83)	(73)
Purchase of additional interests in consolidated subsidiaries	(241)	—
Dividends and distributions to non-controlling interests in subsidiaries	(90)	(95)
Proceeds from Holding Company senior unsecured notes	1,757	—
Repayments of Holding Company senior unsecured notes	(1,700)	—
Proceeds from subsidiary borrowings	565	1,003
Repayments of subsidiary borrowings	(597)	(1,046)
Other, net	(3)	12
Net cash (used in) provided by financing activities from continuing operations	(137)	81
Net cash used in financing activities from discontinued operations	—	(159)
Net cash used in financing activities	(137)	(78)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(2)	(1)
Add back change in cash and restricted cash of assets held for sale	(83)	70
Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents	(1,459)	(150)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	5,338	1,911
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$3,879	$1,761

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS	(in millions)
Cash and cash equivalents	$3,266	$2,656
Cash held at consolidated affiliated partnerships and restricted cash	613	2,682
Investments	9,437	8,337
Due from brokers	842	664
Accounts receivable, net	500	474
Inventories, net	1,817	1,779
Property, plant and equipment, net	4,592	4,688
Goodwill	281	247
Intangible assets, net	449	501
Other assets	1,460	1,493
Total Assets	$23,257	$23,521
LIABILITIES AND EQUITY
Accounts payable	$895	$832
Accrued expenses and other liabilities	2,342	1,012
Deferred tax liability	625	694
Unrealized loss on derivative contracts	461	36
Securities sold, not yet purchased, at fair value	223	468
Due to brokers	114	141
Debt	7,452	7,330
Total liabilities	12,112	10,513

Commitments and contingencies (Note 17)

Equity:
Limited partner	6,503	7,452
General partner	(873)	(864)
Equity attributable to Icahn Enterprises Holdings	5,630	6,588
Equity attributable to non-controlling interests	5,515	6,420
Total equity	11,145	13,008
Total Liabilities and Equity	$23,257	$23,521

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:	(in millions)
Net sales	$2,484	$2,815	$7,371	$7,998
Other revenues from operations	170	166	504	491
Net (loss) gain from investment activities	(657)	(514)	(1,968)	328
Interest and dividend income	69	36	192	98
Gain on disposition of assets, net	249	65	256	65
Other income (loss), net	5	1	16	(5)
	2,320	2,569	6,371	8,975
Expenses:
Cost of goods sold	2,069	2,372	6,098	6,786
Other expenses from operations	141	138	409	397
Selling, general and administrative	352	329	1,027	1,012
Restructuring, net	4	17	15	20
Impairment	—	—	1	3
Interest expense	153	125	442	390
	2,719	2,981	7,992	8,608
(Loss) income from continuing operations before income tax benefit	(399)	(412)	(1,621)	367
Income tax benefit	26	78	12	77
(Loss) income from continuing operations	(373)	(334)	(1,609)	444
Income (loss) from discontinued operations	—	176	(24)	388
Net (loss) income	(373)	(158)	(1,633)	832
Less: net (loss) income attributable to non-controlling interests	(324)	(276)	(693)	279
Net (loss) income attributable to Icahn Enterprises Holdings	$(49)	$118	$(940)	$553

Net (loss) income attributable to Icahn Enterprises from:
Continuing operations	$(49)	$(45)	$(916)	$202
Discontinued operations	—	163	(24)	351
	$(49)	$118	$(940)	$553
Net (loss) income attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$(49)	$116	$(931)	$547
General partner	—	2	(9)	6
	$(49)	$118	$(940)	$553

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net (loss) income	$(373)	$(158)	$(1,633)	$832
Other comprehensive income (loss), net of tax:
Translation adjustments	(3)	(11)	(4)	(86)
Post-retirement benefits and other	(1)	3	1	18
Other comprehensive loss, net of tax	(4)	(8)	(3)	(68)
Comprehensive (loss) income	(377)	(166)	(1,636)	764
Less: Comprehensive (loss) income attributable to non-controlling interests	(325)	(278)	(694)	271
Comprehensive (loss) income attributable to Icahn Enterprises Holdings	$(52)	$112	$(942)	$493

Comprehensive (loss) income attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$(52)	$111	$(933)	$488
General partner	—	1	(9)	5
	$(52)	$112	$(942)	$493

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In millions)

	Equity Attributable to Icahn Enterprises Holdings
	General Partner’s Equity (Deficit)	Limited Partner’s Equity	Total Partners’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2018	$(864)	$7,452	$6,588	$6,420	$13,008
Net loss	(4)	(390)	(394)	(270)	(664)
Distribution payable	(4)	(387)	(391)	—	(391)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(30)	(30)
Changes in subsidiary equity and other	1	63	64	(307)	(243)
Balance, March 31, 2019	(871)	6,738	5,867	5,813	11,680
Net loss	(5)	(492)	(497)	(99)	(596)
Other comprehensive loss	—	1	1	—	1
Distribution payable reversal	4	387	391	—	391
Partnership distributions	(1)	(54)	(55)	—	(55)
Partnership contribution	—	10	10	—	10
Investment segment contributions	—	—	—	70	70
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(26)	(26)
Changes in subsidiary equity and other	1	2	3	(3)	—
Balance, June 30, 2019	(872)	6,592	5,720	5,755	11,475
Net loss	—	(49)	(49)	(324)	(373)
Other comprehensive loss	—	(3)	(3)	(1)	(4)
Partnership distributions	(1)	(59)	(60)	—	(60)
Partnership contribution	—	25	25	—	25
Investment segment contributions	—	—	—	150	150
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(34)	(34)
Changes in subsidiary equity and other	—	(3)	(3)	(31)	(34)
Balance, September 30, 2019	$(873)	$6,503	$5,630	$5,515	$11,145

	Equity Attributable to Icahn Enterprises Holdings
	General Partner’s Equity (Deficit)	Limited Partner’s Equity	Total Partners’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2017	$(286)	$5,481	$5,195	$6,318	$11,513
Net income	1	131	132	280	412
Other comprehensive income	1	39	40	3	43
Distribution payable	(3)	(307)	(310)	—	(310)
Investment segment contributions	—	—	—	280	280
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(31)	(31)
Cumulative effect adjustment from adoption of accounting principle	—	(29)	(29)	—	(29)
Changes in subsidiary equity and other	—	1	1	10	11
Balance, March 31, 2018	(287)	5,316	5,029	6,860	11,889
Net loss	3	300	303	275	578
Other comprehensive loss	(1)	(93)	(94)	(9)	(103)
Distribution payable reversal	3	307	310	—	310
Partnership distributions	(1)	(47)	(48)	—	(48)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(47)	(47)
Changes in subsidiary equity and other	—	(6)	(6)	(1)	(7)
Balance, June 30, 2018	(283)	5,777	5,494	7,078	12,572
Net loss (loss)	2	116	118	(276)	(158)
Other comprehensive loss	(1)	(5)	(6)	(2)	(8)
Partnership distributions	—	(25)	(25)	—	(25)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(31)	(31)
Changes in subsidiary equity and other	1	92	93	6	99
Balance, September 30, 2018	$(281)	$5,955	$5,674	$6,775	$12,449

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(1,633)	$832
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss (income) from discontinued operations	24	(388)
Net loss (gain) from securities transactions	314	(858)
Purchases of securities	(3,885)	(3,911)
Proceeds from sales of securities	2,133	5,538
Payments to cover securities sold, not yet purchased	(451)	(1,390)
Proceeds from securities sold, not yet purchased	142	949
Changes in receivables and payables relating to securities transactions	609	(609)
Gain on disposition of assets, net	(256)	(65)
Depreciation and amortization	389	383
Deferred taxes	(84)	(85)
Other, net	(2)	47
Changes in operating assets and liabilities	832	(548)
Net cash used in operating activities from continuing operations	(1,868)	(105)
Net cash provided by operating activities from discontinued operations	—	436
Net cash (used in) provided by operating activities	(1,868)	331
Cash flows from investing activities:
Capital expenditures	(195)	(193)
Acquisition of businesses, net of cash acquired	(52)	(13)
Purchases of investments	(50)	(25)
Proceeds from sale of investments	458	1
Proceeds from disposition of businesses and assets	491	158
Other, net	(21)	(7)
Net cash provided by (used in) investing activities from continuing operations	631	(79)
Net cash used in investing activities from discontinued operations	—	(393)
Net cash provided by (used in) investing activities	631	(472)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	220	280
Partnership contributions	35	—
Partnership distributions	(83)	(73)
Purchase of additional interests in consolidated subsidiaries	(241)	—
Dividends and distributions to non-controlling interests in subsidiaries	(90)	(95)
Proceeds from Holding Company senior unsecured notes	1,757	—
Repayments of Holding Company senior unsecured notes	(1,700)	—
Proceeds from subsidiary borrowings	565	1,003
Repayments of subsidiary borrowings	(597)	(1,046)
Other, net	(3)	12
Net cash (used in) provided by financing activities from continuing operations	(137)	81
Net cash used in financing activities from discontinued operations	—	(159)
Net cash used in financing activities	(137)	(78)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(2)	(1)
Add back change in cash and restricted cash of assets held for sale	(83)	70
Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents	(1,459)	(150)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	5,338	1,911
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$3,879	$1,761
See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business.
Overview
Icahn Enterprises L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) is a limited partnership formed in Delaware on February 17, 1987. References to “we,” “our” or “us” herein include both Icahn Enterprises and Icahn Enterprises Holdings and their subsidiaries, unless the context otherwise requires.
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2019. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 92.0% of Icahn Enterprises’ outstanding depositary units as of September 30, 2019.
Description of Continuing Operating Businesses
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with our Holding Company. Our historical results also report the results of our Mining segment, until sold on August 1, 2019, and our Railcar segment through the date we sold our last remaining railcars on lease, which occurred in the third quarter of 2018. See Note 12, “Segment Reporting,” for a reconciliation of each of our reporting segment’s results of operations to our consolidated results. Certain additional information with respect to our segments is discussed below.
Investment
Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s wholly owned affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $4.3 billion and $5.1 billion as of September 30, 2019 and December 31, 2018, respectively.
Energy
We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. As of September 30, 2019, we owned approximately 70.8% of the total outstanding common stock of CVR Energy.
On August 1, 2018, CVR Energy completed an exchange offer whereby CVR Refining’s public unitholders tendered a total of 21,625,106 common units of CVR Refining in exchange for 13,699,549 shares of CVR Energy common stock. In connection with this transaction, our equity attributable to Icahn Enterprises and Icahn Enterprises Holdings increased by $99 million.
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
Automotive
We conduct our Automotive segment through our wholly owned subsidiary, Icahn Automotive Group LLC (“Icahn Automotive”). Icahn Automotive is engaged in the retail and wholesale distribution of automotive parts in the aftermarket (“aftermarket parts”) as well as providing automotive repair and maintenance services (“automotive services”) to its customers. Icahn Automotive’s aftermarket parts and automotive services businesses serve different customer channels and have distinct strategies, opportunities and requirements. As a result, the board of directors of Icahn Automotive has approved the separation of its aftermarket parts and automotive services businesses into two independent operating companies, each with its own Chief Executive Officer and management teams, and both of which are supported by a central shared service group. Our Automotive segment also includes our separate equity method investment in 767 Auto Leasing LLC (“767 Leasing”), a joint venture created by us to purchase vehicles for lease, as described further in Note 3, “Related Party Transactions.” Although 767 Leasing is separate from Icahn Automotive, we include it as a component of our Automotive segment due to the nature of the joint venture activities.
Food Packaging
We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products.
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
Home Fashion
We conduct our Home Fashion segment through our wholly owned subsidiary, WestPoint Home LLC (“WPH”). WPH’s business consists of manufacturing, sourcing, marketing, distributing and selling home fashion consumer products.
Mining
We conducted our Mining segment through our majority owned subsidiary, Ferrous Resources Ltd. (“Ferrous Resources”). Ferrous Resources acquired certain rights to iron ore mineral resources in Brazil and develops mining operations and related infrastructure to produce and sell iron ore products to the global steel industry. Prior to the sale of Ferrous Resources, as discussed below, we owned approximately 77.2% of its total outstanding common stock.
On December 5, 2018, we announced a definitive agreement to sell Ferrous Resources for total consideration of $550 million (including repaid indebtedness). This transaction met all the criteria to be classified as held for sale on December 5, 2018 upon execution of the definitive agreement. On August 1, 2019, we closed on the sale of Ferrous Resources. Our

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

proportionate share of the cash proceeds from the sale, net of adjustments, was $451 million. As a result of the sale of Ferrous Resources, our Mining segment recorded a pretax gain on disposition of assets of $252 million in the third quarter of 2019, subject to additional post-closing adjustments. Subsequent to the sale, we no longer operate an active Mining segment.
Railcar
We conducted our Railcar segment through our wholly owned subsidiary, American Railcar Leasing, LLC (“ARL”). ARL operated a leasing business consisting of purchased railcars leased to third parties under operating leases. During 2018, we sold all remaining railcars of ARL not previously sold and as a result, we no longer operate an active Railcar segment. For the nine months ended September 30, 2018, we had proceeds of $17 million in connection with the sale of railcars and we recorded a pretax gain on disposition of assets of $5 million.
Description of Discontinued Operating Businesses
We also report discontinued operations previously reported in our Automotive and Railcar segments and former Gaming segment.
Our discontinued Automotive operations consists of our previously wholly owned subsidiary, Federal-Mogul LLC (“Federal-Mogul”).
Our discontinued Gaming operations consists of our previous majority ownership in Tropicana Entertainment Inc. (“Tropicana”).
Our discontinued Railcar operations consists of our previous majority ownership in American Railcar Industries, Inc. (“ARI”).
Each of these businesses were sold in the fourth quarter of 2018 and are reflected in discontinued operations for the three and nine months ended September 30, 2018. See Note 13, “Discontinued Operations,” for additional information with respect to our discontinued operating businesses.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Principles of Consolidation
As of September 30, 2019, our condensed consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to variable interest entities (“VIEs”) in which we are the primary beneficiary. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights, which are the rights underlying the limited partners’ ability to dissolve the limited partnership or otherwise remove the general partners, held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs.
Except for our Investment segment, for equity investments in which we own 50% or less but greater than 20%, we generally account for such investments using the equity method. All other equity investments are accounted for at fair value.
Change in Accounting Principle
Effective January 1, 2019, CVR Energy revised its accounting policy method for the costs of planned major maintenance activities (“turnarounds”) specific to its petroleum business from being expensed as incurred (the direct expensing method) to the deferral method. Turnarounds are planned shutdowns of refinery processing units for significant overhaul and refurbishment. Under the deferral method, the costs of turnarounds are deferred and amortized on a straight-line basis over a four-year period, which represents the estimated time until the next turnaround occurs. The new method of accounting for turnarounds is considered preferable as it is more consistent with the accounting policy of CVR Energy’s peer companies and better reflects the economic substance of the benefits earned from turnaround expenditures. The comparative condensed consolidated balance sheet as of December 31, 2018, the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 have been retrospectively adjusted to apply the new accounting method. These turnaround costs, and related accumulated amortization, are included within other assets in the condensed consolidated balance sheets. The amortization expense related to turnaround costs is included in cost of goods sold in the condensed consolidated statement of operations. CVR Partners will continue to follow the direct expensing method, therefore this change had no impact on its current or comparative condensed consolidated financial statements.
As a result of this accounting change, our Energy segment increased other assets by $108 million and decreased property, plant and equipment, net by $15 million as of December 31, 2018. In addition, our Energy segment increased deferred tax liability by $18 million and total equity by $75 million, including $31 million attributable to Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2018. As of December 31, 2017, our Energy segment increased total equity by $118 million, including $62 million attributable to Icahn Enterprises and Icahn Enterprises Holdings. For the three and nine months ended September 30, 2018, the effect on net income for our Energy segment as a result of this accounting change was a reduction to net income of $11 million and $33 million, respectively, including a reduction of $8 million and $20 million, respectively, attributable to Icahn Enterprises and Icahn Enterprises Holdings. The impact on net income was comprised of a $14 million increase to cost of goods sold and a $3 million decrease to income tax expense for the three months ended September 30, 2018. For the nine months ended September 30, 2018, the impact on net income was comprised of a $41 million increase to cost of goods sold and a $8 million decrease to income tax expense.
Reclassifications
Certain other reclassifications have been made within the condensed consolidated statements of operations to include gains and losses on derivatives within cost of goods sold for our Energy segment. Prior year balances have been reclassified to conform to the current year presentation. The reclassification of gain on derivatives from other income, net to costs of goods sold was $5 million and $75 million for the three and nine months ended September 30, 2018, respectively. These reclassifications did not have an impact on previously reported net income.
We have also recast certain historical results for discontinued operations, which we disclose in Note 13, “Discontinued Operations.” In addition, certain other reclassifications from the prior year presentation have been made to conform to the current year presentation, which did not have an impact on previously reported net income and equity and are not deemed material.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Discontinued Operations
As described above, we operated businesses classified as discontinued operations, each of which were sold in the fourth quarter of 2018, and which are reported in our condensed consolidated statements of operations for the three and nine months ended September 30, 2018 as discontinued operations. During the second quarter of 2019, certain pending adjustments relating to the sale of Federal-Mogul were finalized, resulting in an adjustment to income tax expense from discontinued operations of $24 million with an offsetting adjustment to deferred liability. In accordance with U.S. GAAP, such adjustment is recorded as discontinued operations in the second quarter of 2019.
Consolidated Variable Interest Entities
The following is a discussion of variable interest entities in which we are deemed to be the primary beneficiary and in which we therefore consolidate. In addition, as discussed in Note 3, “Related Party Transactions,” we have a variable interest in an entity in which we are not the primary beneficiary and therefore we do not consolidate.
Icahn Enterprises Holdings
We determined that Icahn Enterprises Holdings is a VIE because it is a limited partnership that lacks both substantive kick-out and participating rights. Although Icahn Enterprises is not the general partner of Icahn Enterprises Holdings, Icahn Enterprises is deemed to be the primary beneficiary of Icahn Enterprises Holdings principally based on its 99% limited partner interest in Icahn Enterprises Holdings, as well as our related party relationship with the general partner, and therefore continues to consolidate Icahn Enterprises Holdings. The condensed consolidated financial statements of Icahn Enterprises Holdings are included in this Report. The balances with respect to Icahn Enterprises Holdings’ consolidated VIEs are discussed below, comprising the Investment Funds, CVR Refining (prior to January 2019), CVR Partners and Viskase’s joint venture.
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
Energy
CVR Refining (prior to January 2019) and CVR Partners are each considered VIEs because each of these limited partnerships lack both substantive kick-out and participating rights. In addition, CVR Energy also concluded that, based upon its general partner’s roles and rights in CVR Refining and CVR Partners as afforded by their respective partnership agreements, coupled with its exposure to losses and benefits in each of CVR Refining and CVR Partners through its significant limited partner interests, intercompany credit facilities and services agreements, it is the primary beneficiary of both CVR Refining (prior to January 2019) and CVR Partners. Beginning in January 2019, CVR Refining is no longer considered a VIE as it is a wholly-owned subsidiary of CVR Energy.
Food Packaging
Viskase holds a variable interest in a joint venture for which Viskase is the primary beneficiary. Viskase’s interest in the joint venture includes a 50% equity interest and also relates to the sales, operations, administrative and financial support to the joint venture through providing many of the assets used in its business.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table includes balances of assets and liabilities of VIE’s included in Icahn Enterprises Holdings’ condensed consolidated balance sheets.

	September 30, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents	$84	$415
Cash held at consolidated affiliated partnerships and restricted cash	600	2,648
Investments	8,718	6,951
Due from brokers	842	664
Inventories, net	57	380
Property, plant and equipment, net	1,125	3,012
Intangible assets, net	256	278
Other assets	345	930
Accounts payable, accrued expenses and other liabilities	1,481	516
Securities sold, not yet purchased, at fair value	223	468
Due to brokers	114	141
Debt	632	1,167

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, cash held at consolidated affiliated partnerships and restricted cash, accounts receivable, due from brokers, accounts payable, accrued expenses and other liabilities and due to brokers are deemed to be reasonable estimates of their fair values because of their short-term nature. See Note 4, “Investments,” and Note 5, “Fair Value Measurements,” for a detailed discussion of our investments and other non-financial assets and/or liabilities.
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of September 30, 2019 was approximately $7.4 billion and $7.7 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2018 was approximately $7.3 billion and $7.3 billion, respectively.
Cash Flow
Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.
Cash Held at Consolidated Affiliated Partnerships and Restricted Cash
Our cash held at consolidated affiliated partnerships balance was $286 million and $2,648 million as of September 30, 2019 and December 31, 2018, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.
Our restricted cash balance was $327 million and $34 million as of September 30, 2019 and December 31, 2018, respectively. Restricted cash primarily relates to our Investment segment’s cash pledged and held for margin requirements on derivative transactions.
Leases
As discussed below, on January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases, using the modified retrospective approach, which does not require the application of this Topic to periods prior to January 1, 2019. With the exception of the requirement to recognize right-of-use assets on the balance sheet for operating leases in which we are the lessee beginning in 2019, our accounting policy with respect to leases is not significantly different from prior periods and therefore, our prior period accounting policy is not separately disclosed. Financing leases under current U.S. GAAP are classified and accounted for in substantially the same

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

manner as capital leases under prior U.S. GAAP and therefore, we do not distinguish between financing leases and capital leases unless the context requires.
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
All Segments and Holding Company
Leases are classified as either operating or financing by the lessee depending on whether or not the lease terms provide for control of the underlying asset to be transferred to the lessee. When control transfers to the lessee, we classify the lease as a financing lease. All other leases are recorded as operating leases. Effective January 1, 2019, for all leases with an initial lease term in excess of twelve months, we record a right-of-use asset with a corresponding liability in the condensed consolidated balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at commencement of the lease based on the present value of the lease payments over the lease term. Right-of-use assets are adjusted for any lease payments made on or before commencement of the lease, less any lease incentives received. As most of our leases do not provide an implicit rate, we use the incremental borrowing rate with respect to each of our businesses based on the information available at commencement of the lease in determining the present value of lease payments. We use the implicit rate when readily determinable. The lease terms used in the determination of our right-of-use assets and lease liabilities reflect any options to extend or terminate the lease when it is reasonably certain that we will exercise such option. We and our subsidiaries, independently of each other, apply a portfolio approach to account for the right-of-use assets and lease liabilities when we or our subsidiaries do not believe that applying the portfolio approach would be materially different from accounting for right-of-use assets and lease liabilities individually.
Operating lease expense is recorded as a single expense recognized on a straight-line basis over the lease term. Operating lease right-of-use assets are amortized for the difference between the straight-line expense less the accretion of interest of the related lease liability. Financing lease expense consists of interest expense on the financing lease liability as well as amortization of the right-of-use financing lease assets on a straight-line basis over the lease term.
Real Estate
Leases are classified as either operating, sales-type or direct financing by the lessor. Our Real Estate segment’s net lease portfolio consists of commercial real estate leased to others under long-term operating leases and we account for these leases in accordance with FASB ASC Topic 842. These assets leased to others are recorded at cost, net of accumulated depreciation, and are included in property, plant and equipment, net on our condensed consolidated balance sheets. Assets leased to others are depreciated on a straight-line basis over the useful lives of the assets, ranging from 5 years to 39 years. Lease revenue is recognized on a straight-line basis over the lease term. Cash receipts for all lease payments received are included in net cash flows from operating activities in the condensed consolidated statements of cash flows. Our Real Estate segment’s accounting policy for assets leased to others is not significantly different from prior periods.
Revenue From Contracts With Customers and Contract Balances
Due to the nature of our business, we derive revenue from various sources in various industries. With the exception of all of our Investment segment’s and our Holding Company’s revenues, and our Real Estate segment’s leasing revenue, our revenue is generally derived from contracts with customers in accordance with U.S. GAAP. Such revenue from contracts with customers are included in net sales and other revenues from operations in the condensed consolidated statements of operations, however, our Real Estate segment’s leasing revenue, as disclosed in Note 9, “Leases,” is also included in other revenues from operations. Related contract assets are included in accounts receivable, net or other assets and related contract liabilities are included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Our disaggregation of revenue information includes our net sales and other revenues from operations for each of our reporting segments as well as additional disaggregation of revenue information for our Energy and Automotive segments. See Note 12, “Segment Reporting,” for our complete disaggregation of revenue information. In addition, we disclose additional information with respect to revenue from contracts with customers and contract balances for our Energy and Automotive segments below.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Energy
Our Energy segment’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $16 million and $69 million as of September 30, 2019 and December 31, 2018, respectively. For the nine months ended September 30, 2019 and 2018, our Energy segment recorded revenue of $68 million and $34 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective year.
As of September 30, 2019, our Energy segment had $7 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize approximately $1 million of these performance obligations as revenue by the end of 2019 and the remaining balance thereafter.
Automotive
Our Automotive segment has deferred revenue with respect to extended warranty plans of $42 million and $42 million as of September 30, 2019 and December 31, 2018, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For the nine months ended September 30, 2019 and 2018, our Automotive segment recorded revenue of $17 million and $18 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective year.
Adoption of New Accounting Standards
Lease Accounting Standards Updates
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases. This ASU requires the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. In addition, among other changes to the accounting for leases, this ASU retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between financing leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under previous guidance. Furthermore, quantitative and qualitative disclosures, including disclosures regarding significant judgments made by management, will be required. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this ASU should be applied using a modified retrospective approach. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which provides an additional (and optional) transition method to adopt the new leases standard. We adopted the new leases standards using the new transition method option effective January 1, 2019, which required a cumulative-effect adjustment recognized in equity at such date. No adjustment to prior period presentation and disclosure were required. The most significant impact related to the recognition of right-of-use assets and lease liabilities in the condensed consolidated balance sheets for long-term operating leases with the significant majority of the impact within our Automotive segment, and to a lesser extent, our Energy and Food Packaging segments. Our Automotive segment has identified approximately 2,300 leases, primarily for real estate (operating leases) and vehicles (financing leases) and recognized operating lease right-of-use assets of $589 million (which includes the impact of above market leases, net of below market leases) and related liabilities of $621 million as of January 1, 2019 as well as additional financing lease right-of-use assets and obligations of $20 million and $22 million, respectively. Our Energy segment recognized operating lease right-of-use assets and liabilities of $56 million and additional financing lease right-of-use assets and obligations of $26 million and $23 million, respectively, as of January 1, 2019. Our Food Packaging segment recognized operating lease right-of-use assets and liabilities of $35 million and $39 million, respectively, as of January 1, 2019. The aggregate impact for all other segments and our Holding Company was the recognition of operating lease right-of-use assets and liabilities of $28 million as of January 1, 2019.
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
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends FASB ASC Topic 220, Income Statement - Reporting Comprehensive Income. This ASU allows a reclassification out of accumulated other comprehensive loss within equity for standard tax effects resulting from the Tax Cuts and Jobs Act and consequently, eliminates the stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We have adopted this standard effective on January 1, 2019. See Note 15, “Changes in Accumulated Other Comprehensive Loss,” for the impact on our accumulated other comprehensive loss, which is attributable to our Food Packaging segment.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends FASB ASC Topic 326, Financial Instruments - Credit Losses. In addition, in May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which updates FASB ASU 2016-13. These ASU’s require financial assets measured at amortized cost to be presented at the net amount to be collected and broadens the information, including forecasted information incorporating more timely information, that an entity must consider in developing its expected credit loss estimate for assets measured. These ASU’s are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted for fiscal years beginning after December 15, 2018. Most of our financial assets are excluded from the requirements of this standard as they are measured at fair value or are subject to other accounting standards. In addition, certain of our other financial assets are short-term in nature and therefore are not likely to be subject to significant credit losses beyond what is already recorded under current accounting standards. As a result, we currently do not anticipate this standard to have a significant impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements, which amends FASB ASC Topic 820, Fair Value Measurements. This ASU eliminates, modifies and adds various disclosure requirements for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain disclosures are required to be applied using a retrospective approach and others using a prospective approach. Early adoption is permitted. The various disclosure requirements being eliminated, modified or added are not significant to us. As a result, we currently do not anticipate this standard to have a significant impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which amends FASB ASC Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software. This ASU adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this ASU should be applied either using a retrospective or prospective approach. Early adoption is permitted. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

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
Investment Funds
During the three months ended September 30, 2019, Mr. Icahn and his affiliates (excluding us) invested $150 million in the Investment Funds. During the nine months ended September 30, 2019 and 2018, Mr. Icahn and his affiliates (excluding us) invested $220 million and $280 million, respectively, in the Investment Funds, net of redemptions. As of September 30, 2019 and December 31, 2018, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.5 billion and $5.0 billion, respectively, representing approximately 51% and 50% of the Investment Funds’ assets under management as of each respective date.
We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended September 30, 2019 and 2018, $4 million and $4 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement and for the nine months ended September 30, 2019 and 2018, such allocation was $9 million and $6 million, respectively.
Hertz Global Holdings, Inc.
As discussed in Note 4, “Investments,” the Investment Funds have an investment in the common stock of Hertz Global Holdings, Inc. (“Hertz”) measured at fair value that would have otherwise been subject to the equity method of accounting. Icahn Automotive provides services to Hertz in the ordinary course of business. For the three months ended September 30, 2019 and 2018, revenue from Hertz was $15 million and $11 million, respectively, and $40 million and $29 million for the nine months ended September 30, 2019 and 2018, respectively. Additionally, Federal-Mogul had payments to Hertz in the ordinary course of business of zero and $1 million for the three and nine months ended September 30, 2018, respectively.
For the nine months ended September 30, 2018, the Investment Funds purchased shares of a certain investment from Hertz in the amount of $36 million.
In addition to our transactions with Hertz disclosed above, in January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Leasing the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, as amended, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement had an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises’ audit committee. Due to the nature of our involvement with 767 Leasing, which includes Icahn Enterprises and Icahn Enterprises Holdings guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing is a variable interest entity. Furthermore, we determined that we are not the primary beneficiary as we do not have the power to direct the activities of 767 Leasing that most significantly impact its economic performance. Therefore, we do not consolidate the results of 767 Leasing. Our exposure to loss with respect to 767 Leasing is primarily limited to our direct investment in 767 Leasing as well as any payment obligations of 767 Leasing that we guarantee, which are not material as of September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, 767 Leasing had total assets of $116 million and $59 million, respectively (primarily vehicles for lease) and total liabilities of $0 million and $1 million, respectively. For the three months ended September 30, 2019 and 2018, we invested $5 million and $15 million, respectively, in 767 Leasing and for the nine months ended September 30, 2019 and 2018, we invested $50 million and $25 million, respectively, in 767 Leasing. As of September 30, 2019 and December 31, 2018, we had an equity method investment in 767 Leasing of $117 million and $59 million, respectively, which we report in our Automotive segment.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

ACF Industries LLC
Our Railcar operations, prior to December 5, 2018 (the date we closed on the sale of ARI), had certain transactions with ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn, under various agreements, as well as on a purchase order basis. ACF is a manufacturer and fabricator of specialty railcar parts and miscellaneous steel products. Agreements and transactions with ACF include (i) railcar component purchases from ACF, (ii) railcar parts purchases from and sales to ACF, (iii) railcar purchasing and engineering services agreements with ACF, (iv) lease of certain intellectual property to ACF and (v) railcar repair services and support for ACF
Purchases from ACF were $1 million and $2 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2018, revenues from ACF were $3 million and $3 million, respectively.
Insight Portfolio Group LLC
Insight Portfolio Group LLC (“Insight Portfolio Group”) is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises Holdings has a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of ours, including CVR Energy, Viskase, PSC Metals, WPH, Federal-Mogul (prior to October 1, 2018), ARI (prior to December 5, 2018) and Tropicana (prior to October 1, 2018) also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses. A number of other entities with which Mr. Icahn has a relationship also have minority equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group’s operating expenses. For the nine months ended September 30, 2019 and 2018, we and certain of our subsidiaries paid certain of Insight Portfolio Group’s operating expenses of $2 million and $2 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Investments.
Investment
Investments and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, all of which are reported at fair value in our condensed consolidated balance sheets. These investments are considered trading securities. In addition, our Investment segment has certain derivative transactions which are discussed in Note 6, “Financial Instruments.” The carrying value and detail by security type, including business sector for equity securities, with respect to investments and securities sold, not yet purchased held by our Investment segment consist of the following:

	September 30, 2019	December 31, 2018
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$262	$414
Consumer, non-cyclical	1,704	2,161
Consumer, cyclical	2,149	1,161
Energy	1,943	1,598
Financial	264	167
Technology	2,092	1,040
Other	135	145
	8,549	6,686
Corporate debt securities	169	181
	$8,718	$6,867
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$12	$57
Consumer, cyclical	93	106
Energy	118	305
	$223	$468

The portion of unrealized (losses) gains that relates to securities still held by our Investment segment, primarily equity securities, was $(513) million and $(4) million for the three months ended September 30, 2019 and 2018, respectively, and $(99) million and $356 million for nine months ended September 30, 2019 and 2018, respectively.
Our Investment segment is deemed to have significant influence with respect to its investments in Hertz, Herbalife Ltd. (“Herbalife”) and Caesars Entertainment Corporation (“Caesars”) after considering the collective ownership in such entities by the Investment Funds and affiliates of Mr. Icahn, as well as their collective representation on each of the boards of directors. Our Investment segment has elected the fair value option with respect to each of these investments as such investments would have otherwise been subject to the equity method of accounting. Hertz, Herbalife and Caesars each file annual, quarterly and current reports, and proxy and information statements with the SEC, which are publicly available.
As of September 30, 2019, the Investment Funds owned approximately 23.5% of the outstanding common stock of Hertz. Our Investment segment recorded net (losses) gains of $(29) million and $23 million for the three months ended September 30, 2019 and 2018, respectively, and net gains (losses) of $39 million and $(135) million for the nine months ended September 30, 2019 and 2018, respectively, with respect to its investment in Hertz. As of September 30, 2019 and December 31, 2018, the aggregate fair value of our Investment segment’s investment in Hertz was $462 million and $320 million, respectively.
As of September 30, 2019, the Investment Funds owned approximately 18.6% of the outstanding common stock of Herbalife. Our Investment segment recorded net (losses) gains of $(138) million and $23 million for the three months ended September 30, 2019 and 2018, respectively, and net (losses) gains of $(594) million and $740 million for the nine months ended

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2019 and 2018, respectively, with respect to its investment in Herbalife. As of September 30, 2019 and December 31, 2018, the aggregate fair value of our Investment segment’s investment in Herbalife was approximately $1.1 billion and $1.7 billion, respectively.
As of September 30, 2019, the Investment Funds owned approximately 13.5% of the outstanding common stock of Caesars. We obtained significant influence over Caesars, and elected the fair value option with respect to our investment in Caesars, beginning in the first quarter of 2019. Our Investment segment recorded net gains of $26 million and $301 million for the three and nine months ended September 30, 2019 with respect to its investment in Caesars. As of September 30, 2019, the aggregate fair value of our Investment segment’s investment in Caesars was approximately $1.1 billion. During the second quarter of 2019, we agreed to vote our Caesars’ shares in favor of the proposed merger between Caesars and Eldorado Resorts, Inc. (“Eldorado”). Pursuant to the merger, Caesars will merge into a subsidiary of Eldorado and Caesars stockholders will have the right, subject to certain allocation limitations, to elect to receive cash, stock in Eldorado, or a combination of cash and stock.  Upon consummation of the merger, depending on what consideration we and other stockholders elect, we expect to receive a combination of cash and Eldorado shares. The transaction has not yet been consummated as of September 30, 2019.
Other Segments and Holding Company
With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Equity method investments	$199	$143
Other investments (measured at fair value)	520	1,327
	$719	$1,470

The portion of unrealized gains (losses) that relates to equity securities still held by our other segments and our Holding Company was $42 million and $36 million for the three months ended September 30, 2019 and 2018, respectively, and $(438) million and $91 million for the nine months ended September 30, 2019 and 2018, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the investments’, non-financial assets’ and/or liabilities’ level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the investment. Significant transfers, if any, between the levels within the fair value hierarchy are recognized at the beginning of the reporting period when changes in circumstances require such transfers.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments (Note 4)	$8,918	$305	$3	$9,226	$7,493	$317	$372	$8,182
Derivative contracts, at fair value (Note 6)(1)	—	149	—	149	7	517	—	524
	$8,918	$454	$3	$9,375	$7,500	$834	$372	$8,706
Liabilities
Securities sold, not yet purchased (Note 4)	$223	$—	$—	$223	$468	$—	$—	$468
Derivative contracts, at fair value (Note 6)	—	461	—	461	—	36	—	36
Other liabilities	—	9	—	9	—	2	—	2
	$223	$470	$—	$693	$468	$38	$—	$506

(1)	Amounts are classified within other assets in our condensed consolidated balance sheets.

Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Balance at January 1	$372	$278
Net gains recognized in income	89	91
Sales	(458)	—
Other	—	(1)
Balance at September 30	$3	$368

As of December 31, 2018, we had a certain equity investment which was considered a Level 3 investment due to unobservable market data and was measured at fair value on a recurring basis. We determined the fair value of this investment based on recent market transactions. During the first quarter of 2019, we sold this investment in its entirety.
Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
Certain assets measured at fair value using Level 3 inputs on a non-recurring basis have been impaired. During the nine months ended September 30, 2019 and 2018, we recorded impairment charges of $1 million and $3 million, respectively, relating to property, plant and equipment. We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize. Refer to Note 12, “Segment Reporting,” for total impairment recorded by each of our segments.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	Financial Instruments.
Overview
Investment
In the normal course of business, the Investment Funds may trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risks, with the objective of capital appreciation or as economic hedges against other securities or the market as a whole. The Investment Funds’ investments may include futures, options, swaps and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counterparty non-performance and from changes in the market values of underlying instruments.
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
The Investment Funds may utilize forward contracts to seek to protect their assets denominated in foreign currencies and precious metals holdings from losses due to fluctuations in foreign exchange rates and spot rates. The Investment Funds’ exposure to credit risk associated with non-performance of such forward contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in other assets and accrued expenses and other liabilities in our condensed consolidated balance sheets.
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
The Investment Funds may also purchase and write option contracts. As a writer of option contracts, the Investment Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Investment Funds are obligated to purchase or sell, at the holder’s option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Investment Funds’ satisfaction of the obligations may exceed the amount recognized in our condensed consolidated balance sheets.
Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds’ derivative instruments with credit-risk-related

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

contingent features that are in a liability position as of September 30, 2019 and December 31, 2018 was $108 million and zero, respectively.
The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	September 30, 2019		December 31, 2018
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Equity contracts	$742	$10,019	$118	$8,368
Credit contracts(1)	—	593	—	479
Commodity contracts	—	52	—	114

(1)
The short notional amount on our credit default swap positions was approximately $3.5 billion at September 30, 2019. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $593 million as of September 30, 2019. The short notional amount on our credit default swap positions was approximately $1.8 billion as of December 31, 2018. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $479 million as of December 31, 2018.

Certain derivative contracts executed by each of the Investment Funds with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts, are reported on a net-by-counterparty basis.
The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Asset Derivatives(1)		Liability Derivatives
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in millions)
Equity contracts	$188	$568	$408	$170
Credit contracts	—	76	108	—
Commodity contracts	—	7	—	—
Sub-total	188	651	516	170
Netting across contract types(2)	(55)	(134)	(55)	(134)
Total(2)	$133	$517	$461	$36

(1)	Net asset derivatives are classified within other assets in our condensed consolidated balance sheets.

(2)
Excludes netting of cash collateral received and posted. The total collateral posted at September 30, 2019 and December 31, 2018 was $314 million and $0 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Equity contracts	$(213)	$(564)	$(1,464)	$(653)
Credit contracts	(52)	12	(184)	65
Commodity contracts	3	13	(6)	57
	$(262)	$(539)	$(1,654)	$(531)

(1)	Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Energy
CVR Energy's businesses are subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR Refining from time to time enters into various commodity derivative transactions. CVR Refining holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges under U.S. GAAP. There are no premiums paid or received at inception of the derivative contracts and upon settlement.
As of September 30, 2019 and December 31, 2018, CVR Refining had open forward purchase and sale commitments for 6 million barrels and 2 million barrels, respectively, of Canadian crude oil priced at fixed differentials that are not considered probable of physical settlement and are accounted for as derivatives. CVR Refining may enter into forward purchase or sale contracts associated with renewable identification numbers (“RINs”). As of September 30, 2019, CVR Refining had open fixed-price commitments to purchase 38 million RINs.
Certain derivative contracts executed by our Energy segment with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. As of September 30, 2019 and December 31, 2018, our Energy segment had gross asset derivatives of $17 million and $8 million, respectively, however, when netted with gross liability derivatives, such net asset derivatives were $16 million and $7 million, respectively. Net asset derivatives are included in other assets on the condensed consolidated balance sheets. Gains recognized on derivatives for our Energy segment were $18 million and $5 million for the three months ended September 30, 2019 and 2018, respectively, and $38 million and $75 million for the nine months ended September 30, 2019 and 2018, respectively. Gains recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

7.	Inventories, Net.
Inventories, net consists of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Raw materials	$225	$217
Work in process	91	70
Finished goods	1,501	1,492
	$1,817	$1,779

8.	Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
	(in millions)
Automotive	$336	$(87)	$249	$328	$(87)	$241
Food Packaging	6	—	6	6	—	6
Metals	5	—	5	—	—	—
Home Fashion	21	—	21	—	—	—
	$368	$(87)	$281	$334	$(87)	$247

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible assets, net consists of the following:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$395	$(149)	$246	$396	$(134)	$262
Other	284	(143)	141	316	(139)	177
	$679	$(292)	$387	$712	$(273)	$439

Indefinite-lived intangible assets			$62			$62
Intangible assets, net			$449			$501

Amortization expense associated with definite-lived intangible assets was $10 million and $12 million for the three months ended September 30, 2019 and 2018, respectively, and $31 million and $36 million for the nine months ended September 30, 2019 and 2018, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.
Acquisitions during the three and nine months ended September 30, 2019 were not material individually or in the aggregate. As a result of certain acquisitions, our Automotive segment allocated $8 million to goodwill and $1 million to definite-lived intangible assets in the first quarter of 2019. In addition, as a result of certain acquisitions, our Home Fashion segment allocated $22 million to goodwill in the second quarter of 2019 and our Metals segment allocated $5 million and $6 million to goodwill and definite-lived intangible assets, respectively, also in the second quarter of 2019.

9.	Leases.
All Segments and Holding Company
We have operating and finance leases primarily within our Automotive, Energy and Food Packaging segments. Our Automotive segment leases assets, primarily real estate (operating) and vehicles (financing) and which primarily consist of leases that expire within 14 years. Our Energy segment leases certain pipelines, storage tanks, railcars, office space, land and equipment (operating and financing). Our Food Packaging segment leases assets, primarily real estate, equipment and vehicles (primarily operating). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Right-of-use assets and related liabilities are recorded on the balance sheet for leases with an initial lease term in excess of twelve months and therefore, do not include any lease arrangements with initial lease terms of twelve months or less.
Right-of-use assets and lease liabilities are as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$635	$—
Lease liabilities (accrued expenses and other liabilities)	664	—

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	80	41
Lease liabilities (debt)	93	52

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Additional information with respect to our operating leases as of September 30, 2019 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

Operating Leases	Right-Of-Use Assets	Lease Liabilities	Lease Term	Discount Rate
	(in millions)
Energy	$48	$47	3.9 years	5.7%
Automotive	521	547	5.3 years	5.7%
Food Packaging	34	38	12.7 years	7.5%
Other segments and Holding Company	32	32
	$635	$664

Maturities of lease liabilities as of September 30, 2019 are as follows:

Year	Operating Leases	Financing Leases
	(in millions)
Remainder of 2019	$54	$6
2020	176	19
2021	152	14
2022	131	14
2023	80	12
Thereafter	206	67
Total lease payments	799	132
Less: imputed interest	(135)	(39)
	$664	$93

The components of lease expense are presented in the following table. Operating lease expense is net of immaterial amounts for sublease income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Operating lease expense	$48	$48	$145	$142

Amortization of financing lease right-of-use assets	$4	$1	$10	$5
Interest expense on financing lease liabilities	2	2	6	4

Real Estate
Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of September 30, 2019 and December 31, 2018, our Real Estate segment has assets leased to others included in property, plant and equipment of $220 million and $217 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $9 million and $9 million for the three months ended September 30, 2019 and 2018, respectively, and $25 million and $30 million for the nine months ended September 30, 2019 and 2018, respectively, and are included in other revenue from operations in the condensed consolidated statements of operations. Our Real Estate segment’s anticipated future receipts of minimum operating lease payments receivable are $9 million for the remainder of 2019, $33 million in 2020 and $10 million in 2021 and thereafter.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Debt.
Debt consists of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Holding Company:
6.000% senior unsecured notes due 2020	$—	$1,702
5.875% senior unsecured notes due 2022	1,345	1,344
6.250% senior unsecured notes due 2022	1,212	1,213
6.750% senior unsecured notes due 2024	498	498
4.750% senior unsecured notes due 2024	498	—
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	—
	5,551	5,505
Reporting Segments:
Energy	1,195	1,170
Automotive	403	372
Food Packaging	269	273
Metals	10	—
Real Estate	2	2
Home Fashion	19	4
	1,898	1,821
Total Debt	$7,449	$7,326

Holding Company
During the second quarter of 2019, Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) issued $1.250 billion in aggregate principal amount of 6.250% senior unsecured notes due 2026 (the “New 2026 Notes”). Proceeds from the New 2026 Notes, plus cash on hand, were used to repay in full our 6.000% senior unsecured notes due 2020, and to pay accrued interest and related fees and expenses, during the third quarter of 2019. During the third quarter of 2019, the Issuers issued $500 million in aggregate principal amount of 4.750% senior unsecured notes due 2024 (the “New 2024 Notes” and together with the New 2026 Notes, the “New Notes”). The New Notes are guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on the New Notes is payable semi-annually. In connection with these transactions, our Holding Company recorded a gain on extinguishment of debt of $2 million.
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
The indenture governing the New Notes restricts the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indenture also restricts the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indenture requires that on each quarterly determination date, Icahn Enterprises and the guarantor of the New Notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indenture also restricts the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.

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
Non-Cash Charges to Interest Expense
The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were $1 million and $2 million for the three months ended September 30, 2019 and 2018, respectively, and $5 million and $4 million for the nine months ended September 30, 2019 and 2018, respectively.

11.	Net Income Per LP Unit.
The components of the computation of basic and diluted income (loss) per LP unit from continuing and discontinued operations of Icahn Enterprises are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except per unit amounts)
Net (loss) income attributable to Icahn Enterprises from continuing operations	$(49)	$(45)	$(917)	$201
Net (loss) income attributable to Icahn Enterprises from continuing operations allocated to limited partners (98.01% allocation)	$(48)	$(44)	$(899)	$197
Net income (loss) attributable to Icahn Enterprises from discontinued operations allocated to limited partners (98.01% allocation)	$—	$160	$(23)	$344

Basic and diluted (loss) income per LP unit:
Continuing operations	$(0.24)	$(0.24)	$(4.56)	$1.11
Discontinued operations	—	0.88	(0.12)	1.93
	$(0.24)	$0.64	$(4.68)	$3.04
Basic and diluted weighted average LP units outstanding	202	183	197	178

LP Unit Distributions
During 2019, Icahn Enterprises declared three quarterly distributions in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. As a result of these distributions declared, during the three and nine months ended September 30, 2019, Icahn Enterprises distributed an aggregate 5,583,252 and 15,617,442, respectively, depositary units to unitholders electing to receive depositary units. In connection with these distributions, aggregate cash distributions to all depositary unitholders was $27 million and $81 million during the three and nine months ended September 30, 2019, respectively.
Mr. Icahn and his affiliates received an aggregate 15,406,011 depositary units during the nine months ended September 30, 2019 with respect to these three quarterly distributions.
2019 At-The-Market Offering
On May 2, 2019, Icahn Enterprises announced the commencement of its “at-the-market” offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, for up to $400 million in aggregate sale proceeds. During the three and nine months ended September 30, 2019, Icahn Enterprises sold

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

349,699 and 487,223, respectively, depositary units pursuant to the Open Market Sale Agreement, resulting in gross proceeds of $24 million and $34 million, respectively.
2017 Incentive Plan
During the three months ended September 30, 2019 and 2018, Icahn Enterprises distributed 4,817 and 1,329 depositary units, respectively, and 18,304 and 19,487 depositary units during the nine months ended September 30, 2019 and 2018, respectively, net of payroll withholdings, with respect to certain restricted depositary units and deferred unit awards that vested during the period in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”). The aggregate impact of the 2017 Incentive Plan is not material with respect to our condensed consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

12.	Segment Reporting.
We report segment information based on the various industries in which our businesses operate and how we manage those businesses in accordance with our investment strategies, which may include: identifying and acquiring undervalued assets and businesses, often through the purchase of distressed securities; increasing value through management, financial or other operational changes; and managing complex legal, regulatory or financial issues, which may include bankruptcy or insolvency, environmental, zoning, permitting and licensing issues. Therefore, although many of our businesses are operated under separate local management, certain of our businesses are grouped together when they operate within a similar industry, comprising similarities in products, customers, production processes and regulatory environments, and when such businesses, when considered together, may be managed in accordance with one or more investment strategies specific to those businesses. Among other measures, we assess and measure segment operating results based on net income from continuing operations attributable to Icahn Enterprises and Icahn Enterprises Holdings. Certain terms of financings for certain of our businesses impose restrictions on the business’ ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Condensed Statements of Operations
Icahn Enterprises’ condensed statements of operations by reporting segment are presented below. Icahn Enterprises Holdings’ condensed statements of operations are substantially the same, with immaterial differences relating to our Holding Company’s interest expense.

	Three Months Ended September 30, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,622	$596	$98	$82	$6	$51	$29	$—	$2,484
Other revenues from operations	—	—	148	—	—	22	—	—	—	170
Net (loss) gain from investment activities	(699)	—	—	—	—	—	—	—	42	(657)
Interest and dividend income	50	1	—	—	—	1	—	—	17	69
(Loss) gain on disposition of assets, net	—	(3)	—	—	—	—	—	252	—	249
Other income (loss), net	—	5	5	(6)	—	—	—	(1)	2	5
	(649)	1,625	749	92	82	29	51	280	61	2,320
Expenses:
Cost of goods sold	—	1,440	409	80	84	5	43	8	—	2,069
Other expenses from operations	—	—	125	—	—	16	—	—	—	141
Selling, general and administrative	5	36	271	15	3	4	12	2	4	352
Restructuring, net	—	—	1	2	1	—	—	—	—	4
Interest expense	27	27	5	3	1	—	1	1	88	153
	32	1,503	811	100	89	25	56	11	92	2,719
(Loss) income from continuing operations before income tax (expense) benefit	(681)	122	(62)	(8)	(7)	4	(5)	269	(31)	(399)
Income tax (expense) benefit	—	(30)	14	(4)	—	—	—	1	45	26
Net (loss) income from continuing operations	(681)	92	(48)	(12)	(7)	4	(5)	270	14	(373)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(339)	13	—	(2)	—	—	—	4	—	(324)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(342)	$79	$(48)	$(10)	$(7)	$4	$(5)	$266	$14	$(49)

Supplemental information:
Capital expenditures	$—	$30	$20	$2	$3	$2	$2	$4	$—	$63
Depreciation and amortization	$—	$88	$25	$5	$5	$4	$2	$—	$—	$129

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2018
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,935	$591	$98	$120	$7	$38	$26	$—	$2,815
Other revenues from operations	—	—	144	—	—	22	—	—	—	166
Net (loss) gain from investment activities	(549)	—	—	—	—	—	—	—	35	(514)
Interest and dividend income	27	—	—	1	—	5	—	1	2	36
Gain (loss) on disposition of assets, net	—	—	—	—	—	67	—	(2)	—	65
Other income (loss), net	—	3	(2)	(2)	1	—	—	2	(1)	1
	(522)	1,938	733	97	121	101	38	27	36	2,569
Expenses:
Cost of goods sold	—	1,751	372	77	115	6	33	18	—	2,372
Other expenses from operations	—	—	124	—	—	14	—	—	—	138
Selling, general and administrative	4	31	253	14	5	2	8	6	6	329
Restructuring, net	—	4	4	10	—	—	(1)	—	—	17
Interest expense	6	26	4	5	—	—	—	—	84	125
	10	1,812	757	106	120	22	40	24	90	2,981
(Loss) income from continuing operations before income tax (expense) benefit	(532)	126	(24)	(9)	1	79	(2)	3	(54)	(412)
Income tax (expense) benefit	—	(28)	11	(2)	—	(6)	—	—	103	78
Net (loss) income from continuing operations	(532)	98	(13)	(11)	1	73	(2)	3	49	(334)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(326)	40	—	(2)	—	—	—	—	(1)	(289)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(206)	$58	$(13)	$(9)	$1	$73	$(2)	$3	$50	$(45)

Supplemental information:
Capital expenditures	$—	$25	$16	$6	$8	$2	$1	$9	$—	$67
Depreciation and amortization	$—	$83	$23	$6	$4	$5	$2	$2	$—	$125

	Nine Months Ended September 30, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$4,794	$1,736	$290	$270	$17	$134	$130	$—	$7,371
Other revenues from operations	—	—	445	—	—	59	—	—	—	504
Net loss from investment activities	(1,619)	—	—	—	—	—	—	—	(349)	(1,968)
Interest and dividend income	132	3	—	—	—	1	—	1	55	192
Gain (loss) on disposition of assets, net	—	5	(2)	—	1	—	—	252	—	256
Other (loss) income, net	(1)	10	12	(8)	—	2	—	(1)	2	16
	(1,488)	4,812	2,191	282	271	79	134	382	(292)	6,371
Expenses:
Cost of goods sold	—	4,229	1,190	230	269	14	115	51	—	6,098
Other expenses from operations	—	—	368	—	—	41	—	—	—	409
Selling, general and administrative	10	107	779	44	11	16	31	15	14	1,027
Restructuring, net	—	—	3	9	3	—	—	—	—	15
Impairment	—	—	—	1	—	—	—	—	—	1
Interest expense	66	80	15	12	1	—	1	4	264	443
	76	4,416	2,355	296	284	71	147	70	278	7,993
(Loss) income from continuing operations before income tax (expense) benefit	(1,564)	396	(164)	(14)	(13)	8	(13)	312	(570)	(1,622)
Income tax (expense) benefit	—	(98)	36	(2)	—	1	—	(1)	76	12
Net (loss) income from continuing operations	(1,564)	298	(128)	(16)	(13)	9	(13)	311	(494)	(1,610)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(779)	77	—	(3)	—	—	—	12	—	(693)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(785)	$221	$(128)	$(13)	$(13)	$9	$(13)	$299	$(494)	$(917)

Supplemental information:
Capital expenditures	$—	$85	$42	$12	$20	$18	$4	$14	$—	$195
Depreciation and amortization	$—	$265	$73	$19	$14	$13	$5	$—	$—	$389

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2018
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Railcar	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$5,386	$1,732	$299	$370	$14	$125	$72	$—	$—	$7,998
Other revenues from operations	—	—	426	—	—	65	—	—	—	—	491
Net gain from investment activities	233	—	—	—	—	—	—	—	—	95	328
Interest and dividend income	73	1	—	1	—	15	—	1	—	7	98
(Loss) gain on disposition of assets, net	—	(5)	—	—	—	67	—	(2)	5	—	65
Other (loss) income, net	(1)	6	(2)	(15)	1	—	1	7	—	(2)	(5)
	305	5,388	2,156	285	371	161	126	78	5	100	8,975
Expenses:
Cost of goods sold	—	4,914	1,116	234	349	11	108	54	—	—	6,786
Other expenses from operations	—	—	355	—	—	41	—	—	1	—	397
Selling, general and administrative	6	102	769	44	14	15	26	18	1	17	1,012
Restructuring, net	—	4	4	10	—	—	2	—	—	—	20
Impairment	—	—	3	—	—	—	—	—	—	—	3
Interest expense	33	80	12	12	—	1	—	2	—	251	391
	39	5,100	2,259	300	363	68	136	74	2	268	8,609
Income (loss) from continuing operations before income tax (expense) benefit	266	288	(103)	(15)	8	93	(10)	4	3	(168)	366
Income tax (expense) benefit	—	(52)	38	—	—	(6)	—	(2)	(2)	101	77
Net income (loss) from continuing operations	266	236	(65)	(15)	8	87	(10)	2	1	(67)	443
Less: net income (loss) from continuing operations attributable to non-controlling interests	154	93	—	(3)	—	—	—	(1)	—	(1)	242
Net income (loss) from continuing operations attributable to Icahn Enterprises	$112	$143	$(65)	$(12)	$8	$87	$(10)	$3	$1	$(66)	$201

Supplemental information:
Capital expenditures	$—	$68	$53	$17	$10	$9	$4	$32	$—	$—	$193
Depreciation and amortization	$—	$252	$72	$19	$13	$15	$6	$6	$—	$—	$383

Disaggregation of Revenue
In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for and Energy and Automotive segments below.
Energy
Disaggregated revenue for our Energy segment net sales is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Petroleum products	$1,533	$1,855	$4,476	$5,133
Nitrogen fertilizer products	89	80	318	253
	$1,622	$1,935	$4,794	$5,386

Automotive
Disaggregated revenue for our Automotive segment net sales and other revenues from operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Automotive services	$356	$341	$1,028	$992
Aftermarket parts sales	388	394	1,153	1,166
	$744	$735	$2,181	$2,158

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Condensed Balance Sheets
Icahn Enterprises’ condensed balance sheets by reporting segment are presented below. Icahn Enterprises Holdings’ condensed balance sheets are substantially the same, with immaterial differences relating to our Holding Company’s other assets, debt and equity attributable to Icahn Enterprises Holdings.

	September 30, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$9	$692	$48	$18	$3	$40	$3	$2,453	$3,266
Cash held at consolidated affiliated partnerships and restricted cash	600	—	—	1	1	2	—	9	613
Investments	8,718	82	117	—	—	15	—	505	9,437
Accounts receivable, net	—	181	158	84	41	4	32	—	500
Inventories, net	—	388	1,210	103	38	—	78	—	1,817
Property, plant and equipment, net	—	2,919	936	160	122	387	68	—	4,592
Goodwill and intangible assets, net	—	263	385	30	13	18	21	—	730
Other assets	1,155	222	696	124	21	33	21	30	2,302
Total assets	$10,482	$4,747	$3,550	$520	$239	$499	$223	$2,997	$23,257
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,500	$1,185	$1,305	$195	$65	$40	$55	$92	$4,437
Securities sold, not yet purchased, at fair value	223	—	—	—	—	—	—	—	223
Debt	—	1,195	403	269	10	2	19	5,551	7,449
Total liabilities	1,723	2,380	1,708	464	75	42	74	5,643	12,109

Equity attributable to Icahn Enterprises	4,283	1,342	1,842	42	164	457	149	(2,646)	5,633
Equity attributable to non-controlling interests	4,476	1,025	—	14	—	—	—	—	5,515
Total equity	8,759	2,367	1,842	56	164	457	149	(2,646)	11,148
Total liabilities and equity	$10,482	$4,747	$3,550	$520	$239	$499	$223	$2,997	$23,257

	December 31, 2018
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$5	$668	$43	$46	$20	$39	$1	$—	$1,834	$2,656
Cash held at consolidated affiliated partnerships and restricted cash	2,648	—	—	1	1	26	2	—	4	2,682
Investments	6,867	84	59	—	—	15	—	—	1,312	8,337
Accounts receivable, net	—	169	149	74	48	3	31	—	—	474
Inventories, net	—	380	1,203	93	39	—	64	—	—	1,779
Property, plant and equipment, net	—	3,027	941	169	115	367	69	—	—	4,688
Goodwill and intangible assets, net	—	278	412	32	2	24	—	—	—	748
Other assets	1,230	225	217	96	8	34	5	299	11	2,125
Total assets	$10,750	$4,831	$3,024	$511	$233	$508	$172	$299	$3,161	$23,489
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$181	$1,043	$905	$164	$56	$41	$35	$112	$178	$2,715
Securities sold, not yet purchased, at fair value	468	—	—	—	—	—	—	—	—	468
Debt	—	1,170	372	273	—	2	4	—	5,505	7,326
Total liabilities	649	2,213	1,277	437	56	43	39	112	5,683	10,509

Equity attributable to Icahn Enterprises	5,066	1,274	1,747	55	177	465	133	165	(2,522)	6,560
Equity attributable to non-controlling interests	5,035	1,344	—	19	—	—	—	22	—	6,420
Total equity	10,101	2,618	1,747	74	177	465	133	187	(2,522)	12,980
Total liabilities and equity	$10,750	$4,831	$3,024	$511	$233	$508	$172	$299	$3,161	$23,489

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Discontinued Operations.
Income from discontinued operations is summarized as follows:

	Three Months Ended September 30, 2018
	Federal-Mogul	Tropicana	ARI	Total
Revenues:
Net sales	$1,890	$—	$40	$1,930
Other revenues from operations	—	233	60	293
Interest and dividend income	1	—	—	1
Gain on disposition of assets, net	65	—	—	65
Other (loss) income, net	(4)	2	11	9
	1,952	235	111	2,298
Expenses:
Cost of goods sold	1,562	—	42	1,604
Other expenses from operations	—	105	36	141
Selling, general and administrative	185	78	11	274
Restructuring, net	15	—	—	15
Impairment	—	—	—	—
Interest expense	45	1	5	51
	1,807	184	94	2,085
Income from discontinued operations before income tax expense	145	51	17	213
Income tax expense	(28)	(5)	(4)	(37)
Income from discontinued operations	117	46	13	176
Less: income from discontinued operations attributable to non-controlling interests	1	7	5	13
Income from discontinued operations attributable to Icahn Enterprises	$116	$39	$8	$163

Supplemental information:
Capital expenditures	$88	$17	$57	$162
Depreciation and amortization	$—	$—	$15	$15

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2018
	Federal-Mogul	Tropicana	ARI	Total
Revenues:
Net sales	$5,993	$—	$194	$6,187
Other revenues from operations	—	679	169	848
Interest and dividend income	2	1	1	4
Gain on disposition of assets, net	65	—	—	65
Other income, net	5	1	13	19
	6,065	681	377	7,123
Expenses:
Cost of goods sold	4,999	—	184	5,183
Other expenses from operations	—	311	96	407
Selling, general and administrative	601	238	30	869
Restructuring, net	13	—	—	13
Impairment	2	—	4	6
Interest expense	137	4	16	157
	5,752	553	330	6,635
Income from discontinued operations before income tax expense	313	128	47	488
Income tax expense	(69)	(19)	(12)	(100)
Income from discontinued operations	244	109	35	388
Less: income from discontinued operations attributable to non-controlling interests	7	17	13	37
Income from discontinued operations attributable to Icahn Enterprises	$237	$92	$22	$351

Supplemental information:
Capital expenditures	$303	$58	$81	$442
Depreciation and amortization	$100	$19	$46	$165

14.	Income Taxes.
For the three months ended September 30, 2019, we recorded an income tax benefit of $26 million on pre-tax loss from continuing operations of $399 million compared to an income tax benefit of $78 million on pre-tax loss from continuing operations of $412 million for the three months ended September 30, 2018. Our effective income tax rate was 6.5% and 18.9% for the three months ended September 30, 2019 and 2018, respectively.
For the three months ended September 30, 2019, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership loss for which there was no tax benefit, as such loss is allocated to the partners.
For the three months ended September 30, 2018, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership loss for which there was no tax benefit, as such loss is allocated to the partners.
For the nine months ended September 30, 2019, we recorded an income tax benefit of $12 million on pre-tax loss from continuing operations of $1,622 million compared to an income tax benefit of $77 million on pre-tax income from continuing operations of $366 million for the nine months ended September 30, 2018. Our effective income tax rate was 0.7% and (21.0)% for the nine months ended September 30, 2019 and 2018, respectively.
For the nine months ended September 30, 2019, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership loss for which there was no tax benefit, as such loss is allocated to the partners.
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

15.	Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Translation Adjustments, Net of Tax	Post-Retirement Benefits and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2018	$(38)	$(47)	$(85)
Other comprehensive loss before reclassifications, net of tax	(4)	—	(4)
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	1	1
Other comprehensive (loss) income, net of tax	(4)	1	(3)
Elimination of stranded tax effects resulting from tax legislation	—	(6)	(6)
Balance, September 30, 2019	$(42)	$(52)	$(94)

16.	Other Income, Net.
Other income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Equity earnings from non-consolidated affiliates	$8	$2	$16	$5
Foreign currency transaction loss	(6)	(5)	(7)	—
Non-service pension and other post-retirement benefits expense	(1)	—	(2)	(8)
Gain on extinguishment of debt	2	—	2	—
Other	2	4	7	(2)
	$5	$1	$16	$(5)

17.	Commitments and Contingencies.
Environmental Matters
Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities were $34 million and $37 million as of September 30, 2019 and December 31, 2018, respectively, primarily within our Metals and Energy segments and which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.
On August 21, 2018, CVR Refining received a letter from the United States Department of Justice (the “DOJ”) on behalf of the Environmental Protection Agency (the “EPA”) and Kansas Department of Health and Environment (“KDHE”) alleging violations of the Clean Air Act and a 2012 Consent Decree between CVR Refining, the United States (on behalf of the EPA) and KDHE at CVR Energy’s Coffeyville refinery. In September 2018, CVR Refining executed a tolling agreement with the DOJ and KDHE extending time for negotiation regarding the agencies’ allegations through March 2019, which was extended in March 2019 through November 30, 2019. At this time CVR Energy cannot reasonably estimate the potential penalties, costs, fines or other expenditures that may result from this matter or any subsequent enforcement or litigation relating thereto and,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

therefore, CVR Energy cannot determine if the ultimate outcome of this matter will have a material impact on its financial position, results of operations or cash flows.
Renewable Fuel Standards
CVR Refining is subject to the Renewable Fuel Standard (“RFS”) of the EPA which requires refiners to either blend renewable fuels in with their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. CVR Refining is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market and may have to obtain waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS.
The net cost of RINs for the three months ended September 30, 2019 and 2018 was a benefit of $2 million and expense of $20 million, respectively, and expense of $31 million and $47 million for the nine months ended September 30, 2019 and 2018, respectively, which is included in cost of goods sold in the condensed consolidated statements of operations. Our Energy segment’s cost to comply with the RFS includes the purchased cost of RINs acquired, the impact of recognizing CVR Refining’s uncommitted biofuel blending obligation at fair value based on market prices at each reporting date and the valuation change of RINs acquired in excess of CVR Refining’s RFS obligation as of the reporting date.
Litigation
From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.
Energy
CVR Energy, CVR Refining and its general partner, Icahn Enterprises and certain other affiliates and individuals have each been named in nine lawsuits filed in the Court of Chancery of the State of Delaware by purported former unitholders of CVR Refining, on behalf of themselves and an alleged class of similarly situated unitholders (the “Call Option Lawsuits”). The Call Option Lawsuits primarily allege breach of contract, tortious interference and breach of the implied covenant of good faith and fair dealing and seek monetary damages and attorneys’ fees, among other remedies, relating to CVR Energy’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner. The Call Option Lawsuits have been consolidated in the Chancery Court and are in the earliest stages of litigation. CVR Energy believes the Call Option Lawsuits are without merit and intends to vigorously defend against them.
Other Matters
Pension Obligations
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 92.0% of Icahn Enterprises’ outstanding depositary units as of September 30, 2019. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by ACF. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the ACF plans have been met as of September 30, 2019. If the plans were voluntarily terminated, they would be underfunded by approximately $64 million as of September 30, 2019. These results are based on the most recent information provided by the plans’ actuary. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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
Starfire Holding Corporation (“Starfire”), which is 99.6% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group, including ACF. The Starfire indemnity provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.
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

18.	Supplemental Cash Flow Information.
Supplemental cash flow information from continuing operations consists of the following:

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash payments for interest, net of amounts capitalized	$400	$400
Cash payments (receipts) for income taxes, net of refunds	58	(4)

In addition to the above, Icahn Enterprises Holdings reduced its receivable from Icahn Enterprises in a non-cash distribution to limited partner in the amount of $32 million in the third quarter of 2019. This transaction is reported as a non-cash related party transaction with respect to Icahn Enterprises Holdings and is eliminated in consolidation with respect to Icahn Enterprises.

19.	Subsequent Events.
Icahn Enterprises
LP Unit Distribution
On October 31, 2019, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about December 20, 2019 to depositary unitholders of record at the close of business on November 15, 2019. Depositary unitholders will have until December 11, 2019 to make an election to receive either cash or additional depositary units; if a unitholder does not make an election, it will automatically be deemed to have elected to receive the distribution in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending December 18, 2019. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive depositary units. Any unitholders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2019 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 1, 2019.
Executive Overview
Introduction
Icahn Enterprises L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) is a limited partnership formed in Delaware on February 17, 1987. References to “we,” “our” or “us” herein include both Icahn Enterprises and Icahn Enterprises Holdings and their subsidiaries, unless the context otherwise requires.
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
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with our Holding Company. Our historical results also report the results of our Mining segment, until sold on August 1, 2019, and our Railcar segment through the date we sold our last remaining railcars on lease, which occurred in the third quarter of 2018.
Significant Transactions and Developments
On August 1, 2019, we closed on the previously announced sale of Ferrous Resources Ltd. (“Ferrous Resources”). Our proportionate share of the cash proceeds from the sale, net of adjustments, was $451 million. As a result of the sale of Ferrous Resources, our Mining segment recorded a pretax gain on disposition of assets of $252 million in the third quarter of 2019, subject to additional post-closing adjustments.
During the second quarter of 2019, Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) issued $1.250 billion in aggregate principal amount of 6.250% senior unsecured notes due 2026 (the “New 2026 Notes”). The proceeds from the New 2026 Notes, plus cash on hand, were used to repay in full our 6.000% senior unsecured notes due 2020, and to pay accrued interest, related fees and expenses, during the third quarter of 2019. During the third quarter of 2019, the Issuers issued $500 million in aggregate principal amount of 4.750% senior unsecured notes due 2024 (the “New 2024 Notes” and together with the New 2026 Notes, the “New Notes”).
On May 2, 2019, Icahn Enterprises announced the commencement of its “at-the-market” offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, for up to $400 million in aggregate sale proceeds. Refer to “Liquidity and Capital Resources,” below for further discussion.

Results of Operations
Consolidated Financial Results
Our operating businesses comprise consolidated subsidiaries which operate in various industries and are managed on a decentralized basis. In addition to our Investment segment’s revenues from investment transactions, revenues for our continuing operating businesses primarily consist of net sales of various products, services revenue, franchisor operations and leasing of real estate. Due to the structure and nature of our business, we primarily discuss the results of operations by individual reporting segment in order to better understand our consolidated operating performance. Certain other financial information is discussed on a consolidated basis following our segment discussion, including other revenues and expenses included in continuing operations as well as our results from discontinued operations. In addition to the summarized financial results below, refer to Note 12, “Segment Reporting,” to the condensed consolidated financial statements for a reconciliation of each of our reporting segment’s results of continuing operations to our consolidated results.
The comparability of our summarized consolidated financial results presented below is affected primarily by the performance of the Investment Funds (as defined below), our Holding Company’s realized and unrealized equity investment gains and losses and our gain on the sale of Ferrous Resources in the third quarter of 2019. Refer to our respective segment discussions and “Other Consolidated Results of Operations,” below for further discussion.

	Revenues		Net Income (Loss) From Continuing Operations		Net Income (Loss) From Continuing Operations Attributable to Icahn Enterprises
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
	(in millions)
Investment	$(649)	$(522)	$(681)	$(532)	$(342)	$(206)
Holding Company	61	36	14	49	14	50

Other Operating Segments:
Energy	1,625	1,938	92	98	79	58
Automotive	749	733	(48)	(13)	(48)	(13)
Food Packaging	92	97	(12)	(11)	(10)	(9)
Metals	82	121	(7)	1	(7)	1
Real Estate	29	101	4	73	4	73
Home Fashion	51	38	(5)	(2)	(5)	(2)
Mining	280	27	270	3	266	3
Other operating segments	2,908	3,055	294	149	279	111
Consolidated	$2,320	$2,569	$(373)	$(334)	$(49)	$(45)

	Revenues		Net Income (Loss) From Continuing Operations		Net Income (Loss) From Continuing Operations Attributable to Icahn Enterprises
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
	(in millions)
Investment	$(1,488)	$305	$(1,564)	$266	$(785)	$112
Holding Company	(292)	100	(494)	(67)	(494)	(66)

Other Operating Segments:
Energy	4,812	5,388	298	236	221	143
Automotive	2,191	2,156	(128)	(65)	(128)	(65)
Food Packaging	282	285	(16)	(15)	(13)	(12)
Metals	271	371	(13)	8	(13)	8
Real Estate	79	161	9	87	9	87
Home Fashion	134	126	(13)	(10)	(13)	(10)
Mining	382	78	311	2	299	3
Railcar	—	5	—	1	—	1
Other operating segments	8,151	8,570	448	244	362	155
Consolidated	$6,371	$8,975	$(1,610)	$443	$(917)	$201

Investment
We invest our proprietary capital through various private investment funds (“Investment Funds”). As of September 30, 2019 and December 31, 2018, we had investments with a fair market value of approximately $4.3 billion and $5.1 billion, respectively, in the Investment Funds. As of September 30, 2019 and December 31, 2018, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.5 billion and $5.0 billion, respectively.
Our Investment segment’s results of operations are reflected in net income (loss) in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company and by Mr. Icahn and his affiliates. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of September 30, 2019.
For the three months ended September 30, 2019 and 2018, our Investment Funds’ returns were (7.4)% and (6.3)%, respectively, and for the nine months ended September 30, 2019 and 2018, our Investment Funds’ returns were (15.6)% and 3.5%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses.

The following table sets forth the performance attribution for the Investment Funds’ returns.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Long positions	(5.2)%	1.1%	4.2%	9.9%
Short positions	(2.3)%	(7.6)%	(20.0)%	(7.2)%
Other	0.1%	0.2%	0.2%	0.8%
	(7.4)%	(6.3)%	(15.6)%	3.5%
The following table presents net (loss) income for our Investment segment for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Long positions	$(487)	$100	$393	$825
Short positions	(197)	(645)	(1,981)	(624)
Other	3	13	24	65
	$(681)	$(532)	$(1,564)	$266
Three Months Ended September 30, 2019 and 2018
For the three months ended September 30, 2019, the Investment Funds’ negative performance was driven by net losses in their long positions and, to a lesser extent, losses in their short positions. The negative performance of our Investment segment’s long positions was driven by losses from a consumer, cyclical sector investment, an Energy sector investment and a technology sector investment aggregating $441 million. The aggregate performance of investments with net losses across various other sectors accounted for an additional negative performance of our Investment segment’s long positions. Losses in long positions were offset in part by gains from a financial sector investment, a consumer, cyclical sector investment and a technology sector investment aggregating $377 million. The negative performance of our Investment segment’s short positions was driven by the negative performance of broad market hedges of $209 million offset in part by the aggregate performance of short positions with net gains across various sectors.
For the three months ended September 30, 2018, the Investment Funds’ negative performance was driven by net losses in their short positions, offset in part by net gains in their long positions. The negative performance of our Investment segment’s short positions was driven by the negative performance of broad market hedges of $588 million. The aggregate performance of investments with net losses across various other sectors accounted for the additional negative performance of our Investment segment’s short positions. The positive performance of our Investment segment’s long positions was driven by a technology sector investment and two energy sector investments with net gains aggregating $306 million. The aggregate performance of investments with net gains across various other sectors accounted for an additional positive performance of our Investment segment’s long positions. Gains in long positions were offset in part by losses from a consumer, cyclical sector investment and a basic material sector investment aggregating $278 million.
Nine Months Ended September 30, 2019 and 2018
For the nine months ended September 30, 2019, the Investment Funds’ negative performance was driven by net losses in their short positions offset in part by net gains in their long positions. The negative performance of our Investment segment’s short positions was driven by the negative performance of broad market hedges of approximately $1.9 billion and the aggregate performance of short positions with net losses across various sectors. The positive performance of our Investment segment’s long positions was driven by gains from a consumer, cyclical sector investment, a financial sector investment and two technology sector investments with gains aggregating $945 million. The aggregate performance of investments with net gains across various other sectors accounted for an additional positive performance of our Investment segment’s long positions. The positive performance of long positions was offset in part by losses from a consumer, non-cyclical sector investment and an energy sector investment with losses aggregating $851 million.
For the nine months ended September 30, 2018, the Investment Funds’ positive performance was driven by net gains in their long positions offset in part by net losses in their short positions. The positive performance of our Investment segment’s long positions was driven by gains from a consumer, non-cyclical sector investment and two energy sector investments with gains aggregating approximately $1.3 billion. The aggregate performance of investments with net gains across various other sectors accounted for an additional positive performance of our Investment segment’s long positions. Gains in long positions were offset in part by losses from a basic materials sector investment, a consumer, cyclical sector investment and a consumer, non-cyclical sector investment with losses aggregating $537 million. The negative performance of our Investment segment’s short positions was driven by the negative performance of broad market hedges of $650 million, offset in part by the aggregate performance of multiple short positions with net gains across various sectors.

Energy
Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 93% and 95% of our Energy segment’s net sales for the nine months ended September 30, 2019 and 2018, respectively.
The results of operations of the petroleum business are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into petroleum products, such as gasoline, diesel fuel and jet fuel, that are produced by a refinery (“refined products”). The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond our Energy segment’s control, including the supply of and demand for crude oil, as well as gasoline and other refined products. This supply and demand depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because the petroleum business applies first-in, first-out accounting to value its inventory, crude oil price movements may impact gross margin in the short-term fluctuations in the market price of inventory. The effect of changes in crude oil prices on the petroleum business’ results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.
In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard of the United States Environmental Protection Agency, which requires it to either blend “renewable fuels” with its transportation fuels or purchase renewable identification numbers (“RINs”), in lieu of blending. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Refer to Note 17, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of RINs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net sales	$1,622	$1,935	$4,794	$5,386
Cost of goods sold	1,440	1,751	4,229	4,914
Gross margin	$182	$184	$565	$472
Three Months Ended September 30, 2019 and 2018
Net sales for our Energy segment decreased by $313 million (16%) for the three months ended September 30, 2019 as compared to the comparable prior year period, primarily due to a decrease in our petroleum business’ net sales offset in part by an increase in our nitrogen fertilizer business’ net sales. Our petroleum business’ net sales decreased $322 million due to a decrease in sales of distillates as well as a decrease in gasoline sales, with higher volumes more than offset by unfavorable pricing conditions. Our nitrogen fertilizer business’ net sales increased $9 million primarily due to an increase in urea ammonium nitrate (“UAN”) sales due to favorable pricing and higher volumes.
Cost of goods sold for our Energy segment decreased by $311 million (18%) for the three months ended September 30, 2019 as compared to the comparable prior year period. The decrease was primarily due to our petroleum business as a result of lower cost of consumed crude oil due to a decrease in crude oil prices, a decrease in the net cost of RINs and higher derivative gains. Gross margin for our Energy segment decreased by $2 million for the three months ended September 30, 2019 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 11% and 10% for the three months ended September 30, 2019 and 2018, respectively. The increase in the gross margin as a percentage of net sales for our petroleum business was primarily due to a decrease in the net cost of RINs and higher derivative gains over the comparable periods. The increase in the gross margin as a percentage of net sales for our nitrogen fertilizer business was due to improved pricing for UAN and ammonia.
Nine Months Ended September 30, 2019 and 2018
Net sales for our Energy segment decreased by $592 million (11%) for the nine months ended September 30, 2019 as compared to the comparable prior year period, primarily due to a decrease in our petroleum business’ net sales offset in part by an increase in our nitrogen fertilizer business’ net sales. Our petroleum business’ net sales decreased $657 million due to a decrease in sales of gasoline as well as a decrease in distillates sales, with higher volumes more than offset by unfavorable pricing conditions. Our nitrogen fertilizer business’ net sales increased $65 million primarily due to an increase in UAN and ammonia sales due to favorable pricing and higher volumes.
Cost of goods sold for our Energy segment decreased by $685 million (14%) for the nine months ended September 30, 2019 as compared to the comparable prior year period. The decrease was primarily due to our petroleum business as a result of lower cost of consumed crude oil due to a decrease in crude oil prices and a decrease in the net cost of RINs, offset in part by lower derivative gains. Gross margin for our Energy segment increased by $93 million for the nine months ended September 30, 2019 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 12% and 9% for the nine months ended September 30, 2019 and 2018, respectively. The increase in the gross margin as a percentage of net sales for our petroleum business was primarily due to due to an increase in volumes with higher crack spreads and a decrease in the net cost of RINs, offset in part by lower derivative gains over the comparable periods. The increase in the gross margin as a percentage of net sales for our nitrogen fertilizer business was due to improved pricing for UAN and ammonia.

Automotive
Our Automotive segment’s results of operations are generally driven by the distribution and installation of automotive aftermarket parts and are affected by the relative strength of automotive part replacement trends, among other factors. Acquisitions in recent years within our Automotive segment provided operating synergies, expanded our market presence, strengthened our parts distribution channel and enhanced our Automotive segment’s ability to better service its customers. However, our automotive aftermarket parts business is in a highly competitive industry and is smaller than several of its competitors, who have greater financial resources and operational capabilities.
Our Automotive segment is in the process of implementing a multi-year transformation plan, which includes the integration and restructuring of the operations of its businesses. The transformation plan includes streamlining Icahn Automotive’s corporate and field support teams; facility closures, consolidations and conversions; inventory optimization actions; and the re-focusing of its automotive parts business on certain core markets. Costs to implement the transformation plan will include restructuring charges, which will be recorded when specific plans are approved and which may be significant. Our Automotive segment’s priorities include:

•	Positioning the service business to take advantage of opportunities in the do-it-for-me market and vehicle fleets;

•	Optimizing the value of the commercial parts distribution business in certain high-volume core markets;

•	Exiting the automotive parts distribution business in certain low volume, non-core markets;

•	Improving inventory management across Icahn Automotive’s parts and tire distribution network;

•	Select digital initiatives that support revenue growth;

•	Investment in customer experience initiatives such as enhanced customer loyalty programs and selective upgrades in facilities;

•	Investment in employees with focus on training and career development investments; and

•	Business process improvements, including investments in our supply chain and information technology capabilities.

The following table presents our Automotive segment’s operating revenue, cost of revenue and gross margin. Our Automotive segment’s results of operations also include automotive services labor. Automotive services labor revenues are included in other revenues from operations in our condensed consolidated statements of operations, however, the sale of any installed parts or materials related to automotive services are included in net sales. Therefore, we discuss the combined results of our automotive net sales and automotive services labor revenues below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net sales and other revenue from operations	$744	$735	$2,181	$2,158
Cost of goods sold and other expenses from operations	534	496	1,558	1,471
Gross margin	$210	$239	$623	$687
Three Months Ended September 30, 2019 and 2018
Net sales and other revenue from operations for our Automotive segment for the three months ended September 30, 2019 increased by $9 million (1%) as compared to the comparable prior year period. The increase was attributable to an increase in automotive services revenues of $15 million (4%), including $13 million (4%) on an organic basis, due to growing do-it-for-me and fleet businesses, offset in part by a decrease in aftermarket parts sales of $6 million (2%), primarily from store closures. On an organic basis, aftermarket parts sales decreased $4 million over the comparable period due to a decrease in retail sales of $13 million offset in part by an increase in commercial sales of $9 million, driven by increases in Pep Boys commercial programs.
Cost of goods sold and other expenses from operations for the three months ended September 30, 2019 increased by $38 million (8%) as compared to the comparable prior year period. The increase was due to higher sales volumes as well as a reduction in vendor support funds. Gross margin on net sales and other revenue from operations for the three months ended September 30, 2019 decreased by $29 million (12%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 28% and 33% for the three months ended September 30, 2019 and 2018, respectively. Our Automotive segment has experienced some margin rate contraction for its services and parts businesses due to the reduction in vendor support funds and other unfavorable margin adjustments, including from a shift in aftermarket parts sales from retail to commercial, as described above.
Nine Months Ended September 30, 2019 and 2018
Net sales and other revenue from operations for our Automotive segment for the nine months ended September 30, 2019 increased by $23 million (1%) as compared to the comparable prior year period. The increase was attributable to an increase in automotive services revenues of $36 million (4%), including $27 million (3%) on an organic basis, due to growing do-it-for-me and fleet businesses, offset in part by a decrease in aftermarket parts sales of $13 million (1)%, primarily from store closures. On an organic basis, aftermarket parts sales decreased $2 million over the comparable period due to a decrease in retail sales of $38 million offset in part by an increase in commercial sales of $36 million, driven by increases in Pep Boys commercial programs.
Cost of goods sold and other expenses from operations for the nine months ended September 30, 2019 increased by $87 million (6%) as compared to the comparable prior year period. The increase was due to higher sales volumes as well as a reduction in vendor support funds. Gross margin on net sales and other revenue from operations for the nine months ended September 30, 2019 decreased by $64 million (9%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and automotive services labor revenues was 29% and 32% for the nine months ended September 30, 2019 and 2018, respectively. Our Automotive segment has experienced some margin rate contraction for its services and parts businesses due to the reduction in vendor support funds and other unfavorable margin adjustments, including from a shift in aftermarket parts sales from retail to commercial, as described above.

Food Packaging
Our Food packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.
Three Months Ended September 30, 2019 and 2018
Net sales for the three months ended September 30, 2019 remained flat as compared to the comparable prior year period. Net sales increased $5 million due to price and product mix which was offset by the unfavorable effects of foreign exchange and lower sales volumes. Cost of goods sold for the three months ended September 30, 2019 increased by $3 million (4%) as compared to the comparable prior year period due to manufacturing results due to a business interruption and higher raw material costs. Gross margin as a percentage of net sales was 18% and 21% for the three months ended September 30, 2019 and 2018, respectively.
Nine Months Ended September 30, 2019 and 2018
Net sales for the nine months ended September 30, 2019 decreased by $9 million (3%) as compared to the comparable prior year period. The decrease was primarily due to the unfavorable effects of foreign exchange and price and product mix. Cost of goods sold for the nine months ended September 30, 2019 decreased by $4 million (2%) as compared to the comparable prior year period due to the favorable effects of foreign exchange offset in part by manufacturing results due to a business interruption. Gross margin as a percentage of net sales was 21% and 22% for the nine months ended September 30, 2019 and 2018, respectively.
Metals
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the United States and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Three Months Ended September 30, 2019 and 2018
Net sales for the three months ended September 30, 2019 decreased by $38 million (32%) compared to the comparable prior year period due to lower shipment volumes of ferrous and non-ferrous material and lower market selling prices for most grades of metal due to unfavorable market conditions and lower prices on non-ferrous residue resulting from uncertainty with the trade dispute with China.
Cost of goods sold for the three months ended September 30, 2019 decreased by $31 million (27%) compared to the comparable prior year period. The decrease was due to lower shipment volumes, as discussed above, and lower material costs due to lower market prices. Gross margin as a percentage of net sales was (2)% and 4% for the three months ended September 30, 2019 and 2018, respectively. The decrease was primarily due to lower selling prices.
Nine Months Ended September 30, 2019 and 2018
Net sales for the nine months ended September 30, 2019 decreased by $100 million (27%) compared to the comparable prior year period due to lower shipment volumes of ferrous and non-ferrous material and lower market selling prices for most grades of metal due to unfavorable market conditions and lower prices on non-ferrous residue resulting from uncertainty with the trade dispute with China.
Cost of goods sold for the nine months ended September 30, 2019 decreased by $80 million (23%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes, as discussed above, and lower material costs due to lower market prices. Gross margin as a percentage of net sales was 0% and 6% for the nine months ended September 30, 2019 and 2018, respectively. The decrease was primarily due to lower selling prices.
Real Estate
Real Estate revenues and expenses primarily include sales of residential units, results from club operations, rental income and expenses, including income from financing leases, and hotel, timeshare and casino operations. Sales of residential units are included in net sales in our condensed consolidated statements of operations. Results from club and rental operations, including financing lease income, and hotel, timeshare and casino operations are included in other revenues from operations in our condensed consolidated statements of operations. Revenue from our real estate operations for each of the three and nine months ended September 30, 2019 and 2018 were substantially derived from income from club and rental operations.

Home Fashion
Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.
Three Months Ended September 30, 2019 and 2018
Net sales for the three months ended September 30, 2019 increased by $13 million (34%) compared to the comparable prior year period due to higher sales volume attributable to a business acquired in the second quarter of 2019. Cost of goods sold for the three months ended September 30, 2019 increased $10 million (30%) compared to the comparable prior year period which was also attributable to the acquired business. Gross margin as a percentage of net sales was 16% and 13% for the three months ended September 30, 2019 and 2018, respectively. The increase is due to the business acquired having higher margins than the existing businesses.
Nine Months Ended September 30, 2019 and 2018
Net sales for the nine months ended September 30, 2019 increased by $9 million (7%) compared to the comparable prior year period due to higher sales volume attributable to a business acquired in the second quarter of 2019, offset in part by lower organic net sales of $5 million. Cost of goods sold for the nine months ended September 30, 2019 increased by $7 million (6%) compared to the comparable prior year period which was also attributable to the acquired business. Gross margin as a percentage of net sales was 14% and 14% for the nine months ended September 30, 2019 and 2018, respectively. Gross margin as a percentage of net sales increased due to better margins from the acquire business being offset by lower margins as a result of sales mix.
Mining
Our Mining segment’s performance was driven by global iron ore prices and demand for raw materials from Chinese steelmakers. Since acquiring Ferrous Resources Ltd. in 2015, our Mining segment has been concentrating on sales in its domestic market, Brazil. As disclosed above, we sold Ferrous Resources on August 1, 2019. Our Mining segment’s results of operations during 2019 are for the one-month and seven-month periods ended August 1, 2019 and therefore, is not comparative to the prior year periods. Iron ore price increases as well as volume increases have contributed to significant increases in net sales during 2019 compared to 2018.
Holding Company
Our Holding Company’s results of operations primarily reflect the interest expense on its senior unsecured notes for each of the three and nine months ended September 30, 2019 and 2018. In addition, our Holding Company has investment gains and losses from debt and equity investments. During the three and nine months ended September 30, 2019, net gains and losses from investment activities were primarily attributable to unrealized gains and losses from an equity investment offset in part by realized gains from an equity investment. During the three and nine months ended September 30, 2018, net gains from investment activities were primarily attributable to unrealized gains from an equity investment.

Other Consolidated Results of Operations
Gain on Disposition of Assets, Net
In August 2019, we sold Ferrous Resources, resulting in a pretax gain on disposition of assets of $252 million for the three and nine months ended September 30, 2019, subject to additional post-closing adjustments.
In August 2018, our Real Estate segment sold a commercial rental property, resulting in a pretax gain on disposition of assets of $67 million for the three and nine months ended September 30, 2018.
Selling, General and Administrative
Three Months Ended September 30, 2019 and 2018
Our consolidated selling, general and administrative during the three months ended September 30, 2019 increased by $23 million (7%) as compared the comparable prior year period primarily due to our Automotive segment which increased by $18 million due to higher occupancy costs for various locations and other general and administrative costs, offset in part by shared service center cost reductions. In addition, selling, general and administrative for our Energy segment increased by $5 million.
Nine Months Ended September 30, 2019 and 2018
Our consolidated selling, general and administrative during the nine months ended September 30, 2019 increased by $15 million (1%) as compared the comparable prior year period primarily due to our Automotive segment which increased by $10 million due to higher occupancy costs for various locations, offset in part by shared service center cost reductions. In addition, our Energy segment increased by $5 million.
Interest Expense
Three Months Ended September 30, 2019 and 2018
Our consolidated interest expense during the three months ended September 30, 2019 increased by $28 million (22%) as compared the comparable prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to an increase in average due to broker balances over the respective periods as well as higher interest expense at our Holding Company as a result of certain debt offerings in the second quarter of 2019.
Nine Months Ended September 30, 2019 and 2018
Our consolidated interest expense during the nine months ended September 30, 2019 increased by $52 million (13%) as compared the comparable prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to an increase in average due to broker balances over the respective periods as well as higher interest expense at our Holding Company as a result of certain debt offerings in the second quarter of 2019.
Income Tax Expense
Certain of our subsidiaries are partnerships not subject to taxation in our consolidated financial statements and certain other subsidiaries are corporations, or subsidiaries of corporations, subject to taxation in our consolidated financial statements. Therefore, our consolidated effective tax rate generally differs from the statutory federal tax rate. Refer to Note 14, “Income Taxes,” to the condensed consolidated financial statements for a discussion of income taxes.
Discontinued Operations
As discussed in Note 1, “Description of Business,” we operated discontinued operations previously included in our Automotive and Railcar segments and our former Gaming segment effective in 2018. The sales of each of these businesses closed in the fourth quarter of 2018. See Note 13, “Discontinued Operations,” for financial information with respect to each of our discontinued operating businesses.

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
As of September 30, 2019, our Holding Company had cash and cash equivalents of approximately $2.5 billion and total debt of approximately $5.6 billion. As of September 30, 2019, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.3 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

	September 30, 2019	December 31, 2018
	(in millions)
6.000% senior unsecured notes due 2020	$—	$1,702
5.875% senior unsecured notes due 2022	1,345	1,344
6.250% senior unsecured notes due 2022	1,212	1,213
6.750% senior unsecured notes due 2024	498	498
4.750% senior unsecured notes due 2024	498	—
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	—
	$5,551	$5,505
Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by the Issuers and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of senior unsecured notes are payable semi-annually.
During the second quarter of 2019, the Issuers issued $1.250 billion in aggregate principal amount of the New 2026 Notes. The proceeds from the New 2026 Notes, plus cash on hand, were used to repay in full our 6.000% senior unsecured notes due 2020, and to pay accrued interest and related fees and expenses, during the third quarter of 2019. During the third quarter of 2019, the Issuers issued $500 million in aggregate principal amount of the New 2024 Notes.
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
The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of September 30, 2019, except for the New 2024 Notes, are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.
As of September 30, 2019 and December 31, 2018, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of September 30, 2019, based on covenants in the indentures governing our senior unsecured notes, we are permitted to incur approximately $923 million of additional indebtedness.
2019 At-The-Market Offering
On May 2, 2019, Icahn Enterprises announced the commencement of its “at-the-market” offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, during the term of the program ending on March 31, 2021, for up to $400 million in aggregate sale proceeds. During 2019, Icahn Enterprises sold 487,223 depositary units pursuant to this agreement, resulting in gross proceeds of $34 million. No assurance can be made that any or all amounts will be sold during the term of the program.
LP Unit Distributions
On October 31, 2019, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unitholder and will be paid on or about December 20, 2019 to depositary unitholders of record at the close of business on November 15, 2019.

During the nine months ended September 30, 2019, we declared three quarterly distributions aggregating $6.00 per depositary unit. Mr. Icahn and his affiliates elected to receive their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 92.0% of Icahn Enterprises’ outstanding depositary units as of September 30, 2019. In connection with these distributions, aggregate cash distributions to all depositary unitholders was $81 million.
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
Subsequent Events
Subsequent to September 30, 2019, CVR Energy declared a quarterly dividend which we expect to result in an additional $57 million in dividends payable to us in the fourth quarter of 2019.
Investment Segment Liquidity
During the nine months ended September 30, 2019, affiliates of Mr. Icahn (excluding us and our subsidiaries) invested $220 million in the Investment Funds. In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.
Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of September 30, 2019, the Investment Funds’ had a net short notional exposure of 16%. The Investment Funds’ long exposure was 108% (106% long equity and 2% long credit) and its short exposure was 124% (117% short equity, 7% short credit and other). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at September 30, 2019.
Of the Investment Funds’ 108% long exposure, 100% was comprised of the fair value of its long positions (with certain adjustments) and 8% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds’ 124% short exposure, 2% was comprised of the fair value of our short positions and 122% was comprised of short broad market index swap derivative contracts and short credit default swap contracts.
With respect to both our long positions that are not notionalized (100% long exposure) and our short positions that are not notionalized (2% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our other short positions (122% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Other Segment Liquidity
Segment Cash and Cash Equivalents
Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Energy	$692	$668
Automotive	48	43
Food Packaging	18	46
Metals	3	20
Real Estate	40	39
Home Fashion	3	1
	$804	$817
Segment Borrowings and Availability
Segment debt consists of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Energy	$1,195	$1,170
Automotive	403	372
Food Packaging	269	273
Metals	10	—
Real Estate	2	2
Home Fashion	19	4
	$1,898	$1,821
Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of September 30, 2019, all of our subsidiaries were in compliance with all debt covenants.
Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

September 30, 2019
(in millions)
Energy	$441
Automotive	107
Food Packaging	7
Metals	36
Home Fashion	20
$611
The above outstanding debt and borrowing availability with respect to each of our continuing operating segments reflects third-party obligations.
Subsidiary Stock Repurchase Program
On October 23, 2019, the Board of Directors of CVR Energy approved a stock repurchase program which would enable it to repurchase up to $300 million of its common stock from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The stock repurchase program has a duration of four years, which may be terminated by the Board of Directors of CVR Energy at any time. Repurchases, if any, including the timing, price and amount, may be made at the discretion of CVR Energy management and CVR Energy is not obligated to make any repurchases.
Consolidated Cash Flows
Our Holding Company’s cash flows are generally driven by payments and proceeds associated with our senior unsecured debt obligations and payments and proceeds associated with equity transactions with Icahn Enterprises’ depositary unitholders. Additionally, our Holding Company’s cash flows include transactions with our Investment and other operating segments. Our Investment segment’s cash flows are primarily driven by investment transactions, which are included in net cash flows from operating activities due to the nature of its business, as well as contributions to and distributions from Mr. Icahn and his affiliates (including Icahn Enterprises and Icahn Enterprises Holdings), which are included in net cash flows from financing activities. Our other operating segments’ cash flows are driven by the activities and performance of each business as well as transactions with our Holding Company, as discussed below.
The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Operating Activities	Investing Activities	Financing Activities
	(in millions)
Holding Company	$(270)	$893	$1	$(298)	$(58)	$(73)
Investment	(2,264)	—	220	(244)	—	135

Other Operating Segments:
Energy	653	(73)	(556)	526	(74)	(232)
Automotive	(81)	(98)	184	(155)	(90)	239
Food Packaging	(11)	(12)	(4)	6	(17)	44
Metals	5	(31)	9	3	(10)	(1)
Real Estate	12	(18)	(17)	41	130	(27)
Home Fashion	(5)	(32)	38	3	(3)	(1)
Mining	93	(14)	4	6	(32)	30
Other operating segments	666	(278)	(342)	430	(96)	52
Discontinued operations	—	—	—	443	(393)	(117)
Total before eliminations	(1,868)	615	(121)	331	(547)	(3)
Eliminations	—	16	(16)	—	75	(75)
Consolidated	$(1,868)	$631	$(137)	$331	$(472)	$(78)
Eliminations
Eliminations in the table above relate to certain of our Holding Company’s transactions with our Investment and other operating segments. Our Holding Company’s net (investments in) distributions from the Investments Funds, when applicable, are included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our Investment segment. Similarly, our Holding Company’s net distributions from (investments in) our other operating segments are included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our other operating segments. In addition, during January 2019, our Holding Company sold its direct investment in CVR Refining to CVR Energy, which is included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our Energy segment.
Holding Company
Our Holding Company’s cash flows from operating activities for each of the nine months ended September 30, 2019 and 2018 were primarily attributable to our semi-annual interest payments on our senior unsecured notes. In addition, our Holding Company received interest income of $46 million and $6 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in interest income is due to the increase in our cash and cash equivalents over the respective periods as a result of the sale of businesses and investments as well as proceeds from issuances of senior unsecured notes.

Our Holding Company’s cash flows from investing activities for the nine months ended September 30, 2019 were primarily due to our sale of a certain equity investment for which we received cash of $458 million, the sale of Ferrous Resources for which we received $451 million, and the sale of our direct investment in CVR Refining to CVR Energy for $60 million. During the nine months ended September 30, 2019, we also received net dividends and distributions from our Energy and Real Estate segments aggregating $176 million and we had aggregate investments in our Automotive segment of $221 million and an investment in our Home Fashion segment of $31 million. Our Holding Company’s cash flows from investing activities for the nine months ended September 30, 2018 were due to an aggregate investment in our Automotive segment of $270 million, contributions to our Food Packaging segment in connection with Viskase’s rights offering of $44 million and other net contributions to our subsidiaries of $86 million, offset in part by redemptions from the Investment Funds of $145 million, dividends and distributions received from our Energy and Real Estate segments aggregating $166 million, dividends received from ARI of $14 million and $17 million received from the sale of additional railcars previously owned by ARL.
Our Holding Company’s cash flows from financing activities for the nine months ended September 30, 2019 included the issuances of additional senior unsecured notes and proceeds from our “at-the-market” offering, offset in part by the repayment of senior unsecured notes and related fees and expenses, as described above. In addition, for each of the nine months ended September 30, 2019 and 2018, our Holding Company made payments on our aggregate quarterly distributions of $83 million and $73 million, respectively (including $2 million for each period to our general partner in order maintain its ownership percentage in us).
Investment Segment
Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.
Our Investment segment’s cash flows from financing activities for the nine months ended September 30, 2019 and 2018 were attributable to Mr. Icahn and his affiliates’ (excluding us) investments in the Investment Funds of $220 million and $280 million, respectively. Our Investment segment’s cash flows from financing activities for the nine months ended September 30, 2018 were offset in part by redemptions paid to us of $145 million.
Other Operating Segments
Our other operating segments’ cash flows from continuing operating activities included net cash flows from operating activities before changes in operating assets and liabilities of $559 million and $575 million for the nine months ended September 30, 2019 and 2018, respectively, primarily attributable to our Energy segment. The change in cash flows from continuing operating activities for the nine months ended September 30, 2019 as compared to the comparable prior year period was primarily due to favorable changes in working capital attributable to our Energy and Automotive segments. For our Energy segment, working capital in 2018 was impacted by the reduction of our petroleum business’ renewable volume obligation. For our Automotive segment, working capital was impacted by inventory purchases and timing of other operating payments and receipts.
Our other operating segments’ cash flows from continuing investing activities were primarily due to capital expenditures, primarily within our Energy and Automotive segments. In addition, our other operating segments had net payments for the acquisitions of businesses of $52 million and $13 million, net of cash acquired, during the nine months ended September 30, 2019 and 2018, respectively, and we invested an additional $50 million in 767 Leasing LLC in 2019 compared to $25 million in 2018, which we account for in our Automotive segment.
Our other operating segments’ cash flows from continuing financing activities were primarily due to our Energy segment’s payments to acquire the remaining common units of CVR Refining not already owned by CVR Energy in 2019 for $301 million, including $60 million paid to our Holding Company for our direct ownership in CVR Refining. In addition, our other operating segments also had net contributions from our Holding Company of $76 million and $178 million for the nine months ended September 30, 2019 and 2018, respectively, as described above. For the nine months ended September 30, 2019 and 2018, our Energy segment had distributions to non-controlling interests of $90 million and $95 million, respectively, and in 2018, our Food Packaging segment received $50 million in connection with a rights offering, of which $44 million represented a contribution from our Holding Company and $6 million was from non-controlling interests.
Discontinued Operations
Our cash flows from operating activities from discontinued operations for the nine months ended September 30, 2018 was comprised of $225 million provided by Federal-Mogul, $91 million provided by ARI and $127 million provided by our former Gaming segment, primarily due to net cash flows from operating activities before changes in operating assets and liabilities. Cash flows provided by operating activities from discontinued operations was net of cash payments for interest of $126 million for Federal-Mogul, $16 million for ARI and $4 million for our former Gaming segment for the nine months ended

September 30, 2018. In addition, our former Gaming segment had net cash flows provided by operating activities of $7 million from transactions with our Holding Company.
Our cash flows from investing activities from discontinued operations for the nine months ended September 30, 2018 was comprised of $263 million used by Federal-Mogul, $75 million used by ARI and $55 million used by our former Gaming segment, primarily due to capital expenditures.
Our cash flows from financing activities from discontinued operations for the nine months ended September 30, 2018 was primarily due to net debt transactions. In addition, Federal-Mogul had $5 million in distributions to non-controlling interests, ARI had $9 million in dividends to non-controlling interests and ARI also had $14 million in dividends paid to us. During the nine months ended September 30, 2018, Federal-Mogul also received $56 million from us in connection with a certain litigation reserve.
Consolidated Capital Expenditures
There have been no significant changes to our capital expenditures during the nine months ended September 30, 2019 as compared to the estimated capital expenditures for 2019 as reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Except for the adoption of FASB ASC Topic 842, discussed above, there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2019 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recently Issued Accounting Standards
Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements for a discussion of recent accounting pronouncements applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Except as discussed below, information about our quantitative and qualitative disclosures about market risk did not differ materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Market Risk
Our predominant exposure to market risk is related to our Investment segment and the sensitivities to movements in the fair value of the Investment Funds’ investments.
Investment
The fair value of the financial assets and liabilities of the Investment Funds primarily fluctuates in response to changes in the value of securities. The net effect of these fair value changes impacts the net gains from investment activities in our condensed consolidated statements of operations. The Investment Funds’ risk is regularly evaluated and is managed on a position basis as well as on a portfolio basis. Senior members of our investment team meet on a regular basis to assess and review certain risks, including concentration risk, correlation risk and credit risk for significant positions. Certain risk metrics and other analytical tools are used in the normal course of business by the Investment segment.
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of September 30, 2019, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $872 million, $22 million and $1.4 billion, respectively. However, as of September 30, 2019, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 49% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 51% of the change in fair value.

Item 4. Controls and Procedures.
As of September 30, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and Icahn Enterprises Holdings’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
There were no material changes to our risk factors during the nine months ended September 30, 2019 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 5. Other Information.
Our chief accounting officer, Peter Reck, has informed us that his employment with the company will end on or before March 31, 2020. Ted Papapostolou, our director of accounting, will replace Peter Reck as our chief accounting officer upon his departure from the company.
Ted Papapostolou has served as the Director of Accounting of Icahn Enterprises since January 2013. Mr. Papapostolou served in various progressive accounting positions at Icahn Enterprises from March 2007 to January 2013. Previously, Mr. Papapostolou worked at Grant Thornton LLP in their audit practice. Mr. Papapostolou received his M.B.A from The Peter J. Tobin College of Business at Saint John’s University and his B.B.A from Frank G. Zarb School of Business at Hofstra University.
There are no arrangements or understandings between Mr. Papapostolou and any other persons pursuant to which he was selected as chief accounting officer and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL in Exhibit 101).

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

Date: November 5, 2019

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Peter Reck
Peter Reck, Chief Accounting Officer

Date: November 5, 2019