Form 10-K
period 2019-12-31
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2020-02-28
CIK 813762, 1034563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
Icahn Enterprises L.P. Yes ☐ No ☒    Icahn Enterprises Holdings L.P. Yes ☐ No ☒
The aggregate market value of Icahn Enterprises’ depositary units held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of depositary units on the Nasdaq Global Select Market on such date was $1,174 million. As of February 28, 2020, there were 214,078,558 of Icahn Enterprises’ depositary units outstanding.

ICAHN ENTERPRISES L.P.
ICAHN ENTERPRISES HOLDINGS L.P.

i

EXPLANATORY NOTE

This Annual Report on Form 10-K (this “Report”) is a joint report being filed by Icahn Enterprises L.P. and Icahn Enterprises Holdings L.P. Each registrant hereto is filing on its own behalf all of the information contained in this Report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

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
Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Item 7 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this Report, including under the caption “Risk Factors,” under Item 1A of this Report. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I

Item 1. Business.
Business Overview
Icahn Enterprises L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) is a limited partnership formed in Delaware on February 17, 1987. Icahn Enterprises and Icahn Enterprises Holdings are headquartered in New York, NY. Effective March 2020, Icahn Enterprises and Icahn Enterprises Holdings will be headquartered in Sunny Isle Beach, FL and will no longer have offices in New York, NY. References to “we,” “our” or “us” herein include both Icahn Enterprises and Icahn Enterprises Holdings and their subsidiaries, unless the context otherwise requires.
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2019. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. Mr. Icahn and his affiliates owned approximately 92.0% of Icahn Enterprises’ outstanding depositary units as of February 28, 2020.
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
We are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate and Home Fashion. In addition, as discussed further below, prior to August 2019, we operated a Mining segment and prior to September 2018, we operated a Railcar segment.
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
Today, we are a diversified holding company owning subsidiaries engaged in seven diversified reporting segments. As of December 31, 2019, through our Investment segment, we have significant positions in various investments, which include Herbalife Ltd. (HLF), Caesars Entertainment Corporation (CZR), HP Inc. (HPQ), Cheniere Energy Inc. (LNG), Occidental Petroleum Corporation (OXY), Xerox Corporation (XRX), Newell Brands, Inc. (NWL), Hertz Global Holdings, Inc. (HTZ) and Cloudera, Inc. (CLDR).
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
Unlike the individual investor, we have the wherewithal to purchase companies that we feel we can operate more effectively than incumbent management. In addition, through our Investment segment, we are in a position to pursue our activist strategy by purchasing stock or debt positions and trying to promulgate change through a variety of activist approaches, ranging from speaking and negotiating with Boards of Directors and Chief Executive Officers (“CEOs”) to proxy fights, tender offers and acquiring control. We work diligently to enhance value for all shareholders and we believe that the best way to do this is to make underperforming management teams and Boards of Directors accountable or to replace them.
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
Drive Accountability and Financial Discipline in the Management of our Business.  Our CEO is accountable directly to our Board of Directors of our general partner, including the Chairman, Carl C. Icahn, and has day-to-day responsibility, in consultation with our Chairman, for general oversight of our business segments. We continually evaluate our operating subsidiaries with a view towards maximizing value and cost efficiencies, bringing an owner’s perspective to our operating businesses. In each of these businesses, we assemble senior management teams with the expertise to run their businesses and boards of directors to oversee the management of those businesses. Each management team is responsible for the day-to-day operations of its businesses and directly accountable to its board of directors.
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
Business Description
Icahn Enterprises began as American Real Estate Partners L.P. in 1987 and currently operates a portfolio of seven diversified reporting segments. With the exception of our Investment segment, our operating segments primarily comprise independently operated businesses that we have obtained a controlling interest in through execution of our business strategy. Our Investment segment derives revenues from gains and losses from investment transactions. Our other operating segments derive revenues principally from net sales of various products, primarily within our Energy and Automotive segments, which together accounted for the significant majority of our consolidated net sales for each of the three years in the period ended December 31, 2019. Our other operating segments’ revenues are also derived through various other revenue streams which primarily consists of automotive services and real estate leasing operations. The majority of our consolidated revenues are derived from customers in the United States. Our Food Packaging segment, and prior to August 2019, our Mining segment, accounted for the majority of our consolidated revenues derived from customers outside the United States.
Investment
Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. We and certain of Mr. Icahn’s wholly-owned affiliates are the sole investors in the Investment Funds. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors.
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
The Investment Funds are often act as activist investors ready to take the steps necessary to seek to unlock value, including through tender offers, proxy contests and demands for management accountability. The Investment Funds may employ a number of strategies and are permitted to invest across a variety of industries and types of securities, including long and short equities, long and short bonds, bank debt and other corporate obligations, options, swaps and other derivative instruments thereof, risk arbitrage and capital structure arbitrage and other special situations. The Investment Funds invest a material portion of their capital in publicly traded equity and debt securities of companies that they believe to be undervalued by the marketplace. The Investment Funds often take significant positions in the companies in which they invest.
Income
Our Investment segment’s income or loss is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Funds allocated to the Investment Funds are based on the net contributions and redemptions by our Holding Company and by Mr. Icahn and his affiliates.
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
Energy
We conduct our Energy segment through our majority owned subsidiary, CVR Energy. CVR Energy is headquartered in Sugar Land, Texas. We acquired a controlling interest in CVR Energy in 2012 through a cash tender offer for outstanding shares of CVR Energy common stock. CVR Energy is a reporting company under the Securities Exchange Act of 1934, as amended, and files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) that are publicly available.
CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of ammonia and urea ammonium nitrate (“UAN”). CVR Energy has a general partner interest in each of CVR Refining and CVR Partners. In addition, CVR Energy is the sole limited partner of CVR Refining and owns 34.4% of the outstanding common units of CVR Partners as of December 31, 2019.
As of December 31, 2019, we owned approximately 70.8% of the total outstanding common stock of CVR Energy.
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
Our Energy segment’s net sales for the years ended December 31, 2019, 2018 and 2017 represented approximately 65%, 67% and 64%, respectively, of our consolidated net sales, primarily from the sale of its petroleum products.
Products, Raw Materials and Supply
CVR Refining has the capability to process a variety of crude oil blends. CVR Refining’s oil refineries in Coffeyville, Kansas and Wynnewood, Oklahoma have a combined capacity of 206,500 barrels per day. In addition to the use of third-party pipelines for the supply of crude oil, CVR Refining has an extensive gathering system consisting of logistics assets that are owned, leased or part of a joint venture operation. Petroleum refining product yield includes gasoline, diesel fuel, pet coke and other refined products such as natural gas liquids, asphalt and jet fuel among other products.
CVR Partners produces and distributes nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops. The principal products are UAN and ammonia. CVR Partners’ Coffeyville, Kansas facility uses pet coke to produce nitrogen fertilizer and is supplied primarily by its adjacent crude oil refinery pursuant to a renewable long-term agreement with CVR Refining. Historically, the Coffeyville nitrogen fertilizer plant has obtained the remainder of its pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. CVR Partners’ East Dubuque, Illinois facility uses natural gas to produce nitrogen fertilizer. The East Dubuque facility is able to purchase natural gas at competitive prices due to its connection to the Norther Natural Gas interstate pipeline system, which is within one mile of the facility, and the ANR Pipeline Company pipeline.
Customers, Marketing and Distribution
Customers for CVR Refining’s products primarily include retailers, railroads, and farm cooperatives and other refiners/marketers in Group 3 of the PADD II region because of their relative proximity to the refineries and pipeline access. CVR Refining sells bulk products to long-standing customers at spot market prices based on a Group 3 basis differential to prices quoted on the New York Mercantile Exchange, which are reported by industry market-related indices such as Platts and Oil Price Information Service. CVR Refining’s rack sales are at posted prices that are influenced by competitor pricing and Group 3 spot market differentials. Additionally, CVR Refining supplies jet fuel to the U.S. Department of Defense. For the year ended December 31, 2019, two customers accounted for 25% of CVR Refining’s net sales.
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
Competition
CVR Energy’s petroleum business competes primarily on the basis of price, reliability of supply, availability of multiple grades of products and location. The principal competitive factors affecting its refining operations are cost of crude oil and other feedstocks, refinery complexity, refinery efficiency, refinery product mix and product distribution and transportation costs. The location of refineries provides the petroleum business with a reliable supply of crude oil and a transportation cost advantage over its competitors. The petroleum business primarily competes against five refineries operated in the mid-continent region. In addition to these refineries, the refineries compete against trading companies, as well as other refineries located outside the region that are linked to the mid-continent market through an extensive product pipeline system. These competitors include refineries located near the Gulf Coast, the Great Lakes and the Texas panhandle regions.
The nitrogen fertilizer business has experienced, and CVR Partners expects to continue to meet, significant levels of competition from current and potential competitors, many of whom have significantly greater financial and other resources. Competition in the nitrogen fertilizer industry is dominated by price considerations. However, during the spring and fall application seasons, farming activities intensify and delivery capacity is a significant competitive factor. Domestic competition is intense due to customers’ sophisticated buying tendencies and competitor strategies that focus on cost and service. The nitrogen fertilizer business also encounters competition from producers of fertilizer products manufactured in foreign countries. In certain cases, foreign producers of fertilizer who export to the United States may be subsidized by their respective governments.
Environmental Regulations
CVR Energy’s petroleum and nitrogen fertilizer businesses are subject to extensive and frequently changing federal, state and local, environmental, health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, and the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline, diesel fuels, UAN and ammonia. These laws and regulations, their underlying regulatory requirements, and the enforcement thereof, impact the petroleum business and operations and the nitrogen fertilizer business and operations by imposing:
•restrictions on operations or the need to install enhanced or additional controls;
•liability for the investigation and remediation of contaminated soil and groundwater at current and former facilities (if any) and for off-site waste disposal locations; and
•specifications for the products marketed by the petroleum business and the nitrogen fertilizer business, primarily gasoline, diesel fuel, UAN and ammonia.
CVR Energy’s operations require numerous permits, licenses and authorizations. Failure to comply with these permits or environmental laws and regulations could result in fines, penalties or other sanctions or a revocation of CVR Energy’s permits. In addition, the laws and regulations to which CVR Energy is subject to are often evolving and many of them have become more stringent or have become subject to more stringent interpretation or enforcement by federal or state agencies. These laws and regulations could result in increased capital, operating and compliance costs.
CVR Energy’s businesses are also subject to, or impacted by, various other environmental laws and regulations such as the federal Clean Air Act, the federal Clean Water Act, release reporting requirements relating to the release of hazardous substances into the environment, certain fuel regulations, renewable fuel standards, as discussed below, and various other laws and regulations.
Renewable Fuel Standards
CVR Refining is subject to the renewable fuel standards which requires refiners to either blend “renewable fuels” with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers, in lieu of blending. See Item 1A, “Risk Factors” and Note 18, “Commitments and Contingencies,” to the consolidated financial statements for further discussion.

Health, Safety and Security Matters
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
CVR Energy operates a comprehensive safety, health and security program, with participation by employees at all levels of the organization. They have developed comprehensive safety programs aimed at preventing OSHA recordable incidents. Despite CVR Energy’s efforts to achieve excellence in its safety and health performance, there can be no assurances that there will not be accidents resulting in injuries or even fatalities. CVR Energy routinely audits its programs and considers improvements in its management systems.
Automotive
We conduct our Automotive segment through our wholly owned subsidiary, Icahn Automotive Group LLC (“Icahn Automotive”). Icahn Automotive is headquartered in Kennesaw, Georgia.
Icahn Automotive was formed by us to invest in and operate businesses involved in automotive repair and maintenance services (“automotive services”) as well as the distribution and sale of automotive aftermarket parts and accessories to end-user do-it-yourself customers, wholesale distributors, and professional auto mechanics (“aftermarket parts”). Icahn Automotive acquired IEH Auto Parts Holding LLC in 2015, The Pep Boys - Manny, Moe & Jack in 2016, the franchise businesses of Precision Tune Auto Care and American Driveline Systems, the franchisor of AAMCO and Cottman Transmission service centers, in 2017, and various other businesses in recent years.
Icahn Automotive’s automotive services and aftermarket parts businesses serve different customer channels and have distinct strategies, opportunities and requirements. As a result, the board of directors of Icahn Automotive has approved the separation of its aftermarket parts and automotive services businesses into two independent operating companies, each with its own Chief Executive Officer and management teams, and both of which are supported by a central shared service group. Our Automotive segment also includes our separate equity method investment in 767 Auto Leasing LLC (“767 Leasing”), a joint venture created by us to purchase vehicles for lease. Although 767 Leasing is separate from Icahn Automotive, we include it as a component of our Automotive segment due to the nature of the joint venture activities.
Our Automotive segment’s net sales for the years ended December 31, 2019, 2018 and 2017 represented approximately 24%, 22% and 24%, respectively, of our consolidated net sales.
Products, Services and Customers
The automotive aftermarket industry is in the mature stage of its life cycle. Over the past decade, consumers have moved away from do-it-yourself (retail) toward do-it-for-me (services) due to increasing vehicle complexity and electronic content, as well as decreasing availability of diagnostic equipment and know-how. Consistent with this long-term trend, Icahn Automotive’s long-term strategy is to grow its commercial parts sales to automotive services businesses as well to grow its own automotive service business, while maintaining its retail parts customer bases by offering the newest and broadest product assortment in the automotive aftermarket. Icahn Automotive provides its customers with access to over two million replacement parts for domestic and imported vehicles through an extensive network of suppliers. Icahn Automotive seeks to provide (i) an extensive selection of product offerings, (ii) competitive pricing, (iii) exceptional in-store service experience and (iv) superior delivery to its customers.
Suppliers
Icahn Automotive purchases parts from manufacturers and other distributors for sale in the aftermarket. Purchases are made based on current inventory or operational needs and are fulfilled by suppliers within short periods of time. During 2019, Icahn Automotive’s ten largest suppliers accounted for approximately 46% of the merchandise purchased and two supplier accounted for more than 22% of the merchandise purchased. Icahn Automotive believes that the relationships that it has established with its suppliers are generally positive. In the past, Icahn Automotive has not experienced difficulty in obtaining satisfactory sources of supply and it believes that adequate alternative sources of supply exist, at similar cost, for the types of merchandise sold in its stores.
Competition
Icahn Automotive operates in a highly competitive environment. Icahn Automotive’s competitors for automotive service include national and regional chains, automotive dealerships, and local independent service providers. Its competitors for distribution and sales of auto parts and accessories include general, full range and discount retailers, national and regional auto parts retailers, and online retailers which carry automotive parts and accessories. Icahn Automotive believes that its operations in both do-it-for-me and do-it-yourself differentiates it from most of its competitors.

Food Packaging
We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is headquartered in Lombard, Illinois. We acquired a controlling interest in Viskase in 2010 from affiliates of Mr. Icahn in a common control transaction. In January 2018, we increased our ownership in Viskase as a result of a rights offering and as of December 31, 2019, we owned approximately 78.6% of the total outstanding common stock of Viskase. Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. Approximately 69% of Viskase’s net sales during 2019 were derived from customers outside the United States.
Metals
We conduct our Metals segment through our wholly owned subsidiary, PSC Metals, LLC (“PSC Metals”). PSC Metals is headquartered in Mayfield Heights, Ohio. We acquired PSC Metals in 2007 from affiliates of Mr. Icahn in a common control transaction. PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers.
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
Home Fashion
We conduct our Home Fashion segment through our wholly owned subsidiary, WestPoint Home LLC (“WPH”). WPH is headquartered in New York, New York. We acquired a controlling interest in WPH out of bankruptcy in 2005 and became sole owner of WPH in 2011. WPH’s business consists of manufacturing, sourcing, marketing, distributing and selling home fashion consumer products.
Mining
We conducted our Mining segment through our majority owned subsidiary, Ferrous Resources Ltd (“Ferrous Resources”). We acquired a controlling interest in Ferrous Resources in 2015 through a cash tender offer for outstanding shares of Ferrous Resources common stock.
On August 1, 2019, we closed on the sale of Ferrous Resources. As a result, we no longer operate an active Mining segment.
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
On June 1, 2017 we sold ARL along with a majority of its railcar lease fleet. We sold the remaining railcars previously owned by ARL throughout the remainder of 2017 and the first nine months of 2018. As a result, we no longer operate an active Railcar segment.
Discontinued Operations
In addition to certain dispositions described above, the following businesses were sold in 2018 and reclassified as discontinued operations.
Federal-Mogul LLC
Federal-Mogul LLC (“Federal-Mogul”) is a diversified, global supplier of automotive products to a variety of end markets. Federal-Mogul was previously reported within our Automotive segment prior to its reclassification as discontinued operations in the second quarter of 2018. In January 2017, we increased our ownership in Federal-Mogul to 100%. In February 2017,

Federal-Mogul was converted from a Delaware corporation to a Delaware limited liability company. Prior to this, Federal-Mogul was a majority owned subsidiary of ours with publicly traded common stock. In April 2018, we entered into an agreement to sell Federal-Mogul to Tenneco Inc. (“Tenneco”). On October 1, 2018, we closed on the sale of Federal-Mogul to Tenneco for cash and shares of Tenneco common stock, which includes a 9.9% voting interest in Tenneco in addition to a non-voting interest in Tenneco.
Tropicana Entertainment, Inc.
Tropicana Entertainment, Inc. (“Tropicana”) is an owner and operator of regional casino and entertainment properties. Tropicana was previously reported within our former Gaming segment prior to its reclassification as discontinued operations in the second quarter of 2018. During August 2017, we increased our ownership in Tropicana from 72.5% to 83.9% through a tender offer for additional shares of Tropicana common stock not already owned by us. Tropicana was a majority owned subsidiary of ours with publicly traded common stock. In April 2018, we entered into an agreement to sell Tropicana’s real estate to Gaming and Leisure Properties, Inc. and to merge Tropicana’s gaming and hotel operations into Eldorado Resorts, Inc. The transaction did not include Tropicana’s Aruba assets. On October 1, 2018, we closed on the Tropicana transaction.
American Railcar Industries, Inc.
American Railcar Industries, Inc. (“ARI”) is a prominent North American designer and manufacturer of hopper and tank railcars that provides its railcar customers with integrated solutions through a comprehensive set of high-quality products and related services through its railcar manufacturing, railcar leasing and railcar repair operations. ARI was previously reported within our Railcar segment prior to its reclassification as discontinued operations in the fourth quarter of 2018. ARI was a majority owned subsidiary of ours with publicly traded common stock. In October 2018, we entered into an agreement to sell ARI to ITE Rail Fund L.P. On December 5, 2018, we closed on the sale of ARI.
Holding Company
We seek to invest our available cash and cash equivalents in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses. As of December 31, 2019, we had investments with a fair market value of approximately $4.3 billion in the Investment Funds. In addition, as of December 31, 2019, our Holding Company had various other investments, primarily equity investments, with a fair market value of $522 million.
Employees
We have an aggregate of 33 employees at our Holding Company and Investment segment. Our other reporting segments employ an aggregate of approximately 28,000 employees, of which approximately 74% are employed within our Automotive segment and less than 10% at each of our other segments. Approximately 14% of our employees are employed internationally, primarily within our Food Packaging and Home Fashion segments.
Available Information
Icahn Enterprises maintains a website at www.ielp.com. We provide access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge through this website as soon as reasonably practicable after such material is electronically filed with the SEC. Paper copies of annual and periodic reports filed with the SEC may be obtained free of charge upon written request by contacting our headquarters at the address located on the front cover of this report or under Investor Relations on our website. In addition, our corporate governance guidelines, including Code of Ethics and Business Conduct and Audit Committee Charter, are available on our website (under Corporate Governance) and are available in print without charge to any stockholder requesting them. You may obtain and copy any document we furnish or file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, information statements, and other information regarding issuers like us who file electronically with the SEC. The SEC’s website is located at www.sec.gov.

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
Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises and Icahn Enterprises Holdings, and approximately 92.0% of Icahn Enterprises’ outstanding depositary units as of December 31, 2019, and, as a result, has the ability to influence many aspects of our operations and affairs.
Mr. Icahn’s estate has been designed to assure the stability and continuation of Icahn Enterprises with no need to monetize his interests for estate tax or other purposes. In the event of Mr. Icahn’s death, control of Mr. Icahn’s interests in Icahn Enterprises and its general partner will be placed in charitable and other trusts under the control of senior Icahn Enterprises’ executives and Icahn family members. However, there can be no assurance that such planning will be effective.
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
Because we are a holding company and a significant portion of our assets may, from time to time, consist of investments in companies in which we own less than a 50% interest, we run the risk of inadvertently becoming an investment company that is required to register under the Investment Company Act. Events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in our inadvertently becoming an investment company that is required to register under the Investment Company Act. Our recent sales of businesses, including Federal-Mogul, Tropicana and ARI, did not result in our being considered an investment company. However, additional transactions involving the sale of certain assets could result in our being considered an investment company. Following such events or transactions, an exemption under the Investment Company Act would provide us up to one year to take steps to avoid becoming classified as an investment company. We expect to take steps to avoid becoming classified as an investment company, but no assurance can be made that we will successfully be able to take the steps necessary to avoid becoming classified as an investment company.
If we are unsuccessful, then we will be required to register as a registered investment company and will be subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we currently operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies. In addition, if we become required to register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes and would be subject to the tax consequences described below under the caption, “We may become taxable as a corporation if we are no longer treated as a partnership for federal income tax purposes.”
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

We may become taxable as a corporation if we are no longer treated as a partnership for U.S. federal income tax purposes.
We believe that we have been and are properly treated as a partnership for U.S. federal income tax purposes. This allows us to pass through our income and deductions to our partners. However, the Internal Revenue Service (“IRS”)could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code, as amended. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, oil and gas revenues, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was “qualifying” income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute “qualifying” income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. If less than 90% of our gross income constitutes “qualifying” income, we may be subject to corporate tax on our net income plus possible state taxes. Further, if less than 90% of our gross income constituted “qualifying” income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we become required to register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes. The cost of paying federal and possibly state income tax, either for past years or going forward could be a significant liability and would reduce our funds available to make distributions to holders of units, and to make interest and principal payments on our debt securities. To meet the “qualifying” income test, we may structure transactions in a manner which is less advantageous than if this were not a consideration, or we may avoid otherwise economically desirable transactions.
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
Because we are treated as a partnership for income tax purposes, unitholders generally are required to pay U.S. federal income tax, and, in some cases, state or local income tax, on the portion of our taxable income allocated to them, whether or not such income is distributed. Accordingly, it is possible that holders of depositary units may not receive cash distributions from us equal to their share of our taxable income, or even equal to their tax liability on the portion of our income allocated to them.
Tax gain or loss on the disposition of our depositary units could be more or less than expected.
If our unitholders sell their units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those units. Prior distributions to our unitholders in excess of the total net taxable income our unitholders were allocated for a unit, which decreased their tax basis in that unit. As a result of the reduced basis, a unitholder will recognize a greater amount of income if the unit is later sold for an amount greater than such unit’s basis. A portion of the amount realized, whether or not representing gain, may be ordinary income to the selling unitholder due to potential recapture items. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, a unitholder who sells units may incur a tax liability in excess of the amount of cash received from the sale.
Tax-exempt entities may recognize unrelated business taxable income they receive from holding our units, and may face other unique issues specific to their U.S. federal income tax classification.
Investment in units by tax-exempt entities, such as individual retirement accounts (known as IRAs), pension plans, and non-U.S. persons raises issues unique to them. For example, some portion of our income allocated to organizations exempt from U.S. federal income tax, particularly income arising from our debt-financed transactions, will likely be unrelated business taxable income and will be taxable to them.
Non-U.S. persons face unique tax issues from owning units that may result in adverse tax consequences to them, including being subject to withholding regimes and U.S. federal income tax on certain income they may earn from holding our units.
Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income.

In addition, under proposed Treasury regulations that are not currently applicable to us, the transferee of depositary units may be required to deduct and withhold a tax equal to 10% of the amount realized (or deemed realized) on the sale or exchange of such depositary units. The IRS had released a notice suspending the withholding requirements described above for shares of publicly traded partnerships, such as us, until such time as regulations or other guidance have been issued. In May 2019, however, the IRS issued proposed regulations (the “Proposed Regulations”) that would, if finalized, end the suspension of withholding rules with respect to the disposition of units in publicly traded partnerships by non-U.S. unitholders. Taxpayers are permitted to rely on the suspension provided by the earlier notice until finalized regulations are put into effect. We cannot predict when or if the IRS will finalize the Proposed Regulations or release other guidance or what the finalized regulations or other guidance will say. If the Proposed Regulations are finalized in their current form, the recipient of the units being transferred, or the broker through which such transfer is effected, generally will be required to withhold 10% of the amount realized by the transferring unitholder, unless the transferring unitholder provides the recipient unitholder (or the broker, as applicable) with either proper documentation proving that the transferring unitholder is not a nonresident alien individual or foreign corporation, or with certain other statements or certifications described in the Proposed Regulations that limit or relieve the recipient unitholder’s (or the broker’s, as applicable) withholding obligation. If the recipient unitholder (or the broker, as applicable) fails to properly withhold, then we generally would be obligated to deduct and withhold from distributions to the recipient unitholder a tax in an amount equal to the amount the transferring unitholder (or the broker, as applicable) failed to withhold (plus interest). If a potential unitholder is a tax-exempt entity or a non-U.S. person, it should consult its tax advisor before investing in our units.
Our unitholders likely will be subject to state and local taxes and return filing or withholding requirements in states in which they do not live as a result of investing in our units.
In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Our unitholders may be required to file state and local income tax returns and pay state and local income taxes in certain of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We own property and conduct business in Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Massachusetts, Missouri, Nebraska, Nevada, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island and Texas. It is each unitholder’s responsibility to file all federal, state and local tax returns. Our counsel has not rendered an opinion on the state and local tax consequences of an investment in our units.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units based upon the ownership of our units at the close of business on the last day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Treasury Department adopted final Treasury regulations that provide that publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the final regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge this method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, such unitholder would no longer be treated for U.S. federal income tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.
Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he or she may no longer be treated for U.S. federal income tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Our counsel has not rendered an opinion regarding the treatment of a unitholder where units are loaned to a short seller to cover a short sale of units; therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it (and some states) may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available to service debt or pay distributions to our unitholders, if and when resumed, could be substantially reduced.
With respect to tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any resulting taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we will have the option to seek to collect tax liability from our unitholders in accordance with their percentage interests during the year under audit, but there can be no assurance that we will elect to do so or be able to do so under all circumstances. If we do not collect such tax liability from our unitholders in accordance with their percentage interests in the tax year under audit, our net income and the available cash for quarterly distributions to current unitholders may be substantially reduced. Accordingly, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units during the tax year under audit. In particular, as a publicly traded partnership, our Partnership Representative (as defined below) may, in certain instances, request that any “imputed underpayment” resulting from an audit be adjusted by amounts of certain of our passive losses. If we successfully make such a request, we would have to reduce suspended passive loss carryovers in a manner which is binding on the partners.
We are required to and have designated a partner, or other person, with a substantial presence in the United States as the partnership representative (“Partnership Representative”). The Partnership Representative will have the sole authority to act on our behalf for purposes of, among other things, U.S. federal income tax audits and judicial review of administrative adjustments by the IRS. Any actions taken by us or by the Partnership Representative on our behalf with respect to, among other things, U.S. federal income tax audits and judicial review of administrative adjustments by the IRS, will be binding on us and our unitholders.
We may be subject to the pension liabilities of our affiliates.
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 92.0% of Icahn Enterprises’ outstanding depositary units as of December 31, 2019. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by ACF Industries LLC (“ACF”). All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the ACF plans have been met as of December 31, 2019. If the plans were voluntarily terminated, they would be underfunded by approximately $71 million as of December 31, 2019. These results are based on the most recent information provided by the plans’ actuary. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
Holders of Icahn Enterprises’ depositary units have limited voting rights, including rights to participate in our management.
Our general partner manages and operates Icahn Enterprises. Unlike the holders of common stock in a corporation, holders of Icahn Enterprises’ outstanding depositary units have only limited voting rights on matters affecting our business. Holders of depositary units have no right to elect the general partner on an annual or other continuing basis, and our general partner generally may not be removed except pursuant to the vote of the holders of not less than 75% of the outstanding depositary units. In addition, removal of the general partner may result in a default under the indentures governing our senior notes. As a result, holders of our depositary units have limited say in matters affecting our operations and others may find it difficult to attempt to gain control or influence our activities.
Holders of Icahn Enterprises’ depositary units may not have limited liability in certain circumstances and may be personally liable for the return of distributions that cause our liabilities to exceed our assets.
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
Holders of Icahn Enterprises’ depositary units may also be required to repay Icahn Enterprises amounts wrongfully distributed to them. Under Delaware law, we may not make a distribution to holders of our depositary units if the distribution causes our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and nonrecourse liabilities are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated Delaware law will be liable to the limited partnership for the distribution amount for three years from the distribution date.
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
Our failure to comply with the covenants contained under any of our debt instruments, including the indentures governing our senior unsecured notes (including our failure to comply as a result of events beyond our control), could result in an event of default that would materially and adversely affect our financial condition.
Our failure to comply with the covenants under any of our debt instruments, including our indentures governing our senior unsecured notes, (including our failure to comply as a result of events beyond our control) may trigger a default or event of default under such instruments. If there were an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. In addition, any event of default or declaration of acceleration under one debt instrument could result in an event of default and declaration of acceleration under one or more of our other debt instruments, including the exchange notes. It is possible that, if the defaulted debt is accelerated, our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments and we cannot assure you that we would be able to refinance or restructure the payments on those debt securities.
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
As of December 31, 2019, we had investments in the Investment Funds with a fair market value of approximately $4.3 billion, which may be accessed on short notice to satisfy our liquidity needs. However, if the Investment Funds experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.

Future cash distributions to Icahn Enterprises’ unitholders, if any, can be affected by numerous factors.
While we made cash distributions to Icahn Enterprises’ unitholders in each of the four quarters of 2019, the payment of future distributions will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered.
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
All of our businesses are subject to the effects of the following:
•the threat of terrorism or war;
•health epidemics or pandemics (or expectations about them)
•loss of any of our or our subsidiaries’ key personnel;
•the unavailability, as needed, of additional financing;
•significant competition, varying by industry and geographic markets;
•the unavailability of insurance at acceptable rates; and
•litigation not in the ordinary course of business (see Item 3, “Legal Proceedings,” of this Report).
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
Our operating subsidiaries are operated and managed on a decentralized basis and their software is not integrated with each other or with us. Certain of our subsidiaries are currently undergoing, or in the future may undergo, software implementation and/or upgrades. Software implementation and upgrades are complex, time consuming and require significant resources. Failure to properly implement or upgrade software, including failure to recruit/retain appropriate experts, train employees, implement processes and properly bridge to legacy software, among others, may negatively impact our subsidiaries’ ability to properly operate their businesses and to report internally and externally, including reporting to us. As a result, we may not adequately assess the performance of our subsidiaries, properly allocate resources report timely and accurate financial results.
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
We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could adversely affect our business and results of operations. The existence of a material weakness in our internal control over financial reporting may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under the federal securities laws, which also could affect the market price of our depositary units or our ability to remain listed on NASDAQ.
In connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, our management identified a material weakness in the design of one of our internal controls, as defined under the standards established by the PCAOB. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of such material weakness, we concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective. The material weakness we identified relates to identifying significant investees for which summarized financial information or separate financial statements may be required under SEC rules and regulations. As further described in “Item 9A. Controls and Procedures,” we are currently taking actions to remediate the material weakness and implementing additional processes and controls designed to address the underlying causes that led to the deficiencies. If we are unable to successfully remediate this material weakness in our internal control over financial reporting, or if additional material weaknesses are discovered or occur in the future, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with the federal securities laws and NASDAQ listing requirements regarding the timely filing of periodic reports and investors may lose confidence in our financial reporting, which could have a negative effect on the trading price of our depositary units or the rating of our debt.
The existence of a material weakness in internal control over financial reporting of one of our consolidated subsidiaries or a recently acquired entity may adversely affect our ability to provide timely and reliable financial information necessary for the conduct of our business and satisfaction of our reporting obligations under the federal securities laws.
To the extent that any material weakness or significant deficiency exists in internal control over financial reporting of one of our consolidated subsidiaries or a recently acquired entity, such material weakness or significant deficiency may adversely affect our ability to provide timely and reliable financial information necessary for the conduct of our business and satisfaction of our reporting obligations under the federal securities laws, that could affect our ability to remain listed on NASDAQ.

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
Our investments may not be successful for many reasons, including, but not limited to:
•fluctuations of interest rates;
•lack of control in minority investments;
•worsening of general economic and market conditions;
•lack of diversification;
•lack of success of the Investment Funds’ activist strategies;
•fluctuations of U.S. dollar exchange rates; and
•adverse legal and regulatory developments that may affect particular businesses.
The historical financial information for the Investment Funds is not necessarily indicative of its future performance.
Our Investment segment’s financial information is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company and by Mr. Icahn and his affiliates. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Additionally, future returns may be affected by additional risks, including risks of the industries and businesses in which a particular fund invests.
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
The success of the Investment Funds depends upon the ability of our Investment segment to successfully develop and implement investment strategies that achieve the Investment Funds’ objectives. Subjective decisions made by employees of our Investment segment may cause the Investment Funds to incur losses or to miss profit opportunities on which the Investment Funds would otherwise have capitalized. In addition, in the event that Mr. Icahn ceases to participate in the management of the Investment Funds, the consequences to the Investment Funds and our interest in them could be material and adverse and could lead to the premature termination of the Investment Funds.

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
The Investment Funds’ investment strategy involves numerous and significant risks, including the risk that we may lose some or all of our investments in the Investment Funds. This risk may be magnified due to concentration of investments and investments in undervalued securities.
Our Investment segment’s revenue depends on the investments made by the Investment Funds. There are numerous and significant risks associated with these investments, certain of which are described in this risk factor and in other risk factors set forth herein.
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
At any given time, the Investment Funds’ assets may become highly concentrated within a particular company, industry, asset category, trading style or financial or economic market. In that event, the Investment Funds’ investment portfolio will be more susceptible to fluctuations in value resulting from adverse events, developments or economic conditions affecting the performance of that particular company, industry, asset category, trading style or economic market than a less concentrated portfolio would be. As a result, the Investment Funds’ investment portfolio’s aggregate returns may be volatile and may be affected substantially by the performance of only one or a few holdings.
As of December 31, 2019, our top five holdings in the Investment Funds had a market value of approximately $6.2 billion, which represented approximately 70% of our assets under management for the Investment Segment. Our largest holding at December 31, 2019 was Caesars Entertainment Corporation, which had a market value of approximately $2.1 billion, and represented approximately 24% of our assets under management for the Investment Segment. We also had holdings in Herbalife Ltd. (“Herbalife”), which had a market value of approximately $1.3 billion, and represented approximately 15% of our assets under management for the Investment Segment. Therefore, a significant decline in the fair market values of our larger positions may have a material adverse impact on our consolidated financial position, results of operations or cash flows and the trading price of our depositary units. For example, Herbalife previously disclosed in its public filings that the SEC and the Department of Justice have been conducting an investigation into Herbalife’s compliance with the Foreign Corrupt Practices Act in China, which is mainly focused on Herbalife’s China external affairs expenditures, its China business activities, the adequacy of and compliance with Herbalife’s internal controls in China, and the accuracy of Herbalife’s books and records relating to its China operations. Herbalife has recognized an estimated aggregate accrued liability for these matters of $40 million within its consolidated balance sheet as of December 31, 2019. However, Herbalife cannot predict the eventual scope, duration, or outcome of the government investigation at this time, including whether a settlement will be reached, the amount of any potential monetary payments, or injunctive or other relief, the results of which may be materially adverse to Herbalife, its financial condition, results of operations, and operations and the trading price of its common shares, which could, in turn, have a material adverse impact on our consolidated financial position, results of operations or cash flows and the trading price of our depositary units. At the present time, Herbalife is unable to reasonably estimate or provide any assurance regarding the amount of any potential loss in excess of the amount accrued relating to these matters. Certain of the companies in our Investment Funds file annual, quarterly and current reports with the SEC, which are publicly available, and contain additional risk factors with respect to such companies.
The Investment Funds seek to invest in securities that are undervalued. The identification of investment opportunities in undervalued securities is challenging, and there are no assurances that such opportunities will be successfully recognized or acquired. While investments in undervalued securities offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial losses. Returns generated from the Investment Funds’ investments may not adequately compensate for the business and financial risks assumed.

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
The prices of financial instruments in which the Investment Funds may invest can be highly volatile. Price movements of forward and other derivative contracts in which the Investment Funds’ assets may be invested are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies. The Investment Funds are subject to the risk of failure of any of the exchanges on which their positions trade or of their clearinghouses.
The use of leverage in investments by the Investment Funds may pose a significant degree of risk and may enhance the possibility of significant loss in the value of the investments in the Investment Funds.
The Investment Funds may leverage their capital if their general partners believe that the use of leverage may enable the Investment Funds to achieve a higher rate of return. Accordingly, the Investment Funds may pledge their securities in order to borrow additional funds for investment purposes. The Investment Funds may also leverage their investment return with options, short sales, swaps, forwards and other derivative instruments. The amount of borrowings that the Investment Funds may have outstanding at any time may be substantial in relation to their capital. While leverage may present opportunities for increasing the Investment Funds’ total return, leverage may increase losses as well. Accordingly, any event that adversely affects the value of an investment by the Investment Funds would be magnified to the extent such fund is leveraged. The cumulative effect of the use of leverage by the Investment Funds in a market that moves adversely to the Investment Funds’ investments could result in a substantial loss to the Investment Funds that would be greater than if the Investment Funds were not leveraged. There is no assurance that leverage will be available on acceptable terms, if at all.
In general, the use of short-term margin borrowings results in certain additional risks to the Investment Funds. For example, should the securities pledged to brokers to secure any Investment Fund’s margin accounts decline in value, the Investment Funds could be subject to a “margin call,” pursuant to which it must either deposit additional funds or securities with the broker, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of any of the Investment Funds’ assets, the Investment Funds might not be able to liquidate assets quickly enough to satisfy its margin requirements.
The Investment Funds may enter into repurchase and reverse repurchase agreements. When the Investment Funds enters into a repurchase agreement, it “sells” securities issued by the U.S. or a non-U.S. government, or agencies thereof, to a broker-dealer or financial institution, and agrees to repurchase such securities for the price paid by the broker-dealer or financial institution, plus interest at a negotiated rate. In a reverse repurchase transaction, the Investment Fund “buys” securities issued by the U.S. or a non-U.S. government, or agencies thereof, from a broker-dealer or financial institution, subject to the obligation of the broker-dealer or financial institution to repurchase such securities at the price paid by the Investment Funds, plus interest at a negotiated rate. The use of repurchase and reverse repurchase agreements by any of the Investment Funds involves certain risks. For example, if the seller of securities to the Investment Funds under a reverse repurchase agreement defaults on its obligation to repurchase the underlying securities, as a result of its bankruptcy or otherwise, the Investment Funds will seek to dispose of such securities, which action could involve costs or delays. If the seller becomes insolvent and subject to liquidation or reorganization under applicable bankruptcy or other laws, the Investment Funds’ ability to dispose of the underlying securities may be restricted. Finally, if a seller defaults on its obligation to repurchase securities under a reverse repurchase agreement, the Investment Funds may suffer a loss to the extent it is forced to liquidate its position in the market, and proceeds from the sale of the underlying securities are less than the repurchase price agreed to by the defaulting seller.
The financing used by the Investment Funds to leverage its portfolio will be extended by securities brokers and dealers in the marketplace in which the Investment Funds invest. While the Investment Funds will attempt to negotiate the terms of these financing arrangements with such brokers and dealers, its ability to do so will be limited. The Investment Funds are therefore subject to changes in the value that the broker-dealer ascribes to a given security or position, the amount of margin required to support such security or position, the borrowing rate to finance such security or position and/or such broker-dealer’s willingness to continue to provide any such credit to the Investment Funds. Because the Investment Funds currently have no alternative credit facility which could be used to finance its portfolio in the absence of financing from broker-dealers, it could be forced to liquidate its portfolio on short notice to meet its financing obligations. The forced liquidation of all or a portion of the Investment Funds’ portfolios at distressed prices could result in significant losses to the Investment Funds.

The possibility of increased regulation could result in additional burdens on our Investment segment.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), enacted into law in July 2010, resulted in regulations affecting almost every part of the financial services industry.
The regulatory environment in which our Investment segment operates is subject to further regulation in addition to the rules already promulgated, including the Reform Act. Our Investment segment may be adversely affected by the enactment of new or revised regulations, or changes in the interpretation or enforcement of rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Such changes may limit the scope of investment activities that may be undertaken by the Investment Funds’ managers. Any such changes could increase the cost of our Investment segment doing business and/or materially adversely impact its profitability. Additionally, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges have taken and are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Investment Funds and the Investment segment could be substantial and adverse.
The ability to hedge investments successfully is subject to numerous risks.
The Investment Funds may utilize financial instruments, both for investment purposes and for risk management purposes in order to (i) protect against possible changes in the market value of the Investment Funds’ investment portfolios resulting from fluctuations in the securities markets and changes in interest rates; (ii) protect the Investment Funds’ unrealized gains in the value of its investment portfolios; (iii) facilitate the sale of any such investments; (iv) enhance or preserve returns, spreads or gains on any investment in the Investment Funds’ portfolio; (v) hedge the interest rate or currency exchange rate on any of the Investment Funds’ liabilities or assets; (vi) protect against any increase in the price of any securities our Investment segment anticipate purchasing at a later date; or (vii) for any other reason that our Investment segment deems appropriate.
The success of any hedging activities will depend, in part, upon the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the portfolio investments being hedged. However, hedging techniques may not always be possible or effective in limiting potential risks of loss. Since the characteristics of many securities change as markets change or time passes, the success of our Investment segment’s hedging strategy will also be subject to the ability of our Investment segment to continually recalculate, readjust and execute hedges in an efficient and timely manner. While the Investment Funds may enter into hedging transactions to seek to reduce risk, such transactions may result in a poorer overall performance for the Investment Funds than if it had not engaged in such hedging transactions. For a variety of reasons, the Investment Funds may not seek to establish a perfect correlation between the hedging instruments utilized and the portfolio holdings being hedged. Such an imperfect correlation may prevent the Investment Funds from achieving the intended hedge or expose the Investment Funds to risk of loss. The Investment Funds do not intend to seek to hedge every position and may determine not to hedge against a particular risk for various reasons, including, but not limited to, because they do not regard the probability of the risk occurring to be sufficiently high as to justify the cost of the hedge. Our Investment segment may not foresee the occurrence of the risk and therefore may not hedge against all risks.
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
Investments in securities of non-U.S. issuers (including non-U.S. governments) and securities denominated or whose prices are quoted in non-U.S. currencies pose, to the extent not successfully hedged, currency exchange risks (including blockage, devaluation and non-exchangeability), as well as a range of other potential risks, which could include expropriation, confiscatory taxation, imposition of withholding or other taxes on dividends, interest, capital gains or other income, political or social instability, illiquidity, price volatility and market manipulation. In addition, less information may be available regarding securities of non-U.S. issuers, and non-U.S. issuers may not be subject to accounting, auditing and financial reporting standards and requirements comparable to, or as uniform as, those of U.S. issuers. Transaction costs of investing in non-U.S. securities markets are generally higher than in the United States. There is generally less government supervision and regulation of exchanges, brokers and issuers than there is in the United States. The Investment Funds may have greater difficulty taking appropriate legal action in non-U.S. courts. Non-U.S. markets also have different clearance and settlement procedures which in some markets have at times failed to keep pace with the volume of transactions, thereby creating substantial delays and settlement failures that could adversely affect the Investment Funds’ performance. Investments in non-U.S. markets may result in imposition of non-U.S. taxes or withholding on income and gains recognized with respect to such securities. There can be no assurance that adverse developments with respect to such risks will not materially adversely affect the Investment Funds’ investments that are held in certain countries or the returns from these investments.
The Investment Funds’ investments are subject to numerous additional risks including those described below.

•Generally, there are few limitations set forth in the governing documents of the Investment Funds on the execution of their investment activities, which are subject to the sole discretion of our Investment segment.
•The Investment Funds may buy or sell (or write) both call options and put options, and when it writes options, it may do so on a covered or an uncovered basis. When the Investment Funds sell (or write) an option, the risk can be substantially greater than when it buys an option. The seller of an uncovered call option bears the risk of an increase in the market price of the underlying security above the exercise price. The risk is theoretically unlimited unless the option is covered. If it is covered, the Investment Funds would forego the opportunity for profit on the underlying security should the market price of the security rise above the exercise price. Swaps and certain options and other custom instruments are subject to the risk of non-performance by the swap counterparty, including risks relating to the creditworthiness of the swap counterparty, market risk, liquidity risk and operations risk.
•The Investment Funds may engage in short-selling, which is subject to a theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. The Investment Funds may be subject to losses if a security lender demands return of the borrowed securities and an alternative lending source cannot be found or if the Investment Funds are otherwise unable to borrow securities that are necessary to hedge its positions. There can be no assurance that the Investment Funds will be able to maintain the ability to borrow securities sold short. There also can be no assurance that the securities necessary to cover a short position will be available for purchase at or near prices quoted in the market.
•The ability of the Investment Funds to execute a short selling strategy may be materially adversely impacted by temporary and/or new permanent rules, interpretations, prohibitions and restrictions adopted in response to adverse market events. Regulatory authorities may from time-to-time impose restrictions that adversely affect the Investment Funds’ ability to borrow certain securities in connection with short sale transactions. In addition, traditional lenders of securities might be less likely to lend securities under certain market conditions. As a result, the Investment Funds may not be able to effectively pursue a short selling strategy due to a limited supply of securities available for borrowing.
•The Investment Funds may effect transactions through over-the-counter or inter-dealer markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of exchange-based markets. This exposes the Investment Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Investment Fund to suffer a loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Investment Funds have concentrated its transactions with a single or small group of its counterparties. The Investment Funds are not restricted from dealing with any particular counterparty or from concentrating any or all of the Investment Funds’ transactions with one counterparty.
•Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by other institutions. This systemic risk may materially adversely affect the financial intermediaries (such as prime brokers, clearing agencies, clearing houses, banks, securities firms and exchanges) with which the Investment Funds interact on a daily basis.
•The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. The Investment Funds’ trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the Investment Funds might only be able to acquire some but not all of the components of the position, or if the overall positions were to need adjustment, the Investment Funds might not be able to make such adjustment. As a result, the Investment Funds may not be able to achieve the market position selected by our Investment segment and might incur a loss in liquidating their position.

•The Investment Funds assets may be held in one or more accounts maintained for the Investment Fund by its prime brokers or at other brokers or custodian banks, which may be located in various jurisdictions. The prime broker, other brokers (including those acting as sub-custodians) and custodian banks are subject to various laws and regulations in the relevant jurisdictions in the event of their insolvency. Accordingly, the practical effect of these laws and their application to the Investment Funds’ assets may be subject to substantial variations, limitations and uncertainties. The insolvency of any of the prime brokers, local brokers, custodian banks or clearing corporations may result in the loss of all or a substantial portion of the Investment Funds’ assets or in a significant delay in the Investment Funds having access to those assets.
•The Investment Funds may invest in synthetic instruments with various counterparties. In the event of the insolvency of any counterparty, the Investment Funds’ recourse will be limited to the collateral, if any, posted by the counterparty and, in the absence of collateral, the Investment Funds will be treated as a general creditor of the counterparty. While the Investment Funds expect that returns on a synthetic financial instrument may reflect those of each related reference security, as a result of the terms of the synthetic financial instrument and the assumption of the credit risk of the counterparty, a synthetic financial instrument may have a different expected return. The Investment Funds may also invest in credit default swaps.

Risks Relating to our Consolidated Operating Subsidiaries
Changes in regulations and regulatory actions can adversely affect our operating results and our ability to allocate capital.
In recent years, regulatory authorities have increased their regulation and scrutiny of businesses partially in response to financial markets crises, global economic recessions, and social and environmental issues. These initiatives may impact our operating subsidiaries, particularly those within our Energy segment. Changes in regulation and regulatory actions may increase our compliance costs and may require changes to how our operating subsidiaries conduct their businesses. Any regulatory changes could have a significant negative impact on our financial condition, results of operations or cash flows.
Our operating subsidiaries operate businesses which are subject to the risk of operational disruptions, damage to property, injury to persons or environmental and legal liability. Our operating subsidiaries could incur potentially significant costs to the extent there are unforeseen events which are not fully insured.
Our operating subsidiaries, particularly within our Energy segment, may become subject to catastrophic loss, which may cause operations to shut down or become significantly impaired. Our operating subsidiaries may also be subject to liability for hazards for which they cannot be insured, which could exceed policy limits or against which they may elect not to be insured due to high premium costs. Examples of such risks include but are not limited to industrial accidents, environmental hazards, power outages, equipment failures, structural failures, flooding, unusual or unexpected geological conditions and severe weather conditions, among others. These events may damage or destroy properties, production facilities, transport facilities and equipment, as well as lead to personal injury or death, environmental damage, waste from intermediary products or resources, production or transportation delays and monetary losses or legal liability. Such damages are not limited to our operations or our employees and could significantly impact the surrounding areas. Operations at our subsidiaries could be curtailed, limited or completely shut down for an extended period of time, or indefinitely, as a result of one or more unforeseen events and circumstances, which may or may not be within our control, and which may not be adequately insured. Any one of these events and circumstances could have a material adverse impact on our operations, financial condition and cash flows.
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
In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations or other developments could require our businesses to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. These expenditures or costs for environmental compliance could have a material adverse effect on our operating subsidiaries’ results of operations, financial condition and profitability. Certain of our subsidiaries’ facilities operate under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate.

These permits, licenses, approvals, limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval, limit or standard. Non-compliance or incomplete documentation of our subsidiaries’ compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, there may be times when certain of our subsidiaries are unable to meet the standards and terms and conditions of our permits, licenses and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on their ability to operate their facilities and accordingly on our consolidated financial position, results of operations or cash flows. Refer to Note 18, “Commitments and Contingencies,” to the consolidated financial statements for additional discussion of environmental matters affecting our businesses.
Our Energy segment’s businesses are, and commodity prices are, cyclical and highly volatile, which could have a material adverse effect on our results of operations, financial condition and cash flows.
Our Energy segment’s petroleum business’ financial results are primarily affected by the margin between refined product prices and the prices for crude oil and other feedstocks. Historically, refining margins have been volatile, and are expected to continue to be volatile in the future. The petroleum business’ cost to acquire feedstocks and the price at which it can ultimately sell refined products depend upon several factors beyond its control, including regional and global supply of and demand for crude oil, gasoline, diesel and other feedstocks and refined products. These in turn depend on, among other things, the availability and quantity of imports, the production levels of U.S. and international suppliers, levels of refined petroleum product inventories, productivity and growth (or the lack thereof) of U.S. and global economies, U.S. relationships with foreign governments, political affairs and the extent of governmental regulation.
Some of these factors can vary by region and may change quickly, adding to market volatility, while others may have longer-term effects on refining and marketing margins, which are uncertain. CVR Refining does not produce crude oil and must purchase all of the crude oil it refines long before it refines them and sell the refined products. Price level changes during the period between purchasing feedstocks and selling the refined petroleum products from these feedstocks could have a significant effect on our Energy segment’s financial results and a decline in market prices may negatively impact the carrying value of its inventories.
Profitability is also impacted by the ability to purchase crude oil at a discount to benchmark crude oils, such as WTI, as the petroleum business does not produce any crude oil and must purchase all of the crude oil it refines. Crude oil differentials can fluctuate significantly based upon overall economic and crude oil market conditions. Adverse changes in crude oil differentials can adversely impact refining margins, earnings and cash flows. In addition, the petroleum business’ purchases of crude oil, although based on WTI prices, have historically been at a discount to WTI because of the proximity of the refineries to the sources, existing logistics infrastructure and quality differences. Any change in the sources of crude oil, infrastructure or logistical improvements or quality differences could result in a reduction of the petroleum business’ historical discount to WTI and may result in a reduction of our Energy segment’s cost advantage.
Volatile prices for natural gas and electricity affect the petroleum business’ manufacturing and operating costs. Natural gas and electricity prices have been, and will continue to be, affected by supply and demand for fuel and utility services in both local and regional markets.
Compliance with the U.S. Environmental Protection Agency Renewable Fuel Standard, with respect to our Energy segment, could adversely affect our financial condition and results of operations.
The Environmental Protection Agency (the “EPA”) has promulgated the Renewable Fuel Standards (“RFS”), which requires refiners to either blend “renewable fuels,” such as ethanol and biodiesel, into their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. Under the RFS, the volume of renewable fuels that refineries like Coffeyville and Wynnewood are obligated to blend into their finished petroleum products is adjusted annually by the EPA. The petroleum business is not able to blend the substantial majority of its transportation fuels, so it has to purchase RINs on the open market as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. The price of RINs has been extremely volatile as the EPA’s proposed renewable fuel volume mandates approached and exceeded the “blend wall.” The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume (“E10 gasoline”) is blended into transportation fuel.
The petroleum business cannot predict the future prices of RINs. The price of RINs has been extremely volatile over the last year. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at the refineries and downstream terminals, all of which can vary significantly from period to period. However, the costs to obtain the necessary number of RINs and waiver credits could be material, if the price for RINs increases. Additionally, because the petroleum business does not produce renewable fuels, increasing the volume of renewable fuels that must be blended into its products displaces an increasing volume of the refineries’ product pool, potentially resulting in lower earnings and materially adversely affecting the petroleum business’ cash flows. If the demand for the petroleum business’ transportation fuel decreases as a result of the use of increasing volumes of renewable fuels, increased fuel economy as a result of new EPA fuel economy standards, or other factors, the impact on its business could be material. If sufficient RINs are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA’s RFS mandates, its business, financial condition and results of operations could be materially adversely affected.
Commodity derivative contracts, particularly with respect to our Energy segment, may limit our potential gains, exacerbate potential losses and involve other risks.
Our Energy segment’s petroleum business may enter into commodity derivatives contracts to mitigate crack spread risk with respect to a portion of its expected refined products production. However, its hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including its failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of its hedging arrangements to produce the anticipated results. The petroleum business may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit its ability to benefit from favorable changes in margins. In addition, the petroleum business’ hedging activities may expose it to the risk of financial loss in certain circumstances, including instances in which:

•the volumes of its actual use of crude oil or production of the applicable refined products is less than the volumes subject to the hedging arrangement;
•accidents, interruptions in transportation, inclement weather or other events cause unscheduled shutdowns or otherwise adversely affect its refinery or suppliers or customers;
•the counterparties to its futures contracts fail to perform under the contracts; or
•a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.
As a result, the effectiveness of CVR Energy’s risk mitigation strategy could have a material adverse impact on our Energy segment’s financial results and cash flows.
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
In addition to potential federal legislation, a number of states have adopted regional greenhouse gas initiatives to reduce carbon dioxide and other GHG emissions. In 2007, a group of Midwest states, including Kansas (where CVR Energy has a refinery and nitrogen fertilizer facility), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations that implement the trading scheme before it becomes effective. To date, Kansas has taken no meaningful action to implement the accord, and it’s unclear whether Kansas intends to do so in the future.
Alternatively, the EPA may take further steps to regulate GHG emissions, although at this time it is unclear to what extent the EPA will pursue climate change regulation. The implementation of EPA regulations and/or the passage of federal or state climate change legislation may result in increased costs to (i) operate and maintain certain of our subsidiaries’ facilities, (ii) install new emission controls on certain of our subsidiaries’ facilities and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any current or future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and cash flows.
In addition, climate change legislation and regulations may result in increased costs not only for our business but also users of our refined and fertilizer products, thereby potentially decreasing demand for our products. Decreased demand for our products may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our subsidiaries’ competitors may be larger and have greater financial resources and operational capabilities than our subsidiaries do, which may require them or us to invest significant additional capital in order to effectively compete. Our investments, or our subsidiaries’ investments, may not achieve desired results.
Our operating subsidiaries face competitive pressures within markets in which they operate. We manage our subsidiaries with the objective of growing their value over time by, among other means, investing in and strengthening our subsidiaries’ competitive advantages. Many factors, including availability of financial resources, supply chain capabilities and local market changes, may limit our ability to strengthen our subsidiaries’ competitive advantages. In addition, competitors may be significantly larger than our subsidiaries are and may have greater financial resources and operational capabilities. Accordingly, our subsidiaries may require significant additional resources, which may not be available to them through internally generated cash flows. With respect to our Automotive segment, we have invested significant resources in various initiatives to remain competitive and stimulate growth. In addition, we will continue to consider strategic alternatives in our automotive aftermarket parts business to maximize value. If we are unable to implement these initiatives efficiently and effectively, or if these initiatives are unsuccessful, our consolidated financial condition, results of operations and cash flows could be adversely affected.
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
Certain of our subsidiaries are global businesses and have manufacturing and distribution facilities in many countries. International operations are subject to certain risks including:
•exposure to local economic conditions;
•exposure to local political conditions (including the risk of seizure of assets by foreign governments);
•currency exchange rate fluctuations (including, but not limited to, material exchange rate fluctuations, such as devaluations) and currency controls;
•export and import restrictions;
•restrictions on ability to repatriate foreign earnings;
•labor unrest; and
•compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting inappropriate payments.
The likelihood of such occurrences and their potential effect on our businesses are unpredictable and vary from country-to-country.
Certain of our businesses’ operating entities report their financial condition and results of operations in currencies other than the U.S. Dollar. The reported results of these entities are translated into U.S. Dollars at the applicable exchange rates for reporting in our consolidated financial statements. As a result, fluctuations in the U.S. Dollar against foreign currencies will affect the value at which the results of these entities are included within our consolidated results. Our businesses are exposed to a risk of loss from changes in foreign exchange rates whenever they, or one of their foreign subsidiaries, enters into a purchase or sales agreement in a currency other than its functional currency. Such changes in exchange rates could affect our businesses’ financial condition or results of operations.
Certain of our businesses have substantial indebtedness, which could restrict their business activities and/or could subject them to significant interest rate risk.
Our subsidiaries’ inability to generate sufficient cash flow to satisfy their debt obligations, or to refinance their debt obligations on commercially reasonable terms, would have a material adverse effect on their businesses, financial condition, and results of operations. In addition, covenants in debt instruments could limit their ability to engage in certain transactions and pursue their business strategies, which could adversely affect liquidity.
Our subsidiaries’ indebtedness could:
•limit their ability to borrow money for working capital, capital expenditures, debt service requirements or other corporate purposes, guarantee additional debt or issue redeemable, convertible of preferred equity;
•limit their ability to make distributions or prepay its debt, incur liens, enter into agreements that restrict distributions from restricted subsidiaries, sell or otherwise dispose of assets (including capital stock of subsidiaries), enter into transactions with affiliates and merger consolidate or sell substantially all of its assets;
•require them to dedicate a substantial portion of its cash flow to payments on indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development, and other corporate requirements;
•increase their vulnerability to general adverse economic and industry conditions; and
•limit their ability to respond to business opportunities.

Certain of our subsidiaries’ indebtedness accrue interest at variable rates. To the extent market interest rates rise, the cost of their debt would increase, adversely affecting their financial condition, results of operations and cash flows.
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
Energy
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
Automotive
Icahn Automotive’s operations include 1,350 company operated store locations, 754 franchise locations and 29 distributions centers throughout the United States. Approximately 90% of Icahn Automotive’s facilities are leased and the remainder are owned.
Food Packaging
Viskase’s operations include ten manufacturing facilities throughout North America, Europe, South America and Asia.
Metals
PSC Metals’ operations consist of 31 recycling yards, three secondary plate storage and distribution centers and one secondary pipe storage and distribution center located throughout the Midwestern and Southeastern United States.
Real Estate
Our Real Estate segment’s operations include development properties as well as golf and club operations in Cape Cod, Massachusetts and Vero Beach, Florida. In addition, our Real Estate segment has a hotel, timeshare and casino resort property in Aruba as well as a casino property in Atlantic City, New Jersey, which ceased operations in 2014.
Home Fashion
WPH’s operations include a manufacturing and distribution facility in Chipley, Florida and a manufacturing facility in Bahrain, both of which are owned facilities.

Item 3. Legal Proceedings.
We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business. We also incorporate by reference into this Part I, Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in Note 18, “Commitments and Contingencies,” to the consolidated financial statements as set forth in Item 8 of this Report.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.
Market Information
Icahn Enterprises’ depositary units are traded on the NASDAQ Global Select Market under the symbol “IEP.”
Holders of Record
As of December 31, 2019, there were approximately 1,900 record holders of Icahn Enterprises’ depositary units including multiple beneficial holders at depositories, banks and brokers listed as a single record holder in the street name of each respective depository, bank or broker.
There were no repurchases of Icahn Enterprises’ depositary units during 2019 or 2018.
Securities Authorized for Issuance Under Equity Compensation Plans
During the first quarter of 2017, the board of directors of the general partner of Icahn Enterprises unanimously approved and adopted the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”), which became effective during the first quarter of 2017 subject to the approval by holders of a majority of Icahn Enterprises depositary units. The 2017 Incentive Plan permits us to issue depositary units and grant options, restricted units or other unit-based awards to all of our, and our affiliates’, employees, consultants, members and partners, as well as the three non-employee directors of our general partner. One million of Icahn Enterprises’ depositary units were initially available under the 2017 Incentive Plan. As of December 31, 2019, there were no securities to be issued upon the exercise of outstanding options, warrants or rights. The number of securities remaining available for future issuance under equity the 2017 Incentive Plan as of December 31, 2019 is 949,999 of Icahn Enterprises’ depositary units.

Item 6. Selected Financial Data.
The following tables contain our selected historical consolidated financial data from continuing operations, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report. The selected financial data has been derived from our historical financial statements, recasted for discontinued operations, as applicable, as well as our Energy segment’s accounting change for turnaround expenses. The comparability of our selected financial data from continuing operations presented below is affected by, among other factors, (i) the performance of the Investment Funds, (ii) the results of our Energy segment’s operations, impacted by the relationship of its refined product prices and prices for crude oil and other feedstocks, (iii) impairment charges, primarily in our Automotive segment in 2018, our Energy segment in 2016 and 2015 and our Mining segment in 2015, (iv) acquisitions of businesses, primarily in our Automotive segment during 2017, 2016 and 2015, (v) gains on dispositions of assets, primarily in our Railcar and Real Estate segments in 2017, including the impact of the disposed income generating assets on subsequent operations, and in our Mining segment as a result of the sale of Ferrous Resources in 2019, (vi) our Holding Company’s unrealized equity investment gains and losses and (vii) the enactment of tax legislation in the United States in 2017.

	Icahn Enterprises					Icahn Enterprises Holdings
	As of/Year Ended December 31,					As of/Year Ended December 31,
	2019	2018	2017	2016	2015	2019	2018	2017	2016	2015
	(in millions, except per unit data)					(in millions)
Statement of Operations Data From Continuing Operations:
Net sales	$9,720	$10,576	$9,306	$7,740	$6,771	$9,720	$10,576	$9,306	$7,740	$6,771
Other revenues from operations	666	647	743	840	418	666	647	743	840	418
Net (loss) gain from investment activities	(1,931)	322	302	(1,373)	(987)	(1,931)	322	302	(1,373)	(987)
Gain on disposition of assets, net	253	84	2,163	5	40	253	84	2,163	5	40
Net (loss) income	(1,759)	237	2,398	(2,284)	(1,889)	(1,758)	238	2,400	(2,283)	(1,888)
Less: (Loss) income attributable to non-controlling interests	(693)	475	101	(1,157)	(911)	(693)	475	101	(1,157)	(911)
Net (loss) income attributable to Icahn Enterprises/Icahn Enterprises Holdings	$(1,066)	$(238)	$2,297	$(1,127)	$(978)	$(1,065)	$(237)	$2,299	$(1,126)	$(977)
Net (loss) income attributable to Icahn Enterprises/Icahn Enterprises Holdings allocable to:
Limited partners	$(1,045)	$(233)	$2,251	$(1,105)	$(959)	$(1,054)	$(235)	$2,276	$(1,115)	$(967)
General partner	(21)	(5)	46	(22)	(19)	(11)	(2)	23	(11)	(10)
	$(1,066)	$(238)	$2,297	$(1,127)	$(978)	$(1,065)	$(237)	$2,299	$(1,126)	$(977)
Basic and diluted (loss) income per LP unit	$(5.23)	$(1.29)	$13.98	$(8.07)	$(7.61)
Basic and diluted weighted average LP units outstanding	200	180	161	137	126
Cash distributions declared per LP unit	$8.00	$7.00	$6.00	$6.00	$6.00

Balance Sheet Data:
Cash and cash equivalents	$3,794	$2,656	$1,164	$1,114	$1,369	$3,794	$2,656	$1,164	$1,114	$1,369
Investments	9,945	8,337	10,015	9,559	15,002	9,945	8,337	10,015	9,559	15,002
Property, plant and equipment, net	4,541	4,688	5,166	5,918	5,682	4,541	4,688	5,166	5,918	5,682
Assets held for sale	7	333	10,263	11,493	10,054	7	333	10,263	11,493	10,054
Total assets	24,639	23,489	31,946	33,479	36,521	24,639	23,521	31,978	33,507	36,548
Deferred tax liability	639	694	759	1,178	821	639	694	759	1,178	821
Due to brokers	54	141	1,057	3,725	7,317	54	141	1,057	3,725	7,317
Liabilities held for sale	—	112	7,010	9,103	7,521	—	112	7,010	9,103	7,521
Debt	8,192	7,326	7,372	7,236	8,556	8,195	7,330	7,377	7,239	8,559
Equity attributable to Icahn Enterprises/Icahn Enterprises Holdings	5,456	6,560	5,168	2,192	4,025	5,453	6,588	5,195	2,217	4,049

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
On August 1, 2019, we closed on the previously announced sale of Ferrous Resources Ltd. (“Ferrous Resources”). Our proportionate share of the cash proceeds from the sale, net of adjustments, was $463 million. As a result of the sale of Ferrous Resources, our Mining segment recorded a pretax gain on disposition of assets of $252 million.
During 2019, Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) issued $1.250 billion in aggregate principal amount of 6.250% senior unsecured notes due 2026 (the “New 2026 Notes”). The proceeds from the New 2026 Notes, together with cash on hand, were used to redeem all of our prior outstanding $1.7 billion principal amount of 6.000% senior unsecured notes due 2020, and to pay accrued interest, related fees and expenses.
In addition, during 2019, the Issuers issued $500 million in aggregate principal amount of 4.750% senior unsecured notes due 2024 (the “New 2024 Notes”) and $750 million in aggregate principal amount of 5.250% senior unsecured notes due 2027 (the “New 2027 Notes”). The proceeds from the New 2024 Notes and the New 2027 Notes were used for general limited partnership purposes.
In January 2020, the Issuers issued an additional $600 million in aggregate principal amount of the New 2024 Notes and an additional $250 million in aggregate principal amount of the New 2027 Notes. The additional proceeds from the New 2024 Notes and the New 2027 Notes issued in January 2020, together with cash on hand, were used to redeem all of our prior outstanding $1.35 billion principal amount of 5.875% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.

Results of Operations
Consolidated Financial Results
Our operating businesses comprise consolidated subsidiaries which operate in various industries and are managed on a decentralized basis. In addition to our Investment segment’s revenues from investment transactions, revenues for our continuing operating businesses primarily consist of net sales of various products, services revenue, franchisor operations and leasing of real estate. Due to the structure and nature of our business, we primarily discuss the results of operations by individual reporting segment in order to better understand our consolidated operating performance. Certain other financial information is discussed on a consolidated basis following our segment discussion, including other revenues and expenses included in continuing operations as well as our results from discontinued operations. In addition to the summarized financial results below, refer to Note 13, “Segment and Geographic Reporting,” to the consolidated financial statements for a reconciliation of each of our reporting segment’s results of continuing operations to our consolidated results.
The comparability of our summarized consolidated financial results presented below is affected by, among other factors, (i) the performance of the Investment Funds, (ii) the results of our Energy segment’s operations, impacted by the relationship of its refined product prices and prices for crude oil and other feedstocks, (iii) impairment charges, primarily in our Automotive segment in 2018 and certain transformation expenses in 2019, (iv) acquisitions of businesses, primarily in our Automotive segment during 2017, (v) gains on dispositions of assets, primarily in our Railcar and Real Estate segments in 2017, including the impact of the disposed income generating assets on subsequent operations, and in our Mining segment as a result of the sale of Ferrous Resources in 2019, (vi) our Holding Company’s unrealized equity investment gains and losses and (vii) the enactment of tax legislation in the United States in 2017. Refer to our respective segment discussions and “Other Consolidated Results of Operations,” below for further discussion.

	Revenues			Net Income (Loss) From Continuing Operations			Net Income (Loss) From Continuing Operations Attributable to Icahn Enterprises
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017	2019	2018	2017
	(in millions)
Investment	$(1,414)	$737	$297	$(1,543)	$679	$118	$(775)	$319	$80
Holding Company	(261)	(291)	68	(599)	(639)	355	(599)	(638)	355

Other Operating Segments:
Energy	6,385	7,135	5,988	314	334	316	246	213	253
Automotive	2,895	2,856	2,728	(197)	(230)	(51)	(197)	(230)	(51)
Food Packaging	375	379	389	(22)	(15)	(6)	(17)	(12)	(5)
Metals	341	467	408	(22)	5	(44)	(22)	5	(44)
Real Estate	103	212	628	16	112	549	16	112	549
Home Fashion	186	171	183	(17)	(11)	(20)	(17)	(11)	(20)
Mining	382	106	93	311	1	10	299	3	9
Railcar	—	5	1,837	—	1	1,171	—	1	1,171
Other operating segments	10,667	11,331	12,254	383	197	1,925	308	81	1,862
Consolidated	$8,992	$11,777	$12,619	$(1,759)	$237	$2,398	$(1,066)	$(238)	$2,297

Management’s Discussion and Analysis of Results of Operations discusses the comparisons between the years ended December 31, 2019 and 2018. Certain discussions of results of operations for the comparisons between the years ended December 31, 2018 and 2017 are not included in this Report. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 1, 2019, for such discussions.
Investment
We invest our proprietary capital through various private investment funds (the “Investment Funds”). As of December 31, 2019 and 2018, we had investments with a fair market value of approximately $4.3 billion and $5.1 billion, respectively, in the Investment Funds. As of December 31, 2019 and 2018, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.5 billion and $5.0 billion, respectively.
Our Investment segment’s results of operations are reflected in net income (loss) in the consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company and by Mr. Icahn and his affiliates. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of December 31, 2019.
For the years ended December 31, 2019, 2018 and 2017, our Investment Funds’ returns were (15.4)%, 7.9% and 2.1%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses. The following table sets forth the performance attribution for the Investment Funds’ returns:

	Year Ended December 31,
	2019	2018	2017
Long positions	16.4%	(0.8)%	5.4%
Short positions	(31.9)%	7.8%	(3.0)%
Other	0.1%	0.9%	(0.3)%
	(15.4)%	7.9%	2.1%

The following table presents net income (loss) for our Investment segment:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Long positions	$1,492	$(329)	$2,035
Short positions	(3,045)	931	(1,787)
Other	10	77	(130)
	$(1,543)	$679	$118
For 2019, the Investment Funds’ negative performance was driven by net losses in their short positions offset in part by net gains in their long positions. The negative performance of our Investment segment’s short positions was driven by the negative performance of broad market hedges of approximately $2.5 billion and the aggregate performance of short positions with net losses across various sectors. The positive performance of our Investment segment’s long positions was driven by gains from a consumer, cyclical sector investment, two technology sector investments, two financial sector investments and a consumer, non-cyclical sector investment with gains aggregating approximately $1.7 billion. The aggregate performance of investments with net gains across various other sectors accounted for an additional $495 million positive performance of our Investment segment’s long positions. The positive performance of long positions was offset in part by losses from a consumer, non-cyclical sector investment, an energy sector investment and a technology sector investment with losses aggregating $727 million.
For 2018, the Investment Funds’ positive performance was driven by net gains in their short positions offset in part by net losses in their long positions. The positive performance of our Investment segment’s short positions was driven by the positive performance of broad market hedges of $642 million and the aggregate performance of multiple other short positions with net gains across various sectors, primarily the energy sector. The negative performance of our Investment segment’s long positions was driven by losses from two consumer, cyclical sector investments, a basic material sector investment, two consumer, non-cyclical sector investments, a technology sector investment and an industrial sector investment with losses aggregating approximately $1.4 billion. The aggregate performance of investments with net losses across various other sectors accounted for an additional negative performance of our Investment segment’s long positions. Losses in long positions were offset in part by gains from a consumer, non-cyclical sector investment, a technology sector investment and an energy sector investment with gains aggregating approximately $1.3 billion.
Energy
Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The sale of petroleum products accounted for approximately 94%, 95% and 94% of our Energy segment’s net sales for the years ended December 31, 2019, 2018 and 2017, respectively.
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
In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard of the United States Environmental Protection Agency, which requires it to either blend “renewable fuels” with its transportation fuels or purchase renewable identification numbers (“RINs”), in lieu of blending. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Refer to Note 18, “Commitments and Contingencies,” to the consolidated financial statements for further discussion of RINs.
The following table presents our Energy segment’s net sales, cost of goods sold and gross margin:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net sales	$6,364	$7,124	$5,988
Cost of goods sold	5,707	6,508	5,761
Gross margin	$657	$616	$227

Net sales for our Energy segment decreased by approximately $760 million (11%) for the year ended December 31, 2019 as compared to the comparable prior year period. The decrease was primarily due to a decrease in our petroleum business’ net sales offset in part by an increase in our nitrogen fertilizer business’ net sales. Our petroleum business’ net sales decreased $813 million due to a decrease in sales of gasoline as well as a decrease in distillates sales, with higher volumes more than offset by unfavorable pricing conditions. Our nitrogen fertilizer business’ net sales increased $53 million primarily due to an increase in UAN and ammonia sales due to favorable pricing and higher volumes.
Cost of goods sold for our Energy segment decreased by $801 million (12%) for the year ended December 31, 2019 as compared to the comparable prior year period. The decrease was primarily due to our petroleum business as a result of lower cost of consumed crude oil due to a decrease in crude oil prices and lower RINs expense, offset in part by lower derivative gains.
Gross margin for our Energy segment increased by $41 million for the year ended December 31, 2019 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 10% and 9% for the year ended December 31, 2019 and 2018, respectively. The increase in the gross margin as a percentage of net sales for our petroleum business was primarily due to due to an increase in volumes and lower RINs expense, offset in part by lower derivative gains over the comparable periods. The increase in the gross margin as a percentage of net sales for our nitrogen fertilizer business was due to improved pricing for UAN and ammonia.
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
Our Automotive segment’s priorities include:
•Positioning the service business to take advantage of opportunities in the do-it-for-me market and vehicle fleets;
•Optimizing the value of the commercial parts distribution business in certain high-volume core markets;
•Exiting the automotive parts distribution business in certain low volume, non-core markets;
•Improving inventory management across Icahn Automotive’s parts and tire distribution network;
•Select digital initiatives that support revenue growth;
•Investment in customer experience initiatives such as enhanced customer loyalty programs and selective upgrades in facilities;
•Investment in employees with focus on training and career development investments; and
•Business process improvements, including investments in our supply chain and information technology capabilities.

The following table presents our Automotive segment’s operating revenue, cost of revenue and gross margin. Our Automotive segment’s results of operations also include automotive services labor. Automotive services labor revenues are included in other revenues from operations in our consolidated statements of operations; however, the sale of any installed parts or materials related to automotive services are included in net sales. Therefore, we discuss the combined results of our automotive net sales and automotive services labor revenues below.

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net sales and other revenue from operations	$2,884	$2,858	$2,723
Cost of goods sold and other expenses from operations	2,089	1,976	1,978
Gross margin	$795	$882	$745

Net sales and other revenue from operations for our Automotive segment for the year ended December 31, 2019 increased by $26 million (1%) as compared to the comparable prior year period. The increase was attributable to an increase in automotive services revenues of $52 million (4%), including an increase of $46 million on an organic basis, due to growing do-it-for-me and fleet businesses, offset in part by a decrease in aftermarket parts sales of $26 million (2)%, including $10 million on an organic basis and additional declines primarily resulting due to store closures. On an organic basis, the decrease in aftermarket parts sales over the comparable periods was due to a decrease in retail sales of $49 million offset in part by an increase in commercial sales of $39 million, driven by increases in Pep Boys commercial programs.
Cost of goods sold and other expenses from operations for the year ended December 31, 2019 increased by $113 million (6%) as compared to the comparable prior year period. The increase was primarily due to additional costs to source inventory subsequent to the sale of Federal-Mogul on October 1, 2018, which contributed $45 million to the increase. The increase was also due to higher sales volumes as well as a reduction in vendor support funds. Gross margin on net sales and other revenue from operations for the year ended December 31, 2019 decreased by $87 million (10%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and automotive services labor revenues was 28% and 31% for the year ended December 31, 2019 and 2018, respectively. The additional costs to source inventory, as described above, was the primary reason for the decline. Our Automotive segment has also experienced some margin rate contraction for its services and parts businesses due to the reduction in vendor support funds and other unfavorable margin adjustments, including from a shift in aftermarket parts sales from retail to commercial, as described above.
Food Packaging
Our Food packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.
Net sales for the year ended December 31, 2019 decreased by $12 million (3%) as compared to the comparable prior year period. The decrease was primarily due to lower volumes and the unfavorable effects of foreign exchange offset in part by increases due to price and product mix. Cost of goods sold for the year ended December 31, 2019 decreased by $7 million (2%)

as compared to the comparable prior year period primarily due to lower volume. Gross margin as a percentage of net sales was 19% and 20% for the year ended December 31, 2019 and 2018, respectively.
Metals
The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the United States and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.
Net sales for the year ended December 31, 2019 decreased by $126 million (27%) compared to the comparable prior year period due to lower shipment volumes of ferrous and non-ferrous material and lower market selling prices for most grades of metal due to unfavorable market conditions and lower prices on non-ferrous residue resulting from uncertainty with the trade dispute with China.
Cost of goods sold for the year ended December 31, 2019 decreased by $98 million (22%) compared to the comparable prior year period. The decrease was primarily due to lower shipment volumes, as discussed above, and lower material costs due to lower market prices. Gross margin as a percentage of net sales was (1)% and 5% for the year ended December 31, 2019 and 2018, respectively. The decrease was primarily due to lower selling prices.
Real Estate
Real Estate revenues and expenses primarily include sales of residential units, results from club operations, rental income and expenses, including income from financing leases, and hotel, timeshare and casino operations. Sales of residential units are included in net sales in our consolidated statements of operations. Results from club and rental operations, including financing lease income, and hotel, timeshare and casino operations are included in other revenues from operations in our consolidated financial statements. Revenue from our real estate operations for the years ended December 31, 2019, 2018 and 2017 were substantially derived from income from club and rental operations.
Home Fashion
Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.
Net sales for the year ended December 31, 2019 increased by $16 million (9%) compared to the comparable prior year period due to higher sales volume attributable to a business acquired in the second quarter of 2019, offset in part by lower organic net sales of $14 million. Cost of goods sold for the year ended December 31, 2019 increased by $15 million (10%) compared to the comparable prior year period which was also attributable to the acquired business. Gross margin as a percentage of net sales was 15% for the year ended December 31, 2019 compared to 16%, with the increase primarily due to sale mix.
Mining
Our Mining segment’s performance was driven by global iron ore prices and demand for raw materials from Chinese steelmakers. Since acquiring Ferrous Resources Ltd in 2015, our Mining segment concentrated on sales in its domestic market, Brazil. As disclosed above, we sold Ferrous Resources on August 1, 2019.
Our Mining segment’s results of operations during 2019 are for the seven-month period ended August 1, 2019 and therefore, are not comparative to the full year 2018. However, the increase in our Mining segment’s net sales for the seven-month period ended August 1, 2019 compared to the year ended December 31, 2018 was due to iron ore price increases as well as volume increases.
Railcar
Our Railcar segment’s other revenues from operations primarily related to its railcar leasing revenue. On June 1, 2017 we sold American Railcar Leasing, LLC (“ARL”) along with a majority of its railcar lease fleet. We sold the remaining railcars previously owned by ARL throughout the remainder of 2017 and the first nine months of 2018.
Holding Company
Our Holding Company’s results of operations primarily reflect the interest expense on its senior unsecured notes for each of the years ended December 31, 2019, 2018 and 2017. We discuss interest expense in consolidation below. In addition, our Holding Company has investment gains and losses from debt and equity investments. During the year ended December 31, 2019, net gains and losses from investment activities were primarily attributable to unrealized losses from an equity investment offset in part by realized gains from an equity investment. During 2018, net loss from investment activities was primarily attributable to an unrealized loss from an equity investment offset in part by unrealized gains from an equity and debt investment. During 2017, unrealized gains from an equity investment was offset in part by unrealized losses from a debt investment.
Other Consolidated Results of Operations
Gain On Disposition of Assets, Net
As discussed in Note 1, "Description of Business," to the consolidated financial statements, we sold Ferrous Resources, resulting in a pretax gain on disposition of assets of $252 million for the year ended December 31, 2019.
During 2018, our Real Estate segment sold two commercial rental properties, resulting in aggregate pretax gain on disposition of assets of $89 million for the year ended December 31, 2018. In addition, our Railcar segment sold its remaining railcars previously owned by ARL, resulting in aggregate pretax gain on disposition of assets of $5 million for the year ended December 31, 2018.
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
Selling, General and Administrative
Our consolidated selling, general and administrative for the year ended December 31, 2019 decreased by $10 million (1%) as compared to the comparable prior year period. The decrease was primarily attributable to our Automotive segment as a result of certain shared service center cost reductions as well as other cost reduction initiatives offset in part by an increase from our Energy segment of $8 million primarily related to certain asset write offs in 2019 as well as increased personnel costs.
Restructuring
Our consolidated restructuring, net for the years ended December 31, 2019, 2018 and 2017 was $18 million, $21 million and $4 million, respectively, and was primarily attributable to our Food Packaging segment. During the years ended December 31, 2019 and 2018, our Food Packaging segment recorded $8 million and $9 million, respectively, of restructuring charges for employee costs relating to certain of its European operations. During the year ended December 31, 2018, our Energy segment recorded $5 million of restructuring charges for employee costs and other exit costs relating to an office closure. During the year ended December 31, 2019 and 2018, our Automotive segment recorded $6 million and $5 million, respectively, of restructuring charges primarily for exit costs relating to facility closures. Refer to Note 13, “Segment and Geographic Reporting,” to the consolidated financial statements for net restructuring charges recorded by each of our segments.
Impairment
Refer to Note 5, “Fair Value Measurements,” and Note 9, “Goodwill and Intangible Assets, Net,” to the consolidated financial statements for a discussion of impairments of assets.
Interest Expense
Our consolidated interest expense during the year ended December 31, 2019 increased by $81 million (15%) as compared the comparable prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to an increase in average due to broker balances over the respective periods as well as higher interest expense at our Holding Company as a result of certain debt offerings in the second and fourth quarters of 2019.
Income Tax Expense
Certain of our subsidiaries are partnerships not subject to taxation in our consolidated financial statements and certain other subsidiaries are corporations, or subsidiaries of corporations, subject to taxation in our consolidated financial statements. Therefore, our consolidated effective tax rate generally differs from the statutory federal tax rate. Refer to Note 15, “Income Taxes,” to the consolidated financial statements for a discussion of income taxes.
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
As of December 31, 2019, our Holding Company had cash and cash equivalents of approximately $3.0 billion and total debt of approximately $6.3 billion. As of December 31, 2019, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.3 billion. Subsequent to December 31, 2019, we invested an additional $1.0 billion in the Investment Funds. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.
Holding Company Borrowings and Availability

	December 31,
	2019	2018
	(in millions)
6.000% senior unsecured notes due 2020	$—	$1,702
5.875% senior unsecured notes due 2022	1,345	1,344
6.250% senior unsecured notes due 2022	1,211	1,213
6.750% senior unsecured notes due 2024	498	498
4.750% senior unsecured notes due 2024	498	—
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	—
5.250% senior unsecured notes due 2027	747	—
	$6,297	$5,505
Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by the Issuers and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of senior unsecured notes are payable semi-annually.
During 2019, the Issuers issued $1.250 billion in aggregate principal amount of the New 2026 Notes. The proceeds from the New 2026 Notes, together with cash on hand, were used to redeem all of our prior outstanding 6.000% senior unsecured notes due 2020, and to pay accrued interest, related fees and expenses.
In addition, during 2019, the Issuers issued $500 million in aggregate principal amount of the New 2024 Notes and $750 million in aggregate principal amount of the New 2027 Notes. The proceeds from the New 2024 Notes and the New 2027 Notes were used for general limited partnership purposes.
In January 2020, the Issuers issued an additional $600 million in aggregate principal amount of the New 2024 Notes and an additional $250 million in aggregate principal amount of the New 2027 Notes. The additional proceeds from the New 2024 Notes and the New 2027 Notes issued in January 2020, together with cash on hand, were used to redeem all of our prior outstanding 5.875% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.
Each of our senior unsecured notes and the related guarantees are the senior unsecured obligations of the Issuers and rank equally with all of the Issuers’ and the Guarantor’s existing and future senior unsecured indebtedness and senior to all of the Issuers’ and the Guarantor’s existing and future subordinated indebtedness. Each of our senior unsecured notes and the related guarantees are effectively subordinated to the Issuers’ and the Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness. Each of our senior unsecured notes and the related guarantees are also effectively subordinated to all indebtedness and other liabilities of the Issuers’ subsidiaries other than the Guarantor.

The indentures governing each of our senior unsecured notes restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of December 31, 2019, except for the New 2024 Notes and the New 2027 Notes, are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.
As of December 31, 2019, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2019, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness. However, as a result of our subsequent debt activity in January 2020, as described above, we are permitted to borrow an additional $469 million as of the date of this Report.
2019 At-The-Market Offering
On May 2, 2019, Icahn Enterprises announced the commencement of its “at-the-market” offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, during the term of the program ending on March 31, 2021, for up to $400 million in aggregate sale proceeds. During 2019, Icahn Enterprises sold 794,349 depositary units pursuant to this agreement, resulting in gross proceeds of $54 million. No assurance can be made that any or all amounts will be sold during the term of the program.
LP Unit Distributions
On February 26, 2020, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unitholder and will be paid on or about April 28, 2020 to depositary unitholders of record at the close of business on March 20, 2020.
During the year ended December 31, 2019, we declared four quarterly distributions aggregating $8.00 per depositary unit. Mr. Icahn and his affiliates elected to receive their proportionate share of these distributions in depositary units. Mr. Icahn and his affiliates owned approximately 92.0% of Icahn Enterprises’ outstanding depositary units as of December 31, 2019. In connection with these distributions, aggregate cash distributions to all depositary unitholders was $110 million during the year ended December 31, 2019.
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
Subsequent Events
Subsequent to December 31, 2019, CVR Energy declared a quarterly dividend which should result in an additional $57 million in dividends payable to us in the first quarter of 2020.
Investment Segment Liquidity
During the year ended December 31, 2019, affiliates of Mr. Icahn (excluding us and our subsidiaries) invested $220 million in the Investment Funds. Subsequent to December 31, 2019, we invested an additional $1.0 billion in the Investment Funds. In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.
Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of December 31, 2019, the Investment Funds’ had a net short notional exposure of 56%. The Investment Funds’ long exposure was 114% (112% long equity and 2% long credit and other) and its short exposure was 170% (163% short equity and 7% short credit and other). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at December 31, 2019.

Of the Investment Funds’ 114% long exposure, 105% was comprised of the fair value of its long positions (with certain adjustments) and 9% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds’ 170% short exposure, 0.13 was comprised of the fair value of our short positions and 157% was comprised of short credit default swap contracts and short broad market index swap derivative contracts.
With respect to both our long positions that are not notionalized (105% long exposure) and our short positions that are not notionalized (0.13 short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.
With respect to the notional value of our other short positions (157% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at year end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.
Other Segment Liquidity
Segment Cash and Cash Equivalents
Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	December 31,
	2019	2018
	(in millions)
Energy	$652	$668
Automotive	46	43
Food Packaging	22	46
Metals	3	20
Real Estate	53	39
Home Fashion	1	1
	$777	$817
Segment Borrowings and Availability
Segment debt consists of the following:

	December 31,
	2019	2018
	(in millions)
Energy	$1,195	$1,170
Automotive	405	372
Food Packaging	268	273
Metals	7	—
Real Estate	2	2
Home Fashion	18	4
	$1,895	$1,821

As of December 31, 2019, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

December 31, 2019
(in millions)
Energy	$443
Automotive	107
Food Packaging	7
Metals	29
Home Fashion	21
$607
The above outstanding debt and borrowing availability with respect to each of our continuing operating segments reflects third-party obligations. Certain terms of financings for certain of our businesses impose restrictions on the business’ ability to transfer funds to us, including restrictions on dividends, distribution, loans and other transactions. See Note 11, “Debt,” to the consolidated financial statements for further discussion regarding our segment debt, including information relating to maturities, interest rates and borrowing availabilities.
On January 27, 2020, CVR Energy issued $600 million in aggregate principal amount of 5.25% senior unsecured notes due 2025 and $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028. A portion of the net proceeds from the issuance of these notes were used to fund the redemption of CVR Energy’s existing senior unsecured notes due 2022. The remaining net proceeds will be used for CVR Energy’s general corporate purposes, which may include funding (i) acquisitions, (ii) capital projects, and/or (iii) share repurchases or other distributions to CVR Energy’s stockholders.
Subsidiary Stock Repurchase Program
On October 23, 2019, the Board of Directors of CVR Energy approved a stock repurchase program which would enable it to repurchase up to $300 million of its common stock from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The stock repurchase program has a duration of four years, which may be terminated by the Board of Directors of CVR Energy at any time. Repurchases, if any, including the timing, price and amount, may be made at the discretion of CVR Energy management and CVR Energy is not obligated to make any repurchases. CVR Energy did not repurchase any of its shares of common stock during 2019.
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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating Activities	Investing Activities	Financing Activities	Operating Activities	Investing Activities	Financing Activities	Operating Activities	Investing Activities	Financing Activities
	(in millions)
Holding Company	$(322)	$898	$738	$(315)	$1,729	$(102)	$(340)	$565	$73
Investment	(1,873)	—	220	(116)	—	2,018	(1,914)	—	1,900

Other Operating Segments:
Energy	747	(121)	(642)	628	(108)	(334)	248	(276)	(226)
Automotive	(134)	(104)	241	(190)	(134)	315	(284)	(302)	583
Food Packaging	—	(17)	(5)	9	(25)	46	24	(57)	8
Metals	13	(30)	5	14	(20)	(1)	17	(29)	31
Real Estate	20	(22)	(8)	412	168	(552)	110	269	(410)
Home Fashion	(4)	(27)	36	3	(4)	—	(2)	(5)	5
Mining	93	(14)	4	4	(40)	32	8	(38)	31
Railcar	—	—	—	—	—	—	94	11	(222)
Other operating segments	735	(335)	(369)	880	(163)	(494)	215	(427)	(200)
Discontinued operations	—	—	—	474	(437)	(121)	691	(580)	(280)
Total before eliminations	(1,460)	563	589	923	1,129	1,301	(1,348)	(442)	1,493
Eliminations	—	23	(23)	—	1,458	(1,458)	—	1,124	(1,124)
Consolidated	$(1,460)	$586	$566	$923	$2,587	$(157)	$(1,348)	$682	$369
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

Holding Company

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Operating Activities:
Cash payments for interest on senior unsecured notes	$(374)	$(339)	$(312)
Interest and dividend income	69	24	12
Net cash receipts (payments) for income taxes, net of refunds	7	15	(17)
Operating transactions with subsidiaries	—	13	(2)
Operating costs and other	(24)	(28)	(21)
	$(322)	$(315)	$(340)
Investing Activities:
Proceeds from sale of businesses and assets	$463	$3,187	$1,808
Proceeds from sale of investments	458	—	1
Proceeds from sale of CVR Refining common units to CVR Energy	60	—	—
Net (investments in) distributions from the Investment Funds	—	(1,708)	(1,300)
Net distributions from (investments in) other operating segments	(83)	250	56
	$898	$1,729	$565
Financing Activities:
Partnership contributions	$55	$—	$612
Partnership distributions	(112)	(97)	(81)
Payments to acquire additional interests in subsidiaries	—	(5)	(349)
Net debt transactions	795	—	11
Note (repayment) proceeds from other operating segments	—	—	(120)
	$738	$(102)	$73
Increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$1,314	$1,312	$298

The increase in interest payments in 2019 compared to 2018 is primarily due to timing of debt refinancing transactions. The increases in interest payments during 2018 compared to 2017 is due to higher interest rates on certain of our senior unsecured notes due to certain debt refinancings in the first and fourth quarters of 2017.
Interest and dividend income increased over the comparable periods primarily due to the increase in our cash balances, which were held in interest bearing accounts.
Net cash receipts (payments) for income taxes, net of refunds, is net of tax sharing (payments) receipts from certain of our consolidated subsidiaries aggregating $(3) million, $27 million and $28 million during the years ended December 31, 2019, 2018 and 2017, respectively.
Proceeds from the sale of businesses includes proceeds from the sales Ferrous Resources in 2019, Federal-Mogul, Tropicana and ARI in 2018 and ARL in 2017 (and residual sales of ARL’s remaining railcars in 2018). The cash flows with respect to each of Federal-Mogul, Tropicana and ARI are reported in discontinued operations for all periods presented and the cash proceeds from each of the sales remain with our Holding Company in continuing operations.
Proceeds from the sale of investments in 2019 related to the sale of a certain equity investment.
During 2019, we received $55 million (including $1 million from our general partner) in connection with our “at-the-market” offering pursuant to our Open Market Sale Agreement announced in May 2019, as discussed above. During 2017, we received $600 million in connection with a rights offering for Icahn Enterprises depositary units as well as $12 million from our general partner in connection with the rights offering in order to maintain its aggregate 1.99% general partner interest in Icahn Enterprises.
Payments to acquire additional interests in subsidiaries during 2018 relates to the acquisition of the remaining interests in a hotel, timeshare and casino resort property in Aruba, previously a subsidiary of Tropicana, in which we had an indirect majority controlling interest in. During 2017, we increased our ownership in Federal-Mogul and Tropicana.

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
Our Investment segment’s cash flows from financing activities for the comparable periods were due to contributions from, and distributions to, our Holding Company and Mr. Icahn and his affiliates. Our Investment segment had net cash provided by financing activities of $220 million for the year ended December 31, 2019, for contributions received from Mr. Icahn and his affiliates (excluding us). For the year ended December 31, 2018, our Investment segment had net cash provided by financing activities of $2.0 billion, which included our $1.7 billion net investment in the Investment Funds as well as $310 million received from Mr. Icahn and his affiliates (excluding us). For the year ended December 31, 2017, our Investment segment had net cash provided by financing activities of $1,900 million, which included our $1.3 billion net investment in the Investment Funds as well as $600 million received from Mr. Icahn and his affiliates (excluding us).
Other Operating Segments

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Operating Activities:
Net cash flow from operating activities before changes in operating assets and liabilities	$652	$784	$419
Changes in operating assets and liabilities	83	104	(205)
Transactions with Holding Company	—	(8)	1
	$735	$880	$215
Investing Activities:
Capital expenditures	$(250)	$(272)	$(316)
Acquisition of businesses, net of cash acquired	(39)	(15)	(249)
Proceeds from sale of assets	42	183	175
Note loan repayment from Holding Company	—	—	120
Other	(88)	(59)	(157)
	$(335)	$(163)	$(427)
Financing Activities:
Net debt and supply chain financing activity	$(37)	$(78)	$(96)
Distributions to non-controlling interests	(119)	(139)	(75)
Payments to acquire additional interests in consolidated subsidiaries	(301)	—	—
Net contributions from (distributions to) Holding Company	83	(292)	(37)
Other	5	15	8
	$(369)	$(494)	$(200)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(2)	(2)	3
Add back change in cash and restricted cash of assets held for sale	—	(8)	9
Increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$29	$213	$(400)
Our other operating segments’ net cash flow from operating activities before changes in operating assets and liabilities were primarily attributable to our Energy segment’s positive results from operations for all periods, and for 2017, were also attributable to our Railcar segment prior to the sale of its railcar lease fleet.
Changes in operating assets and liabilities for 2019 were primarily attributable to our Energy segment resulting primarily from an increase in accounts payable. Changes in operating assets and liabilities for 2018 were primarily attributable to our Real Estate segment receiving payment for its mortgage receivables relating to its 2017 sale of a development property in Las Vegas, Nevada, offset in part by changes in operating assets and liabilities for our Energy and Automotive segments. Changes in operating assets and liabilities for 2017 were primarily attributable to our Energy segment resulting from changes in the biofuel blending obligation caused by changes in RINs prices.
Capital expenditures are primarily from our Energy and Automotive segments. For the year ended December 31, 2019, our Energy segment’s capital expenditures were $121 million, primarily for maintenance, and our Automotive segment’s capital expenditures were $47 million, primarily for store improvements,. For the years ended December 31, 2018 and 2017, our Energy segment’s capital expenditures were $102 million and $120 million, respectively, and our Automotive segment’s capital expenditures were $66 million and $86 million, respectively.
Acquisition of businesses, net of cash acquired, primarily relates to our Automotive segment. Our Automotive segment’s acquisitions included various service businesses aggregating $10 million in 2019, $15 million in 2018, and the acquisitions of Precision Tune, American Driveline and various other service businesses aggregating $218 million in 2017. In addition, our Home Fashion and Metals segments acquired businesses for $21 million and $8 million, respectively, in 2019 (excluding contingent consideration not yet paid), and our Food Packaging segment acquired a casings manufacturer for $31 million in 2017.
Proceeds from sale of assets are primarily due to our Energy segment in 2019 and our Real Estate segment’s dispositions of certain properties in 2018 and 2017.
During the year ended December 31, 2017, our Railcar segment received $120 million from our Holding Company for the repayment of an intercompany loan.
Distributions to non-controlling interests were from our Energy segment for the years ended December 31, 2019, 2018 and 2017, relating to its regular quarterly dividends and distributions, excluding payments made to us.
Net distributions to and contributions from our Holding Company include the dividends and distributions paid by our Energy segment of $217 million, $192 million and $148 million for the years ended December 31, 2019, 2018 and 2017, respectively, as well as by our Real Estate segment of $24 million, $543 million and $374 million, respectively, and by our Railcar segment of $47 million in 2017. During the years ended December 31, 2019, 2018 and 2017, our Automotive segment received funds in the form of investments from our Holding Company of $276 million, $365 million and $504 million, respectively, for the acquisition of businesses, investments in 767 Auto Leasing LLC and costs associated with our Automotive segment's multi-year transformation plan. Our other operating segments received funds in the form of loans and investments from our Holding Company aggregating $17 million, $34 million and $28 million during the years ended December 31, 2019, 2018 and 2017, respectively. Our Food Packaging segment also received $50 million in 2018 in connection with a rights offering, including $44 million from our Holding Company.
Discontinued Operations

	Year Ended December 31,
	2018	2017
	(in millions)
Operating Activities:
Federal-Mogul	$225	$416
Tropicana	120	150
ARI	122	128
Transactions with Holding Company	7	(3)
	$474	$691
Investing Activities:
Federal-Mogul	$(263)	$(370)
Tropicana	(55)	(56)
ARI	(119)	(154)
	$(437)	$(580)
Financing Activities:
Federal-Mogul	$(56)	$(35)
Tropicana	(75)	(188)
ARI	(32)	(38)
Net contributions from (distributions to) Holding Company	42	(19)
	$(121)	$(280)

Consolidated Capital Spending
Refer to Note 13, “Segment and Geographic Reporting,” for a reconciliation of our segments’ capital expenditures to consolidated capital expenditures for each of the years ended December 31, 2019, 2018 and 2017.
We estimate that our consolidated capital expenditures for our continuing operating businesses to be approximately $133 million to $150 million for our Energy segment, a majority of which is planned for maintenance, $69 million for our Automotive segment, primarily for maintenance and restructuring related activities, and approximately $39 million in the aggregate for all other segments.
Our Energy segment’s petroleum business capitalized $38 million and $8 million of turnaround expenditures incurred during the years ended December 31, 2019 and 2018, respectively. The next planned major turnaround within our Energy segment’s petroleum businesses commences in the first quarter of 2020 with total estimated expenditures of $145 million to $155 million, of which $130 million to $140 million is expected to be incurred and capitalized in the spring of 2020. Turnaround expenditures are reported separately from capital expenditures in our consolidated statements of cash flows.
Consolidated Contractual Commitments and Contingencies
The following table reflects, at December 31, 2019, our contractual cash obligations, subject to certain conditions, due over the indicated periods:

	2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Debt obligations	$35	$640	$3,055	$645	$1,000	$2,751	$8,126
Financing lease obligations	20	17	15	13	12	53	130
Interest payments	506	487	393	257	210	286	2,139
Pension and other post-retirement benefit plans	10	9	9	9	9	25	71
Operating lease obligations	181	159	135	85	57	142	759
Purchase obligations	99	80	77	75	71	375	777
Letters of credit	48	—	—	—	—	—	48
Total	$899	$1,392	$3,684	$1,084	$1,359	$3,632	$12,050

Certain of CVR Energy’s and PSC Metals’ facilities are environmentally impaired. As of December 31, 2019, CVR Energy and PSC Metals have recorded environmental liabilities of $6 million and $27 million, respectively. For further discussion regarding these commitments, among others, see Note 18, “Commitments and Contingencies,” to the consolidated financial statements.
As discussed in Note 4, “Investments,” to the consolidated financial statements, we have contractual liabilities of $1,190 million related to securities sold, not yet purchased as of December 31, 2019. This amount has not been included in the table above as maturity is not subject to a contract and cannot be properly estimated.
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
Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. For each of the three years ended December 31, 2019, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.
See Note 15, “Income Taxes,” to the consolidated financial statements for further discussion regarding our income taxes.
Valuation of Investments
The fair value of our investments, including securities sold, not yet purchased, is based on observable market prices when available. Securities owned by the Investment Funds that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. Securities and other instruments for which market quotes are not readily available are valued at fair value as determined in good faith by the applicable general partner. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involves a significant degree of judgment.
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
Indefinite-lived intangible assets, such as goodwill and trademarks, held by our various segments are reviewed for impairment annually, or more frequently if impairment indicators exist. Goodwill impairment testing consists of (i) a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, and/or, if necessary, (ii) a quantitative analysis which involves comparing the fair value of our reporting units to their respective carrying values. If the fair value of the reporting unit exceeds its carrying value, no impairment is necessary. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss, equal to the difference (limited to the total amount of goodwill allocated to the tested reporting unit), is recognized in accordance with U.S. GAAP. As of December 31, 2019, our consolidated goodwill was $282 million, primarily within our Automotive segment’s Service reporting unit. We perform the annual goodwill impairment test for our Automotive segment as of October 1 of each year. Based on our annual goodwill impairment analysis for our Automotive segment, we determined that the fair value of our Automotive segment’s Service reporting unit was significantly in excess of its carrying value and therefore, no impairment is required. As of December 31, 2019, our Automotive segment had remaining goodwill of $249 million, which is allocated entirely to its Service reporting unit.
When performing the quantitative analysis for goodwill impairment testing, we base the fair value of our reporting units on consideration of various valuation methodologies, including projecting future cash flows discounted at rates commensurate with the risks involved (“DCF”). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. The inputs used to determine the fair values of our reporting units, including future cash flows, discount rates and growth rates and other assumptions involves a significant degree of judgment.
See Note 5, “Fair Value Measurements,” and Note 9, “Goodwill and Intangible Assets, Net,” to the consolidated financial statements for further discussion regarding the fair value measurements of our long-live assets as well as goodwill and intangible assets.
Recently Issued Accounting Standards
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to the consolidated financial statements for a discussion of recent accounting pronouncements applicable to us.

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
The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported in our consolidated balance sheets. Based on their respective balances as of December 31, 2019, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $921 million, $119 million and $1.8 billion, respectively. However, as of December 31, 2019, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our consolidated statements of operations would be less than the change in fair value since we have an investment of approximately 49% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 51% of the change in fair value. As of December 31, 2018, we estimated that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $687 million, $47 million and $1.0 billion, respectively and as of December 31, 2018, our investment in the Investment Funds was 50%.

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
Based on sensitivity analysis for our equity price risks as of December 31, 2019, the effect of a hypothetical 10% adverse change in market prices would result in loss of approximately $52 million for our Holding Company. As of December 31, 2018, such hypothetical loss was approximately $131 million, with the difference reflecting our sale of a significant investment during 2019 as well as a negative change in the historical price of other investments held by our Holding Company during 2019. The selected hypothetical change does not reflect what could be considered the best- or worst-case scenarios as results could be far worse due to the nature of equity markets.
Commodity Price Risk
CVR Refining, as a manufacturer of refined petroleum products, and CVR Partners, as a manufacturer of nitrogen fertilizer products, all of which are commodities, have exposure to market pricing for products sold in the future. In order to realize value from our Energy segment’s processing capacity, a positive spread between the cost of raw materials and the value of finished products must be achieved (i.e., gross margin or crack spread). The physical commodities that comprise our raw materials and finished goods are typically bought and sold at a spot or index price that can be highly variable.
Our Energy segment’s petroleum business uses a crude oil purchasing intermediary, Vitol, to purchase the majority of its non-gathered crude oil inventory for the refineries, which allows it to take title to and price its crude oil at locations in close proximity to the refineries, as opposed to the crude oil origination point, reducing its risk associated with volatile commodity prices by shortening the commodity conversion cycle time. The commodity conversion cycle time refers to the time elapsed between raw material acquisition and the sale of finished goods. In addition, the petroleum business seeks to reduce the variability of commodity price exposure by engaging in hedging strategies and transactions that will serve to protect gross margins as forecasted in the annual operating plan. With regard to its hedging activities, CVR Refining may enter into, or has entered into, derivative instruments which serve to: lock in or fix a percentage of the anticipated or planned gross margin in future periods when the derivative market offers commodity spreads that generate positive cash flows; hedge the value of inventories in excess of minimum required inventories; and manage existing derivative positions related to a change in anticipated operations and market conditions.
Interest Rate Risk
Our predominant exposure to interest rate risk is related to our Automotive and Food Packaging segments.
Automotive
Our Automotive segment has variable rate debt with a principal amount outstanding of $383 million as of December 31, 2019. A 1.0% increase in interest rates would increase interest expense by approximately $4 million on an annualized basis, thus decreasing net income by the same amount. Additionally, as of December 31, 2019, our Automotive segment has additional borrowing availability subject to variable interest rates of $107 million, which if outstanding, would increase our Automotive segment’s exposure to changes in interest rates.
Food Packaging
Our Food Packaging segment has variable rate debt with a principal amount outstanding of $261 million as of December 31, 2019. A 1.0% increase in interest rates would increase interest expense by approximately $3 million on an annualized basis, thus decreasing net income by the same amount. Additionally, as of December 31, 2019, our Food Packaging segment has additional borrowing availability subject to variable interest rates of $7 million, which if outstanding, would increase our Food Packaging segment’s exposure to changes in interest rates.
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

Food Packaging
Viskase has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which they operate. At December 31, 2019, Viskase’s most significant foreign currency exposures were Euro, Mexican peso, Polish zloty, Brazilian real and Philippine peso.
Viskase is exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect Viskase’s financial condition.
Viskase recorded translation (losses) gains in accumulated other comprehensive loss of $(3) million and $(5) million for the years ended December 31, 2019 and 2018, respectively, and recorded translation (losses) gains in earnings of $(4) million and $(6) million for the years ended December 31, 2019 and 2018, respectively.
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
Compliance Program Price Risk
As a producer of transportation fuels from petroleum, CVR Refining is required to blend biofuels into the product it produces or to purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA. CVR Refining is exposed to market risk related to volatility in the price of RINs needed to comply with the Renewable Fuel Standards. To mitigate the impact of this risk on our Energy segment’s results of operations and cash flows, CVR Refining purchased RINs when prices are deemed favorable. See Note 18, “Commitments and Contingencies,” to the consolidated financial statements for further discussion about compliance with the Renewable Fuel Standards.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners
Icahn Enterprises L.P.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2020 expressed an adverse opinion.
Change in accounting principle
As discussed in Note 2 and Note 10 to the consolidated financial statements, the Partnership has changed its method of accounting for leases in 2019 due to the adoption of FASB ASC 842, Leases (“ASC 842”).
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Adoption of new accounting principle
As described further in Note 2 to the Partnership’s consolidated financial statements, the Partnership adopted ASC 842, on January 1, 2019 which resulted in the recognition of a right-of-use asset (“ROU asset”) and a lease liability for operating leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of future lease payments. The ROU asset will be based on the liability, subject to certain adjustments.
We identified adoption of ASC 842 as a critical audit matter because it is a substantial change in accounting for leases and as such requires significant auditor judgment in obtaining sufficient appropriate audit evidence related to management’s determination of the lease liability and ROU asset and their selection of a discount rate to be applied to future lease payments.

Our audit procedures related to the adoption of ASC 842 included the following, among others.
•We tested the effectiveness of controls over management’s adoption of ASC 842, including the appropriateness of the methodology applied, accounting and business assumptions used in the analysis, and the mathematical accuracy of the overall model used to record the initial ROU asset and lease liability.
•We evaluated the independent auditor’s report on operating effectiveness of controls at the Partnership’s third-party lease software vendor, which included testing the design and operating effectiveness of the relevant user controls due to the Partnership’s reliance on the third-party software to appropriately calculate the ROU asset and lease liability.
•We verified the completeness of the population of leases that the Partnership evaluated, including analyzing agreements for embedded leases.
•We obtained and inspected a sample of lease contracts, compared the relevant inputs in the lease software to underlying lease documentation, and recalculated the related ROU asset and lease liability.
•With the assistance of our fair value specialists we evaluated the reasonableness of the Partnership’s yield curves used in the calculation by obtaining evidence from knowledgeable sources that are independent from the Partnership to benchmark, challenge and assess management’s key assumptions to different pools of leases with varying remaining terms to determine the discount rate used by the Partnership in establishing the ROU asset and lease liability.

/s/GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2004.
New York, New York
February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners
Icahn Enterprises Holdings L.P.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Icahn Enterprises Holdings L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Change in accounting principle
As discussed in Note 2 and Note 10 to the consolidated financial statements, the Partnership has changed its method of accounting for leases in 2019 due to the adoption of FASB ASC 842, Leases (“ASC 842”).
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
New York, New York
February 28, 2020

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS	(In millions, except unit amounts)
Cash and cash equivalents	$3,794	$2,656
Cash held at consolidated affiliated partnerships and restricted cash	1,151	2,682
Investments	9,945	8,337
Due from brokers	858	664
Accounts receivable, net	475	474
Inventories, net	1,812	1,779
Property, plant and equipment, net	4,541	4,688
Goodwill	282	247
Intangible assets, net	431	501
Other assets	1,350	1,461
Total Assets	$24,639	$23,489
LIABILITIES AND EQUITY
Accounts payable	$945	$832
Accrued expenses and other liabilities	1,453	1,012
Deferred tax liability	639	694
Unrealized loss on derivative contracts	1,224	36
Securities sold, not yet purchased, at fair value	1,190	468
Due to brokers	54	141
Debt	8,192	7,326
Total liabilities	13,697	10,509

Commitments and contingencies (Note 18)

Equity:
Limited partners: Depositary units: 214,078,558 and 191,366,097 units issued and outstanding at December 31, 2019 and 2018, respectively	6,268	7,350
General partner	(812)	(790)
Equity attributable to Icahn Enterprises	5,456	6,560
Equity attributable to non-controlling interests	5,486	6,420
Total equity	10,942	12,980
Total Liabilities and Equity	$24,639	$23,489

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Revenues:	(In millions, except per unit amounts)
Net sales	$9,720	$10,576	$9,306
Other revenues from operations	666	647	743
Net (loss) gain from investment activities	(1,931)	322	302
Interest and dividend income	265	148	127
Gain on disposition of assets, net	253	84	2,163
Other income (loss), net	19	—	(22)
	8,992	11,777	12,619
Expenses:
Cost of goods sold	8,212	9,002	8,220
Other expenses from operations	518	529	518
Selling, general and administrative	1,376	1,386	1,269
Restructuring	18	21	4
Impairment	2	92	87
Interest expense	605	524	655
	10,731	11,554	10,753
(Loss) income from continuing operations before income tax (expense) benefit	(1,739)	223	1,866
Income tax (expense) benefit	(20)	14	532
(Loss) income from continuing operations	(1,759)	237	2,398
(Loss) income from discontinued operations	(32)	1,764	234
Net (loss) income	(1,791)	2,001	2,632
Less: net (loss) income attributable to non-controlling interests	(693)	519	178
Net (loss) income attributable to Icahn Enterprises	$(1,098)	$1,482	$2,454

Net (loss) income attributable to Icahn Enterprises from:
Continuing operations	$(1,066)	$(238)	$2,297
Discontinued operations	(32)	1,720	157
	$(1,098)	$1,482	$2,454
Net (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(1,076)	$2,039	$2,405
General partner	(22)	(557)	49
	$(1,098)	$1,482	$2,454
Basic and diluted (loss) income per LP unit:
Continuing operations	$(5.23)	$(1.29)	$13.98
Discontinued operations	(0.15)	12.62	0.96
	$(5.38)	$11.33	$14.94
Basic and diluted weighted average LP units outstanding	200	180	161
Cash distributions declared per LP unit	$8.00	$7.00	$6.00

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net (loss) income	$(1,791)	$2,001	$2,632
Other comprehensive (loss) income, net of tax:
Translation adjustments	(2)	(86)	124
Post-retirement benefits and other	3	18	49
Other comprehensive income (loss), net of tax	1	(68)	173
Comprehensive (loss) income	(1,790)	1,933	2,805
Less: Comprehensive (loss) income attributable to non-controlling interests	(693)	512	194
Comprehensive (loss) income attributable to Icahn Enterprises	$(1,097)	$1,421	$2,611

Comprehensive (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(1,075)	$1,979	$2,559
General partner	(22)	(558)	52
	$(1,097)	$1,421	$2,611

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Equity Attributable to Icahn Enterprises
	General Partner’s (Deficit) Equity	Limited Partners’ Equity	Total Partners’ Equity	Non-controlling Interests	Total Equity
	(In millions)
Balance, December 31, 2016	$(293)	$2,485	$2,192	$5,902	$8,094
Net income	49	2,405	2,454	178	2,632
Other comprehensive income	3	154	157	16	173
Partnership distributions	(2)	(79)	(81)	—	(81)
Partnership contribution	12	600	612	—	612
Investment segment contributions	—	—	—	600	600
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(92)	(92)
Cumulative effect adjustment from adoption of accounting principle	(1)	(46)	(47)	—	(47)
Changes in subsidiary equity and other	(2)	(117)	(119)	(286)	(405)
Balance, December 31, 2017	(234)	5,402	5,168	6,318	11,486
Net (loss) income	(557)	2,039	1,482	519	2,001
Other comprehensive loss	(1)	(60)	(61)	(7)	(68)
Partnership distributions	(2)	(95)	(97)	—	(97)
Investment segment contributions	—	—	—	310	310
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(153)	(153)
Cumulative effect adjustment from adoption of accounting principle	(1)	(28)	(29)	—	(29)
Changes in subsidiary equity and other	5	92	97	(567)	(470)
Balance, December 31, 2018	(790)	7,350	6,560	6,420	12,980
Net loss	(22)	(1,076)	(1,098)	(693)	(1,791)
Other comprehensive income	—	1	1	—	1
Partnership distributions	(2)	(110)	(112)	—	(112)
Partnership contributions	1	54	55	—	55
Investment segment contributions	—	—	—	220	220
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(119)	(119)
Changes in subsidiary equity and other	1	49	50	(342)	(292)
Balance, December 31, 2019	$(812)	$6,268	$5,456	$5,486	$10,942

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:	(In millions)
Net (loss) income	$(1,791)	$2,001	$2,632
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations	32	(1,764)	(234)
Net (gain) loss from securities transactions	(570)	476	(2,273)
Purchases of securities	(4,948)	(4,810)	(781)
Proceeds from sales of securities	3,648	6,763	2,413
Purchases to cover securities sold, not yet purchased	(938)	(1,083)	(1,078)
Proceeds from securities sold, not yet purchased	1,523	1,077	1,222
Changes in receivables and payables relating to securities transactions	(220)	(1,195)	(1,704)
Gain on disposition of assets, net	(253)	(84)	(2,163)
Depreciation and amortization	519	508	518
Impairment	2	92	87
Deferred taxes	(89)	(29)	(560)
Other, net	16	123	(27)
Changes in operating assets and liabilities:
Accounts receivable, net	(33)	45	(72)
Inventories, net	(20)	(86)	(185)
Other assets	356	316	2
Accounts payable	145	(59)	130
Unrealized gain/loss on derivative contracts	1,181	(1,763)	155
Accrued expenses and other liabilities	(20)	(84)	(124)
Net cash (used in) provided by operating activities from continuing operations	(1,460)	444	(2,042)
Net cash provided by operating activities from discontinued operations	—	479	694
Net cash (used in) provided by operating activities	(1,460)	923	(1,348)
Cash flows from investing activities:
Capital expenditures	(250)	(272)	(316)
Acquisition of businesses, net of cash acquired	(39)	(15)	(249)
Purchases of investments	(50)	(60)	(77)
Proceeds from sale of investments	458	1	1
Proceeds from disposition of assets	505	3,370	1,983
Other, net	(38)	—	(80)
Net cash provided by investing activities from continuing operations	586	3,024	1,262
Net cash used in investing activities from discontinued operations	—	(437)	(580)
Net cash provided by investing activities	586	2,587	682
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	220	310	600
Partnership contributions	55	—	612
Partnership distributions	(112)	(97)	(81)
Purchase of additional interests in consolidated subsidiaries	(241)	(5)	(349)
Dividends and distributions to non-controlling interests in subsidiaries	(119)	(139)	(75)
Proceeds from Holding Company senior unsecured notes	2,507	—	2,470
Repayments of Holding Company senior unsecured notes	(1,700)	—	(2,450)
Proceeds from subsidiary borrowings	810	1,268	1,334
Repayments of subsidiary borrowings	(847)	(1,346)	(1,430)
Other, net	(7)	15	(1)
Net cash provided by financing activities from continuing operations	566	6	630
Net cash used in financing activities from discontinued operations	—	(163)	(261)
Net cash provided by (used in) financing activities	566	(157)	369
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(2)	(7)	3
Add back change in cash and restricted cash of assets held for sale	(83)	81	321
Net (decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	(393)	3,427	27
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	5,338	1,911	1,884
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$4,945	$5,338	$1,911
See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS	(In millions)
Cash and cash equivalents	$3,794	$2,656
Cash held at consolidated affiliated partnerships and restricted cash	1,151	2,682
Investments	9,945	8,337
Due from brokers	858	664
Accounts receivable, net	475	474
Inventories, net	1,812	1,779
Property, plant and equipment, net	4,541	4,688
Goodwill	282	247
Intangible assets, net	431	501
Other assets	1,350	1,493
Total Assets	$24,639	$23,521
LIABILITIES AND EQUITY
Accounts payable	$945	$832
Accrued expenses and other liabilities	1,453	1,012
Deferred tax liability	639	694
Unrealized loss on derivative contracts	1,224	36
Securities sold, not yet purchased, at fair value	1,190	468
Due to brokers	54	141
Debt	8,195	7,330
Total liabilities	13,700	10,513

Commitments and contingencies (Note 18)

Equity:
Limited partner	6,328	7,452
General partner	(875)	(864)
Equity attributable to Icahn Enterprises Holdings	5,453	6,588
Equity attributable to non-controlling interests	5,486	6,420
Total equity	10,939	13,008
Total Liabilities and Equity	$24,639	$23,521

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Revenues:	(In millions)
Net sales	$9,720	$10,576	$9,306
Other revenues from operations	666	647	743
Net (loss) gain from investment activities	(1,931)	322	302
Interest and dividend income	265	148	127
Gain on disposition of assets, net	253	84	2,163
Other income (loss), net	19	—	(22)
	8,992	11,777	12,619
Expenses:
Cost of goods sold	8,212	9,002	8,220
Other expenses from operations	518	529	518
Selling, general and administrative	1,376	1,386	1,269
Restructuring	18	21	4
Impairment	2	92	87
Interest expense	604	523	653
	10,730	11,553	10,751
(Loss) income from continuing operations before income tax (expense) benefit	(1,738)	224	1,868
Income tax (expense) benefit	(20)	14	532
(Loss) income from continuing operations	(1,758)	238	2,400
(Loss) income from discontinued operations	(32)	1,764	234
Net (loss) income	(1,790)	2,002	2,634
Less: net (loss) income attributable to non-controlling interests	(693)	519	178
Net (loss) income attributable to Icahn Enterprises Holdings	$(1,097)	$1,483	$2,456

Net (loss) income attributable to Icahn Enterprises Holdings from:
Continuing operations	$(1,065)	$(237)	$2,299
Discontinued operations	(32)	1,720	157
	$(1,097)	$1,483	$2,456
Net (loss) income attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$(1,086)	$2,060	$2,431
General partner	(11)	(577)	25
	$(1,097)	$1,483	$2,456

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net (loss) income	$(1,790)	$2,002	$2,634
Other comprehensive (loss) income, net of tax:
Translation adjustments	(2)	(86)	124
Post-retirement benefits and other	3	18	49
Other comprehensive income (loss), net of tax	1	(68)	173
Comprehensive (loss) income	(1,789)	1,934	2,807
Less: Comprehensive (loss) income attributable to non-controlling interests	(693)	512	194
Comprehensive (loss) income attributable to Icahn Enterprises Holdings	$(1,096)	$1,422	$2,613

Comprehensive (loss) income attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$(1,085)	$2,000	$2,587
General partner	(11)	(578)	26
	$(1,096)	$1,422	$2,613

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Equity Attributable to Icahn Enterprises Holdings
	General Partner’s Equity (Deficit)	Limited Partner’s Equity	Total Partners’ Equity	Non-controlling Interests	Total Equity
	(In millions)
Balance, December 31, 2016	$(316)	$2,533	$2,217	$5,902	$8,119
Net income	25	2,431	2,456	178	2,634
Other comprehensive income	2	155	157	16	173
Partnership distributions	(1)	(80)	(81)	—	(81)
Partnership contribution	6	606	612	—	612
Investment segment contributions	—	—	—	600	600
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(92)	(92)
Cumulative effect adjustment from adoption of accounting principle	—	(47)	(47)	—	(47)
Changes in subsidiary equity and other	(2)	(117)	(119)	(286)	(405)
Balance, December 31, 2017	(286)	5,481	5,195	6,318	11,513
Net (loss) income	(577)	2,060	1,483	519	2,002
Other comprehensive loss	(1)	(60)	(61)	(7)	(68)
Partnership distributions	(1)	(96)	(97)	—	(97)
Investment segment contributions	—	—	—	310	310
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(153)	(153)
Cumulative effect adjustment from adoption of accounting principle	—	(29)	(29)	—	(29)
Changes in subsidiary equity and other	1	96	97	(567)	(470)
Balance, December 31, 2018	(864)	7,452	6,588	6,420	13,008
Net loss	(11)	(1,086)	(1,097)	(693)	(1,790)
Other comprehensive income	—	1	1	—	1
Partnership distributions	(2)	(142)	(144)	—	(144)
Partnership contributions	1	54	55	—	55
Investment segment contributions	—	—	—	220	220
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(119)	(119)
Changes in subsidiary equity and other	1	49	50	(342)	(292)
Balance, December 31, 2019	$(875)	$6,328	$5,453	$5,486	$10,939

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:	(In millions)
Net (loss) income	$(1,790)	$2,002	$2,634
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Income from discontinued operations	32	(1,764)	(234)
Net (gain) loss from securities transactions	(570)	476	(2,273)
Purchases of securities	(4,948)	(4,810)	(781)
Proceeds from sales of securities	3,648	6,763	2,413
Purchases to cover securities sold, not yet purchased	(938)	(1,083)	(1,078)
Proceeds from securities sold, not yet purchased	1,523	1,077	1,222
Changes in receivables and payables relating to securities transactions	(220)	(1,195)	(1,704)
Gain on disposition of assets, net	(253)	(84)	(2,163)
Depreciation and amortization	519	508	518
Impairment	2	92	87
Deferred taxes	(89)	(29)	(560)
Other, net	15	122	(29)
Changes in operating assets and liabilities
Accounts receivable, net	(33)	45	(72)
Inventories, net	(20)	(86)	(185)
Other assets	356	316	2
Accounts payable	145	(59)	130
Unrealized gain/loss on derivative contracts	1,181	(1,763)	155
Accrued expenses and other liabilities	(20)	(84)	(124)
Net cash (used in) provided by operating activities from continuing operations	(1,460)	444	(2,042)
Net cash provided by operating activities from discontinued operations	—	479	694
Net cash (used in) provided by operating activities	(1,460)	923	(1,348)
Cash flows from investing activities:
Capital expenditures	(250)	(272)	(316)
Acquisition of businesses, net of cash acquired	(39)	(15)	(249)
Purchases of investments	(50)	(60)	(77)
Proceeds from sale of investments	458	1	1
Proceeds from disposition of assets	505	3,370	1,983
Other, net	(38)	—	(80)
Net cash provided by investing activities from continuing operations	586	3,024	1,262
Net cash used in investing activities from discontinued operations	—	(437)	(580)
Net cash provided by investing activities	586	2,587	682
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	220	310	600
Partnership contributions	55	—	612
Partnership distributions	(112)	(97)	(81)
Purchase of additional interests in consolidated subsidiaries	(241)	(5)	(349)
Dividends and distributions to non-controlling interests in subsidiaries	(119)	(139)	(75)
Proceeds from Holding Company senior unsecured notes	2,507	—	2,470
Repayments of Holding Company senior unsecured notes	(1,700)	—	(2,450)
Proceeds from subsidiary borrowings	810	1,268	1,334
Repayments of subsidiary borrowings	(847)	(1,346)	(1,430)
Other, net	(7)	15	(1)
Net cash provided by financing activities from continuing operations	566	6	630
Net cash used in financing activities from discontinued operations	—	(163)	(261)
Net cash provided by (used in) financing activities	566	(157)	369
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(2)	(7)	3
Add back change in cash and restricted cash of assets held for sale	(83)	81	321
Net (decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	(393)	3,427	27
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	5,338	1,911	1,884
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$4,945	$5,338	$1,911
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
Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2019. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 92.0% of Icahn Enterprises’ outstanding depositary units as of December 31, 2019.
Description of Operating Businesses
We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with our Holding Company. Our historical results also report the results of our Mining segment, until sold on August 1, 2019, and our Railcar segment through the date we sold our last remaining railcars on lease, which occurred in the third quarter of 2018. See Note 13, “Segment and Geographic Reporting,” for a reconciliation of each of our reporting segment’s results of operations to our consolidated results. Certain additional information with respect to our segments are discussed below.
Investment
Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. We and certain of Mr. Icahn’s wholly-owned affiliates are the only investors in the Investment Funds. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair market value of approximately $4.3 billion and $5.1 billion as of December 31, 2019 and 2018, respectively.
Energy
We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy has a general partner interest in each of CVR Refining and CVR Partners. In addition, CVR Energy is the sole limited partner of CVR Refining and owns 34.4% of the outstanding common units of CVR Partners as of December 31, 2019.
As of December 31, 2019, we owned approximately 70.8% of the total outstanding common stock of CVR Energy.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prior to this, on August 1, 2018, CVR Energy completed an exchange offer whereby CVR Refining’s public unitholders tendered a total of 21,625,106 common units of CVR Refining in exchange for 13,699,549 shares of CVR Energy common stock. In connection with this transaction, our equity attributable to Icahn Enterprises and Icahn Enterprises Holdings increased by $99 million.
Automotive
We conduct our Automotive segment through our wholly-owned subsidiary, Icahn Automotive Group LLC (“Icahn Automotive”). Icahn Automotive is engaged in the retail and wholesale distribution of automotive parts in the aftermarket (“aftermarket parts”) as well as providing automotive repair and maintenance services (“automotive services”) to its customers. Icahn Automotive’s aftermarket parts and automotive services businesses serve different customer channels and have distinct strategies, opportunities and requirements. As a result, the board of directors of Icahn Automotive has approved the separation of its aftermarket parts and automotive services businesses into two independent operating companies, each with its own Chief Executive Officer and management teams, and both of which are supported by a central shared service group.
Icahn Automotive is the parent company of various automotive businesses acquired in recent years, including the franchise businesses of Precision Tune Auto Care (“Precision Tune”) and American Driveline Systems, the franchisor of AAMCO and Cottman Transmission service centers (“American Driveline”). Precision Tune and American Driveline were acquired in 2017 for an aggregate purchase price of $162 million. Our Automotive segment also includes our separate equity method investment in 767 Auto Leasing LLC (“767 Leasing”), a joint venture created by us to purchase vehicles for lease, as described further in Note 3, “Related Party Transactions.” Although 767 Leasing is separate from Icahn Automotive, we include it as a component of our Automotive segment due to the nature of the joint venture activities.
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
Metals
We conduct our Metals segment through our indirect wholly-owned subsidiary, PSC Metals, LLC (“PSC Metals”). PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers.
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
In August 2017, our Real Estate segment sold a development property in Las Vegas, Nevada for $600 million, resulting in a pretax gain on disposition of assets of $456 million. The transaction included cash proceeds from the sale of $225 million and two tranches of seller financing totaling $375 million (including a $345 million first-lien mortgage and a $30 million second-lien mortgage). The seller financing receivables were received in full during 2018.

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
On December 5, 2018, we announced a definitive agreement to sell Ferrous Resources for total consideration of $550 million (including repaid indebtedness). This transaction met all the criteria to be classified as held for sale on December 5, 2018 upon execution of the definitive agreement. On August 1, 2019, we closed on the sale of Ferrous Resources. Our proportionate share of the cash proceeds from the sale, net of adjustments, was $463 million. As a result of the sale of Ferrous Resources, our Mining segment recorded a pretax gain on disposition of assets of $252 million in 2019. Subsequent to the sale, we no longer operate an active Mining segment.
Railcar
We conducted our Railcar segment through our wholly-owned subsidiary, American Railcar Leasing, LLC (“ARL”). ARL operated a leasing business consisting of purchased railcars leased to third parties under operating leases.
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
As a result of the sale of all remaining railcars during 2018, our business no longer includes an active Railcar segment.
Description of Discontinued Operating Businesses
We also report discontinued operations previously reported in our Automotive and Railcar segments and former Gaming segment. In addition below, see Note 14, “Discontinued Operations,” for additional information with respect to our discontinued operating businesses.
Automotive
Our discontinued Automotive operations consists of our previously wholly-owned subsidiary, Federal-Mogul LLC (“Federal-Mogul”). During January 2017, we increased our ownership in Federal-Mogul from 82.0% to 100% for an aggregate purchase price of $305 million.
On October 1, 2018, we closed on the previously announced sale of Federal-Mogul to Tenneco Inc. (“Tenneco”). In connection with the sale, we received $800 million in cash and approximately 29.5 million shares of Tenneco common stock, of which approximately 23.8 million shares are non-voting shares that will convert to voting shares if and when sold. The remaining approximately 5.7 million voting shares received by us represents approximately 9.9% of the aggregate voting interest in Tenneco. There were restrictions on how many shares of Tenneco common stock that could be sold by us within the first 150 days after the closing of the sale. The voting and non-voting shares of Tenneco common stock have the same economic value. As of October 1, 2018, the approximately 29.5 million voting and non-voting shares of Tenneco common stock had a fair market value of approximately $1.2 billion, which our Holding Company will hold and record as a Level 1 investment measured at fair value on a recurring basis. In addition, Federal-Mogul’s outstanding debt was assumed by Tenneco.
As a result of the sale of Federal-Mogul, we recorded a pretax gain on sale of discontinued operations attributable to Icahn Enterprises of $251 million in the fourth quarter of 2018.
Gaming
Our discontinued Gaming operations consists of our previous majority ownership in Tropicana Entertainment Inc. (“Tropicana”) and the Trump Taj Mahal Casino Resort (“Taj Mahal”). In August 2017, we increased our ownership in Tropicana from 72.5% to 83.9% through a tender offer for additional shares of Tropicana common stock not already owned by us for an aggregate purchase price of $95 million. In addition, Tropicana repurchased and retired shares of its common stock in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
connection with this tender offer for an aggregate purchase price of $36 million. Taj Mahal closed in October 2016 and was subsequently sold on March 31, 2017.
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
Principles of Consolidation
As of December 31, 2019, our consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to variable interest entities (“VIEs”) in which we are the primary beneficiary. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights, which are the rights underlying the limited partners’ ability to dissolve the limited partnership or otherwise remove the general partners, held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs.
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
Change in Accounting Principle
Effective January 1, 2019, CVR Energy revised its accounting policy method for the costs of planned major maintenance activities (“turnarounds”) specific to its petroleum business from being expensed as incurred (the direct expensing method) to the deferral method. Turnarounds are planned shutdowns of refinery processing units for significant overhaul and refurbishment. Under the deferral method, the costs of turnarounds are deferred and amortized on a straight-line basis over a four-year period, which represents the estimated time until the next turnaround occurs. The new method of accounting for turnarounds is considered preferable as it is more consistent with the accounting policy of CVR Energy’s peer companies and better reflects the economic substance of the benefits earned from turnaround expenditures. The comparative consolidated balance sheet as of December 31, 2018 and the consolidated statements of operations and cash flows for the years ended December 31, 2018 and 2017 have been retrospectively adjusted to apply the new accounting method. These turnaround costs, and related accumulated amortization, are included within other assets in the consolidated balance sheets. The amortization expense related to turnaround costs is included in cost of goods sold in the consolidated statement of operations. CVR Partners will continue to follow the direct expensing method, therefore this change had no impact on its current or comparative consolidated financial statements.
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
The impact of the accounting change on our statements of operations is summarized as follows:

	Year Ended December 31, 2018			Year Ended December 31, 2017
	As Historically Stated	Effect of Accounting Change	As Currently Stated	As Historically Stated	Effect of Accounting Change	As Currently Stated
Total revenues	$11,777	$—	$11,777	$12,619	$—	$12,619
Expenses:
Cost of goods sold	8,947	55	9,002	8,258	(38)	8,220
All other expenses	2,552	—	2,552	2,533	—	2,533
Total expenses	11,499	55	11,554	10,791	(38)	10,753
Income from continuing operations before income tax expense	278	(55)	223	1,828	38	1,866
Income tax expense	4	10	14	529	3	532
Income from continuing operations	282	(45)	237	2,357	41	2,398
Less: Income from continuing operations attributable to non-controlling interests	495	(20)	475	84	17	101
Income from continuing operations attributable to Icahn Enterprises	$(213)	$(25)	$(238)	$2,273	$24	$2,297
Net income attributable to Icahn Enterprises	$1,507	$(25)	$1,482	$2,430	$24	$2,454

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
Reclassifications
Certain reclassifications have been made from prior year presentations to conform to the current year presentation.
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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table includes balances of assets and liabilities of VIE’s included in Icahn Enterprises Holdings’ consolidated balance sheets.

	December 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$42	$420
Cash held at consolidated affiliated partnerships and restricted cash	989	2,648
Investments	9,207	6,951
Due from brokers	858	664
Inventories, net	54	380
Property, plant and equipment, net	1,123	3,023
Intangible assets, net	258	278
Other assets	260	932
Accounts payable, accrued expenses and other liabilities	1,338	523
Securities sold, not yet purchased, at fair value	1,190	468
Due to brokers	54	141
Debt	633	1,171

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
The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our debt as of December 31, 2019 was approximately $8.2 billion and $7.7 billion, respectively. The carrying value and estimated fair value of our debt as of December 31, 2018 was approximately $7.3 billion and $7.3 billion, respectively.
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
Acquisition, Investments and Disposition of Entities under Common Control
Acquisitions or investments of entities under common control are reflected in a manner similar to pooling of interests. The general partner’s capital account or non-controlling interests, as applicable, are charged or credited for the difference between the consideration we pay for the entity and the related entity’s basis prior to our acquisition or investment. Net gains or losses of an acquired entity prior to its acquisition or investment date are allocated to the general partner’s capital account or non-controlling interests, as applicable. In allocating gains and losses upon the sale of a previously acquired common control entity,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
we allocate a gain or loss for financial reporting purposes by first restoring the general partner’s capital account or non-controlling interests, as applicable, for the cumulative charges or credits relating to prior periods recorded at the time of our acquisition or investment and then allocating the remaining gain or loss (“Common Control Gains or Losses”) among our general partner, limited partners and non-controlling interests, as applicable, in accordance with their respective ownership percentages. In the case of acquisitions of entities under common control, such Common Control Gains or Losses are allocated in accordance with their respective partnership percentages under the Amended and Restated Agreement of Limited Partnership dated as of May 12, 1987, as amended from time to time (together with the partnership agreement of Icahn Enterprises Holdings, the “Partnership Agreement”) (i.e., 98.01% to the limited partners and 1.99% to the general partner).
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
Cash Held at Consolidated Affiliated Partnerships and Restricted Cash
Our cash held at consolidated affiliated partnerships balance was $86 million and $2,648 million as of December 31, 2019 and 2018, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, is not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.
Our restricted cash balance was $1,065 million and $34 million as of December 31, 2019 and 2018, respectively. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions.
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
Investments held by our Investment segment are carried at fair value. Our Investment segment applies the fair value option to those investments that are otherwise subject to the equity method of accounting.
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
Due From Brokers. Due from brokers represents cash balances with the Investment Funds’ clearing brokers. These funds as well as fully-paid for and marginable securities are essentially restricted to the extent that they serve as collateral against securities sold, not yet purchased. Due from brokers may also include unrestricted balances with derivative counterparties.
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
Fair Value Option for Financial Assets and Financial Liabilities
The fair value option gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value pursuant to the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. In estimating the fair value for financial instruments for which the fair value option has been elected, we use the valuation methodologies in accordance to where the financial instruments are classified within the fair value hierarchy as discussed in Note 5, “Fair Value Measurements.” For our Investment segment, we apply the fair value option to our investments that would otherwise be accounted under the equity method.
Derivatives
From time to time, our subsidiaries enter into derivative contracts, including purchased and written option contracts, swap contracts, futures contracts and forward contracts. U.S. GAAP requires recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of accumulated other comprehensive loss and subsequently recognized in earnings when the hedged item affects earnings. The change in fair value of the ineffective portion of a financial instrument, determined using the hypothetical derivative method, is recognized in earnings immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in earnings. Cash flows related to hedging activities are included in the operating section of the consolidated statements of cash flows. For further information regarding our derivative contracts, see Note 6, “Financial Instruments.”
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
Automotive, Food Packaging, and Home Fashion
Our Automotive, Food Packaging and Home Fashion segment inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out basis method (“FIFO”), except for our Automotive segment, which also utilizes weighted-average cost and the last-in, first-out method for certain of its subsidiaries. Inventory recorded using the last-in, first-out method was $869 million and $846 million as of December 31, 2019 and 2018, respectively, all of which relates to finished goods. The cost of manufactured goods includes the cost of direct materials, labor and manufacturing overhead. Our Automotive, Food Packaging and Home Fashion segments reserve for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets primarily include trademarks and brand names acquired in acquisitions. For a complete discussion of the impairment of goodwill and indefinite-lived intangible assets related to our various segments, see Note 9, “Goodwill and Intangible Assets, Net.”
Goodwill
Goodwill is determined as the excess of fair value over amounts attributable to specific tangible and intangible net assets. Goodwill is reviewed for impairment annually, or more frequently if impairment indicators exist. An impairment exists when a reporting unit’s carrying value exceeds its fair value. When performing the goodwill impairment testing, we first consider qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors include considering macroeconomic conditions, industry and market conditions, overall financial performance and other factors. If necessary, a quantitative impairment test is performed. When a quantitative impairment test is performed, a reporting units’ fair value is based on valuation techniques using the best available information, primarily discounted cash flows projections, guideline transaction multiples, and multiples of current and future earnings. The impairment charge, if any, is the excess of the tested reporting unit’s carrying value over its fair value, limited to the total amount of goodwill allocated to the tested reporting unit.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets are stated at fair value established at acquisition or cost. These indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators exist. An impairment exists when a trademark or brand names’ carrying value exceeds its fair value. The fair values of these assets are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. The impairment charge, if any, is the excess of the assets carrying value over its fair value.
Pension and Other Post-Retirement Benefit Plan Obligations
Post-retirement benefit liabilities were $73 million and $77 million as of December 31, 2019 and 2018, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included in the limited partners and general partner components of equity in the consolidated balance sheets in the amounts of $89 million and $85 million as of December 31, 2019 and 2018, respectively. Refer to Note 16, “Changes in Accumulated Other Comprehensive Loss,” for further information.
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
Leases
As discussed below, on January 1, 2019, we adopted FASB ASC Topic 842, Leases, using the modified retrospective approach, which does not require the application of this Topic to periods prior to January 1, 2019. The application of this Topic requires the recognition of right-of-use assets and related lease liabilities on the balance sheet for operating leases in which we are the lessee beginning in 2019. Financing leases under current U.S. GAAP are classified and accounted for in substantially the same manner as capital leases under prior U.S. GAAP and therefore, we do not distinguish between financing leases and capital leases unless the context requires.
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
All Segments and Holding Company
Leases are classified as either operating or financing by the lessee depending on whether or not the lease terms provide for control of the underlying asset to be transferred to the lessee. When control transfers to the lessee, we classify the lease as a financing lease. All other leases are recorded as operating leases. Effective January 1, 2019, for all leases with an initial lease term in excess of twelve months, we record a right-of-use asset with a corresponding liability in the consolidated balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at commencement of the lease based on the present value of the lease payments over the lease term. Right-of-use assets are adjusted for any lease payments made on or before commencement of the lease, less any lease incentives received. As most of our leases do not provide an implicit rate, we use the incremental borrowing rate with respect to each of our businesses based on the information available at commencement of the lease in determining the present value of lease payments. We use the implicit rate when readily determinable. The lease terms used in the determination of our right-of-use assets and lease liabilities reflect any options to extend or terminate the lease when it is reasonably certain that we will exercise such option. We and our subsidiaries, independently of each other, apply a portfolio approach to account for the right-of-use assets and lease liabilities when we or our subsidiaries do not believe that applying the portfolio approach would be materially different from accounting for right-of-use assets and lease liabilities individually.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating lease costs are recorded as a single expense recognized on a straight-line basis over the lease term. Operating lease right-of-use assets are amortized for the difference between the straight-line expense less the accretion of interest of the related lease liability. Financing lease costs consists of interest expense on the financing lease liability as well as amortization of the right-of-use financing lease assets on a straight-line basis over the lease term.
Real Estate
Leases are classified as either operating, sales-type or direct financing by the lessor. Our Real Estate segment’s net lease portfolio consists of commercial real estate leased to others under long-term operating leases and we account for these leases in accordance with FASB ASC Topic 842. These assets leased to others are recorded at cost, net of accumulated depreciation, and are included in property, plant and equipment, net on our consolidated balance sheets. Assets leased to others are depreciated on a straight-line basis over the useful lives of the assets, ranging from 5 years to 39 years. Lease revenue is recognized on a straight-line basis over the lease term. Cash receipts for all lease payments received are included in net cash flows from operating activities in the consolidated statements of cash flows. Our Real Estate segment’s accounting policy for assets leased to others is not significantly different from prior periods.
Revenue From Contracts With Customers and Contract Balances
Due to the nature of our business, we derive revenue from various sources in various industries. With the exception of all of our Investment segment’s and our Holding Company’s revenues, and our Real Estate segment’s leasing revenue, our revenue is generally derived from contracts with customers in accordance with U.S. GAAP. Such revenue from contracts with customers are included in net sales and other revenues from operations in the consolidated statements of operations; however, our Real Estate segment’s leasing revenue, as disclosed in Note 10, “Leases,” is also included in other revenues from operations. Related contract assets are included in accounts receivable, net or other assets and related contract liabilities are included in accrued expenses and other liabilities in the consolidated balance sheets. Our disaggregation of revenue information includes our net sales and other revenues from operations for each of our reporting segments as well as additional disaggregation of revenue information for our Energy and Automotive segments. See Note 13, “Segment and Geographic Reporting,” for our complete disaggregation of revenue information. In addition, we disclose additional information with respect to revenue from contracts with customers and contract balances for our Energy and Automotive segments below.
Energy
Revenue: Our Energy segment revenues from the sale of petroleum products are recorded upon delivery of the products to customers, which is the point at which title is transferred and the customer has assumed the risk of loss. This generally takes place as product passes into the pipeline, as a product transfer order occurs within a pipeline system, or as product enters equipment or locations supplied or designated by the customer. For our Energy segment’s nitrogen fertilizer products sold, revenues are recorded at the point in time at which the customer obtains control of the product, which is generally upon delivery and acceptance by the customer. Nitrogen fertilizer products are sold on a wholesale basis under a contract or by purchase order. Excise and other taxes collected from customers and remitted to governmental authorities by our Energy segment are not included in reported revenues.
The petroleum business’ contracts with its customers state the terms of the sale, including the description, quantity, and price of each product sold. Depending on the product sold, and the type of contract, payments from customers are generally due in full within 30 days of product delivery or invoice date. Many of the petroleum business’ contracts have index-based pricing which is considered variable consideration that should be estimated in determining the transaction price. Our Energy segment determined that it does not need to estimate the variable consideration because the uncertainty related to the consideration is resolved on the pricing date or the date when the product is delivered. The nitrogen fertilizer business has an immaterial amount of variable consideration for contracts with an original duration of less than a year. A small portion of the nitrogen fertilizer partnership’s revenue includes contracts extending beyond one year and contain variable pricing in which the majority of the variability is attributed to the market-based pricing. The nitrogen fertilizer business’ contracts do not contain a significant financing component.
Our Energy segment generally provides no warranty other than the implicit promise that goods delivered are free of liens and encumbrances and meet the agreed upon specifications. In addition, product returns are very rare and are accounted for as they occur; however, contracts do include provisions which state that the petroleum business will except returns of off-spec product, refund the customer, provide on-spec product, and pay for damages to any customer equipment which resulted from off-spec product. Typically, if a customer is not satisfied with a product, the price is adjusted downward instead of the product being returned or exchanged.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2019, our Energy segment had $9 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize approximately $4 million of these performance obligations as revenue by the end of 2020 and the remaining balance thereafter.
Contract balances: Our Energy segment’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $28 million and $69 million as of December 31, 2019 and 2018, respectively. Deferred revenue is included in accrued expense and other liabilities in the consolidated balance sheets. For the year ended December 31, 2019 and 2018, our Energy segment recorded revenue of $68 million and $34 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective year.
Automotive
Revenue: Our Automotive segment recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Our Automotive segment revenue from retail and commercial parts sales is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. Automotive service revenues are recognized on completion of the service and consist of products and the labor charged for installing products or maintaining or repairing vehicles. Automotive services labor revenues are included in other revenues from operations in our consolidated statements of operations; however, the sale of any installed parts or materials related to automotive services are included in net sales. Our Automotive segment recognizes revenues from extended warranties offered to its customers on tires its sells, including lifetime warranties for road hazard assistance (recognized over 3 years) and 1-year, 3-year and lifetime plans for alignments (recognized over 1 year, 3 years and 5 years, respectively), for which it receives payment upfront. Revenues from extended warranties are recognized over the term of the warranty contract with the satisfaction of its performance obligations measured using the output method. Our Automotive segment recognizes revenues from franchise fees, which it receives payment upfront, and franchise royalties, for which it receives payment over time. Revenues from upfront franchise fees are recognized at the time the store opens, as that is when our Automotive segment’s performance obligations are deemed complete, and revenues from franchise royalties are recognized in the period in which royalties are earned, generally based on a percentage of franchise sales.
Contract balances: Our Automotive segment has deferred revenue with respect to extended warranty plans of $42 million and $42 million as of December 31, 2019 and 2018, respectively, which are included in accrued expenses and other liabilities in our consolidated balance sheets. For the year ended December 31, 2019 and 2018, our Automotive segment recorded revenue of $21 million and $18 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective year. For deferred revenue outstanding as of December 31, 2019, our Automotive segment expects to recognize approximately $21 million in 2020 and the remainder thereafter.
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
Metals
Our Metals segment’s primary source of revenue is from the sale of processed ferrous scrap metal, non-ferrous scrap metals, steel pipe and steel plate. PSC Metals also generates revenues from sales of secondary plate and pipe, the brokering of scrap metals and from services performed. All sales are recognized when title passes to the customer. Revenues from services are recognized as the service is performed. Sales adjustments related to price and weight differences are reflected as a reduction of revenues when settled.
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
Mining
Our Mining segment recognized revenue when title, ownership, and risk of loss pass to the customer, all of which occur upon shipment or delivery of the product and is based on the applicable shipping terms. Revenue was measured at the fair value of the consideration received or receivable, with any adjustments as a result of provisional pricing recorded against revenue.
Other Revenue and Expense Recognition
Real Estate
Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. Substantially all of the property comprising our net lease portfolio is leased to others under long-term net leases and we account for these leases in accordance with applicable U.S. GAAP. We account for our leases as follows: (i) for operating leases, revenue is recognized on a straight line basis over the lease term and (ii) for financing leases (x) minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease and (y) unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.
Railcar
Revenue recognition: Revenues from railcar leasing were generated from operating leases that were priced as an integrated service that includes amounts related to executory costs, such as certain maintenance, insurance, and ad valorem taxes and are recognized on a straight-line basis per terms of the underlying lease. If railcars were sold under a lease that is less than one year old, the proceeds from the railcars sold that were on lease will be shown on a gross basis in revenues and cost of revenues at the time of sale. Sales of leased railcars that have been on lease for more than one year were recognized as a net gain or loss from the disposal of the long-term asset as a component of earnings from operations. During the year ended December 31, 2017, our Railcar segment recognized $165 million of revenue from operating leases, prior to our sale of ARL.
Energy
Shipping Costs: Our Energy segment’s pass-through finished goods delivery costs reimbursed by customers are reported in net sales, while an offsetting expense is included in cost of goods sold.
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
In addition, at our Holding Company, financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalent deposits. These cash and cash equivalent deposits are maintained with several financial institutions. The deposits held at the various financial institutions may exceed federally insured limits. Exposure to this credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings and, therefore, these deposits bear minimal credit risk.
Adoption of New Accounting Standards
Lease Accounting Standards Updates
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases. This ASU requires the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. In addition, among other changes to the accounting for leases, this ASU retains the distinction between finance leases and operating leases. The classification criteria for distinguishing between financing leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under previous guidance. Furthermore, quantitative and qualitative disclosures, including disclosures regarding significant judgments made by management, will be required. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments in this ASU should be applied using a modified retrospective approach. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which provides an additional (and optional) transition method to adopt the new leases standard. We adopted the new leases standards using the new transition method option effective January 1, 2019, which required a cumulative-effect adjustment recognized in equity at such date. No adjustment to prior period presentation and disclosure were required. The most significant impact related to the recognition of right-of-use assets and lease liabilities in the consolidated balance sheets for long-term operating leases with the significant majority of the impact within our Automotive segment, and to a lesser extent, our Energy and Food Packaging segments. Our Automotive segment has identified approximately 2,300 leases, primarily for real estate (operating leases) and vehicles (financing leases) and recognized operating lease right-of-use assets of $589 million (which includes the impact of above market leases, net of below market leases) and related liabilities of $621 million as of January 1, 2019 as well as additional financing lease right-of-use assets and obligations of $20 million and $22 million, respectively. Our Energy segment recognized operating lease right-of-use assets and liabilities of $56 million and additional financing lease right-of-use assets and obligations of $26 million and $23 million, respectively, as of January 1, 2019. Our Food Packaging segment recognized operating lease right-of-use assets and liabilities of $35 million and $39 million, respectively, as of January 1, 2019. The aggregate impact for all other segments and our Holding Company was the recognition of operating lease right-of-use assets and liabilities of $34 million and $28 million, respectively, as of January 1, 2019.
Other Accounting Standards Updates
In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends FASB ASC Sub-Topic 310-20, Receivables-Nonrefundable Fees and Other Costs. This ASU amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We have adopted this standard on January 1, 2019 using the modified retrospective application method. The adoption of this standard did not have a significant impact on our consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends FASB ASC Topic 815, Derivatives and Hedging. This ASU includes amendments to existing guidance to better align

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We have adopted this standard on January 1, 2019. The adoption of this standard did not have a significant impact on our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends FASB ASC Topic 220, Income Statement - Reporting Comprehensive Income. This ASU allows a reclassification out of accumulated other comprehensive loss within equity for standard tax effects resulting from the Tax Cuts and Jobs Act and consequently, eliminates the stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We have adopted this standard effective on January 1, 2019. See Note 16, “Changes in Accumulated Other Comprehensive Loss,” for the impact on our accumulated other comprehensive loss, which is attributable to our Food Packaging segment.
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
Investment Funds
During the years ended December 31, 2019, 2018 and 2017, Mr. Icahn and his affiliates (excluding us) invested $220 million, $310 million and $600 million, respectively, in the Investment Funds, net of redemptions. As of December 31, 2019

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and 2018, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.5 billion and $5.0 billion, respectively, representing approximately 51% and 50% of the Investment Funds’ assets under management as of each respective date.
We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the years ended December 31, 2019, 2018 and 2017, $23 million, $12 million and $13 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.
Hertz Global Holdings, Inc.
As discussed in Note 4, “Investments,” the Investment Funds have an investment in the common stock of Hertz Global Holdings, Inc. (“Hertz”) measured at fair value that would have otherwise been subject to the equity method of accounting. Icahn Automotive provides services to Hertz in the ordinary course of business. For the years ended December 31, 2019, 2018 and 2017, revenue from Hertz was $54 million, $40 million and $17 million, respectively. Additionally, Federal-Mogul had payments to Hertz in the ordinary course of business of $1 million and $2 million for the years ended December 31, 2018 and 2017, respectively.
During the year ended December 31, 2018, the Investment Funds purchased shares of a certain investment from Hertz in the amount of $36 million.
In addition to our transactions with Hertz disclosed above, in January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Leasing the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, as amended, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement had an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises’ audit committee. Due to the nature of our involvement with 767 Leasing, which includes Icahn Enterprises and Icahn Enterprises Holdings guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing is a variable interest entity. Furthermore, we determined that we are not the primary beneficiary as we do not have the power to direct the activities of 767 Leasing that most significantly impact its economic performance. Therefore, we do not consolidate the results of 767 Leasing. Our exposure to loss with respect to 767 Leasing is primarily limited to our direct investment in 767 Leasing as well as any payment obligations of 767 Leasing that we guarantee, which are not material as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, 767 Leasing had assets of $121 million and $59 million, respectively, (primarily vehicles for lease) and total liabilities of $1 million and $1 million, respectively, which represents a payable to Icahn Automotive in connection with a shared services agreement. For the year ended December 31, 2019 and 2018, we invested $50 million and $60 million, respectively, in 767 Leasing. During the years ended December 31, 2019 and 2018, we had equity earnings (losses) from 767 Leasing of $11 million and $(1) million, respectively. As of December 31, 2019 and December 31, 2018, we had an equity method investment in 767 Leasing of $120 million and $59 million, respectively, which we report in our Automotive segment.
ACF Industries LLC
Our Railcar operations, prior to December 5, 2018 (the date we closed on the sale of ARI), had certain transactions with ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn, under various agreements, as well as on a purchase order basis. ACF is a manufacturer and fabricator of specialty railcar parts and miscellaneous steel products. Agreements and transactions with ACF include (i) railcar component purchases from ACF, (ii) railcar parts purchases from and sales to ACF, (iii) railcar purchasing and engineering services agreements with ACF, (iv) lease of certain intellectual property to ACF and (v) railcar repair services and support for ACF.
Purchases from ACF were $3 million and $6 million for the years ended December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, revenues from ACF were $6 million and $1 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Insight Portfolio Group LLC
Insight Portfolio Group LLC (“Insight Portfolio Group”) is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises Holdings has a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of ours, including CVR Energy, Viskase, PSC Metals, WPH, Federal-Mogul (prior to October 1, 2018), ARI (prior to December 5, 2018) and Tropicana (prior to October 1, 2018) also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses. A number of other entities with which Mr. Icahn has a relationship also have minority equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group’s operating expenses. For the years ended December 31, 2019, 2018 and 2017, we and certain of our subsidiaries paid certain of the Insight Portfolio Group’s operating expenses of $3 million, $4 million and $2 million, respectively. Insight Portfolio Group ceased operations effective January 1, 2020.

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

	December 31,
	2019	2018
Assets	(in millions)
Investments:
Equity securities:
Basic materials	$281	$414
Consumer, non-cyclical	2,085	2,161
Consumer, cyclical	2,427	1,161
Energy	1,717	1,598
Financial	—	167
Technology	2,425	1,040
Other	127	145
	9,062	6,686
Corporate debt securities	145	181
	$9,207	$6,867
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Basic materials	$209	$—
Consumer, non-cyclical	29	57
Consumer, cyclical	379	106
Energy	124	305
Financial	152	—
Technology	217	—
Other	80	—
	$1,190	$468

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The portion of unrealized gains (losses) that relates to securities still held by our Investment segment, primarily equity securities, was $706 million, $(800) million and $1,413 million for the years ended December 31, 2019, 2018 and 2017, respectively.
As discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” when certain investments become subject to the equity method of accounting, our Investment segment elects the fair value option to such investment. Investments become subject to the equity method of accounting when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when we possess more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. Conversely, there is a presumption that for investments in which we have less than 20% of the voting interests of the investee that we do not have the ability to exercise significant influence. However, such presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is present, such as when we have representation on the board of directors of such investee.
After considering specific facts and circumstances, including the collective ownership in entities by the Investment Funds and affiliates of Mr. Icahn, as well as their collective representation on each of the boards of directors, we have determined that we have the ability to exercise significant influence over the operating and financial policies of certain investees below. The following table summarizes our direct ownership in such investees as well as certain financial information with respect to such investees in our consolidated financial statements during the respective periods in which we possessed the ability to exercise significant influence over the operating and financial policies of the investee.

	Voting Interests(1)	Fair Value of Investment		Gains (Losses) Recognized in Income
	December 31, 2019	December 31,		Year Ended December 31,
		2019	2018	2019	2018	2017
		(in millions)
Herbalife Nutrition Ltd.	19.1%	$1,343	$1,661	$(318)	$864	$357
Hertz Global Holdings, Inc.	24.6%	551	320	105	(197)	13
Caesars Entertainment Corporation	13.4%	1,243	—	478	—	—
		$3,137	$1,981	$265	$667	$370

(1) Voting interest represents our share of the voting common stock currently held as of December 31, 2019; however, voting common stock held by Mr. Icahn and his affiliates (excluding us) are not included.

The following tables contain summarized financial information with respect to these investees as if such investees were consolidated in our financial statements during the respective periods (or partial periods) in which we possessed the ability to exercise significant influence over the operating and financial policies of the investee. In addition, each of these investees file annual, quarterly and current reports, and proxy and information statements with the SEC.
Herbalife Nutrition Ltd.

	December 31,
	2019	2018
	(in millions)
Total assets	$2,679	$2,790
Total liabilities	3,069	3,513
Equity (deficit)	(390)	(723)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Revenue	$4,877	$4,892	$4,428
Net income attributable to shareholders	311	297	214

Hertz Global Holdings, Inc.

	December 31,
	2019	2018
	(in millions)
Total assets	$24,627	$21,382
Total liabilities	22,739	20,262
Equity	1,888	1,120

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Revenue	$9,779	$9,504	$8,803
Net income attributable to shareholders	(58)	(225)	327

Caesars Entertainment Corporation
We obtained significant influence over Caesars Entertainment Corporation (“Caesars”), and elected the fair value option with respect to our investment in Caesars, beginning in the first quarter of 2019. As of December 31, 2019, Caesars had total assets of approximately $25.3 billion, total liabilities of $23.1 billion and equity of $2.2 billion. For 2019, during the period in which we had significant influence over Caesars, revenues were $8.7 billion and net income attributable to Caesars’ shareholders was $(1.2) billion. During the second quarter of 2019, we agreed to vote our Caesars’ shares in favor of the proposed merger between Caesars and Eldorado Resorts, Inc. (“Eldorado”). Pursuant to the merger, Caesars will merge into a subsidiary of Eldorado and Caesars stockholders will have the right, subject to certain allocation limitations, to elect to receive cash, stock in Eldorado, or a combination of cash and stock. Upon consummation of the merger, depending on what consideration we and other stockholders elect, we expect to receive a combination of cash and Eldorado shares. The transaction has not yet been consummated as of December 31, 2019.
Other Segments and Holding Company
With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	December 31,
	2019	2018
	(in millions)
Equity method investments	$201	$143
Other investments (measured at fair value)	537	1,327
	$738	$1,470

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The portion of unrealized (losses) gains that relates to equity securities still held by our other segments and our Holding Company was $(421) million, $(339) million and $67 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments (Note 4)	$9,448	$281	$3	$9,732	$7,493	$317	$372	$8,182
Derivative contracts, at fair value (Note 6)(1)	—	182	—	182	7	517	—	524
	$9,448	$463	$3	$9,914	$7,500	$834	$372	$8,706
Liabilities
Securities sold, not yet purchased (Note 4)	$1,190	$—	$—	$1,190	$468	$—	$—	$468
Other liabilities	—	7	6	13	—	2	—	2
Derivative contracts, at fair value (Note 6)	—	1,224	—	1,224	—	36	—	36
	$1,190	$1,231	$6	$2,427	$468	$38	$—	$506
(1)Amounts are classified within other assets in our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Refer to Note 19, “Pension and Other Post-Retirement Benefit Plans,” for our Food Packaging segment’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2019 and 2018.
Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Year Ended December 31,
	2019	2018
	(in millions)
Balance at January 1	$372	$278
Net gains recognized in income	89	95
Sales	(458)	—
Other	—	(1)
Balance at December 31	$3	$372

As of December 31, 2018, we had a certain equity investment which was considered a Level 3 investment due to unobservable market data and was measured at fair value on a recurring basis. We determined the fair value of this investment based on recent market transactions. During 2019, we sold this investment in its entirety.
Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value
Certain assets measured at fair value using Level 3 inputs on a nonrecurring basis have been impaired. During the years ended December 31, 2019, 2018 and 2017, we recorded impairment charges of $2 million, $5 million and $10 million, respectively, relating to property, plant and equipment. We determined the fair value of property, plant and equipment by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize. In addition, during the year ended December 31, 2017, we recorded a loss of $8 million from marking inventory down to net realizable value at our Automotive segment. Additionally, in connection with our reclassification of certain Railcar segment assets from held and used to assets held for sale, we recorded aggregate impairment charges of $68 million for the year ended December 31, 2017, which represents the difference between the carrying value and fair value less cost to sell of such assets.
Refer to Note 9, “Goodwill and Intangible Assets, Net,” for discussion of our goodwill and intangible asset impairments.
Refer to Note 13, “Segment and Geographic Reporting,” for total impairment recorded by each of our segments.

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
Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds’ derivative instruments with credit-risk-related contingent features that are in a liability position at December 31, 2019 and 2018 was $266 million and zero, respectively.
The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	December 31, 2019		December 31, 2018
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
Primary underlying risk:	(in millions)
Equity contracts	$806	$13,113	$118	$8,368
Credit contracts(1)	—	622	—	479
Commodity contracts	—	—	—	114
(1)The short notional amount on our credit default swap positions was approximately $4.7 billion at December 31, 2019. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $622 million as of December 31, 2019. The short notional amount on our credit default swap positions was approximately $1.8 billion as of December 31, 2018. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $479 million as of December 31, 2018.
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
The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Asset Derivatives(1)		Liability Derivatives
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(in millions)
Equity contracts	$291	$568	$1,058	$170
Credit contracts	—	76	266	—
Commodity contracts	—	7	—	—
Sub-total	291	651	1,324	170
Netting across contract types(2)	(109)	(134)	(109)	(134)
Total(2)	$182	$517	$1,215	$36
(1)Net asset derivatives are classified within other assets in our consolidated balance sheets.
(2)Excludes netting of cash collateral received and posted. The total collateral posted at December 31, 2019 and December 31, 2018 was $903 million and $0 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the consolidated balance sheets.
The following table presents the amount of gain (loss) recognized in the consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
	Year Ended December 31,
	2019	2018	2017
	(in millions)
Equity contracts	$(2,152)	$603	$(1,815)
Credit contracts	(342)	129	(42)
Commodity contracts	(8)	66	(112)
	$(2,502)	$798	$(1,969)
(1)Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our consolidated statements of operations for our Investment segment.
Energy
CVR Energy’s businesses are subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR Refining from time to time enters into various commodity derivative transactions. CVR Refining holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges under U.S. GAAP. There are no premiums paid or received at inception of the derivative contracts and upon settlement.
As of December 31, 2019 and 2018, CVR Refining had open forward purchase and sale commitments for 5 million barrels and 2 million barrels, respectively, of Canadian crude oil priced at fixed differentials that are not considered probable of physical settlement and are accounted for as derivatives. CVR Refining may enter into forward purchase or sale contracts associated with renewable identification numbers (“RINs”). As of December 31, 2019, CVR Refining had open fixed-price commitments to purchase 20 million RINs.
Certain derivative contracts executed by our Energy segment with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. As of December 31, 2019 and 2018, our Energy segment had gross asset derivatives of $3 million and $8 million, respectively; however, when netted with gross liability derivatives, such net asset derivatives were $0 million and $7 million, respectively. Net asset derivatives are included in other assets on the consolidated balance sheets. Gains (losses) recognized on derivatives for our Energy segment were $19 million, $146 million and $(70) million for the years ended December 31, 2019, 2018 and 2017, respectively. Gains

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recognized on derivatives for our Energy segment are included in cost of goods sold on the consolidated statements of operations.

7. Inventories, Net.
Inventories, net consists of the following:

	December 31,
	2019	2018
	(in millions)
Raw materials	$223	$217
Work in process	94	70
Finished goods	1,495	1,492
	$1,812	$1,779

Inventories in the table above is presented net of reserves of $27 million and $39 million as of December 31, 2019 and 2018, respectively.

8. Property, Plant and Equipment, Net.
Property, plant and equipment, net consists of the following:

		December 31,
	Useful Life	2019	2018
	(in years)	(in millions)
Land		$412	$416
Buildings and improvements	3 - 40	915	865
Machinery, equipment and furniture	2 - 30	5,348	5,208
Assets leased to others	5 - 39	289	279
Other finance leases	1 - 25	27	—
Construction in progress		218	221
		7,209	6,989
Less: Accumulated depreciation and amortization		(2,668)	(2,301)
Property, plant and equipment, net		$4,541	$4,688

Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2019, 2018 and 2017 was $410 million, $398 million and $430 million, respectively.
See Note 5, “Fair Value Measurements,” for discussion regarding certain impairments to our property, plant and equipment.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Goodwill and Intangible Assets, Net.
Goodwill consists of the following:

	December 31, 2019
	Automotive	Food Packaging	Metals	Home Fashion	Consolidated
	(in millions)
Gross carrying amount, Jan 1	$328	$6	$—	$—	$334
Acquisitions	8	—	4	22	34
Foreign exchange	—	—	—	1	1
Gross carrying amount, Dec 31	336	6	4	23	369

Accumulated impairment, Jan 1	(87)	—	—	—	(87)
Impairment	—	—	—	—	—
Accumulated impairment, Dec 31	(87)	—	—	—	(87)

Net carrying value, Dec 31	$249	$6	$4	$23	$282

	December 31, 2018
	Automotive	Food Packaging	Consolidated

Gross carrying amount, Jan 1	$320	$7	$327
Acquisitions	8	—	8
Foreign exchange	—	(1)	(1)
Gross carrying amount, Dec 31	328	6	334

Accumulated impairment, Jan 1	—	—	—
Impairment	(87)	—	(87)
Accumulated impairment, Dec 31	(87)	—	(87)

Net carrying value, Dec 31	$241	$6	$247

Intangible assets, net consists of the following:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$397	$(155)	$242	$397	$(135)	$262
Other	274	(147)	127	316	(139)	177
	$671	$(302)	$369	$713	$(274)	$439

Indefinite-lived intangible assets			$62			$62
Intangible assets, net			$431			$501

We recorded amortization expense associated with definite-lived intangible assets for the years ended December 31, 2019, 2018 and 2017 of $40 million, $47 million and $41 million, respectively. We utilize the straight-line method of amortization,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recognized over the estimated useful lives of the assets. Additionally, during the year ended December 31, 2017, we impaired intangible assets by $1 million.
The estimated future amortization expense for our definite-lived intangible assets is as follows:

Year	Amount
(in millions)
2020	$43
2021	34
2022	33
2023	31
2024	30
Thereafter	198
$369

Acquisitions
Acquisitions during the year ended December 31, 2019 were not material individually or in the aggregate. As a result of certain acquisitions, our Automotive segment allocated $8 million to goodwill and $1 million to definite-lived intangible assets during 2019. In addition, as a result of certain acquisitions, our Home Fashion segment allocated $22 million to goodwill and $1 million to definite-lived intangible assets during 2019 and our Metals segment allocated $4 million and $6 million to goodwill and definite-lived intangible assets, respectively, also during 2019.
Impairment of Goodwill
When performing the quantitative analysis for goodwill impairment testing, we base the fair value of our reporting units on consideration of various valuation methodologies, including projecting future cash flows discounted at rates commensurate with the risks involved (“DCF”). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.
Automotive
We perform the annual goodwill impairment test for our Automotive segment as of October 1 of each year, or more frequently if impairment indicators exist.
In the fourth quarter of 2018, coinciding with our annual goodwill impairment analysis, we reorganized our Automotive segment's reporting units. Prior to the reorganization, our Automotive segment had two reporting units, Pep-Boys and AutoPlus, with all of its goodwill allocated to the Pep-Boys reporting unit. A goodwill impairment analysis just prior to the reorganization did not have an impact on the Pep-Boys reporting unit goodwill. Upon reorganization of the reporting units, a portion of the Pep-Boys reporting unit was reallocated to the AutoPlus reporting unit, which resulted in our Automotive segment continuing to have two redefined reporting units, Service and Parts. As a result, a portion of the goodwill was reallocated using a relative fair value allocation approach, which resulted in approximately 27% of the goodwill being reallocated to the Parts reporting unit. Based on our annual goodwill impairment analysis for our Automotive segment, which reflected our reorganized reporting units, we determined that the carrying value of its Parts reporting unit exceeded its fair value and as a result, we recognized a goodwill impairment charge of $87 million in the fourth quarter of 2018, which represented the full amount of the goodwill allocated to the Parts reporting unit. This impairment was the result of our reporting unit reorganization, which resulted in a significant amount of carrying value of net assets being reallocated to the Parts reporting unit, primarily for inventory, with a significantly lesser fair value due to the future projected cash flows of the Parts reporting unit, which resulted in the Parts reporting unit having a carrying value in excess of its fair value. Therefore, the goodwill reallocated to the Parts reporting unit was immediately impaired. We also determined that the fair value of our Automotive

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
segment's Service reporting unit was significantly in excess of its carrying value and therefore, no additional impairment is required.
During 2019, our Automotive segment considered qualitative factors to determine that goodwill at its Service reporting unit does not require further testing for impairment.

10. Leases.
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

Right-of-use assets and lease liabilities are as follows:

	December 31, 2019	December 31, 2018
	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$622	$—
Lease liabilities (accrued expenses and other liabilities)	647	—

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	77	41
Lease liabilities (debt)	93	52

Additional information with respect to our operating leases as of December 31, 2019 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

Operating Leases	Right-Of-Use Assets	Lease Liabilities	Lease Term	Discount Rate
	(in millions)
Energy	$48	$48	3.7 years	5.6%
Automotive	501	527	5.2 years	5.7%
Food Packaging	34	38	11.7 years	7.4%
Other segments and Holding Company	39	34
	$622	$647

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of December 31, 2019 are as follows:

Year	Operating Leases	Financing Leases
	(in millions)
2020	$181	$20
2021	159	17
2022	135	15
2023	85	13
2024	57	12
Thereafter	142	53
Total lease payments	759	130
Less: imputed interest	(112)	(37)
	$647	$93

For the year ended December 31, 2019, lease cost was comprised of operating lease cost of $202 million, amortization of financing lease right-of use assets of $13 million and interest expense on financing lease liabilities of $7 million.
Rent expense under operating leases for the years ended December 31, 2018 and 2017, prior to the adoption of ASC 842, was $168 million and $155 million, respectively.
Real Estate
Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of December 31, 2019 and 2018, our Real Estate segment has assets leased to others included in property, plant and equipment of $220 million and $217 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $33 million, $39 million and $44 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in other revenue from operations in the consolidated statements of operations. Our Real Estate segment’s anticipated future receipts of minimum operating lease payments receivable are $33 million for 2020, $6 million in 2021 and $3 million in 2022 and thereafter.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Debt.
Debt consists of the following:

	December 31,
	2019	2018
	(in millions)
Holding Company:
6.000% senior unsecured notes due 2020	$—	$1,702
5.875% senior unsecured notes due 2022	1,345	1,344
6.250% senior unsecured notes due 2022	1,211	1,213
6.750% senior unsecured notes due 2024	498	498
4.750% senior unsecured notes due 2024	498	—
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	—
5.250% senior unsecured notes due 2027	747	—
	6,297	5,505
Reporting Segments:
Energy	1,195	1,170
Automotive	405	372
Food Packaging	268	273
Metals	7	—
Real Estate	2	2
Home Fashion	18	4
	1,895	1,821
Total Debt	$8,192	$7,326

Holding Company
Our Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (the “Issuers”) and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each of the senior unsecured notes are payable semi-annually.
In May and June 2019, the Issuers issued $1.250 billion in aggregate principal amount of 6.250% senior unsecured notes due 2026. The proceeds from these notes, together with cash on hand, were used to redeem all of the prior outstanding 6.000% senior unsecured notes due 2020 and to pay accrued interest, related fees and expenses.
In September 2019, the Issuers issued $500 million in aggregate principal amount of 4.750% senior unsecured notes due 2024. The proceeds from these notes were used for general limited partnership purposes.
In December 2019, the Issuers issued $750 million in aggregate principal amount of 5.250% senior unsecured notes due 2027. The proceeds from these notes were used for general limited partnership purposes.
In January 2017, the Issuers issued $500 million in aggregate principal amount of 6.750% senior unsecured notes due 2024 and $695 million in aggregate principal amount of 6.250% senior unsecured notes due 2022. The proceeds from these notes were used to redeem all of the prior outstanding senior unsecured notes due 2017 and to pay accrued interest, related fees and expenses.
In December 2017, the Issuers issued $750 million in aggregate principal amount of 6.375% senior unsecured notes due 2025 and an additional $510 million in aggregate principal amount of its existing 6.250% senior unsecured notes due 2022. The proceeds from these notes, together with cash on hand, were used to redeem all of the prior outstanding senior unsecured notes due 2019 and to pay accrued interest, related fees and expenses.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Icahn Enterprises recorded a gain on extinguishment of debt of $2 million in 2019 and a loss on extinguishment of debt of $12 million in the fourth quarter of 2017 in connection with the debt transactions discussed above.
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
The indentures governing each of our senior unsecured notes restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of December 31, 2019, except for the New 2024 Notes and the New 2027 Notes, are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.
As of December 31, 2019 and 2018, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2019, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness. However, as a result of our subsequent debt activity in January 2020, as described below, we are permitted to borrow an additional $469 million as of the date of this Report.
Subsequent Event
In January 2020, the Issuers issued an additional $600 million in aggregate principal amount of 4.750% senior unsecured notes due 2024 and an additional $250 million of 5.250% senior unsecured notes due 2027. The additional proceeds from these notes issued in January 2020, together with cash on hand, were used to repay in full our 5.875% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.
Reporting Segments
Energy
CVR Energy’s debt primarily consists of a $500 million second lien senior unsecured note (issued by CVR Refining) and a $645 million senior secured note (issued by CVR Partners) maturing in 2022 and 2023, respectively, and with interest rates of 6.50% and 9.25%, respectively. Interest for each of these notes are accrued and paid based on contractual terms.
The second lien senior unsecured notes were fully and unconditionally guaranteed by CVR Refining and each of its’ finance subsidiaries’ existing domestic subsidiaries on a joint and several basis as of December 31, 2019. On January 29, 2019, the second lien senior unsecured notes were amended such that CVR Refining was replaced by CVR Energy as the primary guarantor, on a senior unsecured basis. The senior secured notes are guaranteed on a senior secured basis by all of CVR Partner’s existing subsidiaries. CVR Energy is not a guarantor of these notes. The indentures governing these notes contain certain covenants that restrict the ability of the issuers and subsidiary guarantors to issue debt, incur or otherwise cause liens to exist on any of their property or assets, declare or pay dividends, repurchase equity, make payments on subordinated or unsecured debt, make certain investments, sell certain assets, merge, consolidate with or into another entity, or sell all or substantially all of their assets or enter into certain transactions with affiliates.
As of December 31, 2019 and 2018, total availability under CVR Refining and CVR Partners variable rate asset based revolving credit facilities aggregated $443 million and $444 million, respectively. CVR Refining also had $7 million and $6 million of letters of credit outstanding as of December 31, 2019 and 2018.
Subsequent Event
On January 27, 2020, CVR Energy issued $600 million in aggregate principal amount of 5.25% senior unsecured notes due 2025 and $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028. A portion of the net proceeds from the issuance of these notes were used to fund the redemption of the CVR Energy’s existing senior unsecured

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
notes due 2022. The remaining net proceeds will be used for CVR Energy’s general corporate purposes, which may include funding (i) acquisitions, (ii) capital projects, and/or (iii) share repurchases or other distributions to CVR Energy’s stockholders.
Automotive
Icahn Automotive’s debt primarily consists of an asset-based revolving credit facility and a first in-last out revolving credit facility, each with variable interest rates. Icahn Automotive debt outstanding under these credit facilities was $382 million and $370 million as of December 31, 2019 and 2018, respectively, with maturity dates ranging from 2019 and 2021. Interest for each of these notes are accrued and paid based on contractual terms. The weighted average interest rate on these notes was 4.15% and 4.37% as of December 31, 2019 and 2018, respectively. Substantially all of Icahn Automotive’s assets are pledged as collateral under the above credit facilities.
As of December 31, 2019 and 2018, there was availability under revolving credit facilities of $107 million and $90 million, respectively. Icahn Automotive also had $41 million and $40 million of letters of credit outstanding as of December 31, 2019 and 2018, respectively.
Food Packaging
Viskase’s debt primarily consists of a credit agreement providing for a senior secured term loan facility issued in 2014 and maturing in 2021. Interest for this note is accrued and paid based on contractual terms. The interest rate on this note was 5.19% and 6.05% as of December 31, 2019 and 2018, respectively.
Covenants
All of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.
Non-Cash Charges to Interest Expense
The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the consolidated statements of operations were $7 million, $5 million and $10 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Consolidated Maturities
The following is a summary of the maturities of our debt:

Year	Amount
(in millions)
2020	$35
2021	640
2022	3,055
2023	645
2024	1,000
Thereafter	2,751
Total debt payments (excluding financing lease payments)	8,126
Less: unamortized discounts, premiums and deferred financing fees	(27)
Financing leases (Note 10)	93
$8,192

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Net Income Per LP Unit.
The components of the computation of basic and diluted income (loss) per LP unit from continuing and discontinued operations of Icahn Enterprises are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions, except per unit data)
Net (loss) income attributable to Icahn Enterprises from continuing operations	$(1,066)	$(238)	$2,297
Net (loss) income attributable to Icahn Enterprises from continuing operations allocated to limited partners (98.01% allocation)	$(1,045)	$(233)	$2,251

Net (loss) income attributable to Icahn Enterprises from discontinued operations	$(32)	$1,720	$157
Less: net loss attributable to Icahn Enterprises from discontinued operations allocated 100% to general partner	—	598	—
Net (loss) income attributable to Icahn Enterprises from discontinued operations allocable to limited partners	$(32)	$2,318	$157
Net (loss) income attributable to Icahn Enterprises from discontinued operations allocated to limited partners (98.01% allocation)	$(31)	$2,272	$154

Basic and diluted (loss) income per LP unit:
Continuing operations	$(5.23)	$(1.29)	$13.98
Discontinued operations	(0.15)	12.62	0.96
	$(5.38)	$11.33	$14.94
Basic and diluted weighted average LP units outstanding	200	180	161

GP Allocation
As disclosed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies - Acquisition, Investments and Disposition of Entities under Common Control,” upon the sale of common control entities, such as Federal-Mogul and ARI, a portion of the gain or loss on the sale is first allocated to the general partner in order to restore the general partners’ capital account for cumulative charges or credits relating to periods prior to our obtaining a controlling interest in such entities from Mr. Icahn and his affiliates. After such general partner allocation, the remaining gain is allocated among our general partner and limited partners, in accordance with their respective ownership percentages.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LP Unit Transactions
The following table summarizes the changes in Icahn Enterprises outstanding depositary units during each of the years ended December 31, 2019, 2018 and 2017.

	Mr. Icahn and Affiliates	Public Unitholders	Total
December 31, 2016	129,999,050	14,742,099	144,741,149
Unit distributions	17,374,427	269,725	17,644,152
2017 Incentive Plan	—	7,902	7,902
Rights offering	10,525,105	645,999	11,171,104
December 31, 2017	157,898,582	15,665,725	173,564,307
Unit distributions	17,543,006	235,944	17,778,950
2017 Incentive Plan	—	22,840	22,840
December 31, 2018	175,441,588	15,924,509	191,366,097
Unit distributions	21,608,064	290,789	21,898,853
2017 Incentive Plan	—	19,259	19,259
2019 at-the-market offering	—	794,349	794,349
December 31, 2019	197,049,652	17,028,906	214,078,558

Unit Distributions
During each of the years ended December 31, 2019, 2018 and 2017, we declared four quarterly distributions. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units. If a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash.
2019 At-The-Market Offering
On May 2, 2019, Icahn Enterprises announced the commencement of its “at-the-market” offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, for up to $400 million in aggregate sale proceeds. During the year ended December 31, 2019, we received gross proceeds of $54 million in connection with this offering.
2017 Incentive Plan
During the years ended December 31, 2019, 2018 and 2017, Icahn Enterprises distributed depositary units, net of payroll withholdings, with respect to certain restricted depositary units and deferred unit awards that vested during the respective periods in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”). The aggregate impact of the 2017 Incentive Plan is not material with respect to our consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.
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

	Year Ended December 31, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Railcar	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$6,364	$2,293	$383	$340	$23	$187	$130	$—	$—	$9,720
Other revenues from operations	—	—	591	—	—	75	—	—	—	—	666
Net (loss) gain from investment activities	(1,599)	—	—	—	—	—	—	—	—	(332)	(1,931)
Interest and dividend income	190	4	—	—	—	1	—	1	—	69	265
Gain (loss) on disposition of assets, net	—	4	(4)	—	1	—	—	252	—	—	253
Other (loss) income, net	(5)	13	15	(8)	—	4	(1)	(1)	—	2	19
	(1,414)	6,385	2,895	375	341	103	186	382	—	(261)	8,992
Expenses:
Cost of goods sold	—	5,707	1,625	309	343	18	159	51	—	—	8,212
Other expenses from operations	—	—	464	—	—	54	—	—	—	—	518
Selling, general and administrative	23	146	1,032	56	15	21	42	15	—	26	1,376
Restructuring, net	—	—	6	8	3	—	1	—	—	—	18
Impairment	—	—	—	1	1	—	—	—	—	—	2
Interest expense	106	106	20	17	1	—	1	4	—	350	605
	129	5,959	3,147	391	363	93	203	70	—	376	10,731
(Loss) income from continuing operations before income tax (expense) benefit	(1,543)	426	(252)	(16)	(22)	10	(17)	312	—	(637)	(1,739)
Income tax (expense) benefit	—	(112)	55	(6)	—	6	—	(1)	—	38	(20)
Net (loss) income from continuing operations	(1,543)	314	(197)	(22)	(22)	16	(17)	311	—	(599)	(1,759)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(768)	68	—	(5)	—	—	—	12	—	—	(693)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(775)	$246	$(197)	$(17)	$(22)	$16	$(17)	$299	$—	$(599)	$(1,066)

Supplemental information:
Capital expenditures	$—	$121	$47	$17	$24	$22	$5	$14	$—	$—	$250
Depreciation and amortization	$—	$352	$98	$26	$19	$17	$7	$—	$—	$—	$519

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Railcar	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$7,124	$2,295	$395	$466	$22	$171	$103	$—	$—	$10,576
Other revenues from operations	—	—	563	—	—	84	—	—	—	—	647
Net gain (loss) from investment activities	635	—	—	—	—	—	—	—	—	(313)	322
Interest and dividend income	104	2	—	1	—	16	—	1	—	24	148
(Loss) gain on disposition of assets, net	—	(6)	(1)	—	—	89	—	(3)	5	—	84
Other (loss) income, net	(2)	15	(1)	(17)	1	1	—	5	—	(2)	—
	737	7,135	2,856	379	467	212	171	106	5	(291)	11,777
Expenses:
Cost of goods sold	—	6,508	1,502	316	441	18	144	73	—	—	9,002
Other expenses from operations	—	—	474	—	—	54	—	—	1	—	529
Selling, general and administrative	12	138	1,051	57	19	22	34	27	1	25	1,386
Restructuring, net	—	5	5	9	—	—	2	—	—	—	21
Impairment	—	—	90	—	1	—	1	—	—	—	92
Interest expense	46	104	16	16	—	1	1	3	—	337	524
	58	6,755	3,138	398	461	95	182	103	2	362	11,554
Income (loss) from continuing operations before income tax (expense) benefit	679	380	(282)	(19)	6	117	(11)	3	3	(653)	223
Income tax (expense) benefit	—	(46)	52	4	(1)	(5)	—	(2)	(2)	14	14
Net income (loss) from continuing operations	679	334	(230)	(15)	5	112	(11)	1	1	(639)	237
Less: net income (loss) from continuing operations attributable to non-controlling interests	360	121	—	(3)	—	—	—	(2)	—	(1)	475
Net income (loss) from continuing operations attributable to Icahn Enterprises	$319	$213	$(230)	$(12)	$5	$112	$(11)	$3	$1	$(638)	$(238)

Supplemental information:
Capital expenditures	$—	$102	$66	$25	$21	$13	$5	$40	$—	$—	$272
Depreciation and amortization	$—	$339	$92	$26	$18	$19	$8	$6	$—	$—	$508

	Year Ended December 31, 2017
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Railcar	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$5,988	$2,225	$392	$409	$15	$183	$94	$—	$—	$9,306
Other revenues from operations	—	—	498	—	—	72	—	—	173	—	743
Net gain from investment activities	241	—	—	—	—	—	—	—	—	61	302
Interest and dividend income	106	1	—	—	—	7	—	1	—	12	127
(Loss) gain on disposition of assets, net	—	(3)	5	—	—	496	—	—	1,664	1	2,163
Other (loss) income, net	(50)	2	—	(3)	(1)	38	—	(2)	—	(6)	(22)
	297	5,988	2,728	389	408	628	183	93	1,837	68	12,619
Expenses:
Cost of goods sold	—	5,761	1,540	297	389	11	162	60	—	—	8,220
Other expenses from operations	—	—	438	—	—	46	—	—	34	—	518
Selling, general and administrative	13	143	919	61	19	18	39	14	10	33	1,269
Restructuring	—	—	—	2	1	—	1	—	—	—	4
Impairment	—	—	15	1	—	2	1	—	68	—	87
Interest expense	166	109	13	13	—	2	—	6	23	323	655
	179	6,013	2,925	374	409	79	203	80	135	356	10,753
Income (loss) from continuing operations before income tax benefit (expense)	118	(25)	(197)	15	(1)	549	(20)	13	1,702	(288)	1,866
Income tax benefit (expense)	—	341	146	(21)	(43)	—	—	(3)	(531)	643	532
Net income (loss) from continuing operations	118	316	(51)	(6)	(44)	549	(20)	10	1,171	355	2,398
Less: net income (loss) from continuing operations attributable to non-controlling interests	38	63	—	(1)	—	—	—	1	—	—	101
Net income (loss) from continuing operations attributable to Icahn Enterprises	$80	$253	$(51)	$(5)	$(44)	$549	$(20)	$9	$1,171	$355	$2,297

Supplemental information:
Capital expenditures	$—	$120	$86	$26	$30	$9	$5	$38	$2	$—	$316
Depreciation and amortization	$—	$322	$111	$25	$20	$20	$8	$5	$7	$—	$518

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregation of Revenue
In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for certain reportable segments below.
Energy
Disaggregated revenue for our Energy segment net sales is presented below:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Petroleum products	$5,960	$6,773	$5,657
Nitrogen fertilizer products	404	351	331
	$6,364	$7,124	$5,988
Automotive
Disaggregated revenue for our Automotive segment net sales and other revenues from operations is presented below:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Automotive services	$1,373	$1,321	$1,186
Aftermarket parts sales	1,511	1,537	1,537
	$2,884	$2,858	$2,723

Condensed Balance Sheets
Icahn Enterprises’ condensed balance sheets by reporting segment are presented below. Icahn Enterprises Holdings’ condensed balance sheets are substantially the same, with immaterial differences relating to our Holding Company’s other assets, debt and equity attributable to Icahn Enterprises Holdings.

	December 31, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$11	$652	$46	$22	$3	$53	$1	$—	$3,006	$3,794
Cash held at consolidated affiliated partnerships and restricted cash	989	—	—	1	6	2	7	—	146	1,151
Investments	9,207	81	120	—	—	15	—	—	522	9,945
Accounts receivable, net	—	182	143	78	32	4	36	—	—	475
Inventories, net	—	390	1,215	100	32	—	75	—	—	1,812
Property, plant and equipment, net	—	2,888	916	161	122	386	68	—	—	4,541
Goodwill and intangible assets, net	—	258	382	30	11	8	24	—	—	713
Other assets	1,076	222	673	125	27	46	20	—	19	2,208
Total assets	$11,283	$4,673	$3,495	$517	$233	$514	$231	$—	$3,693	$24,639
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,310	$1,180	$1,340	$196	$70	$38	$66	$—	$115	$4,315
Securities sold, not yet purchased, at fair value	1,190	—	—	—	—	—	—	—	—	1,190
Debt	—	1,195	405	268	7	2	18	—	6,297	8,192
Total liabilities	2,500	2,375	1,745	464	77	40	84	—	6,412	13,697

Equity attributable to Icahn Enterprises	4,296	1,312	1,750	40	156	474	147	—	(2,719)	5,456
Equity attributable to non-controlling interests	4,487	986	—	13	—	—	—	—	—	5,486
Total equity	8,783	2,298	1,750	53	156	474	147	—	(2,719)	10,942
Total liabilities and equity	$11,283	$4,673	$3,495	$517	$233	$514	$231	$—	$3,693	$24,639

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

Geographic Information
The following table presents our consolidated geographic net sales from external customers, other revenues from operations and property, plant and equipment, net for the periods indicated:

	Net Sales			Other Revenues From Operations			Property, Plant and Equipment, Net
	Year Ended December 31,			Year Ended December 31,			December 31,
	2019	2018	2017	2019	2018	2017	2019	2018
	(in millions)
United States	$9,271	$10,170	$8,897	$652	$629	$716	$4,386	$4,458
International	449	406	409	14	18	27	155	230
	$9,720	$10,576	$9,306	$666	$647	$743	$4,541	$4,688

Geographic locations for net sales and other revenues from operations are based on locations of the customers and geographic locations for property, plant, and equipment are based on the locations of the assets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Discontinued Operations.
Income from discontinued operations is summarized as follows:

	Year Ended December 31, 2019				Year Ended December 31, 2018				Year Ended December 31, 2017
	Automotive	Gaming	Railcar	Total	Automotive	Gaming	Railcar	Total	Automotive	Gaming	Railcar	Total
Revenues:	(in millions)
Net sales	$—	$—	$—	$—	$5,993	$—	$228	$6,221	$7,720	$—	$265	$7,985
Other revenues from operations	—	—	—	—	—	679	213	892	—	898	197	1,095
Net gain on investment activities	—	—	—	—	—	—	—	—	—	—	2	2
Interest and dividend income	—	—	—	—	2	1	2	5	6	1	2	9
Gain (loss) on disposition of assets, net	—	—	—	—	65	—	—	65	7	(1)	—	6
Other income, net	—	—	—	—	5	1	13	19	31	27	3	61
	—	—	—	—	6,065	681	456	7,202	7,764	925	469	9,158
Expenses:
Cost of goods sold	—	—	—	—	4,999	—	215	5,214	6,553	—	249	6,802
Other expenses from operations	—	—	—	—	—	311	114	425	—	425	100	525
Selling, general and administrative	—	—	—	—	601	238	40	879	862	371	37	1,270
Restructuring, net	—	—	—	—	13	—	—	13	21	—	—	21
Impairment	—	—	—	—	2	—	4	6	25	—	—	25
Interest expense	—	—	—	—	137	4	19	160	154	11	22	187
	—	—	—	—	5,752	553	392	6,697	7,615	807	408	8,830
Income (loss) from discontinued operations before gain (loss) on sale and income tax (expense) benefit	—	—	—	—	313	128	64	505	149	118	61	328
Gain (loss) on sale of discontinued operations	—	—	—	—	251	779	400	1,430	—	(3)	—	(3)
Income (loss) from discontinued operations before income tax (expense) benefit	—	—	—	—	564	907	464	1,935	149	115	61	325
Income tax (expense) benefit	(32)	—	—	(32)	(69)	(89)	(13)	(171)	(33)	(93)	35	(91)
(Loss) income from discontinued operations	(32)	—	—	(32)	495	818	451	1,764	116	22	96	234
Less: income from discontinued operations attributable to non-controlling interests	—	—	—	—	7	17	20	44	11	13	53	77
(Loss) income from discontinued operations attributable to Icahn Enterprises	$(32)	$—	$—	$(32)	$488	$801	$431	$1,720	$105	$9	$43	$157

Supplemental information:
Capital expenditures	$—	$—	$—	$—	$303	$58	$125	$486	$393	$112	$171	$676
Depreciation and amortization	$—	$—	$—	$—	$100	$19	$47	$166	$397	$73	$58	$528
15. Income Taxes.
The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows:

	Icahn Enterprises		Icahn Enterprises Holdings
	December 31,		December 31,
	2019	2018	2019	2018
	(in millions)		(in millions)
Book basis of net assets	$5,456	$6,560	$5,453	$6,588
Book/tax basis difference	(1,397)	(1,940)	(1,397)	(1,940)
Tax basis of net assets	$4,059	$4,620	$4,056	$4,648

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income (loss) from continuing operations before income tax expense (benefit) is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Domestic	$(1,765)	$235	$1,836
International	26	(12)	30
	$(1,739)	$223	$1,866

Income tax benefit (expense) attributable to continuing operations is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Current:
Domestic	$(106)	$(11)	$(15)
International	(3)	(4)	(13)
Total current	(109)	(15)	(28)
Deferred:
Domestic	87	30	547
International	2	(1)	13
Total deferred	89	29	560
	$(20)	$14	$532

A reconciliation of the income tax benefit (expense) calculated at the federal statutory rate to income tax benefit (expense) on continuing operations as shown in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Income tax benefit (expense) at U.S. statutory rate	$365	$(47)	$(653)
Tax effect from:
Valuation allowance	(63)	(4)	529
Non-controlling interest	(4)	26	(6)
Goodwill impairment	—	(18)	—
Stock dispositions	—	69	—
Income not subject to taxation	(314)	14	220
Enactment of U.S. tax legislation, net of valuation allowance	—	—	392
Other	(4)	(26)	50
Income tax benefit (expense)	$(20)	$14	$532

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows:

	December 31,
	2019	2018
	(in millions)
Deferred tax assets:
Property, plant and equipment	$17	$17
Net operating loss	791	791
Tax credits	29	46
Capital loss	155	50
Leases	133	—
Other	71	82
Total deferred tax assets	1,196	986
Less: Valuation allowance	(619)	(518)
Net deferred tax assets	$577	$468

Deferred tax liabilities:
Property, plant and equipment	$(125)	$(129)
Intangible assets	(37)	(33)
Investment in partnerships	(652)	(699)
Investment in U.S. subsidiaries	(184)	(184)
Leases	(125)	—
Other	(61)	(79)
Total deferred tax liabilities	(1,184)	(1,124)
	$(607)	$(656)
We recorded deferred tax assets and deferred tax liabilities of $32 million and $639 million, respectively, as of December 31, 2019 and $38 million and $694 million, respectively, as of December 31, 2018. Deferred tax assets are included in other assets in our consolidated balance sheets.
We analyze all positive and negative evidence to consider whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income, tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. As of December 31, 2019 we had a valuation allowance of approximately $619 million primarily related to tax loss and credit carryforwards and other deferred tax assets. The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. For the year ended December 31, 2019, the valuation allowance on deferred tax assets increased by $101 million. The increase was primarily attributable to capital loss and state net operating loss carryforwards.
At December 31, 2019, American Entertainment Properties Corp. (“AEPC”), a wholly-owned corporate subsidiary of Icahn Enterprises and Icahn Enterprises Holdings, which includes all or parts of our Automotive, Metals, Home Fashion and Real Estate segments had U.S federal net operating loss carryforwards of approximately $2.0 billion with expiration dates from 2029 through 2037.
At December 31, 2019, CVR Energy had state income tax credits of $16 million, which are available to reduce future state income taxes. These credits can be carried forward indefinitely.
At December 31, 2019, Viskase had U.S. federal net operating loss carryforwards of $58 million which will begin expiring in the year 2024 and forward, and foreign net operating loss carryforwards of $40 million with unlimited carryforward period and $5 million with a five-year carryforward period.
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
As of December 31, 2019, we have not provided taxes on approximately $61 million of undistributed earnings in foreign subsidiaries which are deemed to be indefinitely reinvested. If at some future date these earnings cease to be permanently reinvested, we may be subject to foreign income and withholding taxes upon repatriation of such amounts. An estimate of the tax liability that would be incurred upon repatriation of foreign earnings is not practicable to determine.
Enactment of U.S. Tax Legislation
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of The Tax Legislation. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We report additional tax from the GILTI inclusion as incurred and currently estimate no additional tax due in 2019.
Under the Tax Legislation, an entity must pay a Base Erosion Anti-Abuse Tax (“BEAT”) if the BEAT is greater than its regular tax liability. We currently estimate no additional tax due in 2018 pursuant to the BEAT provisions.
Accounting for Uncertainty in Income Taxes
A summary of the changes in the gross amounts of unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Balance at January 1	$34	$34	$52
Addition based on tax positions related to the current year	2	—	—
Increase for tax positions of prior years	—	6	—
Decrease for tax positions of prior years	—	—	(3)
Decrease for statute of limitation expiration	(3)	(6)	(15)
Balance at December 31	$33	$34	$34

At December 31, 2019, 2018 and 2017, we had unrecognized tax benefits of $33 million, $34 million and $34 million, respectively. Of these totals, $27 million, $30 million and $28 million represent the amount of unrecognized tax benefits that if recognized, would affect the annual effective tax rate in the respective periods. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.
During the next 12 months, CVR Energy believes that it is reasonably possible that unrecognized tax benefits of CVR Energy may decrease by approximately $3 million due to statute expirations. We do not anticipate any significant changes to the amount of our unrecognized tax benefits in our other business segments during the next 12 months.
We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. We recorded $1 million, $1 million and $2 million as of December 31, 2019, 2018 and 2017, respectively, in liabilities for tax related net interest and penalties in our consolidated balance sheets. Income tax (benefit) expense related to interest and penalties were $0 million, $(1) million and $(7) million for the years December 31, 2019, 2018 and 2017, respectively. We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We and our subsidiaries are no longer subject to U.S. federal tax examinations for years before 2015 or state and local examinations for years before 2013, with limited exceptions. AEPC has been notified by the IRS that the group’s income tax return for the period ended December 31, 2017 will be examined.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Changes in Accumulated Other Comprehensive Loss.
Changes in accumulated other comprehensive loss consists of the following:

	Translation Adjustments, Net of Tax	Post-Retirement Benefits and Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2018	$(38)	$(47)	$(85)
Other comprehensive loss before reclassifications, net of tax	(2)	—	(2)
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	3	3
Other comprehensive (loss) income, net of tax	(2)	3	1
Elimination of stranded tax effects resulting from tax legislation	—	(5)	(5)
Balance, December 31, 2019	$(40)	$(49)	$(89)

17. Other Income, Net.
Other income, net consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Other derivative loss	$—	$(1)	$(41)
Dividend expense	(5)	(2)	(10)
Equity earnings from non-consolidated affiliates	21	7	1
Foreign currency transaction (loss) income	(5)	(1)	1
Tax settlement gain	—	—	38
Non-service pension and other post-retirement benefits expense	(3)	(8)	(4)
Gain (loss) on extinguishment of debt	2	—	(12)
Other	9	5	5
	$19	$—	$(22)

18. Commitments and Contingencies.
Environmental Matters
Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities on an undiscounted basis were $34 million and $37 million as of December 31, 2019 and December 31, 2018, respectively, primarily within our Energy and Metals segments and which are included in accrued expenses and other liabilities in our consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.
Energy
On August 21, 2018, CVR Refining received a letter from the United States Department of Justice (the “DOJ”) on behalf of the Environmental Protection Agency (the “EPA”) and Kansas Department of Health and Environment (“KDHE”) alleging violations of the Clean Air Act and a 2012 Consent Decree between CVR Refining, the United States (on behalf of the EPA) and KDHE at CVR Energy’s Coffeyville refinery. In September 2018, CVR Refining executed a tolling agreement with the DOJ and KDHE extending time for negotiation regarding the agencies’ allegations through March 2019, and this tolling agreement was extended through April 30, 2020. At this time CVR Energy cannot reasonably estimate the potential penalties, costs, fines or other expenditures that may result from this matter or any subsequent enforcement or litigation relating thereto

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and, therefore, CVR Energy cannot determine if the ultimate outcome of this matter will have a material impact on its financial position, results of operations or cash flows.
As of December 31, 2019 and 2018, our Energy segment had environmental accruals of $6 million and $8 million, respectively, representing estimated costs for future remediation efforts at certain sites.
Metals
PSC Metals has been designated as a potentially responsible party (“PRP”) under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. In addition, one of PSC Metals’ Knoxville, Tennessee locations was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. PSC Metals has entered into Tennessee’s Voluntary Clean-Up Oversight and Assistance Program (“VOAP”) and expects to enter into a settlement with the Tennessee Department of Environment and Conservation (“TDEC”) in the future. Currently, PSC Metals believes that it has adequately reserved for the cost of any potential future remediation associated with its Knoxville location, but cannot fully assess the impact of all costs or liabilities associated with TDEC’s investigations. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these other sites to be immaterial as of both December 31, 2019 and 2018. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material to its operations.
Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals’ operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon its management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $27 million and $27 million at December 31, 2019 and 2018, respectively. PSC Metals believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business. Estimates of PSC Metals’ liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a PRP at additional sites. The impact of such future events cannot be estimated at the current time.
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
CVR Refining’s expenses for its compliance with RFS were $43 million, $60 million and $249 million for years ended December 31, 2019, 2018 and 2017, respectively, which are included in cost of goods sold in our consolidated financial statements. CVR Refining’s costs to comply with RFS include the purchased cost of RINs, the impact of recognizing CVR Refining’s uncommitted biofuel blending obligation at fair value based on market prices at each reporting date and the valuation change of RINs purchases in excess of CVR Refining’s RFS obligation as of the reporting date. As of December 31, 2019 and 2018, CVR Refining’s biofuel blending obligation was $7 million and $4 million, respectively, which is included in accrued expenses and other liabilities in our consolidated balance sheets.
Litigation
From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Energy
CVR Energy, CVR Refining and its general partner, Icahn Enterprises and certain other affiliates and individuals have each been named in nine lawsuits filed in the Court of Chancery of the State of Delaware by purported former unitholders of CVR Refining, on behalf of themselves and an alleged class of similarly situated unitholders (the “Call Option Lawsuits”). The Call Option Lawsuits primarily allege breach of contract, tortious interference and breach of the implied covenant of good faith and fair dealing and seek monetary damages and attorneys’ fees, among other remedies, relating to CVR Energy’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner. In January 2020, the court dismissed CVR Holdings and certain former directors of CVR Refining’s general partner from the Call Option Lawsuits, though permitted some or all of the claims to proceed against each remaining defendant. CVR Energy believes the Call Option Lawsuits are without merit and intends to vigorously defend against them. The Call Option Lawsuits remain in the early stages of litigation. Accordingly CVR Energy cannot determine at this time the outcome of the Call Option Lawsuits, including whether the outcome of this matter would have a material impact on the its financial position, results of operations, or cash flows.
Other Matters
Pension Obligations
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 92.0% of Icahn Enterprises’ outstanding depositary units as of December 31, 2019. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by ACF. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the ACF plans have been met as of December 31, 2019. If the plans were voluntarily terminated, they would be underfunded by approximately $71 million as of December 31, 2019. These results are based on the most recent information provided by the plans’ actuary. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
Unconditional Purchase Obligations
Unconditional purchase obligations are primarily within our Energy segment relating to commitments for petroleum products storage and transportation, electricity supply agreements, product supply agreements, commitments related to CVR Energy’s biofuel blending obligation and various agreements for gas and gas transportation. The minimum required payments for our Energy segment’s unconditional purchase obligations are as follows:

Year	Amount
(in millions)
2020	$95
2021	80
2022	77
2023	75
2024	71
Thereafter	375
$773
CVR Energy is a party to various supply agreements which commit it to purchase minimum volumes of crude oil, hydrogen, oxygen, nitrogen, petroleum coke and natural gas to run its facilities’ operations. For the years ended December 31, 2019, 2018 and 2017, amounts purchased under these supply agreements totaled approximately $167 million, $214 million and $209 million, respectively.

19. Pension and Other Post-Retirement Benefit Plans.
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
Components of net periodic benefit cost (credit) are as follows:

	U.S. and Non-U.S. Pension Benefits
	Year Ended December 31,
	2019	2018	2017
	(in millions)
Service cost	$—	$1	$1
Interest cost	6	6	7
Expected return on plan assets	(4)	(5)	(8)
Amortization of actuarial losses	1	1	5
Settlement loss recognized	—	7	—
	$3	$10	$5

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides disclosures for Viskase’s benefit obligations, plan assets, funded status, and recognition in the consolidated balance sheets. As pension costs for Viskase are not material to our consolidated financial position and results of operations, we do not provide information regarding their inputs and valuation assumptions.

	U.S and Non-U.S. Pension Benefits
	2019	2018
	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$148	$188
Service cost	—	1
Interest cost	6	6
Benefits paid	(7)	(8)
Actuarial (gain) loss	11	(10)
Plan settlements	—	(28)
Currency translation	(4)	(1)
Benefit obligation, end of year	154	148
Change in plan assets:
Fair value of plan assets, beginning of year	77	115
Actual return on plan assets	15	(6)
Employer contributions	4	3
Plan settlements	—	(28)
Benefits paid	(7)	(7)
Fair value of plan assets, end of year	89	77
Funded status of the plan and amounts recognized in the consolidated balance sheets	$(65)	$(71)
Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts	$(39)	$(44)

Defined Benefit Plans Measured at Fair Value on a Recurring Basis
The following table presents Viskase’s defined benefit plan assets measured at fair value on a recurring basis:

	December 31, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in millions)
U.S. and Non-U.S. Plans:
Cash and cash equivalents	$3	$—	$3	$3	$—	$3
Government debt securities	1	2	3	1	2	3
Exchange traded funds	18	—	18	16	—	16
Mutual funds	26	2	28	22	2	24
Common stock	27	—	27	21	—	21
	$75	$4	$79	$63	$4	$67
Investments measured at net asset value			11			10
Plan assets measured at fair value			$90			$77

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. Supplemental Cash Flow Information.
Supplemental cash flow information consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Cash payments for interest, net of amounts capitalized	$524	$484	$499
Net cash (receipts) payments for income taxes, net of refunds	64	20	39
Equity investment consideration received from sale of business	—	1,241	—
Acquisition of subsidiary common stock included in accrued expenses and other liabilities	—	—	51
Seller financing secured mortgages resulting from disposition of assets	—	—	375

In addition to the above, Icahn Enterprises Holdings reduced its receivable from Icahn Enterprises in a non-cash distribution to limited partner in the amount of $32 million during 2019. This transaction is reported as a non-cash related party transaction with respect to Icahn Enterprises Holdings and is eliminated in consolidation with respect to Icahn Enterprises.

21. Subsequent Events.
Icahn Enterprises
Distribution
On February 26, 2020, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about April 28, 2020 to depositary unitholders of record at the close of business on March 20, 2020. Depositary unitholders will have until March 17, 2020 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the distribution in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending April 24, 2020. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.
Debt Transactions
Refer to Note 11, “Debt,” for subsequent events relating to our Holding Company debt and Energy segment debt transactions occurring in January 2020.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. Quarterly Financial Data (Unaudited).
Unaudited quarterly financial data for Icahn Enterprises is presented below:

	For the Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
	(in millions, except per unit data)
Net sales	$2,300	$2,364	$2,588	$2,819	$2,484	$2,815	$2,349	$2,578
Gross margin on net sales	400	377	459	392	415	443	235	362
Total revenues	1,855	2,983	2,196	3,423	2,320	2,569	2,621	2,802
Income (loss) from continuing operations	(664)	367	(573)	410	(373)	(334)	(149)	(206)
Income (loss) from discontinued operations	—	45	(24)	167	—	176	(8)	1,376
Net income (loss)	(664)	412	(597)	577	(373)	(158)	(157)	1,170
Net loss (income) attributable to non-controlling interests	(270)	280	(99)	275	(324)	(276)	—	240
Net income (loss) attributable to Icahn Enterprises	$(394)	$132	$(498)	$302	$(49)	$118	$(157)	$930

Basic income (loss) per LP unit:
Continuing operations	$(2.02)	$0.55	$(2.37)	$0.81	$(0.24)	$(0.24)	$(0.70)	$(2.30)
Discontinued operations	0.00	0.19	(0.12)	0.85	0.00	0.88	(0.04)	10.31
	$(2.02)	$0.74	$(2.49)	$1.66	$(0.24)	$0.64	$(0.74)	$8.01
Diluted income (loss) per LP unit:
Continuing operations	$(2.02)	$0.55	$(2.37)	$0.81	$(0.24)	$(0.24)	$(0.70)	$(2.30)
Discontinued operations	0.00	0.19	(0.12)	0.85	0.00	0.88	(0.04)	10.31
	$(2.02)	$0.74	$(2.49)	$1.66	$(0.24)	$0.64	$(0.74)	$8.01

The comparability of our unaudited quarterly financial data is affected by, among other things, (i) the performance of the Investment Funds, (ii) our Holding Company’s realized and unrealized equity investment gains and losses, (iii) the results of our Energy segment’s operations, impacted by the relationship of its refined product prices and prices for crude oil and other feedstocks and (iv) gains on dispositions of assets, primarily in our Mining segment in the third quarter of 2019. In addition, in connection with our sales of Federal-Mogul, Tropicana and ARI, we recorded aggregate pre-tax gains on the sales of discontinued operations of approximately $1.4 billion in the fourth quarter of 2018.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and Icahn Enterprises Holdings’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Based on the evaluation performed according to the guidelines established by COSO, as of December 31, 2019, management has concluded, due to the material weakness in our internal control over financial reporting as described below, that our internal control over financial reporting was not effective.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness in the design of our controls relating to identifying significant investees for which summarized financial information or separate financial statements may be required under SEC rules and regulations.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Grant Thornton LLP, our independent registered public accounting firm, has audited and issued their reports on Icahn Enterprises’ internal control over financial reporting, which appears below.
Remediation Plan
We are in the process of implementing a plan of remediation that includes a more formalized process, quarterly discussions with the Investment Segment and Legal Departments and a detailed review performed on the analysis.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners
Icahn Enterprises L.P.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Partnership has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
The Partnership identified a material weakness in the design of their controls for identifying significant investees for which summarized financial information or separate financial statements may be required under SEC rules and regulations.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2019. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated February 28, 2020 which expressed an unqualified opinion on those financial statements.
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
February 28, 2020

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The names, offices held and ages of the directors and executive officers of Icahn Enterprises G.P., Inc. (“Icahn Enterprises GP”), the general partner of each of Icahn Enterprises L.P. (“Icahn Enterprises”) and Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) during 2019 and through the date of this Report are as follows:

Name	Age	Position
Carl C. Icahn	84	Chairman of the Board
Keith Cozza	41	President, Chief Executive Officer and Director
SungHwan Cho	45	Chief Financial Officer and Director
Peter Reck	53	Chief Accounting Officer
Michael Nevin	36	Director
Denise Barton	62	Director
Alvin B. Krongard	83	Director
Jack G. Wasserman (1)	83	Director
(1) On February 26, 2020, Jack G. Wasserman, a member of the Board of Directors of Icahn Enterprises GP and the chairman of its audit committee, notified Icahn Enterprises of his intention to resign from the Board of Directors, effective February 27, 2020. Mr. Wasserman’s resignation was not the result of any dispute or disagreement with Icahn Enterprises GP or us on any matter relating to our operations, policies or practices. The Board of Directors has initiated a search process to identify a successor.
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
Keith Cozza has been the President and Chief Executive Officer of Icahn Enterprises since February 2014. In addition, Mr. Cozza has served as Chief Operating Officer of Icahn Capital LP, the subsidiary of Icahn Enterprises through which Carl C. Icahn manages investment funds, since February 2013. From February 2013 to February 2014, Mr. Cozza served as Executive Vice President of Icahn Enterprises. Mr. Cozza is also the Chief Financial Officer of Icahn Associates Holding LLC, a position he has held since 2006. Mr. Cozza has been a: director of Tenneco Inc., manufacturers of Ride Performance, Clean Air products and technology solutions for automotive and commercial vehicles, since October 2018; Chairman of the Board of Xerox Corporation, a provider of document management solutions, since May 2018; and a director of Icahn Enterprises since September 2012. In addition, Mr. Cozza serves as a director of certain wholly-owned subsidiaries of Icahn Enterprises, including: Icahn Automotive Group LLC and PSC Metals, LLC. Mr. Cozza was previously: a director of Federal-Mogul LLC, a supplier of automotive powertrain and safety components, until October 2018; a director of Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts, from February 2014 until October 2018; a director of Herbalife Ltd., a nutrition company, from April 2013 until April 2018; a member of the Executive Committee of American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, from June 2014 to June 2017; a director of FCX Oil & Gas Inc., a wholly-owned subsidiary of Freeport-McMoRan Inc., from October 2015 to April 2016; a director of CVR Refining, LP from January 2013 to February 2014; and a director of MGM Holdings Inc., an entertainment company focused on the production and distribution of film and television content, from April 2012 to August 2012. Icahn Enterprises, Icahn Automotive Group LLC, PSC Metals, LLC and CVR Refining, LP each are indirectly controlled by Carl C. Icahn, and Federal-Mogul LLC, Tropicana Entertainment Inc. and American Railcar Leasing LLC were previously indirectly controlled by Mr. Icahn. Mr. Icahn has or previously had non-controlling interests in Tenneco Inc., Xerox Corporation, Herbalife Ltd., Freeport-McMoRan, and MGM Holdings through the ownership of securities.
Mr. Cozza brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In particular, his experience as Chief Financial Officer of Icahn Associates Holding LLC enables him to understand the complex business and financial issues that we may face.
SungHwan Cho has served as Chief Financial Officer of Icahn Enterprises since March 2012. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises since October 2006. Mr. Cho has been a director of: Hertz Global Holdings, Inc., a company engaged in the car rental business, since May 2017; Ferrous Resources Ltd since June 2015; Icahn Enterprises since September 2012; and CVR Energy, Inc. since May 2012 (and has been Chairman of the Board of CVR Energy, Inc. since June 2018). In addition, Mr. Cho serves as a director of certain wholly-owned subsidiaries of Icahn Enterprises, including: Icahn Automotive Group LLC; PSC Metals, LLC; and WestPoint Home LLC. Mr. Cho was previously: a member of the Executive Committee of American Railcar Leasing LLC, a lessor an seller of specialized railroad tank and covered hopper railcars, from September 2013 to June 2017; a director of CVR Partners, LP from May 2012 to April 2017; a director of Viskase Companies, Inc. from November 2006 to April 2017; a director of Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 to November 2013; a director (from June 2011) and Chairman of the Board (from July 2014) of American Railcar Industries, Inc., a railcar manufacturing company, until December 2018; a director of Federal-Mogul LLC, a supplier of automotive powertrain and safety components, until October 2018; and a director (from January 2013) and Chairman of the Board (from June 2018) of CVR Refining, LP Ferrous Resources Ltd, Icahn Enterprises, CVR Energy, Inc., Icahn Automotive Group LLC, PSC Metals, LLC, WestPoint Home LLC, CVR Partners, LP, Viskase Companies, Inc. and CVR Refining, LP each are indirectly controlled by Carl C. Icahn, and American Railcar Industries, Inc., Federal-Mogul LLC and American Railcar Leasing LLC were previously indirectly controlled by Mr. Icahn. Mr. Icahn has or previously had a non-controlling interest in each of Hertz Global Holdings and Take-Two Interactive Software through the ownership of securities.
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
Michael Nevin has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since December 2018 and has served as Managing Director from June 2018 until August 2019. In addition, Mr. Nevin has served as Chief Financial Officer of Icahn Automotive Group LLC since February 2019. From July 2015 to June 2018, Mr. Nevin served as a Financial Analyst at Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Nevin was employed by Jefferies LLC as a Research Analyst from 2014 to 2015 covering the utilities sector. Mr. Nevin was also employed by JP Morgan Investment Bank in various roles from 2009 to 2014, most recently as an Associate from 2012 to 2014. Mr. Nevin is married to the daughter of Carl C. Icahn, the Chairman of the Board of Icahn Enterprises. Mr. Nevin has been a director of: Viskase Companies, Inc. since April 2017; and Conduent Incorporated, a provider of business process outsourcing services, since December 2016. Icahn Enterprises has a non-controlling interest in Conduent through the ownership of securities. Mr. Nevin was previously: a director of Ferrous Resources Ltd, an iron ore mining company, from December 2016 through its sale in August 2019; a director of American Railcar Industries, Inc., a railcar manufacturing company, from February 2017 through its sale in December 2018; and a director of Federal-Mogul LLC, a supplier of automotive powertrain and safety components, from February 2016 through its sale in October 2018. Ferrous Resources Ltd., American Railcar Industries, Inc. and Federal-Mogul LLC were previously indirectly controlled by Mr. Icahn.

Denise Barton has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since September 2019 and is a member of our audit committee. Ms. Barton has served on the board of directors and audit committee for Viskase Companies, Inc., a subsidiary of Icahn Enterprises, since May 2016 and served on the board of directors and audit committee for Trump Entertainment Resorts, Inc., a subsidiary of Icahn Enterprises, from February 2016 through June 2017. Ms. Barton served as a member of the Operating Executive Board of Gotham Private Equity Partners, LP, a New York based merchant banking firm, from March 2010 through January 2014. Ms. Barton served as the Chief Financial Officer for Land Holdings I, LLC, a company formed to develop, own and operate the Scarlet Pearl Casino Resort, from March 2012 through March 2017. In addition, Ms. Barton has over 15 years’ experience in public accounting and has served as Chief Financial Officer in both public and private companies. Ms. Barton is a certified public accountant and has been licensed by the Nevada State Gaming Control Commission, the New Jersey Casino Control Commission and the Mississippi Gaming Commission.
Alvin B. Krongard has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since March 2019 and is a member of our audit committee. Mr. Krongard currently serves as the lead independent director and chairman of the audit committee of the board of directors of Under Armour, Inc., as a director and chairman of the corporate governance committee and the investment committee of the board of directors of Iridium Communications Inc., and as a director and a member of the audit committee of the board of directors of Apollo Global Management, LLC. He served as Executive Director of the Central Intelligence Agency from 2001 to 2004 and as counselor to the Director of the Central Intelligence Agency from 2000 to 2001. Mr. Krongard previously served in various capacities at Alex.Brown, Incorporated, including serving as Chief Executive Officer beginning in 1991 and assuming additional duties as Chairman of the board of directors in 1994. Upon the merger of Alex.Brown with Bankers Trust Corporation in 1997, Mr. Krongard became Vice Chairman of the Board of Bankers Trust and served in such capacity until joining the Central Intelligence Agency in 1998.
Jack G. Wasserman has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since December 1993 and is the chairman of our audit committee. Mr. Wasserman has been a director of Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, a company controlled by Mr. Icahn, since December 1998. Mr. Wasserman has served Icahn Enterprises’ subsidiaries as a director of IEH Auto Parts LLC since June 2015 and as a director and member of the audit committee of Trump Entertainment Resorts, Inc. since February 2016. Mr. Wasserman has been engaged in the practice of law as a sole practitioner, since September 2001. Mr. Wasserman previously served as: a director of Wendy’s, a franchisor of the Wendy’s restaurant system, as the chairman of the ERISA committee of Wendy’s and as a member of the audit and compensation committees of Wendy’s, from March 2004 to June 2015; a director and chairman of the audit committee of American Entertainment Properties Corp. a subsidiary of Icahn Enterprises, from December 2003 to March 2013; and a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm, and its predecessors, from 1966 until 2001. He is a current and past director of numerous not-for-profit organizations. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida and the District of Columbia.
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
Audit Committee
Denise Barton, Alvin B. Krongard and Jack G. Wasserman serve on our audit committee. As discussed above, Mr. Wasserman has resigned as a director and chairman of the audit committee effective as of February 27, 2020. We believe that the audit committee members are “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules of the NASDAQ Stock Market (“NASDAQ”). A copy of the audit committee charter is available on our website at www.ielp.com/corporate-governance or may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.
Our audit committee has regularly scheduled meetings each year, and numerous other meetings when circumstances require. Regularly scheduled meetings are held in connection (a) with the audit committee’s review, together with our senior management, the senior management of our subsidiaries, and representatives of our independent auditor, of our quarterly reports on Form 10-Q and our annual report on Form 10-K and (b) telephone conferences with the senior management of each of our subsidiaries. Regularly scheduled meetings are also held with our Chief Financial Officer, Chief Accounting Officer and Chief Auditor, who report to the audit committee on company-wide developing financial and related matters. In connection with our annual report on Form 10-K, the audit committee meets in executive session, and also meets separately with our independent auditor and our senior management. Our audit committee holds two annual executive sessions. When necessary, our audit committee holds informal meetings, meets with its independent counsel, and, when appropriate, with independent financial advisers.

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
Audit Committee Report
The audit committee has confirmed that: (1) the audit committee reviewed and discussed our audited financial statements for the year ended December 31, 2019 with management; (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU§380); (3) the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1; and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the board of directors that our audited financial statements for the year ended December 31, 2019 be included in this Report.
This report is provided by the following independent directors, who constitute the audit committee:
Denise Barton
Alvin B. Krongard
Jack G. Wasserman

Code of Ethics and Business Conduct
Icahn Enterprises GP’s board of directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is available on our website at www.ielp.com/corporate-governance and may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.
NASDAQ Corporate Governance Compliance
Pursuant to Rule 5615(a)(4)(J) of the NASDAQ corporate governance requirements, in the event that an executive officer of Icahn Enterprises’ or Icahn Enterprises Holdings’, or a person performing an equivalent role, becomes aware of any noncompliance with NASDAQ’s corporate governance requirements, he or she is required to provide prompt notice to NASDAQ of such noncompliance. As of February 28, 2020, we believe that we are compliant with NASDAQ’s corporate governance requirements.
Board Leadership Structure
Our leadership structure includes the positions of Chairman of the Board (“Chairman”) and Chief Executive Officer. Mr. Icahn serves as our Chairman and Mr. Cozza serves as our Chief Executive Officer.
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
Board of Directors Role in Risk Oversight
In connection with its oversight responsibilities, the board of directors, including the audit committee, periodically reviews the significant risks that we face. These risks include strategic, financial, operational and compliance risks. The board of directors administers its risk oversight responsibilities through its Chief Executive Officer and its Chief Financial Officer, who, together with our chief auditor and management representatives of each of our operating subsidiaries, review and assess the operations of the businesses as well as each respective management’s identification, assessment and mitigation of the material risks affecting our operations.
Delinquent Section 16(a) Reports
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

Item 11. Executive Compensation.
Company Structure and Reporting Requirements
Icahn Enterprises is a master limited partnership (“MLP”) and is not subject to the proxy solicitation rules as required by section 14A of the Exchange Act or §240.14a-20. Furthermore, because Icahn Enterprises has not ever been a TARP recipient, as defined in section 111(a)(3) of the Emergency Economic Stabilization Act of 2008, it is not subject to §240.14a-20. As an MLP, pursuant to Icahn Enterprises’ partnership agreement, the general partner, Icahn Enterprises GP, has exclusive management powers over the business and affairs of Icahn Enterprises. That is, Icahn Enterprises GP’s stockholders have the right to elect members of Icahn Enterprises GP’s board of directors, who, in turn, elect the officers of Icahn Enterprises. Accordingly, Icahn Enterprises does not hold annual meetings to elect its directors.
Compensation Discussion and Analysis
The following section provides an overview and analysis of our compensation programs, the compensation decisions we have made under those programs, and the factors we considered in making those decisions. Later in this section, under the heading “Additional Information Regarding Executive Compensation,” we provide a table containing specific information about the compensation earned by the following individuals in 2019, whom we refer to as our named executive officers:
•Carl C. Icahn, Chairman of the Board(1)
•Keith Cozza, President and Chief Executive Officer(2)
•SungHwan Cho, Chief Financial Officer(3)
•Peter Reck, Chief Accounting Officer
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
Overview of Compensation Program
Throughout this narrative discussion and in the accompanying table, we refer to our named executive officers. The key compensation package provided to our named executive officers consists of (i) base salary, (ii) incentive compensation and (iii) other benefits. The key compensation provided to our named executive officers for 2019 consisted of salary and bonuses. See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for the compensation received by each of our named executive officers for 2019. Executive compensation levels and bonuses are established based upon the recommendation of our chairman, which are discussed with members of the board. The board of directors does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.
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
Each element of compensation is reviewed so that the overall compensation package will attract, motivate and retain our key employees, including our named executive officers, by rewarding superior performance. The following factors are considered to determine the amount of compensation paid to each executive officer:
•overall job performance, including performance against corporate and individual objectives;
•job responsibilities, including unique skills necessary to support our long-term performance, including that of our subsidiaries; and
•teamwork, both contributions as a member of the executive management team and fostering an environment of personal and professional growth for the entire work force.
Allocation of Compensation
There is no pre-established policy or target for the allocation of compensation. As we are a limited partnership and a controlled entity under the NASDAQ listing rules, our status as an MLP exempts us from certain corporate governance rules, including the requirement to maintain a compensation committee. In 2019, the total compensation granted to named executive officers was in the form of cash compensation.
Compensation Components
Base Salary
Base salaries for executive officers are determined based on job performance, job responsibilities and teamwork.
Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds.
Generally, total compensation is used in determining the amount of contributions permitted under our 401(k) Plan. In addition, base salary may include accrued but unused paid time off (“PTO”) days that have been paid in accordance with the Company’s PTO policy.
See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for detailed information on the compensation received by each of our named executive officers for 2019.
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
For 2019, Mr. Cozza was paid a discretionary bonus of $5,000,000. For 2019 Messrs. Cho and Reck are each eligible to receive a discretionary bonus, the amounts of which have not been paid or determined as of the date of this Report but which, as of the date of this Report, we expect to be no less than the respective bonus payments for 2018 (i.e. $1,700,000 for Mr. Cho and $225,000 for Mr. Reck). Due to the discretionary nature of the bonuses, the bonus amounts may differ from, and may be greater than, these estimates and the actual amounts paid will not be determined until March 2020.
401(k) Plan and Other Benefits
For 2019, Messrs. Cozza, Cho and Reck were our only named executive officers participating in our qualified Icahn Enterprises Holdings 401(k) Plan (the “401(k) Plan”), and thus received matching contributions for 2019. The matching contributions for the respective named executive officer in 2019 are disclosed in our Summary Compensation Table under “All Other Compensation” and in the related footnote. Mr. Icahn was our only named executive who did not participate in the 401(k) Plan for 2019. Our 401(k) Plan helps employees save and prepare financially for retirement.
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
Perquisites
The total value of all perquisites and personal benefits (exclusive of 401(k) Plan matching contributions) provided to each of our named executive officers for 2019, 2018 and 2017 was less than $10,000 per person, except for Mr. Icahn, for whom perquisites and other benefits are identified in the Summary Compensation Table under the “All Other Compensation” column and in related footnotes.
CEO Pay Ratio
Our Chief Executive Officer to median employee pay ratio (“CEO Pay Ratio”) is calculated in accordance with Regulation S-K. We determined that we were permitted by Regulation S-K to use the same median employee for 2019 as was identified in the prior year using data as of December 31, 2018, which used total cash compensation (inclusive of any bonuses) as our compensation measure. We elected to use the prior year data as we have not had significant changes to our employee population or employee compensation arrangements that we reasonably believe would result in a significant change in our CEO Pay Ratio disclosure.
We believe that the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees or other forms of non-cash compensation. We included all active employees, except as permitted to be excluded by Regulation S-K, whether employed on a full-time, part-time, temporary or seasonal basis. We did not utilize any sampling methods and we did not make any assumptions, adjustments, or estimates with respect to total cash compensation, except to annualize full-time and part-time employees who were hired during the period and to translate any compensation measured in a foreign currency to U.S. Dollars.
The median employee identified in the prior year was no longer an active employee as of December 31, 2019, therefore, as permitted by Regulation S-K, we identified another employee from our prior year date that is currently actively employed as of December 31, 2019. Such employee is employed by the same subsidiary in the same geographic location with substantially similar compensation arrangements as the median employee identified in the prior year. After identifying the median employee for 2019, we calculated the total 2019 annual compensation for such employee using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table below.
Our Chief Executive Officer’s total annual compensation for 2019 was $6,511,387. The median employee’s total annual compensation for 2019 was $31,203. The ratio of our Chief Executive Officer’s total annual compensation to our median employee’s total annual compensation for 2019 was 209:1.
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
This report is provided by the board of directors:
Carl C. Icahn
Sung Hwan Cho
Keith Cozza
Denise Barton
Alvin B. Krongard
Jack G. Wasserman
Compensation Committee Interlocks and Insider Participation
During 2019, our entire board of directors, including Mr. Icahn, participated in deliberations concerning executive compensation. During 2019, none of our executive officers served on the compensation committee (or equivalent), or the board of directors of another entity whose executive officer(s) served on our board of directors.
Additional Information Regarding Executive Compensation
The following table sets forth information in respect of the compensation earned for services to us and/or our subsidiaries by each of our named executive officers for 2019.
Summary Compensation Table

	Annual Compensation(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)		All Other Compensation ($)		Total ($)
Carl C. Icahn(2) Chairman of the Board	2019	1	—		14,636	(3)	14,637
	2018	1	—		66,142	(3)	66,143
	2017	1	—		102,547	(3)	102,548

Keith Cozza(4) President and Chief Executive Officer	2019	1,500,043	5,000,000		11,344	(3)	6,511,387
	2018	1,528,889	5,000,000		10,719	(3)	6,539,608
	2017	1,511,582	4,000,000		10,562	(3)	5,522,144

SungHwan Cho (5) Chief Financial Officer	2019	878,794	1,700,000	(7)	11,344	(3)	2,590,138
	2018	849,254	1,700,000		10,719	(3)	2,559,973
	2017	840,023	1,400,000		10,562	(3)	2,250,585

Peter Reck (6) Chief Accounting Officer	2019	331,971	225,000	(8)	10,324	(3)	567,295
	2018	321,932	225,000		10,152	(3)	557,084
	2017	316,395	215,000		9,742	(3)	541,137

(1) Pursuant to applicable regulations, certain columns of the Summary Compensation Table have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, any of our subsidiaries or by Icahn Enterprises GP, which was subsequently reimbursed by us, required to be reported in those columns.
(2) The salary indicated above represents compensation paid to Mr. Icahn in each of 2019, 2018 and 2017 for his services as Chief Executive Officer of our subsidiary, Icahn Capital LP, and of the general partners of the Investment Funds. Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds for which he currently receives an annual base salary of $1 per annum. Mr. Icahn does not receive director fees from us.
(3) Represents other compensation paid to the following named executive officers: (i) Carl C. Icahn, $13,681, $29,499 and $20,107, in medical and dental benefits for 2019, 2018 and 2017, respectively; $955 in life insurance paid by us for each of 2019, 2018 and 2017; and in his capacity as the Chairman of the Board of Federal-Mogul, $35,688 and $81,485,

representing the incremental cost of Mr. Icahn’s personal use of Federal-Mogul’s corporate aircraft for 2018 and 2017, respectively. Mr. Icahn received no fees or compensation from Federal-Mogul for 2018 and 2017, other than the use of the corporate aircraft as discussed above. The calculation of incremental cost for the personal use of Federal-Mogul’s corporate aircraft includes the variable costs incurred as a result of personal flight activity, which are comprised of a portion of ongoing maintenance and repairs, aircraft fuel, airport fees, catering, and fees and travel expenses for the flight crew. The use of the aircraft for personal use by Mr. Icahn was approved by the board of directors and the Compensation Committee of Federal-Mogul; (ii) Mr. Cozza, $9,063, $8,438 and $8,281 in matching contributions under our 401(k) Plan for 2019, 2018 and 2017, respectively; $1,326 in medical and dental benefits paid by us for each of 2019, 2018 and 2017, respectively; $955 in life insurance premiums paid by us for each of 2019, 2018 and 2017; (iii) Mr. Cho, $9,063, $8,438 and $8,281 in matching contributions under our 401(k) Plan for 2019, 2018 and 2017, respectively; $1,326 in medical and dental benefits paid by us for each of 2019, 2018 and 2017, respectively; and $955 in life insurance premiums paid by us for each of 2019, 2018 and 2017; and (iv) Mr. Reck, $8,827, $8,655 and $8,281 in matching contributions under our 401(k) Plan for 2019, 2018 and 2017, respectively; $742 in medical and dental benefits paid by us for each of 2019, 2018 and 2017, respectively; and $755, $755 and $719 in life insurance premiums paid by us for 2019, 2018 and 2017, respectively. Mr. Icahn did not participate in the 401(k) plan during 2019, 2018 and 2017 and thus did not receive any matching contributions for those fiscal years.
(4) In addition to Mr. Cozza’s role as President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings, he serves as the Chief Operating Officer of Icahn Capital LP and holds officer and/or director positions at certain of our other subsidiaries. During 2019, Mr. Cozza received a salary of $1,500,043 and a bonus of $5,000,000, which was determined based on various factors, including, but not limited to, overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork.
(5) For 2019, Mr. Cho received a salary of $878,794 and is eligible to receive a bonus that is expected to be not less than, and which may be greater than, $1,700,000 (as discussed above and in footnote (7) to this Summary Compensation Table), which will be determined based on various factors, including, but not limited to overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork.
(6) For 2019, Mr. Reck received a salary of $331,971 and is eligible to receive a bonus that is expected to be not less than, and which may be greater than, $225,000 (as discussed above and in footnote (7) to this Summary Compensation Table), which will be determined based on various factors, including, but not limited to overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork.
(7) The amount of the discretionary bonus for 2019 for Mr. Cho has not yet been determined, but is expected to be no less than the amount of the bonus paid for 2018, which was $1,700,000. Due to the discretionary nature of the bonus, the bonus amount may differ from, and may be greater than, these estimates and the actual amounts paid will not be determined until March 2020. Once Mr. Cho’s annual bonus for 2019 is determined, such amount will be disclosed in a filing under Item 5.02(f) of Form 8-K.
(8) The amount of the discretionary bonus for 2019 for Mr. Reck has not yet been determined, but is expected to be no less than the amount of the bonus paid for 2018, which was $225,000. Due to the discretionary nature of the bonus, the bonus amount may differ from, and may be greater than, these estimates and the actual amounts paid will not be determined until March 2020. Once Mr. Reck’s annual bonus for 2019 is determined, such amount will be disclosed in a filing under Item 5.02(f) of Form 8-K.
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
Employment Agreements
On December 20, 2019, Icahn Enterprises entered into an employment agreement (the “Employment Agreement”) with Keith Cozza, pursuant to which Mr. Cozza will continue to serve as the President and Chief Executive Officer of Icahn Enterprises, Icahn Enterprises Holdings and Icahn Enterprises GP, the general partner of Icahn Enterprises and Icahn Enterprises Holdings, effective January 1, 2020 until May 31, 2021 unless sooner terminated as provided in the Employment Agreement.
Mr. Cozza will continue to be, among other things, principally responsible for overseeing portfolio company operations and involved with acquisitions, dispositions and financings engaged in by Icahn Enterprises, Icahn Enterprises Holdings and its subsidiaries.

During his term of employment under the Employment Agreement, Mr. Cozza will be paid a base salary at the rate of $1,500,000 per annum, payable every two weeks. Subject to the terms of the Employment Agreement, Mr. Cozza will receive an annual cash bonus payment of $5,000,000 for calendar year 2020 and $2,083,333.34 for the period between January 1, 2021 to May 31, 2021. Mr. Cozza received a one-time cash payment of $5,000,000 in December 2019 in full and final satisfaction of all bonus amounts due to Mr. Cozza for calendar year 2019 under the terms of his then current employment arrangement.
We do not currently have an employment agreement with any of our other named executive officers.
Stock Award, Option and Non-Equity Incentive Plans
Our named executive officers are not granted any stock award or awards under the 2017 Incentive Plan and do not participate in any non-equity incentive plans.
Potential Payments Upon Termination or Change in Control
We did not have any employment agreements or other arrangements pursuant to which any of our named executive officers would have received potential payments upon a termination or change in control as of December 31, 2019.
As noted above, on December 20, 2019, Icahn Enterprises entered into the Employment Agreement with Mr. Cozza, which provides that, in the event that Mr. Cozza is terminated by Icahn Enterprises without Cause (as defined below) or terminates his employment for Good Reason (as defined below), he shall be entitled to payment by Icahn Enterprises of a pro-rata portion of any unpaid bonus for the calendar year of the termination, payable in a lump sum within 5 business days of the effective date of such termination. As noted above under “Employment Agreements”, the amount of the bonus for Mr. Cozza for calendar year 2020 is $5,000,000, and the amount of the bonus for the period between January 1, 2021 to May 31,2021 is $2,083,333.34. If Mr. Cozza is terminated by Icahn Enterprises without Cause or terminates his employment for Good Reason, in either case, during the 2021 calendar year, the pro-rata portion of Mr. Cozza’s bonus will be determined based on the number of days elapsed during calendar year 2021 prior to the effective date of such termination over the total number of calendar days from January 1, 2021 through May 31, 2021 (and not, for the avoidance of doubt, through December 31, 2021).
For purposes of the Employment Agreement, “Cause” generally means (i) conduct by Mr. Cozza in any manner that violates any law, rule or regulation in any material respect, as a result of any wrongful or improper act, but, in each case, only to the extent that Mr. Cozza’s conduct results in his conviction of a felony in a United States federal court or state court of law, or (ii) a material breach by Mr. Cozza of the Employment Agreement which is not cured within 5 business days following written notice.
For purposes of the Employment Agreement, “Good Reason” generally means (i) a material breach of the terms of the Employment Agreement by Icahn Enterprises, or (ii) a material change in the duties assigned to Mr. Cozza which are so different in responsibility and scope so as to be materially adverse to Mr. Cozza to the extent that Mr. Cozza acting reasonably would be demeaned by such change, in each case, which is not cured within 5 business days following written notice.
Director Compensation
The following table provides compensation information for our directors in 2019, except for Messrs. Icahn, Cho and Cozza. Compensation received by Messrs. Icahn, Cho and Cozza is included in the Summary Compensation Table. Messrs. Icahn, Cho and Cozza did not receive compensation for serving on our board of directors.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Denise Barton	9,205	—	9,205
Alvin B. Krongard	27,880	—	27,880
Jack G. Wasserman	40,000	—	40,000
William A. Leidesdorf	25,123	—	25,123
James L. Nelson	6,425	—	6,425
Michael Nevin	—	—	—

Each director will hold office until his successor is elected and qualified. As discussed above, Mr. Wasserman has resigned as a director and chairman of the audit committee effective as of February 27, 2020. Mr. Leidesdorf served as director until his departure in September 2019. Ms. Barton was appointed to serve as director in September 2019 to fill the vacancy created by the departure of Mr. Leidesdorf. Mr. Nelson served as director until his departure in March 2019. Mr. Krongard was appointed to serve as director in March 2019 to fill the vacancy created by the departure of Mr. Nelson.

During 2019, the fees earned or paid in cash for Ms. Barton and Messrs. Krongard, Wasserman, Leidesdorf and Nelson were in respect of their services rendered as members of our board of directors. With respect to Mr. Wasserman, the fees earned or paid in cash included $5,000 for serving as the chairman of the audit committee. Mr. Nevin did not receive compensation in respect of his services rendered as a member of our board of directors.
Directors receive only cash compensation, if applicable, and currently are not granted any options, units or other equity-based awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.
As of February 28, 2020, affiliates of Mr. Icahn, owned 197,049,652 of Icahn Enterprises’ depositary units, or approximately 92.0% of Icahn Enterprises’ outstanding depositary units. In accordance with the listing rules of NASDAQ, Icahn Enterprises’ status as a limited partnership affords Icahn Enterprises an exemption from certain corporate governance requirements which includes an exemption from the requirement to have compensation and nominating committees consisting entirely of independent directors. Icahn Enterprises GP’s board of directors presently consists of three independent directors and the audit committee consists entirely of independent directors.
The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP. Thus, since Mr. Icahn, through affiliates, holds approximately 92.0% of Icahn Enterprises’ outstanding depositary units as of February 28, 2020, Icahn Enterprises GP will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn’s consent. Moreover, under the partnership agreement, the affirmative vote of Icahn Enterprises GP and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue Icahn Enterprises in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of Icahn Enterprises Holdings, to consent to certain proposals submitted for the approval of the limited partners of Icahn Enterprises Holdings. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.
The following table provides information, as of February 28, 2020, as to the beneficial ownership of the depositary units for each director of Icahn Enterprises GP and all directors and executive officers of Icahn Enterprises GP, as a group. Except for Mr. Icahn, none of our named executive officers or directors beneficially owns more than 5% of Icahn Enterprises’ depositary units.

Name of Beneficial Owner	Beneficial Ownership of Icahn Enterprises’ Depositary Units		Percent of Class
Carl C. Icahn	197,049,652	(a) (b)	92.0%
Keith Cozza	2,000		*
SungHwan Cho	1,100		*
Jack G. Wasserman	1,562		*
Peter Reck	—		—%
Denise Barton	—		—%
Alvin B. Krongard	—		—%
Michael Nevin	—		—%
All Directors and Executive Officers as a Group (eight persons)	197,054,314		92.0%
* Less than 1% of total outstanding depositary units of Icahn Enterprises.

(a) The foregoing is exclusive of a 1.99% ownership interest which Icahn Enterprises GP holds by virtue of its 1% general partner interest in each of us and Icahn Enterprises Holdings.
(b) The following footnotes describe Mr. Icahn’s beneficial ownership of Icahn Enterprises’ depositary units:

(1)	CCI Onshore LLC (“CCI Onshore”) beneficially owns 45,870,268 Depositary Units. High Coast Limited Partnership (“High Coast"” is the sole member of CCI Onshore. Little Meadow Corp. (“Little Meadow”) is the general partner of High Coast. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn, Little Meadow and High Coast (by virtue of their relationships to CCI Onshore) may be deemed to indirectly beneficially own the Depositary Units which CCI Onshore owns. Each of Mr. Icahn, Little Meadow and High Coast disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.
(2)	Gascon Partners (“Gascon”) beneficially owns 27,013,966 Depositary Units. Little Meadow is the managing general partner of Gascon. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Little Meadow (by virtue of their relationships to Gascon) may be deemed to indirectly beneficially own the Depositary Units which Gascon owns. Each of Mr. Icahn and Little Meadow disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.
(3)	High Coast beneficially owns 94,781,485 Depositary Units. Little Meadow is the general partner of High Coast. Carl C. Icahn beneficially owns 100% of Little Meadow. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Little Meadow (by virtue of their relationships to High Coast) may be deemed to indirectly beneficially own the Depositary Units which High Coast owns. Each of Mr. Icahn and Little Meadow disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.
(4)	Highcrest Investors LLC (“Highcrest”) beneficially owns 22,047,958 Depositary Units. Starfire Holding Corporation (“Starfire”) beneficially owns 100% of Highcrest. Carl C. Icahn beneficially owns 100% of Starfire. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Starfire (by virtue of their relationships to Highcrest) may be deemed to indirectly beneficially own the Depositary Units which Highcrest owns. Each of Mr. Icahn and Starfire disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.
(5)	Thornwood Associates Limited Partnership (“Thornwood”) beneficially owns 7,335,975 Depositary Units. Barberry Corp. (“Barberry”) is the general partner of Thornwood. Carl C. Icahn beneficially owns 100% of Barberry. Pursuant to Rule 16a-1(a)(2) under the Exchange Act, each of Mr. Icahn and Barberry (by virtue of their relationships to Thornwood) may be deemed to indirectly beneficially own the Depositary Units which Thornwood owns. Each of Mr. Icahn and Barberry disclaims beneficial ownership of such Depositary Units except to the extent of their pecuniary interest therein.
(6)	Does not include 12,000 Depositary Units owned by Gail Golden, the wife of Mr. Icahn. Mr. Icahn, by virtue of his relationship to Ms. Golden, may be deemed to beneficially own such Depositary Units. Mr. Icahn disclaims beneficial ownership of such Depositary Units for all purposes.

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
Related Party Transactions with Our General Partner and Its Affiliates
Mr. Icahn, in his capacity as majority unitholder, will not receive any additional benefit with respect to distributions and allocations of profits and losses not shared on a pro rata basis by all other unitholders. In addition, Mr. Icahn has confirmed to us that neither he nor any of his affiliates will receive any fees from us in consideration for services rendered in connection with investments by us other than as otherwise disclosed herein. We have, and in the future may determine to make, investments in entities in which Mr. Icahn or his affiliates also have investments. We may enter into other transactions with Mr. Icahn and his affiliates, including, without limitation, buying and selling assets from or to affiliates of Mr. Icahn and participating in joint venture investments in assets with affiliates of Mr. Icahn. Furthermore, it should be noted that our partnership agreement provides that Icahn Enterprises GP and its affiliates are permitted to have other business interests and may engage in other business ventures of any nature whatsoever, and may compete directly or indirectly with our business. Mr. Icahn and his affiliates currently invest in assets that may be similar to those in which we may invest, and Mr. Icahn and his affiliates intend to continue to do so. Pursuant to the partnership agreement, however, we will not have any right to participate therein or receive or share in any income or profits derived therefrom.
During 2019, we declared four quarterly distributions aggregating $8.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash. As a result of the above declared distributions, during 2019 we distributed an aggregate 21,898,853 of Icahn Enterprises’ depositary units to those depositary unitholders who elected to receive such distributions in additional depositary units, of which an aggregate of 21,608,064 depositary units were distributed to Mr. Icahn and his affiliates. As a result, Mr. Icahn and his affiliates owned approximately 92.0% of Icahn Enterprises’ outstanding depositary units as of December 31, 2019.
On February 26, 2020, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about April 28, 2020 to depositary unitholders of record at the close of business on March 20, 2020. Depositary unitholders will have until March 17, 2020 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the distribution in cash. To date, Mr. Icahn and his affiliates have elected to receive their distributions in additional depositary units; however, Mr. Icahn and his affiliates may in the future elect to receive all or a portion of the distributions in cash or in additional depositary units.

Pursuant to registration rights agreements, Mr. Icahn has certain registration rights with regard to the depositary units beneficially owned by him.
In 2019, Icahn Enterprises GP was allocated a loss of $22 million of our net loss attributable to Icahn Enterprises as a result of its combined 1.99% general partner interests in us and Icahn Enterprises Holdings.
We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. Additionally, Mr. Icahn and his affiliated entities may also invest in securities in which Icahn Enterprises and its consolidated subsidiaries invest. Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), make investments in the Investment Funds. During 2019, affiliates of Mr. Icahn invested $220 million in the Investment Funds. As of December 31, 2019, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $4.5 billion, representing approximately 51% of the Investment Funds’ assets under management.
Other Related Party Transactions
Icahn Capital LP (“Icahn Capital”), a wholly-owned subsidiary of ours, paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services. During 2019, under a separate expense-sharing agreement, we have charged Icahn Affiliates $1 million for such services.
Icahn Capital pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Icahn Capital shall be allocated pro rata for such expenses in accordance with each investor’s capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital are reimbursed by the Investment Funds, generally when such expenses are paid. During 2019, $23 million was allocated to the Investment Funds based on this expense-sharing arrangement.
During 2019, we paid an affiliate $1 million for the non-exclusive use of office space.
During 2019, we paid an affiliate $1 million for the allocation of shared office expenses.
During 2019, our Holding Company provided certain professional services to an Icahn affiliate for which we charged $3 million.
We and affiliates of Mr. Icahn have a significant non-controlling ownership interest in Hertz Global Holdings, Inc. (“Hertz”). During 2019, we and our subsidiaries had revenue from Hertz in the ordinary course of business of $54 million.
In addition to our transactions with Hertz disclosed above, in January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Leasing the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, as amended, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement had an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises’ audit committee. Due to the nature of our involvement with 767 Leasing, which includes Icahn Enterprises and Icahn Enterprises Holdings guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing is a variable interest entity. Furthermore, we determined that we are not the primary beneficiary as we do not have the power to direct the activities of 767 Leasing that most significantly impact its economic performance. Therefore, we do not consolidate the results of 767 Leasing. 767 Leasing is treated as a partnership for federal income tax purposes. For the year ended December 31, 2019, our Automotive segment invested $50 million in 767 Leasing. As of December 31, 2019, our Automotive segment had an equity method investment in 767 Leasing of $120 million.
Insight Portfolio Group LLC (“Insight Portfolio Group”) is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises Holdings has a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of ours, including CVR Energy, Viskase, PSC Metals, WPH, Federal-Mogul (prior to October 1, 2018), ARI (prior to December 5, 2018) and Tropicana (prior to October 1, 2018) also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses. A number of other entities with which Mr. Icahn has a relationship also have minority equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group’s operating expenses. During 2019, we and certain of our subsidiaries paid certain of the Insight Portfolio Group’s operating expenses of $3 million. Insight Portfolio Group ceased operations effective January 1, 2020.
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
Affiliate Pension Obligations
Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 92.0% of Icahn Enterprises’ outstanding depositary units as of December 31, 2019. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by ACF. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the ACF plans have been met as of December 31, 2019. If the plans were voluntarily terminated, they would be underfunded by approximately $71 million as of December 31, 2019. These results are based on the most recent information provided by the plans’ actuary. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.
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
Director Independence
The board of directors of Icahn Enterprises GP has determined that we are a “controlled company” for the purposes of the NASDAQ’s listing rules and therefore are not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors. Nevertheless, we believe that Ms. Barton and Messrs. Krongard and Wasserman are “independent” as defined in the currently applicable listing rules of NASDAQ. Ms. Barton and Messrs. Krongard and Wasserman serve as members of our audit committee, which consists entirely of these independent directors. As discussed above, Mr. Wasserman has resigned as a director and chairman of the audit committee effective as of February 27, 2020.

Item 14. Principal Accountant Fees and Services.
We incurred $6,190,955 and $8,593,798 in audit fees and expenses from Grant Thornton LLP for 2019 and 2018, respectively. We include in the category of audit fees such services related to the audits of annual consolidated financial statements and internal controls, reviews of quarterly financial statements, reviews of reports filed with the SEC and other services, including services related to consents and registration statements filed with the SEC.

We incurred $260,176 and $513,744 in audit-related fees and expenses from Grant Thornton LLP for 2019 and 2018, respectively, relating primarily to services provided in connection with offering memorandums, potential acquisitions and dispositions and employee benefit plans. Additionally, we did not incur any tax-related fees and expenses from Grant Thornton LLP for 2019 and 2018.
In accordance with Icahn Enterprises’ and Icahn Enterprises Holdings’ Amended and Restated Audit Committee Charters adopted on March 12, 2004, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to Icahn Enterprises, Icahn Enterprises Holdings and their consolidated subsidiaries by their independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the ‘34 Act), all as required by applicable law or listing standards. All of the fees in 2019 and 2018 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements:
The following financial statements of Icahn Enterprises L.P., and subsidiaries, are included in Part II, Item 8 of this Report:

The following financial statements of Icahn Enterprises Holdings L.P., and subsidiaries, are included in Part II, Item 8 of this Report:
(a)(2) Financial Statement Schedules:

Page Number
Schedule I - Condensed Financial Information of Parent (Icahn Enterprises L.P.)	133
Schedule I - Condensed Financial Information of Parent (Icahn Enterprises Holdings L.P.)	137

All other financial statement schedules have been omitted because the required financial information is not applicable, immaterial or the information is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits:
The list of exhibits required by Item 601 of Regulation S-K and filed as part of this Report is set forth in the Exhibit Index.

Item 16. Form 10-K Summary.
None.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED BALANCE SHEETS

	December 31,
	2019	2018
	(In millions, except unit amounts)
ASSETS
Investments in subsidiaries, net	$11,853	$12,189
Total Assets	$11,853	$12,189

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$100	$124
Debt	6,297	5,505
	6,397	5,629

Commitments and contingencies (Note 3)

Equity:
Limited partners: Depositary units: 214,078,558 and 191,366,097 units issued and outstanding at December 31, 2019 and 2018, respectively	6,268	7,350
General partner	(812)	(790)
Total equity	5,456	6,560
Total Liabilities and Equity	$11,853	$12,189

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Interest expense	$(350)	$(337)	$(323)
Gain (loss) on extinguishment of debt	2	—	(12)
Equity in (loss) income of subsidiaries	(750)	1,819	2,789
Net (loss) income	$(1,098)	$1,482	$2,454
Net (loss) income allocated to:
Limited partners	$(1,076)	$2,039	$2,405
General partner	(22)	(557)	49
	$(1,098)	$1,482	$2,454

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Cash flows from operating activities:
Net (loss) income	$(1,098)	$1,482	$2,454
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in loss (income) of subsidiary	750	(1,819)	(2,789)
(Gain) loss on extinguishment of debt	(2)	—	2
Other, net	(25)	1	1
Net cash used in operating activities	(375)	(336)	(332)
Cash flows from investing activities:
Net investment in and advances from subsidiary	(363)	433	(210)
Net cash (used in) provided by investing activities	(363)	433	(210)
Cash flows from financing activities:
Partnership distributions	(112)	(97)	(81)
Partnership contributions	55	—	612
Proceeds from borrowings	2,507	—	2,470
Repayments of borrowings	(1,700)	—	(2,450)
Debt issuance costs and other	(12)	—	(9)
Net cash provided by (used in) financing activities	738	(97)	542
Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	—	—	—
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	—	—	—
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$—	$—	$—

See notes to condensed financial statements.

ICAHN ENTERPRISES L.P.
(Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation.
Icahn Enterprises, L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“'Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., our sole general partner, which is owned and controlled by Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of December 31, 2019, Icahn Enterprises is engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate and Home Fashion.
For the years ended December 31, 2019, 2018 and 2017, Icahn Enterprises received (paid) $(363) million, $433 million and $(210) million, respectively, for (investments in) dividends and distributions from consolidated subsidiaries.
The condensed financial statements of Icahn Enterprises should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Report.
2. Debt.
See Note 11, “Debt,” to the consolidated financial statements located in Item 8 of this Report. Icahn Enterprises' Parent company debt consists of the following:

	December 31,
	2019	2018
	(in millions)
6.000% senior unsecured notes due 2020	$—	$1,702
5.875% senior unsecured notes due 2022	1,345	1,344
6.250% senior unsecured notes due 2022	1,211	1,213
6.750% senior unsecured notes due 2024	498	498
4.750% senior unsecured notes due 2024	498	—
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	—
5.250% senior unsecured notes due 2027	747	—
Total debt	$6,297	$5,505
3. Commitments and Contingencies.
See Note 18, “Commitments and Contingencies,” to the consolidated financial statements.

SCHEDULE I

ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED BALANCE SHEETS

	December 31,
	2019	2018
	(in millions)
ASSETS
Cash and cash equivalents	$1,042	$30
Restricted cash	7	29
Investments	346	723
Other assets	—	60
Investments in subsidiaries, net	10,474	11,355
Total Assets	$11,869	$12,197
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$116	$131
Debt	6,300	5,509
	6,416	5,640

Commitments and contingencies (Note 3)

Equity:
Limited partner	6,328	7,421
General partner	(875)	(864)
Total equity	5,453	6,557
Total Liabilities and Equity	$11,869	$12,197

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Interest and dividend income	$14	$7	$2
Net (loss) gain from investment activities	(377)	(389)	—
Gain (loss) on disposition of assets	2	23	(1)
Equity in (loss) income of subsidiaries	(363)	2,200	2,763
Other income, net	—	4	41
	(724)	1,845	2,805
Interest expense	350	337	324
Selling, general and administrative	23	25	25
	373	362	349
Net (loss) income	$(1,097)	$1,483	$2,456
Net (loss) income allocated to:
Limited partner	$(1,086)	$2,060	$2,431
General partner	(11)	(577)	25
	$(1,097)	$1,483	$2,456

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES HOLDINGS L.P.
(Parent Company)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(1,097)	$1,483	$2,456
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in loss (income) of subsidiary	363	(2,200)	(2,763)
(Gain) loss on disposition of assets	(2)	(23)	1
Investment gains	377	389	—
Other, net	(1)	—	(36)
Change in operating assets and liabilities	45	8	18
Net cash used in operating activities	(315)	(343)	(324)
Cash flows from investing activities:
Net investment in subsidiaries	567	238	(97)
Other, net	—	41	53
Net cash provided by investing activities	567	279	(44)
Cash flows from financing activities:
Partnership distributions	(112)	(97)	(81)
Partner contributions	55	—	612
Proceeds from borrowings	2,507	—	2,470
Repayments of borrowings	(1,700)	(21)	(2,450)
Debt issuance costs	(12)	—	(7)
Net cash provided by (used in) financing activities	738	(118)	544
Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	990	(182)	176
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	59	241	65
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$1,049	$59	$241

See notes to condensed financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation.
Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) is a limited partnership formed in Delaware on February 17, 1987. Our sole limited partner is Icahn Enterprises L.P., a master limited partnership which owns a 99% interest in us. Icahn Enterprises G.P. Inc., our sole 1% general partner, is a Delaware corporation which is owned and controlled by Carl C. Icahn. As of December 31, 2019, Icahn Enterprises Holdings is engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate and Home Fashion.
For the years ended December 31, 2019, 2018 and 2017, Icahn Enterprises Holdings received (paid) $567 million, $238 million and $(97) million, respectively, in dividends and distributions from consolidated subsidiaries.
The condensed financial statements of Icahn Enterprises Holdings should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Report.
2.  Debt.
See Note 11, “Debt,” to the consolidated financial statements located in Item 8 of this Report. Icahn Enterprises Holdings’ Parent company debt consists of the following:

	December 31,
	2019	2018
	(in millions)
6.000% senior unsecured notes due 2020	$—	$1,703
5.875% senior unsecured notes due 2022	1,345	1,344
6.250% senior unsecured notes due 2022	1,211	1,214
6.750% senior unsecured notes due 2024	499	499
4.750% senior unsecured notes due 2024	499	—
6.375% senior unsecured notes due 2025	749	749
6.250% senior unsecured notes due 2026	1,250	—
5.250% senior unsecured notes due 2027	747	—
Total debt	$6,300	$5,509

3.  Commitments and Contingencies.
See Note 18, “Commitments and Contingencies,” to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Keith Cozza
Keith Cozza President, Chief Executive Officer and Director
Date: February 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Cozza	President, Chief Executive Officer and Director	February 28, 2020
Keith Cozza

/s/SungHwan Cho	Chief Financial Officer and Director	February 28, 2020
SungHwan Cho

/s/Peter Reck	Chief Accounting Officer	February 28, 2020
Peter Reck

/s/Michael Nevin	Director	February 28, 2020
Michael Nevin

/s/Denise Barton	Director	February 28, 2020
Denise Barton

Director
Alvin B. Krongard

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
Date: February 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises Holdings L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Cozza	President, Chief Executive Officer and Director	February 28, 2020
Keith Cozza

/s/SungHwan Cho	Chief Financial Officer and Director	February 28, 2020
SungHwan Cho

/s/Peter Reck	Chief Accounting Officer	February 28, 2020
Peter Reck

/s/Michael Nevin	Director	February 28, 2020
Michael Nevin

/s/Denise Barton	Director	February 28, 2020
Denise Barton

Director
Alvin B. Krongard

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

4.1	Description of securities.
4.2	Form of Transfer Application (incorporated by reference to Exhibit 4.4 to Icahn Enterprises' Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.3	Specimen Depositary Receipt (incorporated by reference to Exhibit 4.3 to Icahn Enterprises' Form 10-K for the year ended December 31, 2014 (SEC File No. 1-9516), filed on March 16, 2005).
4.4	Specimen Depositary Certificate (incorporated by reference to Exhibit 4.1 to Icahn Enterprises' Form 10-Q for the quarterly period ended June 30, 2016 (SEC File No. 1-9516), filed on August 4, 2016).
4.5	Specimen Certificate representing preferred units (incorporated by reference to Exhibit 4.9 to Icahn Enterprises' Form S-3/A (SEC File No. 33-54767), filed on February 22, 1995).

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

4.12
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

4.13
Indenture, dated as of May 10, 2019, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 6.250% Senior Notes Due 2026 incorporated by reference to Exhibit 4.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on May 10, 2019).

4.14
Indenture, dated as of September 6, 2019, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 4.750% Senior Notes Due 2024 incorporated by reference to Exhibit 4.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on September 6, 2019).

4.15
Indenture, dated as of December 12, 2019, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 5.250% Senior Notes Due 2027 incorporated by reference to Exhibit 4.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 12, 2019).

4.16
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

10.6
Registration Rights Agreement, dated December 6, 2017, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 6, 2017).

10.7
Registration Rights Agreement, dated May 10, 2019, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on May 10, 2019).

10.8
Registration Rights Agreement, dated June 27, 2019, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on June 27, 2019).

10.9
Registration Rights Agreement, dated September 6, 2019, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on September 6, 2019).

10.10
Registration Rights Agreement, dated December 12, 2019, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 12, 2019).

10.11
Registration Rights Agreement, dated January 9, 2020, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on January 9, 2020).

10.12
Registration Rights Agreement, dated January 28, 2020, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on January 28, 2020).

10.13
Amendment No. 1 and Joinder to Purchase and Sale Agreement, dated October 1, 2018, by and among Tropicana Entertainment Inc., GLP Capital, L.P. and Eldorado Resorts, Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively) file October 2, 2018).

10.14
Employment Agreement with Keith Cozza, dated December 20, 2019 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises' and Icahn Enterprises Holdings' joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 23, 2019).

14.1
Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Icahn Enterprises' Form 10-Q for the quarter ended September 30, 2012 (SEC File No. 1-9516), filed on November 7, 2012).

21.1	Subsidiaries of the Registrants.
23.1	Consent of Grant Thornton LLP.
23.2	Consent of Grant Thornton LLP.
23.3	Consent of PricewaterhouseCoopers LLP.
23.4	Consent of PricewaterhouseCoopers LLP.
23.5	Consent of PricewaterhouseCoopers LLP.
23.6	Consent of PricewaterhouseCoopers LLP.
23.7	Consent of PricewaterhouseCoopers LLP.
23.8	Consent of PricewaterhouseCoopers LLP.
23.9	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

99.1
The consolidated financial statements and notes thereto and management’s report on internal control over financial reporting of Herbalife Nutrition Ltd. (incorporated by reference to Part II, Items 8 and 9A to Herbalife Nutrition Ltd.’s Form 10-K for the year ended December 31, 2019 (SEC File No. 1-32381), filed on February 18, 2020).

99.2
The consolidated financial statements and notes thereto, the financial statement schedules and management’s report on internal control over financial reporting of Hertz Global Holdings, Inc. and The Hertz Corporation (incorporated by reference to Part II, Items 8 and 9A and Part IV, Item 15 to Hertz Global Holdings, Inc.’s and The Hertz Corporation’s joint Form 10-K for the year ended December 31, 2019 (SEC File Nos. 1-37665 and 1-07541, respectively), filed on February 25, 2020).

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