Form 10-Q
period 2020-03-31
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2020-05-08
CIK 813762, 1034563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

(Commission File Number)	(Exact Name of Registrant as Specified in Its Charter) (Address of Principal Executive Offices) (Zip Code) (Telephone Number)	(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1-9516	ICAHN ENTERPRISES L.P.	Delaware	13-3398766

16690 Collins Avenue, Penthouse Suite

Sunny Isles Beach, FL 33160

(305) 422-4000

333-118021-01	ICAHN ENTERPRISES HOLDINGS L.P.	Delaware	13-3398767

16690 Collins Avenue, Penthouse Suite

Sunny Isles Beach, FL 33160

(305) 422-4000

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

As of May 7, 2020, there were 214,309,142 of Icahn Enterprises’ depositary units outstanding.

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

FORWARD-LOOKING STATEMENTS

This Report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), or by Public Law 104-67. All statements included in this Report, other than statements that relate solely to historical fact, are “forward-looking statements.” Such statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events, including the impact of the COVID-19 pandemic, or any statement that may relate to strategies, plans or objectives for, or potential results of, future operations, financial results, financial condition, business prospects, growth strategy or liquidity, and are based upon management’s current plans and beliefs or current estimates of future results or trends. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact.

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; risks related to the severity, magnitude and duration of the COVID-19 pandemic and its impact on the global economy, financial markets and industries in which our subsidiaries operate; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest, declines in the fair value of our investments as a result of the COVID-19 pandemic, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended; risks related to our energy business, including the volatility and availability of crude oil, declines in global demand for crude oil, refined products and liquid transportation fuels as result of the COVID-19 pandemic, other feed stocks and refined products, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; risks related to our automotive activities and exposure to adverse conditions in the automotive industry, including as a result of the COVID-19 pandemic; risks related to our food packaging activities, including competition from better capitalized competitors, inability of its suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; risks related to our scrap metals activities, including potential environmental exposure; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; risks related to our home fashion operations, including changes in the availability and price of raw materials, and changes in transportation costs and delivery times. These risks and uncertainties also include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2019 and those set forth in this Report, including under the caption “Risk Factors,” under Part II, Item 1A of this Report. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2020	2019
	(In millions, except unit amounts)
ASSETS
Cash and cash equivalents	$2,381	$3,794
Cash held at consolidated affiliated partnerships and restricted cash	876	1,151
Investments	8,197	9,945
Due from brokers	1,432	858
Accounts receivable, net	472	483
Inventories, net	1,583	1,795
Property, plant and equipment, net	4,416	4,454
Unrealized gain on derivative contracts	2,866	182
Goodwill	281	282
Intangible assets, net	420	431
Other assets	1,382	1,264
Total Assets	$24,306	$24,639
LIABILITIES AND EQUITY
Accounts payable	$830	$945
Accrued expenses and other liabilities	1,821	1,453
Deferred tax liability	533	639
Unrealized loss on derivative contracts	81	1,224
Securities sold, not yet purchased, at fair value	459	1,190
Due to brokers	2,938	54
Debt	8,227	8,192
Total liabilities	14,889	13,697

Commitments and contingencies (Note 16)

Equity:
Limited partners: Depositary units: 214,185,689 units issued and outstanding at March 31, 2020 and 214,078,558 units issued and outstanding at December 31, 2019	4,484	6,268
General partner	(849)	(812)
Equity attributable to Icahn Enterprises	3,635	5,456
Equity attributable to non-controlling interests	5,782	5,486
Total equity	9,417	10,942
Total Liabilities and Equity	$24,306	$24,639

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(In millions, except per unit amounts)
Revenues:
Net sales	$1,860	$2,300
Other revenues from operations	161	162
Net loss from investment activities	(2,128)	(674)
Interest and dividend income	64	64
Other (loss) income, net	(17)	3
	(60)	1,855
Expenses:
Cost of goods sold	1,810	1,900
Other expenses from operations	135	131
Selling, general and administrative	308	336
Restructuring, net	2	7
Interest expense	171	139
	2,426	2,513
Loss before income tax benefit (expense)	(2,486)	(658)
Income tax benefit (expense)	180	(6)
Net loss	(2,306)	(664)
Less: net loss attributable to non-controlling interests	(922)	(270)
Net loss attributable to Icahn Enterprises	$(1,384)	$(394)

Net loss attributable to Icahn Enterprises allocated to:
Limited partners	$(1,356)	$(386)
General partner	(28)	(8)
	$(1,384)	$(394)

Basic and diluted loss per LP unit	$(6.34)	$(2.02)
Basic and diluted weighted average LP units outstanding	214	191
Cash distributions declared per LP unit	$2.00	$2.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net loss	$(2,306)	$(664)
Other comprehensive income (loss), net of tax:
Translation adjustments	(3)	(1)
Post-retirement benefits and other	—	1
Other comprehensive loss, net of tax	(3)	—
Comprehensive loss	(2,309)	(664)
Less: Comprehensive loss attributable to non-controlling interests	(922)	(270)
Comprehensive loss attributable to Icahn Enterprises	$(1,387)	$(394)

Comprehensive loss attributable to Icahn Enterprises allocated to:
Limited partners	$(1,359)	$(386)
General partner	(28)	(8)
	$(1,387)	$(394)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity
	(In millions)
Balance, December 31, 2019	$(812)	$6,268	$5,456	$5,486	$10,942
Net loss	(28)	(1,356)	(1,384)	(922)	(2,306)
Other comprehensive loss	—	(3)	(3)	—	(3)
Partnership distributions payable	(9)	(428)	(437)	—	(437)
Partnership contributions	—	7	7	—	7
Investment segment contributions	—	—	—	1,241	1,241
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(23)	(23)
Changes in subsidiary equity and other	—	(4)	(4)	—	(4)
Balance, March 31, 2020	$(849)	$4,484	$3,635	$5,782	$9,417

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity
	(In millions)
Balance, December 31, 2018	$(790)	$7,350	$6,560	$6,420	$12,980
Net loss	(8)	(386)	(394)	(270)	(664)
Partnership distributions payable	(8)	(383)	(391)	—	(391)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(30)	(30)
Changes in subsidiary equity and other	2	62	64	(307)	(243)
Balance, March 31, 2019	$(804)	$6,643	$5,839	$5,813	$11,652

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net loss	$(2,306)	$(664)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss (gain) from securities transactions	4,402	(505)
Purchases of securities	(1,279)	(584)
Proceeds from sales of securities	20	966
Payments to cover securities sold, not yet purchased	(635)	(113)
Proceeds from securities sold, not yet purchased	—	17
Changes in receivables and payables relating to securities transactions	2,292	(663)
Depreciation and amortization	121	123
Deferred taxes	(144)	(8)
Other, net	57	5
Changes in unrealized gains/losses on derivative contracts	(3,827)	1,183
Changes in other operating assets and liabilities	(74)	(45)
Net cash used in operating activities	(1,373)	(288)
Cash flows from investing activities:
Capital expenditures	(53)	(65)
Acquisition of businesses, net of cash acquired	(1)	(10)
Purchases of investments	(254)	(25)
Proceeds from sale of investments	—	424
Other, net	(16)	(10)
Net cash (used in) provided by investing activities	(324)	314
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	1	—
Partnership contributions	7	—
Purchase of additional interests in consolidated subsidiaries	—	(241)
Dividends and distributions to non-controlling interests in subsidiaries	(23)	(30)
Proceeds from Holding Company senior unsecured notes	866	—
Repayments of Holding Company senior unsecured notes	(1,350)	—
Proceeds from subsidiary borrowings	1,368	269
Repayments of subsidiary borrowings	(848)	(271)
Other, net	(14)	1
Net cash provided by (used in) financing activities	7	(272)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	2	(1)
Add back change in cash and restricted cash of assets held for sale	—	(28)
Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents	(1,688)	(275)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	4,945	5,338
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$3,257	$5,063

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2020	2019
	(in millions)
ASSETS
Cash and cash equivalents	$2,381	$3,794
Cash held at consolidated affiliated partnerships and restricted cash	876	1,151
Investments	8,197	9,945
Due from brokers	1,432	858
Accounts receivable, net	472	483
Inventories, net	1,583	1,795
Property, plant and equipment, net	4,416	4,454
Unrealized gain on derivative contracts	2,866	182
Goodwill	281	282
Intangible assets, net	420	431
Other assets	1,382	1,264
Total Assets	$24,306	$24,639
LIABILITIES AND EQUITY
Accounts payable	$830	$945
Accrued expenses and other liabilities	1,821	1,453
Deferred tax liability	533	639
Unrealized loss on derivative contracts	81	1,224
Securities sold, not yet purchased, at fair value	459	1,190
Due to brokers	2,938	54
Debt	8,230	8,195
Total liabilities	14,892	13,700

Commitments and contingencies (Note 16)

Equity:
Limited partner	4,525	6,328
General partner	(893)	(875)
Equity attributable to Icahn Enterprises Holdings	3,632	5,453
Equity attributable to non-controlling interests	5,782	5,486
Total equity	9,414	10,939
Total Liabilities and Equity	$24,306	$24,639

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Revenues:
Net sales	$1,860	$2,300
Other revenues from operations	161	162
Net loss from investment activities	(2,128)	(674)
Interest and dividend income	64	64
Other (loss) income, net	(17)	3
	(60)	1,855
Expenses:
Cost of goods sold	1,810	1,900
Other expenses from operations	135	131
Selling, general and administrative	308	336
Restructuring, net	2	7
Interest expense	171	139
	2,426	2,513
Loss before income tax benefit (expense)	(2,486)	(658)
Income tax benefit (expense)	180	(6)
Net loss	(2,306)	(664)
Less: net loss attributable to non-controlling interests	(922)	(270)
Net loss attributable to Icahn Enterprises Holdings	$(1,384)	$(394)

Net loss attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$(1,370)	$(390)
General partner	(14)	(4)
	$(1,384)	$(394)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net loss	$(2,306)	$(664)
Other comprehensive income (loss), net of tax:
Translation adjustments	(3)	(1)
Post-retirement benefits and other	—	1
Other comprehensive loss, net of tax	(3)	—
Comprehensive loss	(2,309)	(664)
Less: Comprehensive loss attributable to non-controlling interests	(922)	(270)
Comprehensive loss attributable to Icahn Enterprises Holdings	$(1,387)	$(394)

Comprehensive loss attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$(1,373)	$(390)
General partner	(14)	(4)
	$(1,387)	$(394)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises Holdings
	General	Limited		Non-
	Partner’s	Partner’s	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity
	(In millions)
Balance, December 31, 2019	$(875)	$6,328	$5,453	$5,486	$10,939
Net loss	(14)	(1,370)	(1,384)	(922)	(2,306)
Other comprehensive loss	—	(3)	(3)	—	(3)
Partnership distributions payable	(4)	(433)	(437)	—	(437)
Partnership contributions	—	7	7	—	7
Investment segment contributions	—	—	—	1,241	1,241
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(23)	(23)
Changes in subsidiary equity and other	—	(4)	(4)	—	(4)
Balance, March 31, 2020	$(893)	$4,525	$3,632	$5,782	$9,414

	Equity Attributable to Icahn Enterprises Holdings
	General	Limited		Non-
	Partner’s	Partner’s	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity
	(In millions)
Balance, December 31, 2018	$(864)	$7,452	$6,588	$6,420	$13,008
Net loss	(4)	(390)	(394)	(270)	(664)
Partnership distributions payable	(4)	(387)	(391)	—	(391)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(30)	(30)
Changes in subsidiary equity and other	1	63	64	(307)	(243)
Balance, March 31, 2019	$(871)	$6,738	$5,867	$5,813	$11,680

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net loss	$(2,306)	$(664)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss (gain) from securities transactions	4,402	(505)
Purchases of securities	(1,279)	(584)
Proceeds from sales of securities	20	966
Payments to cover securities sold, not yet purchased	(635)	(113)
Proceeds from securities sold, not yet purchased	—	17
Changes in receivables and payables relating to securities transactions	2,292	(663)
Depreciation and amortization	121	123
Deferred taxes	(144)	(8)
Other, net	57	5
Changes in unrealized gains/losses on derivative contracts	(3,827)	1,183
Changes in other operating assets and liabilities	(74)	(45)
Net cash used in operating activities	(1,373)	(288)
Cash flows from investing activities:
Capital expenditures	(53)	(65)
Acquisition of businesses, net of cash acquired	(1)	(10)
Purchases of investments	(254)	(25)
Proceeds from sale of investments	—	424
Other, net	(16)	(10)
Net cash (used in) provided by investing activities	(324)	314
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	1	—
Partnership contributions	7	—
Purchase of additional interests in consolidated subsidiaries	—	(241)
Dividends and distributions to non-controlling interests in subsidiaries	(23)	(30)
Proceeds from Holding Company senior unsecured notes	866	—
Repayments of Holding Company senior unsecured notes	(1,350)	—
Proceeds from subsidiary borrowings	1,368	269
Repayments of subsidiary borrowings	(848)	(271)
Other, net	(14)	1
Net cash provided by (used in) financing activities	7	(272)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	2	(1)
Add back change in cash and restricted cash of assets held for sale	—	(28)
Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents	(1,688)	(275)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	4,945	5,338
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$3,257	$5,063

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2020. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 92.0% of Icahn Enterprises’ outstanding depositary units as of March 31, 2020.

Description of Continuing Operating Businesses

We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with our Holding Company. Our historical results also report the results of our Mining segment, until sold on August 1, 2019. See Note 12, “Segment Reporting,” for a reconciliation of each of our reporting segment’s results of operations to our consolidated results. Certain additional information with respect to our segments is discussed below.

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s wholly owned affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $4.4 billion and $4.3 billion as of March 31, 2020 and December 31, 2019, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy has a general partner interest in each of CVR Refining and CVR Partners. In addition, CVR Energy is the sole limited partner of CVR Refining and owns 34.4% of the outstanding common units of CVR Partners as of March 31, 2020.

As of March 31, 2020, we owned approximately 70.8% of the total outstanding common stock of CVR Energy.

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

Automotive

We conduct our Automotive segment through our wholly owned subsidiary, Icahn Automotive Group LLC (“Icahn Automotive”). Icahn Automotive is engaged in the retail and wholesale distribution of automotive parts in the aftermarket (“aftermarket parts”) as well as providing automotive repair and maintenance services (“automotive services”) to its customers. Icahn Automotive’s aftermarket parts and automotive services businesses serve different customer channels and have distinct strategies, opportunities and requirements and therefore are operated as two independent operating companies, each with its own Chief Executive Officer and management teams, and both of which are supported by a central shared service group. Our Automotive segment also includes our separate equity method investment in 767 Auto Leasing LLC (“767 Leasing”), a joint venture created by us to purchase vehicles for lease, as described further in Note 3, “Related Party Transactions.” Our investment in 767 Leasing is included as a component of our Automotive segment due to the nature of the joint venture activities.

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products.

As of March 31, 2020, we owned approximately 78.6% of the total outstanding common stock of Viskase.

Metals

We conduct our Metals segment through our wholly owned subsidiary, PSC Metals LLC (“PSC Metals”). PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers.

Real Estate

Our Real Estate operations consist primarily of rental real estate, property development and associated club activities, as well as hotel, timeshare and casino operations. Our rental real estate operations consist primarily of office and industrial properties. Our property development operations are run primarily through a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development. Our property development locations also operate golf and club operations. Our Real Estate segment’s hotel, timeshare and casino operations consist of a resort property in Aruba as well as a casino property in Atlantic City, New Jersey, which ceased operations in 2014 prior to our obtaining control of the property.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Home Fashion

We conduct our Home Fashion segment through our wholly owned subsidiary, WestPoint Home LLC (“WPH”). WPH’s business consists of manufacturing, sourcing, marketing, distributing and selling home fashion consumer products.

Mining

We conducted our Mining segment through our majority owned subsidiary, Ferrous Resources Ltd. (“Ferrous Resources”). Ferrous Resources acquired certain rights to iron ore mineral resources in Brazil and develops mining operations and related infrastructure to produce and sell iron ore products to the global steel industry. On August 1, 2019, we closed on the previously announced sale of Ferrous Resources. Prior to the sale of Ferrous Resources, we owned approximately 77.2% of its total outstanding common stock. Subsequent to the sale, we no longer operate an active Mining segment.

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

Events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in our inadvertently becoming an investment company that is required to register under the Investment Company Act. Our sales of Federal-Mogul LLC, Tropicana Entertainment Inc., American Railcar Industries, Inc. and Ferrous Resources in recent years did not result in our being considered an investment company. However, additional transactions involving the sale of certain assets could result in our being considered an investment company. Following such events or transactions, an exemption under the Investment Company Act would provide us up to one year to take steps to avoid becoming classified as an investment company. We expect to take steps to avoid becoming classified as an investment company, but no assurance can be made that we will successfully be able to take the steps necessary to avoid becoming classified as an investment company.

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature.

Current Economic Conditions

In March 2020, the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic, and actions taken by governments and others in response thereto, has negatively impacted the global economy, financial markets, and the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

industries in which our subsidiaries operate. Our consolidated results of operations and financial condition have been impacted primarily by the net declines in fair value of investments held by our Investment segment and the Holding Company (primarily unrealized) as well as declines in the global demand for refined products, especially gasoline, with respect to our Energy segment. The impact on our businesses has also included the acceleration of selective planned store closures in our Automotive segment, lowering current year forecasts across various segments and recording write-downs to inventories. We believe that the current economic conditions will continue to impact our businesses through at least the first half of 2020, and likely through the remainder of the year. The extent and duration of impact on our future results of operations, liquidity and financial condition is uncertain and may be significant.

Principles of Consolidation

As of March 31, 2020, our condensed consolidated financial statements include the accounts of (i) Icahn Enterprises and Icahn Enterprises Holdings and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings, in addition to variable interest entities (“VIEs”) in which we are the primary beneficiary. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights, which are the rights underlying the limited partners’ ability to dissolve the limited partnership or otherwise remove the general partners, held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs.

Except for our Investment segment and Holding Company, for equity investments in which we own 50% or less but greater than 20%, we generally account for such investments using the equity method. All other equity investments are accounted for at fair value.

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

Icahn Enterprises Holdings

We determined that Icahn Enterprises Holdings is a VIE because it is a limited partnership that lacks both substantive kick-out and participating rights. Although Icahn Enterprises is not the general partner of Icahn Enterprises Holdings, Icahn Enterprises is deemed to be the primary beneficiary of Icahn Enterprises Holdings principally based on its 99% limited partner interest in Icahn Enterprises Holdings, as well as our related party relationship with the general partner, and therefore continues to consolidate Icahn Enterprises Holdings. The condensed consolidated financial statements of Icahn Enterprises Holdings are included in this Report. The balances with respect to Icahn Enterprises Holdings’ consolidated VIEs are discussed below, comprising the Investment Funds, CVR Partners and Viskase’s joint venture.

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

Energy

CVR Partners is considered a VIE because it is a limited partnership that lacks both substantive kick-out and participating rights. In addition, CVR Energy also concluded that, based upon its general partner’s roles and rights in CVR Partners as afforded by CVR Partners’ partnership agreement, coupled with its exposure to losses and benefits in CVR Partners through its significant limited partner interest, intercompany credit facilities and services agreements, it is the primary beneficiary of CVR Partners.

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

	March 31,	December 31,
	2020	2019
	(in millions)
Cash and cash equivalents	$61	$42
Cash held at consolidated affiliated partnerships and restricted cash	851	989
Investments	7,519	9,207
Due from brokers	1,432	858
Inventories, net	55	48
Property, plant and equipment, net	1,108	1,123
Intangible assets, net	253	258
Other assets	2,936	266
Accounts payable, accrued expenses and other liabilities	197	1,338
Securities sold, not yet purchased, at fair value	459	1,190
Due to brokers	2,938	54
Debt	634	633

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of March 31, 2020 was approximately $8.2 billion and $7.4 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2019 was approximately $8.2 billion and $7.6 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $235 million and $86 million as of March 31, 2020 and December 31, 2019, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.

Our restricted cash balance was $641 million and $1,065 million as of March 31, 2020 and December 31, 2019, respectively. Restricted cash primarily relates to our Investment segment’s cash pledged and held for margin requirements on derivative transactions.

Revenue From Contracts With Customers and Contract Balances

Due to the nature of our business, we derive revenue from various sources in various industries. With the exception of all of our Investment segment’s and our Holding Company’s revenues, and our Real Estate segment’s leasing revenue, our revenue is generally derived from contracts with customers. Such revenue from contracts with customers are included in net sales and other revenues from operations in the condensed consolidated statements of operations, however, our Real Estate segment’s leasing revenue, as disclosed in Note 9, “Leases,” is also included in other revenues from operations. Related contract assets are included in accounts receivable, net or other assets and related contract liabilities are included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Our disaggregation of revenue information includes our net sales and other revenues from operations for each of our reporting segments as well as additional disaggregation of revenue information for our Energy and Automotive segments. See Note 12, “Segment Reporting,” for our complete disaggregation of revenue information. In addition, we disclose additional information with respect to revenue from contracts with customers and contract balances for our Energy and Automotive segments below.

Energy

Our Energy segment’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $38 million and $28 million as of March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, our Energy segment recorded revenue of $6 million and $12 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2020, our Energy segment had $10 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize approximately $3 million of these performance obligations as revenue by the end of 2020 and the remaining balance thereafter.

Automotive

Our Automotive segment has deferred revenue with respect to extended warranty plans of $41 million and $42 million as of March 31, 2020 and December 31, 2019, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2020 and 2019, our Automotive segment recorded revenue of $6 million and $6 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective year.

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends FASB ASC Topic 326, Financial Instruments - Credit Losses. In addition, in May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which updates FASB ASU 2016-13. These ASUs require financial assets measured at amortized cost to be presented at the net amount to be collected and broadens the information, including forecasted information incorporating more timely information, that an entity must consider in developing its expected credit loss estimate for assets measured. These ASUs are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We have adopted this standard on January 1, 2020. Most of our financial assets are excluded from the requirements of this standard as they are measured at fair value or are subject to other accounting standards. In addition, certain of our other financial assets are short-term in nature and therefore were not subject to significant credit losses beyond what was previously recorded under prior accounting standards. As a result, the adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements, which amends FASB ASC Topic 820, Fair Value Measurements. This ASU eliminates, modifies and adds various disclosure requirements for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain disclosures are required to be applied using a retrospective approach and others using a prospective approach. We have adopted this standard on January 1, 2020. The various disclosure requirements being eliminated, modified or added are not significant to us. As a result, the adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which amends FASB ASC Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software. This ASU adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this ASU should be applied either using a retrospective or prospective approach. We have adopted this standard on January 1, 2020 prospectively. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which amends FASB ASC Topic 740, Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in the standard and modifies other areas of the standard to clarify the application of U.S. GAAP. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Certain amendments in this ASU should be applied using a retrospective approach and others using the prospective approach. Early adoption is permitted. We currently do not anticipate this standard to have as significant impact on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which amends FASB ASC Topic 848, Reference Rate Reform. By the end of 2021, banks will no longer be required to report information that is used to determine London Interbank Offered Rate (“LIBOR”) which is used globally by all types of entities for various types of transactions. As a result, LIBOR could be discontinued, as well as other interest rates used globally. This ASU provides companies with optional expedients for contract modifications under U.S GAAP, excluded components of certain hedging relationships, fair value hedges, and cash flow hedges, as well as certain exceptions, which are intended to help ease the potential accounting burden associated with transitioning away from these reference rates. Companies can apply this ASU immediately and will only be available for a limited time (generally through December 31, 2022). We are currently assessing the impact of this standard on our condensed consolidated financial statements.

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

Investment Funds

During the three months ended March 31, 2020, Mr. Icahn and his affiliates (excluding us) contributed $1,241 million to the Investment Funds consisting primarily of in-kind investments previously held directly by Mr. Icahn and his affiliates (excluding us). As of March 31, 2020 and December 31, 2019, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.9 billion and $4.5 billion, respectively, representing approximately 53% and 51% of the Investment Funds’ assets under management as of each respective date.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended March 31, 2020 and 2019, $(6) million and $3 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement. For the three months ended March 31, 2020, the allocation was reduced by $8 million relating to certain compensation arrangements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Hertz Global Holdings, Inc.

As discussed in Note 4, “Investments,” the Investment Funds have an investment in the common stock of Hertz Global Holdings, Inc. (“Hertz”) measured at fair value that would have otherwise been subject to the equity method of accounting. Icahn Automotive provides services to Hertz in the ordinary course of business. For the three months ended March 31, 2020 and 2019, revenue from Hertz was $14 million and $12 million, respectively.

In addition to our transactions with Hertz disclosed above, in January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Leasing the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, as amended, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement had an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises’ audit committee. Due to the nature of our involvement with 767 Leasing, which includes Icahn Enterprises and Icahn Enterprises Holdings guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing is a variable interest entity. Furthermore, we determined that we are not the primary beneficiary as we do not have the power to direct the activities of 767 Leasing that most significantly impact its economic performance. Therefore, we do not consolidate the results of 767 Leasing. Our exposure to loss with respect to 767 Leasing is primarily limited to our direct investment in 767 Leasing as well as any payment obligations of 767 Leasing that we guarantee, which are not material as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, 767 Leasing had total assets of $120 million and $121 million, respectively (primarily vehicles for lease) and total liabilities of $0 million and $1 million, respectively, which represents a payable to Icahn Automotive in connection with a shared services agreement. For the three months ended March 31, 2019, we invested $25 million in 767 Leasing. For the three months ended March 31, 2020 and 2019, we had equity earnings from 767 Leasing of $0 million and $2 million, respectively. As of March 31, 2020 and December 31, 2019, we had an equity method investment in 767 Leasing of $120 million, which we report in our Automotive segment.

Insight Portfolio Group LLC

Insight Portfolio Group LLC (“Insight Portfolio Group”) was an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises Holdings had a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of ours, including CVR Energy, Viskase, PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses. A number of other entities with which Mr. Icahn has a relationship also had minority equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group’s operating expenses. Insight Portfolio Group ceased operations effective January 1, 2020. For the three months ended March 31, 2019, we and certain of our subsidiaries paid certain of Insight Portfolio Group’s operating expenses of $1 million.

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

	March 31,	December 31,
	2020	2019
	(in millions)
Assets
Investments:
Equity securities:
Basic materials	$181	$281
Consumer, non-cyclical	1,478	2,085
Consumer, cyclical	1,881	2,427
Energy	1,758	1,717
Technology	2,061	2,425
Industrial	61	127
	7,420	9,062
Corporate debt securities	99	145
	$7,519	$9,207
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Basic materials	$23	$209
Consumer, non-cyclical	—	29
Consumer, cyclical	188	379
Energy	—	124
Financial	84	152
Technology	138	217
Communication	26	80
	$459	$1,190

The portion of unrealized (losses) gains that relates to securities still held by our Investment segment, primarily equity securities, was $(4,170) million and $558 million for three months ended March 31, 2020 and 2019, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

After considering specific facts and circumstances, including the collective ownership in entities by the Investment Funds and affiliates of Mr. Icahn, as well as their collective representation on each of the boards of directors, we have determined that we have the ability to exercise significant influence over the operating and financial policies of certain investees below. The following table summarizes our direct ownership in such investees as well as certain financial information with respect to such investees in our condensed consolidated financial statements during the respective periods in which we possessed the ability to exercise significant influence over the operating and financial policies of the investee.

	Voting	Fair Value of		Gains (Losses)
	Interests	Investment		Recognized in Income
	March 31,	March 31,	December 31,	Three Months Ended March 31,
	2020	2020	2019	2020	2019
		(in millions)
Herbalife Nutrition Ltd.	23.9%	$1,027	$1,343	$(515)	$(168)
Hertz Global Holdings, Inc.	38.9%	342	551	(335)	95
Caesars Entertainment Corporation	16.7%	772	1,243	(595)	26
		$2,141	$3,137	$(1,445)	$(47)

Each of these investees file annual, quarterly and current reports, and proxy and information statements with the SEC. During the second quarter of 2019, we agreed to vote our Caesars’ shares in favor of the proposed merger between Caesars and Eldorado Resorts, Inc. (“Eldorado”). Pursuant to the merger, Caesars will merge into a subsidiary of Eldorado and Caesars stockholders will have the right, subject to certain allocation limitations, to elect to receive cash, stock in Eldorado, or a combination of cash and stock. Upon consummation of the merger, depending on what consideration we and other stockholders elect, we expect to receive a combination of cash and Eldorado shares. The transaction has not yet been consummated as of March 31, 2020.

The following table contains summarized financial information for Herbalife Nutrition Ltd., which is a significant investee as defined by SEC Regulations, as if such investee was consolidated in our financial statements during the respective periods in which we possessed the ability to exercise significant influence over the operating and financial policies of.

Herbalife Nutrition Ltd.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net sales	$1,262	$1,172
Cost of goods sold	246	242
Net income (loss)	46	96
Net income (loss) attributable to shareholders	46	96

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	March 31,	December 31,
	2020	2019
	(in millions)
Equity method investments	$199	$201
Other investments (measured at fair value)	479	537
	$678	$738

The portion of unrealized losses that relates to equity securities still held by our other segments and Holding Company was $312 million and $154 million for the three months ended March 31, 2020 and 2019, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments (Note 4)	$7,748	$235	$3	$7,986	$9,448	$281	$3	$9,732
Derivative contracts, at fair value (Note 6)	—	2,866	—	2,866	—	182	—	182
	$7,748	$3,101	$3	$10,852	$9,448	$463	$3	$9,914
Liabilities
Securities sold, not yet purchased (Note 4)	$459	$—	$—	$459	$1,190	$—	$—	$1,190
Derivative contracts, at fair value (Note 6)	—	81	—	81	—	1,224	—	1,224
Other liabilities	—	6	6	12	—	7	6	13
	$459	$87	$6	$552	$1,190	$1,231	$6	$2,427

Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value

The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Balance at January 1	$3	$372
Net gains recognized in income	—	89
Sales	—	(458)
Balance at March 31	$3	$3

At the beginning of 2019, we had a certain equity investment which was considered a Level 3 investment due to unobservable market data and was measured at fair value on a recurring basis. We determined the fair value of this investment based on recent market transactions. During the first quarter of 2019, we sold this investment in its entirety.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds’ derivative instruments with credit-risk-related contingent features that are in a liability position as of March 31, 2020 and December 31, 2019 was $0 million and $266 million, respectively.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	March 31, 2020		December 31, 2019
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure
	(in millions)
Primary underlying risk:
Equity contracts	$486	$12,402	$806	$13,113
Credit contracts(1)	—	1,934	—	622
(1)	The short notional amount on our credit default swap positions was approximately $6.4 billion at March 31, 2020. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $1.9 billion as of March 31, 2020. The short notional amount on our credit default swap positions was approximately $4.7 billion as of December 31, 2019. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $622 million as of December 31, 2019.

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

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Asset Derivatives		Liability Derivatives
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(in millions)
Equity contracts	$2,421	$291	$405	$1,058
Credit contracts	759	—	—	266
Sub-total	3,180	291	405	1,324
Netting across contract types(1)	(324)	(109)	(324)	(109)
Total(1)	$2,856	$182	$81	$1,215
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at March 31, 2020 and December 31, 2019 was $616 million and $903 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
	Three Months Ended March 31,
	2020	2019
	(in millions)
Equity contracts	$1,468	$(1,101)
Credit contracts	806	(64)
Commodity contracts	—	(14)
	$2,274	$(1,179)
(1)	Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment.

Energy

CVR Energy’s businesses are subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR Refining from time to time enters into various commodity derivative transactions. CVR Refining holds derivative instruments, such as exchange-traded crude oil futures and over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedge instruments. Under U.S. GAAP CVR Refining may enter into forward purchase or sale contracts associated with renewable identification numbers (“RINs”).

As of March 31, 2020 and December 31, 2019, CVR Refining had open forward purchase and sale commitments for 4 million barrels and 5 million barrels, respectively, of Canadian crude oil priced at fixed differentials that are not considered probable of physical settlement and are accounted for as derivatives. As of March 31, 2020 and December 31, 2019, CVR Refining had open fixed-price commitments to purchase 71 million and 20 million RINs, respectively.

Certain derivative contracts executed by our Energy segment with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. As of March 31, 2020 and December 31, 2019, our Energy segment had gross asset derivatives of $14 million and $3 million, respectively, however, when netted with gross liability derivatives, such net asset derivatives were $10 million and $0 million, respectively. Net asset derivatives are included in other assets on the condensed consolidated balance sheets. Gains recognized on derivatives for our Energy segment were $46 million and $16 million for the three months ended March 31, 2020 and 2019, respectively. Gains recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

7.  Inventories, Net.

Inventories, net consists of the following:

	March 31,	December 31,
	2020	2019
	(in millions)
Raw materials	$152	$206
Work in process	89	94
Finished goods	1,342	1,495
	$1,583	$1,795

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2020, our Energy segment had inventories, net with a carrying value in excess of net realizable value. As a result, our Energy segment recorded a write-down of its inventories of $58 million, which is included in cost of goods sold in the condensed consolidated statements of operations for the three months ended March 31, 2020. The write-down represents the difference between the carrying value of inventories accounted for using the first-in-first-out method and selling prices for refined products subsequent to March 31, 2020.

8.  Goodwill and Intangible Assets, Net.

Goodwill consists of the following:

	March 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value
	(in millions)
Automotive	$336	$(87)	$249	$336	$(87)	$249
Food Packaging	6	—	6	6	—	6
Metals	4	—	4	4	—	4
Home Fashion	22	—	22	23	—	23
	$368	$(87)	$281	$369	$(87)	$282

Intangible assets, net consists of the following:

	March 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
	(in millions)
Definite-lived intangible assets:
Customer relationships	$396	$(160)	$236	$397	$(155)	$242
Other	274	(152)	122	274	(147)	127
	$670	$(312)	$358	$671	$(302)	$369

Indefinite-lived intangible assets			$62			$62
Intangible assets, net			$420			$431

Amortization expense associated with definite-lived intangible assets was $11 million and $10 million for the three months ended March 31, 2020 and 2019, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

During the first quarter of 2020, due to COVID-19 pandemic and its impact on our Automotive segment’s operations, we performed an interim goodwill impairment analysis. As of March 31, 2020, our Automotive segment had $249 million of goodwill, all of which was allocate to its Service reporting unit. Based on the interim impairment analysis, we determined that the fair value of our Automotive segment’s Service reporting unit was significantly in excess of its carrying value and therefore, no impairment is required.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.  Leases.

All Segments and Holding Company

We have operating and finance leases primarily within our Automotive, Energy and Food Packaging segments. Our Automotive segment leases assets, primarily real estate (operating) and vehicles (financing). Our Energy segment leases certain pipelines, storage tanks, railcars, office space, land and equipment (operating and financing). Our Food Packaging segment leases assets, primarily real estate, equipment and vehicles (primarily operating). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Right-of-use assets and related liabilities are recorded on the balance sheet for leases with an initial lease term in excess of twelve months and therefore, do not include any lease arrangements with initial lease terms of twelve months or less.

Right-of-use assets and lease liabilities are as follows:

	March 31,	December 31,
	2020	2019
	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$616	$624
Lease liabilities (accrued expenses and other liabilities)	637	647

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	74	77
Lease liabilities (debt)	89	93

Additional information with respect to our operating leases as of March 31, 2020 and December 31, 2019 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of March 31, 2020	Assets	Liabilities	Lease Term	Rate
	(in millions)
Energy	$44	$44	3.5 years	5.6%
Automotive	492	516	5.0 years	5.7%
Food Packaging	32	36	11.6 years	7.4%
Other segments and Holding Company	48	41
	$616	$637

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2019	Assets	Liabilities	Lease Term	Rate
	(in millions)
Energy	$48	$48	3.7 years	5.6%
Automotive	501	527	5.2 years	5.7%
Food Packaging	34	38	11.7 years	7.4%
Other segments and Holding Company	41	34
	$624	$647

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2020 and 2019, lease cost was comprised of (i) operating lease cost of $50 million and $49 million, respectively, (ii) amortization of financing lease right-of-use assets of $3 million and $4 million, respectively, and (iii) interest expense on financing lease liabilities of $2 million and $2 million respectively. Our Automotive segment accounted for $43 million and $40 million of total lease cost for the three months ended March 31, 2020 and 2019, respectively.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of March 31, 2020 and December 31, 2019, our Real Estate segment has assets leased to others included in property, plant and equipment of $224 million and $222 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $8 million for each of the three months ended March 31, 2020 and 2019 and are included in other revenue from operations in the condensed consolidated statements of operations.

10.  Debt.

Debt consists of the following:

	March 31,	December 31,
	2020	2019
	(in millions)
Holding Company:
5.875% senior unsecured notes due 2022	$—	$1,345
6.250% senior unsecured notes due 2022	1,211	1,211
6.750% senior unsecured notes due 2024	499	498
4.750% senior unsecured notes due 2024	1,107	498
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	999	747
	5,814	6,297
Reporting Segments:
Energy	1,691	1,195
Automotive	415	405
Food Packaging	260	268
Metals	17	7
Real Estate	2	2
Home Fashion	28	18
	2,413	1,895
Total Debt	$8,227	$8,192

Holding Company

In January 2020, Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) issued $600 million in aggregate principal amount of 4.750% senior unsecured notes due 2024 (the “New 2024 Notes”) and an additional $250 million in aggregate principal amount of 5.250% senior unsecured notes due 2027 (the “New 2027 Notes,” and together with the New 2024 Notes, the “New Notes”). The proceeds from the New Notes, together with cash on hand, were used to repay in full our prior outstanding $1.35 billion principal amount of 5.875% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses. Interest on the New Notes are payable semi-annually. In connection with these transactions, our Holding Company recorded a loss on extinguishment of debt of $4 million.

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

Energy

In January 2020, CVR Energy issued $600 million in aggregate principal amount of 5.25% senior unsecured notes due 2025 and $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028. A portion of the net proceeds from the issuance of these notes were used to fund the redemption of CVR Energy’s existing $500 million senior unsecured notes due 2022. The remaining net proceeds will be used from CVR Energy’s general corporate purposes. In connection with these transactions, our Energy segment recorded a loss on extinguishment of debt of $8 million.

Covenants

All of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations $1 million for each of the three months ended March 31, 2020 and 2019.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.  Net Income Per LP Unit.

The components of the computation of basic and diluted income (loss) per LP unit of Icahn Enterprises are as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions, except per unit amounts)
Net loss attributable to Icahn Enterprises	$(1,384)	$(394)
Net loss attributable to Icahn Enterprises allocated to limited partners (98.01% allocation)	$(1,356)	$(386)

Basic and diluted loss per LP unit	$(6.34)	$(2.02)
Basic and diluted weighted average LP units outstanding	214	191

As their effect would have been anti-dilutive, four million and two million weighted average units have been excluded from the calculation of diluted income per LP unit for the three months ended March 31, 2020 and 2019, respectively.

LP Unit Transactions

Unit Distributions

On February 26, 2020, Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. Because the depositary unitholders had the election to receive the distribution either in cash or additional depositary units, we recorded a unit distribution liability of $428 million as the unit distribution had not been made as of March 31, 2020. In addition, the unit distribution liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, is considered a potentially dilutive security and is considered in the calculation of diluted income per LP unit as disclosed above. Any difference between the liability recorded and the amount representing the aggregate value of the number of depositary units distributed and cash paid would be charged to equity.

On April 28, 2020, Icahn Enterprises distributed an aggregate 123,453 depositary units to unitholders electing to receive depositary units. In connection with this distribution, aggregate cash distributions to all depositary unitholders was $423 million in April 2020, primarily due to Mr. Icahn and his affiliates’ significant ownership of Icahn Enterprises’ depositary units.

2019 At-The-Market Offering

On May 2, 2019, Icahn Enterprises announced the commencement of its “at-the-market” offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, during the term of the program ending on March 31, 2021, for up to $400 million in aggregate sale proceeds. During the three months ended March 31, 2020, Icahn Enterprises sold 107,131, depositary units pursuant to this agreement, resulting in gross proceeds of $7 million. As of March 31, 2020, Icahn Enterprises may sell its depositary units for up to an additional $339 million in aggregate sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of the program.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

2017 Incentive Plan

During the three months ended March 31, 2019, Icahn Enterprises distributed 10,656 depositary units, net of payroll withholdings, with respect to certain restricted depositary units and deferred unit awards that vested during the period in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”). There were no distributions during the three months ended March 31, 2020. The aggregate impact of the 2017 Incentive Plan is not material with respect to our condensed consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2020
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,130	$492	$98	$86	$4	$50	$—	$—	$1,860
Other revenues from operations	—	—	143	—	—	18	—	—	—	161
Net (loss) income from investment activities	(1,816)	30	—	—	—	—	—	—	(342)	(2,128)
Interest and dividend income	52	3	—	—	—	—	—	—	9	64
Other (loss) income, net	(1)	(6)	1	(7)	—	—	—	—	(4)	(17)
	(1,765)	1,157	636	91	86	22	50	—	(337)	(60)
Expenses:
Cost of goods sold	—	1,250	352	78	85	4	41	—	—	1,810
Other expenses from operations	—	—	123	—	—	12	—	—	—	135
Selling, general and administrative	(6)	31	246	12	4	5	11	—	5	308
Restructuring, net	—	—	2	—	—	—	—	—	—	2
Interest expense	43	29	5	4	—	—	—	—	90	171
	37	1,310	728	94	89	21	52	—	95	2,426
(Loss) income before income tax benefit	(1,802)	(153)	(92)	(3)	(3)	1	(2)	—	(432)	(2,486)
Income tax benefit	—	40	19	(1)	—	—	—	—	122	180
Net (loss) income	(1,802)	(113)	(73)	(4)	(3)	1	(2)	—	(310)	(2,306)
Less: net loss attributable to non-controlling interests	(876)	(45)	—	(1)	—	—	—	—	—	(922)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(926)	$(68)	$(73)	$(3)	$(3)	$1	$(2)	$—	$(310)	$(1,384)
Supplemental information:
Capital expenditures	$—	$35	$9	$2	$1	$4	$2	$—	$—	$53
Depreciation and amortization	$—	$80	$24	$6	$5	$4	$2	$—	$—	$121

	Three Months Ended March 31, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated
	(in millions)
Revenues:
Net sales	$—	$1,486	$550	$95	$93	$2	$39	$35	$—	$2,300
Other revenues from operations	—	—	143	—	—	19	—	—	—	162
Net loss from investment activities	(609)	—	—	—	—	—	—	—	(65)	(674)
Interest and dividend income	42	—	—	—	—	—	—	1	21	64
Other (loss) income, net	(1)	1	4	(3)	—	2	—	—	—	3
	(568)	1,487	697	92	93	23	39	36	(44)	1,855
Expenses:
Cost of goods sold	—	1,303	375	75	92	2	33	20	—	1,900
Other expenses from operations	—	—	119	—	—	12	—	—	—	131
Selling, general and administrative	2	37	252	15	4	5	10	7	4	336
Restructuring, net	—	—	—	7	—	—	—	—	—	7
Interest expense	18	26	5	4	—	—	—	2	84	139
	20	1,366	751	101	96	19	43	29	88	2,513
(Loss) income before income tax (expense) benefit	(588)	121	(54)	(9)	(3)	4	(4)	7	(132)	(658)
Income tax (expense) benefit	—	(31)	12	4	—	—	—	(1)	10	(6)
Net (loss) income	(588)	90	(42)	(5)	(3)	4	(4)	6	(122)	(664)
Less: net (loss) income attributable to non-controlling interests	(293)	24	—	(2)	—	—	—	1	—	(270)
Net (loss) income attributable to Icahn Enterprises	$(295)	$66	$(42)	$(3)	$(3)	$4	$(4)	$5	$(122)	$(394)
Supplemental information:
Capital expenditures	$—	$29	$13	$7	$5	$6	$1	$4	$—	$65
Depreciation and amortization	$—	$83	$24	$6	$4	$4	$2	$—	$—	$123

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for and Energy and Automotive segments below.

Energy

Disaggregated revenue for our Energy segment net sales is presented below:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Petroleum products	$1,055	$1,394
Nitrogen fertilizer products	75	92
	$1,130	$1,486

Automotive

Disaggregated revenue for our Automotive segment net sales and other revenues from operations is presented below:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Automotive services	$309	$326
Aftermarket parts sales	326	367
	$635	$693

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Condensed Balance Sheets

Icahn Enterprises’ condensed balance sheets by reporting segment are presented below. Icahn Enterprises Holdings’ condensed balance sheets are substantially the same, with immaterial differences relating to our Holding Company’s debt and equity attributable to Icahn Enterprises Holdings.

	March 31, 2020
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$12	$805	$51	$13	$1	$56	$3	$1,440	$2,381
Cash held at consolidated affiliated partnerships and restricted cash	851	—	—	1	6	2	8	8	876
Investments	7,519	249	120	—	—	15	—	294	8,197
Accounts receivable, net	—	149	138	84	51	12	38	—	472
Inventories, net	—	211	1,168	102	26	—	76	—	1,583
Property, plant and equipment, net	—	2,866	904	154	118	300	68	6	4,416
Goodwill and intangible assets, net	—	253	379	30	10	6	23	—	701
Other assets	4,328	345	565	123	28	130	22	139	5,680
Total assets	$12,710	$4,878	$3,325	$507	$240	$521	$238	$1,887	$24,306
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$3,028	$1,082	$1,180	$197	$72	$40	$66	$538	$6,203
Securities sold, not yet purchased, at fair value	459	—	—	—	—	—	—	—	459
Debt	—	1,691	415	260	17	2	28	5,814	8,227
Total liabilities	3,487	2,773	1,595	457	89	42	94	6,352	14,889

Equity attributable to Icahn Enterprises	4,370	1,187	1,730	39	151	479	144	(4,465)	3,635
Equity attributable to non-controlling interests	4,853	918	—	11	—	—	—	—	5,782
Total equity	9,223	2,105	1,730	50	151	479	144	(4,465)	9,417
Total liabilities and equity	$12,710	$4,878	$3,325	$507	$240	$521	$238	$1,887	$24,306

	December 31, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated
	(in millions)
ASSETS
Cash and cash equivalents	$11	$652	$46	$22	$3	$53	$1	$3,006	$3,794
Cash held at consolidated affiliated partnerships and restricted cash	989	—	—	1	6	2	7	146	1,151
Investments	9,207	81	120	—	—	15	—	522	9,945
Accounts receivable, net	—	182	143	78	32	12	36	—	483
Inventories, net	—	373	1,215	100	32	—	75	—	1,795
Property, plant and equipment, net	—	2,888	916	161	122	299	68	—	4,454
Goodwill and intangible assets, net	—	258	382	30	11	8	24	—	713
Other assets	1,076	239	673	125	27	125	20	19	2,304
Total assets	$11,283	$4,673	$3,495	$517	$233	$514	$231	$3,693	$24,639
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,310	$1,180	$1,340	$196	$70	$38	$66	$115	$4,315
Securities sold, not yet purchased, at fair value	1,190	—	—	—	—	—	—	—	1,190
Debt	—	1,195	405	268	7	2	18	6,297	8,192
Total liabilities	2,500	2,375	1,745	464	77	40	84	6,412	13,697

Equity attributable to Icahn Enterprises	4,296	1,312	1,750	40	156	474	147	(2,719)	5,456
Equity attributable to non-controlling interests	4,487	986	—	13	—	—	—	—	5,486
Total equity	8,783	2,298	1,750	53	156	474	147	(2,719)	10,942
Total liabilities and equity	$11,283	$4,673	$3,495	$517	$233	$514	$231	$3,693	$24,639

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.  Income Taxes.

For the three months ended March 31, 2020, we recorded an income tax benefit of $180 million on pre-tax loss from continuing operations of $2,486 million compared to an income tax expense of $6 million on pre-tax loss from continuing operations of $658 million for the three months ended March 31, 2019. Our effective income tax rate was 7.2% and (0.9%) for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership loss for which there was no tax benefit, as such loss is allocated to the partners.

For the three months ended March 31, 2019, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership income for which there was no tax expense, as such income is allocated to the partners.

14.  Changes in Accumulated Other Comprehensive Loss.

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits and
	of Tax	Other, Net of Tax	Total
	(in millions)
Balance, December 31, 2019	$(38)	$(50)		$(88)
Other comprehensive loss before reclassifications, net of tax	(4)	—		(4)
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	1	—		1
Other comprehensive loss, net of tax	(3)	—		(3)
Balance, March 31, 2020	$	$	$

15.  Other Income, Net.

Other income, net consists of the following:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Equity earnings from non-consolidated affiliates	$2	$4
Gain (loss) on disposition of assets, net	1	(4)
Foreign currency transaction loss	(6)	(2)
Non-service pension and other post-retirement benefits expense	—	(1)
Loss on extinguishment of debt	(12)	—
Other	(2)	6
	$(17)	$3

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

16.  Commitments and Contingencies.

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities were $36 million and $34 million as of March 31, 2020 and December 31, 2019, respectively, primarily within our Metals and Energy segments and which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

On August 21, 2018, CVR Refining received a letter from the United States Department of Justice (the “DOJ”) on behalf of the Environmental Protection Agency (the “EPA”) and the Kansas Department of Health and Environment (“KDHE”) alleging violations of the Clean Air Act and a 2012 Consent Decree between CVR Refining, the United States (on behalf of the EPA) and KDHE at CVR Energy’s Coffeyville refinery. In April 2020, CVR Refining executed a tolling agreement with the DOJ and KDHE further extending time for negotiation regarding the alleged violations through June 30, 2020. At this time CVR Energy cannot reasonably estimate the potential penalties, costs, fines or other expenditures that may result from this matter or any subsequent enforcement or litigation relating thereto and, therefore, CVR Energy cannot determine if the ultimate outcome of this matter will have a material impact on its financial position, results of operations or cash flows.

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

For the three months ended March 31, 2020 and 2019, our Energy segment recognized expenses of $19 million and $13 million, respectively, for its compliance with the RFS and which is included in cost of goods sold in the condensed consolidated statements of operations. Our Energy segment’s cost to comply with the RFS includes recognition of its biofuel blending obligation based on the purchased cost of RINs or the fair value of the obligation for which RINs have not been purchased, based on market prices at each reporting date and the valuation change of RINs acquired in excess of CVR Refining’s RFS obligation as of the reporting date.

Litigation

From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.

Energy

During 2019, CVR Energy, CVR Refining and its general partner, Icahn Enterprises and certain other affiliates and individuals have each been named in nine lawsuits filed in the Court of Chancery of the State of Delaware by purported former unitholders of CVR Refining, on behalf of themselves and an alleged class of similarly situated unitholders. These lawsuits primarily allege breach of contract, tortious interference and breach of the implied covenant of good faith and fair dealing and seek monetary damages and attorneys’ fees, among other remedies, relating to CVR Energy’s

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner. In January 2020, the court dismissed CVR Holdings and certain former directors of CVR Refining’s general partner from these lawsuits, though permitted some or all of the claims to proceed against each remaining defendant. CVR Energy believes these lawsuits are without merit and intends to vigorously defend against them. These lawsuits remain in the early stages of litigation. Accordingly, CVR Energy cannot determine at this time the outcome of these lawsuits, including whether the outcome of this matter would have a material impact on the its financial position, results of operations, or cash flows.

On April 6, 2020, CVR Energy, CVR Refining and its general partner, Icahn Enterprises and certain other affiliates and individuals have each been named in a lawsuit filed in the United States Southern District of New York by purported former unitholders of CVR Refining, on behalf of themselves and an alleged class of similarly situated unitholders. This lawsuit primarily alleges violation of Section 10(b) of the Exchange Act and Rule 10b-5 and violation of Section 20(a) of the Exchange Act, and seeks monetary damages and attorneys’ fees, among other remedies, relating to CVR Energy’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner. CVR Energy believes this lawsuit is without merit and intends to vigorously defend against it. This lawsuit remains in the early stages of litigation. Accordingly, CVR Energy cannot determine at this time the outcome of this lawsuit, including whether the outcome of this matter would have a material impact on the its financial position, results of operations, or cash flows.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 92.0% of Icahn Enterprises’ outstanding depositary units as of March 31, 2020. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by ACF. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the ACF plans have been met as of March 31, 2020. If the plans were voluntarily terminated, they would be underfunded by approximately $97 million as of March 31, 2020. These results are based on the most recent information provided by the plans’ actuary. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

Other

The U.S. Attorney’s office for the Southern District of New York contacted Icahn Enterprises L.P. in September 2017 seeking production of information pertaining to our and Mr. Icahn’s activities relating to the Renewable Fuels Standard and Mr. Icahn’s former role as an advisor to the President of the United States. We cooperated with the request and provided information in response to the subpoena. The U.S. Attorney’s office for the Southern District of New York contacted Icahn Enterprises L.P. in June 2018 seeking production of information pertaining to trading in Manitowoc Company, Inc. securities. We cooperated with the request and provided documents in response to the subpoena. The U.S. Attorney’s office has not made any claims or allegations against us or Mr. Icahn with respect to either of the foregoing inquiries. We maintain a strong compliance program and, while no assurances can be made, we do not believe these inquiries will have a material impact on our business, financial condition, results of operations or cash flows.

17.  Supplemental Cash Flow Information.

Supplemental cash flow information consists of the following:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Cash payments for interest, net of amounts capitalized	$(136)	$(157)
Cash receipts for income taxes, net of payments	10	2
Non-cash proceeds from sale of investment	—	34
Non-cash Investment segment contributions from non-controlling interests	1,240	—
Partnership distributions payable	(437)	(391)

18.  Subsequent Events.

Icahn Enterprises

LP Unit Distribution

On May 7, 2020, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about June 25, 2020 to depositary unitholders of record at the close of business on May 19, 2020. Depositary unitholders will have until June 16, 2020 to make an election to receive either cash or additional depositary units; if a unitholder does not make an election, it will automatically be deemed to have elected to receive the distribution in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending June 23, 2020. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive depositary units. Any unitholders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 28, 2020.

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

We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with our Holding Company. Our historical results also report the results of our Mining segment, until sold on August 1, 2019.

Significant Transactions and Developments

Current Economic Conditions

In March 2020, the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic, and actions taken by governments and others in response thereto, has negatively impacted the global economy, financial markets, and the industries in which our subsidiaries operate. Our consolidated results of operations and financial condition have been impacted primarily by the net declines in fair value of investments held by our Investment segment and the Holding Company (primarily unrealized) as well as declines in the global demand for refined products, especially gasoline, with respect to our Energy segment. The impact on our businesses has also included the acceleration of selective planned store closures in our Automotive segment, lowering current year forecasts across various segments and recording write-downs to inventories. We believe that the current economic conditions will continue to impact our businesses through at least the first half of 2020, and likely through the remainder of the year. The extent and duration of impact on our future results of operations, liquidity and financial condition is uncertain and may be significant.

Debt Issuances

In January 2020, Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) issued an additional $600 million in aggregate principal amount of 4.750% senior unsecured notes due 2024 (the “New 2024 Notes”) and an additional $250 million in aggregate principal amount of 5.250% senior unsecured notes due 2027 (the “New 2027 Notes,” and together with the New 2024 Notes, the “New Notes”). The proceeds from the New Notes, together with cash on hand, were used to redeem all of our prior outstanding $1.35 billion principal amount of 5.875% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.

Results of Operations

Consolidated Financial Results

Our operating businesses comprise consolidated subsidiaries which operate in various industries and are managed on a decentralized basis. In addition to our Investment segment’s revenues from investment transactions, revenues for our operating businesses primarily consist of net sales of various products, services revenue, franchisor operations and leasing of real estate. Due to the structure and nature of our business, we primarily discuss the results of operations by individual reporting segment in order to better understand our consolidated operating performance. Certain other financial information is discussed on a consolidated basis following our segment discussion, including other revenues and expenses included in continuing operations as well as our results from discontinued operations. In addition to the summarized financial results below, refer to Note 12, “Segment Reporting,” to the condensed consolidated financial statements for a reconciliation of each of our reporting segment’s results of continuing operations to our consolidated results.

The comparability of our summarized consolidated financial results presented below is affected primarily by the performance of the Investment Funds (as defined below), our Holding Company’s realized and unrealized equity investment gains and losses and the result of operations of our Energy segment, impacted by the demand and pricing for its products. Refer to our respective segment discussions and “Other Consolidated Results of Operations,” below for further discussion.

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
	(in millions)
Investment	$(1,765)	$(568)	$(1,802)	$(588)	$(926)	$(295)
Holding Company	(337)	(44)	(310)	(122)	(310)	(122)

Other Operating Segments:
Energy	1,157	1,487	(113)	90	(68)	66
Automotive	636	697	(73)	(42)	(73)	(42)
Food Packaging	91	92	(4)	(5)	(3)	(3)
Metals	86	93	(3)	(3)	(3)	(3)
Real Estate	22	23	1	4	1	4
Home Fashion	50	39	(2)	(4)	(2)	(4)
Mining	—	36	—	6	—	5
Other operating segments	2,042	2,467	(194)	46	(148)	23
Consolidated	$(60)	$1,855	$(2,306)	$(664)	$(1,384)	$(394)

Investment

We invest our proprietary capital through various private investment funds (“Investment Funds”). As of March 31, 2020 and December 31, 2019, we had investments with a fair market value of approximately $4.4 billion and $4.3 billion, respectively, in the Investment Funds. As of March 31, 2020 and December 31, 2019, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.9 billion and $4.5 billion, respectively. During the three months ended March 31, 2020, we invested $1.0 billion in the Investment Funds and affiliates of Mr. Icahn (excluding us) contributed approximately $1.2 billion of primarily like-kind investments in the Investment Funds.

Our Investment segment’s results of operations are reflected in net income (loss) in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company and by Mr. Icahn and his affiliates. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of March 31, 2020.

For the three months ended March 31, 2020 and 2019, our Investment Funds’ returns were (17.6%) and (5.8%), respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses.

The following table sets forth the performance attribution for the Investment Funds’ returns.

	Three Months Ended March 31,
	2020	2019
Long positions	(46.7)%	7.0%
Short positions	29.0%	(12.8)%
Other	0.1%	0.0%
	(17.6)%	(5.8)%

The following table presents net income (loss) for our Investment segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Long positions	$(4,601)	$715
Short positions	2,791	(1,306)
Other	8	3
	$(1,802)	$(588)

Three Months Ended March 31, 2020 and 2019

For the three months ended March 31, 2020, the Investment Funds’ negative performance was driven by net losses in their long positions, offset in part by net gains in their short positions. The negative performance of our Investment segment’s long positions was driven by losses from a consumer, cyclical sector investment of $973 million, aggregate losses from four other consumer, cyclical sector investments of $585 million, two energy sector investments aggregating approximately $1.1 billion, two consumer, non-cyclical sector investments aggregating $850 million and four technology sector investments aggregating $693 million. The aggregate performance of investments with net losses across various other sectors accounted for an additional negative performance of our Investment segment’s long positions. The positive performance of our Investment segment’s short positions was driven primarily by the positive performance of broad market hedges as well as short exposure to commercial mortgage-backed securities through credit default swap contracts.

For the three months ended March 31, 2019, the Investment Funds’ negative performance was driven by net losses in their short positions, offset in part by net gains in their long positions. The negative performance of our Investment segment’s short positions was driven by the negative performance of broad market hedges of approximately $1.1 billion. The aggregate performance of investments with net losses across various other sectors accounted for the additional negative performance of our Investment segment’s short positions. The positive performance of our Investment segment’s long positions was driven by a technology sector investment and two energy sector investments with net gains aggregating $573 million. The aggregate performance of investments with net gains across various other sectors accounted for an additional positive performance of our Investment segment’s long positions. Gains in long positions were offset in part by losses from a consumer, cyclical sector investment and a basic material sector investment aggregating $168 million.

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 93% and 94% of our Energy segment’s net sales for the three months ended March 31, 2020 and 2019, respectively.

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

The COVID-19 pandemic, and the actions taken by governments and others, has negatively impacted the energy industry. The global demand for refined products, especially gasoline, has declined significantly since the middle of March 2020. Concerns over the negative effects of the COVID-19 pandemic on economic and business prospects across the world have contributed to increased market and price volatility. Volatility was further amplified in March 2020 by market plays between the world’s largest oil producers. The simultaneous shocks in oil supply and demand has resulted in a decline in the price of crude oil and lead to a significant decrease in the price of refined products sold by our Energy segment.

In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard of the United States Environmental Protection Agency, which requires it to either blend “renewable fuels” with its transportation fuels or purchase renewable identification numbers (“RINs”), in lieu of blending. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Refer to Note 16, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of RINs.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net sales	$1,130	$1,486
Cost of goods sold	1,250	1,303
Gross margin	$(120)	$183

Three Months Ended March 31, 2020 and 2019

Net sales for our Energy segment decreased by $356 million (24%) for the three months ended March 31, 2020 as compared to the comparable prior year period, primarily due to a decrease in our petroleum business’ net sales which decreased $339 million. The decrease in the petroleum business’ net sales was primarily due to a decrease in sales of distillates as well as a decrease in gasoline sales attributable to a decrease in volumes and unfavorable pricing conditions.

During the quarter, scheduled maintenance at one of our petroleum business’ refineries as well as reduced utilization at another refinery due to the current market conditions have contributed to the decline in volumes. In addition, in March 2020, a significant decline in gasoline demand resulted from government actions to address the COVID-19 pandemic. Our nitrogen fertilizer business’ net sales decreased $17 million primarily due to a decrease in urea ammonium nitrate (“UAN”) sales due to unfavorable pricing, partially offset by an increase in volumes.

Cost of goods sold for our Energy segment decreased by $53 million (4%) for the three months ended March 31, 2020 as compared to the comparable prior year period. The decrease was primarily due to our petroleum business as a result of lower cost of consumed crude oil. The lower cost of consumed crude oil was due to a decrease in volumes resulting from the scheduled maintenance, as discussed above, and lower crude oil prices. Cost of goods sold for our petroleum business was also lower due to higher derivative gains of $30 million, offset in part by a $58 million write-down of inventory to net realizable value and a $6 million increase in the net cost of RINs. Gross margin for our Energy segment decreased by $303 million for the three months ended March 31, 2020 as compared to the comparable prior year period. Gross margin as a percentage of net sales was (11)% and 12% for the three months ended March 31, 2020 and 2019, respectively. The decrease in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to unfavorable market pricing and crack spreads, offset in part by higher derivative gains over the comparable periods.

Automotive

Our Automotive segment’s results of operations are generally driven by the distribution and installation of automotive aftermarket parts and are affected by the relative strength of automotive part replacement trends, among other factors.

Our Automotive segment is in the process of implementing a multi-year transformation plan, which includes the integration and restructuring of its businesses. The transformation plan includes operating the automotive services and aftermarket parts businesses as separate businesses, streamlining Icahn Automotive’s corporate and field support teams, facility closures, consolidations and conversions, inventory optimization actions, and the re-focusing of its automotive parts business on certain core markets. Costs to implement the transformation plan will include restructuring charges, which will be recorded when specific plans are approved, and which may be significant.

Our Automotive segment’s priorities include:

●	Positioning the service business to take advantage of opportunities in the do-it-for-me market and vehicle fleets;
●	Optimizing the value of the commercial parts distribution business in certain high-volume core markets;
●	Exiting the automotive parts distribution business in certain low volume, non-core markets;
●	Improving inventory management across Icahn Automotive’s parts and tire distribution network;
●	Investment in customer experience initiatives such as enhanced customer loyalty programs and selective upgrades in facilities;
●	Investment in employees with focus on training and career development investments; and
●	Business process improvements, including investments in our supply chain and information technology capabilities.

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

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net sales and other revenue from operations	$635	$693
Cost of goods sold and other expenses from operations	475	494
Gross margin	$160	$199

Three Months Ended March 31, 2020 and 2019

Net sales and other revenue from operations for our Automotive segment for the three months ended March 31, 2020 decreased by $58 million (8%) as compared to the comparable prior year period. The decrease was attributable to a decrease in aftermarket parts sales of $41 million (11%) and a decrease in automotive services revenues of $17 million (5%). On an organic basis, aftermarket parts sales decreased $26 million over the comparable periods due to a decrease in retail sales of $19 million and a decrease in commercial sales of $7 million. Store closures related to the transformation plan accounted for another $15 million decrease in aftermarket parts sales. The decrease in automotive services revenues represent a decrease on a primarily organic basis. The COVID-19 pandemic, and the impacts of the actions taken by governments and others, have significantly contributed to the decline in revenues, in particular the automotive services revenues and commercial sales revenues which, until March 2020, were experiencing growth on an organic basis.

Cost of goods sold and other expenses from operations for the three months ended March 31, 2020 decreased by $19 million (4%) as compared to the comparable prior year period. The decrease was due to lower sales volumes as described above. Gross margin on net sales and other revenue from operations for the three months ended March 31, 2020 decreased by $39 million (20%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 25% and 29% for the three months ended March 31, 2020 and 2019, respectively. Our Automotive segment has experienced some margin rate contraction for its services and parts businesses due to the reduction in vendor support funds and other unfavorable margin adjustments, including from a shift in aftermarket parts sales from retail to commercial, as well as from the negative impact from the COVID-19 pandemic, as described above.

Food Packaging

Our Food packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Three Months Ended March 31, 2020 and 2019

Net sales for the three months ended March 31, 2020 increased $3 million (3%) as compared to the comparable prior year period. The increase was due to an increase in volumes offset in part by the unfavorable effects of foreign exchange and price and product mix. Cost of goods sold for the three months ended March 31, 2020 increased by $3 million (4%) as compared to the comparable prior year period due to an increase in volumes. Gross margin as a percentage of net sales was 20% and 21% for the three months ended March 31, 2020 and 2019, respectively.

Metals

The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the United States and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.

Three Months Ended March 31, 2020 and 2019

Net sales for the three months ended March 31, 2020 decreased by $7 million (8%) compared to the comparable prior year period due to lower market selling prices for most grades of metal due to unfavorable market conditions that offset an increase in shipping volumes.

Cost of goods sold for the three months ended March 31, 2020 decreased by $7 million (8%) compared to the comparable prior year period. The decrease was due to lower material costs due to lower market prices. Gross margin as a percentage of net sales was 1% for each of the three months ended March 31, 2020 and 2019.

Real Estate

Real Estate revenues and expenses primarily include sales of residential units, results from club operations, rental operations, and hotel, timeshare and casino operations. Sales of residential units are included in net sales in our condensed consolidated statements of operations. Results from club and rental operations, and hotel, timeshare and casino operations are included in other revenues from operations in our condensed consolidated statements of operations. Revenue from our real estate operations for each of the three months ended March 31, 2020 and 2019 were primarily derived from club and rental operations.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended March 31, 2020 and 2019

Net sales for the three months ended March 31, 2020 increased by $11 million (28%) compared to the comparable prior year period due to a business acquired in the second quarter of 2019, which accounted for an increase of $13 million, offset in part by a $2 million decrease from existing businesses. Cost of goods sold for the three months ended March 31, 2020 increased $8 million (24%) compared to the comparable prior year period which was also attributable to the acquired business. Gross margin as a percentage of net sales was 18% and 15% for the three months ended March 31, 2020 and 2019, respectively. The increase is due to higher margins from a new customer as well as the business acquired having higher margins than the existing businesses.

Holding Company

Our Holding Company’s results of operations primarily reflect the interest expense on its senior unsecured notes for each of the three months ended March 31, 2020 and 2019. In addition, our Holding Company has investment gains and losses from equity investments. During the three months ended March 31, 2020, net gains and losses from investment activities were primarily attributable to unrealized losses from its equity investments. During the three months ended March 31, 2019, net losses from investment activities were primarily attributable to unrealized losses from an equity investment offset in part by realized gains from an equity investment.

Other Consolidated Results of Operations

Selling, General and Administrative

Three Months Ended March 31, 2020 and 2019

Our consolidated selling, general and administrative during the three months ended March 31, 2020 decreased by $28 million (8%) as compared the comparable prior year period primarily due to (i) lower compensation costs for our Investment segment, (ii) lower occupancy costs for various locations and other general and administrative costs due to the current market conditions for our Automotive segment and (iii) the sale of our former Mining segment in August 2019.

Interest Expense

Three Months Ended March 31, 2020 and 2019

Our consolidated interest expense during the three months ended March 31, 2020 increased by $32 million (23%) as compared the comparable prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to an increase in average due to broker balances over the respective periods as well as higher interest expense at our Holding Company as a result of certain debt offerings in the second and fourth quarters of 2019 and additional debt offerings in the first quarter of 2020.

Income Tax Expense

Certain of our subsidiaries are partnerships not subject to taxation in our condensed consolidated financial statements and certain other subsidiaries are corporations, or subsidiaries of corporations, subject to taxation in our condensed consolidated financial statements. Therefore, our consolidated effective tax rate generally differs from the statutory federal tax rate. Refer to Note 13, “Income Taxes,” to the condensed consolidated financial statements for a discussion of income taxes.

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

As of March 31, 2020, our Holding Company had cash and cash equivalents of approximately $1.4 billion and total debt of approximately $5.8 billion. During the three months ended March 31, 2020, we invested $1.0 billion in the Investment Funds. As of March 31, 2020, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.4 billion, including $250 million in redemptions which did not settle until April 2020. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

	March 31,	December 31,
	2020	2019
	(in millions)
5.875% senior unsecured notes due 2022	$—	$1,345
6.250% senior unsecured notes due 2022	1,211	1,211
6.750% senior unsecured notes due 2024	499	498
4.750% senior unsecured notes due 2024	1,107	498
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	999	747
	$5,814	$6,297

Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by the Issuers and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of senior unsecured notes are payable semi-annually.

In January 2020, the Issuers issued an additional $600 million in aggregate principal amount of the New 2024 Notes and an additional $250 million in aggregate principal amount of the New 2027 Notes. The additional proceeds from the New Notes, together with cash on hand, were used to redeem all of our prior outstanding $1.35 billion principal amount of 5.875% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.

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

The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of March 31, 2020, except for the New 2024 Notes and the New 2027 Notes, are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.

As of March 31, 2020 and December 31, 2019, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of March 31, 2020, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness.

2019 At-The-Market Offering

On May 2, 2019, Icahn Enterprises announced the commencement of its “at-the-market” offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, during the term of the program ending on March 31, 2021, for up to $400 million in aggregate sale proceeds. During the three months ended March 31, 2020, Icahn Enterprises sold 107,131 depositary units pursuant to this agreement, resulting in gross proceeds of $7 million. As of March 31, 2020, Icahn Enterprises may sell its depositary units for up to an additional $339 million in aggregate sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of the program.

LP Unit Distributions

During the three months ended March 31, 2020, we declared a quarterly distribution of $2.00 per depositary unit. In connection with this distribution, aggregate cash distributions to all depositary unitholders was $423 million in April 2020. Mr. Icahn and his affiliates owned approximately 92.0% of Icahn Enterprises' outstanding depositary units as of March 31, 2020.

On April 29, 2020, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unitholder and will be paid on or about June 25, 2020 to depositary unitholders of record at the close of business on May 19, 2020.

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

Subsequent Events

Subsequent to March 31, 2020, CVR Energy declared a quarterly dividend which we expect to result in an additional $28 million in dividends payable to us in the second quarter of 2020, which represents a 50% reduction in its quarterly dividend, as discussed below.

Investment Segment Liquidity

During the three months ended March 31, 2020, we invested $1.0 billion in the Investment Funds and affiliates of Mr. Icahn (excluding us) contributed approximately $1.2 billion of primarily like-kind investments in the Investment Funds. Subsequent to March 31, 2020, we received $250 million from redemptions from the Investment Funds that settled in April 2020. In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of March 31, 2020, the Investment Funds’ had a net short notional exposure of 73%. The Investment Funds’ long exposure was 89% (88% long equity and 1% long credit) and its short exposure was 162% (141% short equity and 21% short credit and other). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at March 31, 2020.

Of the Investment Funds’ 89% long exposure, 84% was comprised of the fair value of its long positions (with certain adjustments) and 5% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds’ 162% short exposure, 5% was comprised of the fair value of our short positions and 157% was comprised of short broad market index swap derivative contracts and short credit default swap contracts.

With respect to both our long positions that are not notionalized (84% long exposure) and our short positions that are not notionalized (5% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

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

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	March 31,	December 31,
	2020	2019
	(in millions)
Energy	$805	$652
Automotive	51	46
Food Packaging	13	22
Metals	1	3
Real Estate	56	53
Home Fashion	3	1
	$929	$777

Segment Borrowings and Availability

Segment debt consists of the following:

	March 31,	December 31,
	2020	2019
	(in millions)
Energy	$1,691	$1,195
Automotive	415	405
Food Packaging	260	268
Metals	17	7
Real Estate	2	2
Home Fashion	28	18
	$2,413	$1,895

Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of March 31, 2020, all of our subsidiaries were in compliance with all debt covenants.

In January 2020, CVR Energy issued $600 million in aggregate principal amount of 5.25% senior unsecured notes due 2025 and $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028. A portion of the net proceeds from the issuance of these notes were used to fund the redemption of CVR Energy’s existing senior unsecured notes due 2022. The remaining net proceeds will be used for CVR Energy’s general corporate purposes, which may include funding (i) acquisitions, (ii) capital projects, and/or (iii) share repurchases or other distributions to CVR Energy’s stockholders.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

March 31,
2020
(in millions)
Energy	$442
Automotive	91
Food Packaging	6
Metals	32
Home Fashion	12
$583

The above outstanding debt and borrowing availability with respect to each of our continuing operating segments reflects third-party obligations.

Subsidiary Dividends

In view of the uncertainty of the depth and extent of the contraction in oil demand due to the COVID-19 pandemic, combined with the weaker commodity price environment, CVR Energy has remained focused on cash conservation and protecting its balance sheet. As a result of these factors, and in light of the uncertainty of the current economic environment as we as potential future cash requirements of CVR Energy, the Board of Directors of CVR Energy approved a 50% reduction in its cash dividend for the first quarter of 2020. The revised dividend supports CVR Energy’s continued focus on financial discipline through a balanced approach of shareholder distributions and strategic investments while providing the flexibility to weather the uncertain environment. The Board of Directors of CVR Energy will continue to evaluate the economic environment, CVR Energy’s cash needs, and other applicable factors, and may elect to make additional changes to CVR Energy’s dividend in future periods.

Subsidiary Stock Repurchase Program

On October 23, 2019, the Board of Directors of CVR Energy approved a stock repurchase program which would enable it to repurchase up to $300 million of its common stock from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The stock repurchase program has a duration of four years, which may be terminated by the Board of Directors of CVR Energy at any time. Repurchases, if any, including the timing, price and amount, may be made at the discretion of CVR Energy management and CVR Energy is not obligated to make any repurchases. CVR Energy did not repurchase any shares of its common stock as of March 31, 2020. Due to the market and oil price volatility, coupled with the current economic conditions, CVR Energy does not currently intend to repurchase any stock if these, and other, conditions continue.

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities
	(in millions)
Holding Company	$(103)	$(1,121)	$(480)	$(128)	$435	$—
Investment	(1,138)	—	1,001	(360)	—	—

Other Operating Segments:
Energy	(58)	(196)	407	228	(42)	(387)
Automotive	(54)	(6)	65	(51)	(45)	118
Food Packaging	(6)	(2)	(4)	(3)	(7)	(1)
Metals	(11)	—	10	(5)	(5)	1
Real Estate	3	(4)	4	7	(6)	(23)
Home Fashion	(6)	(2)	11	(6)	(1)	7
Mining	—	—	—	30	(4)	2
Other operating segments	(132)	(210)	493	200	(110)	(283)
Total before eliminations	(1,373)	(1,331)	1,014	(288)	325	(283)
Eliminations	—	1,007	(1,007)	—	(11)	11
Consolidated	$(1,373)	$(324)	$7	$(288)	$314	$(272)

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

Holding Company

Our Holding Company’s cash flows from operating activities for each of the three months ended March 31, 2020 and 2019 were primarily attributable to our semi-annual interest payments on our senior unsecured notes. The decrease in interest payments over the comparable periods is due to the timing of the payment of the semi-annual interest. Our recent debt transactions resulted in a change in certain payment dates for our semi-annual interest.

Our Holding Company’s cash flows from investing activities for the three months ended March 31, 2020 were primarily due to our investment in the Investment Funds of $1.0 billion, our purchase of an equity investment for $114 million and contributions and loans to our operating subsidiaries aggregating $64 million, including an investment in our Automotive segment of $55 million. This was offset in part by dividends from our Energy segment of $57 million in the first quarter of 2020. Our Holding Company’s cash flows from investing activities for the three months ended March 31, 2019 were primarily due to our sale of a certain equity investment for which we received $424 million as well as the sale of our direct investment in CVR Refining to CVR Energy for $60 million. During the three months ended March 31, 2019, we also received cash dividends and distributions from our Energy and Real Estate segments aggregating $77 million and we had aggregate investments in our Automotive segment of $126 million.

Our Holding Company’s cash flows from financing activities for the three months ended March 31, 2020 included the issuances of additional senior unsecured notes and proceeds from our “at-the-market” offering, offset in part by the repayment of senior unsecured notes and related fees and expenses, as described above.

Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Our Investment segment’s cash flows from financing activities for the three months ended March 31, 2020 were attributable to our investment in the Investment Funds in the first quarter of 2020 of $1.0 billion, as described above, and $1 million from Mr. Icahn and his affiliates (excluding us).

Other Operating Segments

Our other operating segments’ cash flows from operating activities included net cash flows from operating activities before changes in operating assets and liabilities of $(72) million and $171 million for the three months ended March 31, 2020 and 2019, respectively, primarily attributable to our Automotive segment in 2020 and our Energy segment in 2019. The change in cash flows from operating activities for the three months ended March 31, 2020 as compared to the comparable prior year period was primarily due to a decline in the operating results of our Energy segment as well as unfavorable changes in working capital also attributable to our Energy segment. In addition, our cash flows from operating activities decreased by $30 million as a result of the exclusion of Ferrous Resources in 2020, which was sold in August 2019.

Our other operating segments’ cash flows from investing activities were primarily due to the purchase of investments of $140 million in 2020 compared to $25 million in 2019 and due to capital expenditures of $53 million in 2020 and $65 million in 2019, primarily within our Energy and Automotive segments for both periods. In addition, our other operating segments had net payments for the acquisitions of businesses of $10 million, net of cash acquired.

Our other operating segments’ cash flows from continuing financing activities were primarily due to our Energy segment. In 2020, our Energy segment had net proceeds from senior debt transactions of $500 million and in 2019 our Energy segment had payments to acquire the remaining common units of CVR Refining not already owned by CVR Energy of $301 million, including $60 million paid to our Holding Company for our direct ownership in CVR Refining. In addition, our other operating segments also had net contributions from our Holding Company of $7 million and $49 million for the three months ended March 31, 2020 and 2019, respectively, as described above. For the three months ended March 31, 2020 and 2019, our Energy segment had distributions to non-controlling interests of $23 million and $30 million, respectively.

Consolidated Capital Expenditures

Our Energy segment accounts for a significant portion of our capital expenditures. As a result of the current economic conditions, our Energy segment revised its planned capital expenditures down approximately 30% for 2020, which includes a deferment of the majority of its growth capital projects and significant reductions in the amount of expected maintenance capital expenditures to only include those projects which are critical to continuing safe and reliable operations, or are required to support future activities. Certain planned maintenance projects have also been deferred. Although other subsidiaries of ours have curtailed their capital expenditures, there have been no other material changes to our planned capital expenditures as compared to the estimated capital expenditures for 2020 reported in our Annual Report on Form 10-K for the year ended December 31, 2019. However, such estimated capital expenditures are subject to further revisions due to the uncertainty of the scope and duration of the impact of the current economic conditions.

Consolidated Contractual Commitments and Contingencies

There have been no material changes to our contractual commitments and contingencies during the three months ended March 31, 2020 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Critical Accounting Policies and Estimates

The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Issued Accounting Standards

Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements for a discussion of recent accounting pronouncements applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as discussed below, information about our quantitative and qualitative disclosures about market risk did not differ materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of March 31, 2020, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $752 million, $46 million and $2.6 billion, respectively. However, as of March 31, 2020, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 47% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 53% of the change in fair value.

Item 4. Controls and Procedures.

As of March 31, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and Icahn Enterprises Holdings’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our joint Annual Report on Form 10-K for the year ended December 31, 2019, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2020, we implemented a plan of remediation that includes a more formalized process, quarterly discussions with the Investment Segment and Legal Departments and a detailed review performed on the analysis. During the quarter ended March 31, 2020, our plan of remediation was in place and operating as designed. However, the material weakness will not be considered remediated until the applicable control operates for a sufficient period of time and management has concluded, through testing, that this control is operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020, except as discussed above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except for the risk factors disclosed below, there were no material changes to our risk factors during the three months ended March 31, 2020 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic may have a material adverse impact on our and our subsidiaries’ operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in our operating segments. We are unable to predict the extent to which the pandemic and related impacts will adversely impact our business operations, financial performance, results of operations, and financial position.

Our and our subsidiaries’ operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity, disruptions in global supply chains and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our and our subsidiaries’ operations and financial performance, remains uncertain.

Our consolidated results of operations and financial condition have been impacted primarily by the net declines in fair value of investments held by our Investment segment and the Holding Company as well as declines in the global demand for crude oil, refined products and liquid transportation fuels with respect to our Energy segment. The impact on our businesses has also included the acceleration of planned store closures in our Automotive segment, lowering current year forecasts across various segments and recording write-downs to inventories and other assets. In addition, the COVID-19 pandemic may subject our and our subsidiaries’ operations, financial performance and financial condition to a number of additional operational-related, market-related and liquidity and funding-related risks.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019. In particular, see the risk factors: “We are a holding company and dependent upon the businesses of our subsidiaries to satisfy our obligations”; “To service our indebtedness, we will require a significant amount of cash”; “Our ability to maintain our current cash position or generate cash depends on many factors beyond our control”; “We have made significant investments in the Investment Funds and negative performance of the Investment Funds may result in a significant decline in the value of our investments”; “We need qualified personnel to manage and operate our various businesses” ; “Global economic conditions may have adverse impacts on our businesses and financial condition”; and “Our Energy segment’s businesses are, and commodity prices are, cyclical and highly volatile, which could have a material adverse effect on our results of operations, financial condition and cash flows.”

The extent to which the COVID-19 pandemic may negatively impact our business and operations will depend on the severity, location, and duration of the effects and spread of COVID-19, the actions undertaken by national, regional, and local governments and health officials to contain such virus or remedy its effects, and if, how quickly and to what extent economic conditions recover and normal business and operating conditions resume. Further, the COVID-19 pandemic may affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results.

The Investment Funds’ investment strategy involves numerous and significant risks, including the risk that we may lose some or all of our investments in the Investment Funds. This risk may be magnified due to concentration of investments and investments in undervalued securities.

Our Investment segment’s revenue depends on the investments made by the Investment Funds. There are numerous and significant risks associated with these investments, certain of which are described in this risk factor and in other risk factors set forth herein and in our Annual Report on Form 10 K for the year ended December 31, 2019.

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

As of March 31, 2020, our top five holdings in the Investment Funds had a market value of approximately $5.1 billion, which represented approximately 55% of our assets under management for the Investment Segment. Our largest holding at March 31, 2020 was Caesars Entertainment Corporation, which had a market value of approximately $1.3 billion, and represented approximately 14% of our assets under management for the Investment Segment. We also had holdings in Herbalife Ltd. (“Herbalife”), which had a market value of approximately $1.0 billion, and represented approximately 11% of our assets under management for the Investment Segment. Therefore, a significant decline in the fair market values of our larger positions may have a material adverse impact on our consolidated financial position, results of operations or cash flows and the trading price of our depositary units. For example, Herbalife previously disclosed in its public filings that the SEC and the Department of Justice (the “DOJ”) have been conducting investigations into Herbalife’s compliance with the Foreign Corrupt Practices Act in China, which are mainly focused on Herbalife’s China external affairs expenditures, its China business activities, the adequacy of and compliance with Herbalife’s internal controls in China, and the accuracy of Herbalife’s books and records relating to its China operations. Herbalife is continuing to cooperate with the SEC and DOJ and is continuing to discuss with them possible resolution, including settlement, of these matters. As a result of these discussions, Herbalife has reached an understanding in principle with respect to the material terms of settlement with each of the SEC staff and DOJ relating to alleged activities that took place in 2006 through 2016. Based on these understandings, Herbalife would enter into an administrative resolution with the SEC with respect to alleged violations of the books and records and internal controls provisions of the FCPA and would separately enter into a deferred prosecution agreement with the DOJ, under which the DOJ would defer criminal prosecution of Herbalife for a period of three years related to a conspiracy to violate the books and records provisions of the FCPA. In addition, Herbalife would agree to pay the SEC and DOJ aggregate penalties, disgorgement and prejudgment interest of approximately $123 million. While Herbalife believes that, based on the foregoing terms, it is nearing resolution of these matters, there can be no assurance as to the timing or the ultimate terms of any final settlements, including the principle terms discussed above, or that final resolutions will be reached at all. In the event settlements are not reached, litigation may ensue and, accordingly, the actual loss incurred in connection with these matters, if any, could be less than, equal to or exceed the aggregate amount noted above, and such actual loss amount could be materially adverse to Herbalife, its financial condition, results of operations, and operations and the trading price of its common shares, which could, in turn, have a material adverse impact on our consolidated financial position, results of operations or cash flows and the trading price of our depositary units. At the present time, Herbalife is unable to reasonably estimate nor provide any assurance regarding the amount of any potential loss in excess of the aggregate amount of approximately $123 million stated above relating to these matters. Certain of the companies in our Investment Funds file annual, quarterly and current reports with the SEC, which are publicly available, and contain additional risk factors with respect to such companies.

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

For reasons not necessarily attributable to any of the risks set forth herein or in our Annual Report on Form 10 K for the year ended December 31, 2019 (e.g., supply/demand imbalances or other market forces), the prices of the securities in which the Investment Funds invest may decline substantially. In particular, purchasing assets at what may appear to be undervalued levels is no guarantee that these assets will not be trading at even more undervalued levels at a future time of valuation or at the time of sale.

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

Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Ted Papapostolou
Ted Papapostolou, Chief Accounting Officer

Date: May 8, 2020

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Ted Papapostolou
Ted Papapostolou, Chief Accounting Officer

Date: May 8, 2020