Form 10-Q
period 2020-06-30
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2020-08-10
CIK 813762, 1034563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 7, 2020, there were 222,804,933 of Icahn Enterprises’ depositary units outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2020	2019

	(In millions, except unit amounts)
ASSETS
Cash and cash equivalents	$1,855	$3,794
Cash held at consolidated affiliated partnerships and restricted cash	916	1,151
Investments	9,498	9,945
Due from brokers	2,152	858
Accounts receivable, net	430	483
Inventories, net	1,564	1,795
Property, plant and equipment, net	4,354	4,454
Unrealized gain on derivative contracts	1,927	182
Goodwill	283	282
Intangible assets, net	409	431
Other assets	1,318	1,264
Total Assets	$24,706	$24,639
LIABILITIES AND EQUITY
Accounts payable	$644	$945
Accrued expenses and other liabilities	1,366	1,453
Deferred tax liability	630	639
Unrealized loss on derivative contracts	142	1,224
Securities sold, not yet purchased, at fair value	1,819	1,190
Due to brokers	1,678	54
Debt	8,162	8,192
Total liabilities	14,441	13,697

Commitments and contingencies (Note 16)

Equity:
Limited partners: Depositary units: 214,185,689 units issued and outstanding at June 30, 2020 and 214,078,558 units issued and outstanding at December 31, 2019	4,774	6,268
General partner	(842)	(812)
Equity attributable to Icahn Enterprises	3,932	5,456
Equity attributable to non-controlling interests	6,333	5,486
Total equity	10,265	10,942
Total Liabilities and Equity	$24,706	$24,639

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions, except per unit amounts)
Revenues:
Net sales	$1,325	$2,588	$3,186	$4,888
Other revenues from operations	136	172	297	334
Net gain (loss) from investment activities	1,235	(637)	(893)	(1,311)
Interest and dividend income	26	58	89	122
Other (loss) income, net	(13)	15	(30)	18
	2,709	2,196	2,649	4,051
Expenses:
Cost of goods sold	1,135	2,129	2,944	4,029
Other expenses from operations	107	137	242	268
Selling, general and administrative	291	339	599	675
Restructuring, net	5	4	7	11
Impairment	5	1	5	1
Interest expense	174	151	346	290
	1,717	2,761	4,143	5,274
Income (loss) before income tax (expense) benefit	992	(565)	(1,494)	(1,223)
Income tax (expense) benefit	(128)	(8)	52	(14)
Income (loss) from continuing operations	864	(573)	(1,442)	(1,237)
Loss from discontinued operations	—	(24)	—	(24)
Net income (loss)	864	(597)	(1,442)	(1,261)
Less: net income (loss) attributable to non-controlling interests	565	(99)	(357)	(369)
Net income (loss) attributable to Icahn Enterprises	$299	$(498)	$(1,085)	$(892)

Net income (loss) attributable to Icahn Enterprises from:
Continuing operations	$299	$(474)	$(1,085)	$(868)
Discontinued operations	—	(24)	—	(24)
	$299	$(498)	$(1,085)	$(892)
Net income (loss) attributable to Icahn Enterprises allocated to:
Limited partners	$293	$(488)	$(1,063)	$(874)
General partner	6	(10)	(22)	(18)
	$299	$(498)	$(1,085)	$(892)

Basic and diluted income (loss) per LP unit:
Continuing operations	$1.36	$(2.37)	$(4.97)	$(4.39)
Discontinued operations	—	(0.12)	—	(0.12)
Basic and diluted income (loss) per LP unit	$1.36	$(2.49)	$(4.97)	$(4.51)
Basic and diluted weighted average LP units outstanding	215	196	214	194
Cash distributions declared per LP unit	$2.00	$2.00	$4.00	$4.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Net income (loss)	$864	$(597)	$(1,442)	$(1,261)
Other comprehensive income (loss), net of tax:
Translation adjustments	2	—	(1)	(1)
Post-retirement benefits and other	—	1	—	2
Other comprehensive income (loss), net of tax	2	1	(1)	1
Comprehensive income (loss)	866	(596)	(1,443)	(1,260)
Less: Comprehensive income (loss) attributable to non-controlling interests	566	(99)	(356)	(369)
Comprehensive income (loss) attributable to Icahn Enterprises	$300	$(497)	$(1,087)	$(891)

Comprehensive income (loss) attributable to Icahn Enterprises allocated to:
Limited partners	$294	$(487)	$(1,065)	$(873)
General partner	6	(10)	(22)	(18)
	$300	$(497)	$(1,087)	$(891)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(In millions)
Balance, December 31, 2019	$(812)	$6,268	$5,456	$5,486	$10,942
Net loss	(28)	(1,356)	(1,384)	(922)	(2,306)
Other comprehensive loss	—	(3)	(3)	—	(3)
Partnership distributions payable	(9)	(428)	(437)	—	(437)
Partnership contributions	—	7	7	—	7
Investment segment contributions from non-controlling interests	—	—	—	1,241	1,241
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(23)	(23)
Changes in subsidiary equity and other	—	(4)	(4)	—	(4)
Balance, March 31, 2020	(849)	4,484	3,635	5,782	9,417
Net income	6	293	299	565	864
Other comprehensive income	—	1	1	1	2
Partnership distributions payable reversal	9	428	437	—	437
Partnership distributions	(9)	(452)	(461)	—	(461)
Partnership contributions	—	19	19	—	19
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(13)	(13)
Changes in subsidiary equity and other	1	1	2	(2)	—
Balance, June 30, 2020	$(842)	$4,774	$3,932	$6,333	$10,265

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(In millions)
Balance, December 31, 2018	$(790)	$7,350	$6,560	$6,420	$12,980
Net loss	(8)	(386)	(394)	(270)	(664)
Partnership distributions payable	(8)	(383)	(391)	—	(391)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(30)	(30)
Changes in subsidiary equity and other	2	62	64	(307)	(243)
Balance, March 31, 2019	(804)	6,643	5,839	5,813	11,652
Net loss	(10)	(488)	(498)	(99)	(597)
Other comprehensive income	—	1	1	—	1
Partnership distributions payable reversal	8	383	391	—	391
Partnership distributions	(1)	(54)	(55)	—	(55)
Partnership contributions	—	10	10	—	10
Investment segment contributions from non-controlling interests	—	—	—	70	70
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(26)	(26)
Changes in subsidiary equity and other	—	3	3	(3)	—
Balance, June 30, 2019	$(807)	$6,498	$5,691	$5,755	$11,446

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019

	(in millions)
Cash flows from operating activities:
Net loss	$(1,442)	$(1,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	24
Net loss (gain) from securities transactions	2,054	(81)
Purchases of securities	(1,299)	(2,256)
Proceeds from sales of securities	1,387	1,481
Payments to cover securities sold, not yet purchased	(880)	(416)
Proceeds from securities sold, not yet purchased	1,299	17
Changes in receivables and payables relating to securities transactions	308	(702)
Depreciation and amortization	253	260
Deferred taxes	(8)	(40)
Other, net	83	12
Changes in unrealized gains/losses on derivative contracts	(2,827)	1,175
Changes in other operating assets and liabilities	(66)	(25)
Net cash used in operating activities	(1,138)	(1,812)
Cash flows from investing activities:
Capital expenditures	(115)	(132)
Turnaround expenditures	(147)	(24)
Acquisition of businesses, net of cash acquired	(1)	(51)
Purchases of investments	(254)	(45)
Proceeds from sale of investments	—	458
Other, net	11	41
Net cash (used in) provided by investing activities	(506)	247
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	1	70
Partnership contributions	26	10
Partnership distributions	(461)	(55)
Purchase of additional interests in consolidated subsidiaries	—	(241)
Dividends and distributions to non-controlling interests in subsidiaries	(36)	(56)
Proceeds from Holding Company senior unsecured notes	866	1,257
Repayments of Holding Company senior unsecured notes	(1,350)	—
Proceeds from subsidiary borrowings	1,535	441
Repayments of subsidiary borrowings	(1,095)	(452)
Other, net	(18)	(3)
Net cash (used in) provided by financing activities	(532)	971
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	2	(2)
Add back change in cash and restricted cash of assets held for sale	—	(70)
Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents	(2,174)	(666)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	4,945	5,338
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$2,771	$4,672

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2020	2019

	(in millions)
ASSETS
Cash and cash equivalents	$1,855	$3,794
Cash held at consolidated affiliated partnerships and restricted cash	916	1,151
Investments	9,498	9,945
Due from brokers	2,152	858
Accounts receivable, net	430	483
Inventories, net	1,564	1,795
Property, plant and equipment, net	4,354	4,454
Unrealized gain on derivative contracts	1,927	182
Goodwill	283	282
Intangible assets, net	409	431
Other assets	1,318	1,264
Total Assets	$24,706	$24,639
LIABILITIES AND EQUITY
Accounts payable	$644	$945
Accrued expenses and other liabilities	1,366	1,453
Deferred tax liability	630	639
Unrealized loss on derivative contracts	142	1,224
Securities sold, not yet purchased, at fair value	1,819	1,190
Due to brokers	1,678	54
Debt	8,165	8,195
Total liabilities	14,444	13,700

Commitments and contingencies (Note 16)

Equity:
Limited partner	4,819	6,328
General partner	(890)	(875)
Equity attributable to Icahn Enterprises Holdings	3,929	5,453
Equity attributable to non-controlling interests	6,333	5,486
Total equity	10,262	10,939
Total Liabilities and Equity	$24,706	$24,639

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Revenues:
Net sales	$1,325	$2,588	$3,186	$4,888
Other revenues from operations	136	172	297	334
Net loss from investment activities	1,235	(637)	(893)	(1,311)
Interest and dividend income	26	58	89	122
Other (loss) income, net	(13)	15	(30)	18
	2,709	2,196	2,649	4,051
Expenses:
Cost of goods sold	1,135	2,129	2,944	4,029
Other expenses from operations	107	137	242	268
Selling, general and administrative	291	339	599	675
Restructuring, net	5	4	7	11
Impairment	5	1	5	1
Interest expense	174	150	346	289
	1,717	2,760	4,143	5,273
Income (loss) before income tax (expense) benefit	992	(564)	(1,494)	(1,222)
Income tax (expense) benefit	(128)	(8)	52	(14)
Income (loss) from continuing operations	864	(572)	(1,442)	(1,236)
Loss from discontinued operations	—	(24)	—	(24)
Net income (loss)	864	(596)	(1,442)	(1,260)
Less: net income (loss) attributable to non-controlling interests	565	(99)	(357)	(369)
Net income (loss) attributable to Icahn Enterprises Holdings	$299	$(497)	$(1,085)	$(891)

Net income (loss) attributable to Icahn Enterprises from:
Continuing operations	$299	$(473)	$(1,085)	$(867)
Discontinued operations	—	(24)	—	(24)
	$299	$(497)	$(1,085)	$(891)
Net income (loss) attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$296	$(492)	$(1,074)	$(882)
General partner	3	(5)	(11)	(9)
	$299	$(497)	$(1,085)	$(891)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Net income (loss)	$864	$(596)	$(1,442)	$(1,260)
Other comprehensive income (loss), net of tax:
Translation adjustments	2	—	(1)	(1)
Post-retirement benefits and other	—	1	—	2
Other comprehensive income (loss), net of tax	2	1	(1)	1
Comprehensive income (loss)	866	(595)	(1,443)	(1,259)
Less: Comprehensive income (loss) attributable to non-controlling interests	566	(99)	(356)	(369)
Comprehensive income (loss) attributable to Icahn Enterprises Holdings	$300	$(496)	$(1,087)	$(890)

Comprehensive income (loss) attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$297	$(491)	$(1,076)	$(881)
General partner	3	(5)	(11)	(9)
	$300	$(496)	$(1,087)	$(890)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises Holdings
	General	Limited		Non-
	Partner’s	Partner’s	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(In millions)
Balance, December 31, 2019	$(875)	$6,328	$5,453	$5,486	$10,939
Net loss	(14)	(1,370)	(1,384)	(922)	(2,306)
Other comprehensive loss	—	(3)	(3)	—	(3)
Partnership distributions payable	(4)	(433)	(437)	—	(437)
Partnership contributions	—	7	7	—	7
Investment segment contributions from non-controlling interests	—	—	—	1,241	1,241
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(23)	(23)
Changes in subsidiary equity and other	—	(4)	(4)	—	(4)
Balance, March 31, 2020	(893)	4,525	3,632	5,782	9,414
Net income	3	296	299	565	864
Other comprehensive income	—	1	1	1	2
Partnership distributions payable reversal	4	433	437	—	437
Partnership distributions	(5)	(456)	(461)	—	(461)
Partnership contributions	—	19	19	—	19
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(13)	(13)
Changes in subsidiary equity and other	1	1	2	(2)	—
Balance, June 30, 2020	$(890)	$4,819	$3,929	$6,333	$10,262

	Equity Attributable to Icahn Enterprises Holdings
	General	Limited		Non-
	Partner’s	Partner’s	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(In millions)
Balance, December 31, 2018	$(864)	$7,452	$6,588	$6,420	$13,008
Net loss	(4)	(390)	(394)	(270)	(664)
Partnership distributions payable	(4)	(387)	(391)	—	(391)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(30)	(30)
Changes in subsidiary equity and other	1	63	64	(307)	(243)
Balance, March 31, 2019	(871)	6,738	5,867	5,813	11,680
Net loss	(5)	(492)	(497)	(99)	(596)
Other comprehensive income	—	1	1	—	1
Partnership distributions payable reversal	4	387	391	—	391
Partnership distributions	(1)	(54)	(55)	—	(55)
Partnership contributions	—	10	10	—	10
Investment segment contributions from non-controlling interests	—	—	—	70	70
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(26)	(26)
Changes in subsidiary equity and other	1	2	3	(3)	—
Balance, June 30, 2019	$(872)	$6,592	$5,720	$5,755	$11,475

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019

	(in millions)
Cash flows from operating activities:
Net loss	$(1,442)	$(1,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	24
Net loss (gain) from securities transactions	2,054	(81)
Purchases of securities	(1,299)	(2,256)
Proceeds from sales of securities	1,387	1,481
Payments to cover securities sold, not yet purchased	(880)	(416)
Proceeds from securities sold, not yet purchased	1,299	17
Changes in receivables and payables relating to securities transactions	308	(702)
Depreciation and amortization	253	260
Deferred taxes	(8)	(40)
Other, net	83	11
Changes in unrealized gains/losses on derivative contracts	(2,827)	1,175
Changes in other operating assets and liabilities	(66)	(25)
Net cash used in operating activities	(1,138)	(1,812)
Cash flows from investing activities:
Capital expenditures	(115)	(132)
Turnaround expenditures	(147)	(24)
Acquisition of businesses, net of cash acquired	(1)	(51)
Purchases of investments	(254)	(45)
Proceeds from sale of investments	—	458
Other, net	11	41
Net cash (used in) provided by investing activities	(506)	247
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	1	70
Partnership contributions	26	10
Partnership distributions	(461)	(55)
Purchase of additional interests in consolidated subsidiaries	—	(241)
Dividends and distributions to non-controlling interests in subsidiaries	(36)	(56)
Proceeds from Holding Company senior unsecured notes	866	1,257
Repayments of Holding Company senior unsecured notes	(1,350)	—
Proceeds from subsidiary borrowings	1,535	441
Repayments of subsidiary borrowings	(1,095)	(452)
Other, net	(18)	(3)
Net cash (used in) provided by financing activities	(532)	971
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	2	(2)
Add back change in cash and restricted cash of assets held for sale	—	(70)
Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents	(2,174)	(666)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	4,945	5,338
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$2,771	$4,672

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2020. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 92.0% of Icahn Enterprises’ outstanding depositary units as of June 30, 2020.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s wholly owned affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $4.6 billion and $4.3 billion as of June 30, 2020 and December 31, 2019, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy has a general partner interest in each of CVR Refining and CVR Partners. In addition, CVR Energy is the sole limited partner of CVR Refining and owns approximately 35% of the outstanding common units of CVR Partners as of June 30, 2020. As of June 30, 2020, we owned approximately 70.8% of the total outstanding common stock of CVR Energy.

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

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. As of June 30, 2020, we owned approximately 78.6% of the total outstanding common stock of Viskase.

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

Real Estate

Our Real Estate operations consist primarily of rental real estate, property development and associated club activities, as well as hotel, timeshare and casino operations. Our rental real estate operations consist primarily of office and industrial properties. Our property development operations focus primarily on the construction and sale of single-family homes in subdivisions and planned communities and the acquisition of raw land for residential development. Our property development locations also operate golf and club operations. Our Real Estate segment’s hotel, timeshare and casino operations consist of a resort property in Aruba as well as a casino property in Atlantic City, New Jersey, which ceased operations in 2014 prior to our obtaining control of the property.

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

Current Economic Conditions

In March 2020, the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic, and actions taken by governments and others in response thereto, has negatively impacted the global economy, financial markets, and the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

industries in which our subsidiaries operate. Our consolidated results of operations and financial condition have been impacted primarily by the volatility in the fair value of investments held by our Investment segment and the Holding Company (primarily unrealized) as well as declines in the global demand for refined products, especially gasoline and diesel fuels, with respect to our Energy segment. The impact on our businesses has also included the acceleration of selective planned store closures in our Automotive segment, lowering current year forecasts across various segments and recording write-downs to inventories. We believe that the current economic conditions will continue to impact our businesses through at least the remainder of the year. The extent and duration of the impact on our future results of operations, liquidity and financial condition is uncertain and may be significant.

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

	June 30,	December 31,
	2020	2019

	(in millions)
Cash and cash equivalents	$35	$42
Cash held at consolidated affiliated partnerships and restricted cash	889	989
Investments	8,681	9,207
Due from brokers	2,152	858
Accounts receivable, net	16	35
Inventories, net	47	48
Property, plant and equipment, net	1,090	1,123
Unrealized gain on derivative contracts	1,921	182
Intangible assets, net	241	251
Other assets	33	49
Accounts payable	24	25
Accrued expenses and other liabilities	43	98
Unrealized loss on derivative contracts	81	1,215
Securities sold, not yet purchased, at fair value	459	1,190
Due to brokers	2,938	54
Debt	633	633

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2020 was approximately $8.2 billion and $7.9 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2019 was approximately $8.2 billion and $7.6 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $540 million and $86 million as of June 30, 2020 and December 31, 2019, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.

Our restricted cash balance was $376 million and $1,065 million as of June 30, 2020 and December 31, 2019, respectively. Restricted cash primarily relates to our Investment segment’s cash pledged and held for margin requirements on derivative transactions.

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

Energy

Our Energy segment’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $3 million and $28 million as of June 30, 2020 and December 31, 2019,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

respectively. For the six months ended June 30, 2020 and 2019, our Energy segment recorded revenue of $27 million and $68 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period, and which includes $21 million and $56 million recognized during the three months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, our Energy segment had $8 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize approximately $1 million of these performance obligations as revenue by the end of 2020 and the remaining balance thereafter.

Automotive

Our Automotive segment has deferred revenue with respect to extended warranty plans of $40 million and $42 million as of June 30, 2020 and December 31, 2019, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For the six months ended June 30, 2020 and 2019, our Automotive segment recorded revenue of $13 million and $12 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period, and which includes $7 million and $6 million recognized during the three months ended June 30, 2020 and 2019, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which amends FASB ASC Topic 740, Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in the standard and modifies other areas of the standard to clarify the application of U.S. GAAP. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Certain amendments in this ASU should be applied using a retrospective approach and others using the prospective approach. Early adoption is permitted. We currently do not anticipate this standard to have a significant impact on our condensed consolidated financial statements.

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

Investment Funds

During the six months ended June 30, 2020, Mr. Icahn and his affiliates (excluding us) contributed $1,241 million to the Investment Funds consisting primarily of in-kind investments previously held directly by Mr. Icahn and his affiliates (excluding us). During the six months ended June 30, 2019, Mr. Icahn and his affiliates (excluding us) invested $70 million in the Investment Funds. As of June 30, 2020 and December 31, 2019, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $5.4 billion and $4.5 billion, respectively, representing approximately 54% and 51% of the Investment Funds’ assets under management as of each respective date.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended June 30, 2020 and 2019, $3 million and $2 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement and for the six months ended June 30, 2020 and 2019, such allocation was $(3) million and $5 million, respectively. For the six months ended June 30, 2020, the allocation was reduced by $8 million relating to certain compensation arrangements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Hertz Global Holdings, Inc.

As discussed in Note 4, “Investments,” the Investment Funds had an investment in the common stock of Hertz Global Holdings, Inc. (“Hertz”) measured at fair value that would have otherwise been subject to the equity method of accounting (until sold in the second quarter of 2020). Icahn Automotive provides services to Hertz in the ordinary course of business. For the three months ended June 30, 2020 and 2019, revenue from Hertz was $6 million and $13 million, respectively, and $20 million and $25 million, for the six months ended June 30, 2020 and 2019, respectively.

In addition to our transactions with Hertz disclosed above, in January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Leasing the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, as amended, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement had an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises’ audit committee. Due to the nature of our involvement with 767 Leasing, which includes Icahn Enterprises and Icahn Enterprises Holdings guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing is a variable interest entity. Furthermore, we determined that we are not the primary beneficiary as we do not have the power to direct the activities of 767 Leasing that most significantly impact its economic performance. Therefore, we do not consolidate the results of 767 Leasing. Our exposure to loss with respect to 767 Leasing is primarily limited to our direct investment in 767 Leasing as well as any payment obligations of 767 Leasing that we guarantee, which are not material as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, 767 Leasing had total assets of $114 million and $121 million, respectively (primarily vehicles for lease) and total liabilities of $0 million and $1 million, respectively, which represents a payable to Icahn Automotive in connection with a shared services agreement. For the three and six months ended June 30, 2019, we invested $20 million and $45 million, respectively, in 767 Leasing. For the six months ended June 30, 2020 and 2019, we had equity (losses) earnings from our investment in 767 Leasing of $(5) million and $3 million, respectively. As of June 30, 2020 and December 31, 2019, we had an equity method investment in 767 Leasing of $115 million and $120 million, respectively, which we report in our Automotive segment.

Insight Portfolio Group LLC

Insight Portfolio Group LLC (“Insight Portfolio Group”) was an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises Holdings had a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of ours, including CVR Energy, Viskase, PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses. A number of other entities with which Mr. Icahn has a relationship also had minority equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group’s operating expenses. Insight Portfolio Group ceased operations effective January 1, 2020. For the six months ended June 30, 2019, we and certain of our subsidiaries paid certain of Insight Portfolio Group’s operating expenses of $1 million.

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

	June 30,	December 31,
	2020	2019

	(in millions)
Assets
Investments:
Equity securities:
Basic materials	$—	$281
Consumer, non-cyclical	1,724	2,085
Consumer, cyclical	3,037	2,427
Energy	2,634	1,717
Technology	1,115	2,425
Industrial	73	127
	8,583	9,062
Corporate debt securities	98	145
	$8,681	$9,207
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Basic materials	$—	$209
Consumer, non-cyclical	716	29
Consumer, cyclical	831	379
Energy	123	124
Financial	—	152
Technology	149	217
Communication	—	80
	$1,819	$1,190

The portion of unrealized gains (losses) that relates to securities still held by our Investment segment, primarily equity securities, was $2,566 million and $(118) million for the three months ended June 30, 2020 and 2019, respectively, and $(1,066) million and $434 million for six months ended June 30, 2020 and 2019, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

After considering specific facts and circumstances, including the collective ownership in entities by the Investment Funds and affiliates of Mr. Icahn, as well as their collective representation on each of the boards of directors, we have determined that we have/had the ability to exercise significant influence over the operating and financial policies of certain investees below. The following table summarizes our direct ownership in such investees as well as certain financial information with respect to such investees in our condensed consolidated financial statements during the respective periods in which we possessed the ability to exercise significant influence over the operating and financial policies of the investee.

	Voting	Fair Value of		Gains (Losses)
	Interests	Investment		Recognized in Income
	June 30,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2020	2019	2020	2019	2020	2019

		(in millions)
Herbalife Nutrition Ltd.	23.8%	$1,585	$1,343	$557	$(288)	$42	$(456)
Hertz Global Holdings, Inc.	0.0%	—	551	(302)	(27)	(637)	68
Caesars Entertainment Corporation	16.7%	1,386	1,243	613	249	18	275
		$2,971	$3,137	$868	$(66)	$(577)	$(113)

Each of these investees file annual, quarterly and current reports, and proxy and information statements with the SEC. During the second quarter of 2020, the Investment Funds sold their entire investment in Hertz. Prior to the sale of its investment in Hertz, the Investment Funds owned approximately 38.9% of the common stock of Hertz. In addition, during July 2020, the Investment Funds sold their entire investment in Caesars Entertainment Corporation (“Caesars”). Due to the nature of our Investment segment’s operations, the sales of Hertz and Caesars are deemed to be in the ordinary course of business.

The following table contains summarized financial information for Herbalife Nutrition Ltd. and Hertz, which were each significant investees as defined by SEC Regulations, as if such investees were consolidated in our financial statements during the respective periods in which we possessed the ability to exercise significant influence over the operating and financial policies of.

Herbalife Nutrition Ltd.

	Six Months Ended June 30,
	2020	2019

	(in millions)
Net sales	$2,609	$2,412
Cost of goods sold	518	485
Net income (loss)	161	173
Net income (loss) attributable to shareholders	161	173

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Hertz Global Holdings, Inc.

	Six Months Ended June 30,
	2020	2019

	(in millions)
Other revenue from operations	$2,755	$4,618
Other expenses from operations	3,231	3,881
Net income (loss)	(1,209)	(107)
Net income (loss) attributable to shareholders	(1,203)	(108)

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	June 30,	December 31,
	2020	2019

	(in millions)
Equity method investments	$193	$201
Other investments (measured at fair value)	624	537
	$817	$738

The portion of unrealized gains (losses) that relates to equity securities still held by our other segments and Holding Company was $146 million and $(326) million for the three months ended June 30, 2020 and 2019, respectively, and $(166) million and $(480) million for the six months ended June 30, 2020 and 2019, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 4)	$9,057	$233	$3	$9,293	$9,448	$281	$3	$9,732
Derivative contracts, at fair value (Note 6)	—	1,927	—	1,927	—	182	—	182
	$9,057	$2,160	$3	$11,220	$9,448	$463	$3	$9,914
Liabilities
Securities sold, not yet purchased (Note 4)	$1,819	$—	$—	$1,819	$1,190	$—	$—	$1,190
Derivative contracts, at fair value (Note 6)	—	142	—	142	—	1,224	—	1,224
Other liabilities	—	12	3	15	—	7	6	13
	$1,819	$154	$3	$1,976	$1,190	$1,231	$6	$2,427

Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value

The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Six Months Ended June 30,
	2020	2019

	(in millions)
Balance at January 1	$3	$372
Net gains recognized in income	—	89
Sales	—	(458)
Balance at June 30	$3	$3

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

Refer to Note 8, “Goodwill and Intangible Assets, Net,” for discussion of our goodwill impairment considerations.

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds’ derivative instruments with credit-risk-related contingent features that are in a liability position as of June 30, 2020 and December 31, 2019 was $0 million and $266 million, respectively.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	June 30, 2020		December 31, 2019
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$873	$10,065	$806	$13,113
Credit contracts(1)	—	2,440	—	622
(1)	The short notional amount on our credit default swap positions was approximately $6.3 billion at June 30, 2020. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $2.4 billion as of June 30, 2020. The short notional amount on our credit default swap positions was approximately $4.7 billion as of December 31, 2019. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $622 million as of December 31, 2019.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Asset Derivatives		Liability Derivatives
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019

	(in millions)
Equity contracts	$617	$291	$156	$1,058
Credit contracts	1,318	—	—	266
Sub-total	1,935	291	156	1,324
Netting across contract types(1)	(14)	(109)	(14)	(109)
Total(1)	$1,921	$182	$142	$1,215
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at June 30, 2020 and December 31, 2019 was $349 million and $903 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Equity contracts	$(1,697)	$(150)	$(229)	$(1,251)
Credit contracts	584	(68)	1,390	(132)
Commodity contracts	—	5	—	(9)
	$(1,113)	$(213)	$1,161	$(1,392)
(1)	Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment.

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

As of June 30, 2020 and December 31, 2019, CVR Refining had open forward purchase and sale commitments for 3 million barrels and 5 million barrels, respectively, of Canadian crude oil priced at fixed differentials that are not considered probable of physical settlement and are accounted for as derivatives. As of June 30, 2020, CVR Refining had open fixed-price commitments to purchase a net 5 million RINs.

Certain derivative contracts executed by our Energy segment with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. As of June 30, 2020 and December 31, 2019, our Energy segment had net asset derivatives of $6 million and net liability derivatives of $8 million, respectively. Gains recognized on derivatives for our Energy segment were $20 million and $4 million for the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

three months ended June 30, 2020 and 2019, respectively, and $65 million and $20 million for the six months ended June 30, 2020 and 2019, respectively. Gains recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

7.  Inventories, Net.

Inventories, net consists of the following:

	June 30,	December 31,
	2020	2019

	(in millions)
Raw materials	$170	$206
Work in process	86	94
Finished goods	1,308	1,495
	$1,564	$1,795

During the first quarter of 2020, our Energy segment had inventories, net with a carrying value in excess of net realizable value. As a result, our Energy segment recorded a write-down of its inventories of $58 million, which is included in cost of goods sold in the condensed consolidated statements of operations for the six months ended June 30, 2020. The write-down represents the difference between the carrying value of inventories accounted for using the first-in-first-out method and selling prices for refined products subsequent to March 31, 2020.

8.  Goodwill and Intangible Assets, Net.

Goodwill consists of the following:

	June 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$341	$(87)	$254	$336	$(87)	$249
Food Packaging	6	—	6	6	—	6
Metals	4	—	4	4	—	4
Home Fashion	22	(3)	19	23	—	23
	$373	$(90)	$283	$369	$(87)	$282

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible assets, net consists of the following:

	June 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$397	$(166)	$231	$397	$(155)	$242
Other	273	(157)	116	274	(147)	127
	$670	$(323)	$347	$671	$(302)	$369

Indefinite-lived intangible assets			$62			$62
Intangible assets, net			$409			$431

Amortization expense associated with definite-lived intangible assets was $10 million and $11 million for the three months ended June 30, 2020 and 2019, respectively, and $21 million and $21 million for the six months ended June 30, 2020 and 2019, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

During the first quarter of 2020, due to COVID-19 pandemic and its impact on our Automotive segment’s operations, we performed an interim goodwill impairment analysis. At such time, our Automotive segment had $249 million of goodwill, all of which was allocated to its Service reporting unit. Based on the interim impairment analysis, we determined that the fair value of our Automotive segment’s Service reporting unit was significantly in excess of its carrying value and therefore, no impairment is required.

During the second quarter of 2020, our Home Fashion segment impaired a portion of its goodwill in the amount of $3 million.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Right-of-use assets and lease liabilities are as follows:

	June 30,	December 31,
	2020	2019

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$595	$624
Lease liabilities (accrued expenses and other liabilities)	616	647

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	71	77
Lease liabilities (debt)	86	93

Additional information with respect to our operating leases as of June 30, 2020 and December 31, 2019 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of June 30, 2020	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$42	$42	3.3 years	5.6%
Automotive	474	498	4.9 years	5.7%
Food Packaging	32	36	11.4 years	7.4%
Other segments and Holding Company	47	40
	$595	$616

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2019	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$48	$48	3.7 years	5.6%
Automotive	501	527	5.2 years	5.7%
Food Packaging	34	38	11.7 years	7.4%
Other segments and Holding Company	41	34
	$624	$647

For the three months ended June 30, 2020 and 2019, lease cost was comprised of (i) operating lease cost of $52 million and $53 million, respectively, (ii) amortization of financing lease right-of-use assets of $3 million and $2 million, respectively, and (iii) interest expense on financing lease liabilities of $2 million and $2 million respectively. For the six months ended June 30, 2020 and 2019, lease cost was comprised of (i) operating lease cost of $103 million and $102 million, respectively, (ii) amortization of financing lease right-of-use assets of $6 million and $6 million, respectively, and (iii) interest expense on financing lease liabilities of $4 million and $4 million respectively. Our

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Automotive segment accounted for $86 million of total lease cost for each of the six months ended June 30, 2020 and 2019.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of June 30, 2020 and December 31, 2019, our Real Estate segment has assets leased to others included in property, plant and equipment of $224 million and $222 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $8 million and $9 million for the three months ended June 30, 2020 and 2019, respectively, and $16 million and $17 million for the six months ended June 30, 2020 and 2019, respectively. Revenues from operating leases and are included in other revenue from operations in the condensed consolidated statements of operations.

10.  Debt.

Debt consists of the following:

	June 30,	December 31,
	2020	2019

	(in millions)
Holding Company:
5.875% senior unsecured notes due 2022	$—	$1,345
6.250% senior unsecured notes due 2022	1,210	1,211
6.750% senior unsecured notes due 2024	499	498
4.750% senior unsecured notes due 2024	1,107	498
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	999	747
	5,813	6,297
Reporting Segments:
Energy	1,690	1,195
Automotive	366	405
Food Packaging	259	268
Metals	7	7
Real Estate	2	2
Home Fashion	25	18
	2,349	1,895
Total Debt	$8,162	$8,192

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

Energy

In January 2020, CVR Energy issued $600 million in aggregate principal amount of 5.25% senior unsecured notes due 2025 and $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028. A portion of the net proceeds from the issuance of these notes were used to fund the redemption of CVR Refining’s existing $500 million senior unsecured notes due 2022. The remaining net proceeds will be used from CVR Energy’s general corporate purposes. In connection with these transactions, our Energy segment recorded a loss on extinguishment of debt of $8 million.

Covenants

All of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were $1 million and $3 million for the three months ended June 30, 2020 and 2019, respectively, and $2 million and $4 million for the six months ended June 30, 2020 and 2019, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.  Net Income Per LP Unit.

The components of the computation of basic and diluted income (loss) per LP unit of Icahn Enterprises are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions, except per unit amounts)
Net income (loss) attributable to Icahn Enterprises from continuing operations	$299	$(474)	$(1,085)	$(868)
Net income (loss) attributable to Icahn Enterprises from continuing operations allocated to limited partners (98.01% allocation)	$293	$(465)	$(1,063)	$(851)
Net loss attributable to Icahn Enterprises from discontinued operations allocated to limited partners (98.01% allocation)	$—	$(23)	$—	$(23)

Basic and diluted income (loss) per LP unit:
Continuing operations	$1.36	$(2.37)	$(4.97)	$(4.39)
Discontinued operations	—	(0.12)	—	(0.12)
Basic and diluted income (loss) per LP unit	$1.36	$(2.49)	$(4.97)	$(4.51)
Basic and diluted weighted average LP units outstanding	215	196	214	194

LP Unit Transactions

Unit Distributions

On February 26, 2020, Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units.

On May 7, 2020, Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units.

As a result of the above distributions declared, during the six months ended June 30, 2020, Icahn Enterprises distributed an aggregate 8,245,131 depositary units to unitholders electing to receive depositary units, of which an aggregate of 8,013,676 depository units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, during the three and six months ended June 30, 2020, aggregate cash distributions to all depositary unitholders was $452 million, primarily due to Mr. Icahn and his affiliates’ significant ownership of Icahn Enterprises’ depositary units.

2019 At-The-Market Offering

On May 2, 2019, Icahn Enterprises announced the commencement of its “at-the-market” offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, during the term of the program ending on March 31, 2021, for up to $400 million in aggregate sale proceeds. During the three and six months ended June 30, 2020, Icahn Enterprises sold 374,113 and 481,244 depositary units, respectively, pursuant to this agreement, resulting in gross proceeds of $19 million and $26 million, respectively. For the three months

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

ended June 30, 2019, Icahn Enterprises sold 137,524 depository units resulting in gross proceeds of $10 million. As of June 30, 2020, Icahn Enterprises may sell its depositary units for up to an additional $320 million in aggregate sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of the program.

2017 Incentive Plan

During the three and six months ended June 30, 2019, Icahn Enterprises distributed 2,831 and 13,487 depositary units, respectively, net of payroll withholdings, with respect to certain restricted depositary units and deferred unit awards that vested during the period in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”). There were no distributions during the three and six months ended June 30, 2020. The aggregate impact of the 2017 Incentive Plan is not material with respect to our condensed consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2020
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$675	$463	$103	$34	$13	$37	$—	$—	$1,325
Other revenues from operations	—	—	124	—	—	12	—	—	—	136
Net gain from investment activities	1,089	18	—	—	—	—	—	—	128	1,235
Interest and dividend income	17	5	—	—	—	—	—	—	4	26
Other (loss) income, net	(4)	(4)	(6)	(2)	—	—	3	—	—	(13)
	1,102	694	581	101	34	25	40	—	132	2,709
Expenses:
Cost of goods sold	—	645	333	81	39	9	28	—	—	1,135
Other expenses from operations	—	—	101	—	—	6	—	—	—	107
Selling, general and administrative	3	30	202	13	4	21	9	—	9	291
Restructuring, net	—	—	5	—	—	—	—	—	—	5
Impairment	—	—	—	—	—	2	3	—	—	5
Interest expense	51	32	2	3	1	—	1	—	84	174
	54	707	643	97	44	38	41	—	93	1,717
Income (loss) from continuing operations before income tax benefit (expense)	1,048	(13)	(62)	4	(10)	(13)	(1)	—	39	992
Income tax benefit (expense)	—	10	12	(1)	—	—	—	—	(149)	(128)
Net income (loss) from continuing operations	1,048	(3)	(50)	3	(10)	(13)	(1)	—	(110)	864
Less: net income(loss) from continuing operations attributable to non-controlling interests	569	(4)	—	—	—	—	—	—	—	565
Net income (loss) from continuing operations attributable to Icahn Enterprises	$479	$1	$(50)	$3	$(10)	$(13)	$(1)	$—	$(110)	$299
Supplemental information:
Capital expenditures	$—	$42	$7	$4	$1	$5	$1	$—	$2	$62
Depreciation and amortization	$—	$90	$24	$7	$4	$5	$2	$—	$—	$132

	Three Months Ended June 30, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,687	$590	$97	$95	$9	$44	$66	$—	$2,588
Other revenues from operations	—	—	154	—	—	18	—	—	—	172
Net loss from investment activities	(311)	—	—	—	—	—	—	—	(326)	(637)
Interest and dividend income	40	1	—	—	—	—	—	—	17	58
Other income, net	—	12	1	1	1	—	—	—	—	15
	(271)	1,700	745	98	96	27	44	66	(309)	2,196
Expenses:
Cost of goods sold	—	1,486	406	75	93	7	39	23	—	2,129
Other expenses from operations	—	—	124	—	—	13	—	—	—	137
Selling, general and administrative	3	34	256	14	4	7	9	6	6	339
Restructuring, net	—	—	2	—	2	—	—	—	—	4
Impairment	—	—	—	1	—	—	—	—	—	1
Interest expense	21	27	5	5	—	—	—	1	92	151
	24	1,547	793	95	99	27	48	30	98	2,761
(Loss) income from continuing operations before income tax (expense) benefit	(295)	153	(48)	3	(3)	—	(4)	36	(407)	(565)
Income tax (expense) benefit	—	(37)	10	(2)	—	1	—	(1)	21	(8)
Net (loss) income from continuing operations	(295)	116	(38)	1	(3)	1	(4)	35	(386)	(573)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(147)	40	—	1	—	—	—	7	—	(99)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(148)	$76	$(38)	$—	$(3)	$1	$(4)	$28	$(386)	$(474)
Supplemental information:
Capital expenditures	$—	$26	$9	$3	$12	$10	$1	$6	$—	$67
Depreciation and amortization	$—	$94	$24	$8	$5	$5	$1	$—	$—	$137

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2020
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,806	$955	$201	$120	$17	$87	$—	$—	$3,186
Other revenues from operations	—	—	267	—	—	30	—	—	—	297
Net (loss) gain from investment activities	(727)	48	—	—	—	—	—	—	(214)	(893)
Interest and dividend income	69	7	—	—	—	—	—	—	13	89
Other (loss) income, net	(5)	(10)	(5)	(9)	—	—	3	—	(4)	(30)
	(663)	1,851	1,217	192	120	47	90	—	(205)	2,649
Expenses:
Cost of goods sold	—	1,894	685	159	124	13	69	—	—	2,944
Other expenses from operations	—	—	224	—	—	18	—	—	—	242
Selling, general and administrative	(3)	61	448	25	8	26	20	—	14	599
Restructuring, net	—	—	7	—	—	—	—	—	—	7
Impairment	—	—	—	—	—	2	3	—	—	5
Interest expense	94	62	7	7	1	—	1	—	174	346
	91	2,017	1,371	191	133	59	93	—	188	4,143
(Loss) income from continuing operations before income tax benefit (expense)	(754)	(166)	(154)	1	(13)	(12)	(3)	—	(393)	(1,494)
Income tax benefit (expense)	—	50	31	(2)	—	—	—	—	(27)	52
Net (loss) income from continuing operations	(754)	(116)	(123)	(1)	(13)	(12)	(3)	—	(420)	(1,442)
Less: net loss from continuing operations attributable to non-controlling interests	(307)	(49)	—	(1)	—	—	—	—	—	(357)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(447)	$(67)	$(123)	$—	$(13)	$(12)	$(3)	$—	$(420)	$(1,085)
Supplemental information:
Capital expenditures	$—	$77	$16	$6	$2	$9	$3	$—	$2	$115
Depreciation and amortization	$—	$170	$48	$13	$9	$9	$4	$—	$—	$253

	Six Months Ended June 30, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$3,173	$1,140	$192	$188	$11	$83	$101	$—	$4,888
Other revenues from operations	—	—	297	—	—	37	—	—	—	334
Net loss from investment activities	(920)	—	—	—	—	—	—	—	(391)	(1,311)
Interest and dividend income	82	1	—	—	—	—	—	1	38	122
Other (loss) income, net	(1)	13	5	(2)	1	2	—	—	—	18
	(839)	3,187	1,442	190	189	50	83	102	(353)	4,051
Expenses:
Cost of goods sold	—	2,789	781	150	185	9	72	43	—	4,029
Other expenses from operations	—	—	243	—	—	25	—	—	—	268
Selling, general and administrative	5	71	508	29	8	12	19	13	10	675
Restructuring, net	—	—	2	7	2	—	—	—	—	11
Impairment	—	—	—	1	—	—	—	—	—	1
Interest expense	39	53	10	9	—	—	—	3	176	290
	44	2,913	1,544	196	195	46	91	59	186	5,274
(Loss) income from continuing operations before income tax (expense) benefit	(883)	274	(102)	(6)	(6)	4	(8)	43	(539)	(1,223)
Income tax (expense) benefit	—	(68)	22	2	—	1	—	(2)	31	(14)
Net (loss) income from continuing operations	(883)	206	(80)	(4)	(6)	5	(8)	41	(508)	(1,237)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(440)	64	—	(1)	—	—	—	8	—	(369)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(443)	$142	$(80)	$(3)	$(6)	$5	$(8)	$33	$(508)	$(868)
Supplemental information:
Capital expenditures	$—	$55	$22	$10	$17	$16	$2	$10	$—	$132
Depreciation and amortization	$—	$177	$48	$14	$9	$9	$3	$—	$—	$260

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for and Energy and Automotive segments below.

Energy

Disaggregated revenue for our Energy segment net sales is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Petroleum products	$570	$1,549	$1,626	$2,943
Nitrogen fertilizer products	105	138	180	230
	$675	$1,687	$1,806	$3,173

Automotive

Disaggregated revenue for our Automotive segment net sales and other revenues from operations is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Automotive services	$277	$345	$586	$671
Aftermarket parts sales	310	399	636	766
	$587	$744	$1,222	$1,437

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

	June 30, 2020
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$12	$606	$43	$10	$1	$53	$2	$1,128	$1,855
Cash held at consolidated affiliated partnerships and restricted cash	889	—	—	1	5	4	7	10	916
Investments	8,681	266	115	—	—	15	—	421	9,498
Accounts receivable, net	—	139	132	94	21	12	32	—	430
Inventories, net	—	252	1,099	98	33	—	82	—	1,564
Property, plant and equipment, net	—	2,823	887	155	114	302	66	7	4,354
Goodwill and intangible assets, net	—	248	381	30	10	4	19	—	692
Other assets	4,083	371	627	120	37	127	19	13	5,397
Total assets	$13,665	$4,705	$3,284	$508	$221	$517	$227	$1,579	$24,706
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,825	$954	$1,181	$189	$72	$57	$59	$123	$4,460
Securities sold, not yet purchased, at fair value	1,819	—	—	—	—	—	—	—	1,819
Debt	—	1,690	366	259	7	2	25	5,813	8,162
Total liabilities	3,644	2,644	1,547	448	79	59	84	5,936	14,441

Equity attributable to Icahn Enterprises	4,599	1,162	1,737	48	142	458	143	(4,357)	3,932
Equity attributable to non-controlling interests	5,422	899	—	12	—	—	—	—	6,333
Total equity	10,021	2,061	1,737	60	142	458	143	(4,357)	10,265
Total liabilities and equity	$13,665	$4,705	$3,284	$508	$221	$517	$227	$1,579	$24,706

	December 31, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$11	$652	$46	$22	$3	$53	$1	$3,006	$3,794
Cash held at consolidated affiliated partnerships and restricted cash	989	—	—	1	6	2	7	146	1,151
Investments	9,207	81	120	—	—	15	—	522	9,945
Accounts receivable, net	—	182	143	78	32	12	36	—	483
Inventories, net	—	373	1,215	100	32	—	75	—	1,795
Property, plant and equipment, net	—	2,888	916	161	122	299	68	—	4,454
Goodwill and intangible assets, net	—	258	382	30	11	8	24	—	713
Other assets	1,076	239	673	125	27	125	20	19	2,304
Total assets	$11,283	$4,673	$3,495	$517	$233	$514	$231	$3,693	$24,639
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,310	$1,180	$1,340	$196	$70	$38	$66	$115	$4,315
Securities sold, not yet purchased, at fair value	1,190	—	—	—	—	—	—	—	1,190
Debt	—	1,195	405	268	7	2	18	6,297	8,192
Total liabilities	2,500	2,375	1,745	464	77	40	84	6,412	13,697

Equity attributable to Icahn Enterprises	4,296	1,312	1,750	40	156	474	147	(2,719)	5,456
Equity attributable to non-controlling interests	4,487	986	—	13	—	—	—	—	5,486
Total equity	8,783	2,298	1,750	53	156	474	147	(2,719)	10,942
Total liabilities and equity	$11,283	$4,673	$3,495	$517	$233	$514	$231	$3,693	$24,639

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.  Income Taxes.

For the three months ended June 30, 2020, we recorded an income tax expense of $128 million on pre-tax income from continuing operations of $992 million compared to an income tax expense of $8 million on pre-tax loss from continuing operations of $565 million for the three months ended June 30, 2019. Our effective income tax rate was 12.9% and (1.4)% for the three months ended June 30, 2020 and 2019, respectively.

For the three months ended June 30, 2020, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to changes in the valuation allowance and partnership gain for which there was no tax benefit, as such gain is allocated to the partners.

For the three months ended June 30, 2019, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership loss for which there was no tax benefit, as such loss is allocated to the partners.

For the six months ended June 30, 2020, we recorded an income tax benefit of $52 million on pre-tax loss from continuing operations of $1,494 million compared to an income tax expense of $14 million on pre-tax loss from continuing operations of $1,223 million for the six months ended June 30, 2019. Our effective income tax rate was 3.5% and (1.1)% for the six months ended June 30, 2020 and 2019, respectively.

For the six months ended June 30, 2020, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to changes in the valuation allowance and partnership loss for which there was no tax benefit, as such loss is allocated to the partners.

For the six months ended June 30, 2019, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership loss for which there was no tax benefit, as such loss is allocated to the partners.

14.  Changes in Accumulated Other Comprehensive Loss.

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits and
	of Tax	Other, Net of Tax	Total

	(in millions)
Balance, December 31, 2019	$(38)	$(50)	$(88)
Other comprehensive loss before reclassifications, net of tax	(2)	—	(2)
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	1	—	1
Other comprehensive loss, net of tax	(1)	—	(1)
Balance, June 30, 2020	$(39)	$(50)	$(89)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

15.  Other Income, Net.

Other income, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Equity earnings from non-consolidated affiliates	$(4)	$4	$(2)	$8
(Loss) gain on disposition of assets, net	(3)	10	(2)	6
Foreign currency transaction (loss) gain	(3)	1	(9)	(1)
Non-service pension and other post-retirement benefits expense	—	—	—	(1)
Loss on extinguishment of debt	—	—	(12)	—
Other	(3)	—	(5)	6
	$(13)	$15	$(30)	$18

16.  Commitments and Contingencies.

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities were $38 million and $34 million as of June 30, 2020 and December 31, 2019, respectively, primarily within our Metals and Energy segments and which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

On August 21, 2018, CVR Refining received a letter from the United States Department of Justice (the “DOJ”) on behalf of the Environmental Protection Agency (the “EPA”) and the Kansas Department of Health and Environment (“KDHE”) alleging violations of the Clean Air Act and a 2012 Consent Decree between CVR Refining, the United States (on behalf of the EPA) and KDHE at CVR Energy’s Coffeyville refinery. In April 2020, CVR Refining executed a tolling agreement with the DOJ and KDHE further extending time for negotiation regarding the alleged violations through June 30, 2020. In June 2020, in advance of the June 30, 2020 expiration of the tolling agreement, CVR Refining received a demand letter from the EPA and KDHE seeking certain penalties in connection therewith. CVR Refining is evaluating this matter, including the dispute resolution and related provisions of the Consent Decree regarding such allegations. At this time, this matter has not had a material impact on our Energy segment’s financial position, results of operations or cash flows and CVR Energy cannot yet reasonably estimate the full impact that may result from this matter or any subsequent enforcement or litigation relating thereto.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended June 30, 2020 and 2019, our Energy segment recognized expenses of $16 million and $21 million, respectively, for its compliance with the RFS and which is included in cost of goods sold in the condensed consolidated statements of operations. For the six months ended June 30, 2020 and 2019, such expenses were $35 million and $33 million, respectively. Our Energy segment’s cost to comply with the RFS includes recognition of its biofuel blending obligation based on the purchased cost of RINs or the fair value of the obligation for which RINs have not been purchased, based on market prices at each reporting date and the valuation change of RINs acquired in excess of CVR Refining’s RFS obligation as of the reporting date.

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

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 92.0% of Icahn Enterprises’ outstanding depositary units as of June 30, 2020. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by ACF. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the ACF plans have been met as of June 30, 2020. If the plans were voluntarily terminated, they would be underfunded by approximately $84 million as of June 30, 2020. These results are based on the most recent information provided by the plans’ actuary. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group in

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

17.  Supplemental Cash Flow Information.

Supplemental cash flow information consists of the following:

	Six Months Ended June 30,
	2020	2019

	(in millions)
Cash payments for interest, net of amounts capitalized	$(260)	$(238)
Cash receipts (payments) for income taxes, net of payments	13	(32)
Non-cash Investment segment contributions from non-controlling interests	1,240	—

18.  Subsequent Events.

Icahn Enterprises

LP Unit Distribution

On August 4, 2020, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about September 29, 2020 to depositary unitholders of record at the close of business on August 21, 2020. Depositary unitholders will have until September 18,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

2020 to make an election to receive either cash or additional depositary units; if a unitholder does not make an election, it will automatically be deemed to have elected to receive the distribution in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending September 25, 2020. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive depositary units. Any unitholders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2020 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 28, 2020.

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

Significant Transactions and Developments

Current Economic Conditions

In March 2020, the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic, and actions taken by governments and others in response thereto, has negatively impacted the global economy, financial markets, and the industries in which our subsidiaries operate. Our consolidated results of operations and financial condition have been impacted primarily by the volatility in the fair value of investments held by our Investment segment and the Holding Company (primarily unrealized) as well as declines in the global demand for refined products, especially gasoline and diesel fuels, with respect to our Energy segment. The impact on our businesses has also included the acceleration of selective planned store closures in our Automotive segment, lowering current year forecasts across various segments and recording write-downs to inventories. We believe that the current economic conditions will continue to impact our businesses through at least the remainder of the year. The extent and duration of impact on our future results of operations, liquidity and financial condition is uncertain and may be significant.

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

The comparability of our summarized consolidated financial results presented below is affected primarily by the performance of the Investment Funds (as defined below), our Holding Company’s realized and unrealized equity investment gains and losses and the results of operations of our Energy segment, impacted by the demand and pricing for its products. Refer to our respective segment discussions and “Other Consolidated Results of Operations,” below for further discussion.

					Net Income (Loss) From
			Net Income (Loss) From		Continuing Operations
	Revenues		Continuing Operations		Attributable to Icahn Enterprises
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019

	(in millions)
Investment	$1,102	$(271)	$1,048	$(295)	$479	$(148)
Holding Company	132	(309)	(110)	(386)	(110)	(386)

Other Operating Segments:
Energy	694	1,700	(3)	116	1	76
Automotive	581	745	(50)	(38)	(50)	(38)
Food Packaging	101	98	3	1	3	—
Metals	34	96	(10)	(3)	(10)	(3)
Real Estate	25	27	(13)	1	(13)	1
Home Fashion	40	44	(1)	(4)	(1)	(4)
Mining	—	66	—	35	—	28
Other operating segments	1,475	2,776	(74)	108	(70)	60
Consolidated	$2,709	$2,196	$864	$(573)	$299	$(474)

					Net Income (Loss) From
			Net Income (Loss) From		Continuing Operations
	Revenues		Continuing Operations		Attributable to Icahn Enterprises
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019

	(in millions)
Investment	$(663)	$(839)	$(754)	$(883)	$(447)	$(443)
Holding Company	(205)	(353)	(420)	(508)	(420)	(508)

Other Operating Segments:
Energy	1,851	3,187	(116)	206	(67)	142
Automotive	1,217	1,442	(123)	(80)	(123)	(80)
Food Packaging	192	190	(1)	(4)	—	(3)
Metals	120	189	(13)	(6)	(13)	(6)
Real Estate	47	50	(12)	5	(12)	5
Home Fashion	90	83	(3)	(8)	(3)	(8)
Mining	—	102	—	41	—	33
Other operating segments	3,517	5,243	(268)	154	(218)	83
Consolidated	$2,649	$4,051	$(1,442)	$(1,237)	$(1,085)	$(868)

Investment

We invest our proprietary capital through various private investment funds (“Investment Funds”). As of June 30, 2020 and December 31, 2019, we had investments with a fair market value of approximately $4.6 billion and $4.3 billion, respectively, in the Investment Funds. As of June 30, 2020 and December 31, 2019, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $5.4 billion and $4.5 billion, respectively. During the six months ended June 30, 2020, we invested $ 750 million in the Investment Funds, net of redemptions, and affiliates of Mr. Icahn (excluding us) contributed approximately $1.2 billion of primarily like-kind investments in the Investment Funds.

Our Investment segment’s results of operations are reflected in net income (loss) in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company and by Mr. Icahn and his affiliates. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of June 30, 2020.

For the three months ended June 30, 2020 and 2019, our Investment Funds’ returns were 11.7% and (3.1%), respectively, and for the six months ended June 30, 2020 and 2019, our Investment Funds’ returns were (7.9%) and (8.8%), respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses.

The following table sets forth the performance attribution for the Investment Funds’ returns.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Long positions	22.7%	0.5%	(19.9)%	9.0%
Short positions	(11.0)%	(3.7)%	12.0%	(18.0)%
Other	—%	0.1%	—%	0.2%
	11.7%	(3.1)%	(7.9)%	(8.8)%

The following table presents net income (loss) for our Investment segment for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Long positions	$2,909	$165	$(1,692)	$880
Short positions	(1,858)	(478)	933	(1,784)
Other	(3)	18	5	21
	$1,048	$(295)	$(754)	$(883)

Three Months Ended June 30, 2020 and 2019

For the three months ended June 30, 2020, the Investment Funds’ positive performance was driven by net gains in their long positions, offset in part by net losses in their short positions. The positive performance of our Investment segment’s long positions was driven by gains from a consumer, cyclical sector investment of $998 million, two energy sector investments aggregating $906 million and aggregate gains from four other consumer, cyclical sector investments of $552 million. The aggregate performance of investments with net gains across various other sectors accounted for an additional positive performance of our Investment segment’s long positions. The negative performance of our Investment segment’s short positions was driven primarily by the negative performance of broad market hedges of approximately $2.1 billion and aggregate losses from short positions across various sectors, offset in part the positive performance of our Investment segment’s short exposure to commercial mortgage-backed securities through credit default swap contracts of $534 million.

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

Six Months Ended June 30, 2020 and 2019

For the six months ended June 30, 2020, the Investment Funds’ negative performance was driven by net losses in their long positions, offset in part by net gains in their short positions. The negative performance of our Investment segment’s long positions was driven by losses from a consumer, non-cyclical sector investment of $637 million, aggregate losses from three technology sector investments of $745 million and an energy sector investment of $130 million. The aggregate performance of investments with net losses across various other sectors accounted for an additional negative performance of our Investment segment’s long positions. The positive performance of our Investment segment’s short positions was driven by the positive performance of their short exposure to commercial mortgage-backed securities through credit default swap contracts of $1.3 billion, offset in part primarily by the negative performance of broad market hedges.

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

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 90% and 93% of our Energy segment’s net sales for the six months ended June 30, 2020 and 2019, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Net sales	$675	$1,687	$1,806	$3,173
Cost of goods sold	645	1,486	1,894	2,789
Gross margin	$30	$201	$(88)	$384

Three Months Ended June 30, 2020 and 2019

Net sales for our Energy segment decreased by approximately $1.0 billion (60%) for the three months ended June 30, 2020 as compared to the comparable prior year period, primarily due to a decrease in our petroleum business’ net sales which decreased $979 million. The decrease in the petroleum business’ net sales was primarily due to a decrease in sales of distillates as well as a decrease in gasoline sales attributable to a decrease in volumes and unfavorable pricing conditions. During the quarter, one of our petroleum business’ refineries came online after a full, planned maintenance that began in the first quarter of 2020. In addition, reduced utilization for the majority of the second quarter of 2020 at both refineries, which was due to the current market dynamics resulting from government actions to address the COVID-19 pandemic, have also contributed to the decline in volumes. Our nitrogen fertilizer business’ net sales decreased $33 million primarily due to a decrease in urea ammonium nitrate (“UAN”) sales due to unfavorable pricing, partially offset by an increase in volumes.

Cost of goods sold for our Energy segment decreased by $841 million (57%) for the three months ended June 30, 2020 as compared to the comparable prior year period. The decrease was primarily due to our petroleum business as a result of lower cost of consumed crude oil. The lower cost of consumed crude oil was due to a decrease in volumes resulting from the scheduled maintenance and reduced utilizations, as discussed above, and lower crude oil prices. Cost of goods sold for our petroleum business was also lower due to higher derivative gains of $16 million and a $5 million decrease in the net cost of RINs. Gross margin for our Energy segment decreased by $170 million for the three months ended June 30, 2020 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 4% and 12% for the three months ended June 30, 2020 and 2019, respectively. The decrease in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to unfavorable market pricing and crack spreads, offset in part by higher derivative gains over the comparable periods.

Six Months Ended June 30, 2020 and 2019

Net sales for our Energy segment decreased by approximately $1.4 billion (43%) for the six months ended June 30, 2020 as compared to the comparable prior year period, primarily due to a decrease in our petroleum business’ net sales which decreased approximately $1.3 billion. The decrease in the petroleum business’ net sales was primarily due to a decrease in sales of distillates as well as a decrease in gasoline sales attributable to a decrease in volumes and unfavorable pricing conditions. During 2020, full scheduled maintenance at one refinery as well as reduced utilization for the majority of the second quarter of 2020 at both refineries, which was due to the current market dynamics resulting from government actions to address the COVID-19 pandemic, have contributed to the decline in volumes. Our nitrogen fertilizer business’ net sales decreased $50 million primarily due to a decrease in UAN sales due to unfavorable pricing, partially offset by an increase in volumes.

Cost of goods sold for our Energy segment decreased by $895 million (32%) for the six months ended June 30, 2020 as compared to the comparable prior year period. The decrease was primarily due to our petroleum business as a result of lower cost of consumed crude oil. The lower cost of consumed crude oil was due to a decrease in volumes resulting from the scheduled maintenance and reduced utilizations, as discussed above, and lower crude oil prices. Cost of goods sold for our petroleum business was also lower due to higher derivative gains of $45 million, offset in part by a $58 million write-down of inventory to net realizable value in the first quarter of 2020. Gross margin for our Energy segment decreased by $473 million for the six months ended June 30, 2020 as compared to the comparable prior year period. Gross margin as a percentage of net sales was (5)% and 12% for the six months ended June 30, 2020 and 2019, respectively. The decrease in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to unfavorable market pricing and crack spreads, offset in part by higher derivative gains over the comparable periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Net sales and other revenue from operations	$587	$744	$1,222	$1,437
Cost of goods sold and other expenses from operations	434	530	909	1,024
Gross margin	$153	$214	$313	$413

Three Months Ended June 30, 2020 and 2019

Net sales and other revenue from operations for our Automotive segment for the three months ended June 30, 2020 decreased by $157 million (21%) as compared to the comparable prior year period. The decrease was attributable to a decrease in aftermarket parts sales of $89 million (22%) and a decrease in automotive services revenues of $68 million (20%). On an organic basis, aftermarket parts sales decreased $46 million over the comparable periods due to a decrease in commercial sales of $31 million (13%) and a decrease in retail sales of $15 million (16%). Store closures related to the transformation plan accounted for another $43 million decrease in aftermarket parts sales. The decrease in automotive services revenues represent a decrease on a primarily organic basis. The COVID-19 pandemic, and the impacts of the actions taken by governments and others, have significantly contributed to the decline in revenues, in particular the automotive services revenues and commercial sales revenues which, until March 2020, were experiencing growth on an organic basis.

Cost of goods sold and other expenses from operations for the three months ended June 30, 2020 decreased by $96 million (18%) as compared to the comparable prior year period. The decrease was due to lower sales volumes as described above. Gross margin on net sales and other revenue from operations for the three months ended June 30, 2020 decreased by $61 million (29%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 26% and 29% for the three months ended June 30, 2020 and 2019, respectively. Our Automotive segment has experienced some margin rate contraction for its aftermarket parts businesses due to the effect of stores that were in the process of closing down and the shift in aftermarket parts sales from retail to commercial, as well as from the negative impact from the COVID-19 pandemic, as described above.

Six Months Ended June 30, 2020 and 2019

Net sales and other revenue from operations for our Automotive segment for the six months ended June 30, 2020 decreased by $215 million (15%) as compared to the comparable prior year period. The decrease was attributable to a decrease in aftermarket parts sales of $130 million (17%) and a decrease in automotive services revenues of $85 million (13%). On an organic basis, aftermarket parts sales decreased $73 million over the comparable periods due to a decrease in commercial sales of $39 million (8%) and a decrease in retail sales of $34 million (17%). Store closures related to the transformation plan accounted for another $57 million decrease in aftermarket parts sales. The decrease in automotive services revenues represent a decrease on a primarily organic basis. The COVID-19 pandemic, and the impacts of the actions taken by governments and others, have significantly contributed to the decline in revenues, in particular the automotive services revenues and commercial sales revenues which, until March 2020, were experiencing growth on an organic basis.

Cost of goods sold and other expenses from operations for the six months ended June 30, 2020 decreased by $115 million (11%) as compared to the comparable prior year period. The decrease was due to lower sales volumes as described above. Gross margin on net sales and other revenue from operations for the six months ended June 30, 2020 decreased by $100 million (24%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 26% and 29% for the six months ended June 30, 2020 and 2019, respectively. Our Automotive segment has experienced some margin rate contraction for its aftermarket parts businesses due to the effect of stores that were in the process of closing down and the shift in aftermarket parts sales from retail to commercial, as well as from the negative impact from the COVID-19 pandemic, as described above.

Food Packaging

Our Food packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Three Months Ended June 30, 2020 and 2019

Net sales for the three months ended June 30, 2020 increased $6 million (6%) as compared to the comparable prior year period. The increase was due to an increase in volumes and an increase due to price and product mix, offset in part by the unfavorable effects of foreign exchange. Cost of goods sold for the three months ended June 30, 2020 increased by $6 million (8%) as compared to the comparable prior year period due to an increase in volumes. Gross margin as a percentage of net sales was 21% and 23% for the three months ended June 30, 2020 and 2019, respectively.

Six Months Ended June 30, 2020 and 2019

Net sales for the six months ended June 30, 2020 increased $9 million (5%) as compared to the comparable prior year period. The increase was due to an increase in volumes and an increase due to price and product mix, offset in part by the unfavorable effects of foreign exchange. Cost of goods sold for the six months ended June 30, 2020 increased by $9 million (6%) as compared to the comparable prior year period due to an increase in volumes. Gross margin as a percentage of net sales was 21% and 22% for the six months ended June 30, 2020 and 2019, respectively.

Metals

The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the United States and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.

Three Months Ended June 30, 2020 and 2019

Net sales for the three months ended June 30, 2020 decreased by $61 million (64%) compared to the comparable prior year period due to lower shipping volumes and market selling prices for most grades of metal due to unfavorable market conditions. Cost of goods sold for the three months ended June 30, 2020 decreased by $54 million (58%) compared to the comparable prior year period due to lower material costs due to lower volumes and market prices, as discussed above. Gross margin as a percentage of net sales was (15%) and 2% for the three months ended June 30, 2020 and 2019, respectively, primarily due to the lower shipping volumes.

Six Months Ended June 30, 2020 and 2019

Net sales for the six months ended June 30, 2020 decreased by $68 million (36%) compared to the comparable prior year period due to lower shipping volumes and market selling prices for most grades of metal due to unfavorable market conditions. Cost of goods sold for the six months ended June 30, 2020 decreased by $61 million (33%) compared to the comparable prior year period due to lower material costs due to lower volumes and market prices, as discussed above. Gross margin as a percentage of net sales was (3)% and 2% for the six months ended June 30, 2020 and 2019, respectively, primarily due to the lower shipping volumes.

Real Estate

Real Estate revenues and expenses primarily include sales of residential units, results from club operations, rental operations, and hotel, timeshare and casino operations. Sales of residential units are included in net sales in our condensed consolidated statements of operations. Results from club and rental operations, and hotel, timeshare and casino operations are included in other revenues from operations in our condensed consolidated statements of operations. Revenue from our real estate operations for each of the three and six months ended June 30, 2020 were primarily derived from the sale of residential units and rental operations. Revenue from our real estate operations for each of the three and six months ended June 30, 2019 were primarily derived from club and rental operations.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended June 30, 2020 and 2019

Net sales for the three months ended June 30, 2020 decreased by $7 million (16%) compared to the comparable prior year period due to a decrease in sales from existing businesses of $14 million, primarily as a result of the current economic conditions, offset in part by an increase in sales due to a business acquired in the second quarter of 2019, which accounted for an increase of $7 million in net sales. Cost of goods sold for the three months ended June 30, 2020 decreased $11 million (28%) compared to the comparable prior year period due to a decrease in sales, as discussed above, as well as a shift to lower cost products, offset in part by an increase from the acquired business. Gross margin as a percentage of net sales was 24% and 13% for the three months ended June 30, 2020 and 2019, respectively. The increase is due to the reduction in sales to certain lower margin customers, the business acquired having higher margins than the existing businesses and due to the addition of newly added higher margin products.

Six Months Ended June 30, 2020 and 2019

Net sales for the six months ended June 30, 2020 increased by $4 million (5%) compared to the comparable prior year period due to a business acquired in the second quarter of 2019, which accounted for an increase of $20 million, offset in part by a $16 million decrease from existing businesses, primarily as a result of the current economic conditions. Cost of goods sold for the six months ended June 30, 2020 decreased by $3 million (4%) compared to the comparable prior year period due to a decrease in sales from existing businesses, as discussed above, as well as a shift to lower cost products, offset in part by an increase from the acquired business. Gross margin as a percentage of net sales was 21% and 13% for the six months ended June 30, 2020 and 2019, respectively. The increase is due to the reduction in sales to certain lower margin customers, the business acquired having higher margins than the existing businesses and due to the addition of newly added higher margin products.

Holding Company

Our Holding Company’s results of operations primarily reflect investment gains and losses from debt and equity investments. During the three and six months ended June 30, 2020, net gains and losses from investment activities were primarily attributable to unrealized gains and losses from its equity investments. During the six months ended June 30, 2019, net losses from investment activities were offset in part by realized gains from an equity investment that was sold in the first quarter of 2019. In addition, our Holding Company’s results of operations reflects the interest expense on its senior unsecured notes for each of the three and six months ended June 30, 2020 and 2019.

Other Consolidated Results of Operations

Selling, General and Administrative

Three Months Ended June 30, 2020 and 2019

Our consolidated selling, general and administrative during the three months ended June 30, 2020 decreased by $48 million (14%) as compared the comparable prior year period primarily due to lower occupancy costs for various locations and other general and administrative costs due to the current market conditions for our Automotive segment offset in part by an increase attributable to our Real Estate segment primarily for the accrual of demolition costs relating to a property not in service.

Six Months Ended June 30, 2020 and 2019

Our consolidated selling, general and administrative during the six months ended June 30, 2020 decreased by $76 million (11%) as compared the comparable prior year period primarily due to (i) lower occupancy costs for various locations and other general and administrative costs due to the current market conditions for our Automotive segment and the sale of our former Mining segment in August 2019 offset in part by an increase attributable to our Real Estate segment primarily for the accrual of demolition costs relating to a property not in service.

Interest Expense

Three Months Ended June 30, 2020 and 2019

Our consolidated interest expense during the three months ended June 30, 2020 increased by $23 million (15%) as compared the comparable prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to an increase in average due to broker balances over the respective periods as well as higher interest expense from our Energy segment as a result of certain debt offerings in the first quarter of 2020.

Six Months Ended June 30, 2020 and 2019

Our consolidated interest expense during the six months ended June 30, 2020 increased by $56 million (19%) as compared the comparable prior year period. The increase was primarily due to higher interest expense from our

Investment segment attributable to an increase in average due to broker balances over the respective periods as well as higher interest expense from our Energy segment as a result of certain debt offerings in the first quarter of 2020.

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

As of June 30, 2020, our Holding Company had cash and cash equivalents of approximately $1.1 billion and total debt of approximately $5.8 billion. During the six months ended June 30, 2020, we invested $750 million in the Investment Funds, net of redemptions. As of June 30, 2020, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.6 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

	June 30,	December 31,
	2020	2019

	(in millions)
5.875% senior unsecured notes due 2022	$—	$1,345
6.250% senior unsecured notes due 2022	1,210	1,211
6.750% senior unsecured notes due 2024	499	498
4.750% senior unsecured notes due 2024	1,107	498
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	999	747
	$5,813	$6,297

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

The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of June 30, 2020, except for the New 2024 Notes and the New 2027 Notes, are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.

As of June 30, 2020 and December 31, 2019, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of June 30, 2020, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness.

2019 At-The-Market Offering

On May 2, 2019, Icahn Enterprises announced the commencement of its “at-the-market” offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, during the term of the program ending on March 31, 2021, for up to $400 million in aggregate sale proceeds. During the six months ended June 30, 2020, Icahn Enterprises sold 481,244 depositary units pursuant to this agreement, resulting in gross proceeds of $26 million. As of June 30, 2020, Icahn Enterprises may sell its depositary units for up to an additional $320 million in aggregate sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of the program.

LP Unit Distributions

During the six months ended June 30, 2020, we declared two quarterly distributions aggregating $4.00 per depositary unit. In connection with these distributions, aggregate cash distributions to all depositary unitholders was $452 million, primarily due to Mr. Icahn and his affiliates’ significant ownership of Icahn Enterprises’ depositary units.

On August 4, 2020, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unitholder and will be paid on or about September 29, 2020 to depositary unitholders of record at the close of business on August 21, 2020.

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

Investment Segment Liquidity

During the six months ended June 30, 2020, we invested $750 million in the Investment Funds, net of redemptions, and affiliates of Mr. Icahn (excluding us) contributed approximately $1.2 billion of primarily like-kind investments in the Investment Funds. In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of June 30, 2020, the Investment Funds’ had a net short notional exposure of 48%. The Investment Funds’ long exposure was 95% (94% long equity and 1% long credit) and its short exposure was 143% (119% short equity and 24% short credit and other). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at June 30, 2020.

Of the Investment Funds’ 95% long exposure, 87% was comprised of the fair value of its long positions (with certain adjustments) and 8% was comprised of single name equity forward contracts. Of the Investment Funds’ 143% short exposure, 18% was comprised of the fair value of our short positions and 125% was comprised of short broad market index swap derivative contracts and short credit default swap contracts.

With respect to both our long positions that are not notionalized (87% long exposure) and our short positions that are not notionalized (18% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other short positions (125% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	June 30,	December 31,
	2020	2019

	(in millions)
Energy	$606	$652
Automotive	43	46
Food Packaging	10	22
Metals	1	3
Real Estate	53	53
Home Fashion	2	1
	$715	$777

Segment Borrowings and Availability

Segment debt consists of the following:

	June 30,	December 31,
	2020	2019

	(in millions)
Energy	$1,690	$1,195
Automotive	366	405
Food Packaging	259	268
Metals	7	7
Real Estate	2	2
Home Fashion	25	18
	$2,349	$1,895

Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of June 30, 2020, all of our subsidiaries were in compliance with all debt covenants.

In January 2020, CVR Energy issued $600 million in aggregate principal amount of 5.25% senior unsecured notes due 2025 and $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028. A portion of the net proceeds from the issuance of these notes were used to fund the redemption of CVR Refining’s existing senior unsecured notes due 2022. The remaining net proceeds will be used for CVR Energy’s general corporate purposes, which may include funding (i) acquisitions, (ii) capital projects, and/or (iii) share repurchases or other distributions to CVR Energy’s stockholders.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

June 30,
2020
(in millions)
Energy	$439
Automotive	108
Food Packaging	6
Metals	20
Home Fashion	9
$582

The above outstanding debt and borrowing availability with respect to each of our continuing operating segments reflects third-party obligations.

Subsidiary Dividends

In view of the uncertainty of the depth and extent of the contraction in oil demand due to the COVID-19 pandemic, combined with the weaker commodity price environment, CVR Energy has remained focused on safe and reliable operations, cash conservation and protecting its balance sheet. As a result of these factors, and in light of the uncertainty of the current economic environment as we as potential future cash requirements of CVR Energy, the Board of Directors of CVR Energy approved a reduction in its cash dividend for the first quarter of 2020 and elected not to declare a cash dividend for the second quarter of 2020. These decisions support CVR Energy’s continued focus on financial discipline through a balanced approach of stockholder distributions and strategic investments while providing the flexibility to weather the uncertain environment. The Board of Directors of CVR Energy will continue to evaluate the economic environment, CVR Energy’s cash needs, and other applicable factors, and may elect to make additional changes to CVR Energy’s dividend in future periods.

Subsidiary Stock Repurchase Program

On October 23, 2019, the Board of Directors of CVR Energy approved a stock repurchase program which would enable it to repurchase up to $300 million of its common stock from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The stock repurchase program has a duration of four years, which may be terminated by the Board of Directors of CVR Energy at any time. Repurchases, if any, including the timing, price and amount, may be made at the discretion of CVR Energy management and CVR Energy is not obligated to make any repurchases. CVR Energy did not repurchase any shares of its common stock as of June 30, 2020. Due to the market and oil price volatility, coupled with the current economic conditions, CVR Energy does not currently intend to repurchase any stock if these, and other, conditions continue.

On May 6, 2020, the Board of Directors of CVR Partners’ general partner approved a unit repurchase program which would enable it to repurchase up to $10 million of its common units from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. During 2020, CVR Partners repurchased common units on the open market at a cost of $1 million. As of June 30, 2020, CVR Partners has $9 million remaining under its unit repurchase program.

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

	(in millions)
Holding Company	$(190)	$(902)	$(922)	$(136)	$437	$1,206
Investment	(850)	—	751	(2,064)	—	70

Other Operating Segments:
Energy	(49)	(361)	364	384	(43)	(469)
Automotive	(50)	(11)	58	(69)	(74)	153
Food Packaging	(9)	(6)	1	(11)	(10)	(2)
Metals	(3)	(1)	1	1	(28)	10
Real Estate	15	(9)	(4)	12	(16)	(18)
Home Fashion	(2)	(3)	6	(6)	(30)	39
Mining	—	—	—	77	(10)	3
Other operating segments	(98)	(391)	426	388	(211)	(284)
Total before eliminations	(1,138)	(1,293)	255	(1,812)	226	992
Eliminations	—	787	(787)	—	21	(21)
Consolidated	$(1,138)	$(506)	$(532)	$(1,812)	$247	$971

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

Holding Company

Our Holding Company’s cash flows from operating activities for each of the six months ended June 30, 2020 and 2019 were primarily attributable to our semi-annual interest payments on our senior unsecured notes. The increase in interest payments over the comparable periods is due to the timing of the payment of the semi-annual interest as our recent debt transactions resulted in a change in certain interest payment dates.

Our Holding Company’s cash flows from investing activities for the six months ended June 30, 2020 were primarily due to our investment in the Investment Funds of $750 million (net of redemptions), our purchase of an equity investment for $114 million and contributions and loans to our operating subsidiaries aggregating $130 million, including an investment in our Automotive segment of $115 million. This was offset in part by dividends from our operating subsidiaries aggregating $93 million, including $85 million from our Energy segment, in the first half of 2020. Our Holding Company’s cash flows from investing activities for the six months ended June 30, 2019 were primarily due to our sale of a certain equity investment for which we received $458 million as well as the sale of our direct investment in CVR Refining to CVR Energy for $60 million. During the six months ended June 30, 2019, we also received net cash dividends and distributions from our Energy and Real Estate segments aggregating $126 million and we had aggregate investments in our Automotive segment of $176 million and an investment in our Home Fashion segment of $31 million.

Our Holding Company’s cash flows from financing activities for the six months ended June 30, 2020 included the issuances of additional senior unsecured notes and proceeds from our “at-the-market” offering, offset in part by the repayment of senior unsecured notes and related fees and expenses, as described above, as well as payments on our aggregate quarterly distributions. Our Holding Company’s cash flows from financing activities for the six months ended June 30, 2019 included the issuances of additional senior unsecured notes and proceeds from our “at-the-market” offering, offset in part by payments on our aggregate quarterly distributions.

Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Our Investment segment’s cash flows from financing activities for the six months ended June 30, 2020 were attributable to our investment in the Investment Funds of $750 million, net of redemptions, and $1 million from Mr. Icahn and his affiliates (excluding us). Our Investment segment’s cash flows from financing activities for the six months ended June 30, 2019 were attributable to Mr. Icahn and his affiliates’ (excluding us) investments in the Investment Funds of $70 million.

Other Operating Segments

Our other operating segments’ cash flows from operating activities included net cash flows from operating activities before changes in operating assets and liabilities of $(11) million and $411 million for the six months ended June 30, 2020 and 2019, respectively. The change in cash flows from operating activities for the six months ended June 30, 2020 as compared to the comparable prior year period was primarily due to a decline in the operating results of our Energy segment as well as unfavorable changes in working capital also attributable to our Energy segment. In addition, our cash flows from operating activities decreased by $77 million as a result of the exclusion of Ferrous Resources in 2020, which was sold in August 2019.

Our other operating segments’ cash flows from investing activities were primarily due to the purchase of investments of $140 million in 2020 compared to $45 million in 2019 and due to capital expenditures of $115 million in 2020 and $132 million in 2019, primarily within our Energy and Automotive segments for both periods. In addition, our Energy segment had payments for scheduled turnaround expenses of $147 million in 2020 compared to $24 million in 2019. Our other operating segments also had net payments for the acquisitions of businesses in 2020 of $1 million, net of cash acquired, compared to $51 million, net of cash acquired in 2019.

Our other operating segments’ cash flows from continuing financing activities were primarily due to our Energy segment. In 2020, our Energy segment had net proceeds from senior debt transactions of $500 million and in 2019 our Energy segment had payments to acquire the remaining common units of CVR Refining not already owned by CVR Energy of $301 million, including $60 million paid to our Holding Company for our direct ownership in CVR Refining. In addition, our other operating segments also had net contributions from our Holding Company of $37 million and $81 million for the six months ended June 30, 2020 and 2019, respectively, as described above. For the six months ended June 30, 2020 and 2019, our Energy segment had distributions to non-controlling interests of $36 million and $56 million, respectively.

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

Consolidated Contractual Commitments and Contingencies

There have been no material changes to our contractual commitments and contingencies during the six months ended June 30, 2020 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2020 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of June 30, 2020, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $868 million, $182 million and $1.5 billion, respectively. However, as of June 30, 2020, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 46% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 54% of the change in fair value.

Item 4. Controls and Procedures.

As of June 30, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and Icahn Enterprises Holdings’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our joint Annual Report on Form 10-K for the year ended December 31, 2019, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2020, we implemented a plan of remediation that includes a more formalized process, quarterly discussions with the Investment Segment and Legal Departments and a detailed review performed on the analysis. During the quarters ended March 31, 2020 and June 30, 2020, our plan of remediation was in place and operating as designed. However, the material weakness will not be considered remediated until the applicable control operates for a sufficient period of time and management has concluded, through testing, that this control is operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are, and will continue to be, subject to litigation from time to time in the ordinary course of business. Refer to Note 16, “Commitments and Contingencies” to the condensed consolidated financial statements, which is incorporated by reference into this Part II, Item 1 of this Report, for information regarding our lawsuits and proceedings. Except for the lawsuits and proceedings disclosed in Note 16, there were no material changes to our lawsuits and proceedings as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A. Risk Factors.

Except for the risk factors disclosed below, there were no material changes to our risk factors during the six months ended June 30, 2020 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our Investment segment’s revenue depends on the investments made by the Investment Funds. There are numerous and significant risks associated with these investments, certain of which are described in this risk factor and in other risk factors set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of June 30, 2020, our top five holdings in the Investment Funds had a market value of approximately $7.2 billion, which represented approximately 72% of our assets under management for the Investment Segment. Our largest holding at June 30, 2020 was Caesars Entertainment Corporation, which had a market value of approximately $2.3 billion, and represented approximately 23% of our assets under management for the Investment Segment. We also had holdings in Herbalife Ltd. (“Herbalife”), which had a market value of approximately $1.6 billion, and represented approximately 16% of our assets under management for the Investment Segment. Therefore, a significant decline in the fair market values of our larger positions may have a material adverse impact on our consolidated financial position, results of operations or cash flows and the trading price of our depositary units. For example, Herbalife previously disclosed in its public filings that the SEC and the Department of Justice (the “DOJ”) have been conducting investigations into Herbalife’s compliance with the Foreign Corrupt Practices Act in China, which are mainly focused on Herbalife’s China external affairs expenditures, its China business activities, the adequacy of and compliance with Herbalife’s internal controls in China, and the accuracy of Herbalife’s books and records relating to its China operations. Herbalife is continuing to cooperate with the SEC and DOJ and is continuing to discuss with them possible settlement of these matters. As a result of these discussions, Herbalife has reached an understanding in principle with respect to the material terms of settlement and resolution documentation with each of the SEC staff and DOJ relating to alleged activities that took place in 2006 through 2016. Based on these understandings, Herbalife would enter into an administrative resolution with the SEC with respect to alleged violations of the books and records and internal controls provisions of the FCPA and would separately enter into a deferred prosecution agreement with the DOJ, under which the DOJ would defer criminal prosecution of Herbalife for a period of three years related to a conspiracy to violate the books and records provisions of the FCPA. In addition, Herbalife would agree to pay the SEC and DOJ aggregate penalties, disgorgement and prejudgment interest of approximately $123 million. While Herbalife believes that, based on the foregoing terms, it is nearing final resolution of these matters, there can be no assurance as to the timing or the ultimate terms of any final settlements, including the principle terms discussed above, or that final resolutions and approvals will be reached and obtained. In the event settlements and final approvals are not reached and obtained, litigation may ensue and, accordingly, the actual loss incurred in connection with these matters, if any, could be less than, equal to or exceed the aggregate amount noted above, and such actual loss amount could be materially adverse to Herbalife, its financial condition, results of operations, and operations and the trading price of its common shares, which could, in turn, have a material adverse impact on our consolidated financial position, results of operations or cash flows and the trading price of our depositary units. At the present time, Herbalife is unable to reasonably estimate nor provide any assurance regarding the amount of any potential loss in excess of the aggregate amount of approximately $123 million stated above relating to these matters. Certain of the companies in our Investment Funds file annual, quarterly and current reports with the SEC, which are publicly available, and contain additional risk factors with respect to such companies.

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

For reasons not necessarily attributable to any of the risks set forth herein or in our Annual Report on Form 10-K for the year ended December 31, 2019 (e.g., supply/demand imbalances or other market forces), the prices of the securities in which the Investment Funds invest may decline substantially. In particular, purchasing assets at what may appear to be undervalued levels is no guarantee that these assets will not be trading at even more undervalued levels at a future time of valuation or at the time of sale.

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

Date: August 10, 2020

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Ted Papapostolou
Ted Papapostolou, Chief Accounting Officer

Date: August 10, 2020