Form 10-Q
period 2020-09-30
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2020-11-06
CIK 813762, 1034563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

(Commission File Number)	(Exact Name of Registrant as Specified in Its Charter) (Address of Principal Executive Offices) (Zip Code) (Telephone Number)	(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1-9516	ICAHN ENTERPRISES L.P.	Delaware	13-3398766

16690 Collins Avenue, PH-1

Sunny Isles Beach, FL 33160

(305) 422-4100

333-118021-01	ICAHN ENTERPRISES HOLDINGS L.P.	Delaware	13-3398767

16690 Collins Avenue, PH-1

Sunny Isles Beach, FL 33160

(305) 422-4100

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check One):

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

As of November 6, 2020, there were 232,082,223 of Icahn Enterprises’ depositary units outstanding.

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

FORWARD-LOOKING STATEMENTS

This Report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by Public Law 104-67. All statements included in this Report, other than statements that relate solely to historical fact, are “forward-looking statements.” Such statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events, including the impact of the COVID-19 pandemic, or any statement that may relate to strategies, plans or objectives for, or potential results of, future operations, financial results, financial condition, business prospects, growth strategy or liquidity, and are based upon management’s current plans and beliefs or current estimates of future results or trends. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact.

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; risks related to the severity, magnitude and duration of the COVID-19 pandemic and its impact on the global economy, financial markets and industries in which our subsidiaries operate; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest, declines in the fair value of our investments as a result of the COVID-19 pandemic, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended; risks related to our energy business, including the volatility and availability of crude oil, declines in global demand for crude oil, refined products and liquid transportation fuels as result of the COVID-19 pandemic, other feed stocks and refined products, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; risks related to our automotive activities and exposure to adverse conditions in the automotive industry, including as a result of the COVID-19 pandemic; risks related to our food packaging activities, including competition from better capitalized competitors, inability of its suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; risks related to our scrap metals activities, including potential environmental exposure; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; risks related to our home fashion operations, including changes in the availability and price of raw materials, and changes in transportation costs and delivery times. These risks and uncertainties also include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020 and those set forth in this Report, including under the caption “Risk Factors,” under Part II, Item 1A of this Report. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2020	2019

	(In millions, except unit amounts)
ASSETS
Cash and cash equivalents	$1,862	$3,794
Cash held at consolidated affiliated partnerships and restricted cash	2,687	1,151
Investments	6,910	9,945
Due from brokers	1,682	858
Accounts receivable, net	443	483
Inventories, net	1,536	1,795
Property, plant and equipment, net	4,297	4,454
Unrealized gain on derivative contracts	1,439	182
Goodwill	284	282
Intangible assets, net	400	431
Other assets	1,284	1,264
Total Assets	$22,824	$24,639
LIABILITIES AND EQUITY
Accounts payable	$663	$945
Accrued expenses and other liabilities	1,451	1,453
Deferred tax liability	578	639
Unrealized loss on derivative contracts	172	1,224
Securities sold, not yet purchased, at fair value	970	1,190
Due to brokers	1,971	54
Debt	8,146	8,192
Total liabilities	13,951	13,697

Commitments and contingencies (Note 16)

Equity:
Limited partners: Depositary units: 232,082,223 units issued and outstanding at September 30, 2020 and 214,078,558 units issued and outstanding at December 31, 2019	4,086	6,268
General partner	(856)	(812)
Equity attributable to Icahn Enterprises	3,230	5,456
Equity attributable to non-controlling interests	5,643	5,486
Total equity	8,873	10,942
Total Liabilities and Equity	$22,824	$24,639

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions, except per unit amounts)
Revenues:
Net sales	$1,764	$2,484	$4,950	$7,371
Other revenues from operations	163	170	460	504
Net loss from investment activities	(1,259)	(657)	(2,152)	(1,968)
Interest and dividend income	46	69	135	192
Gain on disposition of assets, net	7	249	5	256
Other income (loss), net	1	5	(27)	16
	722	2,320	3,371	6,371
Expenses:
Cost of goods sold	1,599	2,069	4,543	6,098
Other expenses from operations	127	141	369	409
Selling, general and administrative	289	352	888	1,027
Restructuring, net	1	4	8	15
Impairment	1	—	6	1
Interest expense	171	153	517	443
	2,188	2,719	6,331	7,993
Loss before income tax benefit	(1,466)	(399)	(2,960)	(1,622)
Income tax benefit	66	26	118	12
Loss from continuing operations	(1,400)	(373)	(2,842)	(1,610)
Loss from discontinued operations	—	—	—	(24)
Net loss	(1,400)	(373)	(2,842)	(1,634)
Less: net loss attributable to non-controlling interests	(686)	(324)	(1,043)	(693)
Net loss attributable to Icahn Enterprises	$(714)	$(49)	$(1,799)	$(941)

Net loss attributable to Icahn Enterprises from:
Continuing operations	$(714)	$(49)	$(1,799)	$(917)
Discontinued operations	—	—	—	(24)
	$(714)	$(49)	$(1,799)	$(941)
Net loss attributable to Icahn Enterprises allocated to:
Limited partners	$(700)	$(48)	$(1,763)	$(922)
General partner	(14)	(1)	(36)	(19)
	$(714)	$(49)	$(1,799)	$(941)

Basic and diluted loss per LP unit:
Continuing operations	$(3.14)	$(0.24)	$(8.12)	$(4.56)
Discontinued operations	—	—	—	(0.12)
Basic and diluted loss per LP unit	$(3.14)	$(0.24)	$(8.12)	$(4.68)
Basic and diluted weighted average LP units outstanding	223	202	217	197
Cash distributions declared per LP unit	$2.00	$2.00	$6.00	$6.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Net loss	$(1,400)	$(373)	$(2,842)	$(1,634)
Other comprehensive income (loss), net of tax:
Translation adjustments	1	(3)	—	(4)
Post-retirement benefits and other	1	(1)	1	1
Other comprehensive income (loss), net of tax	2	(4)	1	(3)
Comprehensive loss	(1,398)	(377)	(2,841)	(1,637)
Less: Comprehensive loss attributable to non-controlling interests	(686)	(325)	(1,042)	(694)
Comprehensive loss attributable to Icahn Enterprises	$(712)	$(52)	$(1,799)	$(943)

Comprehensive loss attributable to Icahn Enterprises allocated to:
Limited partners	$(698)	$(51)	$(1,763)	$(924)
General partner	(14)	(1)	(36)	(19)
	$(712)	$(52)	$(1,799)	$(943)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(In millions)
Balance, December 31, 2019	$(812)	$6,268	$5,456	$5,486	$10,942
Net loss	(28)	(1,356)	(1,384)	(922)	(2,306)
Other comprehensive loss	—	(3)	(3)	—	(3)
Partnership distributions payable	(9)	(428)	(437)	—	(437)
Partnership contributions	—	7	7	—	7
Investment segment contributions from non-controlling interests	—	—	—	1,241	1,241
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(23)	(23)
Changes in subsidiary equity and other	—	(4)	(4)	—	(4)
Balance, March 31, 2020	(849)	4,484	3,635	5,782	9,417
Net income	6	293	299	565	864
Other comprehensive income	—	1	1	1	2
Partnership distributions payable reversal	9	428	437	—	437
Partnership distributions	(9)	(452)	(461)	—	(461)
Partnership contributions	—	19	19	—	19
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(13)	(13)
Changes in subsidiary equity and other	1	1	2	(2)	—
Balance, June 30, 2020	(842)	4,774	3,932	6,333	10,265
Net loss	(14)	(700)	(714)	(686)	(1,400)
Other comprehensive income	—	2	2	—	2
Partnership distributions	(1)	(31)	(32)	—	(32)
Partnership contributions	1	34	35	—	35
Changes in subsidiary equity and other	—	7	7	(4)	3
Balance, September 30, 2020	$(856)	$4,086	$3,230	$5,643	$8,873

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(In millions)
Balance, December 31, 2018	$(790)	$7,350	$6,560	$6,420	$12,980
Net loss	(8)	(386)	(394)	(270)	(664)
Partnership distributions payable	(8)	(383)	(391)	—	(391)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(30)	(30)
Changes in subsidiary equity and other	2	62	64	(307)	(243)
Balance, March 31, 2019	(804)	6,643	5,839	5,813	11,652
Net loss	(10)	(488)	(498)	(99)	(597)
Other comprehensive income	—	1	1	—	1
Partnership distributions payable reversal	8	383	391	—	391
Partnership distributions	(1)	(54)	(55)	—	(55)
Partnership contributions	—	10	10	—	10
Investment segment contributions from non-controlling interests	—	—	—	70	70
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(26)	(26)
Changes in subsidiary equity and other	—	3	3	(3)	—
Balance, June 30, 2019	(807)	6,498	5,691	5,755	11,446
Net loss	(1)	(48)	(49)	(324)	(373)
Other comprehensive loss	—	(3)	(3)	(1)	(4)
Partnership distributions	(1)	(27)	(28)	—	(28)
Partnership contributions	1	24	25	—	25
Investment segment contributions from non-controlling interests	—	—	—	150	150
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(34)	(34)
Changes in subsidiary equity and other	—	(3)	(3)	(31)	(34)
Balance, September 30, 2019	$(808)	$6,441	$5,633	$5,515	$11,148

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019

	(in millions)
Cash flows from operating activities:
Net loss	$(2,842)	$(1,634)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	—	24
Net loss from securities transactions	2,777	314
Purchases of securities	(1,480)	(3,885)
Proceeds from sales of securities	3,756	2,133
Payments to cover securities sold, not yet purchased	(2,291)	(451)
Proceeds from securities sold, not yet purchased	1,547	142
Changes in receivables and payables relating to securities transactions	1,080	609
Gain on disposition of assets, net	(5)	(256)
Depreciation and amortization	379	389
Deferred taxes	(59)	(84)
Other, net	79	(1)
Changes in unrealized gains/losses on derivative contracts	(2,309)	800
Changes in other operating assets and liabilities	92	32
Net cash provided by (used in) operating activities	724	(1,868)
Cash flows from investing activities:
Capital expenditures	(155)	(195)
Turnaround expenditures	(158)	(24)
Acquisition of businesses, net of cash acquired	(2)	(52)
Purchases of investments	(317)	(50)
Proceeds from sale of investments	55	458
Proceeds from disposition of businesses and assets	23	491
Other, net	3	3
Net cash (used in) provided by investing activities	(551)	631
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	1	220
Partnership contributions	61	35
Partnership distributions	(493)	(83)
Purchase of additional interests in consolidated subsidiaries	—	(241)
Dividends and distributions to non-controlling interests in subsidiaries	(36)	(90)
Proceeds from Holding Company senior unsecured notes	866	1,757
Repayments of Holding Company senior unsecured notes	(1,350)	(1,700)
Proceeds from subsidiary borrowings	1,644	565
Repayments of subsidiary borrowings	(1,244)	(597)
Other, net	(17)	(3)
Net cash used in financing activities	(568)	(137)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(1)	(2)
Add back change in cash and restricted cash of assets held for sale	—	(83)
Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents	(396)	(1,459)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	4,945	5,338
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$4,549	$3,879

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2020	2019

	(in millions)
ASSETS
Cash and cash equivalents	$1,862	$3,794
Cash held at consolidated affiliated partnerships and restricted cash	2,687	1,151
Investments	6,910	9,945
Due from brokers	1,682	858
Accounts receivable, net	443	483
Inventories, net	1,536	1,795
Property, plant and equipment, net	4,297	4,454
Unrealized gain on derivative contracts	1,439	182
Goodwill	284	282
Intangible assets, net	400	431
Other assets	1,284	1,264
Total Assets	$22,824	$24,639
LIABILITIES AND EQUITY
Accounts payable	$663	$945
Accrued expenses and other liabilities	1,451	1,453
Deferred tax liability	578	639
Unrealized loss on derivative contracts	172	1,224
Securities sold, not yet purchased, at fair value	970	1,190
Due to brokers	1,971	54
Debt	8,149	8,195
Total liabilities	13,954	13,700

Commitments and contingencies (Note 16)

Equity:
Limited partner	4,124	6,328
General partner	(897)	(875)
Equity attributable to Icahn Enterprises Holdings	3,227	5,453
Equity attributable to non-controlling interests	5,643	5,486
Total equity	8,870	10,939
Total Liabilities and Equity	$22,824	$24,639

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Revenues:
Net sales	$1,764	$2,484	$4,950	$7,371
Other revenues from operations	163	170	460	504
Net loss from investment activities	(1,259)	(657)	(2,152)	(1,968)
Interest and dividend income	46	69	135	192
Gain on disposition of assets, net	7	249	5	256
Other income (loss), net	1	5	(27)	16
	722	2,320	3,371	6,371
Expenses:
Cost of goods sold	1,599	2,069	4,543	6,098
Other expenses from operations	127	141	369	409
Selling, general and administrative	289	352	888	1,027
Restructuring, net	1	4	8	15
Impairment	1	—	6	1
Interest expense	171	153	517	442
	2,188	2,719	6,331	7,992
Loss before income tax benefit	(1,466)	(399)	(2,960)	(1,621)
Income tax benefit	66	26	118	12
Loss from continuing operations	(1,400)	(373)	(2,842)	(1,609)
Loss from discontinued operations	—	—	—	(24)
Net loss	(1,400)	(373)	(2,842)	(1,633)
Less: net loss attributable to non-controlling interests	(686)	(324)	(1,043)	(693)
Net loss attributable to Icahn Enterprises Holdings	$(714)	$(49)	$(1,799)	$(940)

Net loss attributable to Icahn Enterprises Holdings from:
Continuing operations	$(714)	$(49)	$(1,799)	$(916)
Discontinued operations	—	—	—	(24)
	$(714)	$(49)	$(1,799)	$(940)
Net loss attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$(707)	$(49)	$(1,781)	$(931)
General partner	(7)	—	(18)	(9)
	$(714)	$(49)	$(1,799)	$(940)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Net loss	$(1,400)	$(373)	$(2,842)	$(1,633)
Other comprehensive income (loss), net of tax:
Translation adjustments	1	(3)	—	(4)
Post-retirement benefits and other	1	(1)	1	1
Other comprehensive income (loss), net of tax	2	(4)	1	(3)
Comprehensive loss	(1,398)	(377)	(2,841)	(1,636)
Less: Comprehensive loss attributable to non-controlling interests	(686)	(325)	(1,042)	(694)
Comprehensive loss attributable to Icahn Enterprises Holdings	$(712)	$(52)	$(1,799)	$(942)

Comprehensive loss attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$(705)	$(52)	$(1,781)	$(933)
General partner	(7)	—	(18)	(9)
	$(712)	$(52)	$(1,799)	$(942)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises Holdings
	General	Limited		Non-
	Partner’s	Partner’s	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(In millions)
Balance, December 31, 2019	$(875)	$6,328	$5,453	$5,486	$10,939
Net loss	(14)	(1,370)	(1,384)	(922)	(2,306)
Other comprehensive loss	—	(3)	(3)	—	(3)
Partnership distributions payable	(4)	(433)	(437)	—	(437)
Partnership contributions	—	7	7	—	7
Investment segment contributions from non-controlling interests	—	—	—	1,241	1,241
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(23)	(23)
Changes in subsidiary equity and other	—	(4)	(4)	—	(4)
Balance, March 31, 2020	(893)	4,525	3,632	5,782	9,414
Net income	3	296	299	565	864
Other comprehensive income	—	1	1	1	2
Partnership distributions payable reversal	4	433	437	—	437
Partnership distributions	(5)	(456)	(461)	—	(461)
Partnership contributions	—	19	19	—	19
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(13)	(13)
Changes in subsidiary equity and other	1	1	2	(2)	—
Balance, June 30, 2020	(890)	4,819	3,929	6,333	10,262
Net loss	(7)	(707)	(714)	(686)	(1,400)
Other comprehensive income	—	2	2	—	2
Partnership distributions	—	(32)	(32)	—	(32)
Partnership contributions	—	35	35	—	35
Changes in subsidiary equity and other	—	7	7	(4)	3
Balance, September 30, 2020	$(897)	$4,124	$3,227	$5,643	$8,870

	Equity Attributable to Icahn Enterprises Holdings
	General	Limited		Non-
	Partner’s	Partner’s	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(In millions)
Balance, December 31, 2018	$(864)	$7,452	$6,588	$6,420	$13,008
Net loss	(4)	(390)	(394)	(270)	(664)
Partnership distributions payable	(4)	(387)	(391)	—	(391)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(30)	(30)
Changes in subsidiary equity and other	1	63	64	(307)	(243)
Balance, March 31, 2019	(871)	6,738	5,867	5,813	11,680
Net loss	(5)	(492)	(497)	(99)	(596)
Other comprehensive income	—	1	1	—	1
Partnership distributions payable reversal	4	387	391	—	391
Partnership distributions	(1)	(54)	(55)	—	(55)
Partnership contributions	—	10	10	—	10
Investment segment contributions from non-controlling interests	—	—	—	70	70
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(26)	(26)
Changes in subsidiary equity and other	1	2	3	(3)	—
Balance, June 30, 2019	(872)	6,592	5,720	5,755	11,475
Net loss	—	(49)	(49)	(324)	(373)
Other comprehensive loss	—	(3)	(3)	(1)	(4)
Partnership distributions	(1)	(59)	(60)	—	(60)
Partnership contributions	—	25	25	—	25
Investment segment contributions from non-controlling interests	—	—	—	150	150
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(34)	(34)
Changes in subsidiary equity and other	—	(3)	(3)	(31)	(34)
Balance, September 30, 2019	$(873)	$6,503	$5,630	$5,515	$11,145

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019

	(in millions)
Cash flows from operating activities:
Net loss	$(2,842)	$(1,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	—	24
Net loss from securities transactions	2,777	314
Purchases of securities	(1,480)	(3,885)
Proceeds from sales of securities	3,756	2,133
Payments to cover securities sold, not yet purchased	(2,291)	(451)
Proceeds from securities sold, not yet purchased	1,547	142
Changes in receivables and payables relating to securities transactions	1,080	609
Gain on disposition of assets, net	(5)	(256)
Depreciation and amortization	379	389
Deferred taxes	(59)	(84)
Other, net	79	(2)
Changes in unrealized gains/losses on derivative contracts	(2,309)	800
Changes in other operating assets and liabilities	92	32
Net cash provided by (used in) operating activities	724	(1,868)
Cash flows from investing activities:
Capital expenditures	(155)	(195)
Turnaround expenditures	(158)	(24)
Acquisition of businesses, net of cash acquired	(2)	(52)
Purchases of investments	(317)	(50)
Proceeds from sale of investments	55	458
Proceeds from disposition of businesses and assets	23	491
Other, net	3	3
Net cash (used in) provided by investing activities	(551)	631
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	1	220
Partnership contributions	61	35
Partnership distributions	(493)	(83)
Purchase of additional interests in consolidated subsidiaries	—	(241)
Dividends and distributions to non-controlling interests in subsidiaries	(36)	(90)
Proceeds from Holding Company senior unsecured notes	866	1,757
Repayments of Holding Company senior unsecured notes	(1,350)	(1,700)
Proceeds from subsidiary borrowings	1,644	565
Repayments of subsidiary borrowings	(1,244)	(597)
Other, net	(17)	(3)
Net cash used in financing activities	(568)	(137)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(1)	(2)
Add back change in cash and restricted cash of assets held for sale	—	(83)
Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents	(396)	(1,459)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	4,945	5,338
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$4,549	$3,879

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Description of Business

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2020. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 92.0% of Icahn Enterprises’ outstanding depositary units as of September 30, 2020.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $4.1 billion and $4.3 billion as of September 30, 2020 and December 31, 2019, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy has a general partner interest in each of CVR Refining and CVR Partners. In addition, CVR Energy is the sole limited partner of CVR Refining and owns approximately 35% of the outstanding common units of CVR Partners as of September 30, 2020. As of September 30, 2020, we owned approximately 70.8% of the total outstanding common stock of CVR Energy.

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

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. As of September 30, 2020, we owned approximately 78.6% of the total outstanding common stock of Viskase.

In October 2020, Viskase completed an equity private placement whereby we acquired an additional 50,000,000 shares of Viskase common stock for $100 million. In connection with this transaction, our ownership of Viskase increased to approximately 89.0%.

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

Real Estate

Our Real Estate operations consist primarily of rental real estate, property development and associated club activities, and hotel, timeshare and casino operations. Our rental real estate operations consist primarily of office and industrial properties. Our property development operations focus primarily on the construction and sale of single-family homes in subdivisions and planned communities and the acquisition of raw land for residential development. Our property development locations also operate golf and club operations. Our Real Estate segment’s hotel, timeshare and casino operations consist of a resort property in Aruba as well as a casino property in Atlantic City, New Jersey, which ceased operations in 2014 prior to our obtaining control of the property.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Home Fashion

We conduct our Home Fashion segment through our wholly owned subsidiary, WestPoint Home LLC (“WPH”). WPH’s business consists of manufacturing, sourcing, marketing, distributing and selling home fashion consumer products.

Mining

We conducted our Mining segment through our majority owned subsidiary, Ferrous Resources Ltd. (“Ferrous Resources”). Ferrous Resources acquired certain rights to iron ore mineral resources in Brazil and developed mining operations and related infrastructure to produce and sell iron ore products to the global steel industry. On August 1, 2019, we closed on the previously announced sale of Ferrous Resources. Our proportionate share of the cash proceeds from the sale, net of adjustments, was $451 million during the third quarter of 2019. As a result of the sale of Ferrous Resources, our Mining segment recorded a pretax gain on disposition of assets of $252 million in the third quarter of 2019. Prior to the sale of Ferrous Resources, we owned approximately 77.2% of its total outstanding common stock. Subsequent to the sale, we no longer operate an active Mining segment.

2.  Basis of Presentation and Summary of Significant Accounting Policies

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

	September 30,	December 31,
	2020	2019

	(in millions)
Cash and cash equivalents	$49	$42
Cash held at consolidated affiliated partnerships and restricted cash	2,650	989
Investments	6,177	9,207
Due from brokers	1,682	858
Accounts receivable, net	20	35
Inventories, net	46	48
Property, plant and equipment, net	1,062	1,123
Unrealized gain on derivative contracts	1,433	182
Intangible assets, net	237	251
Other assets	31	49
Accounts payable	25	25
Accrued expenses and other liabilities	71	98
Unrealized loss on derivative contracts	172	1,215
Securities sold, not yet purchased, at fair value	970	1,190
Due to brokers	1,971	54
Debt	634	633

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of September 30, 2020 was approximately $8.1 billion and $8.1 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2019 was approximately $8.2 billion and $7.6 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $2,365 million and $86 million as of September 30, 2020 and December 31, 2019, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.

Our restricted cash balance was $322 million and $1,065 million as of September 30, 2020 and December 31, 2019, respectively. Restricted cash primarily relates to our Investment segment’s cash pledged and held for margin requirements on derivative transactions.

Long-Lived Assets

As of September 30, 2020, our Energy segment had not identified the existence of an impairment indicator for its long-lived asset groups as outlined in U.S. GAAP, as declines in profits are largely due to the economic environment and other external factors which are currently viewed as temporary declines in the market. From a long-term perspective, over the useful life of each asset group, our Energy segment continues to expect positive cash flows and earnings.

Revenue From Contracts With Customers and Contract Balances

Due to the nature of our business, we derive revenue from various sources in various industries. With the exception of all of our Investment segment’s and our Holding Company’s revenues, and our Real Estate segment’s leasing revenue, our revenue is generally derived from contracts with customers. Such revenue from contracts with customers is included in net sales and other revenues from operations in the condensed consolidated statements of operations, however, our Real Estate segment’s leasing revenue, as disclosed in Note 9, “Leases,” is also included in other revenues from operations. Related contract assets are included in accounts receivable, net or other assets and related contract liabilities are included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Our disaggregation of revenue information includes our net sales and other revenues from operations for each of our reporting segments as well as additional disaggregation of revenue information for our Energy and Automotive segments. See Note 12, “Segment Reporting,” for our complete disaggregation of revenue information. In addition, we

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

disclose additional information with respect to revenue from contracts with customers and contract balances for our Energy and Automotive segments below.

Energy

Our Energy segment’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $12 million and $28 million as of September 30, 2020 and December 31, 2019, respectively. For the nine months ended September 30, 2020 and 2019, our Energy segment recorded revenue of $27 million and $68 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

As of September 30, 2020, our Energy segment had $7 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize approximately $1 million of these performance obligations as revenue by the end of 2020 and the remaining balance thereafter.

Automotive

Our Automotive segment has deferred revenue with respect to extended warranty plans of $41 million and $42 million as of September 30, 2020 and December 31, 2019, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For the nine months ended September 30, 2020 and 2019, our Automotive segment recorded revenue of $19 million and $17 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period, and which includes $6 million and $5 million recognized during the three months ended September 30, 2020 and 2019, respectively.

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

3.  Related Party Transactions

Our second amended and restated agreement of limited partnership expressly permits us to enter into transactions with our general partner or any of its affiliates, including buying or selling properties from or to our general partner and any of its affiliates and borrowing and lending money from or to our general partner and any of its affiliates, subject to limitations contained in our partnership agreement and the Delaware Revised Uniform Limited Partnership Act. The indentures governing our indebtedness contain certain covenants applicable to transactions with affiliates.

Investment Funds

During the nine months ended September 30, 2020, Mr. Icahn and his affiliates (excluding us) contributed $1,241 million to the Investment Funds consisting primarily of in-kind investments previously held directly by Mr. Icahn and his affiliates (excluding us). During the three and nine months ended September 30, 2019, Mr. Icahn and his affiliates (excluding us) invested $150 million and $220 million, respectively, in the Investment Funds. As of September 30, 2020 and December 31, 2019, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.8 billion and $4.5 billion, respectively, representing approximately 54% and 51% of the Investment Funds’ assets under management as of each respective date.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended September 30, 2020 and 2019, $2 million and $4 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement and for the nine months ended September 30, 2020 and 2019, such allocation was $(1) million and $6 million, respectively. For the nine months ended September 30, 2020, the allocation was reduced by $8 million relating to certain compensation arrangements.

Hertz Global Holdings, Inc. and 767 Auto Leasing LLC

As discussed in Note 4, “Investments,” the Investment Funds had an investment in the common stock of Hertz Global Holdings, Inc. (“Hertz”) measured at fair value that would have otherwise been subject to the equity method of accounting (until sold in the second quarter of 2020). Icahn Automotive provides services to Hertz in the ordinary course of business. Revenue from Hertz was $20 million and $40 million, for the nine months ended September 30, 2020 and 2019, respectively.

In addition to our transactions with Hertz disclosed above, in January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Leasing the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, as amended, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement had an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises’ audit committee. Due to the nature of our involvement with 767 Leasing, which includes Icahn Enterprises and Icahn Enterprises Holdings guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing is a variable interest entity. Furthermore, we determined that we are not the primary beneficiary as we do not have the power to direct the activities of 767 Leasing that most significantly impact its economic performance. Therefore, we do not consolidate the results of 767 Leasing. Our exposure to loss with respect to 767 Leasing is primarily limited to our direct investment in 767 Leasing as well as any payment obligations of 767 Leasing that we guarantee, which are not material as of September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, 767 Leasing had total assets of $58 million and $121 million, respectively, and total liabilities of $0 million and $1 million, respectively, which represents a payable to Icahn Automotive in connection with a shared services agreement. For each of the three and nine months ended September 30, 2020, 767 Leasing distributed $55 million to us. For the three and nine months ended September 30, 2019, we invested $5 million and $50 million, respectively, in 767 Leasing. For the three months ended September 30, 2020 and 2019, we had equity (losses) earnings from our investment in 767 Leasing of $(1) million and $5 million, respectively. For the nine months ended September 30, 2020 and 2019, we had equity (losses) earnings from our investment in 767 Leasing of $(6) million and $8 million, respectively. As of September 30, 2020 and December 31, 2019, we had an equity method investment in 767 Leasing of $60 million and $120 million, respectively, which we report in our Automotive segment.

Insight Portfolio Group LLC

Insight Portfolio Group LLC (“Insight Portfolio Group”) was an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises Holdings had a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

subsidiaries of ours, including CVR Energy, Viskase, PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses. A number of other entities with which Mr. Icahn has a relationship also had minority equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group’s operating expenses. Insight Portfolio Group ceased operations effective January 1, 2020. For the nine months ended September 30, 2019, we and certain of our subsidiaries paid certain of Insight Portfolio Group’s operating expenses of $2 million.

4.  Investments

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

	September 30,	December 31,
	2020	2019

	(in millions)
Assets
Investments:
Equity securities:
Basic materials	$—	$281
Consumer, non-cyclical	1,136	2,085
Consumer, cyclical	1,776	2,427
Energy	1,884	1,717
Technology	1,207	2,425
Industrial	74	127
	6,077	9,062
Corporate debt securities	100	145
	$6,177	$9,207
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Basic materials	$—	$209
Consumer, non-cyclical	254	29
Consumer, cyclical	450	379
Energy	266	124
Financial	—	152
Technology	—	217
Communication	—	80
	$970	$1,190

The portion of unrealized gains (losses) that relates to securities still held by our Investment segment, primarily equity securities, was $(535) million and $(513) million for the three months ended September 30, 2020 and 2019, respectively, and $(1,560) million and $(99) million for nine months ended September 30, 2020 and 2019, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

After considering specific facts and circumstances, including the collective ownership in entities by the Investment Funds and affiliates of Mr. Icahn, as well as their collective representation on each of the boards of directors, we have determined that we had the ability to exercise significant influence over the operating and financial policies of certain investees below. The following table summarizes our direct ownership in such investees as well as certain financial information with respect to such investees in our condensed consolidated financial statements.

	Voting	Fair Value of		Gains (Losses)
	Interests	Investment		Recognized in Income
	September 30,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2020	2019	2020	2019	2020	2019

		(in millions)
Herbalife Nutrition Ltd.	15.5%	$957	$1,343	$90	$(138)	$132	$(594)
Hertz Global Holdings, Inc.	—	—	551	—	(29)	(637)	39
Caesars Entertainment Corporation	—	—	1,243	31	26	49	301
		$957	$3,137	$121	$(141)	$(456)	$(254)

Each of these investees file annual, quarterly and current reports, and proxy and information statements with the SEC. During the second quarter of 2020, the Investment Funds sold their entire investment in Hertz. Prior to the sale of its investment in Hertz, the Investment Funds owned approximately 38.9% of the outstanding common stock of Hertz. During the third quarter of 2020, the Investment Funds sold their entire investment in Caesars Entertainment Corporation (“Caesars”). Prior to the sale of their investment in Caesars, the Investment Funds owned approximately 16.7% of the outstanding common stock of Caesars. Due to the nature of our Investment segment’s operations, the sales of Hertz and Caesars are deemed to be in the ordinary course of business.

In addition, in August 2020, the Investment Funds sold a portion of their interest in Herbalife Nutrition Ltd. (“Herbalife”) pursuant to Herbalife’s “modified Dutch auction” tender offer to purchase its common shares, and as a result, the Investment Funds ceased their ability to exercise significant influence over the operating and financial policies of Herbalife. Prior to this transaction, the Investment Funds owned approximately 23.8% of the outstanding common stock of Herbalife.

The following table contains summarized financial information for Herbalife, which was a significant subsidiary as defined by SEC regulations, as if Herbalife was consolidated in our financial statements during the period in which we possessed the ability to exercise significant influence over their operating and financial policies.

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

	(in millions)
Net sales	$2,609	$3,657
Cost of goods sold	518	728
Net income (loss)	161	254
Net income (loss) attributable to shareholders	161	254

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	September 30,	December 31,
	2020	2019

	(in millions)
Equity method investments	$140	$201
Other investments (measured at fair value)	593	537
	$733	$738

The portion of unrealized gains (losses) that relates to equity securities still held by our other segments and Holding Company was $(93) million and $42 million for the three months ended September 30, 2020 and 2019, respectively, and $(259) million and $(438) million for the nine months ended September 30, 2020 and 2019, respectively.

5.  Fair Value Measurements

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 4)	$6,400	$157	$201	$6,758	$9,448	$281	$3	$9,732
Derivative contracts, at fair value (Note 6)	—	1,439	—	1,439	—	182	—	182
	$6,400	$1,596	$201	$8,197	$9,448	$463	$3	$9,914
Liabilities
Securities sold, not yet purchased (Note 4)	$970	$—	$—	$970	$1,190	$—	$—	$1,190
Derivative contracts, at fair value (Note 6)	—	172	—	172	—	1,224	—	1,224
Other liabilities	—	83	2	85	—	7	6	13
	$970	$255	$2	$1,227	$1,190	$1,231	$6	$2,427

Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value

The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Nine Months Ended September 30,
	2020	2019

	(in millions)
Balance at January 1	$3	$372
Transfer in from Level 2	136	—
Net gains recognized in income	—	89
Purchases	63	—
Sales	—	(458)
Other	(1)	—
Balance at September 30	$201	$3

During 2020, we transferred a certain debt investment from Level 2 to Level 3 due to the reduction in market observable sources occurring during the period. We determined the fair value of this debt investment based on our expectations of its realization. At the beginning of 2019, we had a certain equity investment which was considered a Level 3 investment due to unobservable market data and was measured at fair value on a recurring basis. We determined the fair value of this investment based on recent market transactions. During the first quarter of 2019, we sold this equity investment in its entirety.

Refer to Note 8, “Goodwill and Intangible Assets, Net,” for discussion of our goodwill impairment considerations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.  Financial Instruments

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds’ derivative instruments with credit-risk-related contingent features that are in a liability position as of September 30, 2020 and December 31, 2019 was $0 million and $266 million, respectively.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	September 30, 2020		December 31, 2019
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$—	$2,022	$806	$13,113
Credit contracts(1)	—	2,501	—	622
(1)	The short notional amount on our credit default swap positions was approximately $6.2 billion at September 30, 2020. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $2.5 billion as of September 30, 2020. The short notional amount on our credit default swap positions was approximately $4.7 billion as of December 31, 2019. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $622 million as of December 31, 2019.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Asset Derivatives		Liability Derivatives
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019

	(in millions)
Equity contracts	$—	$291	$172	$1,058
Credit contracts	1,433	—	—	266
Sub-total	1,433	291	172	1,324
Netting across contract types(1)	—	(109)	—	(109)
Total(1)	$1,433	$182	$172	$1,215
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at September 30, 2020 and December 31, 2019 was $285 million and $903 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Equity contracts	$(657)	$(213)	$(886)	$(1,464)
Credit contracts	121	(52)	1,511	(184)
Commodity contracts	—	3	—	(6)
	$(536)	$(262)	$625	$(1,654)
(1)	Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment.

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

As of September 30, 2020 and December 31, 2019, CVR Refining had open forward purchase and sale commitments for 6 million barrels and 5 million barrels, respectively, of Canadian crude oil priced at fixed differentials that are not considered probable of physical settlement and are accounted for as derivatives. As of September 30, 2020, CVR Refining had open fixed-price commitments to purchase a net 62 million RINs.

Certain derivative contracts executed by our Energy segment with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. As of September 30, 2020

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

and December 31, 2019, our Energy segment had net asset derivatives of $6 million and net liability derivatives of $8 million, respectively. Gains recognized on derivatives for our Energy segment were $5 million and $18 million for the three months ended September 30, 2020 and 2019, respectively, and $70 million and $38 million for the nine months ended September 30, 2020 and 2019, respectively. Gains recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

7.  Inventories, Net

Inventories, net consists of the following:

	September 30,	December 31,
	2020	2019

	(in millions)
Raw materials	$169	$206
Work in process	84	94
Finished goods	1,283	1,495
	$1,536	$1,795

During the first quarter of 2020, our Energy segment had inventories, net with a carrying value in excess of net realizable value. As a result, our Energy segment recorded a write-down of its inventories of $58 million, which is included in cost of goods sold in the condensed consolidated statements of operations for the nine months ended September 30, 2020. The write-down represents the difference between the carrying value of inventories accounted for using the first-in-first-out method and selling prices for refined products subsequent to March 31, 2020.

8.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	September 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$341	$(87)	$254	$336	$(87)	$249
Food Packaging	6	—	6	6	—	6
Metals	4	—	4	4	—	4
Home Fashion	23	(3)	20	23	—	23
	$374	$(90)	$284	$369	$(87)	$282

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible assets, net consists of the following:

	September 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$397	$(170)	$227	$397	$(155)	$242
Other	273	(162)	111	274	(147)	127
	$670	$(332)	$338	$671	$(302)	$369

Indefinite-lived intangible assets			$62			$62
Intangible assets, net			$400			$431

Amortization expense associated with definite-lived intangible assets was $10 million and $10 million for the three months ended September 30, 2020 and 2019, respectively, and $31 million and $31 million for the nine months ended September 30, 2020 and 2019, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

During the first quarter of 2020, due to the COVID-19 pandemic and its impact on our Automotive segment’s operations, we performed an interim goodwill impairment analysis. At such time, our Automotive segment had $249 million of goodwill, all of which was allocated to its Service reporting unit. Based on the interim impairment analysis, we determined that the fair value of our Automotive segment’s Service reporting unit was significantly in excess of its carrying value and therefore, no impairment is required.

During the second quarter of 2020, our Home Fashion segment impaired a portion of its goodwill in the amount of $3 million.

9.  Leases

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Right-of-use assets and lease liabilities are as follows:

	September 30,	December 31,
	2020	2019

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$576	$624
Lease liabilities (accrued expenses and other liabilities)	594	647

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	68	77
Lease liabilities (debt)	83	93

Additional information with respect to our operating leases as of September 30, 2020 and December 31, 2019 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of September 30, 2020	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$42	$41	3.3 years	5.5%
Automotive	454	476	4.7 years	5.7%
Food Packaging	32	36	11.2 years	7.4%
Other segments and Holding Company	48	41
	$576	$594

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2019	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$48	$48	3.7 years	5.6%
Automotive	501	527	5.2 years	5.7%
Food Packaging	34	38	11.7 years	7.4%
Other segments and Holding Company	41	34
	$624	$647

For the three months ended September 30, 2020 and 2019, lease cost was comprised of (i) operating lease cost of $52 million and $48 million, respectively, (ii) amortization of financing lease right-of-use assets of $3 million and $4 million, respectively, and (iii) interest expense on financing lease liabilities of $1 million and $2 million respectively. For the nine months ended September 30, 2020 and 2019, lease cost was comprised of (i) operating lease cost of $155 million and $145 million, respectively, (ii) amortization of financing lease right-of-use assets of $9 million and $10 million, respectively, and (iii) interest expense on financing lease liabilities of $5 million and $6 million respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Our Automotive segment accounted for $129 million and $122 million of total lease cost for the nine months ended September 30, 2020 and 2019, respectively.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of September 30, 2020 and December 31, 2019, our Real Estate segment has assets leased to others included in property, plant and equipment of $223 million and $222 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $8 million for each of the three months ended September 30, 2020 and 2019, and $24 million and $25 million for the nine months ended September 30, 2020 and 2019, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

10.  Debt

Debt consists of the following:

	September 30,	December 31,
	2020	2019

	(in millions)
Holding Company:
5.875% senior unsecured notes due 2022	$—	$1,345
6.250% senior unsecured notes due 2022	1,209	1,211
6.750% senior unsecured notes due 2024	499	498
4.750% senior unsecured notes due 2024	1,107	498
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	999	747
	5,812	6,297
Reporting Segments:
Energy	1,690	1,195
Automotive	333	405
Food Packaging	258	268
Metals	23	7
Real Estate	2	2
Home Fashion	28	18
	2,334	1,895
Total Debt	$8,146	$8,192

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The New Notes and the related guarantee are the senior unsecured obligations of the Issuers and rank equally with all of the Issuers’ and the Guarantor’s existing and future senior unsecured indebtedness and senior to all of the Issuers’ and the Guarantor’s existing and future subordinated indebtedness. The New Notes and the related guarantees are effectively subordinated to the Issuers’ and the Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness. The New Notes and the related guarantees are also effectively subordinated to all indebtedness and other liabilities of the Issuers’ subsidiaries other than the Guarantor.

The indentures governing the New Notes restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the New Notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.

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

Food Packaging

In October 2020, Viskase entered into a credit agreement providing for a $150 million term loan and a $30 million revolving credit facility. The proceeds from the new term loan, plus cash received from Viskase’s equity private placement in October 2020, as discussed in Note 1, “Description of Business,” were used to repay in full Viskase’s existing term loan. The new term loan and credit facility mature in 2023.

Covenants

All of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were $2 million and $1 million for the three months ended September 30, 2020 and 2019, respectively, and $4 million and $5 million for the nine months ended September 30, 2020 and 2019, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.  Net Income Per LP Unit

The components of the computation of basic and diluted income (loss) per LP unit of Icahn Enterprises are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions, except per unit amounts)
Net loss attributable to Icahn Enterprises from continuing operations	$(714)	$(49)	$(1,799)	$(917)
Net loss attributable to Icahn Enterprises from continuing operations allocated to limited partners (98.01% allocation)	$(700)	$(48)	$(1,763)	$(899)
Net loss attributable to Icahn Enterprises from discontinued operations allocated to limited partners (98.01% allocation)	$—	$—	$—	$(23)

Basic and diluted loss per LP unit:
Continuing operations	$(3.14)	$(0.24)	$(8.12)	$(4.56)
Discontinued operations	—	—	—	(0.12)
Basic and diluted loss per LP unit	$(3.14)	$(0.24)	$(8.12)	$(4.68)
Basic and diluted weighted average LP units outstanding	223	202	217	197

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

On August 4, 2020, Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units.

As a result of the above distributions declared, during the nine months ended September 30, 2020, Icahn Enterprises distributed an aggregate 16,885,069 depositary units to unitholders electing to receive depositary units, of which an aggregate of 16,542,180 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, during the three and nine months ended September 30, 2020, aggregate cash distributions to all depositary unitholders was $483 million, primarily due to Mr. Icahn and his affiliates’ significant ownership of Icahn Enterprises’ depositary units.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

2019 At-The-Market Offering

On May 2, 2019, Icahn Enterprises announced the commencement of its “at-the-market” offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, during the term of the program ending on March 31, 2021, for up to $400 million in aggregate sale proceeds. During the three and nine months ended September 30, 2020, Icahn Enterprises sold 637,352 and 1,118,596 depositary units, respectively, pursuant to this agreement, resulting in gross proceeds of $34 million and $60 million, respectively. For the three and nine months ended September 30, 2019, Icahn Enterprises sold 349,699 and 487,223 depositary units resulting in gross proceeds of $24 million and $34 million, respectively. As of September 30, 2020, Icahn Enterprises may sell its depositary units for up to an additional $285 million in aggregate sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of the program.

2017 Incentive Plan

During the three and nine months ended September 30, 2019, Icahn Enterprises distributed 4,817 and 18,304 depositary units, respectively, net of payroll withholdings, with respect to certain restricted depositary units and deferred unit awards that vested during the period in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”). There were no distributions during the three and nine months ended September 30, 2020. The aggregate impact of the 2017 Incentive Plan is not material with respect to our condensed consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

12.  Segment Reporting

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2020
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,005	$513	$105	$83	$5	$53	$—	$—	$1,764
Other revenues from operations	—	—	147	—	—	16	—	—	—	163
Net loss from investment activities	(1,166)	(68)	—	—	—	—	—	—	(25)	(1,259)
Interest and dividend income	38	3	—	—	—	1	—	—	4	46
(Loss) gain on disposition of assets, net	—	—	(1)	—	1	7	—	—	—	7
Other (loss) income, net	(2)	3	(1)	—	1	—	—	—	—	1
	(1,130)	943	658	105	85	29	53	—	(21)	722
Expenses:
Cost of goods sold	—	1,040	351	84	78	4	42	—	—	1,599
Other expenses from operations	—	—	115	—	—	12	—	—	—	127
Selling, general and administrative	2	27	223	13	3	5	10	—	6	289
Restructuring, net	—	—	1	—	—	—	—	—	—	1
Impairment	—	—	—	—	1	—	—	—	—	1
Interest expense	51	31	2	3	—	—	—	—	84	171
	53	1,098	692	100	82	21	52	—	90	2,188
(Loss) income from continuing operations before income tax benefit (expense)	(1,183)	(155)	(34)	5	3	8	1	—	(111)	(1,466)
Income tax benefit (expense)	—	35	8	(1)	—	—	—	—	24	66
Net (loss) income from continuing operations	(1,183)	(120)	(26)	4	3	8	1	—	(87)	(1,400)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(640)	(47)	—	1	—	—	—	—	—	(686)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(543)	$(73)	$(26)	$3	$3	$8	$1	$—	$(87)	$(714)
Supplemental information:
Capital expenditures	$—	$24	$9	$4	$1	$1	$1	$—	$—	$40
Depreciation and amortization	$—	$86	$24	$6	$4	$4	$2	$—	$—	$126

	Three Months Ended September 30, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,622	$596	$98	$82	$6	$51	$29	$—	$2,484
Other revenues from operations	—	—	148	—	—	22	—	—	—	170
Net (loss) gain from investment activities	(699)	—	—	—	—	—	—	—	42	(657)
Interest and dividend income	50	1	—	—	—	1	—	—	17	69
(Loss) gain on disposition of assets, net	—	(3)	—	—	—	—	—	252	—	249
Other income, net	—	5	5	(6)	—	—	—	(1)	2	5
	(649)	1,625	749	92	82	29	51	280	61	2,320
Expenses:
Cost of goods sold	—	1,440	409	80	84	5	43	8	—	2,069
Other expenses from operations	—	—	125	—	—	16	—	—	—	141
Selling, general and administrative	5	36	271	15	3	4	12	2	4	352
Restructuring, net	—	—	1	2	1	—	—	—	—	4
Impairment	—	—	—	—	—	—	—	—	—	—
Interest expense	27	27	5	3	1	—	1	1	88	153
	32	1,503	811	100	89	25	56	11	92	2,719
(Loss) income from continuing operations before income tax (expense) benefit	(681)	122	(62)	(8)	(7)	4	(5)	269	(31)	(399)
Income tax (expense) benefit	—	(30)	14	(4)	—	—	—	1	45	26
Net (loss) income from continuing operations	(681)	92	(48)	(12)	(7)	4	(5)	270	14	(373)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(339)	13	—	(2)	—	—	—	4	—	(324)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(342)	$79	$(48)	$(10)	$(7)	$4	$(5)	$266	$14	$(49)
Supplemental information:
Capital expenditures	$—	$30	$20	$2	$3	$2	$2	$4	$—	$63
Depreciation and amortization	$—	$88	$25	$5	$5	$4	$2	$—	$—	$129

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2020
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$2,811	$1,468	$306	$203	$22	$140	$—	$—	$4,950
Other revenues from operations	—	—	414	—	—	46	—	—	—	460
Net loss from investment activities	(1,893)	(20)	—	—	—	—	—	—	(239)	(2,152)
Interest and dividend income	107	10	—	—	—	1	—	—	17	135
(Loss) gain on disposition of assets, net	—	(2)	(1)	—	1	7	—	—	—	5
Other (loss) income, net	(7)	(5)	(6)	(9)	1	—	3	—	(4)	(27)
	(1,793)	2,794	1,875	297	205	76	143	—	(226)	3,371
Expenses:
Cost of goods sold	—	2,934	1,036	243	202	17	111	—	—	4,543
Other expenses from operations	—	—	339	—	—	30	—	—	—	369
Selling, general and administrative	(1)	88	671	38	11	31	30	—	20	888
Restructuring, net	—	—	8	—	—	—	—	—	—	8
Impairment	—	—	—	—	1	2	3	—	—	6
Interest expense	145	93	9	10	1	—	1	—	258	517
	144	3,115	2,063	291	215	80	145	—	278	6,331
(Loss) income from continuing operations before income tax benefit (expense)	(1,937)	(321)	(188)	6	(10)	(4)	(2)	—	(504)	(2,960)
Income tax benefit (expense)	—	85	39	(3)	—	—	—	—	(3)	118
Net (loss) income from continuing operations	(1,937)	(236)	(149)	3	(10)	(4)	(2)	—	(507)	(2,842)
Less: net loss from continuing operations attributable to non-controlling interests	(947)	(96)	—	—	—	—	—	—	—	(1,043)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(990)	$(140)	$(149)	$3	$(10)	$(4)	$(2)	$—	$(507)	$(1,799)
Supplemental information:
Capital expenditures	$—	$101	$25	$10	$3	$10	$4	$—	$2	$155
Depreciation and amortization	$—	$256	$72	$19	$13	$13	$6	$—	$—	$379

	Nine Months Ended September 30, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Mining	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$4,794	$1,736	$290	$270	$17	$134	$130	$—	$7,371
Other revenues from operations	—	—	445	—	—	59	—	—	—	504
Net loss from investment activities	(1,619)	—	—	—	—	—	—	—	(349)	(1,968)
Interest and dividend income	132	3	—	—	—	1	—	1	55	192
(Loss) gain on disposition of assets, net	—	5	(2)	—	1	—	—	252	—	256
Other (loss) income, net	(1)	10	12	(8)	—	2	—	(1)	2	16
	(1,488)	4,812	2,191	282	271	79	134	382	(292)	6,371
Expenses:
Cost of goods sold	—	4,229	1,190	230	269	14	115	51	—	6,098
Other expenses from operations	—	—	368	—	—	41	—	—	—	409
Selling, general and administrative	10	107	779	44	11	16	31	15	14	1,027
Restructuring, net	—	—	3	9	3	—	—	—	—	15
Impairment	—	—	—	1	—	—	—	—	—	1
Interest expense	66	80	15	12	1	—	1	4	264	443
	76	4,416	2,355	296	284	71	147	70	278	7,993
(Loss) income from continuing operations before income tax (expense) benefit	(1,564)	396	(164)	(14)	(13)	8	(13)	312	(570)	(1,622)
Income tax (expense) benefit	—	(98)	36	(2)	—	1	—	(1)	76	12
Net (loss) income from continuing operations	(1,564)	298	(128)	(16)	(13)	9	(13)	311	(494)	(1,610)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(779)	77	—	(3)	—	—	—	12	—	(693)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(785)	$221	$(128)	$(13)	$(13)	$9	$(13)	$299	$(494)	$(917)
Supplemental information:
Capital expenditures	$—	$85	$42	$12	$20	$18	$4	$14	$—	$195
Depreciation and amortization	$—	$265	$73	$19	$14	$13	$5	$—	$—	$389

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

Disaggregated revenue for our Energy segment net sales is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Petroleum products	$926	$1,533	$2,551	$4,476
Nitrogen fertilizer products	79	89	260	318
	$1,005	$1,622	$2,811	$4,794

Automotive

Disaggregated revenue for our Automotive segment net sales and other revenues from operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Automotive services	$327	$356	$913	$1,028
Aftermarket parts sales	333	388	969	1,153
	$660	$744	$1,882	$2,181

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

	September 30, 2020
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$13	$672	$55	$12	$2	$18	$3	$1,087	$1,862
Cash held at consolidated affiliated partnerships and restricted cash	2,650	7	—	1	2	9	5	13	2,687
Investments	6,177	199	60	—	—	15	—	459	6,910
Accounts receivable, net	—	133	108	95	54	13	40	—	443
Inventories, net	—	266	1,068	92	28	—	82	—	1,536
Property, plant and equipment, net	—	2,785	873	155	111	300	66	7	4,297
Goodwill and intangible assets, net	—	243	379	30	10	2	20	—	684
Other assets	3,127	332	617	121	34	133	19	22	4,405
Total assets	$11,967	$4,637	$3,160	$506	$241	$490	$235	$1,588	$22,824
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$2,158	$1,009	$1,173	$190	$74	$54	$62	$115	$4,835
Securities sold, not yet purchased, at fair value	970	—	—	—	—	—	—	—	970
Debt	—	1,690	333	258	23	2	28	5,812	8,146
Total liabilities	3,128	2,699	1,506	448	97	56	90	5,927	13,951

Equity attributable to Icahn Enterprises	4,058	1,091	1,654	44	144	433	145	(4,339)	3,230
Equity attributable to non-controlling interests	4,781	847	—	14	—	1	—	—	5,643
Total equity	8,839	1,938	1,654	58	144	434	145	(4,339)	8,873
Total liabilities and equity	$11,967	$4,637	$3,160	$506	$241	$490	$235	$1,588	$22,824

	December 31, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$11	$652	$46	$22	$3	$53	$1	$3,006	$3,794
Cash held at consolidated affiliated partnerships and restricted cash	989	—	—	1	6	2	7	146	1,151
Investments	9,207	81	120	—	—	15	—	522	9,945
Accounts receivable, net	—	182	143	78	32	12	36	—	483
Inventories, net	—	373	1,215	100	32	—	75	—	1,795
Property, plant and equipment, net	—	2,888	916	161	122	299	68	—	4,454
Goodwill and intangible assets, net	—	258	382	30	11	8	24	—	713
Other assets	1,076	239	673	125	27	125	20	19	2,304
Total assets	$11,283	$4,673	$3,495	$517	$233	$514	$231	$3,693	$24,639
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,310	$1,180	$1,340	$196	$70	$38	$66	$115	$4,315
Securities sold, not yet purchased, at fair value	1,190	—	—	—	—	—	—	—	1,190
Debt	—	1,195	405	268	7	2	18	6,297	8,192
Total liabilities	2,500	2,375	1,745	464	77	40	84	6,412	13,697

Equity attributable to Icahn Enterprises	4,296	1,312	1,750	40	156	474	147	(2,719)	5,456
Equity attributable to non-controlling interests	4,487	986	—	13	—	—	—	—	5,486
Total equity	8,783	2,298	1,750	53	156	474	147	(2,719)	10,942
Total liabilities and equity	$11,283	$4,673	$3,495	$517	$233	$514	$231	$3,693	$24,639

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.  Income Taxes

For the three months ended September 30, 2020, we recorded an income tax benefit of $66 million on pre-tax loss from continuing operations of $1,466 million compared to an income tax benefit of $26 million on pre-tax loss from continuing operations of $399 million for the three months ended September 30, 2019. Our effective income tax rate was 4.5% and 6.5% for the three months ended September 30, 2020 and 2019, respectively.

For the three months ended September 30, 2020, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to changes in the valuation allowance and partnership loss for which there was no tax benefit, as such loss is allocated to the partners.

For the three months ended September 30, 2019, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership loss for which there was no tax benefit, as such loss is allocated to the partners.

For the nine months ended September 30, 2020, we recorded an income tax benefit of $118 million on pre-tax loss from continuing operations of $2,960 million compared to an income tax benefit of $12 million on pre-tax loss from continuing operations of $1,622 million for the nine months ended September 30, 2019. Our effective income tax rate was 4.0% and 0.7% for the nine months ended September 30, 2020 and 2019, respectively.

For the nine months ended September 30, 2020, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to changes in the valuation allowance and partnership loss for which there was no tax benefit, as such loss is allocated to the partners.

For the nine months ended September 30, 2019, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership loss for which there was no tax benefit, as such loss is allocated to the partners.

14.  Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits and
	of Tax	Other, Net of Tax	Total

	(in millions)
Balance, December 31, 2019	$(38)	$(50)	$(88)
Other comprehensive income before reclassifications, net of tax	—	—	—
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	1	1
Other comprehensive income, net of tax	—	1	1
Balance, September 30, 2020	$(38)	$(49)	$(87)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

15.  Other Income, Net

Other income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Equity earnings from non-consolidated affiliates	$2	$8	$—	$16
Foreign currency transaction loss	—	(6)	(9)	(7)
Non-service pension and other post-retirement benefits expense	—	(1)	—	(2)
Loss on extinguishment of debt	—	2	(12)	2
Other	(1)	2	(6)	7
	$1	$5	$(27)	$16

16.  Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities were $38 million and $34 million as of September 30, 2020 and December 31, 2019, respectively, primarily within our Metals and Energy segments and which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

On August 21, 2018, CVR Refining received a letter from the United States Department of Justice (the “DOJ”) on behalf of the Environmental Protection Agency (the “EPA”) and the Kansas Department of Health and Environment (“KDHE”) alleging violations of the Clean Air Act and a 2012 Consent Decree between CVR Refining, the United States (on behalf of the EPA) and KDHE at CVR Energy’s Coffeyville refinery. In April 2020, CVR Refining executed a tolling agreement with the DOJ and KDHE further extending time for negotiation regarding the alleged violations through June 30, 2020. In June and October 2020, CVR Refining received a demand letter and related documents from the EPA and KDHE seeking certain penalties in connection therewith. CVR Refining is evaluating this matter, including the dispute resolution and related provisions of the Consent Decree regarding such allegations. At this time, this matter has not had a material impact on our Energy segment’s financial position, results of operations or cash flows and CVR Energy cannot yet reasonably estimate the full impact that may result from this matter or any subsequent enforcement or litigation relating thereto.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended September 30, 2020 and 2019, our Energy segment recognized expenses of $36 million and a benefit of $2 million, respectively, for its compliance with the RFS and which is included in cost of goods sold in the condensed consolidated statements of operations. For the nine months ended September 30, 2020 and 2019, such expenses were $71 million and $31 million, respectively. Our Energy segment’s cost to comply with the RFS includes recognition of its biofuel blending obligation based on the purchased cost of RINs or the fair value of the obligation for which RINs have not been purchased, based on market prices at each reporting date and the valuation change of RINs acquired in excess of CVR Refining’s RFS obligation as of the reporting date.

Litigation

From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.

Energy

On April 6, 2020, CVR Energy, CVR Refining and its general partner, Icahn Enterprises and certain other affiliates and individuals were each named in a lawsuit filed in the United States Southern District of New York by purported former unitholders of CVR Refining, on behalf of themselves and an alleged class of similarly situated unitholders. This lawsuit primarily alleges violation of Section 10(b) of the Exchange Act and Rule 10b-5 and violation of Section 20(a) of the Exchange Act, and seeks monetary damages and attorneys’ fees, among other remedies, relating to CVR Energy’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner. CVR Energy believes this lawsuit is without merit and intends to vigorously defend against it. This lawsuit remains in the early stages of litigation. Accordingly, CVR Energy cannot determine at this time the outcome of this lawsuit, including whether the outcome of this matter would have a material impact on the its financial position, results of operations, or cash flows.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 92.0% of Icahn Enterprises’ outstanding depositary units as of September 30, 2020. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by ACF Industries LLC (“ACF”). All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the ACF plans have been met as of September 30, 2020. If the plans were voluntarily terminated, they would be underfunded by approximately $80 million as of September 30, 2020. These results are based on the most recent information provided by the plans’ actuary. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

The current underfunded status of the ACF pension plans requires them to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.

As discussed in Note 1, “Description of Business,” in October 2020, we increased our ownership in Viskase to approximately 89.0% and as a result, Viskase has become a member of the controlled group. Viskase is the sponsor of several pension plans. As members of the controlled group, we would be liable for any failure of Viskase to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase pension plans.

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

17.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Nine Months Ended September 30,
	2020	2019

	(in millions)
Cash payments for interest, net of amounts capitalized	$(382)	$(400)
Cash receipts (payments) for income taxes, net of payments	11	(58)
Non-cash Investment segment contributions from non-controlling interests	1,240	—

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

18.  Subsequent Events

Icahn Enterprises

LP Unit Distribution

On November 4, 2020, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about December 29, 2020 to depositary unitholders of record at the close of business on November 24, 2020. Depositary unitholders will have until December 17, 2020 to make an election to receive either cash or additional depositary units; if a unitholder does not make an election, it will automatically be deemed to have elected to receive the distribution in cash. Depositary unitholders who elect to receive additional depositary units will receive units valued at the volume weighted average trading price of the units on NASDAQ during the 5 consecutive trading days ending December 24, 2020. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive depositary units. Any unitholders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment.

Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn will serve as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl. C. Icahn. Additionally, Brett Icahn will provide certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement, as discussed below.

On October 1, 2020, we entered into a restricted unit agreement with Brett Icahn pursuant to the 2017 Incentive Plan whereby Brett Icahn was awarded a grant of 239,254 restricted depositary units of Icahn Enterprises which will vest over seven years, subject to the terms and conditions of that agreement. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2020 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 28, 2020.

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

Significant Transactions and Developments

Current Economic Conditions

In March 2020, the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic, and actions taken by governments and others in response thereto, has negatively impacted the global economy, financial markets, and the industries in which our subsidiaries operate. Our consolidated results of operations and financial condition have been impacted primarily by the volatility in the fair value of investments held by our Investment segment and the Holding Company (primarily unrealized) as well as declines in the global demand for refined products, especially gasoline and diesel fuels, with respect to our Energy segment. The impact on our businesses has also included the acceleration of selective planned store closures in our Automotive segment, lowering current year forecasts across various segments and recording write-downs to inventories. We believe that the current economic conditions will continue to impact our businesses through at least the remainder of the year. The extent and duration of the impact on our future results of operations, liquidity and financial condition is uncertain and may be significant. However, we believe that we and our subsidiaries have sufficient available liquidity to meet anticipated cash requirements for at least the next twelve months.

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

The comparability of our summarized consolidated financial results presented below is affected primarily by the sale of Ferrous Resources Ltd. (“Ferrous Resources”) in August 2019, the performance of the Investment Funds (as defined below), the results of operations of our Energy segment, impacted by the demand and pricing for its products, and our Holding Company’s realized and unrealized gains and losses on certain equity investments. Refer to our respective segment discussions and “Other Consolidated Results of Operations,” below for further discussion.

					Net Income (Loss) From
			Net Income (Loss) From		Continuing Operations
	Revenues		Continuing Operations		Attributable to Icahn Enterprises
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019

	(in millions)
Investment	$(1,130)	$(649)	$(1,183)	$(681)	$(543)	$(342)
Holding Company	(21)	61	(87)	14	(87)	14

Other Operating Segments:
Energy	943	1,625	(120)	92	(73)	79
Automotive	658	749	(26)	(48)	(26)	(48)
Food Packaging	105	92	4	(12)	3	(10)
Metals	85	82	3	(7)	3	(7)
Real Estate	29	29	8	4	8	4
Home Fashion	53	51	1	(5)	1	(5)
Mining	—	280	—	270	—	266
Other operating segments	1,873	2,908	(130)	294	(84)	279
Consolidated	$722	$2,320	$(1,400)	$(373)	$(714)	$(49)

					Net Income (Loss) From
			Net Income (Loss) From		Continuing Operations
	Revenues		Continuing Operations		Attributable to Icahn Enterprises
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019

	(in millions)
Investment	$(1,793)	$(1,488)	$(1,937)	$(1,564)	$(990)	$(785)
Holding Company	(226)	(292)	(507)	(494)	(507)	(494)

Other Operating Segments:
Energy	2,794	4,812	(236)	298	(140)	221
Automotive	1,875	2,191	(149)	(128)	(149)	(128)
Food Packaging	297	282	3	(16)	3	(13)
Metals	205	271	(10)	(13)	(10)	(13)
Real Estate	76	79	(4)	9	(4)	9
Home Fashion	143	134	(2)	(13)	(2)	(13)
Mining	—	382	—	311	—	299
Other operating segments	5,390	8,151	(398)	448	(302)	362
Consolidated	$3,371	$6,371	$(2,842)	$(1,610)	$(1,799)	$(917)

Investment

We invest our proprietary capital through various private investment funds (“Investment Funds”). As of September 30, 2020 and December 31, 2019, we had investments with a fair market value of approximately $4.0 billion and $4.3 billion, respectively, in the Investment Funds. As of September 30, 2020 and December 31, 2019, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $4.8 billion and $4.5 billion, respectively. During the nine months ended September 30, 2020, we invested $750 million in the Investment Funds, net of redemptions, and affiliates of Mr. Icahn (excluding us) contributed approximately $1.2 billion of primarily like-kind investments in the Investment Funds.

Our Investment segment’s results of operations are reflected in net income (loss) in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company and by Mr. Icahn and his affiliates. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of September 30, 2020.

For the three months ended September 30, 2020 and 2019, our Investment Funds’ returns were (11.8%) and (7.4%), respectively, and for the nine months ended September 30, 2020 and 2019, our Investment Funds’ returns were (18.8%) and (15.6%), respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses.

The following table sets forth the performance attribution for the Investment Funds’ returns.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Long positions	(3.0)%	(5.2)%	(20.4)%	4.2%
Short positions	(8.8)%	(2.3)%	1.6%	(20.0)%
Other	—%	0.1%	—%	0.2%
	(11.8)%	(7.4)%	(18.8)%	(15.6)%

The following table presents net income (loss) for our Investment segment for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Long positions	$(260)	$(487)	$(1,952)	$393
Short positions	(923)	(197)	10	(1,981)
Other	—	3	5	24
	$(1,183)	$(681)	$(1,937)	$(1,564)

Three Months Ended September 30, 2020 and 2019

For the three months ended September 30, 2020, the Investment Funds’ negative performance was driven by net losses in their short positions and, to a lesser extent, net losses in their long positions. The negative performance of our Investment segment’s short positions was driven primarily by the negative performance of broad market hedges of $677 million, losses from a consumer, non-cyclical sector investment of $156 million and the aggregate performance of various other short positions with net losses aggregating $161 million across various sectors. The negative performance of our Investment segment’s short positions was partially offset by net gains from its short exposure to commercial mortgage-backed securities through credit default swap contracts of $71 million. The negative performance of our Investment Segment’s long positions was driven by losses from an energy sector investment of $699 million, offset in part by gains from a consumer, cyclical sector investment of $257 million. Net losses in long positions were further offset in part by the aggregate performance of investments with net gains across various other sectors.

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

Nine Months Ended September 30, 2020 and 2019

For the nine months ended September 30, 2020, the Investment Funds’ negative performance was driven by net losses in their long positions. The negative performance of our Investment segment’s long positions was driven by losses from an energy sector investment of $758 million, a consumer, non-cyclical sector investment of $637 million and aggregate losses from two technology sector investments of $536 million. The aggregate performance of investments with net losses across various other sectors accounted for an additional negative performance of our Investment segment’s long positions. The negative performance of our Investment segment’s long positions was partially offset by net gains from a consumer, cyclical sector investment of $284 million. The performance of our Investment segment’s short positions was driven by the positive performance of their short exposure to commercial mortgage-backed securities through credit default swap contracts of approximately $1.4 billion, offset in part primarily by the negative performance of broad market hedges of $910 million and the aggregate performance of various other short positions with net losses across various sectors.

For the nine months ended September 30, 2019, the Investment Funds’ positive performance was driven by net gains in their long positions offset in part by net losses in their short positions. The positive performance of our Investment segment’s long positions was driven by gains from a consumer, non-cyclical sector investment and two energy sector investments with gains aggregating approximately $1.3 billion. The aggregate performance of investments with net gains across various other sectors accounted for an additional positive performance of our Investment segment’s long positions. Gains in long positions were offset in part by losses from a basic materials sector investment, a consumer, cyclical sector investment and a consumer, non-cyclical sector investment with losses aggregating $537 million. The negative performance of our Investment segment’s short positions was driven by the negative performance of broad market hedges of $650 million, offset in part by the aggregate performance of multiple short positions with net gains across various sectors.

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 91% and 93% of our Energy segment’s net sales for the nine months ended September 30, 2020 and 2019, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Net sales	$1,005	$1,622	$2,811	$4,794
Cost of goods sold	1,040	1,440	2,934	4,229
Gross margin	$(35)	$182	$(123)	$565

Three Months Ended September 30, 2020 and 2019

Net sales for our Energy segment decreased by approximately $617 million (38%) for the three months ended September 30, 2020 as compared to the comparable prior year period, primarily due to a decrease in our petroleum business’ net sales which decreased $607 million. The decrease in the petroleum business’ net sales was primarily due to a decrease in sales of distillates as well as a decrease in gasoline sales attributable to a decrease in volumes and unfavorable pricing conditions. These decreases were the result of reduced demand and excess supply attributable to the current market dynamics resulting from government actions to address the COVID-19 pandemic. Our nitrogen fertilizer business’ net sales decreased $10 million primarily due to a decrease in urea ammonium nitrate (“UAN”) sales due to unfavorable pricing, partially offset by an increase in volumes.

Cost of goods sold for our Energy segment decreased by $400 million (28%) for the three months ended September 30, 2020 as compared to the comparable prior year period. The decrease was primarily due to our petroleum business as a result of lower cost of consumed crude oil. The lower cost of consumed crude oil was due to a decrease in volumes, as discussed above, and lower crude oil prices offset in part by lower derivative gains of $5 million and a $38 million increase in the net cost of RINs. Gross margin for our Energy segment decreased by $217 million for the three months ended September 30, 2020 as compared to the comparable prior year period. Gross margin as a percentage of net sales was (3)% and 11% for the three months ended September 30, 2020 and 2019, respectively. The decrease in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to unfavorable market pricing and crack spreads as well as lower derivative gains over the comparable periods.

Nine Months Ended September 30, 2020 and 2019

Net sales for our Energy segment decreased by approximately $2.0 billion (41%) for the nine months ended September 30, 2020 as compared to the comparable prior year period, primarily due to a decrease in our petroleum business’ net sales which decreased approximately $1.9 billion. The decrease in the petroleum business’ net sales was primarily due to a decrease in gasoline sales as well as a decrease in sales of distillates attributable to a decrease in volumes and unfavorable pricing conditions. These decreases were the result of reduced demand and excess supply attributable to the current market dynamics resulting from government actions to address the COVID-19 pandemic. Additionally, during 2020, scheduled maintenance at one refinery has contributed to the decline in volumes. Our nitrogen fertilizer business’ net sales decreased $58 million primarily due to a decrease in UAN sales due to unfavorable pricing, partially offset by an increase in volumes.

Cost of goods sold for our Energy segment decreased by approximately $1.3 billion (31%) for the nine months ended September 30, 2020 as compared to the comparable prior year period. The decrease was primarily due to our petroleum business as a result of lower cost of consumed crude oil. The lower cost of consumed crude oil was due to a decrease in volumes resulting from the scheduled maintenance, as discussed above, and lower crude oil prices. Cost of goods sold for our petroleum business was also lower due to higher derivative gains of $54 million, offset in part by a $58 million write-down of inventory to net realizable value in the first quarter of 2020 and a $40 million increase in the net cost of RINs. Gross margin for our Energy segment decreased by $688 million for the nine months ended September 30, 2020 as compared to the comparable prior year period. Gross margin as a percentage of net sales was (4)% and 12% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to unfavorable market pricing and crack spreads, offset in part by higher derivative gains over the comparable periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions)
Net sales and other revenue from operations	$660	$744	$1,882	$2,181
Cost of goods sold and other expenses from operations	466	534	1,375	1,558
Gross margin	$194	$210	$507	$623

Three Months Ended September 30, 2020 and 2019

Net sales and other revenue from operations for our Automotive segment for the three months ended September 30, 2020 decreased by $84 million (11%) as compared to the comparable prior year period. The decrease was attributable to a decrease in aftermarket parts sales of $55 million (14%) and a decrease in automotive services revenues of $29 million (8%). On an organic basis, aftermarket parts sales decreased $7 million over the comparable periods due to a decrease in commercial sales of $6 million (2%) and a decrease in retail sales of $1 million (1%). Store closures related to the transformation plan accounted for another $48 million decrease in aftermarket parts sales. The decrease in automotive services revenues represents a decrease on a primarily organic basis. The COVID-19 pandemic, and the impacts of the actions taken by governments and others, have significantly contributed to the decline in revenues, in particular the automotive services revenues and commercial sales revenues which, until March 2020, were experiencing growth on an organic basis.

Cost of goods sold and other expenses from operations for the three months ended September 30, 2020 decreased by $68 million (13%) as compared to the comparable prior year period. The decrease was due to lower sales volumes as described above. Gross margin on net sales and other revenue from operations for the three months ended September 30, 2020 decreased by $16 million (8%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 29% and 28% for the three months ended September 30, 2020 and 2019, respectively. Due to the COVID-19 pandemic, our Automotive segment accelerated planned store closures, shifting our Automotive segment’s business from a majority attributable to aftermarket parts sales to a majority attributable to higher margin automotive services. This was offset in part by some margin rate contraction for its existing aftermarket parts businesses due to the effect of the shift in aftermarket parts sales from retail to commercial and the negative impacts from the COVID-19 pandemic.

Nine Months Ended September 30, 2020 and 2019

Net sales and other revenue from operations for our Automotive segment for the nine months ended September 30, 2020 decreased by $299 million (14%) as compared to the comparable prior year period. The decrease was attributable to a decrease in aftermarket parts sales of $184 million (16%) and a decrease in automotive services revenues of $115 million (11%). On an organic basis, aftermarket parts sales decreased $79 million over the comparable periods due to a decrease in commercial sales of $44 million (6%) and a decrease in retail sales of $35 million (12%). Store closures related to the transformation plan accounted for another $105 million decrease in aftermarket parts sales. The decrease in automotive services revenues represent a decrease on a primarily organic basis. The COVID-19 pandemic, and the impacts of the actions taken by governments and others, have significantly contributed to the decline in revenues, in particular the automotive services revenues and commercial sales revenues which, until March 2020, were experiencing growth on an organic basis.

Cost of goods sold and other expenses from operations for the nine months ended September 30, 2020 decreased by $183 million (12%) as compared to the comparable prior year period. The decrease was due to lower sales volumes as described above. Gross margin on net sales and other revenue from operations for the nine months ended September 30, 2020 decreased by $116 million (19%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 27% and 29% for the nine months ended September 30, 2020 and 2019, respectively. Our Automotive segment has experienced some margin rate contraction for its aftermarket parts businesses due to the effect of stores that were in the process of closing down and the shift in aftermarket parts sales from retail to commercial, as well as from the negative impact from the COVID-19 pandemic, as described above. This was offset in part by the acceleration of planned store closures, which resulted in a greater portion of our Automotive segment’s business being derived from higher margin automotive services, as described above.

Food Packaging

Our Food packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Three Months Ended September 30, 2020 and 2019

Net sales for the three months ended September 30, 2020 increased $7 million (7%) as compared to the comparable prior year period. The increase was due to an increase of $3 million in volumes, an increase of $3 million due to price and product mix and $1 million from the favorable effects of foreign exchange. Cost of goods sold for the three months ended September 30, 2020 increased by $4 million (5%) as compared to the comparable prior year period due to an increase in volumes. Gross margin as a percentage of net sales was 20% and 18% for the three months ended September 30, 2020 and 2019, respectively.

Nine Months Ended September 30, 2020 and 2019

Net sales for the nine months ended September 30, 2020 increased $16 million (6%) as compared to the comparable prior year period. The increase was due to an increase of $10 million in volumes and an increase of $8 million due to price and product mix, offset in part by $2 million from the unfavorable effects of foreign exchange. Cost of goods sold for the nine months ended September 30, 2020 increased by $13 million (6%) as compared to the comparable prior year period due to an increase in volumes. Gross margin as a percentage of net sales was 21% and 21% for the nine months ended September 30, 2020 and 2019, respectively.

Metals

The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the United States and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.

Three Months Ended September 30, 2020 and 2019

Net sales for the three months ended September 30, 2020 increased by $1 million (1%) compared to the comparable prior year period. Cost of goods sold for the three months ended September 30, 2020 decreased by $6 million (7%) compared to the comparable prior year period due to lower material costs. Gross margin as a percentage of net sales was 6% and (2)% for the three months ended September 30, 2020 and 2019, respectively, primarily due to higher material margins.

Nine Months Ended September 30, 2020 and 2019

Net sales for the nine months ended September 30, 2020 decreased by $67 million (25%) compared to the comparable prior year period due to lower shipping volumes and market selling prices for most grades of metal due to unfavorable market conditions driven by the impact of the COVID-19 pandemic. Cost of goods sold for the nine months ended September 30, 2020 decreased by $67 million (25%) compared to the comparable prior year period due to lower material costs due to lower volumes and market prices, as discussed above. Gross margin as a percentage of net sales was less than 1% for each of the nine months ended September 30, 2020 and 2019, respectively.

Real Estate

Real Estate revenues and expenses primarily include sales of residential units, results from club operations, rental operations, and hotel, timeshare and casino operations. Sales of residential units are included in net sales in our condensed consolidated statements of operations. Results from club and rental operations, and hotel, timeshare and casino operations are included in other revenues from operations in our condensed consolidated statements of operations. Revenue from our real estate operations for each of the three and nine months ended September 30, 2020 and 2019 were primarily derived from the sale of residential units and rental operations.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended September 30, 2020 and 2019

Net sales for the three months ended September 30, 2020 increased by $2 million (4%) compared to the comparable prior year period. Cost of goods sold for the three months ended September 30, 2020 decreased $1 million (2%) compared to the comparable prior year period due to a shift to lower cost products. Gross margin as a percentage of net sales was 21% and 16% for the three months ended September 30, 2020 and 2019, respectively. The increase is due to the reduction in sales to certain lower margin customers as well as the addition of newly added higher margin products.

Nine Months Ended September 30, 2020 and 2019

Net sales for the nine months ended September 30, 2020 increased by $6 million (4%) compared to the comparable prior year period due to a business acquired in the second quarter of 2019, which accounted for an increase of $21 million, offset in part by a $15 million decrease from existing businesses, primarily as a result of the current economic conditions. Cost of goods sold for the nine months ended September 30, 2020 decreased by $4 million (3%) compared to the comparable prior year period due to a decrease in sales from existing businesses, as discussed above, as well as a shift to lower cost products, offset in part by an increase from the acquired business. Gross margin as a percentage of net sales was 21% and 14% for the nine months ended September 30, 2020 and 2019, respectively. The increase is due to the reduction in sales to certain lower margin customers, the business acquired having higher margins than the existing businesses and due to the addition of newly added higher margin products.

Holding Company

Our Holding Company’s results of operations primarily reflect investment gains and losses from equity investments and the interest expense on its senior unsecured notes for each of the three and nine months ended September 30, 2020 and 2019.

Other Consolidated Results of Operations

Gain on Disposition of Assets, Net

In August 2019, we sold Ferrous Resources, resulting in a pretax gain on disposition of assets of $252 million for the three and nine months ended September 30, 2019.

Selling, General and Administrative

Three Months Ended September 30, 2020 and 2019

Our consolidated selling, general and administrative during the three months ended September 30, 2020 decreased by $62 million (18%) as compared the comparable prior year period primarily due to lower occupancy costs for various locations and other general and administrative costs due to the current market conditions for our Automotive segment as well as from our Energy segment due to lower deferred compensation costs.

Nine Months Ended September 30, 2020 and 2019

Our consolidated selling, general and administrative during the nine months ended September 30, 2020 decreased by $138 million (13%) as compared the comparable prior year period primarily due to (i) lower occupancy costs for various locations and other general and administrative costs due to the current market conditions for our Automotive segment, (ii) lower deferred compensation costs for our Energy segment and (iii) the sale of our former Mining segment in August 2019, offset in part by an increase attributable to our Real Estate segment primarily for the accrual of demolition costs relating to a property not in service.

Interest Expense

Three Months Ended September 30, 2020 and 2019

Our consolidated interest expense during the three months ended September 30, 2020 increased by $18 million (12%) as compared the comparable prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to an increase in average due to broker balances over the respective periods as well as higher interest expense from our Energy segment as a result of certain debt offerings in the first quarter of 2020.

Nine Months Ended September 30, 2020 and 2019

Our consolidated interest expense during the nine months ended September 30, 2020 increased by $74 million (17%) as compared the comparable prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to an increase in average due to broker balances over the respective periods as well as higher interest expense from our Energy segment as a result of certain debt offerings in the first quarter of 2020.

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

Liquidity and Capital Resources

Holding Company Liquidity

We are a holding company. Our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units will depend on the cash flow resulting from divestitures, equity and debt financings, interest income, returns on our interests in the Investment Funds and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include receipt of dividends and distributions from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt or distributions on our depositary units could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements.

As of September 30, 2020, our Holding Company had cash and cash equivalents of approximately $1.1 billion and total debt of approximately $5.8 billion. During the nine months ended September 30, 2020, we invested $750 million in the Investment Funds, net of redemptions. As of September 30, 2020, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.0 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

	September 30,	December 31,
	2020	2019

	(in millions)
5.875% senior unsecured notes due 2022	$—	$1,345
6.250% senior unsecured notes due 2022	1,209	1,211
6.750% senior unsecured notes due 2024	499	498
4.750% senior unsecured notes due 2024	1,107	498
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	999	747
	$5,812	$6,297

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

The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of September 30, 2020, except for the New 2024 Notes and the New 2027 Notes, are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.

As of September 30, 2020 and December 31, 2019, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of September 30, 2020, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness.

2019 At-The-Market Offering

On May 2, 2019, Icahn Enterprises announced the commencement of its “at-the-market” offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, during the term of the program ending on March 31, 2021, for up to $400 million in aggregate sale proceeds. During the nine months ended September 30, 2020, Icahn Enterprises sold 1,118,596 depositary units pursuant to this agreement, resulting in gross proceeds of $60 million. As of September 30, 2020, Icahn Enterprises may sell its depositary units for up to an additional $285 million in aggregate sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of the program.

LP Unit Distributions

During the nine months ended September 30, 2020, we declared three quarterly distributions aggregating $6.00 per depositary unit. In connection with these distributions, aggregate cash distributions to all depositary unitholders was $483 million, primarily due to Mr. Icahn and his affiliates’ significant ownership of Icahn Enterprises’ depositary units.

On November 4, 2020, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unitholder and will be paid on or about December 29, 2020 to depositary unitholders of record at the close of business on November 24, 2020.

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

Subsequent Events

In October 2020, in connection with Viskase’s equity private placement, we acquired an additional 50,000,000 shares of Viskase common stock for $100 million.

Investment Segment Liquidity

During the nine months ended September 30, 2020, we invested $750 million in the Investment Funds, net of redemptions, and affiliates of Mr. Icahn (excluding us) contributed approximately $1.2 billion of primarily like-kind investments in the Investment Funds. In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of September 30, 2020, the Investment Funds’ had a net long notional exposure of 8%. The Investment Funds’ long exposure was 70% (69% long equity and 1% long credit) and its short exposure was 62% (34% short equity and 28% short credit and other). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at September 30, 2020.

The Investment Funds’ 70% long exposure was comprised of the fair value of its long positions (with certain adjustments). Of the Investment Funds’ 62% short exposure, 11% was comprised of the fair value of its short positions and 51% was comprised of short broad market index swap derivative contracts and short credit default swap contracts.

With respect to both our long positions that are not notionalized (70% long exposure) and our short positions that are not notionalized (11% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other short positions (51% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	September 30,	December 31,
	2020	2019

	(in millions)
Energy	$672	$652
Automotive	55	46
Food Packaging	12	22
Metals	2	3
Real Estate	18	53
Home Fashion	3	1
	$762	$777

Segment Borrowings and Availability

Segment debt consists of the following:

	September 30,	December 31,
	2020	2019

	(in millions)
Energy	$1,690	$1,195
Automotive	333	405
Food Packaging	258	268
Metals	23	7
Real Estate	2	2
Home Fashion	28	18
	$2,334	$1,895

Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of September 30, 2020, all of our subsidiaries were in compliance with all debt covenants.

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

In October 2020, Viskase entered into a credit agreement providing for a $150 million term loan and a $30 million revolving credit facility. The proceeds from the new term loan, plus cash received from the equity private placement in October 2020, as discussed in Note 1, “Description of Business,” were used to repay in full Viskase’s existing term loan. The new term loan and credit facility mature in 2023.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

September 30,
2020
(in millions)
Energy	$418
Automotive	132
Food Packaging	6
Metals	25
Home Fashion	10
$591

The above outstanding debt and borrowing availability with respect to each of our continuing operating segments reflects third-party obligations.

Subsidiary Dividends

In view of the uncertainty of the depth and extent of the contraction in oil demand due to the COVID-19 pandemic, combined with the weaker commodity price environment, CVR Energy has remained focused on safe and reliable operations, cash conservation and protecting its balance sheet. As a result of these factors, and in light of the uncertainty of the current economic environment as well as potential future cash requirements of CVR Energy, the Board of Directors of CVR Energy approved a reduction in its cash dividend for the first quarter of 2020 and elected not to declare a cash dividend for the second and third quarters of 2020. These decisions support CVR Energy’s continued

focus on financial discipline through a balanced approach of stockholder distributions and strategic investments while providing the flexibility to weather the uncertain environment. The Board of Directors of CVR Energy will continue to evaluate the economic environment, CVR Energy’s cash needs, and other applicable factors, and may elect to make additional changes to CVR Energy’s dividend in future periods.

Subsidiary Stock Repurchase Program

On October 23, 2019, the Board of Directors of CVR Energy approved a stock repurchase program which would enable it to repurchase up to $300 million of its common stock from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The stock repurchase program has a duration of four years, which may be terminated by the Board of Directors of CVR Energy at any time. Repurchases, if any, including the timing, price and amount, may be made at the discretion of CVR Energy management and CVR Energy is not obligated to make any repurchases. CVR Energy did not repurchase any shares of its common stock as of September 30, 2020. Due to the market and oil price volatility, coupled with the current economic conditions, CVR Energy does not currently intend to repurchase any stock if these, and other, conditions continue.

On May 6, 2020, the Board of Directors of CVR Partners’ general partner approved a unit repurchase program which would enable it to repurchase up to $10 million of its common units from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. During 2020, CVR Partners repurchased common units on the open market at a cost of $2 million. As of September 30, 2020, CVR Partners has $8 million remaining under its unit repurchase program.

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

	(in millions)
Holding Company	$(266)	$(867)	$(919)	$(270)	$893	$1
Investment	912	—	751	(2,264)	—	220

Other Operating Segments:
Energy	62	(396)	361	653	(73)	(556)
Automotive	19	41	(51)	(81)	(98)	184
Food Packaging	8	(10)	(7)	(11)	(12)	(4)
Metals	(20)	(1)	16	5	(31)	9
Real Estate	14	(3)	(39)	12	(18)	(17)
Home Fashion	(5)	(4)	9	(5)	(32)	38
Mining	—	—	—	93	(14)	4
Other operating segments	78	(373)	289	666	(278)	(342)
Total before eliminations	724	(1,240)	121	(1,868)	615	(121)
Eliminations	—	689	(689)	—	16	(16)
Consolidated	$724	$(551)	$(568)	$(1,868)	$631	$(137)

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

Holding Company

Our Holding Company’s cash flows from operating activities for each of the nine months ended September 30, 2020 and 2019 were primarily attributable to our semi-annual interest payments on our senior unsecured notes. The decrease in interest payments over the comparable periods is due to the timing of the payment of the semi-annual interest as our recent debt transactions resulted in a change in certain interest payment dates as well as a lower weighted average interest rate over the comparative periods.

Our Holding Company’s cash flows from investing activities for the nine months ended September 30, 2020 were primarily due to our investment in the Investment Funds of $750 million (net of redemptions), aggregate purchases of investments for $177 million and net contributions and loans to our operating subsidiaries of $63 million, including a net investment in our Automotive segment of $60 million. This was offset in part by net cash dividends and distributions from our Energy and Real Estate segments aggregating $124 million. Our Holding Company’s cash flows from investing activities for the nine months ended September 30, 2019 were primarily due to our sale of a certain equity investment for which we received $458 million, the sale of Ferrous Resources for which we received $451 million and the sale of our direct investment in CVR Refining to CVR Energy for $60 million. During the nine months ended September 30, 2019, we also received net cash dividends and distributions from our Energy and Real Estate segments aggregating $176 million and we had aggregate investments in our Automotive segment of $221 million and an investment in our Home Fashion segment of $31 million.

Our Holding Company’s cash flows from financing activities for the nine months ended September 30, 2020 included the issuances of additional senior unsecured notes and proceeds from our “at-the-market” offering, offset in part by the repayment of senior unsecured notes and related fees and expenses, as described above, as well as payments on our aggregate quarterly distributions. Our Holding Company’s cash flows from financing activities for the nine months ended September 30, 2019 included the issuances of additional senior unsecured notes and proceeds from our “at-the-market” offering, offset in part by payments on our aggregate quarterly distributions.

Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Our Investment segment’s cash flows from financing activities for the nine months ended September 30, 2020 were attributable to our investment in the Investment Funds of $750 million, net of redemptions, and $1 million from Mr. Icahn and his affiliates (excluding us). Our Investment segment’s cash flows from financing activities for the nine months ended September 30, 2019 were attributable to Mr. Icahn and his affiliates’ (excluding us) investments in the Investment Funds of $220 million.

Other Operating Segments

Our other operating segments’ cash flows from operating activities included net cash flows from operating activities before changes in operating assets and liabilities of $6 million and $559 million for the nine months ended September 30, 2020 and 2019, respectively. The change in cash flows from operating activities for the nine months ended September 30, 2020 as compared to the comparable prior year period was primarily due to a decline in the operating results of our Energy segment as well as unfavorable changes in working capital also attributable to our Energy segment, offset in part by an increase in working capital for our Automotive segment due to inventory reductions over the comparable periods. In addition, our cash flows from operating activities decreased by $93 million as a result of the exclusion of Ferrous Resources in 2020, which was sold in August 2019.

Our other operating segments’ cash flows from investing activities were primarily due to the purchase of investments of $140 million in 2020 compared to $50 million in 2019 and due to capital expenditures of $155 million in 2020 and $195 million in 2019, primarily within our Energy and Automotive segments for both periods. In addition, our Energy segment had payments for scheduled turnaround expenses of $158 million in 2020 compared to $24 million in 2019. Our other operating segments also had net payments for the acquisitions of businesses in 2020 of $2 million, net of cash acquired, compared to $52 million, net of cash acquired in 2019.

Our other operating segments’ cash flows from financing activities were primarily due to our Energy segment. In 2020, our Energy segment had net proceeds from senior debt transactions of $500 million and in 2019 our Energy segment had payments to acquire the remaining common units of CVR Refining not already owned by CVR Energy of $301 million, including $60 million paid to our Holding Company for our direct ownership in CVR Refining. In addition, our other operating segments also had net distributions to our Holding Company of $61 million for the nine months ended September 30, 2020 compared to net contributions of $76 million form our Holding Company for the nine months ended September 30, 2019, as described above. For the nine months ended September 30, 2020 and 2019, our Energy segment had distributions to non-controlling interests of $36 million and $90 million, respectively.

Consolidated Capital Expenditures

Our Energy segment accounts for a significant portion of our capital expenditures. As a result of the current economic conditions, our Energy segment revised its planned capital expenditures down approximately 10% for 2020, which is subject to further change due to unanticipated changes in the cost, scope, and completion time for capital projects. Although other subsidiaries of ours have curtailed their capital expenditures, there have been no other material changes to our planned capital expenditures as compared to the estimated capital expenditures for 2020 reported in our Annual Report on Form 10-K for the year ended December 31, 2019. However, such estimated capital expenditures are subject to further revisions due to the uncertainty of the scope and duration of the impact of the current economic conditions.

Consolidated Contractual Commitments and Contingencies

There have been no material changes to our contractual commitments and contingencies during the nine months ended September 30, 2020 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2020 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Issued Accounting Standards

Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements for a discussion of recent accounting pronouncements applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of September 30, 2020, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $618 million, $97 million and $612 million, respectively. However, as of September 30, 2020, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 46% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 54% of the change in fair value.

Item 4. Controls and Procedures

As of September 30, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and Icahn Enterprises Holdings’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our joint Annual Report on Form 10-K for the year ended December 31, 2019, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2020, we implemented a plan of remediation that includes a more formalized process, quarterly discussions with the Investment Segment and Legal Departments and a detailed review performed on the analysis. During the first three quarters of 2020, our plan of remediation was in place and operating as designed. However, the material weakness will not be considered remediated until the applicable control operates for a sufficient period of time and management has concluded, through testing, that this control is operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except for the risk factors disclosed below, there were no material changes to our risk factors during the nine months ended September 30, 2020 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019. In particular, see the risk factors: “We are a holding company and dependent upon the businesses of our subsidiaries to satisfy our obligations”; “To service our indebtedness, we will require a significant amount of cash”; “Our ability to maintain our current cash position or generate cash depends on many factors beyond our control”; “We have made significant investments in the Investment Funds and negative performance of the Investment Funds may result in a significant decline in the value of our investments”; “We need qualified personnel to manage and operate our various businesses”; “Global economic conditions may have adverse impacts on our businesses and financial condition”; and “Our Energy segment’s businesses are, and commodity prices are, cyclical and highly volatile, which could have a material adverse effect on our results of operations, financial condition and cash flows.”

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

As of September 30, 2020, our top five holdings in the Investment Funds had a market value of approximately $4.3 billion, which represented approximately 48% of our assets under management for the Investment Segment. Our largest holding at September 30, 2020 was Herbalife Ltd. (“Herbalife”), which had a market value of $957 million, and represented approximately 11% of our assets under management for the Investment Segment. Therefore, a significant decline in the fair market values of our larger positions may have a material adverse impact on our consolidated financial position, results of operations or cash flows and the trading price of our depositary units. For example, Herbalife previously disclosed in its public filings that the SEC and the Department of Justice (the “DOJ”) have been conducting investigations into Herbalife’s compliance with the Foreign Corrupt Practices Act (the “FCPA”) in China, which are mainly focused on Herbalife’s China external affairs expenditures, its China business activities, the adequacy of and compliance with Herbalife’s internal controls in China, and the accuracy of Herbalife’s books and records relating to its China operations. Herbalife has cooperated with the SEC and DOJ and has reached resolutions with each of them. On August 28, 2020, the SEC accepted Herbalife’s offer of settlement and issued an administrative order finding that Herbalife violated the books and records and internal controls provisions of the FCPA. In addition, on August 28, 2020, Herbalife and the DOJ separately entered into a court-approved deferred prosecution agreement (“DPA”), under which the DOJ deferred criminal prosecution of Herbalife for a period of three years related to a conspiracy to violate the books and records provisions of the FCPA. Among other things, Herbalife is required to undertake compliance self-reporting obligations for the three-year term of the respective agreements with the SEC and the DOJ. If Herbalife remains in compliance with the DPA during its three-year term, the deferred charge against Herbalife will be dismissed with prejudice. In addition, Herbalife agreed to pay the SEC and the DOJ aggregate penalties, disgorgement and prejudgment interest of approximately $123 million. Certain of the companies in our Investment Funds file annual, quarterly and current reports with the SEC, which are publicly available, and contain additional risk factors with respect to such companies.

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

Item 6. Exhibits

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

Date: November 6, 2020

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Ted Papapostolou
Ted Papapostolou, Chief Accounting Officer

Date: November 6, 2020