Form 10-K
period 2020-12-31
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2021-02-26
CIK 813762, 1034563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

⌧   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

◻  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

16690 Collins Avenue, PH-1

Sunny Isles Beach, FL 33160

(305) 422-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Depositary Units of Icahn Enterprises L.P. Representing Limited Partner Interests	IEP	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Icahn Enterprises L.P. Yes ⌧ No ◻	Icahn Enterprises Holdings L.P. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Icahn Enterprises L.P. Yes ◻ No ⌧	Icahn Enterprises Holdings L.P. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Icahn Enterprises L.P. Yes ⌧ No ◻	Icahn Enterprises Holdings L.P. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Icahn Enterprises L.P. Yes ⌧ No ◻	Icahn Enterprises Holdings L.P. Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check One):

Icahn Enterprises L.P.					Icahn Enterprises Holdings L.P.
Large Accelerated Filer	⌧	Accelerated Filer	◻		Large Accelerated Filer	◻	Accelerated Filer	◻
Non-accelerated Filer	◻	Smaller Reporting Company		☐	Non-accelerated Filer	⌧	Smaller Reporting Company		☐
Emerging Growth Company◻					Emerging Growth Company◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Icahn Enterprises L.P. Yes ◻ No ⌧	Icahn Enterprises Holdings L.P. Yes ◻ No ⌧

The aggregate market value of Icahn Enterprises’ depositary units held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of depositary units on the Nasdaq Global Select Market (“Nasdaq”) on such date was $860 million. As of February 26, 2021, there were 241,338,835 of Icahn Enterprises’ depositary units outstanding.

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

i

SUMMARY RISK FACTORS

Investing in our securities involves certain risks. Before investing in any of our securities, you should carefully consider the following summary of the principal factors that make an investment in our securities speculative or risky as well as the risks described under the caption “Risk Factors,” under Item 1A of this Report. If any of these risks actually occurs, it could have a material adverse effect on our businesses. The risks described below and under the caption “Risk Factors,” under Item 1A of this Report are not the only risks that affect our businesses. Additional risks that are unknown or not presently deemed significant may also have a material adverse effect on our businesses. The following is a summary of our risk factors that appear in Item 1A of this Report.

Risks Relating to Our Structure

●	Our general partner, and its control person, has significant influence over us;
●	We have engaged, and in the future may engage, in transactions with our affiliates;
●	We are subject to the risk of becoming an investment company;
●	We may structure transactions in a less advantageous manner to avoid becoming subject to the Investment Company Act;
●	We may become taxable as a corporation if we are no longer treated as a partnership for U.S. federal income tax purposes;
●	We may be negatively impacted by the potential for changes in tax laws;
●	Holders of depositary units may be required to pay tax on their share of our income even if they did not receive cash distributions from us;
●	Tax gain or loss on the disposition of our depositary units could be more or less than expected;
●	Tax-exempt entities may recognize unrelated business taxable income they receive from holding our units, and may face other unique issues specific to their U.S. federal income tax classification;
●	Non-U.S. persons face unique tax issues from owning units that may result in adverse tax consequences to them, including being subject to withholding regimes and U.S. federal income tax on certain income they may earn from holding our units;
●	We may be liable for any underwithholding by nominees of our distributions made after January 2022;
●	Our unitholders likely will be subject to state and local taxes and return filing or withholding requirements in states in which they do not live as a result of investing in our units;
●	We prorate our items of income, gain, loss and deduction between transferors and transferees of our units based upon the ownership of our units at the close of business on the last day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders;
●	A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, such unitholder would no longer be treated for U.S. federal income tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition;
●	If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it (and some states) may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available to service debt or pay distributions to our unitholders, if and when resumed, could be substantially reduced;
●	We may be subject to the pension liabilities of our affiliates;
●	We are a limited partnership and a ‘‘controlled company’’ within the meaning of the Nasdaq rules and as such are exempt from certain corporate governance requirements;
●	Certain members of our management team may be involved in other business activities that may involve conflicts of interest;
●	Holders of Icahn Enterprises’ depositary units have limited voting rights, including rights to participate in our management;
●	Holders of Icahn Enterprises’ depositary units may not have limited liability in certain circumstances and may be personally liable for the return of distributions that cause our liabilities to exceed our assets; and
●	Since we are a limited partnership, you may not be able to pursue legal claims against us in U.S. federal courts.

Risks Relating to Liquidity and Capital Requirements

●	We are a holding company and depend on the businesses of our subsidiaries to satisfy our obligations;
●	To service our indebtedness, we will require a significant amount of cash. Our ability to maintain our current cash position or generate cash depends on many factors beyond our control;
●	Our failure to comply with the covenants contained under any of our debt instruments, including the indentures governing our senior unsecured notes (including our failure to comply as a result of events beyond our control), could result in an event of default that would materially and adversely affect our financial condition;
●	We may not have sufficient funds necessary to finance a change of control offer that may be required by the indentures governing our senior notes;
●	We have made significant investments in the Investment Funds and negative performance of the Investment Funds may result in a significant decline in the value of our investments; and
●	Future cash distributions to Icahn Enterprises’ unitholders, if any, can be affected by numerous factors.

Risks Relating to Our Investment Segment

●	Our investments may be subject to significant uncertainties;
●	The historical financial information for the Investment Funds is not necessarily indicative of its future performance;
●	The Investment Funds’ investment strategy involves numerous and significant risks, including the risk that we may lose some or all of our investments in the Investment Funds. This risk may be magnified due to concentration of investments and investments in undervalued securities;
●	We may not be able to identify suitable investments, and our investments may not result in favorable returns or may result in losses;
●	Successful execution of our activist investment activities involves many risks, certain of which are outside of our control;
●	The Investment Funds make investments in companies we do not control;
●	The use of leverage in investments by the Investment Funds may pose a significant degree of risk and may enhance the possibility of significant loss in the value of the investments in the Investment Funds;
●	The possibility of increased regulation could result in additional burdens on our Investment segment;
●	The ability to hedge investments successfully is subject to numerous risks;
●	The Investment Funds invest in distressed securities, as well as bank loans, asset backed securities and mortgage backed securities; and
●	The Investment Funds may invest in companies that are based outside of the United States, which may expose the Investment Funds to additional risks not typically associated with investing in companies that are based in the United States.

Risks Relating to our Consolidated Operating Subsidiaries

Our consolidated operating subsidiaries are subject to various risks, including but not limited to:

●	Changes in regulations and regulatory actions;
●	Operational disruptions, damage to property, injury to persons or environmental and legal liability;
●	Environmental laws and regulations;
●	Volatility of commodity prices;
●	Compliance with the U.S. Environmental Protection Agency Renewable Fuel Standard;
●	Climate change laws and regulations;
●	Operations in foreign countries; and
●	Significant labor disputes involving any of our businesses or one or more of their customers or suppliers.

ICAHN ENTERPRISES L.P.

ICAHN ENTERPRISES HOLDINGS L.P.

PART I

Item 1. Business

Business Overview

Icahn Enterprises L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) is a limited partnership formed in Delaware on February 17, 1987. Icahn Enterprises and Icahn Enterprises Holdings are headquartered in Sunny Isles Beach, Florida. References to “we,” “our” or “us” herein include both Icahn Enterprises and Icahn Enterprises Holdings and their subsidiaries, unless the context otherwise requires.

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2020. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. Mr. Icahn and his affiliates owned approximately 92% of Icahn Enterprises’ outstanding depositary units as of December 31, 2020.

We are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate, Home Fashion and, as of December 2020, Pharma.

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

Our business strategy and core strengths, and certain other business developments, are not disclosed in this Report since they are not materially different from prior disclosures, as described in Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020, and which is incorporated by reference herein.

Business Description

Icahn Enterprises began as American Real Estate Partners L.P. in 1987 and currently operates a portfolio of eight diversified reporting segments. With the exception of our Investment segment, our operating segments primarily comprise independently operated businesses that we have obtained a controlling interest in through execution of our business strategy. Our Investment segment derives revenues from gains and losses from investment transactions. Our other operating segments derive revenues principally from net sales of various products, primarily within our Energy and Automotive segments, which together accounted for the significant majority of our consolidated net sales for each of the three years in the period ended December 31, 2020. Our other operating segments’ revenues are also derived through various other revenue streams which primarily consists of automotive services and real estate leasing operations. The majority of our consolidated revenues are derived from customers in the United States. Our Food Packaging segment, and prior to August 2019, our Mining segment, accounted for the majority of our consolidated revenues derived from customers outside the United States.

Holding Company

We seek to invest our available cash and cash equivalents in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses. As of December 31, 2020, we had investments with a fair market value of approximately $4.3 billion in the Investment Funds, as defined below. In addition, as of December 31, 2020, our Holding Company had various other investments, primarily equity investments, aggregating $366 million.

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. We, certain of Mr. Icahn’s wholly-owned affiliates and Brett Icahn, son of Mr. Icahn, are the sole investors in the Investment Funds. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors.

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

The Investment Funds often act as activist investors ready to take the steps necessary to seek to unlock value, including through tender offers, proxy contests and demands for management accountability. The Investment Funds may employ a number of strategies and are permitted to invest across a variety of industries and types of securities, including long and short equities, long and short bonds, bank debt and other corporate obligations, options, swaps and other derivative instruments thereof, risk arbitrage and capital structure arbitrage and other special situations. The Investment Funds invest a material portion of their capital in publicly traded equity and debt securities of companies that they believe to be undervalued by the marketplace. The Investment Funds often take significant positions in the companies in which they invest.

Income

Our Investment segment’s income or loss is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Funds allocated to the Investment Funds are based on the net contributions and redemptions by our Holding Company, by Mr. Icahn and his affiliates and by Brett Icahn.

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

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is headquartered in Sugar Land, Texas. CVR Energy is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC that are publicly available.

CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of ammonia and urea ammonium nitrate (“UAN”). CVR Energy has a general partner interest in each of CVR Refining and CVR Partners. In addition, CVR Energy is the sole limited partner of CVR Refining and owns 36% of the outstanding common units of CVR Partners as of December 31, 2020.

As of December 31, 2020, we owned approximately 71% of the total outstanding common stock of CVR Energy.

Our Energy segment’s net sales for the years ended December 31, 2020, 2019 and 2018 represented approximately 58%, 65% and 67%, respectively, of our consolidated net sales, primarily from the sale of its petroleum products.

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

Environmental Regulations

CVR Energy’s petroleum and nitrogen fertilizer businesses are subject to extensive and frequently changing federal, state and local, environmental, health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, and the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline, diesel fuels, UAN and ammonia. These laws and regulations, their underlying regulatory requirements, and the enforcement thereof, impact the petroleum business and operations and the nitrogen fertilizer business and operations by imposing:

●	restrictions on operations or the need to install enhanced or additional controls;
●	liability for the investigation and remediation of contaminated soil and groundwater at current and former facilities (if any) and for off-site waste disposal locations; and

●	specifications for the products marketed by the petroleum business and the nitrogen fertilizer business, primarily gasoline, diesel fuel, UAN and ammonia.

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

Icahn Automotive was formed by us to invest in and operate businesses involved in automotive repair and maintenance services (“automotive services”) as well as the distribution and sale of automotive aftermarket parts and accessories to end-user do-it-yourself customers, wholesale distributors, and professional auto mechanics (“aftermarket parts”). Icahn Automotive’s automotive services and aftermarket parts businesses serve different customer channels and have distinct strategies, opportunities and requirements. As a result, the board of directors of Icahn Automotive has approved the separation of its aftermarket parts and automotive services businesses into two independent operating companies, each with its own Chief Executive Officer and management teams, and both of which are supported by a central shared service group. Our Automotive segment also includes our separate equity method investment in 767 Auto Leasing, LLC (“767 Leasing”), a joint venture created by us to purchase vehicles for lease. Although 767 Leasing is separate from Icahn Automotive, we include it as a component of our Automotive segment due to the nature of the joint venture activities.

Our Automotive segment’s net sales for the years ended December 31, 2020, 2019 and 2018 represented approximately 28%, 24% and 22%, respectively, of our consolidated net sales.

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

Suppliers

Icahn Automotive purchases parts from manufacturers and other distributors for sale in the aftermarket. Purchases are made based on current inventory or operational needs and are fulfilled by suppliers within short periods of time. During 2020, Icahn Automotive’s ten largest suppliers accounted for approximately 51% of the merchandise purchased and its two largest suppliers accounted for more than 25% of the merchandise purchased. Icahn Automotive believes that the relationships that it has established with its suppliers are generally positive. In the past, Icahn Automotive has not experienced difficulty in obtaining satisfactory sources of supply and it believes that adequate alternative sources of supply exist, at similar cost, for the types of merchandise sold in its stores.

Other Operating Segments

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. Approximately 70% of Viskase’s net sales during 2020 were derived from customers outside the United States.

In October 2020, Viskase completed an equity private placement whereby we acquired an additional 50,000,000 shares of Viskase common stock for $100 million. In connection with this transaction, our ownership of Viskase increased from approximately 79% to 89%.

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

Real Estate

Our Real Estate segment consists primarily of investment properties, the development and sale of single-family homes and the management of a country club. Our Real Estate segment also owns a hotel and timeshare resort in Aruba and a property in Atlantic City, New Jersey.

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

Pharma

We conduct our Pharma segment through our wholly owned subsidiary, Vivus, Inc. (“Vivus”). We acquired all of the outstanding common stock of Vivus in December 2020 upon its emergence from bankruptcy. Prior to Vivus’ emergence from bankruptcy, we held an investment in all of Vivus’ convertible corporate debt securities as well as all of its other outstanding debt. Vivus is a specialty pharmaceutical company with two approved therapies and one product candidate in active clinical development.

Employees

We have an aggregate of 33 employees at our Holding Company and Investment segment. Our other reporting segments employ an aggregate of approximately 23,800 employees, of which approximately 70% are employed within our Automotive segment, 11% are employed with our Food Packaging segment and less than 10% at each of our other segments. Approximately 17% of our employees are employed internationally, primarily within our Food Packaging and Home Fashion segments.

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

Item 1A. Risk Factors

Investing in our securities involves certain risks. Before investing in any of our securities, you should carefully consider the following risks. If any of these risks actually occurs, it could have a material adverse effect on our business. The risks described below are not the only risks that affect our businesses. Additional risks that are unknown or not presently deemed significant may also have a material adverse effect on our businesses.

Risks Relating to Our Structure

Our general partner, and its control person, has significant influence over us.

Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises and Icahn Enterprises Holdings, and approximately 92% of Icahn Enterprises’ outstanding depositary units as of December 31, 2020, and, as a result, has the ability to influence many aspects of our operations and affairs.

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

We believe that we have been and are properly treated as a partnership for U.S. federal income tax purposes. This allows us to pass through our income and deductions to our partners. However, the Internal Revenue Service (“IRS”) could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code, as amended. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, oil and gas revenues, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was “qualifying” income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute “qualifying” income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. If less than 90% of our gross income constitutes “qualifying” income, we may be subject to corporate tax on our net income plus possible state taxes. Further, if less than 90% of our gross income constituted “qualifying” income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we become required to register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes. The cost of paying federal and possibly state income tax, either for past years or going forward could be a significant liability and would reduce our funds available to make distributions to holders of units, and to make interest and principal payments on our debt securities. To meet the “qualifying” income test, we may structure transactions in a manner which is less advantageous than if this were not a consideration, or we may avoid otherwise economically desirable transactions.

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

If our unitholders sell their units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those units. Any distributions to our unitholders that were in excess of the total net taxable income our unitholders were allocated for a unit decreased their tax basis in that unit. As a result of the reduced basis, a unitholder will recognize a greater amount of income if the unit is later sold for an amount greater than such unit’s basis. A portion of the amount realized, whether or not representing gain, may be ordinary income to the selling unitholder due to potential recapture items. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, a unitholder who sells units may incur a tax liability in excess of the amount of cash received from the sale.

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

In addition, under proposed Treasury regulations that are not currently applicable to us, the transferee of depositary units may be required to deduct and withhold a tax equal to 10% of the amount realized (or deemed realized) on the sale or exchange of such depositary units. The requirement to withhold on amounts realized (or deemed realized) in connection with the sale or exchange of certain interests in a publicly traded partnership (including by brokers) is suspended under Notice 2018-08 for transfers that occur before January 1, 2022, and therefore, no withholding will apply. On November 30, 2020, however, the IRS published final regulations (the “1446 Final Regulations”) that address withholding tax and information reporting with respect to interests in publicly traded partnerships engaged in a U.S. trade or business. The 1446 Final Regulations end the suspension of withholding on the sale or exchange of certain interests in a publicly traded partnership, effective on January 1, 2022, but place the primary responsibility for such withholding obligations for transfers effected through brokers on the broker, and not the publicly traded partnership. However, a publicly traded partnership may be liable for any underwithholding by a broker that relies on a qualified notice for which the publicly traded partnership failed to make a reasonable estimate of the amounts required for determining the applicability of the “10 percent exception.” The “10 percent exception” applies if, either (1) the publicly traded partnership was not engaged in a U.S. trade or business during a specified time period, or (2) upon a hypothetical sale of the publicly traded partnership’s assets at fair market value, (i) the amount of net gain that would have been effectively connected with the conduct of a U.S. trade or business would be less than 10% of the total net gain, or (ii) no gain would have been effectively connected with the conduct of a U.S. trade or business.

We may be liable for any underwithholding by nominees on our distributions made after January 1, 2022.

Under the 1446 Final Regulations, for distributions made after January 1, 2022, a publicly traded partnership must post on its primary public website (and keep accessible for ten years), and deliver to any registered holder that is a nominee, a qualified notice that states the amount of a distribution that is attributable to each type of income group specified in the 1446 Final Regulations. If the qualified notice is incorrect such that it causes a broker to underwithhold with respect to an amount in excess of cumulative net income, the publicly traded partnership is liable for any underwithholding on such amount.

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

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 92% of Icahn Enterprises’ outstanding depositary units as of December 31, 2020. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”). All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of December 31, 2020. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $122 million as of December 31, 2020. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

The current underfunded status of the pension plans of Viskase and ACF requires them to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the Viskase or ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.

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

As of December 31, 2020, we had investments in the Investment Funds with a fair market value of approximately $4.3 billion, which may be accessed on short notice to satisfy our liquidity needs. However, if the Investment Funds experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.

Future cash distributions to Icahn Enterprises’ unitholders, if any, can be affected by numerous factors.

While we made cash distributions to Icahn Enterprises’ unitholders in each of the four quarters of 2020, the payment of future distributions will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered.

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

Risks Relating to Our Investment Segment

Our investments may be subject to significant uncertainties.

Our investments may not be successful for many reasons, including, but not limited to:

●	fluctuations of interest rates;
●	lack of control in minority investments;
●	worsening of general economic and market conditions;
●	lack of diversification;
●	lack of success of the Investment Funds’ activist strategies;
●	fluctuations of U.S. dollar exchange rates; and
●	adverse legal and regulatory developments that may affect particular businesses.

The historical financial information for the Investment Funds is not necessarily indicative of its future performance.

Our Investment segment’s financial information is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, son of Mr. Icahn. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Additionally, future returns may be affected by additional risks, including risks of the industries and businesses in which a particular fund invests.

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

Certain investment positions held by the Investment Funds may be illiquid. The Investment Funds may own restricted or non-publicly traded securities and securities traded on foreign exchanges. We may also have significant influence with respect to certain companies owned by the Investment Funds, including representation on the board of directors of certain companies, and may be subject to trading restrictions with respect to specific positions in the Investment Funds at any particular time. These investments and trading restrictions could prevent the Investment Funds from liquidating unfavorable positions promptly and subject the Investment Funds to substantial losses.

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

As of December 31, 2020, our top five holdings in the Investment Funds had a market value of approximately $5.2 billion, which represented approximately 55% of our assets under management for the Investment Segment. Therefore, a significant decline in the fair market values of our larger positions may have a material adverse impact on our consolidated financial position, results of operations or cash flows and the trading price of our depositary units. Certain of the companies in our Investment Funds file annual, quarterly and current reports with the SEC, which are publicly available, and contain additional risk factors with respect to such companies.

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

The Investment Funds’ investments are subject to numerous additional risks including those described below.

●	Generally, there are few limitations set forth in the governing documents of the Investment Funds on the execution of their investment activities, which are subject to the sole discretion of our Investment segment.
●	The Investment Funds may buy or sell (or write) both call options and put options, and when it writes options, it may do so on a covered or an uncovered basis. When the Investment Funds sell (or write) an option, the risk can be substantially greater than when it buys an option. The seller of an uncovered call option bears the risk of an increase in the market price of the underlying security above the exercise price. The risk is theoretically unlimited unless the option is covered. If it is covered, the Investment Funds would forego the opportunity for profit on the underlying security should the market price of the security rise above the exercise price. Swaps and certain options and other custom instruments are subject to the risk of non-performance by the swap counterparty, including risks relating to the creditworthiness of the swap counterparty, market risk, liquidity risk and operations risk.

●	The Investment Funds may engage in short-selling, which is subject to a theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. The Investment Funds may be subject to losses if a security lender demands return of the borrowed securities and an alternative lending source cannot be found or if the Investment Funds are otherwise unable to borrow securities that are necessary to hedge its positions. There can be no assurance that the Investment Funds will be able to maintain the ability to borrow securities sold short. There also can be no assurance that the securities necessary to cover a short position will be available for purchase at or near prices quoted in the market.
●	The ability of the Investment Funds to execute a short selling strategy may be materially adversely impacted by temporary and/or new permanent rules, interpretations, prohibitions and restrictions adopted in response to adverse market events. Regulatory authorities may from time-to-time impose restrictions that adversely affect the Investment Funds’ ability to borrow certain securities in connection with short sale transactions. In addition, traditional lenders of securities might be less likely to lend securities under certain market conditions. As a result, the Investment Funds may not be able to effectively pursue a short selling strategy due to a limited supply of securities available for borrowing.
●	The Investment Funds may effect transactions through over-the-counter or inter-dealer markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of exchange-based markets. This exposes the Investment Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Investment Fund to suffer a loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Investment Funds have concentrated its transactions with a single or small group of its counterparties. The Investment Funds are not restricted from dealing with any particular counterparty or from concentrating any or all of the Investment Funds’ transactions with one counterparty.
●	Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by other institutions. This systemic risk may materially adversely affect the financial intermediaries (such as prime brokers, clearing agencies, clearing houses, banks, securities firms and exchanges) with which the Investment Funds interact on a daily basis.
●	The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. The Investment Funds’ trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the Investment Funds might only be able to acquire some but not all of the components of the position, or if the overall positions were to need adjustment, the Investment Funds might not be able to make such adjustment. As a result, the Investment Funds may not be able to achieve the market position selected by our Investment segment and might incur a loss in liquidating their position.
●	The Investment Funds assets may be held in one or more accounts maintained for the Investment Fund by its prime brokers or at other brokers or custodian banks, which may be located in various jurisdictions. The prime broker, other brokers (including those acting as sub-custodians) and custodian banks are subject to various laws and regulations in the relevant jurisdictions in the event of their insolvency. Accordingly, the practical effect of these laws and their application to the Investment Funds’ assets may be subject to substantial variations, limitations and uncertainties. The insolvency of any of the prime brokers, local brokers, custodian banks or clearing corporations may result in the loss of all or a substantial portion of the Investment Funds’ assets or in a significant delay in the Investment Funds having access to those assets.
●	The Investment Funds may invest in synthetic instruments with various counterparties. In the event of the insolvency of any counterparty, the Investment Funds’ recourse will be limited to the collateral, if any, posted by the counterparty and, in the absence of collateral, the Investment Funds will be treated as a general creditor of the counterparty. While the Investment Funds expect that returns on a synthetic financial instrument may reflect those of each related reference security, as a result of the terms of the synthetic financial instrument and the assumption of the credit risk of the counterparty, a synthetic financial instrument may have a different expected return. The Investment Funds may also invest in credit default swaps.

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

Profitability is also impacted by the ability to purchase crude oil at a discount to benchmark crude oils, such as West Texas Intermediate (“WTI”), as the petroleum business does not produce any crude oil and must purchase all of the crude oil it refines. Crude oil differentials can fluctuate significantly based upon overall economic and crude oil market conditions. Adverse changes in crude oil differentials can adversely impact refining margins, earnings and cash flows. In addition, the petroleum business’ purchases of crude oil, although based on WTI prices, have historically been at a discount to WTI because of the proximity of the refineries to the sources, existing logistics infrastructure and quality differences. Any change in the sources of crude oil, infrastructure or logistical improvements or quality differences could result in a reduction of the petroleum business’ historical discount to WTI and may result in a reduction of our Energy segment’s cost advantage.

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

The petroleum business cannot predict the future prices of RINs. The price of RINs has been extremely volatile in the past. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at the refineries and downstream terminals, all of which can vary significantly from period to period. However, the costs to obtain the necessary number of RINs and waiver credits could be material, if the price for RINs increases. Additionally, because the petroleum business does not produce renewable fuels, increasing the volume of renewable fuels that must be blended into its products displaces an increasing volume of the refineries’ product pool, potentially resulting in lower earnings and materially adversely affecting the petroleum business’ cash flows. If the demand for the petroleum business’ transportation fuel decreases as a result of the use of increasing volumes of renewable fuels, increased fuel economy as a result of new EPA fuel economy standards, or other factors, the impact on its business could be material. If sufficient RINs are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA’s RFS mandates, its business, financial condition and results of operations could be materially adversely affected.

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

Our Energy segment’s petroleum business may enter into commodity derivatives contracts to mitigate crack spread risk with respect to a portion of its expected refined products production. However, its hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including its failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of its hedging arrangements to produce the anticipated results. The petroleum business may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit its ability to benefit from favorable changes in margins. In addition, the petroleum business’ hedging activities may expose it to the risk of financial loss in certain circumstances, including instances in which:

●	the volumes of its actual use of crude oil or production of the applicable refined products is less than the volumes subject to the hedging arrangement;
●	accidents, interruptions in transportation, inclement weather or other events cause unscheduled shutdowns or otherwise adversely affect its refinery or suppliers or customers;
●	the counterparties to its futures contracts fail to perform under the contracts; or
●	a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.

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

Certain of our subsidiaries are global businesses and have manufacturing and distribution facilities in many countries. International operations are subject to certain risks including:

●	exposure to local economic conditions;
●	exposure to local political conditions (including the risk of seizure of assets by foreign governments);
●	currency exchange rate fluctuations (including, but not limited to, material exchange rate fluctuations, such as devaluations) and currency controls;
●	export and import restrictions;
●	restrictions on ability to repatriate foreign earnings;
●	labor unrest; and
●	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting inappropriate payments.

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

Our subsidiaries’ indebtedness could:

●	limit their ability to borrow money for working capital, capital expenditures, debt service requirements or other corporate purposes, guarantee additional debt or issue redeemable, convertible of preferred equity;
●	limit their ability to make distributions or prepay its debt, incur liens, enter into agreements that restrict distributions from restricted subsidiaries, sell or otherwise dispose of assets (including capital stock of subsidiaries), enter into transactions with affiliates and merger consolidate or sell substantially all of its assets;
●	require them to dedicate a substantial portion of its cash flow to payments on indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development, and other corporate requirements;
●	increase their vulnerability to general adverse economic and industry conditions; and
●	limit their ability to respond to business opportunities.

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

General Risk Factors

General

All of our businesses are subject to the effects of the following:

●	the threat of terrorism or war;
●	health epidemics or pandemics (or expectations about them)
●	loss of any of our or our subsidiaries’ key personnel;
●	the unavailability, as needed, of additional financing;
●	significant competition, varying by industry and geographic markets;
●	the unavailability of insurance at acceptable rates; and
●	litigation not in the ordinary course of business (see Item 3, “Legal Proceedings,” of this Report).

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

The COVID-19 pandemic has, and may continue to have, a material adverse impact on our and our subsidiaries’ operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in our operating segments. We are unable to predict the extent to which the pandemic and related impacts will adversely impact our business operations, financial performance, results of operations, and financial position.

Our and our subsidiaries’ operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused, and may continue to cause, a global slowdown of economic activity, disruptions in global supply chains and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our and our subsidiaries’ operations and financial performance, remains uncertain.

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

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the risk factors set forth herein. In particular, see the risk factors: “We are a holding company and dependent upon the businesses of our subsidiaries to satisfy our obligations”; “To service our indebtedness, we will require a significant amount of cash”; “Our ability to maintain our current cash position or generate cash depends on many factors beyond our control”; “We have made significant investments in the Investment Funds and negative performance of the Investment Funds may result in a significant decline in the value of our investments”; “We need qualified personnel to manage and operate our various businesses”; “Global economic conditions may have adverse impacts on our businesses and financial condition”; and “Our Energy segment’s businesses are, and commodity prices are, cyclical and highly volatile, which could have a material adverse effect on our results of operations, financial condition and cash flows.”

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

The existence of a material weakness in internal control over financial reporting of us or one of our consolidated subsidiaries or a recently acquired entity may adversely affect our ability to provide timely and reliable financial information necessary for the conduct of our business and satisfaction of our reporting obligations under the federal securities laws.

To the extent that any material weakness or significant deficiency exists in internal control over financial reporting of us or one of our consolidated subsidiaries or a recently acquired entity, such material weakness or significant deficiency may adversely affect our ability to provide timely and reliable financial information necessary for the conduct of our business and satisfaction of our reporting obligations under the federal securities laws, that could affect our ability to remain listed on Nasdaq. Ineffective internal and disclosure controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our depositary units or the rating of our debt.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Holding Company and Investment segment lease office space in Sunny Isles Beach, Florida. The principal physical properties at our other operating segments are as follows:

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

Automotive

Icahn Automotive’s operations include approximately 1,500 company operated store locations, 753 franchise locations and 40 distributions centers throughout the United States. Approximately 62% of Icahn Automotive’s facilities are leased and the remainder are owned.

Food Packaging

Viskase’s operations include ten manufacturing facilities throughout North America, Europe, South America and Asia.

Item 3. Legal Proceedings

We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business. We also incorporate by reference into this Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in Note 18, “Commitments and Contingencies,” to the consolidated financial statements as set forth in Item 8 of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Market Information

Icahn Enterprises’ depositary units are traded on the Nasdaq Global Select Market under the symbol “IEP.”

Holders of Record

As of December 31, 2020, there were approximately 1,840 record holders of Icahn Enterprises’ depositary units including multiple beneficial holders at depositories, banks and brokers listed as a single record holder in the street name of each respective depository, bank or broker.

Securities Authorized for Issuance Under Equity Compensation Plans

During the first quarter of 2017, the board of directors of the general partner of Icahn Enterprises unanimously approved and adopted the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”), which became effective during the first quarter of 2017 subject to the approval by holders of a majority of Icahn Enterprises depositary units. The 2017 Incentive Plan permits us to issue depositary units and grant options, restricted units or other unit-based awards to all of our, and our affiliates’, employees, consultants, members and partners, as well as the three non-employee directors of our general partner. One million of Icahn Enterprises’ depositary units were initially available under the 2017 Incentive Plan. As of December 31, 2020, there were no securities to be issued upon the exercise of outstanding options, warrants or rights. The number of securities remaining available for future issuance under the 2017 Incentive Plan as of December 31, 2020 is 949,999 of Icahn Enterprises’ depositary units.

Item 6. Selected Financial Data

Not applicable.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of the assets and liabilities of Icahn Enterprises and conduct substantially all of its operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to the allocation of the general partner interest. We do not discuss Icahn Enterprises and Icahn Enterprises Holdings separately unless we believe it is necessary to an understanding of the businesses.

We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate, Home Fashion and, as of December 2020, Pharma. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with our Holding Company. Our historical results also report the results of our Mining segment, until sold on August 1, 2019, and our Railcar segment through the date we sold our last remaining railcars on lease, which occurred in the third quarter of 2018.

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

Debt Issuances

In January 2020, Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) issued an additional $600 million in aggregate principal amount of 4.750% senior unsecured notes due 2024 (the “New 2024 Notes”) and an additional $250 million in aggregate principal amount of 5.250% senior unsecured notes due 2027 (the “New 2027 Notes”) The proceeds from these notes, together with cash on hand, were used to redeem all of our prior outstanding $1.35 billion principal amount of 5.875% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.

In January 2021, the Issuers issued $750 million in aggregate principal amount of 4.375% senior unsecured notes due 2029 (the “New 2029 Notes”). The proceeds from these notes, together with cash on hand, were used to redeem $750 million principal amount of our 6.250% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.

Acquisition of Vivus, Inc.

In December 2020, we acquired all of the outstanding common stock of Vivus, Inc. (“Vivus”) upon its emergence from bankruptcy. Prior to Vivus’ emergence from bankruptcy, we held an investment in all of Vivus’ convertible corporate debt securities as well as all of its other outstanding debt. As a result of this transaction, we consolidate the results of Vivus beginning December 2020 and report the results within our new Pharma segment.

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

The comparability of our summarized consolidated financial results presented below is affected by, among other factors, (i) the performance of the Investment Funds, (ii) the results of our Energy segment’s operations, impacted by the demand and prices for its products, (iii) impairment charges, primarily in our Automotive segment in 2018 and (iv) the sale of Ferrous Resources in 2019. Refer to our respective segment discussions and “Other Consolidated Results of Operations,” below for further discussion.

							Net Income (Loss) From
							Continuing Operations
				Net Income (Loss) From			Attributable to Icahn
	Revenues			Continuing Operations			Enterprises
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018	2020	2019	2018

	(in millions)
Investment	$(1,249)	$(1,414)	$737	$(1,447)	$(1,543)	$679	$(765)	$(775)	$319
Holding Company	(70)	(261)	(291)	(476)	(599)	(639)	(476)	(599)	(638)

Other Operating Segments:
Energy	3,966	6,385	7,135	(327)	314	334	(194)	246	213
Automotive	2,465	2,895	2,856	(198)	(197)	(230)	(198)	(197)	(230)
Food Packaging	403	377	379	4	(22)	(15)	4	(17)	(12)
Metals	317	341	467	—	(22)	5	—	(22)	5
Real Estate	98	103	212	(16)	16	112	(16)	16	112
Home Fashion	190	186	171	(7)	(17)	(11)	(7)	(17)	(11)
Pharma	3	—	—	(1)	—	—	(1)	—	—
Mining	—	382	106	—	311	1	—	299	3
Railcar	—	—	5	—	—	1	—	—	1
Other operating segments	7,442	10,669	11,331	(545)	383	197	(412)	308	81
Consolidated	$6,123	$8,994	$11,777	$(2,468)	$(1,759)	$237	$(1,653)	$(1,066)	$(238)

Management’s Discussion and Analysis of Results of Operations discusses the comparisons between the years ended December 31, 2020 and 2019. Certain discussions of results of operations for the comparisons between the years ended December 31, 2019 and 2018 are not included in this Report. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 28, 2020, which is incorporated by reference herein, for such discussions.

Investment

We invest our proprietary capital through various private investment funds (the “Investment Funds”). As of December 31, 2020 and 2019, we had investments with a fair market value of approximately $4.3 billion and $4.3 billion, respectively, in the Investment Funds. As of December 31, 2020 and 2019, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us), was approximately $5.0 billion and $4.5 billion, respectively.

Our Investment segment’s results of operations are reflected in net income (loss) in the consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, son of Mr. Icahn. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of December 31, 2020.

For the years ended December 31, 2020, 2019 and 2018, our Investment Funds’ returns were (14.3)%, (15.4)%, and 7.9%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses. The following table sets forth the performance attribution for the Investment Funds’ returns:

	Year Ended December 31,
	2020	2019	2018
Long positions	0.6%	16.4%	(0.8)%
Short positions	(14.9)%	(31.9)%	7.8%
Other	—%	0.1%	0.9%
	(14.3)%	(15.4)%	7.9%

The following table presents net income (loss) for our Investment segment:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Long positions	$(50)	$1,492	$(329)
Short positions	(1,400)	(3,045)	931
Other	3	10	77
	$(1,447)	$(1,543)	$679

For 2020, the Investment Funds’ negative performance was driven by net losses in their short positions and, to a lesser extent, net losses in their long positions. The negative performance of our Investment segment’s short positions was driven primarily by the negative performance of broad market hedges of approximately $1.6 billion, losses from two consumer, non-cyclical sector investments aggregating $362 million, losses from a consumer, cyclical sector investment of $118 million and the aggregate performance of various other short positions with net losses aggregating $357 million across various sectors. The negative performance of our Investment segment’s short positions was partially offset by net gains from its short exposure to commercial mortgage-backed securities through credit default swap contracts of $902 million. The negative performance of our Investment Segment’s long positions was driven by losses from a consumer, non-cyclical sector investment of $637 million, and two technology sector investments aggregating $402 million, offset in part by gains from two consumer, cyclical sector investments aggregating $497 million, two consumer, non-cyclical sector investments aggregating $271 million and a technology sector investment of $162 million. Net losses in long positions were further offset in part by the aggregate performance of investments with net gains across various other sectors.

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

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The sale of petroleum products accounted for approximately 91%, 94% and 95% of our Energy segment’s net sales for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The COVID-19 pandemic, and the actions taken by governments and others, has negatively impacted the energy industry. The COVID-19 pandemic has also resulted in significant business and operational disruptions, including business closures, liquidity strains, destruction of non-essential demand, as well as supply chain challenges, travel restrictions, stay-at home orders, and limitations on the availability of the workforce. As a result, the demand for gasoline and diesel in the regions that our Energy segment operates have declined for 2020 compared to 2019. Continuing concerns over the negative effects of the COVID-19 pandemic on economic and business prospects across the world have contributed to increased market and price volatility and have diminished expectations for the global economy and may precipitate a prolonged economic slowdown or recession. The declines were amplified in the first quarter of 2020 by market plays between the world’s largest oil producers. The simultaneous shocks in oil supply and demand has resulted in a decline in the price of crude oil and lead to a significant decrease in the price of refined products sold by our Energy segment.

In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard of the United States Environmental Protection Agency (“RFS”), which requires it to either blend “renewable fuels” with its transportation fuels or purchase renewable identification numbers (“RINs”), in lieu of blending. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Refer to Note 18, “Commitments and Contingencies,” to the consolidated financial statements for further discussion of RINs.

In December 2020, our Energy segment approved a renewable diesel project at one of its refineries, which would convert the refinery’s hydrocracker to a renewable diesel unit (“RDU”) capable of producing 100 million gallons of renewable diesel per year and approximately 180 million RINs annually. As a result of conversion, the crude oil capacity of the refinery will be reduced. Further, the conversion enables our Energy segment to capture additional benefits associated with the existing blenders’ tax credit that expires at the end of 2022 and low carbon fuel standard programs in states such as California. Our Energy segment has additional plans to add pretreating capabilities for the RDU and construction of a similar facility at its other refinery. These collective renewable diesel efforts could reduce our Energy segment’s RFS exposure. However, any actions taken by the Supreme Court, resulting administration efforts under the RFS, such as denial of existing or previous waiver applications, and market conditions could significantly impact the amount by which our Energy segment’s renewable diesel business.

The following table presents our Energy segment’s net sales, cost of goods sold and gross margin:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Net sales	$3,930	$6,364	$7,124
Cost of goods sold	4,164	5,707	6,508
Gross margin	$(234)	$657	$616

Net sales for our Energy segment decreased by approximately $2.4 billion (38%) for the year ended December 31, 2020 as compared to the comparable prior year period, primarily due to a decrease in our petroleum business’ net sales, which decreased approximately $2.4 billion. The decrease in the petroleum business’ net sales was primarily due to a decrease in gasoline sales as well as a decrease in sales of distillates attributable to a decrease in volumes and unfavorable pricing conditions. These decreases were the result of reduced demand and excess supply attributable to the current market dynamics resulting from government actions to address the COVID-19 pandemic. Additionally, during 2020, scheduled maintenance at one refinery has contributed to the decline in volumes. Our nitrogen fertilizer business’ net sales decreased $54 million primarily due to a decrease in UAN sales due to unfavorable pricing, partially offset by an increase in volumes.

Cost of goods sold for our Energy segment decreased by approximately $1.5 billion (27%) for the year ended December 31, 2020 as compared to the comparable prior year period. The decrease was primarily due to our petroleum business as a result of lower cost of consumed crude oil. The lower cost of consumed crude oil was due to a decrease in volumes resulting from the scheduled maintenance, as discussed above, reduced utilization at one refinery, lower crude oil prices and higher derivative gains of $36 million. These decreases were offset in part by a $58 million write-down of inventory to net realizable value in the first quarter of 2020 and a $147 million increase in the net cost of RINs. Gross margin for our Energy segment decreased by $891 million for the year ended December 31, 2020 as compared to the comparable prior year period. Gross margin as a percentage of net sales was (6)% and 10% for the year ended December 31, 2020 and 2019, respectively. The decrease in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to unfavorable market pricing and crack spreads, offset in part by higher derivative gains over the comparable periods.

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

Our Automotive segment’s priorities include:

●	Positioning the service business to take advantage of opportunities in the do-it-for-me market and vehicle fleets;
●	Optimizing the value of the commercial parts distribution business in certain high-volume core markets;
●	Exiting the automotive parts distribution business in certain low volume, non-core markets;
●	Improving inventory management across Icahn Automotive’s parts and tire distribution network;
●	Investment in customer experience initiatives and selective upgrades in facilities;
●	Investment in employees with focus on training and career development investments; and
●	Business process improvements, including investments in our supply chain and information technology capabilities.

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

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Net sales and other revenue from operations	$2,478	$2,884	$2,858
Cost of goods sold and other expenses from operations	1,793	2,089	1,976
Gross margin	$685	$795	$882

Net sales and other revenue from operations for our Automotive segment for the year ended December 31, 2020 decreased by $406 million (14%) as compared to the comparable prior year period. The decrease was attributable to a decrease in aftermarket parts sales of $261 million (17%) and a decrease in automotive services revenues of $145 million (11%). On an organic basis, aftermarket parts sales decreased $106 million over the comparable periods due to a decrease in commercial sales of $59 million (6%) and a decrease in retail sales of $47 million (12%). Store closures related to the transformation plan accounted for another $155 million decrease in aftermarket parts sales. The decrease in automotive services revenues represents a decrease on a primarily organic basis. The COVID-19 pandemic, and the impacts of the actions taken by governments and others, have significantly contributed to the decline in revenues, in particular the automotive services revenues and commercial sales revenues which, until March 2020, were experiencing growth on an organic basis.

Cost of goods sold and other expenses from operations for the year ended December 31, 2020 decreased by $296 million (14%) as compared to the comparable prior year period. The decrease was due to lower sales volumes, as described above. Gross margin on net sales and other revenue from operations for the year ended December 31, 2020 decreased by $110 million (14%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 28% for each of the years ended December 31, 2020 and 2019. Our Automotive segment has experienced some margin rate contraction for its aftermarket parts businesses due to the effect of stores that were in the process of closing down and the shift in aftermarket parts sales from retail to commercial, as well as from the negative impact from the COVID-19 pandemic, as described above. This was offset by the acceleration of planned store closures, which resulted in a greater portion of our Automotive segment’s business being derived from higher margin automotive services, as described above.

Food Packaging

Our Food packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Net sales for the year ended December 31, 2020 increased $24 million (6%) as compared to the comparable prior year period. The increase was due to an increase of $17 million in volumes and an increase of $7 million due to price and product mix. Cost of goods sold for the year ended December 31, 2020 increased by $15 million (5%) as compared to the comparable prior year period due to an increase in volumes and lower absorption of manufacturing costs. Gross margin as a percentage of net sales was 20% and 19% for the year ended December 31, 2020 and 2019, respectively.

Metals

The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the United States and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.

Net sales for the year ended December 31, 2020 decreased by $27 million (8%) compared to the comparable prior year period due to lower shipping volumes driven by the impact of the COVID-19 pandemic. Cost of goods sold for the year ended December 31, 2020 decreased by $45 million (13%) compared to the comparable prior year period due to lower material costs due to lower volumes and market prices. Gross margin as a percentage of net sales was less than 5% and (1)% for the year ended December 31, 2020 and 2019, respectively.

Real Estate

Our Real Estate segment consists primarily of investment properties, the development and sale of single-family homes, and the management of a country club. Sales of single-family homes are included in net sales in our consolidated statements of operations. Results from investment properties and country club operations are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for each of the years ended December 31, 2020 and 2019 were primarily derived from the sale of residential units and rental operations.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Net sales for the year ended December 31, 2020 increased by $1 million (1%) compared to the comparable prior year period due to a business acquired in the second quarter of 2019, which accounted for an increase of $21 million, and an increase in sales from newly added facemasks of $15 million, resulting from the COVID-19 pandemic, offset in part by a $35 million decrease from existing businesses, primarily as a result of the current economic conditions. Cost of goods sold for the year ended December 31, 2020 decreased by $9 million (6%) compared to the comparable prior year period due to a decrease in sales from existing businesses, as discussed above, as well as a shift to lower cost products, such as facemasks, offset in part by an increase from the acquired business. Gross margin as a percentage of net sales was 20% and 15% for the year ended December 31, 2020 and 2019, respectively. The increase is due to the reduction in sales to certain lower margin customers, the business acquired having higher margins than the existing businesses and due to the addition of higher margin facemask products.

Holding Company

Our Holding Company’s results of operations primarily reflect investment gains and losses from equity investments and the interest expense on its senior unsecured notes for each of the years ended December 31, 2020 and 2019.

Other Consolidated Results of Operations

Gain On Disposition of Assets, Net

As discussed in Note 1, "Description of Business," to the consolidated financial statements, we sold Ferrous Resources, resulting in a pretax gain on disposition of assets of $252 million for the year ended December 31, 2019.

Selling, General and Administrative

Our consolidated selling, general and administrative during the year ended December 31, 2020 decreased by $184 million (13%) as compared to the comparable prior year period, primarily due to (i) lower occupancy costs for various locations and other general and administrative costs due to the current market conditions for our Automotive segment, (ii) lower deferred compensation and other payroll related costs for our Energy segment, (iii) lower compensation costs for our Investment segment and (iv) the sale of our former Mining segment in August 2019, offset in part by an increase attributable to our Real Estate segment primarily for the demolition costs relating to a property not in service.

Restructuring

Our consolidated restructuring, net for the years ended December 31, 2020 and 2019 primarily relates to our Automotive segment’s transformation plan and restructuring activities at our Food Packaging segment. Our Automotive segment’s restructuring, net increased $2 million over the comparable periods as it continues to implement its multi-year transformation plan. Our Food Packaging segment’s restructuring, net was higher in 2019 by $7 million due to restructuring charges for employee costs relating to certain of its European operations. Refer to Note 13, “Segment and Geographic Reporting,” to the consolidated financial statements for net restructuring charges recorded by each of our segments.

Impairment

Refer to Note 5, “Fair Value Measurements,” and Note 9, “Goodwill and Intangible Assets, Net,” to the consolidated financial statements for a discussion of impairments of assets, which were not significant.

Interest Expense

Our consolidated interest expense during the year ended December 31, 2020 increased by $83 million (14%) as compared the comparable prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to an increase in average due to broker balances over the respective periods as well as higher interest expense from our Energy segment as a result of certain debt offerings in the first quarter of 2020, which resulted in additional debt outstanding. These increases were offset in part by lower interest expense for our Automotive segment, due to lower debt outstanding and lower variable rate interest, as well as due to our Holding Company as a result of certain debt refinancings in the first quarter of 2020, which resulted in outstanding debt with lower interest rates.

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

As of December 31, 2020, our Holding Company had cash and cash equivalents of $925 million and total debt of approximately $5.8 billion. As of December 31, 2020, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.3 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

	December 31,
	2020	2019

	(in millions)
5.875% senior unsecured notes due 2022	$—	$1,345
6.250% senior unsecured notes due 2022	1,209	1,211
6.750% senior unsecured notes due 2024	499	498
4.750% senior unsecured notes due 2024	1,106	498
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	999	747
	$5,811	$6,297

Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by the Issuers and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of senior unsecured notes are payable semi-annually.

In January 2020, the Issuers issued an additional $600 million in aggregate principal amount of the New 2024 Notes and an additional $250 million in aggregate principal amount of the New 2027 Notes. The additional proceeds from these notes, together with cash on hand, were used to redeem all of our prior outstanding $1.35 billion principal amount of 5.875% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.

In January 2021, the Issuers issued $750 million in aggregate principal amount of the New 2029 Notes. The proceeds from these notes, together with cash on hand, were used to redeem $750 million principal amount of our 6.250% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.

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

The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of December 31, 2020, except for the New 2024 Notes, the New 2027 Notes and the New 2029 Notes, are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.

As of December 31, 2020 and 2019, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2020, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

Future Debt Service Obligations

In January 2021, we redeemed $750 million principal amount of our 6.250% senior unsecured notes due 2022, as described above, and our Holding Company has $455 million in principal amount remaining on such notes, which mature on February 1, 2022.

For 2021, interest payments on our Holding Company’s senior unsecured notes will be approximately $333 million, including the effects of the debt refinancing transaction in January 2021, as described above. Such interest payments, which do not contemplate any other potential future debt refinancings, will be approximately $311 million for 2022, $297 million for 2023 and an aggregate of $739 million for 2024 through 2029.

2019 At-The-Market Offering

On May 2, 2019, Icahn Enterprises announced the commencement of its “at-the-market” offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, during the term of the program ending on March 31, 2021, for up to $400 million in aggregate sale proceeds. During the year ended December 31, 2020, Icahn Enterprises sold 1,908,099 depositary units pursuant to this agreement, resulting in gross proceeds of $101 million. As of December 31, 2020, Icahn Enterprises may sell its depositary units for up to an additional $244 million in aggregate sale proceeds pursuant to this agreement.

LP Unit Distributions

During the year ended December 31, 2020, we declared four quarterly distributions aggregating $8.00 per depositary unit. In connection with these distributions, aggregate cash distributions to all depositary unitholders was $516 million, of which $422 million relates to the distribution declared in the first quarter of 2020. Mr. Icahn and his affiliates have historically elected to receive their distributions in additional units; however, in the first quarter of 2020, they received their distribution in cash. For the distributions declared in the second, third and fourth quarters of 2020, Mr. Icahn and his affiliates elected to receive their distributions in additional units and cash distributions paid to other depositary unitholders was $30 million, $31 million and $33 million, respectively. Mr. Icahn and his affiliates may in the future elect to receive all or a portion of their distributions in cash or in additional depositary units.

On February 24, 2021, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unitholder and will be paid on or about April 28, 2021 to depositary unitholders of record at the close of business on March 26, 2021. Depositary unitholders will have until April 16, 2021 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the distribution in additional depositary units.

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

Investment Segment Liquidity

During the year ended December 31, 2020, we invested $750 million in the Investment Funds, net of redemptions, and affiliates of Mr. Icahn (excluding us) contributed approximately $1.2 billion of primarily like-kind investments in the Investment Funds. In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of December 31, 2020, the Investment Funds’ had a net short notional exposure of 52%. The Investment Funds’ long exposure was 90% (89% long equity and 1% long credit and other) and its short exposure was 142% (119% short equity and 23% short credit and other). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at December 31, 2020.

Of the Investment Funds’ 90% long exposure, 88% was comprised of the fair value of its long positions (with certain adjustments) and 2% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds’ 142% short exposure, 27% was comprised of the fair value of its short positions and 115% was comprised of short broad market index swap derivative contracts and short credit default swap contracts.

With respect to both our long positions that are not notionalized (88% long exposure) and our short positions that are not notionalized (27% short), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other short positions (115% short exposure), for short positions in an unrealized loss position, our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at year end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	December 31,
	2020	2019

	(in millions)
Energy	$667	$652
Automotive	45	46
Food Packaging	16	22
Metals	1	3
Real Estate	21	53
Home Fashion	2	1
Pharma	8	—
	$760	$777

Segment Borrowings and Availability

Segment debt consists of the following:

	December 31,
	2020	2019

	(in millions)
Energy	$1,691	$1,195
Automotive	368	405
Food Packaging	151	268
Metals	16	7
Real Estate	1	2
Home Fashion	21	18
	$2,248	$1,895

In January 2020, CVR Energy issued $600 million in aggregate principal amount of 5.25% senior unsecured notes due 2025 and $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028. A portion of the net proceeds from the issuance of these notes was used to fund the redemption of CVR Refining’s existing senior unsecured notes due 2022. The remaining net proceeds will be used for CVR Energy’s general corporate purposes, which may include funding (i) acquisitions, (ii) capital projects, and/or (iii) share repurchases or other distributions to CVR Energy’s stockholders.

In October 2020, Viskase entered into a credit agreement providing for a $150 million term loan and a $30 million revolving credit facility. The proceeds from the new term loan, plus cash received from the equity private placement in October 2020, as discussed in Note 1, “Description of Business,” to the consolidated financial statements, were used to repay in full Viskase’s existing term loan. The new term loan and credit facility mature in 2023.

As of December 31, 2020, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

December 31,
2020
(in millions)
Energy	$385
Automotive	96
Food Packaging	36
Metals	49
Home Fashion	20
$586

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

Future Debt Service Obligations

Future debt service obligations for our other operating segments are primarily within our Energy and Automotive segments.

As of December 31, 2020, our Energy segment’s future debt maturities (excluding financing leases) are $645 million for 2023, $600 million for 2025 and $400 million for 2028, and future interest payments for our Energy segment are expected to be approximately $120 million for each of 2021, 2022 and 2023. Interest payments are expected to be $60 million for 2024 and 2025 and an aggregate of $78 million for 2026 through 2028.

As of December 31, 2020, our Automotive segment’s future debt maturities are $351 million for 2021 and future interest payments for our Automotive segment are expected to be $9 million in 2021. Our Automotive segment intends to refinance its debt prior to maturity.

Subsidiary Dividends

In view of the uncertainty of the depth and extent of the contraction in oil demand due to the COVID-19 pandemic, combined with the weaker commodity price environment, CVR Energy has remained focused on safe and reliable operations, cash conservation and protecting its balance sheet. As a result of these factors, and in light of the uncertainty of the current economic environment as well as potential future cash requirements of CVR Energy, the Board of Directors of CVR Energy approved a reduction in its cash dividend for the first quarter of 2020 and elected not to declare a cash dividend for the second, third and fourth quarters of 2020. These decisions support CVR Energy’s continued focus on financial discipline through a balanced approach of stockholder distributions and strategic investments while providing the flexibility to weather the uncertain environment. The Board of Directors of CVR Energy will continue to evaluate the economic environment, CVR Energy’s cash needs, and other applicable factors, and may elect to make additional changes to CVR Energy’s dividend in future periods.

Subsidiary Stock Repurchase Program

On October 23, 2019, the Board of Directors of CVR Energy approved a stock repurchase program which would enable it to repurchase up to $300 million of its common stock from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The stock repurchase program has a duration of four years, which may be terminated by the Board of Directors of CVR Energy at any time. Repurchases, if any, including the timing, price and amount, may be made at the discretion of CVR Energy management and CVR Energy is not obligated to make any repurchases. CVR Energy did not repurchase any shares of its common stock as of December 31, 2020. Due to the market and oil price volatility, coupled with the current economic conditions, CVR Energy does not currently intend to repurchase any stock if these, and other, conditions continue.

On May 6, 2020, the Board of Directors of CVR Partners’ general partner approved a unit repurchase program which would enable it to repurchase up to $10 million of its common units from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. During 2020, CVR Partners repurchased common units on the open market at a cost of $7 million. As of December 31, 2020, CVR Partners has $3 million remaining under its unit repurchase program. On February 22, 2021, the Board of Directors of CVR Partners authorized an additional $10 million under the unit repurchase program.

Purchase Obligations

Future purchase obligations for our other operating segments are primarily within our Energy and Pharma segments, as discussed in Note 18, “Commitments and Contingencies,” to the consolidated financial statements.

Consolidated Cash Flows

Our Holding Company’s cash flows are generally driven by payments and proceeds associated with our senior unsecured debt obligations and payments and proceeds associated with equity transactions with Icahn Enterprises’ depositary unitholders. Additionally, our Holding Company’s cash flows include transactions with our Investment and other operating segments. Our Investment segment’s cash flows are primarily driven by investment transactions, which are included in net cash flows from operating activities due to the nature of its business, as well as contributions to and distributions from Mr. Icahn and his affiliates (including Icahn Enterprises and Icahn Enterprises Holdings) and Brett Icahn, which are included in net cash flows from financing activities. Our other operating segments’ cash flows are driven by the activities and performance of each business as well as transactions with our Holding Company, as discussed below.

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities	Activities	Activities	Activities

	(in millions)
Holding Company	$(351)	$(954)	$(911)	$(322)	$898	$738	$(315)	$1,729	$(102)
Investment	(191)	—	763	(1,873)	—	220	(116)	—	2,018

Other Operating Segments:
Energy	90	(423)	355	747	(121)	(642)	628	(108)	(334)
Automotive	(9)	53	(45)	(134)	(104)	241	(190)	(134)	315
Food Packaging	34	(19)	(18)	—	(17)	(5)	9	(25)	46
Metals	(14)	(1)	9	13	(30)	5	14	(20)	(1)
Real Estate	24	(4)	(46)	20	(22)	(8)	412	168	(552)
Home Fashion	3	(5)	2	(4)	(27)	36	3	(4)	—
Pharma	(2)	12	(2)	—	—	—	—	—	—
Mining	—	—	—	93	(14)	4	4	(40)	32
Other operating segments	126	(387)	255	735	(335)	(369)	880	(163)	(494)
Discontinued operations	—	—	—	—	—	—	474	(437)	(121)
Total before eliminations	(416)	(1,341)	107	(1,460)	563	589	923	1,129	1,301
Eliminations	—	760	(760)	—	23	(23)	—	1,458	(1,458)
Consolidated	$(416)	$(581)	$(653)	$(1,460)	$586	$566	$923	$2,587	$(157)

The discussion of consolidated cash flows below primarily discusses the comparisons between the years ended December 31, 2020 and 2019. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 28, 2020, which is incorporated by reference herein, for additional discussion of consolidated cash flows for the comparisons between the years ended December 31, 2019 and 2018.

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

Holding Company

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Operating Activities:
Cash payments for interest on senior unsecured notes	$(366)	$(374)	$(339)
Interest and dividend income	22	69	24
Net cash receipts for income taxes, net of payments	22	7	15
Operating transactions with subsidiaries	—	—	13
Operating costs and other	(29)	(24)	(28)
	$(351)	$(322)	$(315)
Investing Activities:
Proceeds from sale of businesses and assets	$—	$463	$3,187
Purchases of investments	(197)	—	—
Proceeds from sale of investments	22	458	—
Proceeds from sale of CVR Refining common units to CVR Energy	—	60	—
Net investments in the Investment Funds	(750)	—	(1,708)
Net (investments in) distributions from other operating segments	(10)	(83)	250
Other investing activities, net	(19)	—	—
	$(954)	$898	$1,729
Financing Activities:
Partnership contributions	$102	$55	$—
Partnership distributions	(526)	(112)	(97)
Payments to acquire additional interests in subsidiaries	—	—	(5)
Net debt transactions	(487)	795	—
	$(911)	$738	$(102)
(Decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$(2,216)	$1,314	$1,312

The decrease in interest payments during 2020 compared to 2019 is due to lower interest rates on certain of our senior unsecured notes due to certain debt refinancings in the first quarter of 2020.

Net cash receipts for income taxes, net of payments, is net of tax sharing receipts (payments) from certain of our consolidated subsidiaries aggregating $10 million, $(3) million and $27 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Proceeds from the sale of businesses includes proceeds from the sales Ferrous Resources in 2019, Federal-Mogul, Tropicana and ARI in 2018 and residual sales of American Railcar Leasing LLC’s remaining railcars also in 2018. The cash flows with respect to each of Federal-Mogul, Tropicana and ARI are reported in discontinued operations for all periods presented and the cash proceeds from each of the sales remain with our Holding Company in continuing operations.

Purchase of investments in 2020 relates to the purchase of an equity investment and a debt investment. Proceeds from the sale of investments in 2020 primarily relates to proceeds from the sale of an equity investment. Proceeds from the sale of investments in 2019 related to the sale of a certain equity investment.

During 2020 and 2019, we received $102 million and $55 million, respectively, (including $2 million and $1 million, respectively, from our general partner) in connection with our “at-the-market” offering pursuant to our Open Market Sale Agreement announced in May 2019, as discussed above.

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

Our Investment segment’s cash flows from financing activities for the comparable periods were due to contributions from, and distributions to, our Holding Company, Mr. Icahn and his affiliates and Brett Icahn. Our Investment segment had net cash provided by financing activities of $763 million for the year ended December 31, 2020, including an investment from us of $750 million, net of redemptions, a contribution of $12 million from Brett Icahn in accordance with his manager agreement and $1 million from Mr. Icahn and his affiliates (excluding us). For the year ended December 31, 2019, our Investment segment had net cash provided by financing activities of $220 million, for contributions received from Mr. Icahn and his affiliates (excluding us). For the year ended December 31, 2018, our Investment segment had net cash provided by financing activities of $2.0 billion, which included our $1.7 billion net investment in the Investment Funds as well as $310 million received from Mr. Icahn and his affiliates (excluding us).

Other Operating Segments

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Operating Activities:
Net cash flow from operating activities before changes in operating assets and liabilities	$(49)	$652	$784
Changes in operating assets and liabilities	175	83	104
Transactions with Holding Company	—	—	(8)
	$126	$735	$880
Investing Activities:
Capital expenditures	$(197)	$(250)	$(272)
Turnaround expenditures	(159)	(38)	(8)
Acquisition of businesses, net of cash acquired	10	(39)	(15)
Purchases of investments	(140)	(50)	(60)
Proceeds from sale of investments	75	—	1
Proceeds from sale of assets	25	42	183
Other	(1)	—	8
	$(387)	$(335)	$(163)
Financing Activities:
Net debt and supply chain financing activity	$302	$(37)	$(78)
Distributions to non-controlling interests	(36)	(119)	(139)
Payments to acquire additional interests in consolidated subsidiaries	—	(301)	—
Net contributions from (distributions to) Holding Company	10	83	(292)
Other	(21)	5	15
	$255	$(369)	$(494)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(4)	(2)	(2)
Add back change in cash and restricted cash of assets held for sale	—	—	(8)
Increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$(10)	$29	$213

Our other operating segments’ net cash flow from operating activities before changes in operating assets and liabilities were primarily attributable to our Automotive segment’s negative results in 2020 and our Energy segment’s positive results from operations for 2019 and 2018.

Changes in operating assets and liabilities for 2020 were primarily attributable to our Automotive segment resulting from inventory reductions. Changes in operating assets and liabilities for 2019 were primarily attributable to our Energy segment resulting primarily from an increase in accounts payable.

Capital expenditures are primarily from our Energy and Automotive segments and are primarily for maintenance. Refer to Note 13, “Segment and Geographic Reporting,” for capital expenditures reported for each of our segments. Capital expenditures decreased in 2020 compared to 2019 due to a reduction in capital expenditures at our Metals segment resulting from a reduction in growth expenditures and due to a reduction at our Automotive segment due to fewer stores requiring maintenance expenditures. Turnaround expenditures relates to our Energy segment, which increased in 2020 due to planned maintenance at one of its refineries.

Acquisition of businesses, net of cash acquired, primarily relates to our Automotive segment. Our Automotive segment’s acquisitions included various service businesses aggregating $2 million in 2020, $10 million in 2019 and $15 million in 2018. In addition, our Home Fashion and Metals segments acquired businesses for $21 million and $8 million, respectively, in 2019. During 2020, Vivus’ emergence from bankruptcy included $12 million of cash acquired reported for our Pharma segment with the cash portion of the consideration paid included in the Holding Company discussion above.

Purchases of investments primarily relates to our Energy segment’s purchase of an equity investment in 2020 and our Automotive segment’s investments in 767 Leasing in 2019 and 2018. Proceeds from sale of investments relates to our Automotive segment’s cash received from 767 Leasing in 2020.

Proceeds from sale of assets are primarily due to our Automotive and Real Estate segments in 2020, our Energy segment in 2019 and our Real Estate segment’s dispositions of certain properties in 2018.

Distributions to non-controlling interests were from our Energy segment for the years ended December 31, 2020, 2019 and 2018, relating to its regular quarterly dividends and distributions, excluding payments made to us. Due to the current economic conditions, our Energy segment only paid dividends in 2020 relating to the fourth quarter of 2019 and a reduced dividend relating to the first quarter of 2020.

Net payments to acquire additional interests in consolidated subsidiaries relates to our Energy segment’s acquisition of the remaining common units of CVR Refining during 2019, which includes $60 million paid to us for our direct investment in CVR Refining.

Net contributions from and distributions to our Holding Company include the dividends and distributions paid by our Energy segment of $85 million, $217 million and $192 million for the years ended December 31, 2020, 2019 and 2018, respectively, as well as by our Real Estate segment of $68 million, $24 million and $543 million, respectively, and by our Automotive segment of $75 million in 2020. During the years ended December 31, 2020, 2019 and 2018, our Automotive segment received funds in the form of investments from our Holding Company of $115 million, $276 million and $365 million, respectively, primarily for the acquisition of businesses, investments in 767 Leasing and costs associated with our Automotive segment’s multi-year transformation plan. During 2020, our Food Packaging segment received funds in the amount of $100 million in connection with Viskase’s equity private placement in October 2020. Our other operating segments received funds in the form of loans and investments from our Holding Company aggregating $23 million, $17 million and $34 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Consolidated Capital Spending

Refer to Note 13, “Segment and Geographic Reporting,” for a reconciliation of our segments’ capital expenditures to consolidated capital expenditures for each of the years ended December 31, 2020, 2019 and 2018. In addition, our Energy segment had turnaround expenditures of $159 million, $38 million and $8 million during the years ended December 31, 2020, 2019 and 2018, respectively, which is reported separately from capital expenditures.

For 2021, we estimate our consolidated capital expenditures to be approximately $215 million to $230 million for our Energy segment, for both maintenance and growth, including $95 million to $100 million for our Energy segments’ renewable diesel unit capital expenditures, $89 million for our Automotive segment, primarily for maintenance and restructuring related activities, and approximately $48 million in the aggregate for all other segments. Our Energy segment also expects its turnaround expenditures to be approximately $18 million to $19 million in 2021.

In addition, our Energy segment approved a renewable diesel project at one of its refineries, which would convert the refinery’s hydrocracker to a renewable diesel unit capable of producing 100 million gallons of renewable diesel per year. The total estimated costs for the project are currently $110 million and completion of the project is expected in June 2021.

Critical Accounting Estimates

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

We believe the following accounting estimates are critical to our business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. For each of December 31, 2020 and 2019, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

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

Long-Lived Assets

Long-lived assets held and used by our various operating segments and long-lived assets to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate a possible significant deterioration in future expected cash flows that could result in the carrying amount of an asset not being recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the remaining useful life of the asset and its eventual disposition. Assumptions used in the review of recoverability require the exercise of significant judgment, including judgment about terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. If the sum of the estimated future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, a fair value assessment is performed. If the carrying amount of the asset exceeds its fair value, an impairment loss is recognized in accordance with U.S. GAAP. Similarly, long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, our long-lived assets did not have any impairment indicators. However, during the second quarter of 2020, two primary products of our Energy segment’s nitrogen fertilizer business experienced significant pricing declines resulting from the broader economic conditions caused by the COVID-19 pandemic. There was significant uncertainty as to the nature and extent of the impacts on the overall demand for corn and soybean given reduced ethanol production and broader economic conditions which could negatively impact demand for its products. As a result, we evaluated the long-lived assets of our Energy Segment’s nitrogen fertilizer business to determine if the carrying value of the asset group exceeded its recoverability. Based on our assessment, which included estimating the recoverability of the asset group using an undiscounted cash flow model, we determined that the recoverability of the asset group was significantly in excess of its carrying value and no impairment was necessary.

Goodwill

Indefinite-lived intangible assets, such as goodwill and trademarks, held by our various segments are reviewed for impairment annually, or more frequently if impairment indicators exist. Goodwill impairment testing consists of (i) a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, and/or, if necessary, (ii) a quantitative analysis which involves comparing the fair value of our reporting units to their respective carrying values. If the fair value of the reporting unit exceeds its carrying value, no impairment is necessary. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss, equal to the difference (limited to the total amount of goodwill allocated to the tested reporting unit), is recognized in accordance with U.S. GAAP. As of December 31, 2020, our consolidated goodwill was $298 million, primarily within our Automotive segment’s Service reporting unit. We perform the annual goodwill impairment test for our Automotive segment as of October 1 of each year. Based on our annual goodwill impairment analysis for our Automotive segment, we determined that the fair value of our Automotive segment’s Service reporting unit was significantly in excess of its carrying value and therefore, no impairment is required. As of December 31, 2020, our Automotive segment had remaining goodwill of $254 million, which is allocated entirely to its Service reporting unit.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported in our consolidated balance sheets. Based on their respective balances as of December 31, 2020, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $824 million, $252 million and $1.3 billion, respectively. However, as of December 31, 2020, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our consolidated statements of operations would be less than the change in fair value since we have an investment of approximately 46% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 54% of the change in fair value. As of December 31, 2019, we estimated that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would decrease by approximately $921 million, $119 million and $1.8 billion, respectively and as of December 31, 2019, our investment in the Investment Funds was 49%.

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

Based on sensitivity analysis for our equity price risks as of December 31, 2020, the effect of a hypothetical 10% adverse change in market prices would result in loss of approximately $35 million for our Holding Company. As of December 31, 2019, such hypothetical loss was approximately $39 million. The selected hypothetical change does not reflect what could be considered the best- or worst-case scenarios as results could be far worse due to the nature of equity markets.

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

Interest Rate Risk

Our predominant exposure to interest rate risk is related to our operating subsidiaries.

Our operating subsidiaries have variable rate debt with a principal amount outstanding aggregating $533 million as of December 31, 2020, including $350 million for our Automotive segment and $150 million for our Food Packaging segment. A 1.0% increase in interest rates would increase interest expense by approximately $5 million on an annualized basis, thus decreasing net income by the same amount. Additionally, as of December 31, 2020, our operating segments have additional borrowing availability subject to variable interest rates aggregating $586 million, which if outstanding, would increase our operating segments’ exposure to changes in interest rates.

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

Food Packaging

Viskase has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which they operate. Viskase is exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect Viskase’s financial condition. Viskase recorded translation gains (losses) in accumulated other comprehensive loss of $3 million and $(3) million for the years ended December 31, 2020 and 2019, respectively, and recorded translation (losses) gains in earnings of $(5) million and $(4) million for the years ended December 31, 2020 and 2019, respectively.

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

Compliance Program Price Risk

As a producer of transportation fuels from petroleum, our Energy segment’s petroleum business is required to blend biofuels into the product it produces or to purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA. CVR Refining is exposed to market risk related to volatility in the price of RINs needed to comply with the Renewable Fuel Standards. To mitigate the impact of this risk on our Energy segment’s results of operations and cash flows, CVR Refining purchased RINs when prices are deemed favorable. See Note 18, “Commitments and Contingencies,” to the consolidated financial statements for further discussion about compliance with the Renewable Fuel Standards.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Icahn Enterprises L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Long-lived asset impairment assessment

As described further in Note 2 of the Partnership’s consolidated financial statements, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  In the quarter ended June 30, 2020, the Partnership identified a triggering event at the Coffeyville nitrogen fertilizer plant (“Coffeyville Asset Group”) in the Partnership’s Energy segment.  At June 30, 2020, the carrying value of the Coffeyville Asset Group was $703 million. In performing the test for recoverability, management estimated the undiscounted future cash flows expected to result from the use of the asset and its disposition, which included assumptions related to the remaining useful life of the Coffeyville Asset Group’s primary asset, cash flow forecasts using estimates of future nitrogen fertilizer pricing, volumes sold, costs incurred for key process inputs, other operating expenses, long-term growth rates and the estimated disposition value. As a result of the recoverability test, the Partnership concluded that the future undiscounted cash flows of the Coffeyville Asset Group exceeded the carrying amount and no impairment was recorded.

We identified the long-lived asset impairment assessment of the Coffeyville Asset Group as a critical audit matter because of the degree of subjectivity inherent in determining management’s estimates noted above, which required significant auditor judgment in obtaining sufficient appropriate audit evidence.

Our audit procedures related to the long-lived asset impairment assessment of the Coffeyville Asset Group included the following, among others.

●	We tested the design and operating effectiveness of certain internal controls relating to management’s long-lived asset impairment evaluation, including identification of indicators that an asset group may not be recoverable and review of assumptions in the estimated future cash flows when indicators of impairment exist.

●	We evaluated management’s identification of a triggering event by considering the current market conditions following the completion of the spring planting season as well as the economic uncertainty surrounding the COVID-19 pandemic.

●	We evaluated the reasonableness of future nitrogen fertilizer pricing assumptions by comparing the prices used by management to current industry and economic trends such as the impacts of the COVID-19 pandemic as well as comparing those prices to the historical performance of the Coffeyville Asset Group, performed sensitivity analyses to evaluate the change in the cash flow estimates, and recalculated management’s estimates.

●	We compared forecasted sales volumes and expenses to historical operating results.

●	We recalculated the carrying amount of the Coffeyville Asset Group, tested the mathematical accuracy of the undiscounted cash flow model and management’s determination of the remaining useful life of the primary asset.

●	With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the valuation methodologies utilized by management and the significant assumptions, including the long-term growth rates and methodology used in estimating the disposition value.

/s/GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2004.

New York, New York

February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Icahn Enterprises Holdings L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Icahn Enterprises Holdings L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Long-lived asset impairment assessment

As described further in Note 2 of the Partnership’s consolidated financial statements, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  In the quarter ended June 30, 2020, the Partnership identified a triggering event at the Coffeyville nitrogen fertilizer plant (“Coffeyville Asset Group”) in the Partnership’s Energy segment.  At June 30, 2020, the carrying value of the Coffeyville Asset Group was $703 million.  In performing the test for recoverability, management estimated the undiscounted future cash flows expected to result from the use of the asset and its disposition, which included assumptions related to the remaining useful life of the Coffeyville Asset Group’s primary asset, cash flow forecasts using estimates of future nitrogen fertilizer pricing, volumes sold, costs incurred for key process inputs, other operating expenses, long-term growth rates and the estimated disposition value.  As a result of the recoverability test, the Partnership concluded that the future undiscounted cash flows of the Coffeyville Asset Group exceeded the carrying amount and no impairment was recorded.

We identified the long-lived asset impairment assessment of the Coffeyville Asset Group as a critical audit matter because of the degree of subjectivity inherent in determining management’s estimates noted above, which required significant auditor judgment in obtaining sufficient appropriate audit evidence.

Our audit procedures related to the long-lived asset impairment assessment of the Coffeyville Asset Group included the following, among others.

●	We tested the design and operating effectiveness of certain internal controls relating to management’s long-lived asset impairment evaluation, including identification of indicators that an asset group may not be recoverable and review of assumptions in the estimated future cash flows when indicators of impairment exist.

●	We evaluated management’s identification of a triggering event by considering the current market conditions following the completion of the spring planting season as well as the economic uncertainty surrounding the COVID-19 pandemic.

●	We evaluated the reasonableness of future nitrogen fertilizer pricing assumptions by comparing the prices used by management to current industry and economic trends such as the impacts of the COVID-19 pandemic as well as comparing those prices to the historical performance of the Coffeyville Asset Group, performed sensitivity analyses to evaluate the change in the cash flow estimates, and recalculated management’s estimates.

●	We compared forecasted sales volumes and expenses to historical operating results.

●	We recalculated the carrying amount of the Coffeyville Asset Group, tested the mathematical accuracy of the undiscounted cash flow model and management’s determination of the remaining useful life of the primary asset.

●	With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the valuation methodologies utilized by management and the significant assumptions, including the long-term growth rates and methodology used in estimating the disposition value.

/s/GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2004.

New York, New York

February 26, 2021

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

	(In millions, except unit amounts)
ASSETS
Cash and cash equivalents	$1,699	$3,794
Cash held at consolidated affiliated partnerships and restricted cash	1,592	1,151
Investments	8,913	9,945
Due from brokers	3,437	858
Accounts receivable, net	502	483
Inventories, net	1,580	1,795
Property, plant and equipment, net	4,228	4,454
Unrealized gain on derivative contracts	785	182
Goodwill	298	282
Intangible assets, net	660	431
Other assets	1,293	1,264
Total Assets	$24,987	$24,639
LIABILITIES AND EQUITY
Accounts payable	$738	$945
Accrued expenses and other liabilities	1,586	1,453
Deferred tax liabilities	569	639
Unrealized loss on derivative contracts	639	1,224
Securities sold, not yet purchased, at fair value	2,521	1,190
Due to brokers	1,618	54
Debt	8,059	8,192
Total liabilities	15,730	13,697

Commitments and contingencies (Note 18)

Equity:
Limited partners: Depositary units: 241,338,835 units issued and outstanding at December 31, 2020 and 214,078,558 units issued and outstanding at December 31, 2019	4,235	6,268
General partner	(853)	(812)
Equity attributable to Icahn Enterprises	3,382	5,456
Equity attributable to non-controlling interests	5,875	5,486
Total equity	9,257	10,942
Total Liabilities and Equity	$24,987	$24,639

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018

	(In millions, except per unit amounts)
Revenues:
Net sales	$6,815	$9,722	$10,576
Other revenues from operations	608	666	647
Net (loss) gain from investment activities	(1,421)	(1,931)	322
Interest and dividend income	169	265	148
(Loss) gain on disposition of assets, net	(17)	253	84
Other (loss) income, net	(31)	19	—
	6,123	8,994	11,777
Expenses:
Cost of goods sold	6,320	8,205	8,993
Other expenses from operations	487	528	538
Selling, general and administrative	1,191	1,375	1,386
Restructuring, net	10	18	21
Impairment	11	2	92
Interest expense	688	605	524
	8,707	10,733	11,554
(Loss) income before income tax benefit (expense)	(2,584)	(1,739)	223
Income tax benefit (expense)	116	(20)	14
(Loss) income from continuing operations	(2,468)	(1,759)	237
(Loss) income from discontinued operations	—	(32)	1,764
Net (loss) income	(2,468)	(1,791)	2,001
Less: net (loss) income attributable to non-controlling interests	(815)	(693)	519
Net (loss) income attributable to Icahn Enterprises	$(1,653)	$(1,098)	$1,482

Net (loss) income attributable to Icahn Enterprises from:
Continuing operations	$(1,653)	$(1,066)	$(238)
Discontinued operations	—	(32)	1,720
	$(1,653)	$(1,098)	$1,482
Net (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(1,620)	$(1,076)	$2,039
General partner	(33)	(22)	(557)
	$(1,653)	$(1,098)	$1,482

Basic and diluted (loss) income per LP unit:
Continuing operations	$(7.33)	$(5.23)	$(1.29)
Discontinued operations	—	(0.15)	12.62
Basic and diluted (loss) income per LP unit	$(7.33)	$(5.38)	$11.33
Basic and diluted weighted average LP units outstanding	221	200	180
Cash distributions declared per LP unit	$8.00	$8.00	$7.00

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Net (loss) income	$(2,468)	$(1,791)	$2,001
Other comprehensive income (loss), net of tax:
Translation adjustments	4	(2)	(86)
Post-retirement benefits and other	(5)	3	18
Other comprehensive (loss) income, net of tax	(1)	1	(68)
Comprehensive (loss) income	(2,469)	(1,790)	1,933
Less: Comprehensive (loss) income attributable to non-controlling interests	(815)	(693)	512
Comprehensive (loss) income attributable to Icahn Enterprises	$(1,654)	$(1,097)	$1,421

Comprehensive (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(1,621)	$(1,075)	$1,979
General partner	(33)	(22)	(558)
	$(1,654)	$(1,097)	$1,421

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(In millions)
Balance, December 31, 2017	$(234)	$5,402	$5,168	$6,318	$11,486
Net (loss) income	(557)	2,039	1,482	519	2,001
Other comprehensive loss	(1)	(60)	(61)	(7)	(68)
Partnership distributions	(2)	(95)	(97)	—	(97)
Investment segment contributions	—	—	—	310	310
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(153)	(153)
Cumulative effect adjustment from adoption of accounting principle	(1)	(28)	(29)	—	(29)
Changes in subsidiary equity and other	5	92	97	(567)	(470)
Balance, December 31, 2018	(790)	7,350	6,560	6,420	12,980
Net loss	(22)	(1,076)	(1,098)	(693)	(1,791)
Other comprehensive income	—	1	1	—	1
Partnership distributions	(2)	(110)	(112)	—	(112)
Partnership contributions	1	54	55	—	55
Investment segment contributions	—	—	—	220	220
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(119)	(119)
Changes in subsidiary equity and other	1	49	50	(342)	(292)
Balance, December 31, 2019	(812)	6,268	5,456	5,486	10,942
Net loss	(33)	(1,620)	(1,653)	(815)	(2,468)
Other comprehensive loss	—	(1)	(1)	—	(1)
Partnership distributions	(10)	(516)	(526)	—	(526)
Partnership contributions	2	100	102	—	102
Investment segment contributions	—	—	—	1,253	1,253
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(36)	(36)
Changes in subsidiary equity and other	—	4	4	(13)	(9)
Balance, December 31, 2020	$(853)	$4,235	$3,382	$5,875	$9,257

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Cash flows from operating activities:
Net (loss) income	$(2,468)	$(1,791)	$2,001
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations	—	32	(1,764)
Net loss (gain) from securities transactions	926	(570)	476
Purchases of securities	(1,945)	(4,948)	(4,810)
Proceeds from sales of securities	4,040	3,648	6,763
Payments to cover securities sold, not yet purchased	(2,336)	(938)	(1,083)
Proceeds from securities sold, not yet purchased	2,913	1,523	1,077
Changes in receivables and payables relating to securities transactions	(1,880)	(220)	(1,195)
Changes in unrealized gains/losses on derivative contracts	(433)	1,181	(1,763)
Loss (gain) on disposition of assets, net	17	(253)	(84)
Depreciation and amortization	510	519	508
Impairment	11	2	92
Deferred taxes	(49)	(89)	(29)
Other, net	60	16	123
Changes in other operating assets and liabilities:
Accounts receivable, net	28	(33)	45
Inventories, net	147	(20)	(86)
Other assets	30	356	316
Accounts payable	(162)	145	(59)
Accrued expenses and other liabilities	175	(20)	(84)
Net cash (used in) provided by operating activities from continuing operations	(416)	(1,460)	444
Net cash provided by operating activities from discontinued operations	—	—	479
Net cash (used in) provided by operating activities	(416)	(1,460)	923
Cash flows from investing activities:
Capital expenditures	(199)	(250)	(272)
Turnaround expenditures	(159)	(38)	(8)
Acquisition of businesses, net of cash acquired	(8)	(39)	(15)
Purchases of investments	(337)	(50)	(60)
Proceeds from sale of investments	98	458	1
Proceeds from disposition of businesses and assets	25	505	3,370
Other, net	(1)	—	8
Net cash (used in) provided by investing activities from continuing operations	(581)	586	3,024
Net cash used in investing activities from discontinued operations	—	—	(437)
Net cash (used in) provided by investing activities	(581)	586	2,587
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	13	220	310
Partnership contributions	102	55	—
Partnership distributions	(526)	(112)	(97)
Purchase of additional interests in consolidated subsidiaries	—	(241)	(5)
Dividends and distributions to non-controlling interests in subsidiaries	(36)	(119)	(139)
Proceeds from Holding Company senior unsecured notes	866	2,507	—
Repayments of Holding Company senior unsecured notes	(1,350)	(1,700)	—
Proceeds from subsidiary borrowings	1,946	810	1,268
Repayments of subsidiary borrowings	(1,644)	(847)	(1,346)
Other, net	(24)	(7)	15
Net cash (used in) provided by financing activities from continuing operations	(653)	566	6
Net cash used in financing activities from discontinued operations	—	—	(163)
Net cash (used in) provided by financing activities	(653)	566	(157)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(4)	(2)	(7)
Add back change in cash and restricted cash of assets held for sale	—	(83)	81
Net (decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	(1,654)	(393)	3,427
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	4,945	5,338	1,911
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$3,291	$4,945	$5,338

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

	(in millions)
ASSETS
Cash and cash equivalents	$1,699	$3,794
Cash held at consolidated affiliated partnerships and restricted cash	1,592	1,151
Investments	8,913	9,945
Due from brokers	3,437	858
Accounts receivable, net	502	483
Inventories, net	1,580	1,795
Property, plant and equipment, net	4,228	4,454
Unrealized gain on derivative contracts	785	182
Goodwill	298	282
Intangible assets, net	660	431
Other assets	1,293	1,264
Total Assets	$24,987	$24,639
LIABILITIES AND EQUITY
Accounts payable	$738	$945
Accrued expenses and other liabilities	1,586	1,453
Deferred tax liabilities	569	639
Unrealized loss on derivative contracts	639	1,224
Securities sold, not yet purchased, at fair value	2,521	1,190
Due to brokers	1,618	54
Debt	8,061	8,195
Total liabilities	15,732	13,700

Commitments and contingencies (Note 18)

Equity:
Limited partner	4,276	6,328
General partner	(896)	(875)
Equity attributable to Icahn Enterprises Holdings	3,380	5,453
Equity attributable to non-controlling interests	5,875	5,486
Total equity	9,255	10,939
Total Liabilities and Equity	$24,987	$24,639

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018

Revenues:
Net sales	$6,815	$9,722	$10,576
Other revenues from operations	608	666	647
Net (loss) gain from investment activities	(1,421)	(1,931)	322
Interest and dividend income	169	265	148
(Loss) gain on disposition of assets, net	(17)	253	84
Other (loss) income, net	(31)	19	—
	6,123	8,994	11,777
Expenses:
Cost of goods sold	6,320	8,205	8,993
Other expenses from operations	487	528	538
Selling, general and administrative	1,191	1,375	1,386
Restructuring, net	10	18	21
Impairment	11	2	92
Interest expense	687	604	523
	8,706	10,732	11,553
(Loss) income before income tax benefit (expense)	(2,583)	(1,738)	224
Income tax benefit (expense)	116	(20)	14
(Loss) income from continuing operations	(2,467)	(1,758)	238
(Loss) income from discontinued operations	—	(32)	1,764
Net (loss) income	(2,467)	(1,790)	2,002
Less: net (loss) income attributable to non-controlling interests	(815)	(693)	519
Net (loss) income attributable to Icahn Enterprises Holdings	$(1,652)	$(1,097)	$1,483

Net (loss) income attributable to Icahn Enterprises Holdings from:
Continuing operations	$(1,652)	$(1,065)	$(237)
Discontinued operations	—	(32)	1,720
	$(1,652)	$(1,097)	$1,483
Net (loss) income attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$(1,635)	$(1,086)	$2,060
General partner	(17)	(11)	(577)
	$(1,652)	$(1,097)	$1,483

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Net (loss) income	$(2,467)	$(1,790)	$2,002
Other comprehensive income (loss), net of tax:
Translation adjustments	4	(2)	(86)
Post-retirement benefits and other	(5)	3	18
Other comprehensive (loss) income, net of tax	(1)	1	(68)
Comprehensive (loss) income	(2,468)	(1,789)	1,934
Less: Comprehensive (loss) income attributable to non-controlling interests	(815)	(693)	512
Comprehensive (loss) income attributable to Icahn Enterprises Holdings	$(1,653)	$(1,096)	$1,422

Comprehensive (loss) income attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$(1,636)	$(1,085)	$2,000
General partner	(17)	(11)	(578)
	$(1,653)	$(1,096)	$1,422

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Equity Attributable to Icahn Enterprises Holdings
	General	Limited		Non-
	Partner’s	Partner’s	Total Partners’	controlling
	Equity (Deficit)	Equity	Equity	Interests	Total Equity

	(In millions)
Balance, December 31, 2017	$(286)	$5,481	$5,195	$6,318	$11,513
Net (loss) income	(577)	2,060	1,483	519	2,002
Other comprehensive loss	(1)	(60)	(61)	(7)	(68)
Partnership distributions	(1)	(96)	(97)	—	(97)
Investment segment contributions	—	—	—	310	310
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(153)	(153)
Cumulative effect adjustment from adoption of accounting principle	—	(29)	(29)	—	(29)
Changes in subsidiary equity and other	1	96	97	(567)	(470)
Balance, December 31, 2018	(864)	7,452	6,588	6,420	13,008
Net loss	(11)	(1,086)	(1,097)	(693)	(1,790)
Other comprehensive income	—	1	1	—	1
Partnership distributions	(2)	(142)	(144)	—	(144)
Partnership contributions	1	54	55	—	55
Investment segment contributions	—	—	—	220	220
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(119)	(119)
Changes in subsidiary equity and other	1	49	50	(342)	(292)
Balance, December 31, 2019	(875)	6,328	5,453	5,486	10,939
Net loss	(17)	(1,635)	(1,652)	(815)	(2,467)
Other comprehensive loss	—	(1)	(1)	—	(1)
Partnership distributions	(5)	(521)	(526)	—	(526)
Partnership contributions	1	101	102	—	102
Investment segment contributions	—	—	—	1,253	1,253
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(36)	(36)
Changes in subsidiary equity and other	—	4	4	(13)	(9)
Balance, December 31, 2020	$(896)	$4,276	$3,380	$5,875	$9,255

See notes to consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Cash flows from operating activities:
Net (loss) income	$(2,467)	$(1,790)	$2,002
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations	—	32	(1,764)
Net loss (gain) from securities transactions	926	(570)	476
Purchases of securities	(1,945)	(4,948)	(4,810)
Proceeds from sales of securities	4,040	3,648	6,763
Payments to cover securities sold, not yet purchased	(2,336)	(938)	(1,083)
Proceeds from securities sold, not yet purchased	2,913	1,523	1,077
Changes in receivables and payables relating to securities transactions	(1,880)	(220)	(1,195)
Changes in unrealized gains/losses on derivative contracts	(433)	1,181	(1,763)
Loss (gain) on disposition of assets, net	17	(253)	(84)
Depreciation and amortization	510	519	508
Impairment	11	2	92
Deferred taxes	(49)	(89)	(29)
Other, net	59	15	122
Changes in other operating assets and liabilities:
Accounts receivable, net	28	(33)	45
Inventories, net	147	(20)	(86)
Other assets	30	356	316
Accounts payable	(162)	145	(59)
Accrued expenses and other liabilities	175	(20)	(84)
Net cash (used in) provided by operating activities from continuing operations	(416)	(1,460)	444
Net cash provided by operating activities from discontinued operations	—	—	479
Net cash (used in) provided by operating activities	(416)	(1,460)	923
Cash flows from investing activities:
Capital expenditures	(199)	(250)	(272)
Turnaround expenditures	(159)	(38)	(8)
Acquisition of businesses, net of cash acquired	(8)	(39)	(15)
Purchases of investments	(337)	(50)	(60)
Proceeds from sale of investments	98	458	1
Proceeds from disposition of businesses and assets	25	505	3,370
Other, net	(1)	—	8
Net cash (used in) provided by investing activities from continuing operations	(581)	586	3,024
Net cash used in investing activities from discontinued operations	—	—	(437)
Net cash (used in) provided by investing activities	(581)	586	2,587
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	13	220	310
Partnership contributions	102	55	—
Partnership distributions	(526)	(112)	(97)
Purchase of additional interests in consolidated subsidiaries	—	(241)	(5)
Dividends and distributions to non-controlling interests in subsidiaries	(36)	(119)	(139)
Proceeds from Holding Company senior unsecured notes	866	2,507	—
Repayments of Holding Company senior unsecured notes	(1,350)	(1,700)	—
Proceeds from subsidiary borrowings	1,946	810	1,268
Repayments of subsidiary borrowings	(1,644)	(847)	(1,346)
Other, net	(24)	(7)	15
Net cash (used in) provided by financing activities from continuing operations	(653)	566	6
Net cash used in financing activities from discontinued operations	—	—	(163)
Net cash (used in) provided by financing activities	(653)	566	(157)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(4)	(2)	(7)
Add back change in cash and restricted cash of assets held for sale	—	(83)	81
Net (decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	(1,654)	(393)	3,427
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	4,945	5,338	1,911
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$3,291	$4,945	$5,338

See notes to consolidated financial statements.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2020. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 92% of Icahn Enterprises’ outstanding depositary units as of December 31, 2020.

Description of Operating Businesses

We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate, Home Fashion and, as of December 2020, Pharma. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with our Holding Company. Our historical results also report the results of our Mining segment, until sold on August 1, 2019, and our Railcar segment through the date we sold our last remaining railcars on lease, which occurred in the third quarter of 2018. See Note 13, “Segment and Geographic Reporting,” for a reconciliation of each of our reporting segment’s results of operations to our consolidated results. Certain additional information with respect to our segments are discussed below.

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. We, certain of Mr. Icahn’s wholly-owned affiliates and Brett Icahn, son of Mr. Icahn, are the only investors in the Investment Funds. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair market value of approximately $4.3 billion and $4.3 billion as of December 31, 2020 and 2019, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy has a general partner interest in each of CVR Refining and CVR Partners. In addition, CVR Energy is the sole limited partner of CVR Refining and owns 36% of the outstanding common units of CVR Partners as of December 31, 2020. As of December 31, 2020, we owned approximately 71% of the total outstanding common stock of CVR Energy.

On January 29, 2019, CVR Energy, pursuant to the exercise of its right to purchase all of the issued and outstanding common units in CVR Refining, purchased the remaining common units of CVR Refining not already owned by CVR

Energy, including the purchase of CVR Refining common units owned directly by us. Prior to this, CVR Energy owned approximately 81% of the common units of CVR Refining and we directly owned approximately 4% of the common units of CVR Refining. As a result of exercising its purchase right, as of January 29, 2019, CVR Energy owns all of the common units of CVR Refining and we no longer have any direct ownership in CVR Refining. In addition, the common units of CVR Refining have subsequently ceased to be publicly traded or listed on the New York Stock Exchange or any other national securities exchange. The remaining common units of CVR Refining acquired in this transaction were purchased for $241 million, excluding the amount paid by CVR Energy to us for the common units of CVR Refining directly owned by us.

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

In October 2020, Viskase completed an equity private placement whereby we acquired an additional 50,000,000 shares of Viskase common stock for $100 million. In connection with this transaction, our ownership of Viskase increased from approximately 79% to 89%.

Prior to this, during January 2018, Viskase received $50 million in connection with its common stock rights offering. In connection with this rights offering, we fully exercised our subscription rights under our basic and over subscription privileges to purchase additional shares of Viskase common stock, thereby increasing our ownership of Viskase from 75% to 79%, for an aggregate additional investment of $44 million.

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

Real Estate

Our Real Estate segment consists primarily of investment properties, the development and sale of single-family homes and the management of a country club.

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

Pharma

We conduct our Pharma segment through our wholly owned subsidiary, Vivus, Inc. (“Vivus”). We acquired all of the outstanding commons stock of Vivus in December 2020 upon its emergence from bankruptcy. Vivus is a specialty pharmaceutical company with two approved therapies and one product candidate in active clinical development.

Prior to Vivus’ emergence from bankruptcy, we held an investment in Vivus’ convertible corporate debt securities with a fair value of $183 million. In addition to the fair value of the convertible corporate debt securities, our total consideration transferred included an exit financing facility of $81 million and a contingent liability of $3 million. The $81 million exit financing facility replaced an existing $63 million term loan previously held by us.

Mining

We conducted our Mining segment through our majority owned subsidiary, Ferrous Resources Ltd. (“Ferrous Resources”). Ferrous Resources acquired certain rights to iron ore mineral resources in Brazil and develops mining operations and related infrastructure to produce and sell iron ore products to the global steel industry. Prior to the sale of Ferrous Resources, as discussed below, we owned approximately 77% of its total outstanding common stock.

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

During 2017, we sold ARL and a majority of its railcar lease fleet. During 2018, we sold all remaining railcars of ARL not previously sold for additional cash consideration of $17 million. In connection with these transactions, we recorded a pretax gain on disposition of assets of $5 million in 2018. As a result of the sale of all remaining railcars during 2018, our business no longer includes an active Railcar segment.

Description of Discontinued Operating Businesses

We also report discontinued operations previously reported in our Automotive and Railcar segments and former Gaming segment. In addition to below, see Note 14, “Discontinued Operations,” for additional information with respect to our discontinued operating businesses.

Automotive

Our discontinued Automotive operations consists of our previously wholly-owned subsidiary, Federal-Mogul LLC (“Federal-Mogul”). On October 1, 2018, we closed on the previously announced sale of Federal-Mogul to Tenneco Inc. (“Tenneco”). In connection with the sale, we received $800 million in cash and approximately 29.5 million shares of

Tenneco common stock, of which approximately 23.8 million shares were non-voting shares convertible into voting shares if and when sold. The remaining approximately 5.7 million voting shares received by us represented approximately 9.9% of the aggregate voting interest in Tenneco. There were restrictions on how many shares of Tenneco common stock that could be sold by us within the first 150 days after the closing of the sale. The voting and non-voting shares of Tenneco common stock have the same economic value. As of October 1, 2018, the approximately 29.5 million voting and non-voting shares of Tenneco common stock had a fair market value of approximately $1.2 billion, which our Holding Company will hold and record as a Level 1 investment measured at fair value on a recurring basis. In addition, Federal-Mogul’s outstanding debt was assumed by Tenneco.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

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

Events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in our inadvertently becoming an investment company that is required to register under the Investment Company Act. Our sales of Federal-Mogul, Tropicana, ARI and Ferrous Resources in recent years did not result in our being considered an investment company. However, additional transactions involving the sale of certain assets could result in our being considered an investment company. Following such events or transactions, an exemption under the Investment Company Act would provide us up to one year to take steps to avoid becoming classified as an investment company. We expect to take steps to avoid becoming classified as an investment company, but no assurance can be made that we will successfully be able to take the steps necessary to avoid becoming classified as an investment company.

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

The following table includes balances of assets and liabilities of VIE’s included in Icahn Enterprises Holdings’ consolidated balance sheets.

	December 31,
	2020	2019

	(in millions)
Cash and cash equivalents	$31	$42
Cash held at consolidated affiliated partnerships and restricted cash	1,558	989
Investments	8,239	9,207
Due from brokers	3,437	858
Accounts receivable, net	37	35
Inventories, net	42	48
Property, plant and equipment, net	1,042	1,110
Unrealized gain on derivative contracts	785	182
Intangible assets, net	232	251
Other assets	107	49
Accounts payable	25	25
Accrued expenses and other liabilities	70	97
Deferred tax liabilities	1	1
Unrealized loss on derivative contracts	622	1,215
Securities sold, not yet purchased, at fair value	2,521	1,190
Due to brokers	1,618	54
Debt	636	633

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our debt as of December 31, 2020 was approximately $8.1 billion and $8.2 billion, respectively. The carrying value and estimated fair value of our debt as of December 31, 2019 was approximately $8.2 billion and $7.6 billion, respectively.

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

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $686 million and $86 million as of December 31, 2020 and 2019, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, is not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.

Our restricted cash balance was $906 million and $1,065 million as of December 31, 2020 and 2019, respectively. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions.

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

Automotive, Food Packaging, Home Fashion and Pharma

Our Automotive, Food Packaging, Home Fashion and Pharma segments’ inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out basis method (“FIFO”), except for our Automotive and Pharma segment, which also utilizes weighted-average cost. Our Automotive segment also determines cost using the last-in, first-out method for certain of its subsidiaries. Inventory recorded using the last-in, first-out method was $555 million and $869 million as of December 31, 2020 and 2019, respectively, all of which relates to finished goods. The cost of manufactured goods includes the cost of direct materials, labor and manufacturing overhead. Our Automotive, Food Packaging, Home Fashion and Pharma segments reserve for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

Metals

Our Metals segment inventories are stated at the lower of cost or net realizable value. Cost is determined using the average cost method. The production and accounting process utilized by our Metals segment to record recycled metals inventory quantities relies on significant estimates. Our Metals segment relies upon perpetual inventory records that utilize estimated recoveries and yields that are based upon historical trends and periodic tests for certain unprocessed metal commodities. Over time, these estimates are reasonably good indicators of what is ultimately produced; however, actual recoveries and yields can vary depending on product quality, moisture content and source of the unprocessed metal. To assist in validating the reasonableness of the estimates, our Metals segment performs periodic physical inventories which involve the use of estimation techniques. Physical inventories may detect significant variations in volume, but because of variations in product density and production processes utilized to manufacture the product, physical inventories will not generally detect smaller variations. To help mitigate this risk, our Metals segment adjusts its physical inventories when the volume of a commodity is low and a physical inventory can more accurately estimate the remaining volume.

Long-Lived Assets

Long-lived assets such as property, plant, and equipment, and definite-lived intangible assets are recorded at cost or fair value established at acquisition, less accumulated depreciation or amortization, unless the expected future use of the assets indicate a lower value is appropriate. Long-lived assets are evaluated for impairment when impairment indicators exist. An evaluation of impairment consists of reviewing the carrying value of a long-lived asset for recoverability. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying value of a long-lived asset is not determined to be recoverable, a fair value assessment is performed. If the carrying amount of the asset exceeds its fair value, an impairment loss is recognized in accordance with U.S. GAAP. Depreciation and amortization are computed principally by the straight-line method for financial reporting purposes.

Land and construction in progress are stated at the lower of cost or net realizable value. Interest is capitalized on expenditures for long-term projects until a salable or ready-for-use condition is reached. The interest capitalization rate is based on the interest rate on specific borrowings to fund the projects.

Costs for planned major maintenance activities (“turnarounds”) for our Energy segment represent major maintenance activities that require shutdown of significant parts of a plant to perform necessary inspection, cleaning, repairs, and replacement of assets. Our Energy segment’s turnaround expenditures are deferred for its petroleum business and expensed as incurred for its nitrogen fertilizer business. Turnarounds generally occur every four to five years for our Energy segment’s refineries and every two to three years for its nitrogen fertilizer plants. Deferred turnaround costs, net of accumulated amortization, are included in other assets in the consolidated financial statements.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets primarily include trademarks and brand names acquired in acquisitions. For a complete discussion of the impairment of goodwill and indefinite-lived intangible assets related to our various segments, see Note 9, “Goodwill and Intangible Assets, Net.”

Goodwill

Goodwill is determined as the excess of the fair value of consideration transferred in a business combination over the net amounts of identifiable assets acquired and liabilities assumed. Goodwill is reviewed for impairment annually, or more frequently if impairment indicators exist. An impairment exists when a reporting unit’s carrying value exceeds its fair value. When performing the goodwill impairment testing, we first consider qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors include considering macroeconomic conditions, industry and market conditions, overall financial performance and other factors. If necessary, a quantitative impairment test is performed. When a quantitative impairment test is performed, a reporting units’ fair value is based on valuation techniques using the best available information, primarily discounted cash flows projections, guideline transaction multiples, and multiples of current and future earnings. The impairment charge, if any, is the excess of the tested reporting unit’s carrying value over its fair value, limited to the total amount of goodwill allocated to the tested reporting unit.

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

Pension and Other Post-Retirement Benefit Plan Obligations

Post-retirement benefit liabilities were $81 million and $73 million as of December 31, 2020 and 2019, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is included in the limited partners and general partner components of equity in the consolidated balance sheets in the amounts of $83 million and $82 million as of December 31, 2020 and 2019, respectively. Refer to Note 16, “Changes in Accumulated Other Comprehensive Loss,” for further information.

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

Real Estate

Leases are classified as either operating, sales-type or direct financing by the lessor. Our Real Estate segment’s net lease portfolio consists of commercial real estate leased to others under long-term operating leases and we account for these leases in accordance with FASB ASC Topic 842, Leases. These assets leased to others are recorded at cost, net of accumulated depreciation, and are included in property, plant and equipment, net on our consolidated balance sheets. Assets leased to others are depreciated on a straight-line basis over the useful lives of the assets, ranging from 5 years to 39 years. Lease revenue is recognized on a straight-line basis over the lease term. Cash receipts for all lease payments received are included in net cash flows from operating activities in the consolidated statements of cash flows.

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

As of December 31, 2020, our Energy segment had $6 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize approximately $3 million of these performance obligations as revenue by the end of 2021 and the remaining balance thereafter.

Contract balances: Our Energy segment’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $31 million and $28 million as of December 31, 2020 and 2019, respectively. Deferred revenue is included in accrued expense and other liabilities in the consolidated balance sheets. For the year ended December 31, 2020, 2019 and 2018, our Energy segment recorded revenue of $27 million, $68 million and $34 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective year.

Automotive

Revenue: Our Automotive segment recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Our Automotive segment revenue from retail and commercial parts sales is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. Automotive service revenues are recognized on completion of the service and consist of products and the labor charged for installing products or maintaining or repairing vehicles. Automotive services labor revenues are included in other revenues from operations in our consolidated statements of operations; however, the sale of any installed parts or materials related to automotive services are included in net sales. Our Automotive segment recognizes revenues from extended warranties offered to its customers on tires its sells, including lifetime warranties for road hazard assistance (recognized over 3 years) and 1-year, 3-year and lifetime plans for alignments (recognized over 1 year, 3 years and 5 years, respectively), for which it receives payment upfront. Revenues from extended warranties are recognized over the term of the warranty contract with the satisfaction of its performance obligations measured using the output method. Our Automotive segment recognizes revenues from franchise royalties, for which it receives payment over time, in the period in which royalties are earned, generally based on a percentage of franchise sales.

Contract balances: Our Automotive segment has deferred revenue with respect to extended warranty plans of $41 million and $42 million as of December 31, 2020 and 2019, respectively, which are included in accrued expenses and other liabilities in our consolidated balance sheets. For the year ended December 31, 2020, 2019 and 2018, our

Automotive segment recorded revenue of $25 million, $21 million and $18 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective year.

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

Pharma

Our Pharma segment records product and supply revenue at the time of shipment at which time it has satisfied its performance obligations. Product revenue represents the significant majority of our Pharma segment’s revenue and is recognized net of estimated returns as well as net of considerations paid to customers, wholesalers and certified pharmacies for services rendered in accordance with their respective services network agreements and includes a fixed rate per prescription shipped and monthly program management and data fees. Consideration fees are not deemed sufficiently separable from the customers’ purchase of the products and therefore, such fees are recorded as a reduction of revenue at the time of revenue recognition. Our Pharma segment, as the principal party in a supply arrangement, recognizes supply revenue on a gross basis. Our Pharma segment also recognizes license and royalty revenue, which are not significant.

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

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which amends FASB ASC Topic 848, Reference Rate Reform. By June 30, 2023, banks will no longer be required to report information that is used to determine London Interbank Offered Rate (“LIBOR”) which is used globally by all types of entities for various types of transactions. As a result, LIBOR could be discontinued, as well as other interest rates used globally. This ASU provides companies with optional expedients for contract modifications under U.S GAAP, excluded components of certain hedging relationships, fair value hedges, and cash flow hedges, as well as certain exceptions, which are intended to help ease the potential accounting burden associated with transitioning away from these reference rates. Companies can apply this ASU immediately and will only be available for a limited time (generally through December 31, 2022). We are currently assessing the impact of this standard on our consolidated financial statements.

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

Investment Funds

During the year ended December 31, 2020, Mr. Icahn and his affiliates (excluding us) contributed $1,241 million to the Investment Funds consisting primarily of in-kind investments previously held directly by Mr. Icahn and his affiliates (excluding us). During the years ended December 31, 2019 and 2018, Mr. Icahn and his affiliates (excluding us) invested $220 million and $310 million, respectively, in the Investment Funds, net of redemptions. As of December 31, 2020 and 2019, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $5.0 billion and $4.5 billion, respectively, representing approximately 54% and 51% of the Investment Funds’ assets under management as of each respective date.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the years ended December 31, 2020, 2019 and 2018, $2 million, $23 million and $12 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

Hertz Global Holdings, Inc.

As discussed in Note 4, “Investments,” the Investment Funds had an investment in the common stock of Hertz Global Holdings, Inc. (“Hertz”) measured at fair value that would have otherwise been subject to the equity method of accounting (until sold in the second quarter of 2020). Icahn Automotive provides services to Hertz in the ordinary course of business. For the years ended December 31, 2020, 2019 and 2018, revenue from Hertz was $20 million, $54 million and $40 million, respectively.

During the year ended December 31, 2018, the Investment Funds purchased shares of a certain investment from Hertz in the amount of $36 million.

In addition to our transactions with Hertz disclosed above, in January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Leasing the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, as amended, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement had an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises’ audit committee. Due to the nature of our involvement with 767 Leasing, which includes Icahn Enterprises and Icahn Enterprises Holdings guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing is a variable interest entity. Furthermore, we determined that we are not the primary beneficiary as we do not have the power to direct the activities of 767 Leasing that most significantly impact its economic performance. Therefore, we do not consolidate the results of 767 Leasing. Our exposure to loss with respect to 767 Leasing is primarily limited to our direct investment in 767 Leasing as well as any payment obligations of 767 Leasing that we guarantee, which are not material as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, 767 Leasing had assets of $36 million and $121 million, respectively, (primarily vehicles for lease) and total liabilities of $0 million and $1 million, respectively, which represents a payable to Icahn Automotive in connection with a shared services agreement. For the years ended December 31, 2020, 2019 and 2018, 767 Leasing had revenues of $43 million, $75 million and $7 million, respectively and net (loss) income of $(12) million, $10 million and $(3) million, respectively.

For the year ended December 31, 2020, 767 Leasing distributed $75 million to us. For the years ended December 31, 2019 and 2018, we invested $50 million and $60 million, respectively, in 767 Leasing. During the years ended December 31, 2020, 2019 and 2018, we had equity (losses) earnings from 767 Leasing of $(7) million, $11 million and $(1) million, respectively. As of December 31, 2020 and 2019, we had an equity method investment in 767 Leasing of $40 million and $120 million, respectively, which we report in our Automotive segment.

ACF Industries LLC

Our Railcar operations, prior to December 5, 2018 (the date we closed on the sale of ARI), had certain transactions with ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn, under various agreements, as well as on a purchase order basis. ACF is a manufacturer and fabricator of specialty railcar parts and miscellaneous steel products. Agreements and transactions with ACF include (i) railcar component purchases from ACF, (ii) railcar parts purchases from and sales to ACF, (iii) railcar purchasing and engineering services agreements with ACF, (iv) lease of certain intellectual property to ACF and (v) railcar repair services and support for ACF. For the year ended December 31, 2018, purchases from ACF were $3 million and revenues from ACF were $6 million.

Insight Portfolio Group LLC

Insight Portfolio Group LLC (“Insight Portfolio Group”) is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises Holdings has a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of ours, including CVR Energy, Viskase, PSC Metals, WPH, Federal-Mogul (prior to October 1, 2018), ARI (prior to December 5, 2018) and Tropicana (prior to October 1, 2018) also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses. A number of other entities with which Mr. Icahn has a relationship also have minority equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group’s operating expenses. Insight Portfolio Group ceased operations effective January 1, 2020. For the years ended December 31, 2019 and 2018, we and certain of our subsidiaries paid certain of the Insight Portfolio Group’s operating expenses of $3 million and $4 million, respectively.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn will serve as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl. C. Icahn. Additionally, Brett Icahn will provide certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement, as discussed below. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. During 2020, Brett Icahn contributed $12 million in accordance with the manager agreement.

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

	(in millions)
Assets
Investments:
Equity securities:
Basic materials	$—	$281
Consumer, non-cyclical	1,548	2,085
Consumer, cyclical	2,073	2,427
Energy	2,654	1,717
Utilities	107	—
Technology	1,578	2,425
Industrial	158	127
	8,118	9,062
Corporate debt securities	121	145
	$8,239	$9,207
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Basic materials	$—	$209
Consumer, non-cyclical	424	29
Consumer, cyclical	572	379
Energy	1,476	124
Utilities	49	—
Financial	—	152
Technology	—	217
Communication	—	80
	$2,521	$1,190

The portion of unrealized gains (losses) that relates to securities still held by our Investment segment, primarily equity securities, was $65 million, $706 million and $(800) million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

After considering specific facts and circumstances, including the collective ownership in entities by the Investment Funds and affiliates of Mr. Icahn, as well as their collective representation on each of the boards of directors, we have determined that we had the ability to exercise significant influence over the operating and financial policies of certain investees of our Investment segment. The following table summarizes our direct ownership in the most significant of such investees.

	Voting	Fair Value of		Gains (Losses)
	Interests	Investment		Recognized in Income
	December 31,	December 31,		Year Ended December 31,
	2020	2020	2019	2020	2019	2018

		(in millions)
Herbalife Nutrition Ltd.	15.5%	$985	$1,343	$161	$(318)	$864
Hertz Global Holdings, Inc.	—	—	551	(637)	105	(197)
Caesars Entertainment Corporation	—	—	1,243	49	478	—
		$985	$3,137	$(427)	$265	$667

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

In addition, in August 2020, the Investment Funds sold a portion of their investment in Herbalife Nutrition Ltd. (“Herbalife”) pursuant to Herbalife’s “modified Dutch auction” tender offer to purchase its common shares, and as a result, the Investment Funds ceased to have an ability to exercise significant influence over the operating and financial policies of Herbalife. Prior to this transaction, the Investment Funds owned approximately 23.8% of the outstanding common stock of Herbalife. In January 2021, Herbalife repurchased shares of its common stock from us and as a result, we owned 6.7% of the outstanding common stock of Herbalife.

Due to the nature of our Investment segment’s operations, the sales of Hertz, Caesars and Herbalife are deemed to be in the ordinary course of business.

The following tables contain summarized financial information with respect to our investments in Hertz and Herbalife during the respective periods (or partial periods) in which we possessed the ability to exercise significant influence over the operating and financial policies of the investee.

	December 31, 2019
	Hertz	Herbalife

	(in millions)
Total assets	$24,627	$2,679
Total liabilities	22,739	3,069
Non-controlling interests	119	—
Equity attributable to investee shareholders	1,769	(390)

The majority of total assets in the table above consists of property, plant and equipment, net for Hertz and cash and cash equivalents, inventories, net and property, plant and equipment, net for Herbalife. The majority of total liabilities in the table above consists of debt for each of Hertz and Herbalife.

	Hertz			Herbalife
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018

	(in millions)
Net sales/Other revenue from operations	$2,755	$9,779	$9,504	$2,609	$4,877	$4,892
Cost of goods sold/Other expenses from operations	3,231	8,051	8,045	518	958	919
Net (loss) income	(1,209)	(50)	(227)	161	311	297
Net (loss) income attributable to investee shareholders	(1,203)	(58)	(225)	161	311	297

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	December 31,
	2020	2019

	(in millions)
Equity method investments	$120	$201
Held to maturity debt investments measured at amortized cost	20	—
Other investments measured at fair value	534	537
	$674	$738

The portion of unrealized losses that relates to equity securities still held by our other segments and our Holding Company was $36 million, $421 million and $339 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 4)	$8,546	$174	$41	$8,761	$9,448	$281	$3	$9,732
Derivative contracts, at fair value (Note 6)	—	785	—	785	—	182	—	182
	$8,546	$959	$41	$9,546	$9,448	$463	$3	$9,914
Liabilities
Securities sold, not yet purchased (Note 4)	$2,521	$—	$—	$2,521	$1,190	$—	$—	$1,190
Derivative contracts, at fair value (Note 6)	11	628	—	639	—	1,224	—	1,224
Other liabilities	—	214	—	214	—	7	6	13
	$2,532	$842	$—	$3,374	$1,190	$1,231	$6	$2,427

Refer to Note 19, “Pension and Other Post-Retirement Benefit Plans,” for our Food Packaging segment’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2020 and 2019.

Assets Measured at Fair Value on a Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value

The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Year Ended December 31,
	2020	2019

	(in millions)
Balance at January 1	$3	$372
Transfer in from Level 2	136	—
Net gains recognized in income	48	89
Purchases	101	—
Transfer out of Level 3	(246)	—
Sales	—	(458)
Other	(1)	—
Balance at December 31	$41	$3

During 2020, we transferred our debt investment in Vivus from Level 2 to Level 3 due to the reduction in market observable sources occurring during the period. The fair value of this investment was derived from the enterprise value of Vivus at emergence from bankruptcy, which was valued using a discounted cash flow method. We recognized a gain of $48 million as a result of adjusting the fair value of this investment just prior to emergence. In the fourth quarter of 2020, this debt investment, consisting of convertible debt securities, along with a separate debt investment in Vivus, consisting of a term loan, was transferred out of Level 3 upon Vivus’ emergence from bankruptcy, at which point, we acquired all of the equity interests in Vivus, resulting in Vivus becoming a consolidated subsidiary of ours.

As of the beginning of 2019, we had a certain equity investment which was considered a Level 3 investment due to unobservable market data and was measured at fair value on a recurring basis. We determined the fair value of this investment based on recent market transactions. During 2019, we sold this equity investment in its entirety.

During 2020, our Real Estate segment recorded an impairment of certain development property, included in other assets in the consolidated balance sheets, of $5 million, and property, plant and equipment, net of $2 million.

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds’ derivative instruments with credit-risk-related contingent features that are in a liability position at December 31, 2020 and 2019 was $1 million and $266 million, respectively.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	December 31, 2020		December 31, 2019
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$—	$8,623	$806	$13,113
Credit contracts(1)	—	2,099	—	622
(1)	The short notional amount on our credit default swap positions was approximately $6.3 billion at December 31, 2020. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $2.1 billion as of December 31, 2020. The short notional amount on our credit default swap positions was approximately $4.7 billion as of December 31, 2019. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $622 million as of December 31, 2019.

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

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Asset Derivatives		Liability Derivatives
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

	(in millions)
Equity contracts	$4	$291	$852	$1,058
Credit contracts	1,012	—	1	266
Sub-total	1,016	291	853	1,324
Netting across contract types(1)	(231)	(109)	(231)	(109)
Total(1)	$785	$182	$622	$1,215
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at December 31, 2020 and 2019 was $872 million and $903 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
	Year Ended December 31,
	2020	2019	2018

Equity contracts	$(1,583)	$(2,152)	$603
Credit contracts	1,088	(342)	129
Commodity contracts	—	(8)	66
	$(495)	$(2,502)	$798
(1)	Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our consolidated statements of operations for our Investment segment.

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

As of December 31, 2020, CVR Refining had 7 million outstanding commodity swap positions. As of December 31, 2020 and 2019, CVR Refining had open forward purchase and sale commitments for 6 million barrels and 4 million barrels, respectively. As of December 31, 2020, CVR Refining had open fixed-price commitments to purchase a net 13 million RINs.

Certain derivative contracts executed by our Energy segment with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. As of December 31, 2020 and 2019, our Energy segment had net liability derivatives of $17 million and $8 million, respectively. Gains recognized on derivatives for our Energy segment were $55 million, $19 million and $146 million for the years ended December 31, 2020, 2019 and 2018, respectively. Gains recognized on derivatives for our Energy segment are included in cost of goods sold on the consolidated statements of operations.

7.  Inventories, Net

Inventories, net consists of the following:

	December 31,
	2020	2019

	(in millions)
Raw materials	$183	$206
Work in process	83	94
Finished goods	1,314	1,495
	$1,580	$1,795

Inventories in the table above is presented net of reserves of $73 million and $27 million as of December 31, 2020 and 2019, respectively.

During the first quarter of 2020, our Energy segment had inventories, net with a carrying value in excess of net realizable value. As a result, our Energy segment recorded a write-down of its inventories of $58 million, which is included in cost of goods sold in the consolidated statements of operations for the year ended December 31, 2020. The write-down represents the difference between the carrying value of inventories accounted for using the first-in-first-out method and selling prices for refined products subsequent to March 31, 2020.

8.  Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

		December 31,
	Useful Life	2020	2019

	(in years)	(in millions)
Land		$393	$396
Buildings and improvements	1 - 40	920	901
Machinery, equipment and furniture	2 - 30	5,347	5,272
Assets leased to others	5 - 39	280	289
Financing leases	3 - 18	113	117
Construction in progress		151	147
		7,204	7,122
Less: Accumulated depreciation and amortization		(2,976)	(2,668)
Property, plant and equipment, net		$4,228	$4,454

Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2020, 2019 and 2018 was $406 million, $410 million and $398 million, respectively.

See Note 5, “Fair Value Measurements,” for discussion regarding certain impairments to our property, plant and equipment.

9.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	December 31, 2020
	Automotive	Food Packaging	Metals	Home Fashion	Pharma	Consolidated

	(in millions)
Gross carrying amount, Jan 1	$336	$6	$4	$23	$—	$369
Acquisitions	5	—	—	1	13	19
Gross carrying amount, Dec 31	341	6	4	24	13	388

Accumulated impairment, Jan 1	(87)	—	—	—	—	(87)
Impairment	—	—	—	(3)	—	(3)
Accumulated impairment, Dec 31	(87)	—	—	(3)	—	(90)

Net carrying value, Dec 31	$254	$6	$4	$21	$13	$298

	December 31, 2019
	Automotive	Food Packaging	Metals	Home Fashion	Consolidated

	(in millions)
Gross carrying amount, Jan 1	$328	$6	$—	$—	$334
Acquisitions	8	—	4	22	34
Foreign exchange	—	—	—	1	1
Gross carrying amount, Dec 31	336	6	4	23	369

Accumulated impairment, Jan 1	(87)	—	—	—	(87)
Impairment	—	—	—	—	—
Accumulated impairment, Dec 31	(87)	—	—	—	(87)

Net carrying value, Dec 31	$249	$6	$4	$23	$282

Intangible assets, net consists of the following:

	December 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$399	$(176)	$223	$397	$(155)	$242
Developed technology	254	(6)	248	4	(4)	—
Other	269	(163)	106	269	(142)	127
	$922	$(345)	$577	$670	$(301)	$369

Indefinite-lived intangible assets			$83			$62
Intangible assets, net			$660			$431

Amortization expense associated with definite-lived intangible assets for the years ended December 31, 2020, 2019 and 2018 was $44 million, $40 million and $47 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

The estimated future amortization expense for our definite-lived intangible assets is as follows:

Year	Amount
(in millions)
2021	$63
2022	60
2023	60
2024	59
2025	57
Thereafter	278
$577

Acquisitions

Acquisitions during the year ended December 31, 2020 were not material individually or in the aggregate. As a result of Vivus’ emergence from bankruptcy in December 2020, our Pharma segment allocated $13 million to goodwill and $271 million to intangible assets during 2020, of which $250 million relates to developed technologies and $21 million relates to in process research and development. The fair value of the developed technologies recognized were based on estimates of the future discounted cash flows expected to be generated over the useful lives of the developed technologies. The developed technologies consist of two approved therapies estimated to have useful lives ranging from 5 and 18 years. The allocations to goodwill and intangible assets are not final and are subject to change.

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

During 2019, our Automotive segment considered qualitative factors to determine that goodwill at its Service reporting unit did not require further testing for impairment.

In the fourth quarter of 2018, coinciding with our annual goodwill impairment analysis, we reorganized our Automotive segment’s reporting units. Prior to the reorganization, our Automotive segment had two reporting units, Pep-Boys and AutoPlus, with all of its goodwill allocated to the Pep-Boys reporting unit. A goodwill impairment analysis just prior to the reorganization did not have an impact on the Pep-Boys reporting unit goodwill. Upon reorganization of the reporting units, a portion of the Pep-Boys reporting unit was reallocated to the AutoPlus reporting unit, which resulted in our Automotive segment continuing to have two redefined reporting units, Service and Parts. As a result, a portion of the goodwill was reallocated using a relative fair value allocation approach, which resulted in approximately 27% of the goodwill being reallocated to the Parts reporting unit. Based on our annual goodwill impairment analysis for our Automotive segment, which reflected our reorganized reporting units, we determined that the carrying value of its Parts reporting unit exceeded its fair value and as a result, we recognized a goodwill impairment charge of $87 million in the fourth quarter of 2018, which represented the full amount of the goodwill allocated to the Parts reporting unit. This impairment was the result of our reporting unit reorganization, which resulted in a significant amount of carrying value of net assets being reallocated to the Parts reporting unit, primarily for inventory, with a significantly lesser fair value due to the future projected cash flows of the Parts reporting unit, which resulted in the Parts reporting unit having a carrying value in excess of its fair value. Therefore, the goodwill reallocated to the Parts reporting unit was immediately impaired. We also determined that the fair value of our Automotive segment’s Service reporting unit was significantly in excess of its carrying value and therefore, no additional impairment is required.

Home Fashion

We perform the annual goodwill impairment test for our Home Fashion segment as of October 1 of each year, or more frequently if impairment indicators exist. During the second quarter of 2020, our Home Fashion segment impaired a portion of its goodwill in the amount of $3 million.

10. Leases

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

Right-of-use assets and lease liabilities are as follows:

	December 31,
	2020	2019

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$552	$624
Lease liabilities (accrued expenses and other liabilities)	570	647

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	65	77
Lease liabilities (debt)	81	93

Additional information with respect to our operating leases as of December 31, 2020 and 2019 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2020	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$37	$38	3.1 years	5.5%
Automotive	436	456	4.6 years	5.7%
Food Packaging	32	36	11.1 years	7.4%
Other segments and Holding Company	47	40
	$552	$570

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2019	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$48	$48	3.7 years	5.6%
Automotive	501	527	5.2 years	5.7%
Food Packaging	34	38	11.7 years	7.4%
Other segments and Holding Company	41	34
	$624	$647

Maturities of lease liabilities as of December 31, 2020 are as follows:

	Operating	Financing
Year	Leases	Leases

	(in millions)
2021	$181	$18
2022	152	14
2023	100	12
2024	73	12
2025	49	13
Thereafter	121	43
Total lease payments	676	112
Less: imputed interest	(106)	(31)
	$570	$81

For the year ended December 31, 2020, lease cost was comprised of operating lease cost of $200 million, amortization of financing lease right-of use assets of $11 million and interest expense on financing lease liabilities of $7 million. For the year ended December 31, 2019, lease cost was comprised of operating lease cost of $202 million, amortization of financing lease right-of use assets of $14 million and interest expense on financing lease liabilities of $7 million. Our Automotive segment accounted for $166 million and $173 million of total lease cost for the years ended December 31, 2020 and 2019, respectively.

Rent expense under operating leases for the years ended December 31, 2018, prior to the adoption of ASC 842, was $168 million.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of December 31, 2020 and 2019, our Real Estate segment has assets leased to others included in property, plant and equipment of $222 million and $222 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $32 million, $33 million and $39 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in other revenue from operations in the consolidated statements of operations. Our Real Estate segment’s anticipated future receipts of minimum operating lease payments receivable are $5 million for 2021, $1 million in 2022 and less than $1 million in 2023 and thereafter.

11. Debt

Debt consists of the following:

	December 31,
	2020	2019

	(in millions)
Holding Company:
5.875% senior unsecured notes due 2022	$—	$1,345
6.250% senior unsecured notes due 2022	1,209	1,211
6.750% senior unsecured notes due 2024	499	498
4.750% senior unsecured notes due 2024	1,106	498
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	999	747
	5,811	6,297
Reporting Segments:
Energy	1,691	1,195
Automotive	368	405
Food Packaging	151	268
Metals	16	7
Real Estate	1	2
Home Fashion	21	18
	2,248	1,895
Total Debt	$8,059	$8,192

Holding Company

Our Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (the “Issuers”) and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each of the senior unsecured notes are payable semi-annually.

In January 2020, the Issuers issued $600 million in aggregate principal amount of 4.750% senior unsecured notes due 2024 and $250 million in aggregate principal amount of 5.250% senior unsecured notes due 2027. The proceeds from these notes, together with cash on hand, were used to repay in full our prior outstanding $1.35 billion principal amount of 5.875% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.

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

Icahn Enterprises recorded a loss on extinguishment of debt of $4 million in 2020 and a gain on extinguishment of debt of $2 million in 2019 in connection with the debt transactions discussed above.

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

The indentures governing each of our senior unsecured notes restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of December 31, 2020, except for the 4.750% senior unsecured notes due 2024 and the 5.250% senior unsecured notes due 2027, are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.

As of December 31, 2020 and 2019, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2020, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

Subsequent Event

In January 2021, the Issuers issued $750 million in aggregate principal amount of 4.375% senior unsecured notes due 2029. The proceeds from this issuance, together with cash on hand, were used to redeem $750 million principal amount of our 6.250% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.

Reporting Segments

Energy

CVR Energy’s debt primarily consists of $600 million in aggregate principal amount of 5.25% senior unsecured notes due 2025 and $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028 (each issued by CVR Energy) and $645 million in aggregate principal amount of 9.25% senior secured notes due 2023 (issued by CVR Partners). Interest for each of these notes are accrued and paid based on contractual terms.

The $600 million in aggregate principal amount of 5.25% senior unsecured notes due 2025 and $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028 were issued by CVR Energy in January 2020. A portion of the net proceeds from the issuance of these notes were used to fund the redemption of CVR Energy’s existing $500 million senior unsecured notes due 2022 (issued by CVR Refining). The remaining net proceeds will be used for CVR Energy’s general corporate purposes. In connection with these transactions, our Energy segment recorded a loss on extinguishment of debt of $8 million.

The senior secured notes issued by CVR Refining are jointly and severally guaranteed on a senior secured basis by the wholly owned subsidiaries of CVR Energy with the exception of CVR Partners and its subsidiaries and certain immaterial wholly owned subsidiaries of CVR Energy. The senior secured notes issued by CVR Partners are guaranteed on a senior secured basis by all of CVR Partners’ existing subsidiaries.

The indentures governing these notes contain certain covenants that restrict the ability of the issuers and their restricted subsidiaries from incurring additional debt or issue certain disqualified equity, create liens on certain assets to secure debt, pay dividends/distributions or make other equity distributions, purchase or redeem capital stock/common units, make certain investments, sell assets, agree to certain restrictions on the ability of restricted subsidiaries to make distributions, loans, or other asset transfers to the issuers, consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets, engage in transactions with affiliates and designate restricted subsidiaries as unrestricted subsidiaries.

As of December 31, 2020 and 2019, total availability under CVR Refining and CVR Partners variable rate asset based revolving credit facilities aggregated $385 million and $443 million, respectively. CVR Refining also had $35 million and $7 million of letters of credit outstanding as of December 31, 2020 and 2019.

Automotive

Icahn Automotive’s debt primarily consists of an asset-based revolving credit facility with variable interest rates. Icahn Automotive debt outstanding under this credit facility was $350 million and $382 million as of December 31, 2020 and 2019, respectively, and matures in the third quarter of 2021. Interest for the credit facility is accrued and paid based on contractual terms. The interest rate on the credit facility was 2.01% and 4.15% as of December 31, 2020 and 2019, respectively. Substantially all of Icahn Automotive’s assets are pledged as collateral under the above credit facility.

As of December 31, 2020 and 2019, there was availability under revolving credit facilities of $96 million and $107 million, respectively. Icahn Automotive also had $45 million and $41 million of letters of credit outstanding as of December 31, 2020 and 2019, respectively.

Food Packaging

Viskase’s debt primarily consists of a credit agreement providing for a $150 million term loan and a $30 million revolving credit facility issued in October 2020 and maturing in 2023. The proceeds from the term loan, plus cash received from Viskase’s equity private placement in October 2020, as discussed in Note 1, “Description of Business,” were used to repay in full Viskase’s existing term loan. Interest for this note is accrued and paid based on contractual terms. The interest rate on Viskase’s term loans were 3.72% and 5.19% as of December 31, 2020 and 2019, respectively.

Covenants

All of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the consolidated statements of operations were $4 million, $6 million and $5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Consolidated Maturities

The following is a summary of the maturities of our debt:

Year	Amount
(in millions)
2021	$400
2022	1,213
2023	777
2024	1,600
2025	1,350
Thereafter	2,651
Total debt payments (excluding financing lease payments)	7,991
Less: unamortized discounts, premiums and deferred financing fees	(13)
Financing leases (Note 10)	81
$8,059

12. Net Income Per LP Unit

The components of the computation of basic and diluted income (loss) per LP unit from continuing and discontinued operations of Icahn Enterprises are as follows:

	Year Ended December 31,
	2020	2019	2018

	(in millions, except per unit amounts)
Net loss attributable to Icahn Enterprises from continuing operations	$(1,653)	$(1,066)	$(238)
Net loss attributable to Icahn Enterprises from continuing operations allocated to limited partners (98.01% allocation)	$(1,620)	$(1,045)	$(233)

Net (loss) income attributable to Icahn Enterprises from discontinued operations	$—	$(32)	$1,720
Less: net loss attributable to Icahn Enterprises from discontinued operations allocated 100% to general partner	—	—	598
Net (loss) income attributable to Icahn Enterprises from discontinued operations allocable to limited partners	$—	$(32)	$2,318
Net loss (income) attributable to Icahn Enterprises from discontinued operations allocated to limited partners (98.01% allocation)	$—	$(31)	$2,272

Basic and diluted (loss) income per LP unit:
Continuing operations	$(7.33)	$(5.23)	$(1.29)
Discontinued operations	—	(0.15)	12.62
Basic and diluted (loss) income per LP unit	$(7.33)	$(5.38)	$11.33
Basic and diluted weighted average LP units outstanding	221	200	180

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

LP Unit Transactions

The following table summarizes the changes in Icahn Enterprises outstanding depositary units during each of the years ended December 31, 2020, 2019 and 2018.

	Mr. Icahn and	Public
	Affiliates	Unitholders	Total
December 31, 2017	157,898,582	15,665,725	173,564,307
Unit distributions	17,543,006	235,944	17,778,950
2017 Incentive Plan	—	22,840	22,840
December 31, 2018	175,441,588	15,924,509	191,366,097
Unit distributions	21,608,064	290,789	21,898,853
2017 Incentive Plan	—	19,259	19,259
2019 at-the-market offering	—	794,349	794,349
December 31, 2019	197,049,652	17,028,906	214,078,558
Unit distributions	24,902,568	449,610	25,352,178
2019 at-the-market offering	—	1,908,099	1,908,099
Sale to Brett Icahn	(202,758)	202,758	—
December 31, 2020	221,749,462	19,589,373	241,338,835

Unit Distributions

During each of the years ended December 31, 2020, 2019 and 2018, we declared four quarterly distributions. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units. If a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash. In connection with these distributions, during 2020, aggregate cash distributions to all depositary unitholders was $516 million, of which $422 million relates to the distribution declared in the first quarter of 2020. Mr. Icahn and his affiliates have historically elected to receive their distributions in additional units; however, in the first quarter of 2020, they received their distribution in cash. For the distributions declared in the second, third and fourth quarters of 2020, Mr. Icahn and his affiliates elected to receive their distributions in additional units and cash distributions paid to other depositary unitholders was $30 million, $31 million and $33 million, respectively. Mr. Icahn and his affiliates may in the future elect to receive all or a portion of their distributions in cash or in additional depositary units.

2019 At-The-Market Offering

On May 2, 2019, Icahn Enterprises announced the commencement of its “at-the-market” offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, for up to $400 million in aggregate sale proceeds. During the years ended December 31, 2020 and 2019, we received gross proceeds of $101 million and $55 million, respectively, in connection with this offering. As of December 31, 2020, Icahn Enterprises may sell its depositary units for up to an additional $244 million in aggregate sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of the program.

2017 Incentive Plan

During the years ended December 31, 2020, 2019 and 2018, Icahn Enterprises distributed depositary units, net of payroll withholdings, with respect to certain restricted depositary units and deferred unit awards that vested during the respective periods in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”). The aggregate impact of the 2017 Incentive Plan is not material with respect to our consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

13. Segment and Geographic Reporting

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

	Year Ended December 31, 2020
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Mining	Railcar	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$3,930	$1,929	$409	$313	$43	$188	$3	$—	—	$—	$6,815
Other revenues from operations	—	—	549	—	—	59	—	—	—	—	—	608
Net (loss) gain from investment activities	(1,368)	34	—	—	—	—	—	—	—	—	(87)	(1,421)
Interest and dividend income	136	10	—	—	—	1	—	—	—	—	22	169
(Loss) gain on disposition of assets, net	—	(7)	(6)	—	1	(5)	—	—	—	—	—	(17)
Other (loss) income, net	(17)	(1)	(7)	(6)	3	—	2	—	—	—	(5)	(31)
	(1,249)	3,966	2,465	403	317	98	190	3	—	—	(70)	6,123
Expenses:
Cost of goods sold	—	4,164	1,344	327	298	35	150	2	—	—	—	6,320
Other expenses from operations	—	—	449	—	—	38	—	—	—	—	—	487
Selling, general and administrative	2	116	904	52	16	34	43	2	—	—	22	1,191
Restructuring, net	—	—	8	1	1	—	—	—	—	—	—	10
Impairment	—	—	—	—	1	7	3	—	—		—	11
Interest expense	196	125	12	11	1	—	1	—	—	—	342	688
	198	4,405	2,717	391	317	114	197	4	—	—	364	8,707
(Loss) income from continuing operations before income tax benefit (expense)	(1,447)	(439)	(252)	12	—	(16)	(7)	(1)	—	—	(434)	(2,584)
Income tax benefit (expense)	—	112	54	(8)	—	—	—	—	—	—	(42)	116
Net (loss) income from continuing operations	(1,447)	(327)	(198)	4	—	(16)	(7)	(1)	—	—	(476)	(2,468)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(682)	(133)	—	—	—	—	—	—	—	—	—	(815)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(765)	$(194)	$(198)	$4	$—	$(16)	$(7)	$(1)	$—	$—	$(476)	$(1,653)
Supplemental information:
Capital expenditures	$—	$124	$35	$19	$3	$11	$5	$—	$—	$—	$2	$199
Depreciation and amortization	$—	$343	$95	$27	$18	$17	$8	$2	$—	$—	$—	$510

	Year Ended December 31, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Mining	Railcar	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$6,364	$2,293	$385	$340	$23	$187	$—	$130	$—	$—	$9,722
Other revenues from operations	—	—	591	—	—	75	—	—	—	—	—	666
Net loss from investment activities	(1,599)	—	—	—	—	—	—	—	—	—	(332)	(1,931)
Interest and dividend income	190	4	—	—	—	1	—	—	1	—	69	265
Gain (loss) on disposition of assets, net	—	4	(4)	—	1	—	—	—	252	—	—	253
Other (loss) income, net	(5)	13	15	(8)	—	4	(1)	—	(1)	—	2	19
	(1,414)	6,385	2,895	377	341	103	186	—	382	—	(261)	8,994
Expenses:
Cost of goods sold	—	5,707	1,615	312	343	18	159	—	51	—	—	8,205
Other expenses from operations	—	—	474	—	—	54	—	—	—	—	—	528
Selling, general and administrative	23	146	1,032	55	15	21	42	—	15	—	26	1,375
Restructuring, net	—	—	6	8	3	—	1	—	—	—	—	18
Impairment	—	—	—	1	1	—	—	—	—	—	—	2
Interest expense	106	106	20	17	1	—	1	—	4	—	350	605
	129	5,959	3,147	393	363	93	203	—	70	—	376	10,733
(Loss) income from continuing operations before income tax (expense) benefit	(1,543)	426	(252)	(16)	(22)	10	(17)	—	312	—	(637)	(1,739)
Income tax (expense) benefit	—	(112)	55	(6)	—	6	—	—	(1)	—	38	(20)
Net (loss) income from continuing operations	(1,543)	314	(197)	(22)	(22)	16	(17)	—	311	—	(599)	(1,759)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(768)	68	—	(5)	—	—	—	—	12	—	—	(693)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(775)	$246	$(197)	$(17)	$(22)	$16	$(17)	$—	$299	$—	$(599)	$(1,066)
Supplemental information:
Capital expenditures	$—	$121	$47	$17	$24	$22	$5	$—	$14	$—	$—	$250
Depreciation and amortization	$—	$352	$98	$26	$19	$17	$7	$—	$—	$—	$—	$519

	Year Ended December 31, 2018
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Mining	Railcar	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$7,124	$2,295	$395	$466	$22	$171	$—	$103	$—	$—	$10,576
Other revenues from operations	—	—	563	—	—	84	—	—	—	—	—	647
Net income (loss) from investment activities	635	—	—	—	—	—	—	—	—	—	(313)	322
Interest and dividend income	104	2	—	1	—	16	—	—	1	—	24	148
(Loss) gain on disposition of assets, net	—	(6)	(1)	—	—	89	—	—	(3)	5	—	84
Other (loss) income, net	(2)	15	(1)	(17)	1	1	—	—	5	—	(2)	—
	737	7,135	2,856	379	467	212	171	—	106	5	(291)	11,777
Expenses:
Cost of goods sold	—	6,508	1,493	316	441	18	144	—	73	—	—	8,993
Other expenses from operations	—	—	483	—	—	54	—	—	—	1	—	538
Selling, general and administrative	12	138	1,051	57	19	22	34	—	27	1	25	1,386
Restructuring, net	—	5	5	9	—	—	2	—	—	—	—	21
Impairment	—	—	90	—	1	—	1	—	—	—	—	92
Interest expense	46	104	16	16	—	1	1	—	3	—	337	524
	58	6,755	3,138	398	461	95	182	—	103	2	362	11,554
Income (loss) from continuing operations before income tax (expense) benefit	679	380	(282)	(19)	6	117	(11)	—	3	3	(653)	223
Income tax (expense) benefit	—	(46)	52	4	(1)	(5)	—	—	(2)	(2)	14	14
Net income (loss) from continuing operations	679	334	(230)	(15)	5	112	(11)	—	1	1	(639)	237
Less: net income (loss) from continuing operations attributable to non-controlling interests	360	121	—	(3)	—	—	—	—	(2)	—	(1)	475
Net income (loss) from continuing operations attributable to Icahn Enterprises	$319	$213	$(230)	$(12)	$5	$112	$(11)	$—	$3	$1	$(638)	$(238)
Supplemental information:
Capital expenditures	$—	$102	$66	$25	$21	$13	$5	$—	$40	$—	$—	$272
Depreciation and amortization	$—	$339	$92	$26	$18	$19	$8	$—	$6	$—	$—	$508

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for certain reportable segments below.

Energy

Disaggregated revenue for our Energy segment net sales is presented below:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Petroleum products	$3,580	$5,960	$6,773
Nitrogen fertilizer products	350	404	351
	$3,930	$6,364	$7,124

Automotive

Disaggregated revenue for our Automotive segment net sales and other revenues from operations is presented below:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Automotive services	$1,228	$1,373	$1,321
Aftermarket parts sales	1,250	1,511	1,537
	$2,478	$2,884	$2,858

Condensed Balance Sheets

Icahn Enterprises’ condensed balance sheets by reporting segment are presented below. Icahn Enterprises Holdings’ condensed balance sheets are substantially the same, with immaterial differences relating to our Holding Company’s other assets, debt and equity attributable to Icahn Enterprises Holdings.

	December 31, 2020
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$14	$667	$45	$16	$1	$21	$2	$8	$925	$1,699
Cash held at consolidated affiliated partnerships and restricted cash	1,558	7	—	—	2	8	6	—	11	1,592
Investments	8,239	253	40	—	—	15	—	—	366	8,913
Accounts receivable, net	—	178	109	88	64	10	33	20	—	502
Inventories, net	—	298	1,080	89	22	—	81	10	—	1,580
Property, plant and equipment, net	—	2,747	857	160	82	310	65	—	7	4,228
Goodwill and intangible assets, net	—	238	376	31	9	1	21	282	—	958
Other assets	4,308	335	582	101	37	121	19	6	6	5,515
Total assets	$14,119	$4,723	$3,089	$485	$217	$486	$227	$326	$1,315	$24,987
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$2,256	$1,189	$1,167	$181	$73	$45	$65	$64	$110	$5,150
Securities sold, not yet purchased, at fair value	2,521	—	—	—	—	—	—	—	—	2,521
Debt	—	1,691	368	151	16	1	21	—	5,811	8,059
Total liabilities	4,777	2,880	1,535	332	89	46	86	64	5,921	15,730

Equity attributable to Icahn Enterprises	4,283	1,039	1,554	141	128	440	141	262	(4,606)	3,382
Equity attributable to non-controlling interests	5,059	804	—	12	—	—	—	—	—	5,875
Total equity	9,342	1,843	1,554	153	128	440	141	262	(4,606)	9,257
Total liabilities and equity	$14,119	$4,723	$3,089	$485	$217	$486	$227	$326	$1,315	$24,987

	December 31, 2019
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$11	$652	$46	$22	$3	$53	$1	$—	$3,006	$3,794
Cash held at consolidated affiliated partnerships and restricted cash	989	—	—	1	6	2	7	—	146	1,151
Investments	9,207	81	120	—	—	15	—	—	522	9,945
Accounts receivable, net	—	182	143	78	32	12	36	—	—	483
Inventories, net	—	373	1,215	100	32	—	75	—	—	1,795
Property, plant and equipment, net	—	2,888	916	161	122	299	68	—	—	4,454
Goodwill and intangible assets, net	—	258	382	30	11	8	24	—	—	713
Other assets	1,076	239	673	125	27	125	20	—	19	2,304
Total assets	$11,283	$4,673	$3,495	$517	$233	$514	$231	$—	$3,693	$24,639
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,310	$1,180	$1,340	$196	$70	$38	$66	$—	$115	$4,315
Securities sold, not yet purchased, at fair value	1,190	—	—	—	—	—	—	—	—	1,190
Debt	—	1,195	405	268	7	2	18	—	6,297	8,192
Total liabilities	2,500	2,375	1,745	464	77	40	84	—	6,412	13,697

Equity attributable to Icahn Enterprises	4,296	1,312	1,750	40	156	474	147	—	(2,719)	5,456
Equity attributable to non-controlling interests	4,487	986	—	13	—	—	—	—	—	5,486
Total equity	8,783	2,298	1,750	53	156	474	147	—	(2,719)	10,942
Total liabilities and equity	$11,283	$4,673	$3,495	$517	$233	$514	$231	$—	$3,693	$24,639

Geographic Information

The following table presents our consolidated geographic net sales from external customers, other revenues from operations and property, plant and equipment, net for the periods indicated:

							Property, Plant and
	Net Sales			Other Revenues From Operations			Equipment, Net
	Year Ended December 31,			Year Ended December 31,			December 31,
	2020	2019	2018	2020	2019	2018	2020	2019

	(in millions)
United States	$6,462	$9,271	$10,170	$604	$652	$629	$4,082	$4,299
International	353	451	406	4	14	18	146	155
	$6,815	$9,722	$10,576	$608	$666	$647	$4,228	$4,454

Geographic locations for net sales and other revenues from operations are based on locations of the customers and geographic locations for property, plant, and equipment are based on the locations of the assets.

14. Discontinued Operations

Income from discontinued operations is summarized as follows:

	Year Ended December 31, 2018
	Automotive	Gaming	Railcar	Total

Revenues:
Net sales	$5,993	$—	$228	$6,221
Other revenues from operations	—	679	213	892
Interest and dividend income	2	1	2	5
Gain on disposition of assets, net	65	—	—	65
Other income, net	5	1	13	19
	6,065	681	456	7,202
Expenses:
Cost of goods sold	4,999	—	215	5,214
Other expenses from operations	—	311	114	425
Selling, general and administrative	601	238	40	879
Restructuring, net	13	—	—	13
Impairment	2	—	4	6
Interest expense	137	4	19	160
	5,752	553	392	6,697
Income from discontinued operations before gain on sale and income tax expense	313	128	64	505
Gain on sale of discontinued operations	251	779	400	1,430
Income from discontinued operations before income tax expense	564	907	464	1,935
Income tax expense	(69)	(89)	(13)	(171)
Income from discontinued operations	495	818	451	1,764
Less: income from discontinued operations attributable to non-controlling interests	7	17	20	44
Income from discontinued operations attributable to Icahn Enterprises	$488	$801	$431	$1,720
Supplemental information:
Capital expenditures	$303	$58	$125	$486
Depreciation and amortization	$100	$19	$47	$166

15. Income Taxes

The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows:

	Icahn Enterprises		Icahn Enterprises Holdings
	December 31,		December 31,
	2020	2019	2020	2019

	(in millions)		(in millions)
Book basis of net assets	$3,382	$5,456	$3,380	$5,453
Book/tax basis difference	(774)	(1,397)	(774)	(1,397)
Tax basis of net assets	$2,608	$4,059	$2,606	$4,056

Income (loss) from continuing operations before income tax benefit (expense) is as follows:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Domestic	$(2,586)	$(1,765)	$235
International	2	26	(12)
	$(2,584)	$(1,739)	$223

Income tax benefit (expense) attributable to continuing operations is as follows:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Current:
Domestic	$69	$(106)	$(11)
International	(2)	(3)	(4)
Total current	67	(109)	(15)
Deferred:
Domestic	51	87	30
International	(2)	2	(1)
Total deferred	49	89	29
	$116	$(20)	$14

A reconciliation of the income tax benefit (expense) calculated at the federal statutory rate to income tax benefit (expense) on continuing operations as shown in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Income tax benefit (expense) at U.S. statutory rate	$543	$365	$(47)
Tax effect from:
Valuation allowance	(243)	(63)	(4)
Non-controlling interest	(6)	(4)	26
Goodwill impairment	—	—	(18)
Stock dispositions	—	—	69
Income not subject to taxation	(287)	(314)	14
State taxes	103	—	—
Other	6	(4)	(26)
Income tax benefit (expense)	$116	$(20)	$14

The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows:

	December 31,
	2020	2019

	(in millions)
Deferred tax assets:
Property, plant and equipment	$17	$17
Net operating loss	996	791
Tax credits	60	29
Capital loss	358	155
Leases	141	133
Other	119	71
Total deferred tax assets	1,691	1,196
Less: Valuation allowance	(1,026)	(619)
Net deferred tax assets	$665	$577

Deferred tax liabilities:
Property, plant and equipment	$(121)	$(125)
Intangible assets	(84)	(37)
Investment in partnerships	(657)	(652)
Investment in U.S. subsidiaries	(184)	(184)
Leases	(135)	(125)
Other	(46)	(61)
Total deferred tax liabilities	(1,227)	(1,184)
	$(562)	$(607)

We recorded deferred tax assets and deferred tax liabilities of $7 million and $569 million, respectively, as of December 31, 2020 and $32 million and $639 million, respectively, as of December 31, 2019. Deferred tax assets are included in other assets in our consolidated balance sheets.

We analyze all positive and negative evidence to consider whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income, tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. As of December 31, 2020 we had a valuation allowance of approximately $1,026 million primarily related to tax loss and credit carryforwards and other deferred tax assets. The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. For the year ended December 31, 2020, the valuation allowance on deferred tax assets increased by $407 million. The increase was primarily attributable to capital loss and state net operating loss carryforwards and the acquisition of Vivus, which has a full valuation allowance on its deferred tax assets.

On December 11, 2020, we acquired all of the outstanding stock of Vivus upon its emergence from bankruptcy. As of December 31, 2020, Vivus had an estimated federal net operating loss carryforward of approximately $656 million and federal and state tax credits of approximately $17 million.

At December 31, 2020, American Entertainment Properties Corp. (“AEPC”), a wholly-owned corporate subsidiary of Icahn Enterprises and Icahn Enterprises Holdings, which includes all or parts of our Automotive, Food Packaging, Metals, Home Fashion and Real Estate segments had U.S federal net operating loss carryforwards of approximately $2.1 billion with expiration dates from 2024 through 2037. Additionally, AEPC and its corporate subsidiaries had foreign net operating loss carryforwards of $29 million with an unlimited carryforward period and $11 million with a 5-year carryforward period.

At December 31, 2020, CVR Energy had state income tax credits of $30 million, which are available to reduce future state income taxes. These credits can be carried forward indefinitely.

On October 9, 2020, Viskase completed an equity private placement whereby AEPC ownership increased from approximately 79% to 89%. As a result of greater than 80% ownership, Viskase became a member of the consolidated federal tax group of AEPC and party to a tax allocation agreement with AEPC. The tax allocation agreement provides, among other things, that AEPC will pay all consolidated federal income taxes on behalf of the consolidated tax group and Viskase is required to make payments to AEPC in an amount equal to the tax liability, if any, that it would have paid if it were to file a separate company return.

On August 1, 2018, CVR Energy completed an exchange offer whereby CVR Refining’s public unitholders tendered a total of 21,625,106 common units of CVR Refining in exchange for 13,699,549 shares of CVR Energy common stock. As a result of the exchange offer, AEPC owned less than 80% of the common stock of CVR Energy and CVR Energy deconsolidated from the AEPC consolidated federal income tax group. Beginning with the tax period after the exchange, CVR Energy became the parent of a new consolidated group for U.S. federal income tax purposes and will file and pay its federal income tax obligations directly to the Internal Revenue Service (“IRS”).

As of December 31, 2020, we have not provided taxes on approximately $66 million of undistributed earnings in foreign subsidiaries which are deemed to be indefinitely reinvested. If at some future date these earnings cease to be permanently reinvested, we may be subject to foreign income and withholding taxes upon repatriation of such amounts. An estimate of the tax liability that would be incurred upon repatriation of foreign earnings is not practicable to determine.

Enactment of U.S. Tax Legislation

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of The Tax Legislation. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We report additional tax from the GILTI inclusion as incurred and currently estimate additional tax due in 2020 of less than $1 million.

Under the Tax Legislation, an entity must pay a Base Erosion Anti-Abuse Tax (“BEAT”) if the BEAT is greater than its regular tax liability. We currently estimate no additional tax due in 2020 pursuant to the BEAT provisions.

Accounting for Uncertainty in Income Taxes

A summary of the changes in the gross amounts of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Balance at January 1	$33	$34	$34
Addition based on tax positions related to the current year	1	2	—
Increase for tax positions of prior years	6	—	6
Decrease for tax positions of prior years	(2)	—	—
Decrease for statute of limitation expiration	(3)	(3)	(6)
Balance at December 31	$35	$33	$34

At December 31, 2020, 2019 and 2018, we had unrecognized tax benefits of $35 million, $33 million and $34 million, respectively. Of these totals, $31 million, $27 million and $30 million represent the amount of unrecognized tax benefits that if recognized, would affect the annual effective tax rate in the respective periods. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.

During the next 12 months, we believe that it is reasonably possible that unrecognized tax benefits may decrease by approximately $2 million due to statute expirations.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. We recorded $3 million, $1 million and $1 million as of December 31, 2020, 2019 and 2018, respectively, in liabilities for tax related net interest and penalties in our consolidated balance sheets. Income tax expense (benefit) related to interest and penalties were $2 million, $0 million and $(1) million for the years December 31, 2020, 2019 and 2018, respectively. We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We and our subsidiaries are no longer subject to U.S. federal tax examinations for years before 2016 or state and local examinations for years before 2014, with limited exceptions. The AEPC group’s income tax returns are currently under examination by the IRS for the years ended December 31, 2018 and 2017.  As of December 31, 2020, AEPC has not been notified of any issues pursuant to the examination.

16. Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits and
	of Tax	Other, Net of Tax	Total

	(in millions)
Balance, December 31, 2019	$(38)	$(44)	$(82)
Other comprehensive income (loss) before reclassifications, net of tax	4	(6)	(2)
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	1	1
Other comprehensive income (loss), net of tax	4	(5)	(1)
Balance, December 31, 2020	$(34)	$(49)	$(83)

17. Other Income, Net

Other income, net consists of the following:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Dividend expense	$(17)	$(5)	$(2)
Equity earnings from non-consolidated affiliates	2	21	7
Foreign currency transaction loss	(5)	(5)	(1)
Non-service pension and other post-retirement benefits expense	(1)	(3)	(8)
(Loss) gain on extinguishment of debt	(12)	2	—
Other	2	9	4
	$(31)	$19	$—

18. Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities on an undiscounted basis were $37 million and $34 million as of December 31, 2020 and 2019, respectively, primarily within our Energy and Metals segments and which are included in accrued expenses and other liabilities in our consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

Energy

On August 21, 2018, CVR Refining received a letter from the United States Department of Justice (the “DOJ”) on behalf of the Environmental Protection Agency (the “EPA”) and the Kansas Department of Health and Environment (“KDHE”) alleging violations of the Clean Air Act and a 2012 Consent Decree (“CD”) between CVR Refining, the United States (on behalf of the EPA) and KDHE at CVR Energy’s Coffeyville refinery. In June 2020, a tolling agreement between the parties relating to such allegations expired, and the United States and KDHE sent demand letters relating to the allegations (the “Stipulated Claims”) and seeking stipulated penalties. In February 2021, the DOJ and KDHE sent CVR Refining a statement of position under the CD regarding its demand for Stipulated Claims. As CVR Refining disputes most claims asserted by the government, in accordance with the CD, CVR Refining deposited funds into a commercial escrow account pending resolution of disputed claims. The escrowed funds are legally restricted for use and are included within other assets on the consolidated balance sheets. In December 2020, the DOJ and KDHE filed a supplement complaint in the United States District Court for the District of Kansas asserting nine counts for alleged violations of the Clean Air Act, the Kansas State Implementation Plan and Kansas law (“the Statutory Claims”) and seeking civil penalties, injunctive and related relief. Negotiations relating to the Stipulated Claims and the Statutory Claims are ongoing and CVR Energy cannot at this time determine the outcome of this matter, including whether such outcome, or any subsequent enforcement or litigation relating thereto would have a material impact on our Energy segment’s financial position, results of operations, or cash flows.

As of December 31, 2020 and 2019, our Energy segment had environmental accruals of $11 million and $6 million, respectively, representing estimated costs for future remediation efforts at certain sites.

Metals

PSC Metals has been designated as a potentially responsible party (“PRP”) under U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. In addition, one of PSC Metals’ Knoxville, Tennessee locations was the subject of investigations by the State of Tennessee under the federal Superfund law. These investigations were performed by the State of Tennessee pursuant to a contract with the EPA. PSC Metals has entered into Tennessee’s Voluntary Clean-Up Oversight and Assistance Program (“VOAP”) and expects to enter into a settlement with the Tennessee Department of Environment and Conservation (“TDEC”) in the future. Currently, PSC Metals believes that it has adequately reserved for the cost of any potential future remediation associated with its Knoxville location, but cannot fully assess the impact of all costs or liabilities associated with TDEC’s investigations. With respect to all other matters in which PSC Metals has been designated as a PRP under U.S. federal and state superfund laws, PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these other sites to be immaterial as of both December 31, 2020 and 2019. If it is determined that PSC Metals has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material to its operations.

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals’ operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon its management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $25 million and $27 million at December 31, 2020 and 2019, respectively. PSC Metals believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business. Estimates of PSC Metals’ liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a PRP at additional sites. The impact of such future events cannot be estimated at the current time.

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

CVR Refining’s expenses for its compliance with RFS were $190 million, $43 million and $60 million for years ended December 31, 2020, 2019 and 2018, respectively, which are included in cost of goods sold in our consolidated statements of operations. CVR Refining’s costs to comply with RFS include the purchased cost of RINs, the impact of recognizing CVR Refining’s uncommitted biofuel blending obligation at fair value based on market prices at each reporting date and the valuation change of RINs purchases in excess of CVR Refining’s RFS obligation as of the reporting date. During the year ended December 31, 2020, the cost to comply with RFS was unfavorably impacted by an increase in CVR Refining’s RFS obligation and increased market pricing. As of December 31, 2020 and 2019, CVR Refining’s biofuel blending obligation was $214 million and $7 million, respectively, which is included in accrued expenses and other liabilities in our consolidated balance sheets.

Litigation

From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.

Energy

In 2019, CVR Energy, CVR Refining and its general partner, CVR Refining Holdings, Icahn Enterprises and certain directors and affiliates were named in at least one of nine lawsuits filed by purported former unitholders of CVR Refining, on behalf of themselves and an alleged class of similarly situated unitholders relating to CVR Energy’s exercise of the call option (“Call Option”) under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner (the “Delaware Lawsuits”). The Delaware Lawsuits primarily allege breach of contract, tortious interference and breach of the implied covenant of good faith and fair dealing and seek monetary damages and attorneys’ fees, among other remedies. In January 2020, the court dismissed CVR Holdings and certain former directors of CVR Refining’s general partner from the Delaware Lawsuits, though permitted some or all of the claims to proceed against each remaining defendant. On April 6, 2020, a lawsuit was filed in the United States District Court for the Southern District of New York against the CVR Energy, CVR Refining and its general partner, CVR Refining Holdings, Icahn Enterprises, and CVR Energy’s Chief Executive Officer by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders also relating to CVR Energy’s exercise of the Call Option (the “New York Lawsuit” and together with the Delaware Lawsuits, the “Call Option Lawsuits”). The New York Lawsuit primarily alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 thereunder and seeks monetary damages and attorney’s fees, among other remedies. CVR Energy believes the Call Option Lawsuits are without merit and intends to vigorously defend against them. The Call Option Lawsuits remain in the early stages of litigation, and discovery is currently on-going. Accordingly, CVR Energy cannot determine at this time the outcome of the Call Option Lawsuits, including whether the outcome of this matter would have a material impact on our Energy segment’s financial position, results of operations, or cash flows.

On January 27, 2021, a lawsuit was filed against the defendants in the Call Option Lawsuits in the 434th Judicial District Court of Fort Bend County, Texas by their primary and excess insurers seeking declaratory judgements determining that they owe no indemnity coverage and, for certain defendants, no defense obligations relating to the Call Option Lawsuits (the “Call Option Insurer Case”). The defendants believe the Call Option Insurer Case is without merit, intends to vigorously defend the claims against them and filed a related lawsuit in the Delaware Court of Chancery. These lawsuits are in the early stages of litigation. Accordingly, CVR Energy cannot determine at this time their outcome, including whether such outcome would have a material impact on our Energy Segment’s financial position, results of operations, or cash flows

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 92% of Icahn Enterprises’ outstanding depositary units as of December 31, 2020. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of December 31, 2020. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $122 million as of December 31, 2020. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

The current underfunded status of the pension plans of Viskase and ACF requires them to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the Viskase or ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.

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

Other

The U.S. Attorney’s office for the Southern District of New York contacted Icahn Enterprises L.P. in September 2017 seeking production of information pertaining to our and Mr. Icahn’s activities relating to the Renewable Fuels Standard and Mr. Icahn’s former role as an advisor to the former President of the United States. We cooperated with the request and provided information in response to the subpoena. The U.S. Attorney’s office for the Southern District of New York contacted Icahn Enterprises L.P. in June 2018 seeking production of information pertaining to trading in Manitowoc Company, Inc. securities. We cooperated with the request and provided documents in response to the subpoena. The U.S. Attorney’s office has not made any claims or allegations against us or Mr. Icahn with respect to either of the foregoing inquiries. We believe that we maintain a strong compliance program and, while no assurances can be made, we do not believe these inquiries will have a material impact on our business, financial condition, results of operations or cash flows.

Unconditional Purchase Obligations

Unconditional purchase obligations are primarily within our Energy and Pharma segments. Our Energy segment’s unconditional purchase obligations relate to commitments for petroleum products storage and transportation, electricity supply agreements, product supply agreements, commitments related to CVR Energy’s biofuel blending obligation and various agreements for gas and gas transportation. Our Pharma segment’s unconditional purchase obligations relate to agreements to purchase goods or services from suppliers for the manufacture of its products. The minimum required payments for our Energy and Pharma segments’ unconditional purchase obligations are as follows:

Year	Energy	Pharma

	(in millions)
2021	$127	$27
2022	83	14
2023	81	21
2024	77	14
2025	73	14
Thereafter	325	57
	$766	$147

CVR Energy is a party to various supply agreements which commit it to purchase minimum volumes of crude oil, hydrogen, oxygen, nitrogen, petroleum coke and natural gas to run its facilities’ operations. For the years ended December 31, 2020, 2019 and 2018, amounts purchased under these supply agreements totaled approximately $153 million, $167 million and $214 million, respectively.

19. Pension and Other Post-Retirement Benefit Plans

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

Components of net periodic benefit cost (credit) are as follows:

	U.S. and Non-U.S. Pension Benefits
	Year Ended December 31,
	2020	2019	2018

	(in millions)
Service cost	$—	$—	$1
Interest cost	5	6	6
Expected return on plan assets	(5)	(4)	(5)
Amortization of actuarial losses	1	1	1
Settlement loss recognized	—	—	7
	$1	$3	$10

The following table provides disclosures for Viskase’s benefit obligations, plan assets, funded status, and recognition in the consolidated balance sheets. As pension costs for Viskase are not material to our consolidated financial position and results of operations, we do not provide information regarding their inputs and valuation assumptions.

	U.S and Non-U.S. Pension Benefits
	2020	2019

	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$154	$146
Interest cost	5	6
Benefits paid	(7)	(7)
Actuarial loss	11	11
Currency translation	3	(2)
Benefit obligation, end of year	166	154
Change in plan assets:
Fair value of plan assets, beginning of year	90	77
Actual return on plan assets	10	15
Employer contributions	1	5
Benefits paid	(7)	(7)
Fair value of plan assets, end of year	94	90
Funded status of the plan and amounts recognized in the consolidated balance sheets	$(72)	$(64)

Defined Benefit Plans Measured at Fair Value on a Recurring Basis

The following table presents Viskase’s defined benefit plan assets measured at fair value on a recurring basis:

	December 31, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(in millions)
U.S. and Non-U.S. Plans:
Cash and cash equivalents	$7	$—	$7	$3	$—	$3
Government debt securities	3	6	9	1	2	3
Exchange traded funds	13	—	13	18	—	18
Mutual funds	40	2	42	26	2	28
Common stock	23	—	23	27	—	27
	$86	$8	$94	$75	$4	$79
Investments measured at net asset value			—			11
Plan assets measured at fair value			$94			$90

20. Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Cash payments for interest, net of amounts capitalized	$(507)	$(524)	$(484)
Cash receipts (payments) for income taxes, net of payments	22	(64)	(20)
Non-cash consideration for obtaining a controlling interest in subsidiary	(249)	—	—
Non-cash Investment segment contributions from non-controlling interests	1,240	—	—
Equity investment consideration received from sale of business	—	—	1,241

In addition to the above, Icahn Enterprises Holdings reduced its receivable from Icahn Enterprises in a non-cash distribution to limited partner in the amount of $32 million during 2019. This transaction is reported as a non-cash related party transaction with respect to Icahn Enterprises Holdings and is eliminated in consolidation with respect to Icahn Enterprises.

21. Subsequent Events

Icahn Enterprises

Distribution

On February 24, 2021, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about April 28, 2021 to depositary unitholders of record at the close of business on March 26, 2021. Depositary unitholders will have until April 16, 2021 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units on Nasdaq during the 5 consecutive trading days ending April 23, 2021. No fractional depositary units will be issued pursuant to the distribution payment. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any holders electing to receive depositary units. Any holders that would only be eligible to receive a fraction of a depositary unit based on the above calculation will receive a cash payment. For distributions declared by the Board in prior quarters, the default election (for holders that did not make an election) was a cash distribution. The default election (for holders that do not make an election) for the distribution to be paid on or about April 28, 2021 will be a distribution paid in additional depository units, a change from prior quarters.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and Icahn Enterprises Holdings’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2020, is effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Icahn Enterprises L.P.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2020, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.

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

/s/GRANT THORNTON LLP

New York, New York

February 26, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, offices held and ages of the directors and executive officers of Icahn Enterprises G.P., Inc. (“Icahn Enterprises GP”), the general partner of each of Icahn Enterprises L.P. (“Icahn Enterprises”) and Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) during 2020 and through the date of this Report are as follows:

Name	Age	Position
Carl C. Icahn	85	Chairman of the Board
Keith Cozza	42	President, Chief Executive Officer and Director
SungHwan Cho	46	Chief Financial Officer and Director
Ted Papapostolou	40	Chief Accounting Officer
Brett Icahn	41	Director
Michael Nevin	37	Director
Denise Barton	63	Director
Alvin B. Krongard	84	Director
Stephen A. Mongillo	59	Director

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

Carl C. Icahn has served as Chairman of the Board and a director of Starfire Holding Corporation, a privately-held holding company, and Chairman of the Board and a director of various subsidiaries of Starfire Holding Corporation, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly-owned subsidiary of Icahn Enterprises and certain related entities, Mr. Icahn’s principal occupation has been managing private investment funds, including Icahn Partners LP and Icahn Partners Master Fund LP. Since 1990, Mr. Icahn has been Chairman of the Board of Icahn Enterprises GP, the general partner of Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn was previously: Chairman of the Board of Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts, from 2010 until 2018; Chairman of the Board of CVR Refining, LP from 2013 to 2018; Chairman of the Board of CVR Energy, Inc., from 2012 to 2018; President and a member of the Executive Committee of XO Holdings, from 2011 to 2017, and Chairman of the Board of its predecessors, from 2003 to 2011; a director of Federal-Mogul LLC, a supplier of automotive powertrain and safety components, from 2007 to 2015, and the non-executive Chairman of the Board of Federal-Mogul LLC, from 2008 to 2015; Chairman of the Board of American Railcar Industries, Inc., a railcar manufacturing company, from 1994 to 2014; a director of American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, from 2004 to 2013; a director of WestPoint Home LLC, from 2005 to 2011; and a director of Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, from 1993 to 2010.

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

Keith Cozza has been the President and Chief Executive Officer of Icahn Enterprises since February 2014. In addition, Mr. Cozza has served as Chief Operating Officer of Icahn Capital LP, the subsidiary of Icahn Enterprises through which Carl C. Icahn manages investment funds, since February 2013. From February 2013 to February 2014, Mr. Cozza served as Executive Vice President of Icahn Enterprises. Mr. Cozza is also the Chief Financial Officer of Icahn Associates Holding LLC, a position he has held since 2006. Mr. Cozza has been a: Chairman of the Board of Xerox Corporation, a provider of document management solutions, since May 2018; and director of Icahn Enterprises since September 2012. In addition, Mr. Cozza serves as a director of certain wholly-owned subsidiaries of Icahn Enterprises, including: Icahn Automotive Group LLC and PSC Metals, LLC. Mr. Cozza was previously: a director of Tenneco Inc., manufacturers of Ride Performance, Clean Air products and technology solutions for automotive and commercial vehicles, from October 2018 until March 2019; a director of Federal-Mogul LLC, a supplier of automotive powertrain and safety components, from January 2017 until October 2018; a director of Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts, from February 2014 until October 2018; a director of Herbalife Ltd., a nutrition company, from April 2013 until April 2018; a member of the Executive Committee of American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, from June 2014 to June 2017; a director of FCX Oil & Gas Inc., a wholly-owned subsidiary of Freeport-McMoRan Inc., from October 2015 to April 2016; a director of CVR Refining, LP from January 2013 to February 2014; and a director of MGM Holdings Inc., an entertainment company focused on the production and distribution of film and television content, from April 2012 to August 2012. Icahn Enterprises, Icahn Automotive Group LLC, PSC Metals, LLC and CVR Refining, LP each are indirectly controlled by Carl C. Icahn, and Federal-Mogul LLC, Tropicana Entertainment Inc. and American Railcar Leasing LLC were previously indirectly controlled by Mr. Icahn. Mr. Icahn has or previously had non-controlling interests in Xerox Corporation, Tenneco Inc., Herbalife Ltd., Freeport-McMoRan, and MGM Holdings through the ownership of securities.

Mr. Cozza brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In particular, his experience as Chief Financial Officer of Icahn Associates Holding LLC enables him to understand the complex business and financial issues that we may face.

SungHwan Cho has served as Chief Financial Officer of Icahn Enterprises since March 2012. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises since October 2006. Mr. Cho has been a: director of Hertz Global Holdings, Inc., a company engaged in the car rental business, since May 2017; director of CVR Energy, Inc. since May 2012 (and has been Chairman of the Board of CVR Energy, Inc. since June 2018); and director of Icahn Enterprises since September 2012. In addition, Mr. Cho serves as a director of WestPoint Home LLC. Mr. Cho was previously: a director of PSC Metals, LLC; a director of Icahn Automotive Group LLC; a director of Tenneco Inc., manufacturers of Ride Performance, Clean Air products and technology solutions for automotive and commercial vehicles, from April 2019 until June 2020; a director and Chairman of the Board of Ferrous Resources Limited, an iron ore mining company, from January 2017 until July 2019; a director (from January 2013) and Chairman of the Board (from June 2018) of CVR Refining, LP until January 2019; a member of the Executive Committee of American Railcar Leasing LLC, a lessor an seller of specialized railroad tank and covered hopper railcars, from September 2013 to June 2017; a director of CVR Partners, LP from May 2012 to April 2017; a director of Viskase Companies, Inc. from November 2006 to April 2017; a director of Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 to November 2013; a director (from June 2011) and Chairman of the Board (from July 2014) of American Railcar Industries, Inc., a railcar manufacturing company, until December 2018; and a director of Federal-Mogul LLC, a supplier of automotive powertrain and safety components, until October 2018. Icahn Enterprises, CVR Energy, Inc., Icahn Automotive Group LLC, PSC Metals, LLC, WestPoint Home LLC, CVR Partners, LP, Viskase Companies, Inc. and CVR Refining, LP each are indirectly controlled by Carl C. Icahn, and Ferrous Resources Limited, American Railcar Leasing LLC, American Railcar Industries, Inc. and Federal-Mogul LLC, were previously indirectly controlled by Mr. Icahn. Mr. Icahn has or previously had a non-controlling interest in each of Hertz Global Holdings, Tenneco, Inc. and Take-Two Interactive Software through the ownership of securities.

Mr. Cho brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In particular, his service as Chief Financial Officer of Icahn Enterprises and Icahn Enterprises Holdings enables him to understand the complex business and financial issues that we may face.

Ted Papapostolou has served as Chief Accounting Officer of Icahn Enterprises since March 2020, and as its Secretary since April 2020. Mr. Papapostolou served in various progressive accounting positions at Icahn Enterprises from March 2007 to March 2020. Previously, Mr. Papapostolou worked at Grant Thornton LLP in their audit practice.

Mr. Papapostolou received his M.B.A from The Peter J. Tobin College of Business at Saint John’s University and his B.B.A from Frank G. Zarb School of Business at Hofstra University. Mr. Papapostolou has served as director of Viskase Companies, Inc., since April 2020. Viskase Companies, Inc., is indirectly controlled by Carl C. Icahn.

Brett Icahn has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP and has been a Portfolio Manager for Icahn Capital LP, a subsidiary of Icahn Enterprises since October 2020. Mr. Icahn was previously a consultant for Icahn Enterprises, where he exclusively provided investment advice to Carl C. Icahn with respect to the investment strategy for Icahn Enterprises’ Investment segment and with respect to capital allocation across Icahn Enterprises’ various operating subsidiaries from 2017 to 2020. From 2010 to 2017, Mr. Icahn was responsible for co-executing an investment strategy across all industries as a Portfolio Manager of the Sargon Portfolio for Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds. From 2002 to 2010, Mr. Icahn served as an investment analyst for Icahn Capital LP and in a variety of investment advisory roles for Carl C. Icahn. Mr. Icahn has been a director of Newell Brands Inc., a global marketer of consumer and commercial products, since March 2018. Mr. Icahn was previously a director of: Nuance Communications, Inc., a provider of voice and language solutions, from October 2013 to March 2016; Voltari Corporation, a mobile data services provider, from January 2010 to August 2014; American Railcar Industries, Inc., a railcar manufacturing company, from January 2007 to June 2014; Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, from January 2010 to February 2014; Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 to November 2013; and The Hain Celestial Group, Inc., a natural and organic products company, from July 2010 to November 2013. Voltari Corporation, American Railcar Industries and Cadus Corporation were previously indirectly controlled by Carl C. Icahn. Carl C. Icahn also has or previously had non-controlling interests in Newell Brands Inc., Nuance Communications, Inc., Take-Two Interactive Software Inc. and the Hain Celestial Group through the ownership of securities. Brett Icahn is the son of Carl C. Icahn.

Mr. Icahn brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In addition, Mr. Icahn is uniquely qualified based on his prior experience working as an investment analyst for Icahn Capital LP.

Michael Nevin has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since December 2018 and has served as Managing Director from June 2018 until August 2019. In addition, Mr. Nevin has served as Chief Financial Officer of Icahn Automotive Group LLC since February 2019. From July 2015 to June 2018, Mr. Nevin served as a Financial Analyst at Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Nevin was employed by Jefferies LLC as a Research Analyst from 2014 to 2015 covering the utilities sector. Mr. Nevin was also employed by JP Morgan Investment Bank in various roles from 2009 to 2014, most recently as an Associate from 2012 to 2014. Mr. Nevin has been a director of: Viskase Companies, Inc. since April 2017. Mr. Nevin was previously: a director of Conduent Incorporated, a provider of business process outsourcing services, from December 2016 through August 2019; a director of Ferrous Resources Ltd, an iron ore mining company, from December 2016 through its sale in August 2019; a director of American Railcar Industries, Inc., a railcar manufacturing company, from February 2017 through its sale in December 2018; and a director of Federal-Mogul LLC, a supplier of automotive powertrain and safety components, from February 2016 through its sale in October 2018. Viskase Companies, Inc., is indirectly controlled by Carl C. Icahn. Ferrous Resources Ltd., American Railcar Industries, Inc. and Federal-Mogul LLC were previously indirectly controlled by Mr. Icahn. Carl C. Icahn also has a non-controlling interests in Conduent Incorporated through the ownership of securities. Mr. Nevin is married to the daughter of Carl C. Icahn.

Mr. Nevin brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In particular, his service as Chief Financial Officer of Icahn Automotive enables him to understand the complex business and financial issues that we may face.

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

Ms. Barton brings to her service as a director her significant experience in leadership roles as director of various companies as discussed above. In particular, her service as Chief Financial Officer of various companies enables her to understand the complex business and financial issues that we may face.

Alvin B. Krongard has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since March 2019 and is a member of our audit committee. Mr. Krongard currently serves as a director and a member of the audit committee of the board of directors of Apollo Global Management, LLC; as a director and chairman of the corporate governance committee and the investment committee of the board of directors of Iridium Communications Inc. and previously served as the lead independent director and chairman of the audit committee of the board of directors of Under Armour, Inc from March 2019 until May 2020. He served as Executive Director of the Central Intelligence Agency from 2001 to 2004 and as counselor to the Director of the Central Intelligence Agency from 2000 to 2001. Mr. Krongard previously served in various capacities at Alex.Brown, Incorporated, including serving as Chief Executive Officer beginning in 1991 and assuming additional duties as Chairman of the board of directors in 1994. Upon the merger of Alex.Brown with Bankers Trust Corporation in 1997, Mr. Krongard became Vice Chairman of the Board of Bankers Trust and served in such capacity until joining the Central Intelligence Agency in 1998.

Mr. Krongard brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In particular, his service as Chief Executive Officer of Alex.Brown, Incorporated enables him to understand the complex business and financial issues that we may face.

Stephen A. Mongillo has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since March 2020 and is a member of our audit committee. Mr. Mongillo has served as a director of CVR Energy, Inc., a majority owned subsidiary of Icahn Enterprises, since May 2012. Mr. Mongillo is currently, and has been since April 2012, the Chairman and Chief Executive Officer of AMPF, Inc., a distributor of picture frame mouldings and supplies of which he is also the principal shareholder. Previously, Mr. Mongillo served as: a director of HERC Holdings, Inc., a publicly traded equipment rental company, from 2016 until 2018; a director of American Railcar Industries, Inc from 2009 until 2011; a director of WestPoint Home LLC, from March 2009 until January 2011; and a managing director of Icahn Capital LP, from January 2008 until January 2011. Icahn Capital LP and WestPoint Home, LLC are each indirectly controlled by Carl C. Icahn. American Railcar Industries, Inc. was previously indirectly controlled by Carl C. Icahn. Carl C. Icahn also previously had non-controlling interests in HERC Holdings, Inc through the ownership of securities. Mr. Mongillo received a B.A. from Trinity College and an M.B.A from the Amos Tuck School of Business Administration at Dartmouth College.

Mr. Mongillo brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In particular, his service as Chief Executive Officer of AMPF, Inc. enables him to understand the complex business and financial issues that we may face.

Audit Committee

Denise Barton, Alvin B. Krongard and Stephen A. Mongillo serve on our audit committee. Denise Barton is an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K and is “independent” within the meaning of Rule 5605(a)(2) of the Nasdaq Listing Rules. We believe that each of the other audit committee members are also “independent.” A copy of the audit committee charter is available on our website at www.ielp.com/corporate-governance or may be obtained without charge by writing to Icahn Enterprises L.P., 16690 Collins Avenue, PH-1, Sunny Isles Beach, FL 33160, Attention: Investor Relations.

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

Audit Committee Report

The audit committee has confirmed that: (1) the audit committee reviewed and discussed our audited financial statements for the year ended December 31, 2020 with management; (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU§380); (3) the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1; and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the board of directors that our audited financial statements for the year ended December 31, 2020 be included in this Report.

This report is provided by the following independent directors, who constitute the audit committee:

Denise Barton

Alvin B. Krongard

Stephen A. Mongillo

Code of Ethics and Business Conduct

Icahn Enterprises GP’s board of directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is available on our website at www.ielp.com/corporate-governance and may be obtained without charge by writing to Icahn Enterprises L.P., 16690 Collins Avenue, PH-1, Sunny Isles Beach, FL 33160, Attention: Investor Relations.

Nasdaq Corporate Governance Compliance

Pursuant to Rule 5615(a)(4)(J) of the Nasdaq corporate governance requirements, in the event that an executive officer of Icahn Enterprises’ or Icahn Enterprises Holdings’, or a person performing an equivalent role, becomes aware of any noncompliance with Nasdaq’s corporate governance requirements, he or she is required to provide prompt notice to Nasdaq of such noncompliance. As of February 26, 2021, we believe that we are compliant with Nasdaq’s corporate governance requirements.

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

The board of directors met ten times during 2020, including four regularly scheduled meetings and six special meetings. All of the directors who served during all of 2020 attended at least 75% of the total meetings of the board of directors and each of its committees on which such director served.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of common stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. In July 2020, Mr. Papapostolou filed a Form 3 with the SEC, which was not timely filed following his designation as officer of Icahn Enterprises in March 2020 as required by Section 16(a) of the Exchange Act. Mr. Papapostolou did not have any transactions to report and has not been required to file any other reports with the SEC.

Item 11. Executive Compensation

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

Compensation Discussion and Analysis

The following section provides an overview and analysis of our compensation programs, the compensation decisions we have made under those programs, and the factors we considered in making those decisions. Later in this section, under the heading “Additional Information Regarding Executive Compensation,” we provide a table containing specific information about the compensation earned by the following individuals in 2020, whom we refer to as our named executive officers:

●	Carl C. Icahn, Chairman of the Board(1)
●	Keith Cozza, President and Chief Executive Officer(2)
●	SungHwan Cho, Chief Financial Officer(3)
●	Ted Papapostolou, Chief Accounting Officer
●	Peter Reck, Chief Accounting Officer(4)
(1)	In addition, Mr. Icahn serves as Chief Executive Officer of our subsidiary, Icahn Capital LP and of the Investment Funds.
(2)	In addition, Mr. Cozza also serves as the Chief Operating Officer of Icahn Capital LP, serves as director of Icahn Enterprises and Icahn Enterprises Holdings and holds officer and/or director positions at certain of our other subsidiaries.
(3)	In addition, Mr. Cho serves as a director of Icahn Enterprises and Icahn Enterprises Holdings.
(4)	Mr. Reck served as Chief Accounting Officer until March 31, 2020, at which time his employment with us ended.

The discussion below is intended to help you understand the detailed information provided in the table and put that information into context within our overall compensation program.

Overview of Compensation Program

Throughout this narrative discussion and in the accompanying table, we refer to our named executive officers. The key compensation package provided to our named executive officers consists of (i) base salary, (ii) incentive compensation and (iii) other benefits. The key compensation provided to our named executive officers for 2020 consisted of salary and bonuses. See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for the compensation received by each of our named executive officers for 2020. Executive compensation levels and bonuses are established based upon the recommendation of our chairman, which are discussed with members of the board. The board of directors does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.

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

Each element of compensation is reviewed so that the overall compensation package will attract, motivate and retain our key employees, including our named executive officers, by rewarding superior performance. The following factors are considered to determine the amount of compensation paid to each executive officer:

●	overall job performance, including performance against corporate and individual objectives;
●	job responsibilities, including unique skills necessary to support our long-term performance, including that of our subsidiaries; and
●	teamwork, both contributions as a member of the executive management team and fostering an environment of personal and professional growth for the entire work force.

Allocation of Compensation

There is no pre-established policy or target for the allocation of compensation. As we are a limited partnership and a controlled entity under the Nasdaq listing rules, our status as an MLP exempts us from certain corporate governance rules, including the requirement to maintain a compensation committee. In 2020, the total compensation granted to named executive officers was in the form of cash compensation.

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

See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for detailed information on the compensation received by each of our named executive officers for 2020.

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

For 2020, Mr. Cozza was paid a discretionary bonus of $5,000,000, Mr. Cho received a discretionary bonus of $1,700,000 and Mr. Papapostolou received a discretionary bonus of $100,000.

401(k) Plan and Other Benefits

For 2020, Messrs. Cozza, Cho, Papapostolou and Reck were our only named executive officers participating in our qualified Icahn Enterprises Holdings 401(k) Plan (the “401(k) Plan”), and thus received matching contributions for 2020. The matching contributions for the respective named executive officer in 2020 are disclosed in our Summary Compensation Table under “All Other Compensation” and in the related footnote. Mr. Icahn was our only named executive who did not participate in the 401(k) Plan for 2020. Our 401(k) Plan helps employees save and prepare financially for retirement.

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

Perquisites

The total value of all perquisites and personal benefits (exclusive of 401(k) Plan matching contributions) provided to each of our named executive officers for 2020, 2019 and 2018 was less than $10,000 per person, except for Mr. Icahn, for whom perquisites and other benefits are identified in the Summary Compensation Table under the “All Other Compensation” column and in related footnotes.

CEO Pay Ratio

Our Chief Executive Officer to median employee pay ratio (“CEO Pay Ratio”) is calculated in accordance with Regulation S-K. We determined that we are permitted by Regulation S-K to use the same median employee for 2020 as was identified previously using initial data as of December 31, 2018, which used total cash compensation (inclusive of any bonuses) as our compensation measure. We elected to use the prior data as we have not had significant changes to our employee population or employee compensation arrangements that we reasonably believe would result in a significant change in our CEO Pay Ratio disclosure.

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

The median employee identified in the prior year continued to be actively employed as of December 31, 2020. The annual compensation for such employee was calculated using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table below.

Our Chief Executive Officer’s total annual compensation for 2020 was $6,511,588. The median employee’s total annual compensation for 2020 was $30,989. The ratio of our Chief Executive Officer’s total annual compensation to our median employee’s total annual compensation for 2020 was 210:1.

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

This report is provided by the board of directors:

Carl C. Icahn

Keith Cozza

Sung Hwan Cho

Brett Icahn

Michael Nevin

Denise Barton

Alvin B. Krongard

Stephen A. Mongillo

Compensation Committee Interlocks and Insider Participation

During 2020, our entire board of directors, including Mr. Icahn, participated in deliberations concerning executive compensation. During 2020, none of our executive officers served on the compensation committee (or equivalent), or the board of directors of another entity whose executive officer(s) served on our board of directors.

Additional Information Regarding Executive Compensation

The following table sets forth information in respect of the compensation earned for services to us and/or our subsidiaries by each of our named executive officers for 2020.

Summary Compensation Table

	Annual Compensation (1)
				All Other
		Salary	Bonus	Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)
Carl C. Icahn(2)	2020	1	—	14,636	(3)	14,637
Chairman of the Board	2019	1	—	14,636	(3)	14,637
	2018	1	—	66,142	(3)	66,143

Keith Cozza(4)	2020	1,500,000	5,000,000	11,588	(3)	6,511,588
President and Chief Executive Officer	2019	1,500,043	5,000,000	11,344	(3)	6,511,387
	2018	1,528,889	5,000,000	10,719	(3)	6,539,608

SungHwan Cho (5)	2020	840,000	1,700,000	11,588	(3)	2,551,588
Chief Financial Officer	2019	878,794	1,700,000	11,344	(3)	2,590,138
	2018	849,254	1,700,000	10,719	(3)	2,559,973

Ted Papapostolou (6)	2020	250,000	100,000	11,230	(3)	361,230
Chief Accounting Officer

Peter Reck (7)	2020	120,271	—	9,580	(3)	129,851
Chief Accounting Officer	2019	331,971	225,000	10,324	(3)	567,295
	2018	321,932	225,000	10,152	(3)	557,084
(1)	Pursuant to applicable regulations, certain columns of the Summary Compensation Table have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, any of our subsidiaries or by Icahn Enterprises GP, which was subsequently reimbursed by us, required to be reported in those columns.
(2)	The salary indicated above represents compensation paid to Mr. Icahn in each of 2020, 2019 and 2018 for his services as Chief Executive Officer of our subsidiary, Icahn Capital LP, and of the general partners of the Investment Funds. Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds for which he currently receives an annual base salary of $1 per annum. Mr. Icahn does not receive director fees from us.
(3)	Represents other compensation paid to the following named executive officers: (i) Carl C. Icahn, $13,681, $13,681 and $29,499, in medical and dental benefits for 2020, 2019 and 2018, respectively; $955 in life insurance paid by us for each of 2020, 2019 and 2018; and in his capacity as the Chairman of the Board of Federal-Mogul, $35,688, representing the incremental cost of Mr. Icahn’s personal use of Federal-Mogul’s corporate aircraft for 2018. Mr. Icahn received no fees or compensation from Federal-Mogul for 2018, other than the use of the corporate aircraft as discussed above. The calculation of incremental cost for the personal use of Federal-Mogul’s corporate aircraft includes the variable costs incurred as a result of personal flight activity, which are comprised of a portion of ongoing maintenance and repairs, aircraft fuel, airport fees, catering, and fees and travel expenses for the flight crew. The use of the aircraft for personal use by Mr. Icahn was approved by the board of directors and the Compensation Committee of Federal-Mogul; (ii) Mr. Cozza, $8,906, $9,063 and $8,438 in matching contributions under our 401(k) Plan for 2020, 2019 and 2018, respectively; $1,726, $1,326 and $1,326 in medical and dental benefits paid by us for 2020, 2019 and 2018, respectively; $955 in life insurance premiums paid by us for each of 2020, 2019 and 2018; (iii) Mr. Cho, $8,906, $9,063 and $8,438 in matching contributions under our 401(k) Plan for 2020, 2019 and 2018, respectively; $1,726, $1,326 and $1,326 in medical and dental benefits paid by us for 2020, 2019 and 2018, respectively; $955 in life insurance premiums paid by us for each of 2020, 2019 and 2018; (iv) Mr. Papapostolou, $8,906 in matching contributions under our 401(k) Plan for 2020; $1,726 in medical and dental benefits paid by us for 2020; $597 in life insurance premiums paid by us for 2020; and (v) Mr. Reck, $8,906,

$8,827 and $8,655 in matching contributions under our 401(k) Plan for 2020, 2019 and 2018, respectively; $486, $742 and $742 in medical and dental benefits paid by us for 2020, 2019 and 2018, respectively; and $188, $755 and $755 in life insurance premiums paid by us for 2020, 2019 and 2018, respectively. Mr. Icahn did not participate in the 401(k) plan during 2020, 2019 and 2018 and thus did not receive any matching contributions for those fiscal years.
(4)	In addition to Mr. Cozza’s role as President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises Holdings, he serves as the Chief Operating Officer of Icahn Capital LP and holds officer and/or director positions at certain of our other subsidiaries. During 2020, Mr. Cozza received a salary of $1,500,000 and a bonus of $5,000,000, which was determined based on various factors, including, but not limited to, overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork.
(5)	For 2020, Mr. Cho received a salary of $840,000 and a bonus of $1,700,000, which was determined based on various factors, including, but not limited to overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork.
(6)	For 2020, Mr. Papapostolou received a salary of $250,000 and a bonus of $100,000, which was determined based on various factors, including, but not limited to overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork.
(7)	For 2020, Mr. Reck received a salary of $120,271, which represents his salary for the period through March 31, 2020.

Each of our executive officers may perform services for affiliates of Mr. Icahn for which we receive reimbursement. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Mr. Brett Icahn is the son of Carl C. Icahn, the Chairman of the Board of Icahn Enterprises. Mr. Nevin is married to the daughter of Carl C. Icahn. There are no other family relationships between or among any of our directors and/or executive officers.

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

Potential Payments Upon Termination or Change in Control

We did not have any employment agreements or other arrangements pursuant to which any of our named executive officers would have received potential payments upon a termination or change in control as of December 31, 2020.

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

Director Compensation

The following table provides compensation information for our directors in 2020, except for Messrs. Icahn, Cho and Cozza. Compensation received by Messrs. Icahn, Cho and Cozza is included in the Summary Compensation Table. Messrs. Icahn, Cho and Cozza did not receive compensation for serving on our board of directors.

	Fees Earned or	All Other
	Paid in Cash	Compensation	Total
Name	($)	($)	($)
Brett Icahn	—	—	—
Michael Nevin	—	—	—
Denise Barton	39,208	—	39,208
Alvin B. Krongard	35,000	—	35,000
Stephen A. Mongillo	27,828	—	27,828
Jack G. Wasserman	6,339	—	6,339

Each director will hold office until his successor is elected and qualified. Mr. Wasserman has resigned as a director and chairman of the audit committee effective as of February 27, 2020. Mr. Mongillo was appointed to serve as director in March 2020 to fill the vacancy created by the departure of Mr. Wasserman.

During 2020, the fees earned or paid in cash for Ms. Barton and Messrs. Krongard, Mongillo and Wasserman, were in respect of their services rendered as members of our board of directors. With respect to Mr. Wasserman, the fees earned or paid in cash included $5,000 for serving as the chairman of the audit committee, pro-rated through the date of his departure on February 27, 2020. With respect to Ms. Barton, the fees earned or paid in cash included $5,000 for serving as the chairman of the audit committee, pro-rated from date of her appointment as chairman of the audit committee on February 27, 2020. Brett Icahn and Mr. Nevin did not receive compensation in respect of their services rendered as a member of our board of directors.

Directors receive only cash compensation, if applicable, and currently are not granted any options, units or other equity-based awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

As of February 26, 2021, affiliates of Mr. Icahn, owned 221,749,462 of Icahn Enterprises’ depositary units, or approximately 92% of Icahn Enterprises’ outstanding depositary units. In accordance with the listing rules of Nasdaq, Icahn Enterprises’ status as a limited partnership affords Icahn Enterprises an exemption from certain corporate governance requirements which includes an exemption from the requirement to have compensation and nominating committees consisting entirely of independent directors. Icahn Enterprises GP’s board of directors presently consists of three independent directors and the audit committee consists entirely of independent directors.

The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP. Thus, since Mr. Icahn, through affiliates, holds approximately 92% of Icahn Enterprises’ outstanding depositary units as of February 26, 2021, Icahn Enterprises GP will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn’s consent. Moreover, under the partnership agreement, the affirmative vote of Icahn Enterprises GP and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue Icahn Enterprises in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of Icahn Enterprises Holdings, to consent to certain proposals submitted for the approval of the limited partners of Icahn Enterprises Holdings. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.

The following table provides information, as of February 26, 2021, as to the beneficial ownership of the depositary units for each director of Icahn Enterprises GP and all directors and executive officers of Icahn Enterprises GP, as a group. Except for Mr. Icahn, none of our named executive officers, directors or other unitholders beneficially own more than 5% of Icahn Enterprises’ depositary units.

	Beneficial Ownership of
	Icahn Enterprises’
Name of Beneficial Owner	Depositary Units		Percent of Class
Carl C. Icahn	221,749,462	(a) (b)	91.9%
Keith Cozza	2,000		*
SungHwan Cho	1,100		*
Ted Papapostolou	—		—%
Brett Icahn	442,012		*
Michael Nevin	—		—%
Denise Barton	—		—%
Alvin B. Krongard	36,008		*
Stephen A. Mongillo	—		—%
All Directors and Executive Officers as a Group (nine persons)	222,230,582		92.1%
*	Less than 1% of total outstanding depositary units of Icahn Enterprises.
(a)	The foregoing is exclusive of a 1.99% ownership interest which Icahn Enterprises GP holds by virtue of its 1% general partner interest in each of us and Icahn Enterprises Holdings.
(b)	Based on a Schedule 13D/A filed with the SEC on December 30, 2020 by CCI Onshore LLC, Gascon Partners, High Coast Limited Partnership, Highcrest Investors LLC, Thornwood Associates Limited Partnership, Barberry Corp., Starfire Holding Corporation and Little Meadow Corp. Mr. Icahn, by virtue of his relationship to such entities, may be deemed to beneficially own such Depositary Units. Mr. Icahn disclaims beneficial ownership of such Depositary Units except to the extent of his pecuniary interest therein.

Securities Authorized for Issuance Under Equity Compensation Plans

During the first quarter of 2017, the board of directors of the general partner of Icahn Enterprises unanimously approved and adopted the 2017 Incentive Plan, which became effective during the first quarter of 2017 subject to the approval by holders of a majority of Icahn Enterprises depositary units. The 2017 Incentive Plan permits us to issue depositary units and grant options, restricted units or other unit-based awards to all of our, and our affiliates’, employees, consultants, members and partners, as well as the three non-employee directors of our general partner. One million of Icahn Enterprises’ depositary units were initially available under the 2017 Incentive Plan. As of December 31, 2020, there were no securities to be issued upon the exercise of outstanding options, warrants or rights. The number of securities remaining available for future issuance under the 2017 Incentive Plan as of December 31, 2020 is 949,999 of Icahn Enterprises’ depositary units.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

During 2020, we declared four quarterly distributions aggregating $8.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make an election, it was automatically deemed to have elected to receive the distributions in cash. As a result of the above declared distributions, during 2020 we distributed an aggregate 25,352,178 of Icahn Enterprises’ depositary units to those depositary unitholders who elected to receive such distributions in additional depositary units, of which an aggregate of 24,902,568 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders was $516 million, of which $422 million relates to the distribution declared in the first quarter of 2020. Mr. Icahn and his affiliates have historically elected to receive their distributions in additional units; however, in the first quarter of 2020, they received their distribution in cash. For the distributions declared in the second, third and fourth quarters of 2020, Mr. Icahn and his affiliates elected to receive their distributions in additional units and cash distributions paid to other depositary unitholders was $30 million, $31 million and $33 million, respectively. As a result, Mr. Icahn and his affiliates owned approximately 92% of Icahn Enterprises’ outstanding depositary units as of December 31, 2020. Mr. Icahn and his affiliates may in the future elect to receive all or a portion of their distributions in cash or in additional depositary units. Pursuant to registration rights agreements, Mr. Icahn has certain registration rights with regard to the depositary units beneficially owned by him.

On February 24, 2021, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about April 28, 2021 to depositary unitholders of record at the close of business on March 26, 2021. Depositary unitholders will have until April 16, 2021 to make an election to receive either cash or additional depositary units; if a holder does not make an election, it will automatically be deemed to have elected to receive the distribution in additional depositary units.

We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. Additionally, Mr. Icahn and his affiliated entities may also invest in securities in which Icahn Enterprises and its consolidated subsidiaries invest. Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings), make investments in the Investment Funds. During 2020, Mr. Icahn and his affiliates (excluding us) contributed $1,241 million to the Investment Funds consisting primarily of in-kind investments previously held directly by Mr. Icahn and his affiliates (excluding us). As of December 31, 2020, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding Icahn Enterprises and Icahn Enterprises Holdings) was approximately $5.0 billion, representing approximately 54% of the Investment Funds’ assets under management.

Other Related Party Transactions

Icahn Capital LP, a wholly-owned subsidiary of ours, paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn, including administrative and investment services.

Icahn Capital LP pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Icahn Capital LP shall be allocated pro rata for such expenses in accordance with each investor’s capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital LP are reimbursed by the Investment Funds, generally when such expenses are paid. During 2020, $2 million was allocated to the Investment Funds based on this expense-sharing arrangement.

We and affiliates of Mr. Icahn had a significant non-controlling ownership interest in Hertz. During 2020, we and our subsidiaries had revenue from Hertz in the ordinary course of business of $20 million.

In addition to our transactions with Hertz disclosed above, in January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Leasing the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, as amended, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement had an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises’ audit committee. Due to the nature of our involvement with 767 Leasing, which includes Icahn Enterprises and Icahn Enterprises Holdings guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing is a variable interest entity. Furthermore, we determined that we are not the primary beneficiary as we do not have the power to direct the activities of 767 Leasing that most significantly impact its economic performance. Therefore, we do not consolidate the results of 767 Leasing. 767 Leasing is treated as a partnership for federal income tax purposes. For the year ended December 31, 2020, 767 Leasing distributed $75 million to us. As of December 31, 2020, we had an equity method investment in 767 Leasing of $40 million.

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn will serve as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl. C. Icahn. Additionally, Brett Icahn will provide certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement, as discussed below. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. During 2020, Brett Icahn contributed $12 million in accordance with the manager agreement.

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

Affiliate Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 92% of Icahn Enterprises’ outstanding depositary units as of December 31, 2020. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of December 31, 2020. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $122 million as of December 31, 2020. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

The current underfunded status of the pension plans of Viskase and ACF requires them to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the Viskase or ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.

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

Director Independence

The board of directors of Icahn Enterprises GP has determined that we are a “controlled company” for the purposes of the Nasdaq’s listing rules and therefore are not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors. Nevertheless, we believe that Ms. Barton and Messrs. Krongard and Mongillo are “independent” as defined in the currently applicable listing rules of Nasdaq. Ms. Barton and Messrs. Krongard and Mongillo serve as members of our audit committee, which consists entirely of these independent directors.

Item 14. Principal Accountant Fees and Services

We incurred $6,074,688 and $6,190,955 in audit fees and expenses from Grant Thornton LLP for 2020 and 2019, respectively. We include in the category of audit fees such services related to the audits of annual consolidated financial statements and internal controls, reviews of quarterly financial statements, reviews of reports filed with the SEC and other services, including services related to consents and registration statements filed with the SEC.

We incurred $259,491 and $260,176 in audit-related fees and expenses from Grant Thornton LLP for 2020 and 2019, respectively, relating primarily to services provided in connection with employee benefit plans and certain other agreed upon procedures.

We incurred $22,236 in tax-related fees and expenses for 2020 from Grant Thornton LLP for property tax compliance services and we did not incur any tax-related fees and expenses for 2019. Additionally, we incurred $14,155 in other fees and expenses for 2020 from Grant Thornton LLP relating to our Energy segment’s call option and we did not incur any other fees and expenses for 2019.

In accordance with the Charter of the Audit Committee of the Board of Directors of Icahn Enterprises GP, the general partner of Icahn Enterprises and Icahn Enterprises Holdings, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to Icahn Enterprises, Icahn Enterprises Holdings and their consolidated subsidiaries by their independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the ‘34 Act), all as required by applicable law or listing standards. All of the fees in 2020 and 2019 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Item 16. Form 10-K Summary

None.

SCHEDULE I

ICAHN ENTERPRISES, L.P.

(Parent Company)

CONDENSED BALANCE SHEETS

	December 31,
	2020	2019

	(In millions, except unit amounts)
ASSETS
Investments in subsidiaries, net	$9,273	$11,853
Total Assets	$9,273	$11,853

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$80	$100
Debt	5,811	6,297
	5,891	6,397

Commitments and contingencies (Note 3)

Equity:
Limited partners: Depositary units: 241,338,835 units issued and outstanding at December 31, 2020 and 214,078,558 units issued and outstanding at December 31, 2019	4,235	6,268
General partner	(853)	(812)
Total equity	3,382	5,456
Total Liabilities and Equity	$9,273	$11,853

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.

(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018

	(In millions)
Interest expense	$(342)	$(350)	$(337)
Gain (loss) on extinguishment of debt	(4)	2	—
Equity in (loss) income of subsidiaries	(1,307)	(750)	1,819
Net (loss) income	$(1,653)	$(1,098)	$1,482
Net (loss) income allocated to:
Limited partners	$(1,620)	$(1,076)	$2,039
General partner	(33)	(22)	(557)
	$(1,653)	$(1,098)	$1,482

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018

	(In millions)
Cash flows from operating activities:
Net (loss) income	$(1,653)	$(1,098)	$1,482
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in loss (income) of subsidiary	1,307	750	(1,819)
Loss (gain) on extinguishment of debt	4	(2)	—
Other, net	(23)	(25)	1
Net cash used in operating activities	(365)	(375)	(336)
Cash flows from investing activities:
Net investment in and advances from subsidiaries	1,276	(363)	433
Net cash provided by (used in) investing activities	1,276	(363)	433
Cash flows from financing activities:
Partnership distributions	(526)	(112)	(97)
Partnership contributions	102	55	—
Proceeds from borrowings	866	2,507	—
Repayments of borrowings	(1,350)	(1,700)	—
Debt issuance costs and other	(3)	(12)	—
Net cash (used in) provided by financing activities	(911)	738	(97)
Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	—	—	—
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	—	—	—
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$—	$—	$—

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES L.P.

(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Icahn Enterprises, L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., our sole general partner, which is owned and controlled by Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of December 31, 2020, Icahn Enterprises is engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate, Home Fashion and, as of December 2020, Pharma.

For the years ended December 31, 2020, 2019 and 2018, Icahn Enterprises received (paid) $1,276 million, $(363) million and $433 million, respectively, for net investment in and advances from subsidiaries.

The condensed financial statements of Icahn Enterprises should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Report.

2. Debt

See Note 11, “Debt,” to the consolidated financial statements located in Item 8 of this Report. Icahn Enterprises’ Parent company debt consists of the following:

	December 31,
	2020	2019

	(in millions)
5.875% senior unsecured notes due 2022	$—	$1,345
6.250% senior unsecured notes due 2022	1,209	1,211
6.750% senior unsecured notes due 2024	499	498
4.750% senior unsecured notes due 2024	1,106	498
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	999	747
Total debt	$5,811	$6,297

3. Commitments and Contingencies

See Note 18, “Commitments and Contingencies,” to the consolidated financial statements.

SCHEDULE I

ICAHN ENTERPRISES HOLDINGS L.P.

(Parent Company)

CONDENSED BALANCE SHEETS

	December 31,
	2020	2019

	(in millions)
ASSETS
Cash and cash equivalents	$868	$1,042
Restricted cash	11	7
Investments	260	346
Investments in subsidiaries, net	8,148	10,474
Total Assets	$9,287	$11,869
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$94	$116
Debt	5,813	6,300
	5,907	6,416

Commitments and contingencies (Note 3)

Equity:
Limited partner	4,276	6,328
General partner	(896)	(875)
Total equity	3,380	5,453
Total Liabilities and Equity	$9,287	$11,869

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES HOLDINGS L.P.

(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Interest and dividend income	$1	$14	$7
Net (loss) gain from investment activities	(66)	(377)	(389)
Gain on disposition of assets	7	2	23
Equity in (loss) income of subsidiaries	(1,237)	(363)	2,200
Other income, net	7	—	4
	(1,288)	(724)	1,845
Other expenses from operations	2	—	—
Interest expense	341	350	337
Selling, general and administrative	21	23	25
	364	373	362
Net (loss) income	$(1,652)	$(1,097)	$1,483
Net (loss) income allocated to:
Limited partner	$(1,635)	$(1,086)	$2,060
General partner	(17)	(11)	(577)
	$(1,652)	$(1,097)	$1,483

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES HOLDINGS L.P.

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Cash flows from operating activities:
Net (loss) income	$(1,652)	$(1,097)	$1,483
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in loss (income) of subsidiary	1,237	363	(2,200)
(Gain) loss on disposition of assets	(7)	(2)	(23)
Investment gains	63	377	389
Other, net	—	(1)	—
Change in operating assets and liabilities	(23)	45	8
Net cash used in operating activities	(382)	(315)	(343)
Cash flows from investing activities:
Net advances from subsidiaries	1,093	567	238
Net proceeds from the disposition of fixed assets	7	—	—
Other, net	23	—	41
Net cash provided by investing activities	1,123	567	279
Cash flows from financing activities:
Partnership distributions	(526)	(112)	(97)
Partner contributions	102	55	—
Proceeds from borrowings	866	2,507	—
Repayments of borrowings	(1,350)	(1,700)	(21)
Debt issuance costs	(3)	(12)	—
Net cash provided by (used in) financing activities	(911)	738	(118)
Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(170)	990	(182)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	1,049	59	241
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$879	$1,049	$59

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES HOLDINGS L.P.

(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) is a limited partnership formed in Delaware on February 17, 1987. Our sole limited partner is Icahn Enterprises L.P., a master limited partnership which owns a 99% interest in us. Icahn Enterprises G.P. Inc., our sole 1% general partner, is a Delaware corporation which is owned and controlled by Carl C. Icahn. As of December 31, 2020, Icahn Enterprises Holdings is engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate, Home Fashion and, as of December 2020, Pharma.

For the years ended December 31, 2020, 2019 and 2018, Icahn Enterprises Holdings received $1,093 million, $567 million and $238 million, respectively, for net advances from subsidiaries.

The condensed financial statements of Icahn Enterprises Holdings should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Report.

2. Debt

See Note 11, “Debt,” to the consolidated financial statements located in Item 8 of this Report. Icahn Enterprises Holdings’ Parent company debt consists of the following:

	December 31,
	2020	2019

	(in millions)
5.875% senior unsecured notes due 2022	$—	$1,345
6.250% senior unsecured notes due 2022	1,208	1,211
6.750% senior unsecured notes due 2024	500	499
4.750% senior unsecured notes due 2024	1,107	499
6.375% senior unsecured notes due 2025	749	749
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	999	747
Total debt	$5,813	$6,300

3. Commitments and Contingencies

See Note 18, “Commitments and Contingencies,” to the consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of September 6, 2016, by and among Federal Mogul Holdings Corporation, American Entertainment Properties Corp. and IEH FM Holdings LLC (incorporated by reference to Exhibit 2.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on September 7, 2016).

2.2

Equity Asset and Purchase Agreement, dated as of December 16, 2016, by and among American Railcar Leasing LLC, American Entertainment Properties Corp., AEP Rail Corp., SMBC Rail Services LLC and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 2.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 19, 2016).

2.3

Membership Interest Purchase Agreement, dated April 10, 2018, by and among Tenneco Inc., Federal-Mogul LLC, American Entertainment Properties Corp., and Icahn Enterprises L.P. (incorporated by reference to Exhibit 2.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively) file April 10, 2018).

2.4

Agreement and Plan of Merger, dated April 15, 2018, by and among Eldorado Resorts, Inc., Delta Merger Sub, Inc., GLP Capital, L.P. and Tropicana Entertainment Inc. (incorporated by reference to Exhibit 2.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively) file April 16, 2018).

2.5

Agreement and Plan of Merger, dated as of October 22, 2018, by and between STL Parent Corp. and American Railcar Industries, Inc. (incorporated by reference to Exhibit 2.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively) file October 22, 2018).

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

3.3

Second Amended and Restated Agreement of Limited Partnership of Icahn Enterprises L.P., dated August 2, 2016 (incorporated by reference to Exhibit 3.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 10-Q for the quarterly period ended June 30, 2016 (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on August 4, 2016).

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

3.7

Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated June 29, 2005 (incorporated by reference to Exhibit 3.2 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 1-9516), filed on August 9, 2005).

3.8

Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated September 17, 2007 (incorporated by reference to Exhibit 3.11 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2007 (SEC File No. 1-9516), filed on March 17, 2008).

4.1

Description of securities (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 10-K for the year ended December 31, 2019 (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on February 28, 2020).

4.2	Form of Transfer Application (incorporated by reference to Exhibit 4.4 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.3	Specimen Depositary Receipt (incorporated by reference to Exhibit 4.3 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2014 (SEC File No. 1-9516), filed on March 16, 2005).
4.4	Specimen Depositary Certificate (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form 10-Q for the quarterly period ended June 30, 2016 (SEC File No. 1-9516), filed on August 4, 2016).
4.5	Specimen Certificate representing preferred units (incorporated by reference to Exhibit 4.9 to Icahn Enterprises’ Form S-3/A (SEC File No. 33-54767), filed on February 22, 1995).
4.6

Registration Rights Agreement between Icahn Enterprises and High Coast Limited Partnership (f/k/a X LP) (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).

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

4.8

Amended and Restated Depositary Agreement among Icahn Enterprises, Icahn Enterprises GP and Registrar and Transfer Company, dated as of August 23, 2013 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on August 23, 2013).

4.9

Indenture, dated as of January 18, 2017, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 6.250% Senior Notes Due 2022 and 6.750% Senior Notes Due 2024 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on January 18, 2017).

4.10

Indenture, dated as of December 6, 2017, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 6.375% Senior Notes Due 2025 incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 6, 2017).

4.11

Indenture, dated as of May 10, 2019, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 6.250% Senior Notes Due 2026 incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on May 10, 2019).

4.12

Indenture, dated as of September 6, 2019, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 4.750% Senior Notes Due 2024 incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on September 6, 2019).

4.13

Indenture, dated as of December 12, 2019, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 5.250% Senior Notes Due 2027 incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 12, 2019).

4.14

Indenture, dated as of January 19, 2021, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee relating to the 4.375% Senior Notes Due 2029 incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on January 19, 2021).

4.15

Shareholders Agreement, dated as of October 1, 2018, by and among Icahn Enterprises L.P., Icahn Enterprises Holdings L.P., American Entertainment Properties Corp. and Tenneco Inc. (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively) file October 2, 2018).

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

10.4

Registration Rights Agreement, dated January 18, 2017, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on January 18, 2017).

10.5

Registration Rights Agreement, dated December 6, 2017, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 6, 2017).

10.6

Registration Rights Agreement, dated May 10, 2019, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on May 10, 2019).

10.7

Registration Rights Agreement, dated June 27, 2019, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on June 27, 2019).

10.8

Registration Rights Agreement, dated September 6, 2019, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on September 6, 2019).

10.9

Registration Rights Agreement, dated December 12, 2019, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 12, 2019).

10.10

Registration Rights Agreement, dated January 9, 2020, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on January 9, 2020).

10.11

Registration Rights Agreement, dated January 28, 2020, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on January 28, 2020).

10.12

Registration Rights Agreement, dated January 19, 2021, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on January 19, 2021).

10.13

Amendment No. 1 and Joinder to Purchase and Sale Agreement, dated October 1, 2018, by and among Tropicana Entertainment Inc., GLP Capital, L.P. and Eldorado Resorts, Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively) file October 2, 2018).

10.14

Employment Agreement with Keith Cozza, dated December 20, 2019 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 23, 2019).

10.15

Manager Agreement, dated October 1, 2020, among Icahn Enterprises, Icahn Capital LP, Icahn Partners Master Fund LP, Brett Icahn and Isthmus LLC (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on October 1, 2020).

10.16

Guaranty, dated October 1, 2020, between American Entertainment Properties Corp. and Isthmus LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on October 1, 2020).

10.17

Restricted Unit Agreement, dated October 1, 2020, between Icahn Enterprises and Brett Icahn (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on October 1, 2020).

14.1

Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Icahn Enterprises’ Form 10-Q for the quarter ended September 30, 2012 (SEC File No. 1-9516), filed on November 7, 2012).

21.1	Subsidiaries of the Registrants.
22.1	Subsidiary guarantor.
23.1	Consent of Grant Thornton LLP.
23.2	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Cozza	President, Chief Executive Officer and Director	February 26, 2021
Keith Cozza

/s/SungHwan Cho	Chief Financial Officer and Director	February 26, 2021
SungHwan Cho

/s/Ted Papapostolou	Chief Accounting Officer	February 26, 2021
Ted Papapostolou

/s/Brett Icahn	Director	February 26, 2021
Brett Icahn

/s/Michael Nevin	Director	February 26, 2021
Michael Nevin

/s/Denise Barton	Director	February 26, 2021
Denise Barton

/s/Alvin B. Krongard	Director	February 26, 2021
Alvin B. Krongard

/s/Stephen A. Mongillo	Director	February 26, 2021
Stephen A. Mongillo

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

Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises Holdings L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Cozza	President, Chief Executive Officer and Director	February 26, 2021
Keith Cozza

/s/SungHwan Cho	Chief Financial Officer and Director	February 26, 2021
SungHwan Cho

/s/Ted Papapostolou	Chief Accounting Officer	February 26, 2021
Ted Papapostolou

/s/Brett Icahn	Director	February 26, 2021
Brett Icahn

/s/Michael Nevin	Director	February 26, 2021
Michael Nevin

/s/Denise Barton	Director	February 26, 2021
Denise Barton

/s/Alvin B. Krongard	Director	February 26, 2021
Alvin B. Krongard

/s/Stephen A. Mongillo	Director	February 26, 2021
Stephen A. Mongillo

Chairman of the Board
Carl C. Icahn