Form 10-Q
period 2021-03-31
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2021-05-07
CIK 813762, 1034563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 7, 2021, there were 252,493,080 of Icahn Enterprises’ depositary units outstanding.

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

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; risks related to the severity, magnitude and duration of the COVID-19 pandemic and its impact on the global economy, financial markets and industries in which our subsidiaries operate; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest, declines in the fair value of our investments as a result of the COVID-19 pandemic, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended; risks related to our energy business, including the volatility and availability of crude oil, declines in global demand for crude oil, refined products and liquid transportation fuels as result of the COVID-19 pandemic, other feed stocks and refined products, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; risks related to our automotive activities and exposure to adverse conditions in the automotive industry, including as a result of the COVID-19 pandemic; risks related to our food packaging activities, including competition from better capitalized competitors, inability of its suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; risks related to our scrap metals activities, including potential environmental exposure; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; risks related to our home fashion operations, including changes in the availability and price of raw materials, and changes in transportation costs and delivery times. These risks and uncertainties also include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2020 and those set forth in this Report, including under the caption “Risk Factors,” under Part II, Item 1A of this Report. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2021	2020

	(In millions, except unit amounts)
ASSETS
Cash and cash equivalents	$1,942	$1,679
Cash held at consolidated affiliated partnerships and restricted cash	1,134	1,612
Investments	11,480	8,913
Due from brokers	4,234	3,437
Accounts receivable, net	572	501
Inventories, net	1,559	1,580
Property, plant and equipment, net	4,231	4,228
Unrealized gain on derivative contracts	855	785
Goodwill	294	294
Intangible assets, net	643	660
Other assets	1,353	1,296
Total Assets	$28,297	$24,985
LIABILITIES AND EQUITY
Accounts payable	$851	$738
Accrued expenses and other liabilities	2,303	1,584
Deferred tax liabilities	549	568
Unrealized loss on derivative contracts	584	639
Securities sold, not yet purchased, at fair value	4,863	2,521
Due to brokers	1,509	1,618
Debt	8,056	8,059
Total liabilities	18,715	15,727

Commitments and contingencies (Note 16)

Equity:
Limited partners: Depositary units: 244,448,180 units issued and outstanding at March 31, 2021 and 241,338,835 units issued and outstanding at December 31, 2020	4,086	4,236
General partner	(856)	(853)
Equity attributable to Icahn Enterprises	3,230	3,383
Equity attributable to non-controlling interests	6,352	5,875
Total equity	9,582	9,258
Total Liabilities and Equity	$28,297	$24,985

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020

	(In millions, except per unit amounts)
Revenues:
Net sales	$2,218	$1,860
Other revenues from operations	152	161
Net gain (loss) from investment activities	1,006	(2,128)
Interest and dividend income	26	64
Other loss, net	(18)	(17)
	3,384	(60)
Expenses:
Cost of goods sold	2,139	1,810
Other expenses from operations	118	135
Selling, general and administrative	316	308
Restructuring, net	—	2
Interest expense	195	171
	2,768	2,426
Income (loss) before income tax (expense) benefit	616	(2,486)
Income tax (expense) benefit	(17)	180
Net income (loss)	599	(2,306)
Less: net income (loss) attributable to non-controlling interests	437	(922)
Net income (loss) attributable to Icahn Enterprises	$162	$(1,384)

Net income (loss) attributable to Icahn Enterprises allocated to:
Limited partners	$159	$(1,356)
General partner	3	(28)
	$162	$(1,384)

Basic income (loss) per LP unit	$0.66	$(6.34)
Basic weighted average LP units outstanding	242	214

Diluted income (loss) per LP unit	$0.65	$(6.34)
Diluted weighted average LP units outstanding	245	214
Cash distributions declared per LP unit	$2.00	$2.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2021	2020

	(in millions)
Net income (loss)	$599	$(2,306)
Other comprehensive loss, net of tax:
Translation adjustments	(1)	(3)
Post-retirement benefits and other	—	—
Other comprehensive loss, net of tax	(1)	(3)
Comprehensive income (loss)	598	(2,309)
Less: Comprehensive income (loss) attributable to non-controlling interests	437	(922)
Comprehensive income (loss) attributable to Icahn Enterprises	$161	$(1,387)

Comprehensive income (loss) attributable to Icahn Enterprises allocated to:
Limited partners	$158	$(1,359)
General partner	3	(28)
	$161	$(1,387)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(In millions)
Balance, December 31, 2020	$(853)	$4,236	$3,383	$5,875	$9,258
Net income	3	159	162	437	599
Other comprehensive loss	—	(1)	(1)	—	(1)
Partnership distributions payable	(10)	(489)	(499)	—	(499)
Partnership contributions	4	182	186	—	186
Investment segment contributions from non-controlling interests	—	—	—	40	40
Changes in subsidiary equity and other	—	(1)	(1)	—	(1)
Balance, March 31, 2021	$(856)	$4,086	$3,230	$6,352	$9,582

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(In millions)
Balance, December 31, 2019	$(812)	$6,268	$5,456	$5,486	$10,942
Net loss	(28)	(1,356)	(1,384)	(922)	(2,306)
Other comprehensive loss	—	(3)	(3)	—	(3)
Partnership distributions payable	(9)	(428)	(437)	—	(437)
Partnership contributions	—	7	7	—	7
Investment segment contributions from non-controlling interests	—	—	—	1,241	1,241
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(23)	(23)
Changes in subsidiary equity and other	—	(4)	(4)	—	(4)
Balance, March 31, 2020	$(849)	$4,484	$3,635	$5,782	$9,417

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020

	(in millions)
Cash flows from operating activities:
Net income (loss)	$599	$(2,306)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (gain) loss from securities transactions	(1,290)	4,402
Purchases of securities	(1,519)	(1,279)
Proceeds from sales of securities	715	20
Payments to cover securities sold, not yet purchased	(459)	(635)
Proceeds from securities sold, not yet purchased	2,141	—
Changes in receivables and payables relating to securities transactions	(858)	2,292
Changes in unrealized gains/losses on derivative contracts	(125)	(3,827)
Depreciation and amortization	127	121
Deferred taxes	(18)	(144)
Other, net	10	57
Changes in other operating assets and liabilities	126	(74)
Net cash used in operating activities	(551)	(1,373)
Cash flows from investing activities:
Capital expenditures	(47)	(53)
Acquisition of businesses, net of cash acquired	(20)	(1)
Purchases of investments	—	(254)
Proceeds from sale of investments	182	—
Other, net	1	(16)
Net cash provided by (used in) investing activities	116	(324)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	40	1
Partnership contributions	182	7
Dividends and distributions to non-controlling interests in subsidiaries	—	(23)
Proceeds from Holding Company senior unsecured notes	750	866
Repayments of Holding Company senior unsecured notes	(750)	(1,350)
Proceeds from subsidiary borrowings	177	1,368
Repayments of subsidiary borrowings	(180)	(848)
Other, net	(5)	(14)
Net cash provided by financing activities	214	7
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	6	2
Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents	(215)	(1,688)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	3,291	4,945
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$3,076	$3,257

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2021	2020

	(in millions)
ASSETS
Cash and cash equivalents	$1,942	$1,679
Cash held at consolidated affiliated partnerships and restricted cash	1,134	1,612
Investments	11,480	8,913
Due from brokers	4,234	3,437
Accounts receivable, net	572	501
Inventories, net	1,559	1,580
Property, plant and equipment, net	4,231	4,228
Unrealized gain on derivative contracts	855	785
Goodwill	294	294
Intangible assets, net	643	660
Other assets	1,353	1,296
Total Assets	$28,297	$24,985
LIABILITIES AND EQUITY
Accounts payable	$851	$738
Accrued expenses and other liabilities	2,303	1,584
Deferred tax liabilities	549	568
Unrealized loss on derivative contracts	584	639
Securities sold, not yet purchased, at fair value	4,863	2,521
Due to brokers	1,509	1,618
Debt	8,058	8,061
Total liabilities	18,717	15,729

Commitments and contingencies (Note 16)

Equity:
Limited partner	4,125	4,277
General partner	(897)	(896)
Equity attributable to Icahn Enterprises Holdings	3,228	3,381
Equity attributable to non-controlling interests	6,352	5,875
Total equity	9,580	9,256
Total Liabilities and Equity	$28,297	$24,985

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020

	(in millions)
Revenues:
Net sales	$2,218	$1,860
Other revenues from operations	152	161
Net gain (loss) from investment activities	1,006	(2,128)
Interest and dividend income	26	64
Other loss, net	(18)	(17)
	3,384	(60)
Expenses:
Cost of goods sold	2,139	1,810
Other expenses from operations	118	135
Selling, general and administrative	316	308
Restructuring, net	—	2
Interest expense	195	171
	2,768	2,426
Income (loss) before income tax (expense) benefit	616	(2,486)
Income tax (expense) benefit	(17)	180
Net income (loss)	599	(2,306)
Less: net income (loss) attributable to non-controlling interests	437	(922)
Net income (loss) attributable to Icahn Enterprises Holdings	$162	$(1,384)

Net income (loss) attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$160	$(1,370)
General partner	2	(14)
	$162	$(1,384)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2021	2020

	(in millions)
Net income (loss)	$599	$(2,306)
Other comprehensive loss, net of tax:
Translation adjustments	(1)	(3)
Post-retirement benefits and other	—	—
Other comprehensive loss, net of tax	(1)	(3)
Comprehensive income (loss)	598	(2,309)
Less: Comprehensive income (loss) attributable to non-controlling interests	437	(922)
Comprehensive income (loss) attributable to Icahn Enterprises Holdings	$161	$(1,387)

Comprehensive income (loss) attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$159	$(1,373)
General partner	2	(14)
	$161	$(1,387)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises Holdings
	General	Limited		Non-
	Partner’s	Partner’s	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(In millions)
Balance, December 31, 2020	$(896)	$4,277	$3,381	$5,875	$9,256
Net income	2	160	162	437	599
Other comprehensive loss	—	(1)	(1)	—	(1)
Partnership distributions payable	(5)	(494)	(499)	—	(499)
Partnership contributions	2	184	186	—	186
Investment segment contributions from non-controlling interests	—	—	—	40	40
Changes in subsidiary equity and other	—	(1)	(1)	—	(1)
Balance, March 31, 2021	$(897)	$4,125	$3,228	$6,352	$9,580

	Equity Attributable to Icahn Enterprises Holdings
	General	Limited		Non-
	Partner’s	Partner’s	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(In millions)
Balance, December 31, 2019	$(875)	$6,328	$5,453	$5,486	$10,939
Net loss	(14)	(1,370)	(1,384)	(922)	(2,306)
Other comprehensive loss	—	(3)	(3)	—	(3)
Partnership distributions payable	(4)	(433)	(437)	—	(437)
Partnership contributions	—	7	7	—	7
Investment segment contributions from non-controlling interests	—	—	—	1,241	1,241
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(23)	(23)
Changes in subsidiary equity and other	—	(4)	(4)	—	(4)
Balance, March 31, 2020	$(893)	$4,525	$3,632	$5,782	$9,414

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020

	(in millions)
Cash flows from operating activities:
Net income (loss)	$599	$(2,306)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (gain) loss from securities transactions	(1,290)	4,402
Purchases of securities	(1,519)	(1,279)
Proceeds from sales of securities	715	20
Payments to cover securities sold, not yet purchased	(459)	(635)
Proceeds from securities sold, not yet purchased	2,141	—
Changes in receivables and payables relating to securities transactions	(858)	2,292
Changes in unrealized gains/losses on derivative contracts	(125)	(3,827)
Depreciation and amortization	127	121
Deferred taxes	(18)	(144)
Other, net	10	57
Changes in other operating assets and liabilities	126	(74)
Net cash used in operating activities	(551)	(1,373)
Cash flows from investing activities:
Capital expenditures	(47)	(53)
Acquisition of businesses, net of cash acquired	(20)	(1)
Purchases of investments	—	(254)
Proceeds from sale of investments	182	—
Other, net	1	(16)
Net cash provided by (used in) investing activities	116	(324)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	40	1
Partnership contributions	182	7
Dividends and distributions to non-controlling interests in subsidiaries	—	(23)
Proceeds from Holding Company senior unsecured notes	750	866
Repayments of Holding Company senior unsecured notes	(750)	(1,350)
Proceeds from subsidiary borrowings	177	1,368
Repayments of subsidiary borrowings	(180)	(848)
Other, net	(5)	(14)
Net cash provided by financing activities	214	7
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	6	2
Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents	(215)	(1,688)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	3,291	4,945
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$3,076	$3,257

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2021. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 91% of Icahn Enterprises’ outstanding depositary units as of March 31, 2021.

Description of Continuing Operating Businesses

We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate, Home Fashion and Pharma. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with our Holding Company. See Note 12, “Segment Reporting,” for a reconciliation of each of our reporting segment’s results of operations to our consolidated results. Certain additional information with respect to our segments is discussed below.

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $4.7 billion and $4.3 billion as of March 31, 2021 and December 31, 2020, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy has a general partner interest in each of CVR Refining and CVR Partners. In addition, CVR Energy is the sole limited partner of CVR Refining and owns approximately 36% of the outstanding common units of CVR Partners as of March 31, 2021. As of March 31, 2021, we owned approximately 71% of the total outstanding common stock of CVR Energy.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Automotive

We conduct our Automotive segment through our wholly owned subsidiary, Icahn Automotive Group LLC (“Icahn Automotive”). Icahn Automotive is engaged in the retail and wholesale distribution of automotive parts in the aftermarket (“aftermarket parts”) as well as providing automotive repair and maintenance services (“automotive services”) to its customers. Icahn Automotive’s aftermarket parts and automotive services businesses serve different customer channels and have distinct strategies, opportunities and requirements and therefore are operated as two independent operating companies, each with its own Chief Executive Officer and management teams, and both of which are supported by a central shared service group. Our Automotive segment also includes our separate investment in 767 Auto Leasing LLC (“767 Leasing”), a joint venture created by us to purchase vehicles for lease, as described further in Note 3, “Related Party Transactions.” Our investment in 767 Leasing is included as a component of our Automotive segment due to the nature of the joint venture activities.

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. As of March 31, 2021, we owned approximately 89% of the total outstanding common stock of Viskase.

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

Events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in our inadvertently becoming an investment company that is required to register under the Investment Company Act. Our sales of Federal-Mogul LLC, Tropicana Entertainment Inc., American Railcar Industries, Inc. and Ferrous Resources Ltd. in recent years did not result in our being considered an investment company. However, additional transactions involving the sale of certain assets could result in our being considered an investment company. Following such events or transactions, an exemption under the Investment Company Act would provide us up to one year to take steps to avoid becoming classified as an investment company. We expect to take steps to avoid becoming classified as an investment company, but no assurance can be made that we will successfully be able to take the steps necessary to avoid becoming classified as an investment company.

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature.

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

	March 31,	December 31,
	2021	2020

	(in millions)
Cash and cash equivalents	$64	$31
Cash held at consolidated affiliated partnerships and restricted cash	1,078	1,558
Investments	10,926	8,239
Due from brokers	4,234	3,437
Accounts receivable, net	15	37
Inventories, net	57	42
Property, plant and equipment, net	1,025	1,042
Unrealized gain on derivative contracts	849	785
Intangible assets, net	227	232
Other assets	124	107
Accounts payable	22	25
Accrued expenses and other liabilities	151	70
Deferred tax liabilities	1	1
Unrealized loss on derivative contracts	521	622
Securities sold, not yet purchased, at fair value	4,863	2,521
Due to brokers	1,509	1,618
Debt	637	636

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of March 31, 2021 was approximately $8.1 billion and $8.1 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2020 was approximately $8.1 billion and $8.2 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $142 million and $686 million as of March 31, 2021 and December 31, 2020, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Our restricted cash balance was $992 million and $926 million as of March 31, 2021 and December 31, 2020, respectively. Restricted cash primarily relates to our Investment segment’s cash pledged and held for margin requirements on derivative transactions.

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

Energy

Our Energy segment’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $40 million and $31 million as of March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, our Energy segment recorded revenue of $8 million and $6 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

As of March 31, 2021, our Energy segment had $6 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize approximately $3 million of these performance obligations as revenue by the end of 2021 and the remaining balance thereafter.

Automotive

Our Automotive segment has deferred revenue with respect to extended warranty plans of $40 million and $41 million as of March 31, 2021 and December 31, 2020, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2021 and 2020, our Automotive segment recorded revenue of $6 million and $6 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

Adoption of New Accounting Standards

In December 2019, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which amends FASB ASC Topic 740, Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in the standard and modifies other areas of the standard to clarify the application of U.S. GAAP. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We have adopted this

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

standard on January 1, 2021. Certain amendments in this ASU are applied using a retrospective approach and others using the prospective approach. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

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

Investment Funds

During the three months ended March 31, 2020, Mr. Icahn and his affiliates (excluding us) contributed $1,241 million to the Investment Funds consisting primarily of in-kind investments previously held directly by Mr. Icahn and his affiliates (excluding us). As of March 31, 2021 and December 31, 2020, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $5.5 billion and $5.0 billion, respectively, representing approximately 54% and 54% of the Investment Funds’ assets under management as of each respective date.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended March 31, 2021 and 2020, $5 million and $(6) million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement. For the three months ended March 31, 2020, the allocation was reduced by $8 million relating to certain compensation arrangements.

Hertz Global Holdings, Inc. and 767 Auto Leasing LLC

The Investment Funds had an investment in the common stock of Hertz Global Holdings, Inc. (“Hertz”) measured at fair value that would have otherwise been subject to the equity method of accounting (until sold in the second quarter of 2020). Icahn Automotive provides services to Hertz in the ordinary course of business. Revenue from Hertz was $14 million for the three months ended March 31, 2020.

In addition to our transactions with Hertz disclosed above, in January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Leasing the option to acquire

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, as amended, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement had an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises’ audit committee. Due to the nature of our involvement with 767 Leasing, which includes Icahn Enterprises and Icahn Enterprises Holdings guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing is a variable interest entity. Furthermore, we determined that we are not the primary beneficiary as we do not have the power to direct the activities of 767 Leasing that most significantly impact its economic performance. Therefore, we do not consolidate the results of 767 Leasing. Our exposure to loss with respect to 767 Leasing is primarily limited to our direct investment in 767 Leasing as well as any payment obligations of 767 Leasing that we guarantee, which are not material as of March 31, 2021 and December 31, 2020. For the three months ended March 31, 2021, 767 Leasing distributed $11 million to us. As of March 31, 2021 and December 31, 2020, we had an equity method investment in 767 Leasing of $28 million and $40 million, respectively, which we report in our Automotive segment.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl. C. Icahn. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement, as discussed below. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. During 2021, Brett Icahn contributed $40 million in accordance with the manager agreement and has investments in the Investment Funds with a total fair market value of $59 million as of March 31, 2021. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

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

	March 31,	December 31,
	2021	2020

	(in millions)
Assets
Investments:
Equity securities:
Consumer, non-cyclical	$2,079	$1,548
Consumer, cyclical	2,572	2,073
Energy	3,703	2,654
Utilities	658	107
Technology	1,589	1,578
Industrial	194	158
	10,795	8,118
Corporate debt securities	131	121
	$10,926	$8,239
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$971	$424
Consumer, cyclical	405	572
Energy	3,091	1,476
Utilities	396	49
	$4,863	$2,521

The portion of unrealized gains (losses) that relates to securities still held by our Investment segment, primarily equity securities, was $1,122 million and $(4,170) million for the three months ended March 31, 2021 and 2020, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	March 31,	December 31,
	2021	2020

	(in millions)
Equity method investments	$108	$120
Held to maturity debt investments measured at amortized cost	20	20
Other investments measured at fair value	426	534
	$554	$674

The portion of unrealized gains (losses) that relates to equity securities still held by our other segments and Holding Company was $58 million and $(312) million for the three months ended March 31, 2021 and 2020, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 4)	$11,128	$171	$41	$11,340	$8,546	$174	$41	$8,761
Derivative contracts, at fair value (Note 6)	—	855	—	855	—	785	—	785
	$11,128	$1,026	$41	$12,195	$8,546	$959	$41	$9,546
Liabilities
Securities sold, not yet purchased (Note 4)	$4,863	$—	$—	$4,863	$2,521	$—	$—	$2,521
Derivative contracts, at fair value (Note 6)	—	584	—	584	11	628	—	639
Other liabilities	—	342	—	342	—	214	—	214
	$4,863	$926	$—	$5,789	$2,532	$842	$—	$3,374

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds’ derivative instruments with credit-risk-related contingent features that are in a liability position as of March 31, 2021 and December 31, 2020 was $2 million and $1 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	March 31, 2021		December 31, 2020
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$217	$4,074	$—	$8,623
Credit contracts(1)	8	4,113	—	2,099
(1)	The short notional amount on our credit default swap positions was approximately $8.2 billion at March 31, 2021. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $4.1 billion as of March 31, 2021. The short notional amount on our credit default swap positions was approximately $6.3 billion as of December 31, 2020. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $2.1 billion as of December 31, 2020.

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

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Asset Derivatives		Liability Derivatives
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020

	(in millions)
Equity contracts	$11	$4	$737	$852
Credit contracts	1,056	1,012	2	1
Sub-total	1,067	1,016	739	853
Netting across contract types(1)	(218)	(231)	(218)	(231)
Total(1)	$849	$785	$521	$622
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at March 31, 2021 and December 31, 2020 was $936 million and $872 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
	Three Months Ended March 31,
	2021	2020

	(in millions)
Equity contracts	$(324)	$1,468
Credit contracts	39	806
	$(285)	$2,274

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment.

Energy

CVR Energy’s businesses are subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR Refining regularly enters into various commodity derivative transactions. CVR Refining holds derivative instruments, such as exchange-traded crude oil futures and over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedge instruments. CVR Refining may enter into forward purchase or sale contracts associated with renewable identification numbers (“RINs”).

As of March 31, 2021 and December 31, 2020, CVR Refining had 12 million and 7 million, respectively, outstanding commodity swap positions. As of March 31, 2021 and December 31, 2020, CVR Refining had open forward purchase and sale commitments for 4 million barrels and 6 million barrels, respectively. As of March 31, 2021 and December 31, 2020, CVR Refining had open fixed-price commitments to purchase a net 32 million and 13 million RINs, respectively.

Certain derivative contracts executed by our Energy segment with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. As of March 31, 2021 and December 31, 2020, our Energy segment had net asset derivatives of $6 million and net liability derivatives of $63 million, respectively. (Losses) gains recognized on derivatives for our Energy segment were $(32) million and $46 million for the three months ended March 31, 2021 and 2020, respectively. Gains and losses recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

7.  Inventories, Net

Inventories, net consists of the following:

	March 31,	December 31,
	2021	2020

	(in millions)
Raw materials	$235	$183
Work in process	90	83
Finished goods	1,234	1,314
	$1,559	$1,580

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	March 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$337	$(87)	$250	$337	$(87)	$250
Food Packaging	6	—	6	6	—	6
Metals	4	—	4	4	—	4
Home Fashion	24	(3)	21	24	(3)	21
Pharma	13	—	13	13	—	13
	$384	$(90)	$294	$384	$(90)	$294

Intangible assets, net consists of the following:

	March 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$398	$(181)	$217	$399	$(176)	$223
Developed technology	254	(13)	241	254	(6)	248
Other	177	(75)	102	269	(163)	106
	$829	$(269)	$560	$922	$(345)	$577

Indefinite-lived intangible assets			$83			$83
Intangible assets, net			$643			$660

Amortization expense associated with definite-lived intangible assets was $15 million and $11 million for the three months ended March 31, 2021 and 2020, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Right-of-use assets and lease liabilities are as follows:

	March 31,	December 31,
	2021	2020

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$540	$552
Lease liabilities (accrued expenses and other liabilities)	557	569

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	65	65
Lease liabilities (debt)	82	81

Additional information with respect to our operating leases as of March 31, 2021 and December 31, 2020 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of March 31, 2021	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$41	$42	4.5 years	5.5%
Automotive	423	442	4.6 years	5.7%
Food Packaging	30	34	11.1 years	7.4%
Other segments and Holding Company	46	39
	$540	$557

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2020	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$37	$38	3.1 years	5.5%
Automotive	436	456	4.6 years	5.7%
Food Packaging	32	35	11.1 years	7.4%
Other segments and Holding Company	47	40
	$552	$569

For the three months ended March 31, 2021 and 2020, lease cost was comprised of (i) operating lease cost of $51 million and $51 million, respectively, (ii) amortization of financing lease right-of-use assets of $3 million and $3 million, respectively, and (iii) interest expense on financing lease liabilities of $1 million and $2 million respectively. Our Automotive segment accounted for $43 million and $43 million of total lease cost for the three months ended March 31, 2021 and 2020, respectively.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of March 31, 2021 and December 31, 2020, our Real Estate segment has assets leased to others included in property, plant

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

and equipment of $222 million and $222 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $5 million and $8 million for the three months ended March 31, 2021 and 2020, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

10.  Debt

Debt consists of the following:

	March 31,	December 31,
	2021	2020

	(in millions)
Holding Company:
6.250% senior unsecured notes due 2022	$456	$1,209
6.750% senior unsecured notes due 2024	499	499
4.750% senior unsecured notes due 2024	1,106	1,106
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	999	999
4.375% senior unsecured notes due 2029	747	—
	5,805	5,811
Reporting Segments:
Energy	1,691	1,691
Automotive	352	368
Food Packaging	156	151
Metals	28	16
Real Estate	1	1
Home Fashion	23	21
	2,251	2,248
Total Debt	$8,056	$8,059

Holding Company

In January 2021, Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) issued $750 million in aggregate principal amount of 4.375% senior unsecured notes due 2029 (the “New 2029 Notes”). The proceeds from the New 2029 Notes were used to redeem $750 million principal amount of 6.250% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses. Interest on the New 2029 Notes is payable semi-annually. In connection with this transaction, our Holding Company recorded a gain on extinguishment of debt of $2 million.

The New 2029 Notes and the related guarantee are the senior unsecured obligations of the Issuers and rank equally with all of the Issuers’ and the Guarantor’s existing and future senior unsecured indebtedness and senior to all of the Issuers’ and the Guarantor’s existing and future subordinated indebtedness. The New 2029 Notes and the related guarantees are effectively subordinated to the Issuers’ and the Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness. The New 2029 Notes and the related guarantees are also effectively subordinated to all indebtedness and other liabilities of the Issuers’ subsidiaries other than the Guarantor.

The indenture governing the New 2029 Notes restricts the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indenture also restricts the incurrence of debt or the issuance of disqualified stock, as defined in the indenture, with certain exceptions. In addition, the indenture requires that on each quarterly determination date, Icahn Enterprises and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

the guarantor of the New 2029 Notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indenture also restricts the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.

Subsequent Event

In April 2021, the Issuers issued $455 million in aggregate principal amount of additional 5.250% senior unsecured notes due 2027. The proceeds from this issuance were used to redeem the remaining $455 million principal amount of 6.250% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.

Covenants

All of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were $1 million and $1 million for the three months ended March 31, 2021 and 2020, respectively.

11.  Net Income Per LP Unit

The components of the computation of basic and diluted income (loss) per LP unit of Icahn Enterprises are as follows:

	Three Months Ended March 31,
	2021	2020

	(in millions, except per unit amounts)
Net income (loss) attributable to Icahn Enterprises	$162	$(1,384)
Net income (loss) attributable to Icahn Enterprises allocated to limited partners (98.01% allocation)	$159	$(1,356)

Basic income (loss) per LP unit	$0.66	$(6.34)
Basic weighted average LP units outstanding	242	214

Diluted income (loss) per LP unit	$0.65	$(6.34)
Diluted weighted average LP units outstanding	245	214

As their effect would have been anti-dilutive, four million weighted average units have been excluded from the calculation of diluted income per LP unit for the three months ended March 31, 2020.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

LP Unit Transactions

Unit Distributions

On February 24, 2021, Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. Because the depositary unitholders had the election to receive the distribution either in cash or additional depositary units, we recorded a unit distribution liability of $489 million as the unit distribution had not been made as of March 31, 2021. In addition, the unit distribution liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, is considered a potentially dilutive security and is considered in the calculation of diluted income per LP unit as disclosed above. Any difference between the liability recorded and the amount representing the aggregate value of the number of depositary units distributed and cash paid would be charged to equity.

On April 29, 2021, Icahn Enterprises distributed an aggregate 8,044,900 depositary units to unitholders electing to receive depositary units, of which an aggregate of 7,717,918 depositary units were distributed to Mr. Icahn and his affiliates. In connection with this distribution, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $27 million.

2019 and 2021 At-The-Market Offerings

On May 2, 2019, Icahn Enterprises announced the commencement of its “at-the-market” offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, during the term of the program ending on March 31, 2021, for up to $400 million in aggregate sale proceeds. During the three months ended March 31, 2020, Icahn Enterprises sold 107,131 depositary units pursuant to this agreement, resulting in gross proceeds of $7 million. This agreement was terminated on February 26, 2021.

On February 26, 2021, Icahn Enterprises announced the commencement of its “at-the-market” offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, during the term of the program ending on December 31, 2023, for up to $400 million in aggregate sale proceeds. During the three months ended March 31, 2021, Icahn Enterprises sold 3,109,345 depositary units pursuant to this agreement, resulting in gross proceeds of $184 million. As of March 31, 2021, Icahn Enterprises may sell its depositary units for up to an additional $216 million in aggregate sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of the program.

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

	Three Months Ended March 31, 2021
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,463	$456	$101	$120	$8	$41	$29	$—	$2,218
Other revenues from operations	—	—	142	—	—	9	—	1	—	152
Net gain from investment activities	939	62	—	—	—	—	—	—	5	1,006
Interest and dividend income	25	—	—	—	—	—	—	—	1	26
Other (loss) income, net	(21)	7	(1)	(6)	1	—	—	—	2	(18)
	943	1,532	597	95	121	17	41	30	8	3,384
Expenses:
Cost of goods sold	—	1,579	313	80	112	7	34	14	—	2,139
Other expenses from operations	—	—	112	—	—	6	—	—	—	118
Selling, general and administrative	5	35	227	13	4	5	11	8	8	316
Restructuring, net	—	—	—	—	—	—	—	—	—	—
Interest expense	76	31	3	2	—	—	—	—	83	195
	81	1,645	655	95	116	18	45	22	91	2,768
Income (loss) before income tax benefit (expense)	862	(113)	(58)	—	5	(1)	(4)	8	(83)	616
Income tax benefit (expense)	—	46	12	(1)	—	—	—	—	(74)	(17)
Net income (loss)	862	(67)	(46)	(1)	5	(1)	(4)	8	(157)	599
Less: net income (loss) attributable to non-controlling interests	471	(34)	—	—	—	—	—	—	—	437
Net income (loss) attributable to Icahn Enterprises	$391	$(33)	$(46)	$(1)	$5	$(1)	$(4)	$8	$(157)	$162
Supplemental information:
Capital expenditures	$—	$34	$8	$2	$1	$1	$1	$—	$—	$47
Depreciation and amortization	$—	$82	$22	$7	$4	$3	$2	$7	$—	$127

	Three Months Ended March 31, 2020
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,130	$492	$98	$86	$4	$50	$—	$—	$1,860
Other revenues from operations	—	—	143	—	—	18	—	—	—	161
Net (loss) gain from investment activities	(1,816)	30	—	—	—	—	—	—	(342)	(2,128)
Interest and dividend income	52	3	—	—	—	—	—	—	9	64
Other (loss) income, net	(1)	(6)	1	(7)	—	—	—	—	(4)	(17)
	(1,765)	1,157	636	91	86	22	50	—	(337)	(60)
Expenses:
Cost of goods sold	—	1,250	352	78	85	4	41	—	—	1,810
Other expenses from operations	—	—	123	—	—	12	—	—	—	135
Selling, general and administrative	(6)	31	246	12	4	5	11	—	5	308
Restructuring, net	—	—	2	—	—	—	—	—	—	2
Interest expense	43	29	5	4	—	—	—	—	90	171
	37	1,310	728	94	89	21	52	—	95	2,426
(Loss) income before income tax benefit (expense)	(1,802)	(153)	(92)	(3)	(3)	1	(2)	—	(432)	(2,486)
Income tax benefit (expense)	—	40	19	(1)	—	—	—	—	122	180
Net (loss) income	(1,802)	(113)	(73)	(4)	(3)	1	(2)	—	(310)	(2,306)
Less: net (loss) income attributable to non-controlling interests	(876)	(45)	—	(1)	—	—	—	—	—	(922)
Net (loss) income attributable to Icahn Enterprises	$(926)	$(68)	$(73)	$(3)	$(3)	$1	$(2)	$—	$(310)	$(1,384)
Supplemental information:
Capital expenditures	$—	$35	$9	$2	$1	$4	$2	$—	$—	$53
Depreciation and amortization	$—	$80	$24	$6	$5	$4	$2	$—	$—	$121

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

Disaggregated revenue for our Energy segment net sales is presented below:

	Three Months Ended March 31,
	2021	2020

Petroleum products	$1,402	$1,055
Nitrogen fertilizer products	61	75
	$1,463	$1,130

Automotive

Disaggregated revenue for our Automotive segment net sales and other revenues from operations is presented below:

	Three Months Ended March 31,
	2021	2020

Automotive services	$322	$309
Aftermarket parts sales	276	326
	$598	$635

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

	March 31, 2021
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$15	$707	$42	$13	$—	$27	$2	$2	$1,134	$1,942
Cash held at consolidated affiliated partnerships and restricted cash	1,078	7	18	—	2	10	3	—	16	1,134
Investments	10,926	315	28	—	—	15	—	—	196	11,480
Accounts receivable, net	—	226	119	86	73	11	28	29	—	572
Inventories, net	—	378	962	89	33	—	86	11	—	1,559
Property, plant and equipment, net	—	2,774	845	152	81	308	64	—	7	4,231
Goodwill and intangible assets, net	—	233	370	29	9	—	21	275	—	937
Other assets	5,188	277	679	102	35	123	20	5	13	6,442
Total assets	$17,207	$4,917	$3,063	$471	$233	$494	$224	$322	$1,366	$28,297
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$2,100	$1,450	$1,153	$163	$72	$50	$64	$52	$692	$5,796
Securities sold, not yet purchased, at fair value	4,863	—	—	—	—	—	—	—	—	4,863
Debt	—	1,691	352	156	28	1	23	—	5,805	8,056
Total liabilities	6,963	3,141	1,505	319	100	51	87	52	6,497	18,715

Equity attributable to Icahn Enterprises	4,675	1,006	1,558	139	133	443	137	270	(5,131)	3,230
Equity attributable to non-controlling interests	5,569	770	—	13	—	—	—	—	—	6,352
Total equity	10,244	1,776	1,558	152	133	443	137	270	(5,131)	9,582
Total liabilities and equity	$17,207	$4,917	$3,063	$471	$233	$494	$224	$322	$1,366	$28,297

	December 31, 2020
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$14	$667	$25	$16	$1	$21	$2	$8	$925	$1,679
Cash held at consolidated affiliated partnerships and restricted cash	1,558	7	20	—	2	8	6	—	11	1,612
Investments	8,239	253	40	—	—	15	—	—	366	8,913
Accounts receivable, net	—	178	109	88	63	10	33	20	—	501
Inventories, net	—	298	1,080	89	22	—	81	10	—	1,580
Property, plant and equipment, net	—	2,747	857	160	82	310	65	—	7	4,228
Goodwill and intangible assets, net	—	238	372	31	9	1	21	282	—	954
Other assets	4,308	335	582	103	38	121	19	6	6	5,518
Total assets	$14,119	$4,723	$3,085	$487	$217	$486	$227	$326	$1,315	$24,985
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$2,256	$1,189	$1,163	$182	$73	$45	$65	$64	$110	$5,147
Securities sold, not yet purchased, at fair value	2,521	—	—	—	—	—	—	—	—	2,521
Debt	—	1,691	368	151	16	1	21	—	5,811	8,059
Total liabilities	4,777	2,880	1,531	333	89	46	86	64	5,921	15,727

Equity attributable to Icahn Enterprises	4,283	1,039	1,554	142	128	440	141	262	(4,606)	3,383
Equity attributable to non-controlling interests	5,059	804	—	12	—	—	—	—	—	5,875
Total equity	9,342	1,843	1,554	154	128	440	141	262	(4,606)	9,258
Total liabilities and equity	$14,119	$4,723	$3,085	$487	$217	$486	$227	$326	$1,315	$24,985

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.  Income Taxes

For the three months ended March 31, 2021, we recorded an income tax expense of $17 million on pre-tax income of $616 million compared to an income tax benefit of $180 million on pre-tax loss of $2,486 million for the three months ended March 31, 2020. Our effective income tax rate was 2.8% and 7.2% for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership income for which there was no tax expense, as such loss is allocated to the partners.

For the three months ended March 31, 2020, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership loss for which there was no tax benefit, as such loss is allocated to the partners.

14.  Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits and
	of Tax	Other, Net of Tax	Total

	(in millions)
Balance, December 31, 2020	$(31)	$(49)	$(80)
Other comprehensive loss before reclassifications, net of tax	(1)	—	(1)
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	—	—
Other comprehensive loss, net of tax	(1)	—	(1)
Balance, March 31, 2021	$(32)	$(49)	$(81)

15.  Other Income, Net

Other income, net consists of the following:

	Three Months Ended March 31,
	2021	2020

	(in millions)
Dividend expense	$(21)	$(1)
Equity earnings from non-consolidated affiliates	1	2
Gain on disposition of assets, net	—	1
Foreign currency transaction loss	(6)	(6)
Gain (loss) on extinguishment of debt	2	(12)
Other	6	(1)
	$(18)	$(17)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

16.  Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities were $36 million and $37 million as of March 31, 2021 and December 31, 2020, respectively, primarily within our Metals and Energy segments and which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

On August 21, 2018, CVR Refining received a letter from the United States Department of Justice (the “DOJ”) on behalf of the Environmental Protection Agency (the “EPA”) and the Kansas Department of Health and Environment (“KDHE”) alleging violations of the Clean Air Act and a 2012 Consent Decree (“CD”) between CVR Refining, the United States (on behalf of the EPA) and KDHE at CVR Energy’s Coffeyville refinery. In June 2020, a tolling agreement between the parties relating to such allegations expired, and the United States and KDHE sent demand letters relating to the allegations (the “Stipulated Claims”) and seeking stipulated penalties. In February 2021, the DOJ and KDHE sent CVR Refining a statement of position under the CD regarding its demand for Stipulated Claims. As CVR Refining disputes most claims asserted by the government, in accordance with the CD, CVR Refining deposited funds into a commercial escrow account pending resolution of disputed claims. The escrowed funds are legally restricted for use and are included within other assets on the consolidated balance sheets. In December 2020, the DOJ and KDHE filed a supplement complaint in the United States District Court for the District of Kansas asserting nine counts for alleged violations of the Clean Air Act, the Kansas State Implementation Plan and Kansas law (the “Statutory Claims”) and seeking civil penalties, injunctive and related relief. Negotiations relating to the Stipulated Claims and the Statutory Claims are ongoing and CVR Energy cannot at this time determine the outcome of this matter, including whether such outcome, or any subsequent enforcement or litigation relating thereto would have a material impact on our Energy segment’s financial position, results of operations, or cash flows.

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

For the three months ended March 31, 2021 and 2020, our Energy segment recognized expenses of $178 million and $19 million, respectively, for CVR Refining’s compliance with the RFS and which is included in cost of goods sold in the condensed consolidated statements of operations. These recognized expenses represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol or biodiesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation, the remaining obligation is marked-to-market using RIN market prices at period end. As of March 31, 2021 and December 31, 2020, CVR Refining’s RFS obligation was $342 million and $214 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 91% of Icahn Enterprises’ outstanding depositary units as of March 31, 2021. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of March 31, 2021. If the plans were voluntarily terminated, they would be underfunded by approximately $122 million as of March 31, 2021. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

17.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Three Months Ended March 31,
	2021	2020

	(in millions)
Cash payments for interest, net of amounts capitalized	$(117)	$(136)
Cash receipts (payments) for income taxes, net of payments	1	10
Non-cash Investment segment contributions from non-controlling interests	—	1,240
Partnership distributions payable	(499)	(437)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

18.  Subsequent Events

Icahn Enterprises

LP Unit Distribution

On May 5, 2021, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about June 30, 2021 to depositary unitholders of record at the close of business on June 1, 2021. Depositary unitholders will have until June 18, 2021 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the 5 consecutive trading days ending June 25, 2021. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Debt Issuance

In April 2021, we refinanced certain of our senior unsecured notes. Refer to Note 10, “Debt,” for further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2021 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 26, 2021.

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

We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Metals, Real Estate, Home Fashion and Pharma. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises and Icahn Enterprises Holdings (unless otherwise noted), and investment activity and expenses associated with our Holding Company.

Significant Transactions and Developments

Debt Issuances

In January 2021, Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) issued $750 million in aggregate principal amount of 4.375% senior unsecured notes due 2029 (the “New 2029 Notes”). The proceeds from the New 2029 Notes were used to redeem $750 million principal amount of 6.250% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.

In April 2021, the Issuers issued $455 million in aggregate principal amount of additional 5.250% senior unsecured notes due 2027. The proceeds from this issuance were used to redeem the remaining $455 million principal amount of 6.250% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.

Management Changes

On April 5, 2021, we announced the hiring of Aris Kekedjian, who will succeed Keith Cozza as President and Chief Executive Officer as of May 10, 2021. Mr. Kekedjian also joined the board of directors of our general partner. Mr. Cozza will remain with Icahn Enterprises and provide transition services through May 31, 2021 and will leave the board of directors upon his departure. We also announced on April 5, 2021 the departure of SungHwan Cho, our Chief Financial Officer, who will remain with Icahn Enterprises through a mutually agreeable transition period and will also leave the board of directors upon his departure. We are currently conducting a search for Mr. Cho’s successor.

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

Throughout 2020, the COVID-19 pandemic, and actions taken by governments and others in response thereto, has negatively impacted the global economy, financial markets, and the industries in which our subsidiaries operate. Our consolidated results of operations and financial condition have been impacted primarily by the volatility in the fair value of investments held by our Investment segment and the Holding Company as well as declines in the global demand for refined products, especially gasoline and diesel fuels, with respect to our Energy segment. The impact on our businesses has also included the acceleration of selective planned store closures in our Automotive segment and recording write-downs to inventories. The economic conditions that persisted for much of 2020 have improved in 2021 as more governments reduce restrictions and more businesses resume operations.

The comparability of our summarized consolidated financial results presented below is affected primarily by the performance of the Investment Funds (as defined below), the results of operations of our Energy segment, impacted by the demand and pricing for its products, and our Holding Company’s realized and unrealized gains and losses on certain equity investments. Refer to our respective segment discussions and “Other Consolidated Results of Operations,” below for further discussion.

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020

	(in millions)
Investment	$943	$(1,765)	$862	$(1,802)	$391	$(926)
Holding Company	8	(337)	(157)	(310)	(157)	(310)

Other Operating Segments:
Energy	1,532	1,157	(67)	(113)	(33)	(68)
Automotive	597	636	(46)	(73)	(46)	(73)
Food Packaging	95	91	(1)	(4)	(1)	(3)
Metals	121	86	5	(3)	5	(3)
Real Estate	17	22	(1)	1	(1)	1
Home Fashion	41	50	(4)	(2)	(4)	(2)
Pharma	30	—	8	—	8	—
Other operating segments	2,433	2,042	(106)	(194)	(72)	(148)
Consolidated	$3,384	$(60)	$599	$(2,306)	$162	$(1,384)

Investment

We invest our proprietary capital through various private investment funds (“Investment Funds”). As of March 31, 2021 and December 31, 2020, we had investments with a fair market value of approximately $4.7 billion and $4.3 billion, respectively, in the Investment Funds. As of March 31, 2021 and December 31, 2020, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $5.5 billion and $5.0 billion, respectively.

Our Investment segment’s results of operations are reflected in net income (loss) in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, son of Mr. Icahn. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of March 31, 2021.

For the three months ended March 31, 2021 and 2020, our Investment Funds’ returns were 9.2% and (17.6)%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses.

The following table sets forth the performance attribution for the Investment Funds’ returns.

	Three Months Ended March 31,
	2021	2020
Long positions	18.5%	(46.7)%
Short positions	(9.2)%	29.0%
Other	(0.1)%	0.1%
	9.2%	(17.6)%

The following table presents net income (loss) for our Investment segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020

	(in millions)
Long positions	$1,914	$(4,601)
Short positions	(1,041)	2,791
Other	(11)	8
	$862	$(1,802)

Three Months Ended March 31, 2021 and 2020

For the three months ended March 31, 2021, the Investment Funds’ positive performance was driven by net gains in their long positions, offset in part by net losses in their short positions. The positive performance of our Investment segment’s long positions was driven primarily by gains from an energy sector investment of $925 million a consumer, cyclical sector investment of $253 million and two consumer, non-cyclical sector investments aggregating $322 million. The aggregate performance of investments with net gains across various sectors accounted for an additional positive performance of our Investment segment’s long positions. The negative performance of our Investment segment’s short positions was driven primarily by the negative performance of an energy sector investment of $494 million and broad market hedges of $329 million. The aggregate performance of investments with net losses across various sectors accounted for an additional negative performance of our Investment segment’s short positions. The negative performance of our Investment segment’s short positions was offset in part by gains from a consumer, cyclical sector investment of $196 million.

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

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 96% and 93% of our Energy segment’s net sales for the three months ended March 31, 2021 and 2020, respectively.

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

The COVID-19 pandemic, and the actions taken by governments and others, has negatively impacted the energy industry. The COVID-19 pandemic has also resulted in significant business and operational disruptions, including business closures, liquidity strains, destruction of non-essential demand, as well as supply chain challenges, travel restrictions, stay-at home orders, and limitations on the availability of the workforce. As a result, the demand for gasoline and diesel in the regions that our Energy segment operates declined beginning in the first quarter of 2020. The declines were amplified in the first quarter of 2020 by market plays between the world’s largest oil producers. The simultaneous shocks in oil supply and demand has resulted in a decline in the price of crude oil and lead to a significant decrease in the price of refined products sold by our Energy segment. However, beginning in late 2020 and into 2021, the U.S. market for refined products improved and demand increased as travel restrictions and stay-at-home orders were eased.

In addition to recent market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard of the United States Environmental Protection Agency, which requires it to either blend “renewable fuels” with its transportation fuels or purchase renewable identification numbers (“RINs”), in lieu of blending. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Refer to Note 16, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of RINs.

In December 2020, our Energy segment approved a renewable diesel project at one of its refineries, which would convert the refinery’s hydrocracker to a renewable diesel unit (“RDU”) capable of producing 100 million gallons of renewable diesel per year and approximately 180 million RINs annually. As a result of conversion, the crude oil capacity of the refinery will be reduced. Further, the conversion enables our Energy segment to capture additional benefits associated with the existing blenders’ tax credit that expires at the end of 2022 and low carbon fuel standard programs in states such as California. Our Energy segment has additional plans to add pretreating capabilities for the RDU and construction of a similar facility at its other refinery. These collective renewable diesel efforts could reduce our Energy segment’s Renewable Fuels Standard (“RFS”) exposure. However, any actions taken by the Supreme Court, resulting administration efforts under the RFS, such as denial of existing or previous waiver applications, and market conditions could significantly impact the amount by which our Energy segment’s renewable diesel business.

	Three Months Ended March 31,
	2021	2020

Net sales	$1,463	$1,130
Cost of goods sold	1,579	1,250
Gross margin	$(116)	$(120)

Three Months Ended March 31, 2021 and 2020

Net sales for our Energy segment increased by $333 million (29%) for the three months ended March 31, 2021 as compared to the comparable prior year period, primarily due to an increase in our petroleum business’ net sales, which increased $347 million, offset in part by a decrease in our nitrogen fertilizer business’ net sales, which decreased $14 million over the comparable periods. The increase in the petroleum business’ net sales was primarily due to an increase in sales of gasoline and distillates attributable to an increase in volumes and more favorable pricing conditions. Volumes were lower in the comparable prior year period due to the full planned turnaround at one of the refineries while another refinery experienced reduced utilization in response to demand reductions driven by the impacts of the COVID-19 pandemic. Our nitrogen fertilizer business’ net sales decreased primarily due to a decrease in urea ammonium nitrate (“UAN”) sales primarily due to a decrease in volumes.

Cost of goods sold for our Energy segment increased by $329 million (26%) for the three months ended March 31, 2021 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher cost of consumed crude oil. The higher cost of consumed crude oil was due to an increase in volumes, as discussed above, as well as lower derivative performance of $78 million and a $159 million increase in the net cost of RINs. Gross margin for our Energy segment improved by $4 million for the three months ended March 31, 2021 as compared to the comparable prior year period. Gross margin as a percentage of net sales was (8)% and (11)% for the three months ended March 31, 2021 and 2020, respectively. The improvement in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to higher crack spreads, offset in part by the derivatives and net cost of RINs, as discussed above.

Automotive

Our Automotive segment’s results of operations are generally driven by the distribution and installation of automotive aftermarket parts and the demand for automotive service and maintenance, and is affected by the relative strength of automotive part replacement trends, among other factors.

Our Automotive segment is in the process of implementing a multi-year transformation plan, which includes the restructuring of its businesses. The transformation plan includes operating the automotive services and aftermarket parts businesses as separate businesses, streamlining Icahn Automotive’s corporate and field support teams, facility closures, consolidations and conversions, inventory optimization actions, and the re-focusing of its automotive parts business on certain core markets. As part of this plan, Icahn Automotive entered into an agreement to sell certain inventory assets relating to its aftermarket parts business at 109 locations and a distribution center in California and certain other inventory and fixed assets in California. Aftermarket parts sales from these locations aggregated $35 million during the three months ended March 31, 2021. Costs to implement the transformation plan will include restructuring charges, which will be recorded when specific plans are approved, and which may be significant.

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

	Three Months Ended March 31,
	2021	2020

Net sales and other revenue from operations	$598	$635
Cost of goods sold and other expenses from operations	425	475
Gross margin	$173	$160

Three Months Ended March 31, 2021 and 2020

Net sales and other revenue from operations for our Automotive segment for the three months ended March 31, 2021 decreased by $37 million (6%) as compared to the comparable prior year period. The decrease was attributable to a decrease in aftermarket parts sales of $50 million (15%) offset in part by an increase in automotive services revenues of $13 million (4%). On an organic basis, aftermarket parts sales decreased $10 million over the comparable periods due to a decrease in commercial sales of $7 million (4%) and a decrease in retail sales of $3 million (5%). Store closures related to the transformation plan accounted for another $40 million decrease in aftermarket parts sales. The increase in automotive services revenues represents an increase on a primarily organic basis as sales have improved over the comparable prior year period. The COVID-19 pandemic, and the impacts of the actions taken by governments and others, have significantly contributed to a decline in revenues beginning in March 2020.

Cost of goods sold and other expenses from operations for the three months ended March 31, 2021 decreased by $50 million (11%) as compared to the comparable prior year period. The decrease was due to lower sales volumes as described above. Gross margin on net sales and other revenue from operations for the three months ended March 31, 2021 increased by $13 million (8%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 29% and 25% for the three months ended March 31, 2021 and 2020, respectively. Due to the COVID-19 pandemic, our Automotive segment accelerated planned store closures in 2020, shifting our Automotive segment’s business from a majority attributable to aftermarket parts sales to a majority attributable to higher margin automotive services.

Food Packaging

Our Food packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Three Months Ended March 31, 2021 and 2020

Net sales for the three months ended March 31, 2021 increased $3 million (3%) as compared to the comparable prior year period. The increase was due to an increase of $1 million in volumes and $2 million from the favorable effects of foreign exchange. Cost of goods sold for the three months ended March 31, 2021 increased by $2 million (3%) as compared to the comparable prior year period due to the effects of foreign exchange and distribution costs. Gross margin as a percentage of net sales was 21% and 20% for the three months ended March 31, 2021 and 2020, respectively.

Metals

The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the United States and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.

Three Months Ended March 31, 2021 and 2020

Net sales for the three months ended March 31, 2021 increased by $34 million (40%) compared to the comparable prior year period primarily due to higher pricing. Cost of goods sold for the three months ended March 31, 2021 increased by $27 million (32%) compared to the comparable prior year period due to higher material costs. Gross margin as a percentage of net sales was 7% and 1% for the three months ended March 31, 2021 and 2020, respectively, primarily due to higher material margins.

Real Estate

Our Real Estate segment consists primarily of investment properties, the development and sale of single-family homes, and the management of a country club. Sales of single-family homes are included in net sales in our consolidated statements of operations. Results from investment properties and country club operations are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for each of the three months ended March 31, 2021 and 2020 were primarily derived from the sale of residential units and rental operations.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended March 31, 2021 and 2020

Net sales for the three months ended March 31, 2021 decreased by $9 million (18%) compared to the comparable prior year period primarily due to the impact of the COVID-19 pandemic on our Home Fashion segment’s hospitality business. Cost of goods sold for the three months ended March 31, 2021 decreased $7 million (17%) compared to the comparable prior year period due to lower volumes, offset in part by higher material and freight costs. Gross margin as a percentage of net sales was 17% and 18% for the three months ended March 31, 2021 and 2020, respectively. The decrease is due to higher material and freight costs.

Pharma

Our Pharma segment derives revenues primarily from the sale of its products directly to customers, wholesalers and pharmacies. To a lesser extent, our Pharma segment derives revenues through supply, licensing and royalty arrangements. We began consolidating our Pharma segment in the fourth quarter of 2020. For the three months ended March 31, 2021, our Pharma segment had $15 million of net product revenue, $14 million of supply revenue and $1 million of royalty revenue. For our Pharma segment’s supply revenue, $13 million is attributable to the one-time sale of product to a single customer.

Holding Company

Our Holding Company’s results of operations primarily reflect investment gains and losses from equity investments and the interest expense on its senior unsecured notes for each of the three months ended March 31, 2021 and 2020.

Other Consolidated Results of Operations

Selling, General and Administrative

Three Months Ended March 31, 2021 and 2020

Our consolidated selling, general and administrative during the three months ended March 31, 2021 increased by $8 million (3%) as compared the comparable prior year period primarily due to higher compensation costs for our Investment segment and the addition of the results of our Pharma segment, offset in part by lower costs resulting from store closures for our Automotive segment.

Interest Expense

Three Months Ended March 31, 2021 and 2020

Our consolidated interest expense during the three months ended March 31, 2021 increased by $24 million (14%) as compared the comparable prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to an increase in average due to broker balances over the respective periods offset in part by lower interest expense for our Holding Company due to lower weighted average interest rates resulting from debt refinancings.

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

As of March 31, 2021, our Holding Company had cash and cash equivalents of approximately $1.1 billion and total debt of approximately $5.8 billion. As of March 31, 2021, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.7 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our

Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

	March 31,	December 31,
	2021	2020

	(in millions)
6.250% senior unsecured notes due 2022	$456	$1,209
6.750% senior unsecured notes due 2024	499	499
4.750% senior unsecured notes due 2024	1,106	1,106
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	999	999
4.375% senior unsecured notes due 2029	747	—
	$5,805	$5,811

Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by the Issuers and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of senior unsecured notes are payable semi-annually.

In January 2021, Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) issued $750 million in aggregate principal amount of 4.375% senior unsecured notes due 2029 (the “New 2029 Notes”). The proceeds from the New 2029 Notes were used to redeem $750 million principal amount of 6.250% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses. Interest on the New 2029 Notes is payable semi-annually.

In April 2021, the Issuers issued $455 million in aggregate principal amount of additional 5.250% senior unsecured notes due 2027. The proceeds from this issuance were used to redeem the remaining $455 million principal amount of 6.250% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.

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

The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of March 31, 2021, except for the 4.750% senior unsecured notes due 2024, the 5.250% senior unsecured notes due 2027 and 4.375% senior unsecured notes due 2029, are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.

As of March 31, 2021 and December 31, 2020, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of March 31, 2021, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

2021 At-The-Market Offering

On February 26, 2021, Icahn Enterprises announced the commencement of its “at-the-market” offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, during the term of the program ending on December 31, 2023, for up to $400 million in aggregate sale proceeds. During the three months ended March 31, 2021, Icahn Enterprises sold 3,109,345 depositary units pursuant to this agreement, resulting in gross proceeds of $184 million. As of March 31, 2021, Icahn Enterprises may sell its depositary units for up to an additional $216 million in aggregate sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of the program. Icahn Enterprises’ prior “at-the-market” offering was terminated on February 26, 2021.

LP Unit Distributions

On February 24, 2021, Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. In connection with this distribution, aggregate cash distributions to all depositary unitholders was $27 million in April 2021.

On May 5, 2021, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit. The quarterly distribution is payable in either cash or additional depositary units, at the election of each depositary unitholder and will be paid on or about June 30, 2021 to depositary unitholders of record at the close of business on June 1, 2021. Depositary unitholders will have until June 18, 2021 to make an election to receive either cash or additional depositary units. If a holder does not make a timely election to receive cash, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

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

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of March 31, 2021, the Investment Funds’ had a net short notional exposure of 19%. The Investment Funds’ long exposure was 109% (108% long equity and 1% long credit) and its short exposure was 128% (88% short equity and 40% short credit and other). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at March 31, 2021.

Of the Investment Funds’ 109% long exposure, 107% was comprised of the fair value of its long positions (with certain adjustments) and 2% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds’ 128% short exposure, 48% was comprised of the fair value of its short positions and 80% was comprised of short broad market index swap derivative contracts and short credit default swap contracts.

With respect to both our long positions that are not notionalized (108% long exposure) and our short positions that are not notionalized (48% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other short positions (80% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	March 31,	December 31,
	2021	2020

	(in millions)
Energy	$707	$667
Automotive	42	25
Food Packaging	13	16
Metals	—	1
Real Estate	27	21
Home Fashion	2	2
Pharma	2	8
	$791	$732

Segment Borrowings and Availability

Segment debt consists of the following:

	March 31,	December 31,
	2021	2020

	(in millions)
Energy	$1,691	$1,691
Automotive	352	368
Food Packaging	156	151
Metals	28	16
Real Estate	1	1
Home Fashion	23	21
	$2,251	$2,248

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of March 31, 2021, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

March 31,
2021
(in millions)
Energy	$389
Automotive	99
Food Packaging	19
Metals	65
Home Fashion	14
$586

The above outstanding debt and borrowing availability with respect to each of our continuing operating segments reflects third-party obligations.

Subsidiary Stock Repurchase Program

On October 23, 2019, the Board of Directors of CVR Energy approved a stock repurchase program which would enable it to repurchase up to $300 million of its common stock from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The stock repurchase program has a duration of four years, which may be terminated by the Board of Directors of CVR Energy at any time. Repurchases, if any, including the timing, price and amount, may be made at the discretion of CVR Energy management and CVR Energy is not obligated to make any repurchases. CVR Energy did not repurchase any shares of its common stock as of March 31, 2021. Due to the market and oil price volatility, coupled with the current economic conditions, CVR Energy does not currently intend to repurchase any stock if these, and other, conditions continue.

On May 6, 2020, the Board of Directors of CVR Partners’ general partner approved a unit repurchase program which would enable it to repurchase up to $10 million of its common units from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. On February 22, 2021, the Board of Directors of CVR Partners authorized an additional $10 million under the unit repurchase program. During 2021, CVR Partners repurchased common units on the open market at a cost of $1 million. As of March 31, 2021, CVR Partners has $12 million remaining under its unit repurchase program.

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

	(in millions)
Holding Company	$(81)	$116	$179	$(103)	$(1,121)	$(480)
Investment	(519)	—	40	(1,138)	—	1,001

Other Operating Segments:
Energy	96	(54)	(2)	(58)	(196)	407
Automotive	(21)	3	33	(54)	(6)	65
Food Packaging	(12)	(2)	4	(6)	(2)	(4)
Metals	(9)	(1)	9	(11)	—	10
Real Estate	4	(1)	5	3	(4)	4
Home Fashion	(3)	—	1	(6)	(2)	11
Pharma	(6)	—	—	—	—	—
Other operating segments	49	(55)	50	(132)	(210)	493
Total before eliminations	(551)	61	269	(1,373)	(1,331)	1,014
Eliminations	—	55	(55)	—	1,007	(1,007)
Consolidated	$(551)	$116	$214	$(1,373)	$(324)	$7

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

Holding Company

Our Holding Company’s cash flows from operating activities for each of the three months ended March 31, 2021 and 2020 were primarily attributable to our semi-annual interest payments on our senior unsecured notes. The decrease in interest payments over the comparable periods is due to the timing of the payment of the semi-annual interest as our recent debt transactions resulted in a change in certain interest payment dates as well as a lower weighted average interest rate over the comparative periods.

Our Holding Company’s cash flows from investing activities for the three months ended March 31, 2021 were primarily attributable to proceeds from the sale of equity investments of $171 million offset in part by investments in/contributions to our operating subsidiaries aggregating $55 million, including an investment in our Automotive segment of $50 million. Our Holding Company’s cash flows from investing activities for the three months ended March 31, 2020 were primarily due to our investment in the Investment Funds of $1.0 billion, our purchase of an equity investment of $114 million and investments in/contributions to our operating subsidiaries aggregating $64 million, including an investment in our Automotive segment of $55 million. This was offset in part by net cash dividends from our Energy segment of $57 million.

Our Holding Company’s cash flows from financing activities for the three months ended March 31, 2021 were due to proceeds from our “at-the-market” offering, offset in part by the net effect of a debt refinancing transaction. Our Holding Company’s cash flows from financing activities for the three months ended March 31, 2020 were primarily due to the effects of certain debt refinancing transactions, which included the repayment of certain senior unsecured notes in

January 2020 using proceeds from senior unsecured note issuances in December 2019. This was offset in part by proceeds from our “at-the-market” offering.

Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Our Investment segment’s cash flows from financing activities for the three months ended March 31, 2021 were attributable to Brett Icahn’s contribution to the Funds of $40 million. Our Investment segment’s cash flows from financing activities for the three months ended March 31, 2020 were attributable to our investment in the Investment Funds of $1.0 billion, and $1 million from Mr. Icahn and his affiliates (excluding us).

Other Operating Segments

Our other operating segments’ cash flows from operating activities included net cash flows from operating activities before changes in operating assets and liabilities of $(82) million and $(91) million for the three months ended March 31, 2021 and 2020, respectively, primarily due to the result of our Energy and Automotive segments for each period. The change in cash flows from operating activities for the three months ended March 31, 2021 as compared to the comparable prior year period was primarily due to changes in working capital attributable to our Energy segment. Our Energy segment’s working capital improved over the comparable periods primarily due to the increase in crude oil prices during the first quarter of 2021 and increases in its open RFS obligation.

Our other operating segments’ cash flows from investing activities were primarily due to the purchase of investments of zero in 2021 compared to $140 million in 2020 and due to capital expenditures of $47 million in 2021, primarily for its RDU project, and $55 million in 2020, primarily within our Energy and Automotive segments for both periods. In addition, our Energy segment acquired a pipeline for cash consideration of $20 million in the first quarter of 2021.

Our other operating segments’ cash flows from financing activities were primarily due net debt transactions. In 2020, our Energy segment had net proceeds from senior debt transactions of $500 million. In addition, our other operating segments also had net contributions from our Holding Company of $55 million for the three months ended March 31, 2021 compared to $7 million for the three months ended March 31, 2020, as described above. For the three months ended March 31, 2020, our Energy segment had distributions to non-controlling interests of $23 million.

Consolidated Capital Expenditures

There have been no material changes to our planned capital expenditures as compared to the estimated capital expenditures for 2021 reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Estimates

The critical accounting estimates used in the preparation of our condensed consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Issued Accounting Standards

Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements for a discussion of recent accounting pronouncements applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed below, information about our quantitative and qualitative disclosures about market risk did not differ materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of March 31, 2021, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $1,093 million, $486 million and $1,070 million, respectively. However, as of March 31, 2021, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 46% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 54% of the change in fair value.

Item 4. Controls and Procedures

As of March 31, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and Icahn Enterprises Holdings’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, and will continue to be, subject to litigation from time to time in the ordinary course of business. Refer to Note 16, “Commitments and Contingencies” to the condensed consolidated financial statements, which is incorporated by reference into this Part II, Item 1 of this Report, for information regarding our lawsuits and proceedings. Except for the lawsuits and proceedings disclosed in Note 16, there were no material changes to our lawsuits and proceedings as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 1A. Risk Factors

There were no material changes to our risk factors during the three months ended March 31, 2021 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Date: May 7, 2021

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/SungHwan Cho
SungHwan Cho, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Ted Papapostolou
Ted Papapostolou, Chief Accounting Officer

Date: May 7, 2021