Form 10-Q
period 2021-06-30
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2021-08-06
CIK 813762, 1034563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 6, 2021, there were 264,531,252 of Icahn Enterprises’ depositary units outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2021	2020

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$2,194	$1,679
Cash held at consolidated affiliated partnerships and restricted cash	1,269	1,612
Investments	10,903	8,913
Due from brokers	4,358	3,437
Accounts receivable, net	596	501
Inventories, net	1,568	1,580
Property, plant and equipment, net	4,235	4,228
Derivative assets, net	683	785
Goodwill	294	294
Intangible assets, net	630	660
Other assets	1,171	1,300
Total Assets	$27,901	$24,989
LIABILITIES AND EQUITY
Accounts payable	$858	$738
Accrued expenses and other liabilities	1,847	1,588
Deferred tax liabilities	593	568
Derivative liabilities, net	754	639
Securities sold, not yet purchased, at fair value	4,231	2,521
Due to brokers	1,528	1,618
Debt	8,065	8,059
Total liabilities	17,876	15,731

Commitments and contingencies (Note 16)

Equity:
Limited partners: Depositary units: 264,531,252 units issued and outstanding at June 30, 2021 and 241,338,835 units issued and outstanding at December 31, 2020	4,581	4,236
General partner	(846)	(853)
Equity attributable to Icahn Enterprises	3,735	3,383
Equity attributable to non-controlling interests	6,290	5,875
Total equity	10,025	9,258
Total Liabilities and Equity	$27,901	$24,989

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions, except per unit amounts)
Revenues:
Net sales	$2,612	$1,326	$4,830	$3,187
Other revenues from operations	164	136	316	297
Net gain (loss) from investment activities	206	1,235	1,212	(893)
Interest and dividend income	34	26	60	89
Other loss, net	(28)	(14)	(46)	(31)
	2,988	2,709	6,372	2,649
Expenses:
Cost of goods sold	2,398	1,135	4,537	2,944
Other expenses from operations	126	108	244	243
Selling, general and administrative	304	290	620	598
Restructuring, net	5	5	5	7
Impairment	—	5	—	5
Interest expense	158	174	353	346
	2,991	1,717	5,759	4,143
(Loss) income before income tax (expense) benefit	(3)	992	613	(1,494)
Income tax (expense) benefit	(59)	(128)	(76)	52
Net (loss) income	(62)	864	537	(1,442)
Less: net income (loss) attributable to non-controlling interests	74	565	511	(357)
Net (loss) income attributable to Icahn Enterprises	$(136)	$299	$26	$(1,085)

Net (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(134)	$293	$25	$(1,063)
General partner	(2)	6	1	(22)
	$(136)	$299	$26	$(1,085)

Basic and diluted (loss) income per LP unit	$(0.53)	$1.36	$0.10	$(4.97)
Basic and diluted weighted average LP units outstanding	251	215	247	214
Cash distributions declared per LP unit	$2.00	$2.00	$4.00	$4.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Net (loss) income	$(62)	$864	$537	$(1,442)
Other comprehensive income (loss), net of tax:
Translation adjustments	2	2	1	(1)
Post-retirement benefits and other	1	—	1	—
Other comprehensive income (loss), net of tax	3	2	2	(1)
Comprehensive (loss) income	(59)	866	539	(1,443)
Less: Comprehensive income (loss) attributable to non-controlling interests	75	566	512	(356)
Comprehensive (loss) income attributable to Icahn Enterprises	$(134)	$300	$27	$(1,087)

Comprehensive (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(132)	$294	$26	$(1,065)
General partner	(2)	6	1	(22)
	$(134)	$300	$27	$(1,087)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2020	$(853)	$4,236	$3,383	$5,875	$9,258
Net income	3	159	162	437	599
Other comprehensive loss	—	(1)	(1)	—	(1)
Partnership distributions payable	(10)	(489)	(499)	—	(499)
Partnership contributions	4	182	186	—	186
Investment segment contributions from non-controlling interests	—	—	—	40	40
Changes in subsidiary equity and other	—	(1)	(1)	—	(1)
Balance, March 31, 2021	(856)	4,086	3,230	6,352	9,582
Net (loss) income	(2)	(134)	(136)	74	(62)
Other comprehensive income	—	2	2	1	3
Partnership distributions payable reversal	10	489	499	—	499
Partnership distributions	(1)	(56)	(57)	—	(57)
Partnership contributions	4	198	202	—	202
Investment segment contributions from non-controlling interests	—	—	—	6	6
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(144)	(144)
Changes in subsidiary equity and other	(1)	(4)	(5)	1	(4)
Balance, June 30, 2021	$(846)	$4,581	$3,735	$6,290	$10,025

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2019	$(812)	$6,268	$5,456	$5,486	$10,942
Net loss	(28)	(1,356)	(1,384)	(922)	(2,306)
Other comprehensive loss	—	(3)	(3)	—	(3)
Partnership distributions payable	(9)	(428)	(437)	—	(437)
Partnership contributions	—	7	7	—	7
Investment segment contributions from non-controlling interests	—	—	—	1,241	1,241
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(23)	(23)
Changes in subsidiary equity and other	—	(4)	(4)	—	(4)
Balance, March 31, 2020	(849)	4,484	3,635	5,782	9,417
Net income	6	293	299	565	864
Other comprehensive income	—	1	1	1	2
Partnership distributions payable reversal	9	428	437	—	437
Partnership distributions	(9)	(452)	(461)	—	(461)
Partnership contributions	—	19	19	—	19
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(13)	(13)
Changes in subsidiary equity and other	1	1	2	(2)	—
Balance, June 30, 2020	$(842)	$4,774	$3,932	$6,333	$10,265

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020

	(in millions)
Cash flows from operating activities:
Net income (loss)	$537	$(1,442)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (gain) loss from securities transactions	(1,848)	2,054
Purchases of securities	(1,784)	(1,299)
Proceeds from sales of securities	2,236	1,387
Payments to cover securities sold, not yet purchased	(2,313)	(880)
Proceeds from securities sold, not yet purchased	2,957	1,299
Changes in receivables and payables relating to securities transactions	(947)	308
Changes in derivative assets and liabilities	217	(2,827)
Depreciation and amortization	259	253
Deferred taxes	26	(8)
Other, net	31	83
Changes in other operating assets and liabilities	265	(66)
Net cash used in operating activities	(364)	(1,138)
Cash flows from investing activities:
Capital expenditures	(158)	(115)
Turnaround expenditures	(2)	(147)
Acquisition of businesses, net of cash acquired	(20)	(1)
Purchases of investments	—	(254)
Proceeds from sale of investments	392	—
Proceeds from disposition of businesses and assets	34	8
Other, net	—	3
Net cash provided by (used in) investing activities	246	(506)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	46	1
Partnership contributions	373	26
Partnership distributions	(57)	(461)
Dividends and distributions to non-controlling interests in subsidiaries	(70)	(36)
Proceeds from Holding Company senior unsecured notes	1,214	866
Repayments of Holding Company senior unsecured notes	(1,205)	(1,350)
Proceeds from subsidiary borrowings	965	1,535
Repayments of subsidiary borrowings	(971)	(1,095)
Other, net	(11)	(18)
Net cash provided by (used in) financing activities	284	(532)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	6	2
Net increase (decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	172	(2,174)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	3,291	4,945
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$3,463	$2,771

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2021	2020

	(in millions)
ASSETS
Cash and cash equivalents	$2,194	$1,679
Cash held at consolidated affiliated partnerships and restricted cash	1,269	1,612
Investments	10,903	8,913
Due from brokers	4,358	3,437
Accounts receivable, net	596	501
Inventories, net	1,568	1,580
Property, plant and equipment, net	4,235	4,228
Derivative assets, net	683	785
Goodwill	294	294
Intangible assets, net	630	660
Other assets	1,171	1,300
Total Assets	$27,901	$24,989
LIABILITIES AND EQUITY
Accounts payable	$858	$738
Accrued expenses and other liabilities	1,847	1,588
Deferred tax liabilities	593	568
Derivative liabilities, net	754	639
Securities sold, not yet purchased, at fair value	4,231	2,521
Due to brokers	1,528	1,618
Debt	8,066	8,061
Total liabilities	17,877	15,733

Commitments and contingencies (Note 16)

Equity:
Limited partner	4,627	4,277
General partner	(893)	(896)
Equity attributable to Icahn Enterprises Holdings	3,734	3,381
Equity attributable to non-controlling interests	6,290	5,875
Total equity	10,024	9,256
Total Liabilities and Equity	$27,901	$24,989

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Revenues:
Net sales	$2,612	$1,326	$4,830	$3,187
Other revenues from operations	164	136	316	297
Net gain (loss) from investment activities	206	1,235	1,212	(893)
Interest and dividend income	34	26	60	89
Other loss, net	(27)	(14)	(45)	(31)
	2,989	2,709	6,373	2,649
Expenses:
Cost of goods sold	2,398	1,135	4,537	2,944
Other expenses from operations	126	108	244	243
Selling, general and administrative	304	290	620	598
Restructuring, net	5	5	5	7
Impairment	—	5	—	5
Interest expense	158	174	353	346
	2,991	1,717	5,759	4,143
(Loss) income before income tax (expense) benefit	(2)	992	614	(1,494)
Income tax (expense) benefit	(59)	(128)	(76)	52
Net (loss) income	(61)	864	538	(1,442)
Less: net income (loss) attributable to non-controlling interests	74	565	511	(357)
Net (loss) income attributable to Icahn Enterprises Holdings	$(135)	$299	$27	$(1,085)

Net (loss) income attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$(133)	$296	$27	$(1,074)
General partner	(2)	3	—	(11)
	$(135)	$299	$27	$(1,085)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Net (loss) income	$(61)	$864	$538	$(1,442)
Other comprehensive income (loss), net of tax:
Translation adjustments	2	2	1	(1)
Post-retirement benefits and other	1	—	1	—
Other comprehensive income (loss), net of tax	3	2	2	(1)
Comprehensive (loss) income	(58)	866	540	(1,443)
Less: Comprehensive income (loss) attributable to non-controlling interests	75	566	512	(356)
Comprehensive (loss) income attributable to Icahn Enterprises Holdings	$(133)	$300	$28	$(1,087)

Comprehensive (loss) income attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$(131)	$297	$28	$(1,076)
General partner	(2)	3	—	(11)
	$(133)	$300	$28	$(1,087)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises Holdings
	General	Limited		Non-
	Partner’s	Partner’s	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2020	$(896)	$4,277	$3,381	$5,875	$9,256
Net income	2	160	162	437	599
Other comprehensive loss	—	(1)	(1)	—	(1)
Partnership distributions payable	(5)	(494)	(499)	—	(499)
Partnership contributions	2	184	186	—	186
Investment segment contributions from non-controlling interests	—	—	—	40	40
Changes in subsidiary equity and other	—	(1)	(1)	—	(1)
Balance, March 31, 2021	(897)	4,125	3,228	6,352	9,580
Net (loss) income	(2)	(133)	(135)	74	(61)
Other comprehensive income	—	2	2	1	3
Partnership distributions payable reversal	5	494	499	—	499
Partnership distributions	(1)	(56)	(57)	—	(57)
Partnership contributions	2	200	202	—	202
Investment segment contributions from non-controlling interests	—	—	—	6	6
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(144)	(144)
Changes in subsidiary equity and other	—	(5)	(5)	1	(4)
Balance, June 30, 2021	$(893)	$4,627	$3,734	$6,290	$10,024

	Equity Attributable to Icahn Enterprises Holdings
	General	Limited		Non-
	Partner’s	Partner’s	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2019	$(875)	$6,328	$5,453	$5,486	$10,939
Net loss	(14)	(1,370)	(1,384)	(922)	(2,306)
Other comprehensive loss	—	(3)	(3)	—	(3)
Partnership distributions payable	(4)	(433)	(437)	—	(437)
Partnership contributions	—	7	7	—	7
Investment segment contributions from non-controlling interests	—	—	—	1,241	1,241
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(23)	(23)
Changes in subsidiary equity and other	—	(4)	(4)	—	(4)
Balance, March 31, 2020	(893)	4,525	3,632	5,782	9,414
Net income	3	296	299	565	864
Other comprehensive income	—	1	1	1	2
Partnership distributions payable reversal	4	433	437	—	437
Partnership distributions	(5)	(456)	(461)	—	(461)
Partnership contributions	—	19	19	—	19
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(13)	(13)
Changes in subsidiary equity and other	1	1	2	(2)	—
Balance, June 30, 2020	$(890)	$4,819	$3,929	$6,333	$10,262

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020

	(in millions)
Cash flows from operating activities:
Net income (loss)	$538	$(1,442)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (gain) loss from securities transactions	(1,848)	2,054
Purchases of securities	(1,784)	(1,299)
Proceeds from sales of securities	2,236	1,387
Payments to cover securities sold, not yet purchased	(2,313)	(880)
Proceeds from securities sold, not yet purchased	2,957	1,299
Changes in receivables and payables relating to securities transactions	(947)	308
Changes in derivative assets and liabilities	217	(2,827)
Depreciation and amortization	259	253
Deferred taxes	26	(8)
Other, net	30	83
Changes in other operating assets and liabilities	265	(66)
Net cash used in operating activities	(364)	(1,138)
Cash flows from investing activities:
Capital expenditures	(158)	(115)
Turnaround expenditures	(2)	(147)
Acquisition of businesses, net of cash acquired	(20)	(1)
Purchases of investments	—	(254)
Proceeds from sale of investments	392	—
Proceeds from disposition of businesses and assets	34	8
Other, net	—	3
Net cash provided by (used in) investing activities	246	(506)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	46	1
Partnership contributions	373	26
Partnership distributions	(57)	(461)
Dividends and distributions to non-controlling interests in subsidiaries	(70)	(36)
Proceeds from Holding Company senior unsecured notes	1,214	866
Repayments of Holding Company senior unsecured notes	(1,205)	(1,350)
Proceeds from subsidiary borrowings	965	1,535
Repayments of subsidiary borrowings	(971)	(1,095)
Other, net	(11)	(18)
Net cash provided by (used in) financing activities	284	(532)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	6	2
Net increase (decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	172	(2,174)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	3,291	4,945
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$3,463	$2,771

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2021. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 90% of Icahn Enterprises’ outstanding depositary units as of June 30, 2021.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $4.7 billion and $4.3 billion as of June 30, 2021 and December 31, 2020, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy has a general partner interest in each of CVR Refining and CVR Partners. In addition, CVR Energy is the sole limited partner of CVR Refining and owns approximately 36% of the outstanding common units of CVR Partners as of June 30, 2021. As of June 30, 2021, we owned approximately 71% of the total outstanding common stock of CVR Energy.

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

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. As of June 30, 2021, we owned approximately 89% of the total outstanding common stock of Viskase.

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

Pharma

We conduct our Pharma segment through our wholly owned subsidiary, Vivus LLC, formerly Vivus, Inc. (“Vivus”). We acquired all of the outstanding common stock of Vivus in December 2020 upon its emergence from bankruptcy. Vivus is a specialty pharmaceutical company with two approved therapies and one product candidate in active clinical development.

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

Consolidated Variable Interest Entities

The following is a discussion of variable interest entities in which we are deemed to be the primary beneficiary and we therefore consolidate.

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

	June 30,	December 31,
	2021	2020

	(in millions)
Cash and cash equivalents	$49	$31
Cash held at consolidated affiliated partnerships and restricted cash	1,218	1,558
Investments	10,603	8,239
Due from brokers	4,358	3,437
Accounts receivable, net	35	37
Inventories, net	50	42
Property, plant and equipment, net	1,007	1,042
Unrealized gain on derivative contracts	679	785
Intangible assets, net	222	232
Other assets	59	107
Accounts payable	30	25
Accrued expenses and other liabilities	82	70
Deferred tax liabilities	1	1
Unrealized loss on derivative contracts	728	622
Securities sold, not yet purchased, at fair value	4,231	2,521
Due to brokers	1,528	1,618
Debt	640	636

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2021 was approximately $8.1 billion and $8.2 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2020 was approximately $8.1 billion and $8.2 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $223 million and $686 million as of June 30, 2021 and December 31, 2020, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Our restricted cash balance was $1,046 million and $926 million as of June 30, 2021 and December 31, 2020, respectively. Restricted cash primarily relates to our Investment segment’s cash pledged and held for margin requirements on derivative transactions.

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

Energy

Our Energy segment’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $16 million and $31 million as of June 30, 2021 and December 31, 2020, respectively. For the six months ended June 30, 2021 and 2020, our Energy segment recorded revenue of $30 million and $27 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period, which includes $22 million and $21 million recognized during the three months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, our Energy segment had $6 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize approximately $3 million of these performance obligations as revenue by the end of 2021 and the remaining balance thereafter.

Automotive

Our Automotive segment has deferred revenue with respect to extended warranty plans of $41 million at each of June 30, 2021 and December 31, 2020, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For the six months ended June 30, 2021 and 2020, our Automotive segment recorded revenue of $12 million and $13 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period, which includes $6 million and $7 million recognized during the three months ended June 30, 2021 and 2020, respectively.

Adoption of New Accounting Standards

In December 2019, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which amends FASB ASC Topic 740, Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

standard and modifies other areas of the standard to clarify the application of U.S. GAAP. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We have adopted this standard on January 1, 2021. Certain amendments in this ASU are applied using a retrospective approach and others using the prospective approach. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

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

Investment Funds

During the six months ended June 30, 2020, Mr. Icahn and his affiliates (excluding us) contributed $1,241 million to the Investment Funds consisting primarily of in-kind investments previously held directly by Mr. Icahn and his affiliates (excluding us). As of June 30, 2021 and December 31, 2020, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $5.6 billion and $5.0 billion, respectively, representing approximately 54% and 54% of the Investment Funds’ assets under management as of each respective date.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended June 30, 2021 and 2020, $4 million and $3 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement and for the six months ended June 30, 2021 and 2020, such allocation was $8 million and $(3) million, respectively. For the six months ended June 30, 2020, the allocation was reduced by $8 million relating to certain compensation arrangements.

Hertz Global Holdings, Inc. and 767 Auto Leasing LLC

The Investment Funds had an investment in the common stock of Hertz Global Holdings, Inc. (“Hertz”) measured at fair value that would have otherwise been subject to the equity method of accounting (until sold in the second quarter of 2020). Icahn Automotive provides services to Hertz in the ordinary course of business. Revenue from Hertz was $6 million and $20 million for the three and six months ended June 30, 2020, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition to our transactions with Hertz disclosed above, in January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Leasing the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, as amended, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement had an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises’ audit committee. Due to the nature of our involvement with 767 Leasing, which includes Icahn Enterprises and Icahn Enterprises Holdings guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing is a variable interest entity. Furthermore, we determined that we are not the primary beneficiary as we do not have the power to direct the activities of 767 Leasing that most significantly impact its economic performance. Therefore, we do not consolidate the results of 767 Leasing. Our exposure to loss with respect to 767 Leasing is primarily limited to our direct investment in 767 Leasing as well as any payment obligations of 767 Leasing that we guarantee, which are not material as of June 30, 2021 and December 31, 2020. For the three and six months ended June 30, 2021, 767 Leasing distributed $5 million and $16 million, respectively, to us. As of June 30, 2021 and December 31, 2020, we had an equity method investment in 767 Leasing of $19 million and $40 million, respectively, which we report in our Automotive segment.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement, as discussed below. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. During 2021, Brett Icahn contributed $46 million in accordance with the manager agreement and has investments in the Investment Funds with a total fair market value of $65 million as of June 30, 2021. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

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

	June 30,	December 31,
	2021	2020

	(in millions)
Assets
Investments:
Equity securities:
Consumer, non-cyclical	$566	$1,548
Consumer, cyclical	2,660	2,073
Energy	3,237	2,654
Utilities	706	107
Healthcare	1,025	—
Technology	1,848	1,578
Materials	187	—
Industrial	258	158
	10,487	8,118
Corporate debt securities	116	121
	$10,603	$8,239
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$202	$424
Consumer, cyclical	607	572
Energy	2,143	1,476
Utilities	422	49
Healthcare	674	—
Materials	183	—
	$4,231	$2,521

The portion of unrealized gains (losses) that relates to securities still held by our Investment segment, primarily equity securities, was $491 million and $2,566 million for the three months ended June 30, 2021 and 2020, respectively, and $1,593 million and $(1,066) million for the six months ended June 30, 2021 and 2020, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	June 30,	December 31,
	2021	2020

	(in millions)
Equity method investments	$98	$120
Held to maturity debt investments measured at amortized cost	20	20
Other investments measured at fair value	182	534
	$300	$674

The portion of unrealized gains (losses) that relates to equity securities still held by our other segments and Holding Company was zero and $146 million for the three months ended June 30, 2021 and 2020, respectively, and $44 million and $(166) million for the six months ended June 30, 2021 and 2020, respectively.

5.  Fair Value Measurements

U.S. GAAP requires enhanced disclosures about assets and liabilities that are measured and reported at fair value and has established a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of, and the characteristics specific to, the assets and liabilities. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 - Quoted prices are available in active markets for identical assets and liabilities as of the reporting date.

Level 2 - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies where all significant inputs are observable. The inputs and assumptions of our Level 2 assets and liabilities are derived from market observable sources including reported trades, broker/dealer quotes and other pertinent data.

Level 3 - Pricing inputs are unobservable for the assets and liabilities and include situations where there is little, if any, market activity for the assets and liabilities. The inputs into the determination of fair value require significant management judgment or estimation. Fair value is determined using comparable market transactions and other valuation methodologies, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the assets and liabilities. Significant transfers, if any, between the levels within the fair value hierarchy are recognized at the beginning of the reporting period when changes in circumstances require such transfers.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 4)	$10,616	$115	$42	$10,773	$8,546	$174	$41	$8,761
Derivative assets, net (Note 6)	—	683	—	683	—	785	—	785
	$10,616	$798	$42	$11,456	$8,546	$959	$41	$9,546
Liabilities
Securities sold, not yet purchased (Note 4)	$4,231	$—	$—	$4,231	$2,521	$—	$—	$2,521
Derivative liabilities, net (Note 6)	—	754	—	754	11	628	—	639
Other liabilities	—	485	—	485	—	214	—	214
	$4,231	$1,239	$—	$5,470	$2,532	$842	$—	$3,374

Our Level 3 investments increased $1 million during the six months ended June 30, 2021 due to purchases of investments. There was no change in our Level 3 investments during the six months ended June 30, 2020.

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds’ derivative instruments with credit-risk-related contingent features that are in a liability position as of June 30, 2021 and December 31, 2020 was $0 million and $1 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	June 30, 2021		December 31, 2020
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$596	$4,400	$—	$8,623
Credit contracts(1)	1	2,027	—	2,099
(1)	The short notional amount on our credit default swap positions was approximately $6.5 billion at June 30, 2021. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $2.0 billion as of June 30, 2021. The short notional amount on our credit default swap positions was approximately $6.3 billion as of December 31, 2020. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $2.1 billion as of December 31, 2020.

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

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020

	(in millions)
Equity contracts	$13	$4	$1,085	$852
Credit contracts	1,023	1,012	—	1
Sub-total	1,036	1,016	1,085	853
Netting across contract types(1)	(357)	(231)	(357)	(231)
Total(1)	$679	$785	$728	$622
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at June 30, 2021 and December 31, 2020 was $995 million and $872 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Equity contracts	$(310)	$(1,697)	$(634)	$(229)
Credit contracts	(41)	584	(2)	1,390
	$(351)	$(1,113)	$(636)	$1,161
(1)	Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment.

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

As of June 30, 2021 and December 31, 2020, CVR Refining had 6 million and 7 million, respectively, outstanding commodity swap positions. As of June 30, 2021 and December 31, 2020, CVR Refining had open forward purchase and sale commitments for 2 million barrels and 6 million barrels, respectively. As of June 30, 2021 and December 31, 2020, CVR Refining had open fixed-price commitments to purchase a net 21 million and 13 million RINs, respectively.

Certain derivative contracts executed by our Energy segment with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. As of June 30, 2021, our Energy segment had net asset derivatives of $4 million and net liability derivatives of $26 million and as of December 31, 2020, our Energy segment had net liability derivatives of $17 million. (Losses) gains recognized on derivatives for our Energy segment were $(2) million and $20 million for the three months ended June 30, 2021 and 2020, respectively, and $(34) million and $65 million for the six months ended June 30, 2021 and 2020, respectively. Gains and losses recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

7.  Inventories, Net

Inventories, net consists of the following:

	June 30,	December 31,
	2021	2020

	(in millions)
Raw materials	$246	$183
Work in process	93	83
Finished goods	1,229	1,314
	$1,568	$1,580

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	June 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$337	$(87)	$250	$337	$(87)	$250
Food Packaging	6	—	6	6	—	6
Metals	4	—	4	4	—	4
Home Fashion	24	(3)	21	24	(3)	21
Pharma	13	—	13	13	—	13
	$384	$(90)	$294	$384	$(90)	$294

Intangible assets, net consists of the following:

	June 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$398	$(186)	$212	$399	$(176)	$223
Developed technology	254	(20)	234	254	(6)	248
Other	181	(80)	101	269	(163)	106
	$833	$(286)	$547	$922	$(345)	$577

Indefinite-lived intangible assets			$83			$83
Intangible assets, net			$630			$660

Amortization expense associated with definite-lived intangible assets was $17 million and $11 million for the three months ended June 30, 2021 and 2020, respectively, and $32 million and $22 million for the six months ended June 30, 2021 and 2020, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Right-of-use assets and lease liabilities are as follows:

	June 30,	December 31,
	2021	2020

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$518	$556
Lease liabilities (accrued expenses and other liabilities)	533	573

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	64	65
Lease liabilities (debt)	81	81

Additional information with respect to our operating leases as of June 30, 2021 and December 31, 2020 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of June 30, 2021	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$40	$40	4.4 years	5.5%
Automotive	399	417	4.5 years	5.7%
Food Packaging	30	34	10.7 years	7.5%
Other segments and Holding Company	49	42
	$518	$533

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2020	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$37	$38	3.1 years	5.5%
Automotive	436	456	4.6 years	5.7%
Food Packaging	32	35	11.1 years	7.4%
Other segments and Holding Company	51	44
	$556	$573

For the three months ended June 30, 2021 and 2020, lease cost was comprised of (i) operating lease cost of $50 million and $52 million, respectively, (ii) amortization of financing lease right-of-use assets of $2 million and $3 million, respectively, and (iii) interest expense on financing lease liabilities of $2 million and $2 million, respectively. For the six months ended June 30, 2021 and 2020, lease cost was comprised of (i) operating lease cost of $101 million and $103 million, respectively, (ii) amortization of financing lease right-of-use assets of $5 million and $6 million, respectively, and (iii) interest expense on financing lease liabilities of $3 million and $4 million, respectively. Our

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Automotive segment accounted for $84 million and $86 million of total lease cost for the six months ended June 30, 2021 and 2020, respectively.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of June 30, 2021 and December 31, 2020, our Real Estate segment has assets leased to others included in property, plant and equipment of $222 million and $222 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $1 million and $8 million for the three months ended June 30, 2021 and 2020, respectively, and $6 million and $16 million for the six months ended June 30, 2021 and 2020, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

10.  Debt

Debt consists of the following:

	June 30,	December 31,
	2021	2020

	(in millions)
Holding Company:
6.250% senior unsecured notes due 2022	$—	$1,209
6.750% senior unsecured notes due 2024	499	499
4.750% senior unsecured notes due 2024	1,105	1,106
6.375% senior unsecured notes due 2025	749	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,461	999
4.375% senior unsecured notes due 2029	747	—
	5,811	5,811
Reporting Segments:
Energy	1,693	1,691
Automotive	342	368
Food Packaging	158	151
Metals	26	16
Real Estate	2	1
Home Fashion	33	21
	2,254	2,248
Total Debt	$8,065	$8,059

Holding Company

In January 2021, Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) issued $750 million in aggregate principal amount of 4.375% senior unsecured notes due 2029 (the “New 2029 Notes”). The New 2029 Notes are guaranteed by Icahn Enterprises Holdings (the “Guarantor”). The proceeds from the New 2029 Notes were used to redeem $750 million principal amount of 6.250% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses. Interest on the New 2029 Notes is payable semi-annually. In connection with this transaction, our Holding Company recorded a gain on extinguishment of debt of $2 million.

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

The indenture governing the New 2029 Notes restricts the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indenture also restricts the incurrence of debt or the issuance of disqualified stock, as defined in the indenture, with certain exceptions. In addition, the indenture requires that on each quarterly determination date, Icahn Enterprises and the guarantor of the New 2029 Notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indenture also restricts the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.

In April 2021, the Issuers issued $455 million in aggregate principal amount of additional 5.250% senior unsecured notes due 2027. The proceeds from this issuance were used to redeem the remaining $455 million principal amount of 6.250% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.

Energy

In June 2021, CVR Partners issued $550 million in aggregate principal amount of 6.125% senior secured notes due 2028. Proceeds from these notes were used to fund a partial redemption of its existing 9.25% senior secured notes due 2023. These senior secured notes issued by CVR Partners are guaranteed on a senior secured basis by all of CVR Partners’ existing domestic subsidiaries, excluding CVR Nitrogen Finance Corporation. The indenture governing these notes contain certain covenants that restrict the ability of the issuers and their restricted subsidiaries from incurring additional debt or issuing certain disqualified equity, create liens on certain assets to secure debt, pay dividends/distributions or make other equity distributions, purchase or redeem capital stock/common units, make certain investments, transfer and sell assets, agree to certain restrictions on the ability of restricted subsidiaries to make distributions, loans, or other asset transfers to the issuers, consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets, engage in transactions with affiliates and designate restricted subsidiaries as unrestricted subsidiaries.

Covenants

All of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were zero and $1 million for the three months ended June 30, 2021 and 2020, respectively, and $1 million and $2 million for the six months ended June 30, 2021 and 2020, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.  Net Income Per LP Unit

The components of the computation of basic and diluted income (loss) per LP unit of Icahn Enterprises are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions, except per unit amounts)
Net (loss) income attributable to Icahn Enterprises	$(136)	$299	$26	$(1,085)
Net (loss) income attributable to Icahn Enterprises allocated to limited partners (98.01% allocation)	$(134)	$293	$25	$(1,063)

Basic and diluted (loss) income per LP unit	$(0.53)	$1.36	$0.10	$(4.97)
Basic and diluted weighted average LP units outstanding	251	215	247	214

LP Unit Transactions

Unit Distributions

On February 24, 2021, Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units.

On May 5, 2021, Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units.

As a result of the above distributions declared, during the six months ended June 30, 2021, Icahn Enterprises distributed an aggregate 16,573,498 depositary units to unitholders electing to receive depositary units, of which an aggregate of 15,896,308 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $56 million for the three and six months ended June 30, 2021.

2019 and 2021 At-The-Market Offerings

On May 2, 2019, Icahn Enterprises announced the commencement of its “at-the-market” offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, during the term of the program ending on March 31, 2021, for up to $400 million in aggregate sale proceeds. During the three months ended June 30, 2020, Icahn Enterprises sold 374,113 depositary units pursuant to this agreement, resulting in gross proceeds of $19 million. During the six months ended June 30, 2020, Icahn Enterprises sold 481,244 depositary units pursuant to this agreement, resulting in gross proceeds of $26 million. This agreement was terminated on February 26, 2021.

On February 26, 2021, Icahn Enterprises announced the commencement of its “at-the-market” offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, during the term of the program ending on December 31, 2023, for up to $400 million in aggregate sale proceeds. During the three months ended June 30, 2021, Icahn Enterprises sold 3,509,574 depositary units pursuant to this agreement, resulting in gross proceeds of $200 million. During the six months ended June 30, 2021, Icahn Enterprises sold 6,618,919 depositary units pursuant to this agreement, resulting in gross proceeds of $384 million. As of June 30, 2021,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Icahn Enterprises may sell its depositary units for up to an additional $16 million in aggregate sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of the program.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2021
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,783	$481	$106	$153	$20	$51	$18	$—	$2,612
Other revenues from operations	—	—	156	—	—	7	—	1	—	164
Net gain from investment activities	175	21	—	—	—	—	—	—	10	206
Interest and dividend income	32	—	—	—	—	—	—	—	2	34
Other (loss) income, net	(18)	(7)	(2)	(2)	—	—	—	—	1	(28)
	189	1,797	635	104	153	27	51	19	13	2,988
Expenses:
Cost of goods sold	—	1,757	345	88	140	15	41	12	—	2,398
Other expenses from operations	—	—	116	—	—	10	—	—	—	126
Selling, general and administrative	3	34	215	11	5	6	11	9	10	304
Restructuring, net	—	—	5	—	—	—	—	—	—	5
Impairment	—	—	—	—	—	—	—	—	—	—
Interest expense	41	30	3	1	1	—	1	—	81	158
	44	1,821	684	100	146	31	53	21	91	2,991
Income (loss) before income tax benefit (expense)	145	(24)	(49)	4	7	(4)	(2)	(2)	(78)	(3)
Income tax benefit (expense)	—	10	11	(2)	—	—	—	—	(78)	(59)
Net income (loss)	145	(14)	(38)	2	7	(4)	(2)	(2)	(156)	(62)
Less: net income (loss) attributable to non-controlling interests	77	(3)	—	—	—	—	—	—	—	74
Net income (loss) attributable to Icahn Enterprises	$68	$(11)	$(38)	$2	$7	$(4)	$(2)	$(2)	$(156)	$(136)
Supplemental information:
Capital expenditures	$—	$92	$12	$4	$—	$3	$—	$—	$—	$111
Depreciation and amortization	$—	$88	$22	$7	$4	$2	$2	$7	$—	$132

	Three Months Ended June 30, 2020
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$675	$463	$104	$34	$13	$37	$—	$—	$1,326
Other revenues from operations	—	—	124	—	—	12	—	—	—	136
Net gain from investment activities	1,089	18	—	—	—	—	—	—	128	1,235
Interest and dividend income	17	5	—	—	—	—	—	—	4	26
Other (loss) income, net	(4)	(4)	(6)	(3)	—	—	3	—	—	(14)
	1,102	694	581	101	34	25	40	—	132	2,709
Expenses:
Cost of goods sold	—	645	332	82	39	9	28	—	—	1,135
Other expenses from operations	—	—	102	—	—	6	—	—	—	108
Selling, general and administrative	3	30	202	12	4	21	9	—	9	290
Restructuring, net	—	—	5	—	—	—	—	—	—	5
Impairment	—	—	—	—	—	2	3	—	—	5
Interest expense	51	32	2	3	1	—	1	—	84	174
	54	707	643	97	44	38	41	—	93	1,717
Income (loss) before income tax benefit (expense)	1,048	(13)	(62)	4	(10)	(13)	(1)	—	39	992
Income tax benefit (expense)	—	10	12	(1)	—	—	—	—	(149)	(128)
Net income (loss)	1,048	(3)	(50)	3	(10)	(13)	(1)	—	(110)	864
Less: net income (loss) attributable to non-controlling interests	569	(4)	—	—	—	—	—	—	—	565
Net income (loss) attributable to Icahn Enterprises	$479	$1	$(50)	$3	$(10)	$(13)	$(1)	$—	$(110)	$299
Supplemental information:
Capital expenditures	$—	$42	$7	$4	$1	$5	$1	$—	$2	$62
Depreciation and amortization	$—	$90	$24	$7	$4	$5	$2	$—	$—	$132

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2021
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$3,246	$937	$207	$273	$28	$92	$47	$—	$4,830
Other revenues from operations	—	—	298	—	—	16	—	2	—	316
Net gain from investment activities	1,114	83	—	—	—	—	—	—	15	1,212
Interest and dividend income	57	—	—	—	—	—	—	—	3	60
Other (loss) income, net	(39)	—	(3)	(8)	1	—	—	—	3	(46)
	1,132	3,329	1,232	199	274	44	92	49	21	6,372
Expenses:
Cost of goods sold	—	3,336	658	168	252	22	75	26	—	4,537
Other expenses from operations	—	—	228	—	—	16	—	—	—	244
Selling, general and administrative	8	69	442	24	9	11	22	17	18	620
Restructuring, net	—	—	5	—	—	—	—	—	—	5
Impairment	—	—	—	—	—	—	—	—	—	—
Interest expense	117	61	6	3	1	—	1	—	164	353
	125	3,466	1,339	195	262	49	98	43	182	5,759
Income (loss) before income tax benefit (expense)	1,007	(137)	(107)	4	12	(5)	(6)	6	(161)	613
Income tax benefit (expense)	—	56	23	(3)	—	—	—	—	(152)	(76)
Net income (loss)	1,007	(81)	(84)	1	12	(5)	(6)	6	(313)	537
Less: net income (loss) attributable to non-controlling interests	548	(37)	—	—	—	—	—	—	—	511
Net income (loss) attributable to Icahn Enterprises	$459	$(44)	$(84)	$1	$12	$(5)	$(6)	$6	$(313)	$26
Supplemental information:
Capital expenditures	$—	$126	$20	$6	$1	$4	$1	$—	$—	$158
Depreciation and amortization	$—	$170	$44	$14	$8	$5	$4	$14	$—	$259

	Six Months Ended June 30, 2020
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,806	$955	$202	$120	$17	$87	$—	$—	$3,187
Other revenues from operations	—	—	267	—	—	30	—	—	—	297
Net (loss) gain from investment activities	(727)	48	—	—	—	—	—	—	(214)	(893)
Interest and dividend income	69	7	—	—	—	—	—	—	13	89
Other (loss) income, net	(5)	(10)	(5)	(10)	—	—	3	—	(4)	(31)
	(663)	1,851	1,217	192	120	47	90	—	(205)	2,649
Expenses:
Cost of goods sold	—	1,894	684	160	124	13	69	—	—	2,944
Other expenses from operations	—	—	225	—	—	18	—	—	—	243
Selling, general and administrative	(3)	61	448	24	8	26	20	—	14	598
Restructuring, net	—	—	7	—	—	—	—	—	—	7
Impairment	—	—	—	—	—	2	3	—	—	5
Interest expense	94	62	7	7	1	—	1	—	174	346
	91	2,017	1,371	191	133	59	93	—	188	4,143
(Loss) income before income tax benefit (expense)	(754)	(166)	(154)	1	(13)	(12)	(3)	—	(393)	(1,494)
Income tax benefit (expense)	—	50	31	(2)	—	—	—	—	(27)	52
Net loss	(754)	(116)	(123)	(1)	(13)	(12)	(3)	—	(420)	(1,442)
Less: net loss attributable to non-controlling interests	(307)	(49)	—	(1)	—	—	—	—	—	(357)
Net loss attributable to Icahn Enterprises	$(447)	$(67)	$(123)	$—	$(13)	$(12)	$(3)	$—	$(420)	$(1,085)
Supplemental information:
Capital expenditures	$—	$77	$16	$6	$2	$9	$3	$—	$2	$115
Depreciation and amortization	$—	$170	$48	$13	$9	$9	$4	$—	$—	$253

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

Disaggregated revenue for our Energy segment net sales is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Petroleum products	$1,645	$570	$3,047	$1,626
Nitrogen fertilizer products	138	105	199	180
	$1,783	$675	$3,246	$1,806

Automotive

Disaggregated revenue for our Automotive segment net sales and other revenues from operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Automotive services	$347	$277	$669	$586
Aftermarket parts sales	290	310	566	636
	$637	$587	$1,235	$1,222

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

	June 30, 2021
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$16	$519	$53	$9	$—	$35	$4	$9	$1,549	$2,194
Cash held at consolidated affiliated partnerships and restricted cash	1,218	7	18	—	2	11	—	—	13	1,269
Investments	10,603	85	19	—	—	15	—	—	181	10,903
Accounts receivable, net	—	234	105	93	89	10	40	25	—	596
Inventories, net	—	404	939	93	32	—	89	11	—	1,568
Property, plant and equipment, net	—	2,789	837	151	79	310	62	—	7	4,235
Goodwill and intangible assets, net	—	231	367	29	8	—	21	268	—	924
Other assets	5,078	242	595	103	31	114	20	4	25	6,212
Total assets	$16,915	$4,511	$2,933	$478	$241	$495	$236	$317	$1,775	$27,901
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$2,288	$1,548	$1,075	$164	$74	$52	$67	$50	$262	$5,580
Securities sold, not yet purchased, at fair value	4,231	—	—	—	—	—	—	—	—	4,231
Debt	—	1,693	342	158	26	2	33	—	5,811	8,065
Total liabilities	6,519	3,241	1,417	322	100	54	100	50	6,073	17,876

Equity attributable to Icahn Enterprises	4,743	647	1,516	142	141	441	136	267	(4,298)	3,735
Equity attributable to non-controlling interests	5,653	623	—	14	—	—	—	—	—	6,290
Total equity	10,396	1,270	1,516	156	141	441	136	267	(4,298)	10,025
Total liabilities and equity	$16,915	$4,511	$2,933	$478	$241	$495	$236	$317	$1,775	$27,901

	December 31, 2020
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$14	$667	$25	$16	$1	$21	$2	$8	$925	$1,679
Cash held at consolidated affiliated partnerships and restricted cash	1,558	7	20	—	2	8	6	—	11	1,612
Investments	8,239	253	40	—	—	15	—	—	366	8,913
Accounts receivable, net	—	178	109	88	63	10	33	20	—	501
Inventories, net	—	298	1,080	89	22	—	81	10	—	1,580
Property, plant and equipment, net	—	2,747	857	160	82	310	65	—	7	4,228
Goodwill and intangible assets, net	—	238	372	31	9	1	21	282	—	954
Other assets	4,308	335	582	103	38	121	19	6	10	5,522
Total assets	$14,119	$4,723	$3,085	$487	$217	$486	$227	$326	$1,319	$24,989
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$2,256	$1,189	$1,163	$182	$73	$45	$65	$64	$114	$5,151
Securities sold, not yet purchased, at fair value	2,521	—	—	—	—	—	—	—	—	2,521
Debt	—	1,691	368	151	16	1	21	—	5,811	8,059
Total liabilities	4,777	2,880	1,531	333	89	46	86	64	5,925	15,731

Equity attributable to Icahn Enterprises	4,283	1,039	1,554	142	128	440	141	262	(4,606)	3,383
Equity attributable to non-controlling interests	5,059	804	—	12	—	—	—	—	—	5,875
Total equity	9,342	1,843	1,554	154	128	440	141	262	(4,606)	9,258
Total liabilities and equity	$14,119	$4,723	$3,085	$487	$217	$486	$227	$326	$1,319	$24,989

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.  Income Taxes

For the three months ended June 30, 2021, we recorded an income tax expense of $59 million on pre-tax loss of $3 million compared to an income tax expense of $128 million on pre-tax income of $992 million for the three months ended June 30, 2020. Our effective income tax rate was (1,966.7)% and 12.9% for the three months ended June 30, 2021 and 2020, respectively.

For the three months ended June 30, 2021, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to permanent difference on dividends and changes in the valuation allowance.

For the three months ended June 30, 2020, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to changes in the valuation allowance and partnership income for which there was no tax expense, as such income is allocated to the partners.

For the six months ended June 30, 2021, we recorded an income tax expense of $76 million on pre-tax income of $613 million compared to an income tax benefit of $52 million on pre-tax loss of $1,494 million for the six months ended June 30, 2020. Our effective income tax rate was 12.4% and 3.5% for the six months ended June 30, 2021 and 2020, respectively.

For the six months ended June 30, 2021, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership income for which there was no tax expense, as such income is allocated to the partners.

For the six months ended June 30, 2020, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to changes in the valuation allowance and partnership loss for which there was no tax benefit, as such loss is allocated to the partners.

14.  Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits and
	of Tax	Other, Net of Tax	Total

	(in millions)
Balance, December 31, 2020	$(31)	$(49)	$(80)
Other comprehensive income before reclassifications, net of tax	1	1	2
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	—	—
Other comprehensive income, net of tax	1	1	2
Balance, June 30, 2021	$(30)	$(48)	$(78)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

15.  Other (Loss) Income, Net

Other (loss) income, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Dividend expense	$(18)	$—	$(39)	$—
Equity earnings (losses) from non-consolidated affiliates	2	(4)	3	(2)
Loss on disposition of assets, net	(3)	(3)	(3)	(2)
Foreign currency transaction loss	(1)	(3)	(7)	(9)
Loss on extinguishment of debt, net	(7)	—	(5)	(12)
Other	(1)	(4)	5	(6)
	$(28)	$(14)	$(46)	$(31)

16.  Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities were $38 million and $37 million as of June 30, 2021 and December 31, 2020, respectively, primarily within our Metals and Energy segments and which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

On August 21, 2018, CVR Refining received a letter from the United States Department of Justice (the “DOJ”) on behalf of the Environmental Protection Agency (the “EPA”) and the Kansas Department of Health and Environment (“KDHE”) alleging violations of the Clean Air Act and a 2012 Consent Decree (“CD”) between CVR Refining, the United States (on behalf of the EPA) and KDHE at CVR Energy’s Coffeyville refinery. In June 2020, a tolling agreement between the parties relating to such allegations expired, and the United States and KDHE sent demand letters relating to the allegations (the “Stipulated Claims”) and seeking stipulated penalties. In February 2021, the DOJ and KDHE sent CVR Refining a statement of position under the CD regarding its demand for Stipulated Claims. As CVR Refining disputes most claims asserted by the government, in accordance with the CD, CVR Refining deposited funds into a commercial escrow account pending resolution of disputed claims. The escrowed funds are legally restricted for use and are included within other assets on the consolidated balance sheets. In December 2020, the DOJ and KDHE filed a supplement complaint in the United States District Court for the District of Kansas asserting nine counts for alleged violations of the Clean Air Act, the Kansas State Implementation Plan and Kansas law (the “Statutory Claims”) and seeking civil penalties, injunctive and related relief. Our Energy segment has responded to numerous information request and negotiations relating to the Stipulated Claims and the Statutory Claims are ongoing and CVR Energy cannot at this time determine the outcome of this matter, including whether such outcome, or any subsequent enforcement or litigation relating thereto would have a material impact on our Energy segment’s financial position, results of operations, or cash flows.

Renewable Fuel Standards

CVR Refining is subject to the Renewable Fuel Standard (“RFS”) implemented primarily by the EPA which requires refiners to either blend renewable fuels in with their transportation fuels or purchase renewable fuel credits,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

known as RINs, in lieu of blending. CVR Refining is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market and may have to obtain waiver credits for cellulosic biofuels or other exemptions from the EPA, in order to comply with the RFS.

For the three months ended June 30, 2021 and 2020, our Energy segment recognized expenses of $173 million and $16 million, respectively, for CVR Refining’s compliance with the RFS and which is included in cost of goods sold in the condensed consolidated statements of operations. For the six months ended June 30, 2021 and 2020, such expenses were $351 million and $35 million, respectively. These recognized expenses represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol or biodiesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Refining may be entitled), the remaining position is marked-to-market using RIN market prices at period end. As of June 30, 2021 and December 31, 2020, CVR Refining’s RFS position was $485 million and $214 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

Litigation

From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.

Energy

On July 26, 2021, trial commenced in the consolidated lawsuits filed by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders against CVR Energy, CVR Refining and its general partner, CVR Refining Holdings, Icahn Enterprises and certain directors and affiliates in the Court of Chancery of the State of Delaware related to CVR Energy’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner (the “Delaware Lawsuits”) primarily alleging breach of contract, tortious interference, and breach of the implied covenant of good faith and fair dealing, which trial concluded on July 29, 2021. CVR Energy believes the Delaware Lawsuits are without merit and has vigorously defended against them. As no ruling in the case has yet been issued, CVR Energy cannot determine at this time the outcome of the Delaware Lawsuits, including whether the outcome would have a material impact on our Energy segment’s financial position, results of operations, or cash flows. The lawsuit filed in the United States District Court for the Southern District of New York also related to CVR Energy’s exercise of the call option was voluntarily dismissed.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 90% of Icahn Enterprises’ outstanding depositary units as of June 30, 2021. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of June 30, 2021. If the plans were voluntarily terminated, they would be underfunded by approximately $114 million as of June 30, 2021. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

17.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Six Months Ended June 30,
	2021	2020

	(in millions)
Cash payments for interest, net of amounts capitalized	$(261)	$(260)
Cash receipts for income taxes, net of payments	—	13
Non-cash dividends to non-controlling interests in subsidiary	(74)	—
Partnership contributions receivable	15	—
Non-cash Investment segment contributions from non-controlling interests	—	1,240

18.  Subsequent Events

Icahn Enterprises

LP Unit Distribution

On August 4, 2021, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about September 29, 2021 to depositary unitholders of record at the close of business on August 20, 2021. Depositary unitholders will have until September 17, 2021 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the 5 consecutive trading days ending September 24, 2021. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2021 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 26, 2021.

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

Management Changes

On April 5, 2021, we announced the hiring of Aris Kekedjian, who succeeded Keith Cozza as President and Chief Executive Officer as of May 10, 2021. Mr. Kekedjian also joined the board of directors of our general partner. In addition, on May 17, 2021, we announced the hiring of David Willetts, who succeeded SungHwan Cho as Chief Financial Officer as of June 7, 2021. Mr. Willetts also joined the board of directors of our general partner.

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

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020

	(in millions)
Investment	$189	$1,102	$145	$1,048	$68	$479
Holding Company	13	132	(156)	(110)	(156)	(110)

Other Operating Segments:
Energy	1,797	694	(14)	(3)	(11)	1
Automotive	635	581	(38)	(50)	(38)	(50)
Food Packaging	104	101	2	3	2	3
Metals	153	34	7	(10)	7	(10)
Real Estate	27	25	(4)	(13)	(4)	(13)
Home Fashion	51	40	(2)	(1)	(2)	(1)
Pharma	19	—	(2)	—	(2)	—
Other operating segments	2,786	1,475	(51)	(74)	(48)	(70)
Consolidated	$2,988	$2,709	$(62)	$864	$(136)	$299

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020

	(in millions)
Investment	$1,132	$(663)	$1,007	$(754)	$459	$(447)
Holding Company	21	(205)	(313)	(420)	(313)	(420)

Other Operating Segments:
Energy	3,329	1,851	(81)	(116)	(44)	(67)
Automotive	1,232	1,217	(84)	(123)	(84)	(123)
Food Packaging	199	192	1	(1)	1	—
Metals	274	120	12	(13)	12	(13)
Real Estate	44	47	(5)	(12)	(5)	(12)
Home Fashion	92	90	(6)	(3)	(6)	(3)
Pharma	49	—	6	—	6	—
Other operating segments	5,219	3,517	(157)	(268)	(120)	(218)
Consolidated	$6,372	$2,649	$537	$(1,442)	$26	$(1,085)

Investment

We invest our proprietary capital through various private investment funds (“Investment Funds”). As of June 30, 2021 and December 31, 2020, we had investments with a fair market value of approximately $4.7 billion and $4.3 billion, respectively, in the Investment Funds. As of June 30, 2021 and December 31, 2020, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us) was approximately $5.6 billion and $5.0 billion, respectively.

Our Investment segment’s results of operations are reflected in net income (loss) in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, son of Mr. Icahn. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of June 30, 2021.

For the three months ended June 30, 2021 and 2020, our Investment Funds’ returns were 1.4% and 11.7%, respectively. For the six months ended June 30, 2021 and 2020, our Investment Funds’ returns were 10.8% and (7.9)%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses.

The following table sets forth the performance attribution for the Investment Funds’ returns.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Long positions	6.6%	22.7%	30.3%	(19.9)%
Short positions	(5.1)%	(11.0)%	(19.3)%	12.0%
Other	(0.1)%	—%	(0.2)%	—%
	1.4%	11.7%	10.8%	(7.9)%

The following table presents net income (loss) for our Investment segment for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Long positions	$992	$2,909	$2,906	$(1,692)
Short positions	(837)	(1,858)	(1,879)	933
Other	(10)	(3)	(20)	5
	$145	$1,048	$1,007	$(754)

Three Months Ended June 30, 2021 and 2020

For the three months ended June 30, 2021, the Investment Funds’ positive performance was driven by net gains in their long positions, offset in part by net losses in their short positions. The positive performance of our Investment segment’s long positions was driven primarily by gains from two energy sector investments aggregating $494 million and a technology sector investment of $193 million. The aggregate performance of investments with net gains across various sectors accounted for an additional positive performance of our Investment segment’s long positions. The negative performance of our Investment segment’s short positions was driven primarily by the negative performance of broad market hedges of $338 million and an energy sector investment of $256 million. The aggregate performance of investments with net losses across various sectors accounted for an additional negative performance of our Investment segment’s short positions.

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

Six Months Ended June 30, 2021 and 2020

For the six months ended June 30, 2021, the Investment Funds’ positive performance was driven by net gains in their long positions, offset in part by net losses in their short positions. The positive performance of our Investment segment’s long positions was driven primarily by gains from two energy sector investments aggregating $1.6 billion. The aggregate performance of investments with net gains across various sectors accounted for an additional positive performance of our Investment segment’s long positions. The negative performance of our Investment segment’s short positions was driven primarily by the negative performance of an energy sector investment of $751 million and broad market hedges of $667 million. The aggregate performance of investments with net losses across various sectors accounted for an additional negative performance of our Investment segment’s short positions. The negative performance of our Investment segment’s short positions was offset in part by gains from a consumer, cyclical sector investment of $191 million.

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

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 94% and 90% of our Energy segment’s net sales for the six months ended June 30, 2021 and 2020, respectively.

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

The COVID-19 pandemic, and the actions taken by governments and others, has negatively impacted the energy industry. The COVID-19 pandemic has also resulted in significant business and operational disruptions, including business closures, liquidity strains, destruction of non-essential demand, as well as supply chain challenges, travel restrictions, stay-at home orders, and limitations on the availability of the workforce. As a result, the demand for gasoline and diesel in the regions that our Energy segment operates declined beginning in the first quarter of 2020. The declines were amplified in the first quarter of 2020 by market plays between the world’s largest oil producers. The simultaneous shocks in oil supply and demand have resulted in a decline in the price of crude oil and lead to a significant decrease in the price of refined products sold by our Energy segment. However, beginning in late 2020 and into 2021, the U.S. market for refined products improved and demand increased as travel restrictions and stay-at-home orders were eased.

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

In December 2020, our Energy segment approved a renewable diesel project at one of its refineries, which would convert the refinery’s hydrocracker to a renewable diesel unit (“RDU”) capable of producing 100 million gallons of renewable diesel per year and approximately 170 to 180 million RINs annually. As a result of conversion, the crude oil capacity of the refinery will be reduced. Further, the conversion enables our Energy segment to capture additional benefits associated with the existing blenders’ tax credit that expires at the end of 2022 and low carbon fuel standard programs in states such as California. Our Energy segment has additional plans to add pretreating capabilities for the RDU and construction of a similar facility at its other refinery. These collective renewable diesel efforts could reduce our Energy segment’s Renewable Fuels Standard (“RFS”) exposure. However, any actions taken by the Supreme Court, resulting administration efforts under the RFS, such as denial of existing or previous waiver applications, and market conditions could significantly impact the amount by which our Energy segment’s renewable diesel business mitigates our costs to comply with the RFS, if at all.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Net sales	$1,783	$675	$3,246	$1,806
Cost of goods sold	1,757	645	3,336	1,894
Gross margin	$26	$30	$(90)	$(88)

Three Months Ended June 30, 2021 and 2020

Net sales for our Energy segment increased by $1,108 million (164%) for the three months ended June 30, 2021 as compared to the comparable prior year period due to an increase in our petroleum business’ net sales, which increased $1,075 million, as well as an increase in our nitrogen fertilizer business’ net sales, which increased $33 million over the comparable periods. The increase in the petroleum business’ net sales was primarily due to an increase in sales of gasoline and distillates attributable to an increase in volumes and more favorable pricing conditions. Volumes were lower in the comparable prior year period due to the full planned turnaround at one of the refineries while another refinery experienced reduced utilization in response to demand reductions driven by the impacts of the COVID-19 pandemic. Our nitrogen fertilizer business’ net sales increased primarily due to an increase in urea ammonium nitrate (“UAN”) sales primarily due to favorable pricing conditions.

Cost of goods sold for our Energy segment increased by $1,112 million (172%) for the three months ended June 30, 2021 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher cost of consumed crude oil. The higher cost of consumed crude oil was due to an increase in volumes, as discussed above, as well as lower derivative performance of $22 million and a $157 million increase in the net cost of RINs. Gross margin for our Energy segment decreased by $4 million for the three months ended June 30, 2021 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 1% and 4% for the three months ended June 30, 2021 and 2020, respectively. The decrease in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to an increase in the net cost of RINs and lower derivative performance, offset in part by higher crack spreads.

Six Months Ended June 30, 2021 and 2020

Net sales for our Energy segment increased by $1,440 million (80%) for the six months ended June 30, 2021 as compared to the comparable prior year period due to an increase in our petroleum business’ net sales, which increased $1,421 million, as well as an increase in our nitrogen fertilizer business’ net sales, which increased $19 million over the comparable periods. The increase in the petroleum business’ net sales was primarily due to an increase in sales of gasoline and distillates attributable to an increase in volumes and more favorable pricing conditions. Volumes were lower in the comparable prior year period due to the full planned turnaround at one of the refineries while another refinery experienced reduced utilization in response to demand reductions driven by the impacts of the COVID-19 pandemic. Our nitrogen fertilizer business’ net sales increased primarily due to an increase in urea ammonium nitrate (“UAN”) sales primarily due to favorable pricing conditions.

Cost of goods sold for our Energy segment increased by $1,442 million (76%) for the six months ended June 30, 2021 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher cost of consumed crude oil. The higher cost of consumed crude oil was due to an increase in volumes, as discussed above, as well as lower derivative performance of $99 million and a $316 million increase in the net cost of RINs. Gross margin for our Energy segment decreased by $2 million for the six months ended June 30, 2021 as compared to the comparable prior year period. Gross margin as a percentage of net sales was (3)% and (5)% for the six months ended June 30, 2021 and 2020, respectively. The improvement in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to higher crack spreads, offset in part by an increase in the net cost of RINs and lower derivative performance.

Automotive

Our Automotive segment’s results of operations are generally driven by the distribution and installation of automotive aftermarket parts and the demand for automotive service and maintenance, and is affected by the relative strength of automotive part replacement trends, among other factors.

Our Automotive segment is in the process of implementing a multi-year transformation plan, which includes the restructuring of its businesses. The transformation plan includes operating the automotive services and aftermarket parts businesses as separate businesses, streamlining Icahn Automotive’s corporate and field support teams, facility closures, consolidations and conversions, inventory optimization actions, and the re-focusing of its automotive parts business on certain core markets. As part of this plan, Icahn Automotive entered into an agreement to sell certain inventory assets relating to its aftermarket parts business at 109 locations and a distribution center in California and certain other inventory and fixed assets in California. Aftermarket parts sales from these locations aggregated $30 million and $65 million during the three and six months ended June 30, 2021. Costs to implement the transformation plan will include restructuring charges, which will be recorded when specific plans are approved, and which may be significant.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)
Net sales and other revenue from operations	$637	$587	$1,235	$1,222
Cost of goods sold and other expenses from operations	461	434	886	909
Gross margin	$176	$153	$349	$313

Three Months Ended June 30, 2021 and 2020

Net sales and other revenue from operations for our Automotive segment for the three months ended June 30, 2021 increased by $50 million (9%) as compared to the comparable prior year period. The increase was attributable to an increase in automotive services revenues of $70 million (25%) offset in part by a decrease in aftermarket parts sales of $20 million (6%). On an organic basis, aftermarket parts sales increased $13 million over the comparable periods due to an increase in commercial sales of $10 million (6%) and an increase in retail sales of $3 million (14%). However, store closures related to the transformation plan accounted for a $33 million decrease in aftermarket parts sales. The increase in automotive services revenues represents an increase on a primarily organic basis as sales have improved over the comparable prior year period. The COVID-19 pandemic, and the impacts of the actions taken by governments and others, have significantly contributed to a decline in revenues beginning in March 2020.

Cost of goods sold and other expenses from operations for the three months ended June 30, 2021 increased by $27 million (6%) as compared to the comparable prior year period. The increase was due to overall higher sales volumes as described above. Gross margin on net sales and other revenue from operations for the three months ended June 30, 2021 increased by $23 million (15%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 28% and 26% for the three months ended June 30, 2021 and 2020, respectively. Due to the COVID-19 pandemic, our Automotive segment accelerated planned store closures in 2020, shifting our Automotive segment’s business from a majority attributable to aftermarket parts sales to a majority attributable to higher margin automotive services.

Six Months Ended June 30, 2021 and 2020

Net sales and other revenue from operations for our Automotive segment for the six months ended June 30, 2021 increased by $13 million (1%) as compared to the comparable prior year period. The increase was attributable to an increase in automotive services revenues of $83 million (14%) offset in part by a decrease in aftermarket parts sales of $70 million (11%). On an organic basis, aftermarket parts sales increased $2 million over the comparable periods due to an increase in commercial sales of $3 million (1%) offset in part by a decrease in retail sales of $1 million (1%). However, store closures related to the transformation plan accounted for a $72 million decrease in aftermarket parts sales. The increase in automotive services revenues represents an increase on a primarily organic basis as sales have improved over the comparable prior year period. The COVID-19 pandemic, and the impacts of the actions taken by governments and others, have significantly contributed to a decline in revenues beginning in March 2020.

Cost of goods sold and other expenses from operations for the six months ended June 30, 2021 decreased by $23 million (3%) as compared to the comparable prior year period. The decrease was primarily due to lower costs attributable to lower aftermarket parts sales which exceeded higher costs associated with higher services revenues. Gross margin on net sales and other revenue from operations for the six months ended June 30, 2021 increased by $36 million (12%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 28% and 26% for the six months ended June 30, 2021 and 2020, respectively. Due to the COVID-19 pandemic, our Automotive segment accelerated planned store closures in 2020, shifting our Automotive segment’s business from a majority attributable to aftermarket parts sales to a majority attributable to higher margin automotive services.

Food Packaging

Our Food packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Three Months Ended June 30, 2021 and 2020

Net sales for the three months ended June 30, 2021 increased $2 million (2%) as compared to the comparable prior year period. The increase was due to an increase in price and product mix as well as the favorable effects of foreign exchange, offset in part by lower volumes. Cost of goods sold for the three months ended June 30, 2021 increased by $6 million (7%) as compared to the comparable prior year period due to the effects of purchase price variance, manufacturing variances and distribution costs. Gross margin as a percentage of net sales was 17% and 21% for the three months ended June 30, 2021 and 2020, respectively.

Six Months Ended June 30, 2021 and 2020

Net sales for the six months ended June 30, 2021 increased $5 million (2%) as compared to the comparable prior year period. The increase was due to an increase in price and product mix as well as the favorable effects of foreign exchange, offset in part by lower volumes. Cost of goods sold for the six months ended June 30, 2021 increased by $8 million (5%) as compared to the comparable prior year period due to the effects of purchase price variance, manufacturing variances and distribution costs. Gross margin as a percentage of net sales was 19% and 21% for the six months ended June 30, 2021 and 2020, respectively.

Metals

The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the United States and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.

Three Months Ended June 30, 2021 and 2020

Net sales for the three months ended June 30, 2021 increased by $119 million (350%) compared to the comparable prior year period primarily due to higher volumes and higher selling prices. Cost of goods sold for the three months ended June 30, 2021 increased by $101 million (259%) compared to the comparable prior year period due to higher volumes as well as higher material costs. Gross margin as a percentage of net sales was 8% and (15)% for the three months ended June 30, 2021 and 2020, respectively, primarily due to higher material margins as the prior year period was negatively impacted by the effects of the COVID-19 pandemic.

Six Months Ended June 30, 2021 and 2020

Net sales for the six months ended June 30, 2021 increased by $153 million (128%) compared to the comparable prior year period primarily due to higher volumes and higher selling prices. Cost of goods sold for the six months ended June 30, 2021 increased by $128 million (103%) compared to the comparable prior year period due to higher volumes as well as higher material costs. Gross margin as a percentage of net sales was 8% and (3)% for the six months ended June 30, 2021 and 2020, respectively, primarily due to higher material margins as the prior year period was negatively impacted by the effects of the COVID-19 pandemic.

Real Estate

Our Real Estate segment consists primarily of investment properties, the development and sale of single-family homes, and the management of a country club. Sales of single-family homes are included in net sales in our consolidated statements of operations. Results from investment properties and country club operations are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for each of the six months ended June 30, 2021 and 2020 were primarily derived from the sale of residential units and rental operations.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended June 30, 2021 and 2020

Net sales for the three months ended June 30, 2021 increased by $14 million (38%) compared to the comparable prior year period primarily due to the reduced impact of the COVID-19 pandemic on our Home Fashion segment’s hospitality business. Cost of goods sold for the three months ended June 30, 2021 increased $13 million (46%) compared to the comparable prior year period due to higher volumes as well as higher material and freight costs. Gross margin as a percentage of net sales was 20% and 24% for the three months ended June 30, 2021 and 2020, respectively. The decrease is due to higher material and freight costs.

Six Months Ended June 30, 2021 and 2020

Net sales for the six months ended June 30, 2021 increased by $5 million (6%) compared to the comparable prior year period primarily due to the reduced impact of the COVID-19 pandemic on our Home Fashion segment’s hospitality business. Cost of goods sold for the six months ended June 30, 2021 increased $6 million (9%) compared to the comparable prior year period due to higher volumes as well as higher material and freight costs. Gross margin as a percentage of net sales was 18% and 21% for the six months ended June 30, 2021 and 2020, respectively. The decrease is due to higher material and freight costs.

Pharma

Our Pharma segment derives revenues primarily from the sale of its products directly to customers, wholesalers and pharmacies. To a lesser extent, our Pharma segment derives revenues through supply, licensing and royalty arrangements. We began consolidating our Pharma segment in the fourth quarter of 2020. For the three months ended June 30, 2021, our Pharma segment had $16 million of net product revenue, $2 million of supply revenue and $1 million of royalty revenue. For the six months ended June 30, 2021, our Pharma segment had $31 million of net product revenue, $16 million of supply revenue and $2 million of royalty revenue. For our Pharma segment’s supply revenue, $13 million is attributable to the one-time sale of product to a single customer in the first quarter of 2021.

Holding Company

Our Holding Company’s results of operations primarily reflect investment gains and losses from equity investments and the interest expense on its senior unsecured notes for each of the three and six months ended June 30, 2021 and 2020.

Other Consolidated Results of Operations

Selling, General and Administrative

Three Months Ended June 30, 2021 and 2020

Our consolidated selling, general and administrative during the three months ended June 30, 2021 increased by $14 million (5%) as compared the comparable prior year period primarily due to higher payroll related costs for our Automotive segment, impacted in the prior year period by the COVID-19 pandemic offset in part by planned store closures over the comparable periods, and the addition of the results of our Pharma segment, offset in part by lower costs resulting from our Real Estate segment, which incurred additional costs in the second quarter of 2020 relating to the demolition of one of its properties.

Six Months Ended June 30, 2021 and 2020

Our consolidated selling, general and administrative during the six months ended June 30, 2021 increased by $22 million (4%) as compared the comparable prior year period primarily due to the addition of the results of our Pharma segment and higher compensation costs for our Investment segment, offset in part by lower costs resulting from planned store closures for our Automotive segment.

Interest Expense

Three Months Ended June 30, 2021 and 2020

Our consolidated interest expense during the three months ended June 30, 2021 decreased by $16 million (9%) as compared the comparable prior year period. The decrease was primarily due to lower interest expense from our Investment segment attributable to a decrease in average due to broker balances over the respective periods, as well as lower interest expense for our Holding Company due to lower weighted average interest rates resulting from debt refinancings.

Six Months Ended June 30, 2021 and 2020

Our consolidated interest expense during the six months ended June 30, 2021 increased by $7 million (2%) as compared the comparable prior year period. The increase was primarily due to higher interest expense from our Investment segment attributable to an increase in average due to broker balances over the respective periods offset in part by lower interest expense for our Holding Company due to lower weighted average interest rates resulting from debt refinancings.

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

As of June 30, 2021, our Holding Company had cash and cash equivalents of approximately $1.5 billion and total debt of approximately $5.8 billion. As of June 30, 2021, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.7 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

	June 30,	December 31,
	2021	2020

	(in millions)
6.250% senior unsecured notes due 2022	$—	$1,209
6.750% senior unsecured notes due 2024	499	499
4.750% senior unsecured notes due 2024	1,105	1,106
6.375% senior unsecured notes due 2025	749	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,461	999
4.375% senior unsecured notes due 2029	747	—
	$5,811	$5,811

Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by the Issuers and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of senior unsecured notes is payable semi-annually.

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

The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of June 30, 2021, except for the 4.750% senior unsecured notes due 2024, the 5.250% senior unsecured notes due 2027 and 4.375% senior unsecured notes due 2029, are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.

As of June 30, 2021 and December 31, 2020, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of June 30, 2021, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

2021 At-The-Market Offering

On February 26, 2021, Icahn Enterprises announced the commencement of its “at-the-market” offering pursuant to its Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, during the term of the program ending on December 31, 2023, for up to $400 million in aggregate sale proceeds. During the six months ended June 30, 2021, Icahn Enterprises sold 6,618,919 depositary units pursuant to this agreement, resulting in gross proceeds of $384 million. As of June 30, 2021, Icahn Enterprises may sell its depositary units for up to an additional $16 million in aggregate sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of the program. Icahn Enterprises’ prior “at-the-market” offering was terminated on February 26, 2021.

LP Unit Distributions

During the six months ended June 30, 2021, Icahn Enterprises declared two quarterly distributions aggregating $4.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $56 million during the six months ended June 30, 2021.

On August 4, 2021, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about September 29, 2021 to depositary unitholders of record at the close of business on August 20, 2021. Depositary unitholders will have until September 17, 2021 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the 5 consecutive trading days ending September 24, 2021. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

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

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of June 30, 2021, the Investment Funds’ had a net long notional exposure of 5%. The Investment Funds’ long exposure was 108% (107% long equity and 1% long credit) and its short exposure was 103% (83% short equity and 20% short credit and other). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at June 30, 2021.

Of the Investment Funds’ 108% long exposure, 102% was comprised of the fair value of its long positions (with certain adjustments) and 6% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds’ 103% short exposure, 41% was comprised of the fair value of its short positions and 62% was comprised of short broad market index swap derivative contracts and short credit default swap contracts.

With respect to both our long positions that are not notionalized (102% long exposure) and our short positions that are not notionalized (41% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other short positions (62% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	June 30,	December 31,
	2021	2020

	(in millions)
Energy	$519	$667
Automotive	53	25
Food Packaging	9	16
Metals	—	1
Real Estate	35	21
Home Fashion	4	2
Pharma	9	8
	$629	$740

Segment Borrowings and Availability

Segment debt consists of the following:

	June 30,	December 31,
	2021	2020

	(in millions)
Energy	$1,693	$1,691
Automotive	342	368
Food Packaging	158	151
Metals	26	16
Real Estate	2	1
Home Fashion	33	21
	$2,254	$2,248

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of June 30, 2021, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

June 30,
2021
(in millions)
Energy	$396
Automotive	85
Food Packaging	19
Metals	66
Home Fashion	13
$579

The above outstanding debt and borrowing availability with respect to each of our continuing operating segments reflects third-party obligations.

In June 2021, CVR Partners issued $550 million in aggregate principal amount of 6.125% senior secured notes due 2028. Proceeds from these notes were used to fund a partial redemption of its existing 9.25% senior secured notes due

2023. These senior secured notes issued by CVR Partners are guaranteed on a senior secured basis by all of CVR Partners’ existing domestic subsidiaries, excluding CVR Nitrogen Finance Corporation. The indenture governing these notes contain certain covenants that restrict the ability of the issuers and their restricted subsidiaries from incurring additional debt or issuing certain disqualified equity, create liens on certain assets to secure debt, pay dividends/distributions or make other equity distributions, purchase or redeem capital stock/common units, make certain investments, transfer and sell assets, agree to certain restrictions on the ability of restricted subsidiaries to make distributions, loans, or other asset transfers to the issuers, consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets, engage in transactions with affiliates and designate restricted subsidiaries as unrestricted subsidiaries.

Subsidiary Dividends

In the second quarter of 2021, our Energy segment paid a special dividend, which was comprised of $241 million in cash as well as the common stock of an equity investment with a fair value of $251 million. Our portion of the dividend included $171 million in cash and the common stock of an equity investment with a fair value of $177 million.

Subsidiary Stock Repurchase Program

On October 23, 2019, the Board of Directors of CVR Energy approved a stock repurchase program which would enable it to repurchase up to $300 million of its common stock from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The stock repurchase program has a duration of four years, which may be terminated by the Board of Directors of CVR Energy at any time. Repurchases, if any, including the timing, price and amount, may be made at the discretion of CVR Energy management and CVR Energy is not obligated to make any repurchases. CVR Energy did not repurchase any shares of its common stock as of June 30, 2021. Due to the market and oil price volatility, coupled with the current economic conditions, CVR Energy does not currently intend to repurchase any stock if these, and other, conditions continue.

On May 6, 2020, the Board of Directors of CVR Partners’ general partner approved a unit repurchase program which would enable it to repurchase up to $10 million of its common units from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. On February 22, 2021, the Board of Directors of CVR Partners authorized an additional $10 million under the unit repurchase program. During 2021, CVR Partners repurchased common units on the open market at a cost of $1 million. As of June 30, 2021, CVR Partners has $12 million remaining under its unit repurchase program.

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

	(in millions)
Holding Company	$(193)	$500	$319	$(190)	$(902)	$(922)
Investment	(384)	—	46	(850)	—	751

Other Operating Segments:
Energy	243	(141)	(250)	(49)	(361)	364
Automotive	(11)	23	14	(50)	(11)	58
Food Packaging	(13)	(6)	6	(9)	(6)	1
Metals	(7)	(1)	7	(3)	(1)	1
Real Estate	14	(4)	7	15	(9)	(4)
Home Fashion	(14)	(1)	11	(2)	(3)	6
Pharma	1	—	—	—	—	—
Other operating segments	213	(130)	(205)	(98)	(391)	426
Total before eliminations	(364)	370	160	(1,138)	(1,293)	255
Eliminations	—	(124)	124	—	787	(787)
Consolidated	$(364)	$246	$284	$(1,138)	$(506)	$(532)

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

Holding Company

Our Holding Company’s cash flows from operating activities for each of the six months ended June 30, 2021 and 2020 were primarily attributable to our semi-annual interest payments on our senior unsecured notes. The decrease in interest payments over the comparable periods is due to the timing of the payment of the semi-annual interest as our recent debt transactions resulted in a change in certain interest payment dates as well as a lower weighted average interest rate over the comparative periods. Our Holding Company also had lower interest income and tax receipts during the six months ended June 30, 2021 compared to the comparable prior year period.

Our Holding Company’s cash flows from investing activities for the six months ended June 30, 2021 were primarily attributable to proceeds from the sale of equity investments of $376 million and dividends from our Energy segment of $171 million offset in part by net investments in/contributions to our operating subsidiaries aggregating $47 million, including an investment in our Automotive segment of $50 million. Our Holding Company’s cash flows from investing activities for the six months ended June 30, 2020 were primarily due to our investment in the Investment Funds of $750 million (net of redemptions), our purchase of an equity investment of $114 million and investments in/contributions to our operating subsidiaries aggregating $130 million, including an investment in our Automotive segment of $115 million. This was offset in part by net cash dividends from our Energy segment of $85 million and distributions from our Real Estate segment of $8 million.

Our Holding Company’s cash flows from financing activities for the six months ended June 30, 2021 were due to proceeds from our “at-the-market” offering offset in part by aggregate payments on our quarterly distributions. Our

Holding Company’s cash flows from financing activities for the six months ended June 30, 2020 were primarily due to the effects of certain debt refinancing transactions, which included the repayment of certain senior unsecured notes in January 2020 using proceeds from senior unsecured note issuances in December 2019, and aggregate payments on our quarterly distributions. This was offset in part by proceeds from our “at-the-market” offering.

Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Our Investment segment’s cash flows from financing activities for the six months ended June 30, 2021 were attributable to Brett Icahn’s contribution to the Funds of $46 million. Our Investment segment’s cash flows from financing activities for the six months ended June 30, 2020 were attributable to our investment in the Investment Funds of $750 million, net of redemptions, and $1 million from Mr. Icahn and his affiliates (excluding us).

Other Operating Segments

Our other operating segments’ cash flows from operating activities included net cash flows from operating activities before changes in operating assets and liabilities of $(74) million and $(11) million for the six months ended June 30, 2021 and 2020, respectively, primarily due to the result of our Energy and Automotive segments for each period. The change in cash flows from operating activities for the six months ended June 30, 2021 as compared to the comparable prior year period was primarily due to changes in working capital attributable to our Energy segment. Our Energy segment’s working capital improved over the comparable periods primarily due to the increase in crude oil prices during 2021 and increases in its open RFS position.

Our other operating segments’ cash flows from investing activities were primarily due to the purchase of investments of zero in 2021 compared to $140 million in 2020 and due to capital expenditures of $158 million in 2021, primarily for our Energy segment’s RDU project, and $115 million in 2020, primarily within our Energy and Automotive segments for both periods. In addition, our Energy segment acquired a pipeline for cash consideration of $20 million in the first quarter of 2021.

Our other operating segments’ cash flows from financing activities were primarily due to net debt transactions. In 2020, our Energy segment had net proceeds from senior debt transactions of $500 million. In addition, our other operating segments also had net distributions to our Holding Company aggregating $124 million for the six months ended June 30, 2021 compared to net contributions aggregating $37 million for the six months ended June 30, 2020, as described above. For the six months ended June 30, 2021 and 2020, our Energy segment had distributions to non-controlling interests of $70 million and $36 million, respectively.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2021 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of June 30, 2021, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $1,060 million, $423 million and $932 million, respectively. However, as of June 30, 2021, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an investment of approximately 46% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 54% of the change in fair value.

Item 4. Controls and Procedures

As of June 30, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and Icahn Enterprises Holdings’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to our risk factors during the six months ended June 30, 2021 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6. Exhibits

Exhibit No.	Description
10.1	Deferred Unit Agreement Pursuant to the Icahn Enterprises L.P. 2017 Long-Term Incentive Plan, dated April 26, 2021, among Icahn Enterprises L.P. and Aris Kekedjian.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/David Willetts
David Willetts, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Ted Papapostolou
Ted Papapostolou, Chief Accounting Officer

Date: August 6, 2021

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/David Willetts
David Willetts, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Ted Papapostolou
Ted Papapostolou, Chief Accounting Officer

Date: August 6, 2021