Form 10-Q
period 2021-09-30
ICAHN ENTERPRISES L.P.; ICAHN ENTERPRISES HOLDINGS L.P.
filed 2021-11-02
CIK 813762, 1034563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Icahn Enterprises L.P				Icahn Enterprises Holdings L.P.
Large Accelerated Filer	☒	Accelerated Filer	☐	Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐
Emerging Growth Company	☐			Emerging Growth Company	☐

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

As of November 2, 2021, there were 278,605,558 of Icahn Enterprises’ depositary units outstanding.

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

FORWARD-LOOKING STATEMENTS

This Report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by the Private Securities Litigation Reform Act. All statements included in this Report, other than statements that relate solely to historical fact, are “forward-looking statements.” Such statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events, including the impact of the COVID-19 pandemic, or any statement that may relate to strategies, plans or objectives for, or potential results of, future operations, financial results, financial condition, business prospects, growth strategy or liquidity, and are based upon management’s current plans and beliefs or current estimates of future results or trends. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact.

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; risks related to the severity, magnitude and duration of the COVID-19 pandemic and its impact on the global economy, financial markets and industries in which our subsidiaries operate; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest, declines in the fair value of our investments as a result of the COVID-19 pandemic, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended; risks related to our energy business, including the volatility and availability of crude oil, declines in global demand for crude oil, refined products and liquid transportation fuels as result of the COVID-19 pandemic, other feed stocks and refined products, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; risks related to our automotive activities and exposure to adverse conditions in the automotive industry, including as a result of the COVID-19 pandemic; risks related to our food packaging activities, including competition from better capitalized competitors, inability of our suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; supply chain issues; inflation, including increased costs of raw materials and shipping; labor shortages and workforce availability; risks related to our scrap metals activities, including potential environmental exposure; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; risks related to our home fashion operations, including changes in the availability and price of raw materials, and changes in transportation costs and delivery times. These risks and uncertainties also include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2020 and those set forth in this Report, including under the caption “Risk Factors,” under Part II, Item 1A of this Report. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2021	2020

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$1,945	$1,679
Cash held at consolidated affiliated partnerships and restricted cash	1,747	1,612
Investments	9,897	8,913
Due from brokers	5,149	3,437
Accounts receivable, net	598	501
Inventories, net	1,590	1,580
Property, plant and equipment, net	4,194	4,228
Derivative assets, net	796	785
Goodwill	294	294
Intangible assets, net	613	660
Other assets	1,150	1,300
Total Assets	$27,973	$24,989
LIABILITIES AND EQUITY
Accounts payable	$829	$738
Accrued expenses and other liabilities	1,782	1,588
Deferred tax liabilities	585	568
Derivative liabilities, net	479	639
Securities sold, not yet purchased, at fair value	4,957	2,521
Due to brokers	1,622	1,618
Debt	7,712	8,059
Total liabilities	17,966	15,731

Commitments and contingencies (Note 16)

Equity:
Limited partners: Depositary units: 278,605,558 units issued and outstanding at September 30, 2021 and 241,338,835 units issued and outstanding at December 31, 2020	4,616	4,236
General partner	(846)	(853)
Equity attributable to Icahn Enterprises	3,770	3,383
Equity attributable to non-controlling interests	6,237	5,875
Total equity	10,007	9,258
Total Liabilities and Equity	$27,973	$24,989

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions, except per unit amounts)
Revenues:
Net sales	$2,657	$1,764	$7,487	$4,951
Other revenues from operations	165	163	481	460
Net (loss) gain from investment activities	(177)	(1,259)	1,035	(2,152)
Interest and dividend income	34	46	94	135
Other (loss) income, net	(33)	9	(79)	(22)
	2,646	723	9,018	3,372
Expenses:
Cost of goods sold	2,270	1,599	6,807	4,544
Other expenses from operations	130	127	374	369
Selling, general and administrative	317	290	937	888
Restructuring, net	1	1	6	8
Impairment	—	1	—	6
Interest expense	158	171	511	517
	2,876	2,189	8,635	6,332
(Loss) income before income tax (expense) benefit	(230)	(1,466)	383	(2,960)
Income tax benefit (expense)	19	66	(57)	118
Net (loss) income	(211)	(1,400)	326	(2,842)
Less: net (loss) income attributable to non-controlling interests	(63)	(686)	448	(1,043)
Net loss attributable to Icahn Enterprises	$(148)	$(714)	$(122)	$(1,799)

Net loss attributable to Icahn Enterprises allocated to:
Limited partners	$(145)	$(700)	$(120)	$(1,763)
General partner	(3)	(14)	(2)	(36)
	$(148)	$(714)	$(122)	$(1,799)

Basic and diluted loss per LP unit	$(0.55)	$(3.14)	$(0.47)	$(8.12)
Basic and diluted weighted average LP units outstanding	266	223	253	217
Cash distributions declared per LP unit	$2.00	$2.00	$6.00	$6.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Net (loss) income	$(211)	$(1,400)	$326	$(2,842)
Other comprehensive (loss) income, net of tax:
Translation adjustments	(5)	1	(4)	—
Post-retirement benefits and other	—	1	1	1
Other comprehensive (loss) income, net of tax	(5)	2	(3)	1
Comprehensive (loss) income	(216)	(1,398)	323	(2,841)
Less: Comprehensive (loss) income attributable to non-controlling interests	(64)	(686)	448	(1,042)
Comprehensive loss attributable to Icahn Enterprises	$(152)	$(712)	$(125)	$(1,799)

Comprehensive loss attributable to Icahn Enterprises allocated to:
Limited partners	$(149)	$(698)	$(123)	$(1,763)
General partner	(3)	(14)	(2)	(36)
	$(152)	$(712)	$(125)	$(1,799)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2020	$(853)	$4,236	$3,383	$5,875	$9,258
Net income	3	159	162	437	599
Other comprehensive loss	—	(1)	(1)	—	(1)
Partnership distributions payable	(10)	(489)	(499)	—	(499)
Partnership contributions	4	182	186	—	186
Investment segment contributions from non-controlling interests	—	—	—	40	40
Changes in subsidiary equity and other	—	(1)	(1)	—	(1)
Balance, March 31, 2021	(856)	4,086	3,230	6,352	9,582
Net (loss) income	(2)	(134)	(136)	74	(62)
Other comprehensive income	—	2	2	1	3
Partnership distributions payable reversal	10	489	499	—	499
Partnership distributions	(1)	(56)	(57)	—	(57)
Partnership contributions	4	198	202	—	202
Investment segment contributions from non-controlling interests	—	—	—	6	6
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(144)	(144)
Changes in subsidiary equity and other	(1)	(4)	(5)	1	(4)
Balance, June 30, 2021	(846)	4,581	3,735	6,290	10,025
Net loss	(3)	(145)	(148)	(63)	(211)
Other comprehensive loss	—	(4)	(4)	(1)	(5)
Partnership distributions	(1)	(35)	(36)	—	(36)
Partnership contributions	4	218	222	—	222
Investment segment contributions from non-controlling interests	—	—	—	22	22
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(11)	(11)
Changes in subsidiary equity and other	—	1	1	—	1
Balance, September 30, 2021	$(846)	$4,616	$3,770	$6,237	$10,007

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2019	$(812)	$6,268	$5,456	$5,486	$10,942
Net loss	(28)	(1,356)	(1,384)	(922)	(2,306)
Other comprehensive loss	—	(3)	(3)	—	(3)
Partnership distributions payable	(9)	(428)	(437)	—	(437)
Partnership contributions	—	7	7	—	7
Investment segment contributions from non-controlling interests	—	—	—	1,241	1,241
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(23)	(23)
Changes in subsidiary equity and other	—	(4)	(4)	—	(4)
Balance, March 31, 2020	(849)	4,484	3,635	5,782	9,417
Net income	6	293	299	565	864
Other comprehensive income	—	1	1	1	2
Partnership distributions payable reversal	9	428	437	—	437
Partnership distributions	(9)	(452)	(461)	—	(461)
Partnership contributions	—	19	19	—	19
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(13)	(13)
Changes in subsidiary equity and other	1	1	2	(2)	—
Balance, June 30, 2020	(842)	4,774	3,932	6,333	10,265
Net loss	(14)	(700)	(714)	(686)	(1,400)
Other comprehensive income	—	2	2	—	2
Partnership distributions	(1)	(31)	(32)	—	(32)
Partnership contributions	1	34	35	—	35
Changes in subsidiary equity and other	—	7	7	(4)	3
Balance, September 30, 2020	$(856)	$4,086	$3,230	$5,643	$8,873

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020

	(in millions)
Cash flows from operating activities:
Net income (loss)	$326	$(2,842)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (gain) loss from securities transactions	(1,603)	2,777
Purchases of securities	(1,991)	(1,480)
Proceeds from sales of securities	3,246	3,756
Payments to cover securities sold, not yet purchased	(2,325)	(2,291)
Proceeds from securities sold, not yet purchased	3,626	1,547
Changes in receivables and payables relating to securities transactions	(1,672)	1,080
Changes in derivative assets and liabilities	(171)	(2,309)
Depreciation and amortization	385	379
Deferred taxes	18	(59)
Other, net	60	74
Changes in other operating assets and liabilities	167	92
Net cash provided by operating activities	66	724
Cash flows from investing activities:
Capital expenditures	(239)	(155)
Turnaround expenditures	(3)	(158)
Acquisition of businesses, net of cash acquired	(20)	(2)
Purchases of investments	—	(317)
Proceeds from sale of investments	422	55
Proceeds from disposition of businesses and assets	60	23
Other, net	—	3
Net cash provided by (used in) investing activities	220	(551)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	62	1
Partnership contributions	586	61
Partnership distributions	(92)	(493)
Dividends and distributions to non-controlling interests in subsidiaries	(81)	(36)
Proceeds from Holding Company senior unsecured notes	1,214	866
Repayments of Holding Company senior unsecured notes	(1,205)	(1,350)
Proceeds from subsidiary borrowings	1,116	1,644
Repayments of subsidiary borrowings	(1,477)	(1,244)
Other, net	(13)	(17)
Net cash provided by (used in) financing activities	110	(568)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	5	(1)
Net increase (decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	401	(396)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	3,291	4,945
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$3,692	$4,549

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2021	2020

	(in millions)
ASSETS
Cash and cash equivalents	$1,945	$1,679
Cash held at consolidated affiliated partnerships and restricted cash	1,747	1,612
Investments	9,897	8,913
Due from brokers	5,149	3,437
Accounts receivable, net	598	501
Inventories, net	1,590	1,580
Property, plant and equipment, net	4,194	4,228
Derivative assets, net	796	785
Goodwill	294	294
Intangible assets, net	613	660
Other assets	1,150	1,300
Total Assets	$27,973	$24,989
LIABILITIES AND EQUITY
Accounts payable	$829	$738
Accrued expenses and other liabilities	1,782	1,588
Deferred tax liabilities	585	568
Derivative liabilities, net	479	639
Securities sold, not yet purchased, at fair value	4,957	2,521
Due to brokers	1,622	1,618
Debt	7,713	8,061
Total liabilities	17,967	15,733

Commitments and contingencies (Note 16)

Equity:
Limited partner	4,661	4,277
General partner	(892)	(896)
Equity attributable to Icahn Enterprises Holdings	3,769	3,381
Equity attributable to non-controlling interests	6,237	5,875
Total equity	10,006	9,256
Total Liabilities and Equity	$27,973	$24,989

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Revenues:
Net sales	$2,657	$1,764	$7,487	$4,951
Other revenues from operations	165	163	481	460
Net (loss) gain from investment activities	(177)	(1,259)	1,035	(2,152)
Interest and dividend income	34	46	94	135
Other (loss) income, net	(33)	9	(78)	(22)
	2,646	723	9,019	3,372
Expenses:
Cost of goods sold	2,270	1,599	6,807	4,544
Other expenses from operations	130	127	374	369
Selling, general and administrative	317	290	937	888
Restructuring, net	1	1	6	8
Impairment	—	1	—	6
Interest expense	158	171	511	517
	2,876	2,189	8,635	6,332
(Loss) income before income tax (expense) benefit	(230)	(1,466)	384	(2,960)
Income tax benefit (expense)	19	66	(57)	118
Net (loss) income	(211)	(1,400)	327	(2,842)
Less: net (loss) income attributable to non-controlling interests	(63)	(686)	448	(1,043)
Net loss attributable to Icahn Enterprises Holdings	$(148)	$(714)	$(121)	$(1,799)

Net loss attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$(147)	$(707)	$(120)	$(1,781)
General partner	(1)	(7)	(1)	(18)
	$(148)	$(714)	$(121)	$(1,799)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Net (loss) income	$(211)	$(1,400)	$327	$(2,842)
Other comprehensive (loss) income, net of tax:
Translation adjustments	(5)	1	(4)	—
Post-retirement benefits and other	—	1	1	1
Other comprehensive (loss) income, net of tax	(5)	2	(3)	1
Comprehensive (loss) income	(216)	(1,398)	324	(2,841)
Less: Comprehensive (loss) income attributable to non-controlling interests	(64)	(686)	448	(1,042)
Comprehensive loss attributable to Icahn Enterprises Holdings	$(152)	$(712)	$(124)	$(1,799)

Comprehensive loss attributable to Icahn Enterprises Holdings allocated to:
Limited partner	$(151)	$(705)	$(123)	$(1,781)
General partner	(1)	(7)	(1)	(18)
	$(152)	$(712)	$(124)	$(1,799)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises Holdings
	General	Limited		Non-
	Partner’s	Partner’s	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2020	$(896)	$4,277	$3,381	$5,875	$9,256
Net income	2	160	162	437	599
Other comprehensive loss	—	(1)	(1)	—	(1)
Partnership distributions payable	(5)	(494)	(499)	—	(499)
Partnership contributions	2	184	186	—	186
Investment segment contributions from non-controlling interests	—	—	—	40	40
Changes in subsidiary equity and other	—	(1)	(1)	—	(1)
Balance, March 31, 2021	(897)	4,125	3,228	6,352	9,580
Net (loss) income	(2)	(133)	(135)	74	(61)
Other comprehensive income	—	2	2	1	3
Partnership distributions payable reversal	5	494	499	—	499
Partnership distributions	(1)	(56)	(57)	—	(57)
Partnership contributions	2	200	202	—	202
Investment segment contributions from non-controlling interests	—	—	—	6	6
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(144)	(144)
Changes in subsidiary equity and other	—	(5)	(5)	1	(4)
Balance, June 30, 2021	(893)	4,627	3,734	6,290	10,024
Net loss	(1)	(147)	(148)	(63)	(211)
Other comprehensive loss	—	(4)	(4)	(1)	(5)
Partnership distributions	—	(36)	(36)	—	(36)
Partnership contributions	2	220	222	—	222
Investment segment contributions from non-controlling interests	—	—	—	22	22
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(11)	(11)
Changes in subsidiary equity and other	—	1	1	—	1
Balance, September 30, 2021	$(892)	$4,661	$3,769	$6,237	$10,006

	Equity Attributable to Icahn Enterprises Holdings
	General	Limited		Non-
	Partner’s	Partner’s	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2019	$(875)	$6,328	$5,453	$5,486	$10,939
Net loss	(14)	(1,370)	(1,384)	(922)	(2,306)
Other comprehensive loss	—	(3)	(3)	—	(3)
Partnership distributions payable	(4)	(433)	(437)	—	(437)
Partnership contributions	—	7	7	—	7
Investment segment contributions from non-controlling interests	—	—	—	1,241	1,241
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(23)	(23)
Changes in subsidiary equity and other	—	(4)	(4)	—	(4)
Balance, March 31, 2020	(893)	4,525	3,632	5,782	9,414
Net income	3	296	299	565	864
Other comprehensive income	—	1	1	1	2
Partnership distributions payable reversal	4	433	437	—	437
Partnership distributions	(5)	(456)	(461)	—	(461)
Partnership contributions	—	19	19	—	19
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(13)	(13)
Changes in subsidiary equity and other	1	1	2	(2)	—
Balance, June 30, 2020	(890)	4,819	3,929	6,333	10,262
Net loss	(7)	(707)	(714)	(686)	(1,400)
Other comprehensive income	—	2	2	—	2
Partnership distributions	—	(32)	(32)	—	(32)
Partnership contributions	—	35	35	—	35
Changes in subsidiary equity and other	—	7	7	(4)	3
Balance, September 30, 2020	$(897)	$4,124	$3,227	$5,643	$8,870

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020

	(in millions)
Cash flows from operating activities:
Net income (loss)	$327	$(2,842)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (gain) loss from securities transactions	(1,603)	2,777
Purchases of securities	(1,991)	(1,480)
Proceeds from sales of securities	3,246	3,756
Payments to cover securities sold, not yet purchased	(2,325)	(2,291)
Proceeds from securities sold, not yet purchased	3,626	1,547
Changes in receivables and payables relating to securities transactions	(1,672)	1,080
Changes in derivative assets and liabilities	(171)	(2,309)
Depreciation and amortization	385	379
Deferred taxes	18	(59)
Other, net	59	74
Changes in other operating assets and liabilities	167	92
Net cash provided by operating activities	66	724
Cash flows from investing activities:
Capital expenditures	(239)	(155)
Turnaround expenditures	(3)	(158)
Acquisition of businesses, net of cash acquired	(20)	(2)
Purchases of investments	—	(317)
Proceeds from sale of investments	422	55
Proceeds from disposition of businesses and assets	60	23
Other, net	—	3
Net cash provided by (used in) investing activities	220	(551)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	62	1
Partnership contributions	586	61
Partnership distributions	(92)	(493)
Dividends and distributions to non-controlling interests in subsidiaries	(81)	(36)
Proceeds from Holding Company senior unsecured notes	1,214	866
Repayments of Holding Company senior unsecured notes	(1,205)	(1,350)
Proceeds from subsidiary borrowings	1,116	1,644
Repayments of subsidiary borrowings	(1,477)	(1,244)
Other, net	(13)	(17)
Net cash provided by (used in) financing activities	110	(568)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	5	(1)
Net increase (decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	401	(396)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	3,291	4,945
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$3,692	$4,549

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2021. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Therefore, the financial results of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same, with differences relating primarily to the allocation of the general partner interest, which is reflected as an aggregate 1.99% general partner interest in the financial statements of Icahn Enterprises. In addition to the above, Mr. Icahn and his affiliates owned approximately 89% of Icahn Enterprises’ outstanding depositary units as of September 30, 2021.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $4.7 billion and $4.3 billion as of September 30, 2021 and December 31, 2020, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy has a general partner interest in each of CVR Refining and CVR Partners. In addition, CVR Energy is the sole limited partner of CVR Refining and owns approximately 36% of the outstanding common units of CVR Partners as of September 30, 2021. As of September 30, 2021, we owned approximately 71% of the total outstanding common stock of CVR Energy.

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

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. As of September 30, 2021, we owned approximately 89% of the total outstanding common stock of Viskase.

Metals

We conduct our Metals segment through our wholly owned subsidiary, PSC Metals LLC (“PSC Metals”). PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers. On October 29, 2021, we announced a definitive agreement to sell PSC Metals. Refer to Note 18, “Subsequent Events,” for further discussion.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.  Basis of Presentation and Summary of Significant Accounting Policies

We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Therefore, no more than 40% of our total assets can be invested in investment securities, as such term is defined in the Investment Company Act. In addition, we do not invest or intend to invest in securities as our primary business. We structure and intend to continue structuring our investments to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code, as amended.

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

	September 30,	December 31,
	2021	2020

	(in millions)
Cash and cash equivalents	$110	$31
Cash held at consolidated affiliated partnerships and restricted cash	1,636	1,558
Investments	9,653	8,239
Due from brokers	5,149	3,437
Accounts receivable, net	33	37
Inventories, net	59	42
Property, plant and equipment, net	993	1,042
Unrealized gain on derivative contracts	793	785
Intangible assets, net	217	232
Other assets	59	107
Accounts payable	45	25
Accrued expenses and other liabilities	91	70
Deferred tax liabilities	1	1
Unrealized loss on derivative contracts	476	622
Securities sold, not yet purchased, at fair value	4,957	2,521
Due to brokers	1,622	1,618
Debt	625	636

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of September 30, 2021 was approximately $7.7 billion and $7.9 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2020 was approximately $8.1 billion and $8.2 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $95 million and $686 million as of September 30, 2021 and December 31, 2020, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Our restricted cash balance was $1,652 million and $926 million as of September 30, 2021 and December 31, 2020, respectively. Restricted cash primarily relates to our Investment segment’s cash pledged and held for margin requirements on derivative transactions.

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

Energy

Our Energy segment’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $34 million and $31 million as of September 30, 2021 and December 31, 2020, respectively. For the nine months ended September 30, 2021 and 2020, our Energy segment recorded revenue of $30 million and $27 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

As of September 30, 2021, our Energy segment had $7 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize approximately $1 million of these performance obligations as revenue by the end of 2021 and the remaining balance thereafter.

Automotive

Our Automotive segment has deferred revenue with respect to extended warranty plans of $41 million at each of September 30, 2021 and December 31, 2020, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For the nine months ended September 30, 2021 and 2020, our Automotive segment recorded revenue of $18 million and $19 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

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

Investment Funds

During the nine months ended September 30, 2020, Mr. Icahn and his affiliates (excluding us) contributed $1,241 million to the Investment Funds consisting primarily of in-kind investments previously held directly by Mr. Icahn and his affiliates (excluding us). As of September 30, 2021 and December 31, 2020, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $5.5 billion and $5.0 billion, respectively, representing approximately 54% and 54% of the Investment Funds’ assets under management as of each respective date.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended September 30, 2021 and 2020, $2 million and $2 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement and for the nine months ended September 30, 2021 and 2020, such allocation was $10 million and $(1) million, respectively. For the nine months ended September 30, 2020, the allocation was reduced by $8 million relating to certain compensation arrangements.

Hertz Global Holdings, Inc. and 767 Auto Leasing LLC

The Investment Funds had an investment in the common stock of Hertz Global Holdings, Inc. (“Hertz”) measured at fair value that would have otherwise been subject to the equity method of accounting (until sold in the second quarter of 2020). Icahn Automotive provides services to Hertz in the ordinary course of business. Revenue from Hertz was $20 million for the nine months ended September 30, 2020.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition to our transactions with Hertz disclosed above, in January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Leasing the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, as amended, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement had an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises’ audit committee. During 2021, this agreement was amended to commence the early disposition of vehicles owned by 767 Leasing. Due to the nature of our involvement with 767 Leasing, which includes Icahn Enterprises and Icahn Enterprises Holdings guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing is a variable interest entity. Furthermore, we determined that we are not the primary beneficiary as we do not have the power to direct the activities of 767 Leasing that most significantly impact its economic performance. Therefore, we do not consolidate the results of 767 Leasing. Our exposure to loss with respect to 767 Leasing is primarily limited to our direct investment in 767 Leasing as well as any payment obligations of 767 Leasing that we guarantee, which are not material as of September 30, 2021 and December 31, 2020. For the three and nine months ended September 30, 2021, 767 Leasing distributed $10 million and $26 million, respectively, to us. As of September 30, 2021 and December 31, 2020, we had an equity method investment in 767 Leasing of $12 million and $40 million, respectively, which we report in our Automotive segment.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. During 2021, Brett Icahn contributed $68 million in accordance with the manager agreement and has investments in the Investment Funds with a total fair market value of $83 million as of September 30, 2021. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

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

	(in millions)
Assets
Investments:
Equity securities:
Consumer, non-cyclical	$786	$1,548
Consumer, cyclical	1,732	2,073
Energy	3,153	2,654
Utilities	761	107
Healthcare	950	—
Technology	1,715	1,578
Materials	181	—
Industrial	259	158
	9,537	8,118
Corporate debt securities	116	121
	$9,653	$8,239
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$169	$424
Consumer, cyclical	713	572
Energy	2,112	1,476
Utilities	588	49
Healthcare	969	—
Materials	321	—
Industrial	85	—
	$4,957	$2,521

The portion of unrealized (losses) gains that relates to securities still held by our Investment segment, primarily equity securities, was $(204) million and $(535) million for the three months ended September 30, 2021 and 2020, respectively, and $1,384 million and $(1,560) million for the nine months ended September 30, 2021 and 2020, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	September 30,	December 31,
	2021	2020

	(in millions)
Equity method investments	$91	$120
Held to maturity debt investments measured at amortized cost	—	20
Other investments measured at fair value	153	534
	$244	$674

The portion of unrealized gains (losses) that relates to equity securities still held by our other segments and Holding Company was $(86) million and $(93) million for the three months ended September 30, 2021 and 2020, respectively, and $(42) million and $(259) million for the nine months ended September 30, 2021 and 2020, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 4)	$9,637	$115	$42	$9,794	$8,546	$174	$41	$8,761
Derivative assets, net (Note 6)	—	796	—	796	—	785	—	785
	$9,637	$911	$42	$10,590	$8,546	$959	$41	$9,546
Liabilities
Securities sold, not yet purchased (Note 4)	$4,957	$—	$—	$4,957	$2,521	$—	$—	$2,521
Derivative liabilities, net (Note 6)	—	479	—	479	11	628	—	639
Other liabilities	—	442	—	442	—	214	—	214
	$4,957	$921	$—	$5,878	$2,532	$842	$—	$3,374

The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Nine Months Ended September 30,
	2021	2020

	(in millions)
Balance at January 1	$41	$3
Transfer in from Level 2	—	136
Purchases	1	63
Other	—	(1)
Balance at September 30	$42	$201

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds’ derivative instruments with credit-risk-related contingent features that are in a liability position as of September 30, 2021 and December 31, 2020 was $0 million and $1 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	September 30, 2021		December 31, 2020
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$1,411	$5,086	$—	$8,623
Credit contracts(1)	—	2,153	—	2,099
(1)	The short notional amount on our credit default swap positions was approximately $6.5 billion at September 30, 2021. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $2.2 billion as of September 30, 2021. The short notional amount on our credit default swap positions was approximately $6.3 billion as of December 31, 2020. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $2.1 billion as of December 31, 2020.

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

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020

	(in millions)
Equity contracts	$30	$4	$839	$852
Credit contracts	1,126	1,012	—	1
Sub-total	1,156	1,016	839	853
Netting across contract types(1)	(363)	(231)	(363)	(231)
Total(1)	$793	$785	$476	$622
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at September 30, 2021 and December 31, 2020 was $1,541 million and $872 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Equity contracts	$(54)	$(657)	$(688)	$(886)
Credit contracts	122	121	120	1,511
	$68	$(536)	$(568)	$625
(1)	Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment.

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

As of September 30, 2021 and December 31, 2020, CVR Refining had 2 million and 7 million, respectively, outstanding commodity swap positions. As of September 30, 2021 and December 31, 2020, CVR Refining had open forward purchase and sale commitments for 2 million barrels and 6 million barrels, respectively. As of September 30, 2021 and December 31, 2020, CVR Refining had open fixed-price commitments to purchase a net 17 million and 13 million RINs, respectively.

Certain derivative contracts executed by our Energy segment with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. As of September 30, 2021, our Energy segment had net asset derivatives of $3 million and net liability derivatives of $3 million and as of December 31, 2020, our Energy segment had net liability derivatives of $17 million. (Losses) gains recognized on derivatives for our Energy segment were $(12) million and $5 million for the three months ended September 30, 2021 and 2020, respectively, and $(46) million and $70 million for the nine months ended September 30, 2021 and 2020, respectively. Gains and losses recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

7.  Inventories, Net

Inventories, net consists of the following:

	September 30,	December 31,
	2021	2020

	(in millions)
Raw materials	$261	$183
Work in process	92	83
Finished goods	1,237	1,314
	$1,590	$1,580

8.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	September 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$337	$(87)	$250	$337	$(87)	$250
Food Packaging	6	—	6	6	—	6
Metals	4	—	4	4	—	4
Home Fashion	24	(3)	21	24	(3)	21
Pharma	13	—	13	13	—	13
	$384	$(90)	$294	$384	$(90)	$294

Intangible assets, net consists of the following:

	September 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$398	$(191)	$207	$399	$(176)	$223
Developed technology	254	(27)	227	254	(6)	248
Other	181	(85)	96	269	(163)	106
	$833	$(303)	$530	$922	$(345)	$577

Indefinite-lived intangible assets			$83			$83
Intangible assets, net			$613			$660

Amortization expense associated with definite-lived intangible assets was $17 million and $10 million for the three months ended September 30, 2021 and 2020, respectively, and $49 million and $31 million for the nine months ended September 30, 2021 and 2020, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

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

Right-of-use assets and lease liabilities are as follows:

	September 30,	December 31,
	2021	2020

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$502	$556
Lease liabilities (accrued expenses and other liabilities)	515	573

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	62	65
Lease liabilities (debt)	79	81

Additional information with respect to our operating leases as of September 30, 2021 and December 31, 2020 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of September 30, 2021	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$38	$38	4.3 years	5.5%
Automotive	387	403	4.4 years	5.8%
Food Packaging	29	32	10.7 years	7.4%
Other segments and Holding Company	48	42
	$502	$515

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2020	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$37	$38	3.1 years	5.5%
Automotive	436	456	4.6 years	5.7%
Food Packaging	32	35	11.1 years	7.4%
Other segments and Holding Company	51	44
	$556	$573

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended September 30, 2021 and 2020, lease cost was comprised of (i) operating lease cost of $49 million and $52 million, respectively, (ii) amortization of financing lease right-of-use assets of $3 million and $3 million, respectively, and (iii) interest expense on financing lease liabilities of $2 million and $1 million, respectively. For the nine months ended September 30, 2021 and 2020, lease cost was comprised of (i) operating lease cost of $150 million and $155 million, respectively, (ii) amortization of financing lease right-of-use assets of $8 million and $9 million, respectively, and (iii) interest expense on financing lease liabilities of $5 million and $5 million, respectively. Our Automotive segment accounted for $127 million and $129 million of total lease cost for the nine months ended September 30, 2021 and 2020, respectively.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of September 30, 2021 and December 31, 2020, our Real Estate segment has assets leased to others included in property, plant and equipment of $221 million and $222 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $1 million and $8 million for the three months ended September 30, 2021 and 2020, respectively, and $7 million and $24 million for the nine months ended September 30, 2021 and 2020, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

10.  Debt

Debt consists of the following:

	September 30,	December 31,
	2021	2020

	(in millions)
Holding Company:
6.250% senior unsecured notes due 2022	$—	$1,209
6.750% senior unsecured notes due 2024	499	499
4.750% senior unsecured notes due 2024	1,105	1,106
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,461	999
4.375% senior unsecured notes due 2029	747	—
	5,810	5,811
Reporting Segments:
Energy	1,676	1,691
Automotive	16	368
Food Packaging	154	151
Metals	18	16
Real Estate	2	1
Home Fashion	36	21
	1,902	2,248
Total Debt	$7,712	$8,059

Holding Company

In January 2021, Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) issued $750 million in aggregate principal amount of 4.375% senior unsecured notes due 2029 (the “New 2029 Notes”). The New 2029

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes are guaranteed by Icahn Enterprises Holdings (the “Guarantor”). The proceeds from the New 2029 Notes were used to redeem $750 million principal amount of 6.250% senior unsecured notes due 2022 (the “2022 Notes”), and to pay accrued interest, related fees and expenses. Interest on the New 2029 Notes is payable semi-annually. In connection with this transaction, our Holding Company recorded a gain on extinguishment of debt of $2 million.

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

Consistent with the indenture governing the 2022 Notes and the indentures governing the Issuers’ other outstanding notes, the indenture governing the New 2029 Notes: restricts the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes; restricts the incurrence of debt or the issuance of disqualified stock, as defined in the indenture, with certain exceptions; requires that on each quarterly determination date, Icahn Enterprises and the guarantor of the New 2029 Notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein; and restricts the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates by the Issuers and the guarantor of the New 2029 Notes.

In April 2021, the Issuers issued $455 million in aggregate principal amount of additional 5.250% senior unsecured notes due 2027 (the “New 2027 Notes”). The proceeds from this issuance were used to redeem the remaining $455 million principal amount of the 2022 Notes and to pay accrued interest, related fees and expenses. The Issuers issued the New 2027 Notes under the indenture dated as of December 12, 2019 pursuant to which the Issuers had previously issued an aggregate of $1.0 billion aggregate principal amount of 5.250% senior unsecured notes due 2027.

Reporting Segments

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

In August 2021, all of our Automotive segment’s outstanding credit facility was repaid in full in the amount of $350 million.

Covenants

Each of Icahn Enterprises and Icahn Enterprises Holdings and all of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were $3 million and $2 million for the three months ended September 30, 2021 and 2020, respectively, and $4 million and $4 million for the nine months ended September 30, 2021 and 2020, respectively.

11.  Net Income Per LP Unit

The components of the computation of basic and diluted income (loss) per LP unit of Icahn Enterprises are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions, except per unit amounts)
Net loss attributable to Icahn Enterprises	$(148)	$(714)	$(122)	$(1,799)
Net loss attributable to Icahn Enterprises allocated to limited partners (98.01% allocation)	$(145)	$(700)	$(120)	$(1,763)

Basic and diluted loss per LP unit	$(0.55)	$(3.14)	$(0.47)	$(8.12)
Basic and diluted weighted average LP units outstanding	266	223	253	217

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

On August 4, 2021, Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units.

As a result of the above distributions declared, during the nine months ended September 30, 2021, Icahn Enterprises distributed an aggregate 26,465,134 depositary units to unitholders electing to receive depositary units, of which an aggregate of 25,372,644 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $91 million for the nine months ended September 30, 2021.

At-The-Market Offerings

On May 2, 2019, Icahn Enterprises announced the commencement of its “at-the-market” offering under its Open Market Sale Agreement, pursuant to which Icahn Enterprises was able to sell its depositary units, from time to time,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

during the term of the agreement ending on March 31, 2021, for up to $400 million in aggregate sale proceeds. During the three months ended September 30, 2020, Icahn Enterprises sold 637,352 depositary units pursuant to this agreement, resulting in gross proceeds of $34 million. During the nine months ended September 30, 2020, Icahn Enterprises sold 1,118,596 depositary units pursuant to this agreement, resulting in gross proceeds of $60 million. On February 26, 2021, this agreement was terminated and replaced by a new Open Market Sale Agreement for the sale of Icahn Enterprises’ depositary units, from time to time, for up to $400 million in aggregate sale proceeds. On August 6, 2021, this agreement was terminated and replaced by a new Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, for up to $400 million in aggregate sale proceeds. During the three months ended September 30, 2021, Icahn Enterprises sold 4,164,179 depositary units pursuant to these agreements, resulting in gross proceeds of $220 million. During the nine months ended September 30, 2021, Icahn Enterprises sold 10,783,098 depositary units pursuant to these agreements, resulting in gross proceeds of $604 million. As of September 30, 2021, Icahn Enterprises may sell its depositary units for up to an additional $180 million in aggregate gross sale proceeds pursuant to its agreement entered into on August 6, 2021. No assurance can be made that any or all amounts will be sold during the term of this agreement.

2017 Incentive Plan

During the three and nine months ended September 30, 2021, Icahn Enterprises distributed 18,491 depositary units, net of payroll withholdings, to Brett Icahn with respect to certain restricted depositary units that vested during the period in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”). The aggregate impact of the 2017 Incentive Plan is not material with respect to our condensed consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2021
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,883	$440	$104	$144	$17	$51	$18	$—	$2,657
Other revenues from operations	—	—	151	—	—	13	—	1	—	165
Net loss from investment activities	(148)	(1)	—	—	—	—	—	—	(28)	(177)
Interest and dividend income	33	—	—	—	—	—	—	—	1	34
Other (loss) income, net	(16)	1	(17)	(1)	—	—	—	—	—	(33)
	(131)	1,883	574	103	144	30	51	19	(27)	2,646
Expenses:
Cost of goods sold	—	1,686	301	85	132	12	42	12	—	2,270
Other expenses from operations	—	—	117	—	—	13	—	—	—	130
Selling, general and administrative	3	37	226	13	5	5	12	12	4	317
Restructuring, net	—	—	1	—	—	—	—	—	—	1
Impairment	—	—	—	—	—	—	—	—	—	—
Interest expense	53	23	1	2	—	—	—	—	79	158
	56	1,746	646	100	137	30	54	24	83	2,876
(Loss) income before income tax (expense) benefit	(187)	137	(72)	3	7	—	(3)	(5)	(110)	(230)
Income tax (expense) benefit	—	(43)	17	(2)	—	—	—	—	47	19
Net (loss) income	(187)	94	(55)	1	7	—	(3)	(5)	(63)	(211)
Less: net (loss) income attributable to non-controlling interests	(103)	40	—	—	—	—	—	—	—	(63)
Net (loss) income attributable to Icahn Enterprises	$(84)	$54	$(55)	$1	$7	$—	$(3)	$(5)	$(63)	$(148)
Supplemental information:
Capital expenditures	$—	$62	$13	$3	$1	$1	$1	$—	$—	$81
Depreciation and amortization	$—	$83	$22	$7	$3	$2	$1	$7	$1	$126

	Three Months Ended September 30, 2020
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,005	$513	$105	$83	$5	$53	$—	$—	$1,764
Other revenues from operations	—	—	147	—	—	16	—	—	—	163
Net loss from investment activities	(1,166)	(68)	—	—	—	—	—	—	(25)	(1,259)
Interest and dividend income	38	3	—	—	—	1	—	—	4	46
Other (loss) income, net	(2)	3	(2)	1	2	7	—	—	—	9
	(1,130)	943	658	106	85	29	53	—	(21)	723
Expenses:
Cost of goods sold	—	1,040	351	84	78	4	42	—	—	1,599
Other expenses from operations	—	—	115	—	—	12	—	—	—	127
Selling, general and administrative	2	27	223	14	3	5	10	—	6	290
Restructuring, net	—	—	1	—	—	—	—	—	—	1
Impairment	—	—	—	—	1	—	—	—	—	1
Interest expense	51	31	2	3	—	—	—	—	84	171
	53	1,098	692	101	82	21	52	—	90	2,189
(Loss) income before income tax benefit (expense)	(1,183)	(155)	(34)	5	3	8	1	—	(111)	(1,466)
Income tax benefit (expense)	—	35	8	(1)	—	—	—	—	24	66
Net (loss) income	(1,183)	(120)	(26)	4	3	8	1	—	(87)	(1,400)
Less: net (loss) income attributable to non-controlling interests	(640)	(47)	—	1	—	—	—	—	—	(686)
Net (loss) income attributable to Icahn Enterprises	$(543)	$(73)	$(26)	$3	$3	$8	$1	$—	$(87)	$(714)
Supplemental information:
Capital expenditures	$—	$24	$9	$4	$1	$1	$1	$—	$—	$40
Depreciation and amortization	$—	$86	$24	$6	$4	$4	$2	$—	$—	$126

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2021
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$5,129	$1,377	$311	$417	$45	$143	$65	$—	$7,487
Other revenues from operations	—	—	449	—	—	29	—	3	—	481
Net gain (loss) from investment activities	966	82	—	—	—	—	—	—	(13)	1,035
Interest and dividend income	90	—	—	—	—	—	—	—	4	94
Other (loss) income, net	(55)	1	(20)	(9)	1	—	—	—	3	(79)
	1,001	5,212	1,806	302	418	74	143	68	(6)	9,018
Expenses:
Cost of goods sold	—	5,022	959	253	384	34	117	38	—	6,807
Other expenses from operations	—	—	345	—	—	29	—	—	—	374
Selling, general and administrative	11	106	668	37	14	16	34	29	22	937
Restructuring, net	—	—	6	—	—	—	—	—	—	6
Impairment	—	—	—	—	—	—	—	—	—	—
Interest expense	170	84	7	5	1	—	1	—	243	511
	181	5,212	1,985	295	399	79	152	67	265	8,635
Income (loss) before income tax benefit (expense)	820	—	(179)	7	19	(5)	(9)	1	(271)	383
Income tax benefit (expense)	—	13	40	(5)	—	—	—	—	(105)	(57)
Net income (loss)	820	13	(139)	2	19	(5)	(9)	1	(376)	326
Less: net income (loss) attributable to non-controlling interests	445	3	—	—	—	—	—	—	—	448
Net income (loss) attributable to Icahn Enterprises	$375	$10	$(139)	$2	$19	$(5)	$(9)	$1	$(376)	$(122)
Supplemental information:
Capital expenditures	$—	$188	$33	$9	$2	$5	$2	$—	$—	$239
Depreciation and amortization	$—	$253	$66	$21	$11	$7	$5	$21	$1	$385

	Nine Months Ended September 30, 2020
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$2,811	$1,468	$307	$203	$22	$140	$—	$—	$4,951
Other revenues from operations	—	—	414	—	—	46	—	—	—	460
Net loss from investment activities	(1,893)	(20)	—	—	—	—	—	—	(239)	(2,152)
Interest and dividend income	107	10	—	—	—	1	—	—	17	135
Other (loss) income, net	(7)	(7)	(7)	(9)	2	7	3	—	(4)	(22)
	(1,793)	2,794	1,875	298	205	76	143	—	(226)	3,372
Expenses:
Cost of goods sold	—	2,934	1,036	244	202	17	111	—	—	4,544
Other expenses from operations	—	—	339	—	—	30	—	—	—	369
Selling, general and administrative	(1)	88	671	38	11	31	30	—	20	888
Restructuring, net	—	—	8	—	—	—	—	—	—	8
Impairment	—	—	—	—	1	2	3	—	—	6
Interest expense	145	93	9	10	1	—	1	—	258	517
	144	3,115	2,063	292	215	80	145	—	278	6,332
(Loss) income before income tax benefit (expense)	(1,937)	(321)	(188)	6	(10)	(4)	(2)	—	(504)	(2,960)
Income tax benefit (expense)	—	85	39	(3)	—	—	—	—	(3)	118
Net (loss) income	(1,937)	(236)	(149)	3	(10)	(4)	(2)	—	(507)	(2,842)
Less: net loss attributable to non-controlling interests	(947)	(96)	—	—	—	—	—	—	—	(1,043)
Net (loss) income attributable to Icahn Enterprises	$(990)	$(140)	$(149)	$3	$(10)	$(4)	$(2)	$—	$(507)	$(1,799)
Supplemental information:
Capital expenditures	$—	$101	$25	$10	$3	$10	$4	$—	$2	$155
Depreciation and amortization	$—	$256	$72	$19	$13	$13	$6	$—	$—	$379

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

Disaggregated revenue for our Energy segment net sales is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Petroleum products	$1,738	$926	$4,785	$2,551
Nitrogen fertilizer products	145	79	344	260
	$1,883	$1,005	$5,129	$2,811

Automotive

Disaggregated revenue for our Automotive segment net sales and other revenues from operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Automotive services	$355	$327	$1,024	$913
Aftermarket parts sales	236	333	802	969
	$591	$660	$1,826	$1,882

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

	September 30, 2021
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$19	$566	$48	$10	$—	$30	$4	$11	$1,257	$1,945
Cash held at consolidated affiliated partnerships and restricted cash	1,636	7	19	—	1	9	—	—	75	1,747
Investments	9,653	83	12	—	—	15	—	—	134	9,897
Accounts receivable, net	—	240	112	88	90	12	35	21	—	598
Inventories, net	—	422	928	95	37	—	95	13	—	1,590
Property, plant and equipment, net	—	2,765	830	145	77	309	62	—	6	4,194
Goodwill and intangible assets, net	—	225	364	28	8	—	21	261	—	907
Other assets	5,988	261	554	100	25	108	16	7	36	7,095
Total assets	$17,296	$4,569	$2,867	$466	$238	$483	$233	$313	$1,508	$27,973
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$2,107	$1,540	$1,036	$159	$73	$45	$65	$50	$222	$5,297
Securities sold, not yet purchased, at fair value	4,957	—	—	—	—	—	—	—	—	4,957
Debt	—	1,676	16	154	18	2	36	—	5,810	7,712
Total liabilities	7,064	3,216	1,052	313	91	47	101	50	6,032	17,966

Equity attributable to Icahn Enterprises	4,660	701	1,815	140	147	436	132	263	(4,524)	3,770
Equity attributable to non-controlling interests	5,572	652	—	13	—	—	—	—	—	6,237
Total equity	10,232	1,353	1,815	153	147	436	132	263	(4,524)	10,007
Total liabilities and equity	$17,296	$4,569	$2,867	$466	$238	$483	$233	$313	$1,508	$27,973

	December 31, 2020
	Investment	Energy	Automotive	Food Packaging	Metals	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$14	$667	$25	$16	$1	$21	$2	$8	$925	$1,679
Cash held at consolidated affiliated partnerships and restricted cash	1,558	7	20	—	2	8	6	—	11	1,612
Investments	8,239	253	40	—	—	15	—	—	366	8,913
Accounts receivable, net	—	178	109	88	63	10	33	20	—	501
Inventories, net	—	298	1,080	89	22	—	81	10	—	1,580
Property, plant and equipment, net	—	2,747	857	160	82	310	65	—	7	4,228
Goodwill and intangible assets, net	—	238	372	31	9	1	21	282	—	954
Other assets	4,308	335	582	103	38	121	19	6	10	5,522
Total assets	$14,119	$4,723	$3,085	$487	$217	$486	$227	$326	$1,319	$24,989
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$2,256	$1,189	$1,163	$182	$73	$45	$65	$64	$114	$5,151
Securities sold, not yet purchased, at fair value	2,521	—	—	—	—	—	—	—	—	2,521
Debt	—	1,691	368	151	16	1	21	—	5,811	8,059
Total liabilities	4,777	2,880	1,531	333	89	46	86	64	5,925	15,731

Equity attributable to Icahn Enterprises	4,283	1,039	1,554	142	128	440	141	262	(4,606)	3,383
Equity attributable to non-controlling interests	5,059	804	—	12	—	—	—	—	—	5,875
Total equity	9,342	1,843	1,554	154	128	440	141	262	(4,606)	9,258
Total liabilities and equity	$14,119	$4,723	$3,085	$487	$217	$486	$227	$326	$1,319	$24,989

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.  Income Taxes

For the three months ended September 30, 2021, we recorded an income tax benefit of $19 million on pre-tax loss of $230 million compared to an income tax benefit of $66 million on pre-tax loss of $1,466 million for the three months ended September 30, 2020. Our effective income tax rate was 8.3% and 4.5% for the three months ended September 30, 2021 and 2020, respectively.

For the three months ended September 30, 2021, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership loss for which there was no tax benefit, as such loss is allocated to the partners.

For the three months ended September 30, 2020, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to changes in the valuation allowance and partnership loss for which there was no tax benefit, as such loss is allocated to the partners.

For the nine months ended September 30, 2021, we recorded an income tax expense of $57 million on pre-tax income of $383 million compared to an income tax benefit of $118 million on pre-tax loss of $2,960 million for the nine months ended September 30, 2020. Our effective income tax rate was 14.9% and 4.0% for the nine months ended September 30, 2021 and 2020, respectively.

For the nine months ended September 30, 2021, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to partnership income for which there was no tax expense, as such income is allocated to the partners.

For the nine months ended September 30, 2020, the effective tax rate was lower than the statutory federal rate of 21%, primarily due to changes in the valuation allowance and partnership loss for which there was no tax benefit, as such loss is allocated to the partners.

14.  Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits and
	of Tax	Other, Net of Tax	Total

	(in millions)
Balance, December 31, 2020	$(31)	$(49)	$(80)
Other comprehensive (loss) income before reclassifications, net of tax	(4)	1	(3)
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	—	—
Other comprehensive (loss) income, net of tax	(4)	1	(3)
Balance, September 30, 2021	$(35)	$(48)	$(83)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

15.  Other (Loss) Income, Net

Other (loss) income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Dividend expense	$(16)	$(2)	$(55)	$(7)
Equity earnings (losses) from non-consolidated affiliates	6	2	9	—
(Loss) gain on disposition of assets, net	(21)	7	(24)	5
Foreign currency transaction loss	(2)	—	(9)	(9)
Loss on extinguishment of debt, net	—	—	(5)	(12)
Other	—	2	5	1
	$(33)	$9	$(79)	$(22)

16.  Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities were $39 million and $37 million as of September 30, 2021 and December 31, 2020, respectively, primarily within our Metals and Energy segments and which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

On August 21, 2018, CVR Refining received a letter from the United States Department of Justice (the “DOJ”) on behalf of the Environmental Protection Agency (the “EPA”) and the Kansas Department of Health and Environment (“KDHE”) alleging violations of the Clean Air Act and a 2012 Consent Decree (“CD”) between CVR Refining, the United States (on behalf of the EPA) and KDHE at its Coffeyville refinery. In June 2020, a tolling agreement between the parties relating to such allegations expired, and the United States and KDHE sent demand letters relating to the allegations (the “Stipulated Claims”) and seeking stipulated penalties. In February 2021, the DOJ and KDHE sent CVR Refining a statement of position under the CD regarding its demand for Stipulated Claims. As CVR Refining disputes most claims asserted by the government, in accordance with the CD, CVR Refining deposited funds into a commercial escrow account pending resolution of disputed claims. The escrowed funds are legally restricted for use and are included within other assets on the consolidated balance sheets. CVR Refining filed a petition for judicial review of the Stipulated Claims with the United States District Court for the District of Kansas (“Kansas Federal District Court”), in accordance with the dispute resolution provisions of the CD. On September 23, 2021, the court ordered briefing on CVR Refining’s petition, which is expected to be completed by December 2021. In December 2020, the DOJ and KDHE filed a supplemental complaint in the Kansas Federal District Court asserting nine counts for alleged violations of the Clean Air Act, the Kansas State Implementation Plan and Kansas law (the “Statutory Claims”) and seeking civil penalties, injunctive and related relief. Our Energy segment has responded to numerous information request and negotiations relating to the Stipulated Claims and the Statutory Claims are ongoing and CVR Energy cannot at this time determine the outcome of this matter, including whether such outcome, or any subsequent enforcement or litigation relating thereto would have a material impact on our Energy segment’s financial position, results of operations, or cash flows.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Renewable Fuel Standards

CVR Refining is subject to the Renewable Fuel Standard (“RFS”) implemented primarily by the EPA which requires refiners to either blend renewable fuels into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. CVR Refining is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market and may have to obtain waiver credits for cellulosic biofuels or other exemptions from the EPA, to the extent available, in order to comply with the RFS.

For the three months ended September 30, 2021 and 2020, our Energy segment recognized a benefit of $16 million and an expense of $36 million, respectively, for CVR Refining’s compliance with the RFS (based on our Energy segment’s 2020 annual renewal volume obligation (“RVO”) for all periods since the EPA has not yet set the 2021 RVO and excluding the impacts of any exemptions or waivers to which our Energy segment may be entitled). For the nine months ended September 30, 2021 and 2020, such expenses were $335 million and $71 million, respectively. These recognized amounts are included in cost of goods sold in the condensed consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol or biodiesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Refining may be entitled), the remaining position is marked-to-market using RIN market prices at period end. As of September 30, 2021 and December 31, 2020, CVR Refining’s RFS position was $442 million and $214 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

Litigation

From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.

Energy

On July 29, 2021, trial concluded in the consolidated lawsuits filed by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders against CVR Energy, CVR Refining and its general partner, CVR Refining Holdings, Icahn Enterprises and certain directors and affiliates in the Court of Chancery of the State of Delaware related to CVR Energy’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner (the “Delaware Lawsuits”) primarily alleging breach of contract, tortious interference, and breach of the implied covenant of good faith and fair dealing. The parties are currently in post-trial proceedings and will be submitting post-trial briefs. Post-trial briefing and related activities are in process. CVR Energy believes the Delaware Lawsuits are without merit and has vigorously defended against them. As no ruling in the case has yet been issued, CVR Energy cannot determine at this time the outcome of the Delaware Lawsuits, including whether the outcome would have a material impact on our Energy segment’s financial position, results of operations, or cash flows.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 89% of Icahn Enterprises’ outstanding depositary units as of September 30, 2021. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of September 30, 2021. If the plans were voluntarily terminated, they would be underfunded by approximately $110 million as of September 30, 2021. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

ICAHN ENTERPRISES HOLDINGS L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

17.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Nine Months Ended September 30,
	2021	2020

	(in millions)
Cash payments for interest, net of amounts capitalized	$(358)	$(382)
Cash (payments) receipts for income taxes, net of payments	(34)	11
Non-cash dividends to non-controlling interests in subsidiary	(74)	—
Partnership contributions receivable	24	—
Non-cash Investment segment contributions from non-controlling interests	6	1,240

18.  Subsequent Events

Icahn Enterprises

Tender Offer

On October 27, 2021, IEP Utility Holdings LLC, a wholly owned subsidiary of Icahn Enterprises Holdings, commenced a cash offer (the “SWX Tender Offer”) to acquire, subject to certain terms and conditions, all of the issued and outstanding shares of common stock of Southwest Gas Holdings, Inc. (“Southwest Gas”) not held by affiliates of Icahn Enterprises Holdings at a price of $75.00 per share. Southwest Gas, through its wholly owned subsidiaries, is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Southwest Gas’ shares of common stock are listed on the New York Stock Exchange under the symbol “SWX.” The SWX Tender Offer is scheduled to expire at 12:00 midnight, New York City Time, on December 27, 2021, unless the offer is extended.

LP Unit Distribution

On November 1, 2021, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about December 22, 2021 to depositary unitholders of record at the close of business on November 16, 2021. Depositary unitholders will have until December 10, 2021 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending December 17, 2021. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Metals

On October 29, 2021, we announced a definitive agreement to sell 100% of the equity interests in PSC Metals for total consideration of approximately $290 million (including indebtedness that will be repaid at closing and subject to customary working capital adjustments). The sale is expected to close in the fourth quarter of 2021, subject to receiving applicable regulatory approvals, and to the satisfaction of other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2021 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 26, 2021.

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

Significant Transactions and Developments

Tender Offer

On October 27, 2021, IEP Utility Holdings LLC (“IEP Utility”), a wholly owned subsidiary of Icahn Enterprises Holdings, commenced a cash offer (the “SWX Tender Offer”) to acquire, subject to certain terms and conditions, all of the issued and outstanding shares of common stock of Southwest Gas Holdings, Inc. (“Southwest Gas”) not held by affiliates of Icahn Enterprises Holdings at a price of $75.00 per share. Southwest Gas, through its wholly owned subsidiaries, is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Southwest Gas’ shares of common stock are listed on the New York Stock Exchange under the symbol “SWX.” The SWX Tender Offer is scheduled to expire at 12:00 midnight, New York City Time, on December 27, 2021, unless the offer is extended.

Pending Sale of PSC Metals, LLC

On October 29, 2021, we announced a definitive agreement to sell 100% of the equity interests in PSC Metals, LLC (“PSC Metals”), our wholly owned subsidiary through which we conduct our Metals segment, for total consideration of approximately $290 million (including indebtedness that will be repaid at closing and subject to customary working capital adjustments). The sale is expected to close in the fourth quarter of 2021, subject to receiving applicable regulatory approvals, and to the satisfaction of other customary closing conditions.

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

Throughout 2020 and 2021, the COVID-19 pandemic, and actions taken by governments and others in response thereto, has negatively impacted the global economy, financial markets, and certain of the industries in which our subsidiaries operate. Our consolidated results of operations and financial condition have been impacted primarily by the volatility in the fair value of investments held by our Investment segment and the Holding Company as well as volatility in the global demand for refined products, especially gasoline and diesel fuels, with respect to our Energy segment. The impact on our businesses has also included the acceleration of selective planned store closures in our Automotive segment and recording write-downs to inventories. The economic conditions that persisted for much of 2020 have improved in 2021 as more governments reduce restrictions and more businesses resume operations.

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

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020

	(in millions)
Investment	$(131)	$(1,130)	$(187)	$(1,183)	$(84)	$(543)
Holding Company	(27)	(21)	(63)	(87)	(63)	(87)

Other Operating Segments:
Energy	1,883	943	94	(120)	54	(73)
Automotive	574	658	(55)	(26)	(55)	(26)
Food Packaging	103	106	1	4	1	3
Metals	144	85	7	3	7	3
Real Estate	30	29	—	8	—	8
Home Fashion	51	53	(3)	1	(3)	1
Pharma	19	—	(5)	—	(5)	—
Other operating segments	2,804	1,874	39	(130)	(1)	(84)
Consolidated	$2,646	$723	$(211)	$(1,400)	$(148)	$(714)

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020

	(in millions)
Investment	$1,001	$(1,793)	$820	$(1,937)	$375	$(990)
Holding Company	(6)	(226)	(376)	(507)	(376)	(507)

Other Operating Segments:
Energy	5,212	2,794	13	(236)	10	(140)
Automotive	1,806	1,875	(139)	(149)	(139)	(149)
Food Packaging	302	298	2	3	2	3
Metals	418	205	19	(10)	19	(10)
Real Estate	74	76	(5)	(4)	(5)	(4)
Home Fashion	143	143	(9)	(2)	(9)	(2)
Pharma	68	—	1	—	1	—
Other operating segments	8,023	5,391	(118)	(398)	(121)	(302)
Consolidated	$9,018	$3,372	$326	$(2,842)	$(122)	$(1,799)

Investment

We invest our proprietary capital through various private investment funds (“Investment Funds”). As of September 30, 2021 and December 31, 2020, we had investments with a fair market value of approximately $4.6 billion and $4.3 billion, respectively, in the Investment Funds. As of September 30, 2021 and December 31, 2020, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $5.5 billion and $5.0 billion, respectively.

Our Investment segment’s results of operations are reflected in net income (loss) in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of September 30, 2021.

For the three months ended September 30, 2021 and 2020, our Investment Funds’ returns were (1.8)% and (11.8)%, respectively. For the nine months ended September 30, 2021 and 2020, our Investment Funds’ returns were 8.8% and (18.8)%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses.

The following table sets forth the performance attribution for the Investment Funds’ returns.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Long positions	(1.6)%	(3.0)%	27.9%	(20.4)%
Short positions	(0.1)%	(8.8)%	(18.8)%	1.6%
Other	(0.1)%	—%	(0.3)%	—%
	(1.8)%	(11.8)%	8.8%	(18.8)%

The following table presents net income (loss) for our Investment segment for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Long positions	$(168)	$(260)	$2,738	$(1,952)
Short positions	(7)	(923)	(1,886)	10
Other	(12)	—	(32)	5
	$(187)	$(1,183)	$820	$(1,937)

Three Months Ended September 30, 2021 and 2020

For the three months ended September 30, 2021, the Investment Funds’ negative performance was primarily driven by net losses in long positions. The negative performance of our Investment segment’s long positions was driven primarily by losses from a consumer, cyclical sector investment of $223 million and an energy sector investment of $141 million. The aggregate performance of investments with net losses across various sectors accounted for an additional negative performance of our Investment segment’s long positions. The negative performance of our Investment segment’s long positions was offset in part by gains from a consumer, non-cyclical sector investment of $231 million and an energy sector investment of $177 million. The negative performance of our Investment segment’s short positions was driven primarily by the net negative performance of various short equity positions aggregating $80 million offset in part by the net positive performance of short credit positions aggregating $73 million.

For the three months ended September 30, 2020, the Investment Funds’ negative performance was driven by net losses in short positions and, to a lesser extent, net losses in long positions. The negative performance of our Investment segment’s short positions was driven primarily by the negative performance of broad market hedges of $677 million, losses from a consumer, non-cyclical sector investment of $156 million and the aggregate performance of various other short positions with net losses aggregating $161 million across various sectors. The negative performance of our Investment segment’s short positions was partially offset by net gains from its short exposure to commercial mortgage-backed securities through credit default swap contracts of $71 million. The negative performance of our Investment Segment’s long positions was driven by losses from an energy sector investment of $699 million, offset in part by gains from a consumer, cyclical sector investment of $257 million. Net losses in long positions were further offset in part by the aggregate performance of investments with net gains across various other sectors.

Nine Months Ended September 30, 2021 and 2020

For the nine months ended September 30, 2021, the Investment Funds’ positive performance was driven by net gains in long positions, offset in part by net losses in short positions. The positive performance of our Investment segment’s long positions was driven primarily by gains from two energy sector investments aggregating approximately $1.6 billion and a consumer, non-cyclical sector investment of $436 million. The aggregate performance of investments with net gains across various sectors accounted for an additional positive performance of our Investment segment’s long positions. The negative performance of our Investment segment’s short positions was driven primarily by the negative performance of an energy sector investment of $757 million, broad market hedges of $669 million and a consumer, cyclical sector investment of $216 million. The aggregate performance of investments with net losses across various sectors accounted for an additional negative performance of our Investment segment’s short positions. The negative performance of our Investment segment’s short positions was offset in part by gains from a consumer, cyclical sector investment of $199 million.

For the nine months ended September 30, 2020, the Investment Funds’ negative performance was driven by net losses in long positions. The negative performance of our Investment segment’s long positions was driven by losses from an energy sector investment of $758 million, a consumer, non-cyclical sector investment of $637 million and aggregate losses from two technology sector investments of $536 million. The aggregate performance of investments with net losses across various other sectors accounted for an additional negative performance of our Investment segment’s long positions. The negative performance of our Investment segment’s long positions was partially offset by net gains from a consumer, cyclical sector investment of $284 million. The performance of our Investment segment’s short positions was driven by the positive performance of their short exposure to commercial mortgage-backed securities through credit default swap contracts of approximately $1.4 billion, offset in part primarily by the negative performance of broad market hedges of $910 million and the aggregate performance of various other short positions with net losses across various sectors.

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 93% and 91% of our Energy segment’s net sales for the nine months ended September 30, 2021 and 2020, respectively.

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

The COVID-19 pandemic, and the actions taken by governments and others, has negatively impacted the energy industry. The COVID-19 pandemic has also resulted in significant business and operational disruptions, including business closures, liquidity strains, destruction of non-essential demand, as well as supply chain challenges, travel restrictions, stay-at home orders, and limitations on the availability of the workforce. As a result, the demand for gasoline and diesel in the regions that our Energy segment operates declined beginning in the first quarter of 2020. The declines were amplified in the first quarter of 2020 by market plays between the world’s largest oil producers. The simultaneous shocks in oil supply and demand have resulted in a decline in the price of crude oil and lead to a significant decrease in the price of refined products sold by our Energy segment. However, beginning in late 2020 and into 2021, the U.S. market for refined products has improved and demand has increased as travel restrictions and stay-at-home orders have been eased.

In addition to recent market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard of the United States Environmental Protection Agency, which requires the operating companies in our Energy segment to either blend “renewable fuels” with their transportation fuels or purchase renewable identification numbers (“RINs”), to the extent available, in lieu of blending, or to seek other exemptions. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Refer to Note 16, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of RINs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Net sales	$1,883	$1,005	$5,129	$2,811
Cost of goods sold	1,686	1,040	5,022	2,934
Gross margin	$197	$(35)	$107	$(123)

Three Months September 30, 2021 and 2020

Net sales for our Energy segment increased by $878 million (87%) for the three months ended September 30, 2021 as compared to the comparable prior year period due to an increase in our petroleum business’ net sales, which increased $813 million, as well as an increase in our nitrogen fertilizer business’ net sales, which increased $65 million over the comparable periods. The increase in the petroleum business’ net sales was primarily due to an increase in sales of gasoline and distillates attributable to an increase in volumes and more favorable pricing conditions. Volumes were lower in the comparable prior year period due to the full planned turnaround at one of the refineries while another refinery experienced reduced utilization in response to demand reductions driven by the impacts of the COVID-19 pandemic. Our nitrogen fertilizer business’ net sales increased primarily due to an increase in urea ammonium nitrate (“UAN”) sales primarily due to favorable pricing conditions.

Cost of goods sold for our Energy segment increased by $646 million (62%) for the three months ended September 30, 2021 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher cost of consumed crude oil. The higher cost of consumed crude oil was due to an increase in volumes, as discussed above, as well as lower derivative performance of $17 million, offset in part by a $52 million decrease in the net cost of RINs. Gross margin for our Energy segment improved by $232 million for the three months ended September 30, 2021 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 10% and (3)% for the three months ended September 30, 2021 and 2020, respectively. The improvement in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to higher crack spreads and a decrease in the net cost of RINs, offset in part by lower derivative performance.

Nine Months Ended September 30, 2021 and 2020

Net sales for our Energy segment increased by approximately $2.3 billion (82%) for the nine months ended September 30, 2021 as compared to the comparable prior year period due to an increase in our petroleum business’ net sales, which increased approximately $2.2 billion, as well as an increase in our nitrogen fertilizer business’ net sales, which increased $84 million over the comparable periods. The increase in the petroleum business’ net sales was primarily due to an increase in sales of gasoline and distillates attributable to an increase in volumes and more favorable pricing conditions. Volumes were lower in the comparable prior year period due to the full planned turnaround at one of the refineries while another refinery experienced reduced utilization in response to demand reductions driven by the impacts of the COVID-19 pandemic. Our nitrogen fertilizer business’ net sales increased primarily due to an increase in urea ammonium nitrate (“UAN”) sales primarily due to favorable pricing conditions.

Cost of goods sold for our Energy segment increased by approximately $2.1 billion (71%) for the nine months ended September 30, 2021 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher cost of consumed crude oil. The higher cost of consumed crude oil was due to an increase in volumes, as discussed above, as well as a $264 million increase in the net cost of RINs and lower derivative performance of $116 million. Gross margin for our Energy segment improved by $230 million for the nine months ended September 30, 2021 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 2% and (4)% for the nine months ended September 30, 2021 and 2020, respectively. The improvement in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to higher crack spreads, offset in part by an increase in the net cost of RINs and lower derivative performance.

Automotive

Our Automotive segment’s results of operations are generally driven by the distribution and installation of automotive aftermarket parts and the demand for automotive service and maintenance, and is affected by the relative strength of automotive part replacement trends, among other factors.

Our Automotive segment has been in the process of implementing a multi-year transformation plan, which includes the restructuring of its businesses. The transformation plan includes operating the automotive services and aftermarket parts businesses as separate businesses, streamlining Icahn Automotive’s corporate and field support teams, facility closures, consolidations and conversions, inventory optimization actions, and the re-focusing of its automotive parts business on certain core markets. As part of this plan, Icahn Automotive entered into an agreement to sell certain inventory assets relating to its aftermarket parts business at 109 locations and a distribution center in California and certain other inventory and fixed assets in California. Aftermarket parts sales from these locations aggregated $12 million and $77 million during the three and nine months ended September 30, 2021. Costs to implement the transformation plan include restructuring charges, which are recorded when specific plans are approved, and which may be significant.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Net sales and other revenues from operations	$591	$660	$1,826	$1,882
Cost of goods sold and other expenses from operations	418	466	1,304	1,375
Gross margin	$173	$194	$522	$507

Three Months Ended September 30, 2021 and 2020

Net sales and other revenues from operations for our Automotive segment for the three months ended September 30, 2021 decreased by $69 million (10%) as compared to the comparable prior year period. The decrease was attributable to a decrease in aftermarket parts sales of $97 million (29%), offset in part by an increase in automotive services revenue of $28 million (9%). On an organic basis, aftermarket parts sales decreased $7 million over the comparable periods due to a decrease in retail sales of $4 million (22%) and a decrease in commercial sales of $3 million (2%). Store closures related to the transformation plan accounted for a $90 million decrease in aftermarket parts sales. The increase in automotive services revenues represents an increase on a primarily organic basis as sales have improved over the comparable prior year period.

Cost of goods sold and other expenses from operations for the three months ended September 30, 2021 decreased by $48 million (10%) as compared to the comparable prior year period. The decrease was primarily due to lower costs attributable to lower aftermarket parts sales which exceeded higher costs associated with higher services revenues. Gross margin on net sales and other revenue from operations for the three months ended September 30, 2021 decreased by $21 million (11%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 29% and 29% for the three months ended September 30, 2021 and 2020, respectively.

Nine Months Ended September 30, 2021 and 2020

Net sales and other revenues from operations for our Automotive segment for the nine months ended September 30, 2021 decreased by $56 million (3%) as compared to the comparable prior year period. The decrease was attributable to a decrease in aftermarket parts sales of $167 million (17%), offset in part by an increase in automotive services revenue of $111 million (12%). On an organic basis, aftermarket parts sales decreased $4 million over the comparable periods due to a 4% decrease in retail sales. Store closures related to the transformation plan accounted for a $163 million decrease in aftermarket parts sales. The increase in automotive services revenues represents an increase on a primarily organic basis as sales have improved over the comparable prior year period. The COVID-19 pandemic, and the impacts of the actions taken by governments and others, have significantly contributed to a decline in revenues beginning in March 2020.

Cost of goods sold and other expenses from operations for the nine months ended September 30, 2021 decreased by $71 million (5%) as compared to the comparable prior year period. The decrease was primarily due to lower costs attributable to lower aftermarket parts sales which exceeded higher costs associated with higher services revenues. Gross margin on net sales and other revenue from operations for the nine months ended September 30, 2021 increased by $15 million (3%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 29% and 27% for the nine months ended September 30, 2021 and 2020, respectively. Due to the COVID-19 pandemic, our Automotive segment accelerated planned store closures in 2020, shifting our Automotive segment’s business from a majority attributable to aftermarket parts sales to a majority attributable to higher margin automotive services.

Food Packaging

Our Food packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Three Months Ended September 30, 2021 and 2020

Net sales for the three months ended September 30, 2021 decreased by $1 million (1%) as compared to the comparable prior year period due to an increase in price and product mix as well as the favorable effects of foreign exchange, offset in part by lower volumes. Cost of goods sold for the three months ended September 30, 2021 increased by $1 million (1%) as compared to the comparable prior year period due to the effects of raw material price inflation, manufacturing variances and distribution costs. Gross margin as a percentage of net sales was 18% and 20% for the three months ended September 30, 2021 and 2020, respectively.

Nine Months Ended September 30, 2021 and 2020

Net sales for the nine months ended September 30, 2021 increased $4 million (1%) as compared to the comparable prior year period. The increase was due to an increase in price and product mix as well as the favorable effects of foreign exchange, offset in part by lower volumes. Cost of goods sold for the nine months ended September 30, 2021 increased by $9 million (4%) as compared to the comparable prior year period due to the effects raw material price inflation, manufacturing variances and distribution costs. Gross margin as a percentage of net sales was 19% and 21% for the nine months ended September 30, 2021 and 2020, respectively.

Metals

The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the United States and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation.

Three Months Ended September 30, 2021 and 2020

Net sales for the three months ended September 30, 2021 increased by $61 million (73%) compared to the comparable prior year period primarily due to higher selling prices. Cost of goods sold for the three months ended September 30, 2021 increased by $54 million (69%) compared to the comparable prior year period due to higher material costs. Gross margin as a percentage of net sales was 8% and 6% for the three months ended September 30, 2021 and 2020, respectively, with the improvement primarily due to higher material margins as the prior year period was negatively impacted by the effects of the COVID-19 pandemic.

Nine Months Ended September 30, 2021 and 2020

Net sales for the nine months ended September 30, 2021 increased by $214 million (105%) compared to the comparable prior year period primarily due to higher volumes and higher selling prices. Cost of goods sold for the nine months ended September 30, 2021 increased by $182 million (90%) compared to the comparable prior year period due to higher volumes as well as higher material costs. Gross margin as a percentage of net sales was 8% and 1% for the nine months ended September 30, 2021 and 2020, respectively, with the improvement primarily due to higher material margins as the prior year period was negatively impacted by the effects of the COVID-19 pandemic.

Real Estate

Our Real Estate segment consists primarily of investment properties, the development and sale of single-family homes, and the management of a country club. Sales of single-family homes are included in net sales in our consolidated statements of operations. Results from investment properties and country club operations are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for each of the nine months ended September 30, 2021 and 2020 were primarily derived from the sale of residential units and rental operations.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended September 30, 2021 and 2020

Net sales for the three months ended September 30, 2021 decreased by $2 million (4%) compared to the comparable prior year period primarily due to a decrease in facemask sales due to the reduced impact of the COVID-19 pandemic. Cost of goods sold for the three months ended September 30, 2021 remained flat compared to the comparable prior year period due to higher material and freight costs offset by lower volumes. Gross margin as a percentage of net sales was 18% and 21% for the three months ended September 30, 2021 and 2020, respectively. The decrease is due to higher material and freight costs.

Nine Months Ended September 30, 2021 and 2020

Net sales for the nine months ended September 30, 2021 increased by $3 million (2%) compared to the comparable prior year period primarily due to the reduced impact of the COVID-19 pandemic on our Home Fashion segment’s hospitality and department store businesses, offset in part by a decline resulting from exiting lower margin business. Cost of goods sold for the nine months ended September 30, 2021 increased $6 million (5%) compared to the comparable prior year period due to higher material and freight costs. Gross margin as a percentage of net sales was 18% and 21% for the nine months ended September 30, 2021 and 2020, respectively. The decrease is due to higher material and freight costs.

Pharma

Our Pharma segment derives revenues primarily from the sale of its products directly to customers, wholesalers and pharmacies. To a lesser extent, our Pharma segment derives revenues through supply, licensing and royalty arrangements. We began consolidating our Pharma segment in the fourth quarter of 2020. For the three months ended September 30, 2021, our Pharma segment had $17 million of net product revenue, $1 million of supply revenue and $1 million of royalty revenue. For the nine months ended September 30, 2021, our Pharma segment had $48 million of net product revenue, $17 million of supply revenue and $3 million of royalty revenue. For our Pharma segment’s supply revenue, $13 million is attributable to the one-time sale of product to a single customer in the first quarter of 2021.

Holding Company

Our Holding Company’s results of operations primarily reflect investment gains and losses from equity investments and the interest expense on its senior unsecured notes for each of the three and nine months ended September 30, 2021 and 2020.

Other Consolidated Results of Operations

Selling, General and Administrative

Three Months Ended September 30, 2021 and 2020

Our consolidated selling, general and administrative during the three months ended September 30, 2021 increased by $27 million (9%) as compared to the comparable prior year period primarily due to the addition of the results of our Pharma segment and from our Energy segment, primarily due to higher share-based compensation.

Nine Months Ended September 30, 2021 and 2020

Our consolidated selling, general and administrative during the nine months ended September 30, 2021 increased by $49 million (6%) as compared to the comparable prior year period primarily due to the addition of the results of our Pharma segment, our Energy segment, primarily due to higher share-based compensation as well as higher compensation costs for our Investment segment, offset in part by lower costs resulting from our Real Estate segment, which incurred additional costs in the second quarter of 2020 relating to the demolition of one of its properties.

Interest Expense

Three Months Ended September 30, 2021 and 2020

Our consolidated interest expense during the three months ended September 30, 2021 decreased by $13 million (8%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense from our Energy segment and our Holding Company due to lower weighted average interest rates resulting from their respective debt refinancings.

Nine Months Ended September 30, 2021 and 2020

Our consolidated interest expense during the nine months ended September 30, 2021 decreased by $6 million (1%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense for our Holding Company and Energy segment due to lower weighted average interest rates resulting from their respective debt refinancings.

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

Liquidity and Capital Resources

Holding Company Liquidity

We are a holding company. Our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units depends on the cash flow resulting from divestitures, equity offerings and debt financings, interest income, returns on our interests in the Investment Funds and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include receipt of dividends and distributions from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt or distributions on our depositary units could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements.

As of September 30, 2021, our Holding Company had cash and cash equivalents of approximately $1.3 billion and total debt of approximately $5.8 billion. As of September 30, 2021, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.6 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

	September 30,	December 31,
	2021	2020

	(in millions)
6.250% senior unsecured notes due 2022	$—	$1,209
6.750% senior unsecured notes due 2024	499	499
4.750% senior unsecured notes due 2024	1,105	1,106
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,461	999
4.375% senior unsecured notes due 2029	747	—
	$5,810	$5,811

Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of senior unsecured notes is payable semi-annually.

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

The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of September 30, 2021, except for the 4.750% senior unsecured notes due 2024, the 5.250% senior unsecured notes due 2027 and 4.375% senior unsecured notes due 2029, are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.

As of September 30, 2021 and December 31, 2020, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of September 30, 2021, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

At-The-Market Offerings

On February 26, 2021, Icahn Enterprises entered into a new Open Market Sale Agreement, pursuant to which Icahn Enterprises was able to sell its depositary units, from time to time, for up to $400 million in aggregate sale proceeds, under its ongoing “at-the-market offering. On August 6, 2021, this agreement was terminated and replaced by a new Open Market Sale Agreement, pursuant to which Icahn Enterprises may sell its depositary units, from time to time, for up to $400 million in aggregate sale proceeds. During the nine months ended September 30, 2021, Icahn Enterprises sold 10,783,098 depositary units pursuant to this agreement, resulting in gross proceeds of $604 million. As of September 30, 2021, Icahn Enterprises may sell its depositary units for up to an additional $180 million in aggregate gross sale proceeds pursuant to its agreement entered into on August 6, 2021. No assurance can be made that any or all amounts will be sold during the term of the agreement, and we have no obligation to sell additional depositary units under the Open Market Sale Agreement. Depending on market conditions, we may continue to sell depositary units under the Open Market Sale Agreement, and, if appropriate, enter into a new Open Market Sale Agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing Open Market Sale Agreement. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. While we were able to sell shares during the nine months ended September 30, 2021, there can be no assurance that any future capital will be available on acceptable terms or at all under this program.

LP Unit Distributions

During the nine months ended September 30, 2021, Icahn Enterprises declared three quarterly distributions aggregating $6.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $91 million during the nine months ended September 30, 2021.

On November 1, 2021, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about December 22, 2021 to depositary unitholders of record at the close of business on November 16, 2021. Depositary unitholders will have until December 10, 2021 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending December 17, 2021. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

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

Tender Offer

On October 27, 2021, IEP Utility, a wholly owned subsidiary of Icahn Enterprises Holdings, commenced the SWX Tender Offer. We estimate that the maximum amount of funds required to complete the SWX Tender Offer would be up to approximately $4.2 billion. IEP Utility and Icahn Enterprises Holdings intend to obtain such funds from cash, cash equivalents, and from their ability to realize cash upon sale of liquid securities.

Pending Sale of PSC Metals

On October 29, 2021, we announced a definitive agreement to sell PSC Metals for total consideration of approximately $290 million (including indebtedness that will be repaid at closing and subject to customary working capital adjustments). The sale is expected to close in the fourth quarter of 2021, subject to receiving applicable regulatory approvals, and to the satisfaction of other customary closing conditions.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of September 30, 2021, the Investment Funds’ had a net short notional exposure of 11%. The Investment Funds’ long exposure was 108% (107% long equity and 1% long credit) and its short exposure was 119% (98% short equity and 21% short credit). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at September 30, 2021.

Of the Investment Funds’ 108% long exposure, 94% was comprised of the fair value of its long positions (with certain adjustments) and 14% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds’ 119% short exposure, 48% was comprised of the fair value of its short positions and 71% was comprised of short broad market index swap derivative contracts and short credit default swap contracts.

With respect to both our long positions that are not notionalized (94% long exposure) and our short positions that are not notionalized (48% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other short positions (71% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	September 30,	December 31,
	2021	2020

	(in millions)
Energy	$566	$667
Automotive	48	25
Food Packaging	10	16
Metals	—	1
Real Estate	30	21
Home Fashion	4	2
Pharma	11	8
	$669	$740

Segment Borrowings and Availability

Segment debt consists of the following:

	September 30,	December 31,
	2021	2020

	(in millions)
Energy	$1,676	$1,691
Automotive	16	368
Food Packaging	154	151
Metals	18	16
Real Estate	2	1
Home Fashion	36	21
	$1,902	$2,248

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of September 30, 2021, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

September 30,
2021
(in millions)
Energy	$406
Food Packaging	19
Metals	50
Home Fashion	8
$483

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

In August 2021, all of our Automotive segment’s outstanding credit facility was repaid in full in the amount of $350 million.

Subsidiary Dividends

In the second quarter of 2021, our Energy segment paid a special dividend, which was comprised of $241 million in cash as well as the common stock of an equity investment with a fair value of $251 million. Our portion of the dividend included $171 million in cash and the common stock of an equity investment with a fair value of $177 million. In addition, in the third quarter of 2021, our Energy segment had distributions to non-controlling interests of $11 million as a result of a distribution paid by CVR Partners to its common unit holders.

Subsidiary Stock Repurchase Program

On October 23, 2019, the Board of Directors of CVR Energy approved a stock repurchase program which would enable it to repurchase up to $300 million of its common stock from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The stock repurchase program has a duration of four years, which may be terminated by the Board of Directors of CVR Energy at any time. Repurchases, if any, including the timing, price and amount, may be made at the discretion of CVR Energy management and CVR Energy is not obligated to make any repurchases. CVR Energy did not repurchase any shares of its common stock as of September 30, 2021.

On May 6, 2020, the Board of Directors of CVR Partners’ general partner approved a unit repurchase program which would enable it to repurchase up to $10 million of its common units from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. On February 22, 2021, the Board of Directors of CVR Partners authorized an additional $10 million under the unit repurchase program. During 2021, CVR Partners repurchased common units on the open market at a cost of $1 million. As of September 30, 2021, CVR Partners has $12 million remaining under its unit repurchase program.

Consolidated Cash Flows

Our Holding Company’s cash flows are generally driven by payments and proceeds associated with our senior unsecured debt obligations and payments and proceeds associated with issuances of equity by Icahn Enterprises. Additionally, our Holding Company’s cash flows include transactions with our Investment and other operating segments. Our Investment segment’s cash flows are primarily driven by investment transactions, which are included in net cash flows from operating activities due to the nature of its business, as well as contributions to and distributions from Mr. Icahn and his affiliates (including Icahn Enterprises and Icahn Enterprises Holdings) and Brett Icahn, which are included in net cash flows from financing activities. Our other operating segments’ cash flows are driven by the activities and performance of each business as well as transactions with our Holding Company, as discussed below.

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

	(in millions)
Holding Company	$(262)	$161	$497	$(266)	$(867)	$(919)
Investment	21	—	62	912	—	751

Other Operating Segments:
Energy	382	(204)	(279)	62	(396)	361
Automotive	(71)	45	48	19	41	(51)
Food Packaging	(3)	(9)	2	8	(10)	(7)
Metals	—	(2)	—	(20)	(1)	16
Real Estate	14	(5)	1	14	(3)	(39)
Home Fashion	(18)	(1)	14	(5)	(4)	9
Pharma	3	—	—	—	—	—
Other operating segments	307	(176)	(214)	78	(373)	289
Total before eliminations	66	(15)	345	724	(1,240)	121
Eliminations	—	235	(235)	—	689	(689)
Consolidated	$66	$220	$110	$724	$(551)	$(568)

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

Holding Company

Our Holding Company’s cash flows from operating activities for each of the nine months ended September 30, 2021 and 2020 were primarily attributable to our semi-annual interest payments on our senior unsecured notes. The decrease in interest payments over the comparable periods is primarily due to our recent debt transactions, which resulted in a lower weighted average interest rate over the comparable periods. Our Holding Company also had lower interest income and tax receipts during the nine months ended September 30, 2021 compared to the comparable prior year period.

Our Holding Company’s cash flows from investing activities for the nine months ended September 30, 2021 were primarily attributable to proceeds from the sale of equity investments and debt securities aggregating $396 million and dividends from our Energy segment of $171 million offset in part by a net investment in our Automotive segment of $405 million. Our Holding Company’s cash flows from investing activities for the nine months ended September 30, 2020 were primarily driven by an investment in the Investment Funds of $750 million (net of redemptions), our purchase of investments aggregating $177 million and net contributions and loans to our operating subsidiaries aggregating $63 million, including a net investment in our Automotive segment of $60 million. This was offset in part by net cash dividends and distributions from our Energy and Real Estate segments aggregating $124 million.

Our Holding Company’s cash flows from financing activities for the nine months ended September 30, 2021 were due to proceeds from our “at-the-market” offering offset in part by aggregate payments on our quarterly distributions. Our Holding Company’s cash flows from financing activities for the nine months ended September 30, 2020 were primarily due to aggregate payments on our quarterly distributions and the effects of certain debt refinancing transactions, which included the repayment of certain senior unsecured notes in January 2020 using proceeds from senior unsecured note issuances in December 2019. This was offset in part by proceeds from our “at-the-market” offering.

Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Our Investment segment’s cash flows from financing activities for the nine months ended September 30, 2021 were attributable to Brett Icahn’s contribution to the Funds of $62 million. Our Investment segment’s cash flows from financing activities for the nine months ended September 30, 2020 were attributable to our investment in the Investment Funds of $750 million, net of redemptions, and $1 million from Mr. Icahn and his affiliates (excluding us).

Other Operating Segments

Our other operating segments’ cash flows from operating activities included net cash flows from operating activities before changes in operating assets and liabilities of $137 million and $6 million for the nine months ended September 30, 2021 and 2020, respectively, primarily due to the results of our Energy and Automotive segments for each period. Changes in working capital for each period was $170 million and $72 million, with the improvement primarily attributable to our Energy segment. Our Energy segment’s working capital improved over the comparable periods primarily due to the increase in crude oil prices during 2021 and increases in its open RFS position.

Our other operating segments’ cash flows from investing activities were primarily due to the purchase of investments of zero in 2021 compared to $140 million in 2020 and due to capital expenditures of $239 million in 2021, primarily for our Energy segment’s RDU project, and $153 million in 2020, primarily within our Energy and Automotive segments for both periods. In addition, our Energy segment acquired a pipeline for cash consideration of $20 million in the first quarter of 2021.

Our other operating segments’ cash flows from financing activities were primarily due to net debt transactions. In 2020, our Energy segment had net proceeds from senior debt transactions of $500 million. In addition, our other operating segments also had net contributions from our Holding Company aggregating $235 million for the nine months ended September 30, 2021 compared to net distributions aggregating $61 million for the nine months ended September 30, 2020, as described above. For the nine months ended September 30, 2021 and 2020, our Energy segment had distributions to non-controlling interests of $81 million and $36 million, respectively.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2021 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of September 30, 2021, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $965 million, $496 million and $505 million, respectively. However, as of September 30, 2021, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an interest of approximately 45% in the Investment Funds.

Item 4. Controls and Procedures

As of September 30, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and Icahn Enterprises Holdings’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to our risk factors during the nine months ended September 30, 2021 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use or Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our depositary units during the quarter ended September 30, 2021, all of which represent units withheld to pay taxes on the vesting of restricted depositary units.

Maximum Number
			Total Number of Units	(or Approximate Dollar
			Purchased as Part of	Value) of Units that May
	Number of Units	Average Price	Publicly Announced	be Purchased Under the
	Repurchased	Per Unit	Plans or Programs	Plans or Programs
July 1 through July 31	—	$—	—	—
August 1 through August 31	—	$—	—	—
September 1 through September 30	15,688	$50.05	—	—

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

Date: November 2, 2021

Icahn Enterprises Holdings L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/David Willetts
David Willetts, Chief Financial Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Ted Papapostolou
Ted Papapostolou, Chief Accounting Officer

Date: November 2, 2021