Form 10-K
period 2021-12-31
ICAHN ENTERPRISES L.P.
filed 2022-02-25
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

⌧   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ⌧ No ◻

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

Large Accelerated Filer	⌧	Accelerated Filer	◻	Emerging Growth Company	◻
Non-accelerated Filer	◻	Smaller Reporting Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of Icahn Enterprises’ depositary units held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of depositary units on the Nasdaq Global Select Market (“Nasdaq”) on such date was $1,478 million. As of February 25, 2022, there were 293,416,326 depositary units outstanding.

FORWARD-LOOKING STATEMENTS

This Report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this Report, other than statements that relate solely to historical fact, are “forward-looking statements.” Such statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events, including the impact of the COVID-19 pandemic, or any statement that may relate to strategies, plans or objectives for, or potential results of, future operations, financial results, financial condition, business prospects, growth strategy or liquidity, and are based upon management’s current plans and beliefs or current estimates of future results or trends. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact.

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

Risks Relating to Our Structure

●	Our general partner, and its control person, has significant influence over us, and sales by our controlling unitholder could cause our unit price to decline;
●	We have engaged, and in the future may engage, in transactions with our affiliates;
●	We are subject to the risk of becoming an investment company;
●	We may structure transactions in a less advantageous manner to avoid becoming subject to the Investment Company Act;
●	We may become taxable as a corporation if we are no longer treated as a partnership for U.S. federal income tax purposes;
●	We may be negatively impacted by the potential for changes in tax laws;
●	Holders of depositary units may be required to pay tax on their share of our income even if they did not receive cash distributions from us;
●	Tax gain or loss on the disposition of our depositary units could be more or less than expected;
●	Tax-exempt entities may recognize unrelated business taxable income they receive from holding our units, and may face other unique issues specific to their U.S. federal income tax classification;
●	Non-U.S. persons face unique tax issues from owning units that may result in adverse tax consequences to them, including being subject to withholding regimes and U.S. federal income tax on certain income they may earn from holding our units;
●	We may be liable for any underwithholding by nominees of our distributions made after January 2023;
●	Our unitholders likely will be subject to state and local taxes and return filing or withholding requirements in states in which they do not live as a result of investing in our units;
●	We prorate our items of income, gain, loss and deduction between transferors and transferees of our units based upon the ownership of our units at the close of business on the last day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders;
●	A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, such unitholder would no longer be treated for U.S. federal income tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition;
●	If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it (and some states) may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available to service debt or pay distributions to our unitholders, if and when resumed, could be substantially reduced;
●	We may be subject to the pension liabilities of our affiliates;
●	We are a limited partnership and a ‘‘controlled company’’ within the meaning of the Nasdaq rules and as such are exempt from certain corporate governance requirements;
●	Certain members of our management team may be involved in other business activities that may involve conflicts of interest;
●	Holders of Icahn Enterprises’ depositary units have limited voting rights, including rights to participate in our management;
●	Holders of Icahn Enterprises’ depositary units may not have limited liability in certain circumstances and may be personally liable for the return of distributions that cause our liabilities to exceed our assets; and
●	Since we are a limited partnership, you may not be able to pursue legal claims against us in U.S. federal courts.

Risks Relating to Liquidity and Capital Requirements

●	We are a holding company and depend on the businesses of our subsidiaries to satisfy our obligations;
●	To service our indebtedness, we will require a significant amount of cash. Our ability to maintain our current cash position or generate cash depends on many factors beyond our control;
●	Our failure to comply with the covenants contained under any of our debt instruments, including the indentures governing our senior unsecured notes (including our failure to comply as a result of events beyond our control), could result in an event of default that would materially and adversely affect our financial condition;
●	We may not have sufficient funds necessary to finance a change of control offer that may be required by the indentures governing our senior notes;
●	We have made significant investments in the Investment Funds and negative performance of the Investment Funds may result in a significant decline in the value of our investments; and
●	Future cash distributions to Icahn Enterprises’ unitholders, if any, can be affected by numerous factors.

Risks Relating to Our Investment Segment

●	Our investments may be subject to significant uncertainties;
●	The historical financial information for the Investment Funds is not necessarily indicative of its future performance;
●	The Investment Funds’ investment strategy involves numerous and significant risks, including the risk that we may lose some or all of our investments in the Investment Funds. This risk may be magnified due to concentration of investments and investments in undervalued securities;
●	We may not be able to identify suitable investments, and our investments may not result in favorable returns or may result in losses;
●	Successful execution of our activist investment activities involves many risks, certain of which are outside of our control;
●	The Investment Funds make investments in companies we do not control;
●	The use of leverage in investments by the Investment Funds may pose a significant degree of risk and may enhance the possibility of significant loss in the value of the investments in the Investment Funds;
●	The possibility of increased regulation could result in additional burdens on our Investment segment;
●	The ability to hedge investments successfully is subject to numerous risks;
●	The Investment Funds invest in distressed securities, as well as bank loans, asset backed securities and mortgage-backed securities; and
●	The Investment Funds may invest in companies that are based outside of the United States, which may expose the Investment Funds to additional risks not typically associated with investing in companies that are based in the United States.

Risks Relating to our Consolidated Operating Subsidiaries

Our consolidated operating subsidiaries are subject to various risks, including but not limited to:

●	Changes in regulations and regulatory actions;
●	Operational disruptions, damage to property, injury to persons or environmental and legal liability;
●	Environmental laws and regulations;
●	Volatility of commodity prices;
●	Compliance with the U.S. Environmental Protection Agency Renewable Fuel Standard;
●	Climate change laws and regulations;
●	Operations in foreign countries; and
●	Significant labor disputes involving any of our businesses or one or more of their customers or suppliers.

ICAHN ENTERPRISES L.P.

PART I

Item 1. Business

Business Overview

Icahn Enterprises L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987 and headquartered in Sunny Isles Beach, Florida. We are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment, Energy, Automotive, Food Packaging, Real Estate, Home Fashion and Pharma. In addition, we operated a Metals segment until it was sold in December 2021. References to “we,” “our” or “us” herein include Icahn Enterprises and its subsidiaries, unless the context otherwise requires.

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2021, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 88% of our outstanding depositary units as of December 31, 2021.

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

Business Description

Icahn Enterprises began as American Real Estate Partners L.P. in 1987 and currently operates a portfolio of seven diversified reporting segments. With the exception of our Investment segment, our operating segments primarily comprise independently operated businesses that we have obtained a controlling interest in through execution of our business strategy. Our Investment segment derives revenues from gains and losses from investment transactions. Our other operating segments derive revenues principally from net sales of various products, primarily within our Energy and Automotive segments, which together accounted for the significant majority of our consolidated net sales for each of the three years in the period ended December 31, 2021. Our other operating segments’ revenues are also derived through various other revenue streams which primarily consists of automotive services and real estate leasing operations. The majority of our consolidated revenues are derived from customers in the United States. Our Food Packaging segment, and prior to August 2019, our Mining segment, accounted for the majority of our consolidated revenues derived from customers outside the United States.

Holding Company

We seek to invest our available cash and cash equivalents in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses. As of December 31, 2021, we had investments with a fair market value of approximately $4.2 billion in the Investment Funds, as defined below.

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

Affiliate Investments

We and Mr. Icahn, along with the Investment Funds, have entered into a covered affiliate agreement, which was amended on March 31, 2011, pursuant to which Mr. Icahn agreed (on behalf of himself and certain of his affiliates, excluding Icahn Enterprises, and subsidiaries) to be bound by certain restrictions on their investments in any assets that we deem suitable for the Investment Funds, other than government and agency bonds and cash equivalents, unless otherwise approved by our Audit Committee. In addition, Mr. Icahn and such affiliates continue to have the right to co-invest with the Investment Funds. We have no interest in, nor do we generate any income from, any such co-investments, which have been and may continue to be substantial.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is headquartered in Sugar Land, Texas. CVR Energy is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC that are publicly available.

CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of ammonia and urea ammonium nitrate (“UAN”). CVR Energy has a general partner interest in each of CVR Refining and CVR Partners. In addition, CVR Energy is the sole limited partner of CVR Refining and owns 36% of the outstanding common units of CVR Partners as of December 31, 2021. As of December 31, 2021, we owned approximately 71% of the total outstanding common stock of CVR Energy.

Our Energy segment’s net sales for the years ended December 31, 2021, 2020 and 2019 represented approximately 70%, 58% and 65%, respectively, of our consolidated net sales, primarily from the sale of its petroleum products.

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

CVR Partners produces and distributes nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops. The principal products are UAN and ammonia. CVR Partners’ Coffeyville, Kansas facility uses pet coke to produce nitrogen fertilizer and is supplied by its adjacent crude oil refinery pursuant to a renewable long-term agreement with CVR Refining, as well as by third parties. Historically, the Coffeyville nitrogen fertilizer plant has obtained the remainder of its pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. CVR Partners’ East Dubuque, Illinois facility uses natural gas to produce nitrogen fertilizer. The East Dubuque facility is able to purchase natural gas at competitive prices due to its connection to the Northern Natural Gas interstate pipeline system, which is within one mile of the facility, and a third-party owned and operated pipeline.

Environmental Regulations

CVR Energy’s petroleum and nitrogen fertilizer businesses are subject to extensive and frequently changing federal, state and local, environmental, health and safety laws and regulations governing the emission, transportation, storage, disposal and release of regulated substances or wastes, the treatment and discharge of waste-water and storm water, and the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline, diesel fuels, UAN and ammonia. These laws and regulations, their underlying regulatory requirements, and the enforcement thereof, impact the petroleum business and operations and the nitrogen fertilizer business and operations by imposing:

●	restrictions on operations or the need to install enhanced or additional monitoring of controls;
●	liability for the investigation and remediation of contaminated soil and groundwater at current and former facilities (if any) and for off-site waste disposal locations; and
●	specifications for the products marketed by the petroleum business and the nitrogen fertilizer business, primarily gasoline, diesel fuel, UAN and ammonia.

CVR Energy’s operations require numerous permits, licenses and authorizations. Failure to comply with these permits or environmental laws and regulations could result in fines, penalties or other sanctions or a revocation of CVR Energy’s permits, licenses or authorizations. In addition, the laws and regulations to which CVR Energy is subject to are often evolving and many of them have become more stringent or have become subject to more stringent interpretation or enforcement by federal or state agencies. These laws and regulations could result in increased capital, operating and compliance costs.

CVR Energy’s businesses are also subject to, or impacted by, various other environmental laws and regulations such as the federal Clean Air Act, the federal Clean Water Act, release reporting requirements relating to the release of hazardous substances into the environment, certain fuel regulations, renewable fuel standards, as discussed below, and various other laws and regulations.

Renewable Fuel Standard

CVR Refining is subject to the Clean Air Act’s renewable fuel standard (“RFS”) which requires refiners to either blend “renewable fuels” with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers, in lieu of blending. See Item 1A, “Risk Factors” and Note 17, “Commitments and Contingencies,” to the consolidated financial statements for further discussion.

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

Our Automotive segment’s net sales for the years ended December 31, 2021, 2020 and 2019 represented approximately 17%, 28% and 24%, respectively, of our consolidated net sales.

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

Suppliers

Icahn Automotive purchases parts from manufacturers and other distributors for sale in the aftermarket. Purchases are made based on current inventory or operational needs and are fulfilled by suppliers within short periods of time. During 2021, Icahn Automotive’s ten largest suppliers accounted for approximately 58% of the merchandise purchased and its two largest suppliers accounted for more than 27% of the merchandise purchased. Icahn Automotive believes that the relationships that it has established with its suppliers are generally positive. In the past, Icahn Automotive has not experienced difficulty in obtaining satisfactory sources of supply and it believes that adequate alternative sources of supply exist, at similar cost, for the types of merchandise sold in its stores.

Other Operating Segments

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. Approximately 71% of Viskase’s net sales during 2021 were derived from customers outside the United States.

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

Metals

We conducted our Metals segment through our wholly owned subsidiary, PSC Metals, LLC (“PSC Metals”). On December 7, 2021, we closed on the sale of PSC Metals. As a result, we no longer operate a Metals segment.

Employees

We have an aggregate of 36 employees at our Holding Company and Investment segment. Our other reporting segments employ an aggregate of approximately 19,500 employees, of which approximately 68% are employed within our Automotive segment, 13% are employed with our Food Packaging segment and 10% or less at each of our other segments. Approximately 19% of our employees are employed internationally, primarily within our Food Packaging and Home Fashion segments.

Available Information

Icahn Enterprises maintains a website at www.ielp.com. We provide access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge through this website as soon as reasonably practicable after such material is electronically filed with the SEC. Paper copies of annual and periodic reports filed with the SEC may be obtained free of charge upon written request by contacting our headquarters at the address located on the front cover of this report or under Investor Relations on our website. In addition, our corporate governance guidelines, including Code of Ethics and Business Conduct and Audit Committee Charter, are available on our website (under Corporate Governance) and are available in print without charge to any stockholder requesting them. Any amendment or waiver of the provisions of our Code of Ethics will be posted on our website. The SEC maintains a website that contains reports, information statements, and other information regarding issuers like us who file electronically with the SEC. The SEC’s website is located at www.sec.gov.

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

Risks Relating to Our Structure

Our general partner, and its control person, has significant influence over us, and sales by our controlling unitholder could cause our unit price to decline.

Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises, and approximately 88% of Icahn Enterprises’ outstanding depositary units as of December 31, 2021, and, as a result, has the ability to influence many aspects of our operations and affairs.

Mr. Icahn’s estate has been designed to assure the stability and continuation of Icahn Enterprises with no need to monetize his interests for estate tax or other purposes. In the event of Mr. Icahn’s death, control of Mr. Icahn’s interests in Icahn Enterprises and its general partner will be placed in charitable and other trusts under the control of senior Icahn Enterprises’ executives and Icahn family members. However, there can be no assurance that such planning will be effective. Furthermore, if upon Mr. Icahn’s death, the charitable and other trusts do not give control of Icahn Enterprises GP to Brett Icahn, Brett Icahn will have the right to terminate the manager agreement between Brett Icahn and Icahn Enterprises. In addition, it is currently anticipated that Brett Icahn will succeed Carl Icahn as Chairman of the board of Icahn Enterprises GP and as Chief Executive Officer of the Investment segment following the end of the 7-year term of the manager agreement or earlier if Carl Icahn should so determine.

Sales of a substantial number of depositary units held by Mr. Icahn and his affiliates could have a negative impact on the market price of our depositary units. Likewise, the market may anticipate sales by Mr. Icahn or his estate even if Mr. Icahn or his estate is not selling, or has no plans to sell, depositary units.

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

Our investment strategy considers various tax related impacts. Past or future legislative proposals have been or may be introduced that, if enacted, could have a material and adverse effect on us. For example, past proposals have included taxing publicly traded partnerships, such as us, as corporations and introducing substantive changes to the definition of “qualifying” income, which could make it more difficult or impossible to for us to meet the exception that allows publicly traded partnerships generating “qualifying” income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes. If certain proposals were enacted, Mr. Icahn or his estate could become subject to additional U.S. federal income tax. The imposition of such additional tax, or the potential for such additional tax to be implemented, may result in Mr. Icahn or his estate selling our depositary units. Further, the market may anticipate sales by Mr. Icahn or his estate even if Mr. Icahn or his estate is not selling, or has no plans to sell, our depositary units. We currently cannot predict the outcome of legislative proposals, including, if enacted, their impact on our operations and financial position.

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

If our unitholders sell their units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those units. Any distributions to our unitholders that were in excess of the total net taxable income our unitholders were allocated for a unit will decrease their tax basis in that unit. As a result of the reduced basis, a unitholder will recognize a greater amount of income if the unit is later sold for an amount greater than such unit’s basis. A portion of the amount realized, whether or not representing gain, may be ordinary income to the selling unitholder due to potential recapture items. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, a unitholder who sells units may incur a tax liability in excess of the amount of cash received from the sale.

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

On November 30, 2020, the IRS published final regulations (the “1446 Final Regulations”) that address withholding tax and information reporting with respect to interests in publicly traded partnerships engaged in a U.S. trade or business. The 1446 Final Regulations end the suspension of withholding on the sale or exchange of certain interests in a publicly traded partnership, effective on January 1, 2022, but place the primary responsibility for such withholding obligations for transfers effected through brokers on the broker, and not the publicly traded partnership. On August 24, 2021, the IRS issued Notice 2021-51 (the “Notice”), which states the IRS’ intent to amend the 1446 Final Regulations to defer the applicability date to January 1, 2023 and further permits taxpayers to rely upon the Notice until such amendments are issued. For transfers that occur on or after January 1, 2023, a publicly traded partnership may be liable for any underwithholding by a broker that relies on a qualified notice for which the publicly traded partnership failed to make a reasonable estimate of the amounts required for determining the applicability of the “10 percent exception.” The “10 percent exception” applies if, either (1) the publicly traded partnership was not engaged in a U.S. trade or business during a specified time period, or (2) upon a hypothetical sale of the publicly traded partnership’s assets at fair market value, (i) the amount of net gain that would have been effectively connected with the conduct of a U.S. trade or business would be less than 10% of the total net gain, or (ii) no gain would have been effectively connected with the conduct of a U.S. trade or business.

We may be liable for any underwithholding by nominees on our distributions made after January 1, 2023.

Under the 1446 Final Regulations, and as deferred by the Notice, for distributions made after January 1, 2023, a publicly traded partnership must post on its primary public website (and keep accessible for ten years), and deliver to any registered holder that is a nominee, a qualified notice that states the amount of a distribution that is attributable to each type of income group specified in the 1446 Final Regulations. If the qualified notice is incorrect such that it causes a broker to underwithhold with respect to an amount in excess of cumulative net income, the publicly traded partnership is liable for any underwithholding on such amount.

Our unitholders likely will be subject to state and local taxes and return filing or withholding requirements in states in which they do not live as a result of investing in our units.

In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Our unitholders may be required to file state and local income tax returns and pay state and local income taxes in certain of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We own property and conduct business in Florida, Massachusetts, Nevada and New York. It is each unitholder’s responsibility to file all federal, state and local tax returns. Our counsel has not rendered an opinion on the state and local tax consequences of an investment in our units.

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

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 88% of Icahn Enterprises’ outstanding depositary units as of December 31, 2021. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”). All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of December 31, 2021. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $66 million as of December 31, 2021. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

We are a holding company. In addition to cash and cash equivalents, U.S. government and agency obligations, marketable equity and debt securities and other short-term investments, our assets consist primarily of investments in our subsidiaries. Moreover, if we make significant investments in new operating businesses, it is likely that we will reduce our liquid assets in order to fund those investments and the ongoing operations of our subsidiaries. Consequently, our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units likely will depend on the cash flow of our subsidiaries and the payment of funds to us by our subsidiaries in the form of dividends, distributions, loans or otherwise.

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

Our failure to comply with the covenants under any of our debt instruments, including our indentures governing our senior unsecured notes, (including our failure to comply as a result of events beyond our control, including the change in the fair value of our investment in the Investment Funds) may trigger a default or event of default under such instruments. If there were an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. In addition, any event of default or declaration of acceleration under one debt instrument could result in an event of default and declaration of acceleration under one or more of our other debt instruments, including the exchange notes. It is possible that, if the defaulted debt is accelerated, our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments and we cannot assure you that we would be able to refinance or restructure the payments on those debt securities.

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

As of December 31, 2021, we had investments in the Investment Funds with a fair market value of approximately $4.2 billion, which may be accessed on short notice to satisfy our liquidity needs. However, if the Investment Funds experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.

Future cash distributions to Icahn Enterprises’ unitholders, if any, can be affected by numerous factors.

While we made cash distributions to Icahn Enterprises’ unitholders in each of the four quarters of 2021, the payment of future distributions will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered.

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

As of December 31, 2021, our top five holdings in the Investment Funds had a market value of approximately $5.6 billion, which represented approximately 60% of our assets under management for the Investment Segment. Therefore, a significant decline in the fair market values of our larger positions may have a material adverse impact on our consolidated financial position, results of operations or cash flows and the trading price of our depositary units. Certain of the companies in our Investment Funds file annual, quarterly and current reports with the SEC, which are publicly available, and contain additional risk factors with respect to such companies.

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

The Investment Funds invest in distressed securities, as well as bank loans, asset backed securities and mortgage-backed securities.

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

In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations or other developments could require our businesses to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. These expenditures or costs for environmental compliance could have a material adverse effect on our operating subsidiaries’ results of operations, financial condition and profitability. Certain of our subsidiaries’ facilities operate under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. These permits, licenses, approvals, limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval, limit or standard. Non-compliance or incomplete documentation of our subsidiaries’ compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, there may be times when certain of our subsidiaries are unable to meet the standards and terms and conditions of our permits, licenses and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on their ability to operate their facilities and accordingly on our consolidated financial position, results of operations or cash flows. Refer to Note 17, “Commitments and Contingencies,” to the consolidated financial statements for additional discussion of environmental matters affecting our businesses.

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

The U.S. Environmental Protection Agency (the “EPA”) has promulgated the Renewable Fuel Standards (“RFS”), which requires refiners to either blend “renewable fuels,” such as ethanol and biodiesel, into their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. Under the RFS, the volume of renewable fuels that refineries like Coffeyville and Wynnewood are obligated to blend into their finished petroleum products is adjusted annually by the EPA. The petroleum business is not able to blend the substantial majority of its transportation fuels, so it has to purchase RINs on the open market as well as waiver credits for cellulosic biofuels from the EPA, or receive exemptions in order to comply with the RFS. The price of RINs became extremely volatile when the EPA’s proposed renewable fuel volume mandates approached and exceeded the “blend wall.” The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume (“E10 gasoline”) is blended into transportation fuel.

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

Our Energy segment’s petroleum business may enter into commodity derivatives contracts to mitigate crack spread or inventory risk with respect to a portion of its expected refined products production or crude oil products inventory. However, its hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including its failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of its hedging arrangements to produce the anticipated results. The petroleum business may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit its ability to benefit from favorable changes in margins. In addition, the petroleum business’ hedging activities may expose it to the risk of financial loss in certain circumstances, including instances in which:

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

Our consolidated results of operations and financial condition have recently been impacted primarily by the net declines in fair value of investments held by our Investment segment and the Holding Company as well as declines in the global demand for crude oil, refined products and liquid transportation fuels with respect to our Energy segment. The impact on our businesses has also included the acceleration of planned store closures in our Automotive segment, lowering forecasts across various segments and recording write-downs to inventories and other assets. In addition, the COVID-19 pandemic may subject our and our subsidiaries’ operations, financial performance and financial condition to a number of additional operational-related, market-related and liquidity and funding-related risks.

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

Automotive

Icahn Automotive’s operations include approximately 1,427 company operated store locations, 753 franchise locations and 46 tire hub and distributions centers throughout the United States. Approximately 80% of Icahn Automotive’s facilities are leased and the remainder are owned.

Food Packaging

Viskase’s operations include ten manufacturing facilities throughout North America, Europe, South America and Asia.

Item 3. Legal Proceedings

We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business. We also incorporate by reference into this Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in Note 17, “Commitments and Contingencies,” to the consolidated financial statements as set forth in Item 8 of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Market Information

Icahn Enterprises’ depositary units are traded on the Nasdaq Global Select Market under the symbol “IEP.”

Holders of Record

As of December 31, 2021, there were approximately 1,800 record holders of Icahn Enterprises’ depositary units including multiple beneficial holders at depositories, banks and brokers listed as a single record holder in the street name of each respective depository, bank or broker.

Item 6. Reserved

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

Executive Overview

Introduction

Icahn Enterprises L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987 and headquartered in Sunny Isles Beach, Florida. We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Real Estate, Home Fashion and Pharma. In addition, we operated our Metals segment until sold in December 2021. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises (unless otherwise noted), and investment activity and expenses associated with our Holding Company. Our historical results also report the results of our Mining segment, until sold on August 1, 2019. References to “we,” “our” or “us” herein include Icahn Enterprises and its subsidiaries, unless the context otherwise requires.

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2021, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 88% of Icahn Enterprises’ outstanding depositary units as of December 31, 2021.

Significant Transactions and Developments

Tender Offer

On October 27, 2021, IEP Utility Holdings LLC (“IEP Utility”), a wholly owned subsidiary of Icahn Enterprises Holdings, commenced a cash offer (the “SWX Tender Offer”) to acquire, subject to certain terms and conditions, all of the issued and outstanding shares of common stock of Southwest Gas Holdings, Inc. (“Southwest Gas”) not held by affiliates of Icahn Enterprises Holdings at a price of $75.00 per share. Southwest Gas, through its wholly owned subsidiaries, is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Southwest Gas’ shares of common stock are listed on the New York Stock Exchange under the symbol “SWX.” The SWX Tender Offer has been extended and is scheduled to expire at 12:00 midnight, New York City Time, on March 23, 2022, unless the offer is further extended.

Sale of PSC Metals, LLC

On December 7, 2021, we closed on the previously announced sale of 100% of the equity interests in PSC Metals, LLC (“PSC Metals”). In connection with this sale, we received proceeds of $323 million and recorded a pretax gain on disposition of assets of $163 million in the fourth quarter of 2021. As a result of the sale of PSC Metals, we no longer operate a Metals segment.

Debt Issuances and Repayments

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

In February 2022, we repaid all of our outstanding $500 million aggregate principal amount of 6.750% senior unsecured notes due 2024 at par.

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

The comparability of our summarized consolidated financial results presented below is affected by, among other factors, (i) the performance of the Investment Funds, (ii) the results of our Energy segment’s operations, impacted by the demand and prices for its products and (iii) the sales of PSC Metals in 2021 and Ferrous Resources in 2019. Refer to our respective segment discussions and “Other Consolidated Results of Operations,” below for further discussion.

							Net Income (Loss) From
							Continuing Operations
				Net Income (Loss) From			Attributable to Icahn
	Revenues			Continuing Operations			Enterprises
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019

	(in millions)
Investment	$202	$(1,249)	$(1,414)	$(32)	$(1,447)	$(1,543)	$(16)	$(765)	$(775)
Holding Company	(25)	(70)	(261)	(402)	(476)	(599)	(402)	(476)	(599)

Other Operating Segments:
Energy	7,327	3,966	6,385	29	(327)	314	(5)	(194)	246
Automotive	2,360	2,465	2,895	(260)	(198)	(197)	(260)	(198)	(197)
Food Packaging	402	403	377	(2)	4	(22)	(2)	4	(17)
Real Estate	96	98	103	(8)	(16)	16	(8)	(16)	16
Home Fashion	197	190	186	(8)	(7)	(17)	(8)	(7)	(17)
Pharma	85	3	—	(3)	(1)	—	(3)	(1)	—
Metals	684	317	341	186	—	(22)	186	—	(22)
Mining	—	—	382	—	—	311	—	—	299
Other operating segments	11,151	7,442	10,669	(66)	(545)	383	(100)	(412)	308
Consolidated	$11,328	$6,123	$8,994	$(500)	$(2,468)	$(1,759)	$(518)	$(1,653)	$(1,066)

Management’s Discussion and Analysis of Results of Operations discusses the comparisons between the years ended December 31, 2021 and 2020. Certain discussions of results of operations for the comparisons between the years ended December 31, 2020 and 2019 are not included in this Report. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 26, 2021, which is incorporated by reference herein, for such discussions.

Investment

We invest our proprietary capital through various private investment funds (the “Investment Funds”). As of December 31, 2021 and 2020, we had investments with a fair market value of approximately $4.2 billion and $4.3 billion, respectively, in the Investment Funds. As of December 31, 2021 and 2020, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn), was approximately $5.0 billion and $5.0 billion, respectively.

Our Investment segment’s results of operations are reflected in net income (loss) in the consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of December 31, 2021.

For the years ended December 31, 2021, 2020 and 2019, our Investment Funds’ returns were (0.3)%, (14.3)%, and (15.4)%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses. The following table sets forth the performance attribution for the Investment Funds’ returns:

	Year Ended December 31,
	2021	2020	2019
Long positions	84.9%	0.6%	16.4%
Short positions	(84.0)%	(14.9)%	(31.9)%
Other	(1.2)%	—%	0.1%
	(0.3)%	(14.3)%	(15.4)%

The following table presents net income (loss) for our Investment segment:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Long positions	$2,916	$(50)	$1,492
Short positions	(2,906)	(1,400)	(3,045)
Other	(42)	3	10
	$(32)	$(1,447)	$(1,543)

For 2021, the Investment Funds’ negative performance was driven by net losses in short positions, offset in part by net gains in long positions. The negative performance of our Investment segment’s short positions was driven primarily by the negative performance of broad market hedges of $1.2 billion, an energy sector investment of $752 million and a consumer, cyclical sector investment of $506 million. The aggregate performance of investments with net losses across various sectors accounted for an additional negative performance of our Investment segment’s short positions. The negative performance of our Investment segment’s short positions was offset in part by gains from a consumer, cyclical sector investment of $204 million. The positive performance of our Investment segment’s long positions was driven primarily by gains from two energy sector investments aggregating approximately $1.7 billion, a consumer, non-cyclical sector investment of $420 million and a utilities sector investment of $220 million. The aggregate performance of investments with net gains across various sectors accounted for an additional positive performance of our Investment segment’s long positions.

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

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The sale of petroleum products accounted for approximately 93%, 91% and 94% of our Energy segment’s net sales for the years ended December 31, 2021, 2020 and 2019, respectively.

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

In addition to recent market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard of the United States Environmental Protection Agency, which requires the operating companies in our Energy segment to either blend “renewable fuels” with their transportation fuels or purchase renewable identification numbers (“RINs”), to the extent available, in lieu of blending, or to seek other exemptions. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Refer to Note 17, “Commitments and Contingencies,” to the consolidated financial statements for further discussion of RINs.

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

The following table presents our Energy segment’s net sales, cost of goods sold and gross margin:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Net sales	$7,242	$3,930	$6,364
Cost of goods sold	7,069	4,164	5,707
Gross margin	$173	$(234)	$657

Net sales for our Energy segment increased by approximately $3.3 billion (84%) for the year ended December 31, 2021 as compared to the comparable prior year period due to an increase in our petroleum business’ net sales, which increased approximately $3.1 billion, as well as an increase in our nitrogen fertilizer business’ net sales, which increased $183 million over the comparable periods. The increase in the petroleum business’ net sales was primarily due to an increase in sales of gasoline and distillates attributable to an increase in volumes and more favorable pricing conditions. Volumes were lower in the comparable prior year period due to the full planned turnaround at one of the refineries while another refinery experienced reduced utilization in response to demand reductions driven by the impacts of the COVID-19 pandemic. Our nitrogen fertilizer business’ net sales increased primarily due to an increase in urea ammonium nitrate (“UAN”) sales primarily due to favorable pricing conditions.

Cost of goods sold for our Energy segment increased by approximately $2.9 billion (70%) for the year ended December 31, 2021 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher cost of consumed crude oil. The higher cost of consumed crude oil was due to an increase in volumes, as discussed above, as well as a $245 million increase in the net cost of RINs and lower derivative performance of $99 million. Gross margin for our Energy segment improved by $407 million for the year ended December 31, 2021 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 2% and (6)% for the year ended December 31, 2021 and 2020, respectively. The improvement in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to higher crack spreads, offset in part by an increase in the net cost of RINs and lower derivative performance.

Automotive

Our Automotive segment’s results of operations are generally driven by the distribution and installation of automotive aftermarket parts and the demand for automotive service and maintenance, and is affected by the relative strength of automotive part replacement trends, among other factors.

Our Automotive segment has been in the process of implementing a multi-year transformation plan, which includes the restructuring of its businesses. The transformation plan includes operating the automotive services and aftermarket parts businesses as separate businesses, streamlining Icahn Automotive’s corporate and field support teams, facility closures, consolidations and conversions, inventory optimization actions, and the re-focusing of its automotive parts business on certain core markets. As part of this plan, in 2021 Icahn Automotive entered into an agreement to sell certain inventory assets relating to its aftermarket parts business at 109 locations and a distribution center in California and certain other inventory and fixed assets in California. Aftermarket parts sales from these locations aggregated $78 million during the year ended December 31, 2021. Costs to implement the transformation plan include restructuring charges, which are recorded when specific plans are approved.

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

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Net sales and other revenue from operations	$2,384	$2,478	$2,884
Cost of goods sold and other expenses from operations	1,801	1,793	2,089
Gross margin	$583	$685	$795

Net sales and other revenues from operations for our Automotive segment for the year ended December 31, 2021 decreased by $94 million (4%) as compared to the comparable prior year period. The decrease was attributable to a decrease in aftermarket parts sales of $243 million (19%), offset in part by an increase in automotive services revenue of $149 million (12%). Store closures related to the transformation plan accounted for a $249 million decrease in aftermarket parts sales, which was offset in part by a $6 million increase in aftermarket parts sales on an organic basis. The increase in automotive services revenues represents an increase on a primarily organic basis as sales have improved over the comparable prior year period. The COVID-19 pandemic, and the impacts of the actions taken by governments and others, have significantly contributed to a decline in revenues in 2020, which have recovered significantly in 2021.

Cost of goods sold and other expenses from operations for the year ended December 31, 2021 increased by $8 million as compared to the comparable prior year period. The increase was primarily due to a $56 million inventory obsolescence write-down and higher costs associated with higher services revenues, offset in part by lower costs attributable to lower aftermarket parts sales. Gross margin on net sales and other revenue from operations for the year ended December 31, 2021 decreased by $102 million (15%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 24% and 28% for the years ended December 31, 2021 and 2020, respectively. Gross margins were negatively impacted by the write down to inventory, as described above, and the continuation of store closures however, this was offset in part by an increase in services revenues, which had a positive impact on gross margins.

Food Packaging

Our Food packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Net sales for the year ended December 31, 2021 increased $7 million (2%) as compared to the comparable prior year period. The increase was due to an increase in price and product mix as well as the favorable effects of foreign exchange, offset in part by lower volumes. Cost of goods sold for the year ended December 31, 2021 increased by $16 million (5%) as compared to the comparable prior year period due to the effects raw material price inflation, manufacturing variances and distribution costs. Gross margin as a percentage of net sales was 18% and 20% for the year ended December 31, 2021 and 2020, respectively.

Real Estate

Our Real Estate segment consists primarily of investment properties, the development and sale of single-family homes, and the management of a country club. Sales of single-family homes are included in net sales in our consolidated statements of operations. Results from investment properties and country club operations are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for each of the years ended December 31, 2021 and 2020 were primarily derived from the sale of residential units and rental operations.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Net sales for the year ended December 31, 2021 increased by $9 million (5%) compared to the comparable prior year period primarily due to the reduced impact of the COVID-19 pandemic on our Home Fashion segment’s hospitality and department store businesses, offset in part by a decline resulting from lower demand for facemasks. Cost of goods sold for the year ended December 31, 2021 increased $9 million (6%) compared to the comparable prior year period due to higher material and freight costs. Gross margin as a percentage of net sales was 19% and 20% for the year ended December 31, 2021 and 2020, respectively. The decrease is due to higher material and freight costs and a decline in the sale of certain higher margin products.

Metals

The scrap metals business is highly cyclical and is substantially dependent upon the overall economic conditions in the United States and other global markets. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn or stagnation. As discussed above, we sold PSC Metals on December 7, 2021, which impacts the comparability of the results of operations discussed below.

Net sales for the year ended December 31, 2021 increased by $211 million (67%) compared to the comparable prior year period primarily due to higher volumes and higher selling prices. Cost of goods sold for the year ended December 31, 2021 increased by $183 million (61%) compared to the comparable prior year period due to higher volumes as well as higher material costs. Gross margin as a percentage of net sales was 8% and 5% for the year ended December 31, 2021 and 2020, respectively, with the improvement primarily due to higher material margins as the prior year period was negatively impacted by the effects of the COVID-19 pandemic.

Holding Company

Our Holding Company’s results of operations primarily reflect investment gains and losses from equity investments and the interest expense on its senior unsecured notes for each of the years ended December 31, 2021 and 2020.

Other Consolidated Results of Operations

Gain On Disposition of Assets, Net

As discussed in Note 1, "Description of Business," to the consolidated financial statements, we sold PSC Metals, resulting in a pretax gain on disposition of assets of $163 million for the year ended December 31, 2021. In addition, we sold Ferrous Resources, resulting in a pretax gain on disposition of assets of $252 million for the year ended December 31, 2019.

Selling, General and Administrative

Our consolidated selling, general and administrative during the year ended December 31, 2021 increased by $50 million (4%) as compared to the comparable prior year period primarily due to the addition of the results of our Pharma segment for a full year, our Energy segment, primarily due to higher share-based compensation as well as higher compensation costs for our Investment segment, offset in part by lower costs resulting from our Automotive segment, due to store closures and our Real Estate segment, which incurred additional costs in the second quarter of 2020 relating to the demolition of one of its properties.

Impairment

Refer to Note 5, “Fair Value Measurements,” and Note 9, “Goodwill and Intangible Assets, Net,” to the consolidated financial statements for a discussion of impairments of assets, which were not significant.

Interest Expense

Our consolidated interest expense during the year ended December 31, 2021 decreased by $22 million (3%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense for our Holding Company and Energy segment due to lower weighted average interest rates resulting from their respective debt refinancings. This was offset in part by an increase in interest expense for our Investment segment relating to its derivatives and margin balances.

Income Tax Expense

Certain of our subsidiaries are partnerships not subject to taxation in our consolidated financial statements and certain other subsidiaries are corporations, or subsidiaries of corporations, subject to taxation in our consolidated financial statements. Therefore, our consolidated effective tax rate generally differs from the statutory federal tax rate. Refer to Note 14, “Income Taxes,” to the consolidated financial statements for a discussion of income taxes.

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

As of December 31, 2021, our Holding Company had cash and cash equivalents of $1.7 billion and total debt of approximately $5.8 billion. As of December 31, 2021, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.2 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

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

The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of December 31, 2021, except for the 4.750% senior unsecured notes due 2024, the 5.250% senior unsecured notes due 2027 and 4.375% senior unsecured notes due 2029, are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.

As of December 31, 2021 and 2020, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2021, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

In February 2022, we repaid all of our outstanding $500 million aggregate principal amount of 6.750% senior unsecured notes due 2024 at par.

Future Debt Service Obligations

Interest payments on our Holding Company’s senior unsecured notes, including the effects of the debt repayment in January 2022, as described above, will be approximately $308 million for 2022, $290 million for each of 2023 and 2024, $237 million for 2025 and an aggregate of $276 million for 2026 through 2029.

At-The-Market Offerings

In May 2019, Icahn Enterprises entered into a new Open Market Sale Agreement, pursuant to which Icahn Enterprises was able to sell its depositary units, from time to time, for up to $400 million in aggregate sale proceeds, under its ongoing “at-the-market” offering. This agreement has been subsequently terminated and superseded by subsequent agreements with substantially the same terms. During the year ended December 31, 2021, Icahn Enterprises sold 15,170,519 depositary units pursuant to these agreements, resulting in gross proceeds of $833 million. As of December 31, 2021, we continue to have an active Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $328 million in aggregate gross sale proceeds pursuant to this agreement entered into on December 3, 2021. No assurance can be made that any or all amounts will be sold during the term of this agreement, and we have no obligation to sell additional depositary units under this Open Market Sale Agreement. Depending on market conditions, we may continue to sell depositary units under the Open Market Sale Agreement, and, if appropriate, enter into a new Open Market Sale Agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing Open Market Sale Agreement. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. While we were able to sell shares during the year ended December 31, 2021, there can be no assurance that any future capital will be available on acceptable terms or at all under this program.

LP Unit Distributions

During the year ended December 31, 2021, we declared four quarterly distributions aggregating $8.00 per depositary unit. In connection with these distributions, aggregate cash distributions to all depositary unitholders were $132 million.

On February 23, 2022, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about April 27, 2022 to depositary unitholders of record at the close of business on March 18, 2022. Depositary unitholders will have until April 14, 2022 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending April 22, 2022. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

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

Sale of PSC Metals

On December 7, 2021, we closed on the previously announced sale of 100% of the equity interests in PSC Metals, LLC (“PSC Metals”). In connection with this sale, we received proceeds of $323 million.

Sale of Investments

During 2021, we received proceeds of $405 million from the sale of equity investments held by the Holding Company.

Tender Offer

On October 27, 2021, IEP Utility, a wholly owned subsidiary of Icahn Enterprises Holdings, commenced the SWX Tender Offer. We estimate that the maximum amount of funds required to complete the SWX Tender Offer would be up to approximately $4.2 billion. IEP Utility and Icahn Enterprises Holdings intend to obtain such funds from cash, cash equivalents, and from their ability to make redemptions from their investment in the Investment Funds.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of December 31, 2021, the Investment Funds’ had a net short notional exposure of 31%. The Investment Funds’ long exposure was 112% (111% long equity and 1% long credit) and its short exposure was 143% (121% short equity and 22% short credit). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at December 31, 2021.

Of the Investment Funds’ 112% long exposure, 95% was comprised of the fair value of its long positions (with certain adjustments) and 17% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds’ 143% short exposure, 57% was comprised of the fair value of its short positions and 86% was comprised of short broad market index swap derivative contracts and short credit default swap contracts.

With respect to both our long positions that are not notionalized (95% long exposure) and our short positions that are not notionalized (57% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other short positions (86% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	December 31,
	2021	2020

	(in millions)
Energy	$510	$667
Automotive	28	25
Food Packaging	10	16
Real Estate	30	21
Home Fashion	3	2
Pharma	14	8
Metals	—	1
	$595	$740

Segment Borrowings and Availability

Segment debt consists of the following:

	December 31,
	2021	2020

	(in millions)
Energy	$1,660	$1,691
Automotive	26	368
Food Packaging	155	151
Real Estate	1	1
Home Fashion	40	21
Metals	—	16
	$1,882	$2,248

In June 2021, CVR Partners issued $550 million in aggregate principal amount of 6.125% senior secured notes due 2028. Proceeds from these notes were used to fund a partial redemption of its existing 9.25% senior secured notes due 2023. Subsequent to this, an additional $30 million of CVR Partners’ existing 9.25% senior secured notes due 2023 were redeemed in 2021 and the remaining $65 million outstanding was redeemed in February 2022. These senior secured notes issued by CVR Partners are guaranteed on a senior secured basis by all of CVR Partners’ existing domestic subsidiaries, excluding CVR Nitrogen Finance Corporation. The indenture governing these notes contain certain covenants that restrict the ability of the issuers and their restricted subsidiaries from incurring additional debt or issuing certain disqualified equity, create liens on certain assets to secure debt, pay dividends/distributions or make other equity distributions, purchase or redeem capital stock/common units, make certain investments, transfer and sell assets, agree to certain restrictions on the ability of restricted subsidiaries to make distributions, loans, or other asset transfers to the issuers, consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets, engage in transactions with affiliates and designate restricted subsidiaries as unrestricted subsidiaries.

In August 2021, all of our Automotive segment’s outstanding credit facility was repaid in full in the amount of $350 million.

As of December 31, 2021, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

December 31,
2021
(in millions)
Energy	$396
Food Packaging	19
Home Fashion	8
$423

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

Future Debt Service Obligations

Future debt service obligations for our other operating segments are primarily within our Energy segment.

After giving effect to certain debt activity in February 2022, as discussed above, our Energy segment’s future debt maturities (excluding financing leases) are $600 million for 2025 and $950 million for 2028. Future interest payments for our Energy segment are expected to be approximately $88 million to $89 million for each of 2022, 2023 and 2024. Interest payments are expected to be $62 million for 2025, $57 million for 2026 and an aggregate of $77 million for 2027 through 2028.

Subsidiary Dividends

In the second quarter of 2021, our Energy segment paid a special dividend, which was comprised of $241 million in cash as well as the common stock of an equity investment with a fair value of $251 million. Our portion of the dividend included $171 million in cash and the common stock of an equity investment with a fair value of $177 million. In addition, in the third and fourth quarters of 2021, our Energy segment had aggregate distributions to non-controlling interests of $31 million as a result of distributions paid by CVR Partners to its common unit holders.

Subsidiary Stock Repurchase Program

On October 23, 2019, the Board of Directors of CVR Energy approved a stock repurchase program which would enable it to repurchase up to $300 million of its common stock from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The stock repurchase program has a duration of four years, which may be terminated by the Board of Directors of CVR Energy at any time. Repurchases, if any, including the timing, price and amount, may be made at the discretion of CVR Energy management and CVR Energy is not obligated to make any repurchases. CVR Energy did not repurchase any shares of its common stock as of December 31, 2021.

On May 6, 2020, the Board of Directors of CVR Partners’ general partner approved a unit repurchase program which would enable it to repurchase up to $10 million of its common units from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. On February 22, 2021, the Board of Directors of CVR Partners authorized an additional $10 million under the unit repurchase program. During 2021, CVR Partners repurchased common units on the open market at a cost of $1 million. As of December 31, 2021, CVR Partners has $12 million remaining under its unit repurchase program.

Purchase Obligations

Future purchase obligations for our other operating segments are primarily within our Energy and Pharma segments, as discussed in Note 17, “Commitments and Contingencies,” to the consolidated financial statements.

Consolidated Cash Flows

Our Holding Company’s cash flows are generally driven by payments and proceeds associated with our senior unsecured debt obligations and payments and proceeds associated with equity transactions with Icahn Enterprises’ depositary unitholders. Additionally, our Holding Company’s cash flows include transactions with our Investment and other operating segments. Our Investment segment’s cash flows are primarily driven by investment transactions, which are included in net cash flows from operating activities due to the nature of its business, as well as contributions to and distributions from Mr. Icahn and his affiliates (including Icahn Enterprises) and Brett Icahn, which are included in net cash flows from financing activities. Our other operating segments’ cash flows are driven by the activities and performance of each business as well as transactions with our Holding Company, as discussed below.

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities	Activities	Activities	Activities

	(in millions)
Holding Company	$(368)	$507	$704	$(351)	$(954)	$(911)	$(322)	$898	$738
Investment	381	—	74	(191)	—	763	(1,873)	—	220

Other Operating Segments:
Energy	396	(238)	(315)	90	(423)	355	747	(121)	(642)
Automotive	(119)	77	42	(9)	53	(45)	(134)	(104)	241
Food Packaging	3	(17)	4	34	(19)	(18)	—	(17)	(5)
Real Estate	18	(9)	3	24	(4)	(46)	20	(22)	(8)
Home Fashion	(20)	(2)	18	3	(5)	2	(4)	(27)	36
Pharma	6	—	—	(2)	12	(2)	—	—	—
Metals	24	(11)	(16)	(14)	(1)	9	13	(30)	5
Mining	—	—	—	—	—	—	93	(14)	4
Other operating segments	308	(200)	(264)	126	(387)	255	735	(335)	(369)
Total before eliminations	321	307	514	(416)	(1,341)	107	(1,460)	563	589
Eliminations	—	221	(221)	—	760	(760)	—	23	(23)
Consolidated	$321	$528	$293	$(416)	$(581)	$(653)	$(1,460)	$586	$566

The discussion of consolidated cash flows below primarily discusses the comparisons between the years ended December 31, 2021 and 2020. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 26, 2021, which is incorporated by reference herein, for additional discussion of consolidated cash flows for the comparisons between the years ended December 31, 2020 and 2019.

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

Holding Company

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Operating Activities:
Cash payments for interest on senior unsecured notes	$(339)	$(366)	$(374)
Interest and dividend income	5	22	69
Net cash receipts for income taxes, net of payments	—	22	7
Operating costs and other	(34)	(29)	(24)
	$(368)	$(351)	$(322)
Investing Activities:
Proceeds from sale of businesses and assets	$323	$—	$463
Purchases of investments	—	(197)	—
Proceeds from sale of investments	405	22	458
Proceeds from sale of CVR Refining common units to CVR Energy	—	—	60
Net investments in the Investment Funds	—	(750)	—
Net (investments in) distributions from other operating segments	(221)	(10)	(83)
Other investing activities, net	—	(19)	—
	$507	$(954)	$898
Financing Activities:
Partnership contributions	$835	$102	$55
Partnership distributions	(134)	(526)	(112)
Net debt transactions	3	(487)	795
	$704	$(911)	$738
(Decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$843	$(2,216)	$1,314

The decrease in interest payments during 2021 compared to 2020 is due to lower interest rates on certain of our senior unsecured notes due to certain debt refinancings in the first and second quarters of 2021.

Proceeds from the sale of businesses and assets includes proceeds from the sales PSC Metals in 2021 and Ferrous Resources in 2019.

Net (investments in) distributions from the Investment Funds and Net distributions from (investments in) other operating segments are eliminated in consolidation and discussed further below.

Partnership contributions represent sales in connection with our “at-the-market” offerings pursuant to our Open Market Sale Agreements entered into beginning May 2019, as discussed above.

Partnership distributions represent cash paid to depositary unitholders in connection with our regularly quarterly distributions. Mr. Icahn and his affiliates have historically elected to receive their distributions in additional units; however, for the first quarter of 2020, they elected to receive their distribution in cash. For distributions declared for all other quarters in 2021, 2020 and 2019, Mr. Icahn and his affiliates elected to receive their distributions in additional depositary units.

Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Our Investment segment’s cash flows from financing activities for the comparable periods were due to contributions from, and distributions to, our Holding Company, Mr. Icahn and his affiliates and Brett Icahn. Our Investment segment had net cash provided by financing activities of $74 million for the year ended December 31, 2021, as a result of contributions from Brett Icahn in accordance with his manager agreement. For the year ended December 31, 2020, our Investment segment had net cash provided by financing activities of $763 million, including an investment from us of $750 million, net of redemptions, a contribution of $12 million from Brett Icahn in accordance with his manager agreement and $1 million from Mr. Icahn and his affiliates (excluding us).

Other Operating Segments

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Operating Activities:
Net cash flow from operating activities before changes in operating assets and liabilities	$158	$(49)	$652
Changes in operating assets and liabilities	150	175	83
	$308	$126	$735
Investing Activities:
Capital expenditures	$(305)	$(197)	$(250)
Turnaround expenditures	(5)	(159)	(38)
Acquisition of businesses, net of cash acquired	(20)	10	(39)
Purchases of investments	—	(140)	(50)
Proceeds from sale of investments	40	75	—
Proceeds from sale of assets	91	25	42
Other	(1)	(1)	—
	$(200)	$(387)	$(335)
Financing Activities:
Net debt and supply chain financing activity	$(380)	$302	$(37)
Distributions to non-controlling interests	(101)	(36)	(119)
Payments to acquire additional interests in consolidated subsidiaries	—	—	(301)
Net contributions from (distributions to) Holding Company	221	10	83
Other	(4)	(21)	5
	$(264)	$255	$(369)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	3	(4)	(2)
(Decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$(153)	$(10)	$29

Our other operating segments’ net cash flow from operating activities before changes in operating assets and liabilities were primarily attributable to our Automotive segment’s negative results in 2021 and 2020 and our Energy segment’s positive results from operations for 2021.

Changes in operating assets and liabilities for 2021 were primarily attributable to our Energy segment resulting primarily from an increase in crude oil prices during 2021 and increase in its open RFS position. Changes in operating assets and liabilities for 2020 were primarily attributable to our Automotive segment resulting from inventory reductions.

Capital expenditures are primarily from our Energy and Automotive segments and are primarily for maintenance. Refer to Note 13, “Segment and Geographic Reporting,” for capital expenditures reported for each of our segments. Turnaround expenditures relates to our Energy segment, which were higher in 2020 due to planned maintenance at one of its refineries.

Purchases of investments primarily relates to our Energy segment’s purchase of an equity investment in 2020. Proceeds from sale of investments relates to our Automotive segment’s cash received from 767 Leasing in 2021 and 2020.

Proceeds from sale of assets are primarily due to our Automotive segment in 2021 and our Automotive and Real Estate segments in 2020. Our Automotive segment continues to sell stores and other assets in connection with its transformation plan.

Distributions to non-controlling interests were from our Energy segment relating to its regular quarterly dividends and distributions, excluding payments made to us, as well as a special dividend made in 2021. Due to the recent economic conditions, our Energy segment only paid dividends in 2020 relating to the fourth quarter of 2019 and a reduced dividend relating to the first quarter of 2020.

Net contributions from and distributions to our Holding Company include the dividends and distributions paid by our Energy segment of $171 million in 2021 compared to $85 million in 2020, as well as by our Automotive segment of $36 million in 2021 compared to $75 million in 2020. During 2021, Automotive segment received funds in the form of investments and loans from our Holding Company of $425 million compared to $115 million for 2020, primarily for the refinancing of its debt and costs associated with our Automotive segment’s multi-year transformation plan. During 2020, our Food Packaging segment received funds in the amount of $100 million in connection with Viskase’s equity private placement in October 2020. Our other operating segments received funds in the form of loans and investments from our Holding Company aggregating $3 million in 2021 compared to $23 million in 2020.

Consolidated Capital Spending

Refer to Note 13, “Segment and Geographic Reporting,” for a reconciliation of our segments’ capital expenditures to consolidated capital expenditures for each of the years ended December 31, 2021, 2020 and 2019. In addition, our Energy segment had turnaround expenditures of $5 million, $159 million and $38 million during the years ended December 31, 2021, 2020 and 2019, respectively, which is reported separately from capital expenditures in our consolidated statements of cash flows.

For 2022, we estimate our consolidated capital expenditures to be approximately $212 million to $241 million for our Energy segment, for both maintenance and growth, including $70 million to $80 million for our Energy segments’ renewable diesel unit capital expenditures, $140 million for our Automotive segment and approximately $89 million in the aggregate for all other segments. Our Energy segment also expects its turnaround expenditures to be approximately $28 million to $33 million in 2022.

In addition, our Energy segment approved a renewable diesel project at one of its refineries, which would convert the refinery’s hydrocracker to a renewable diesel unit (“RDU”) capable of producing 100 million gallons of renewable diesel per year. The total estimated costs for the project are currently $160 million and completion of the project is expected in in the second quarter to 2022. In May 2021, our Energy segment approved $10 million to complete the process design and ordering of certain long-lead equipment relating to a potential project to add pretreating capabilities for the RDU at one of its refineries and to complete process design to potentially convert an existing hydrotreater at another refinery to renewable diesel service. In November 2021, our Energy segment approved a pretreater project at one of its refineries, which is expected to be completed in the fourth quarter of 2022 at an estimated cost of $60 million.

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

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. For each of December 31, 2021 and 2020, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

See Note 14, “Income Taxes,” to the consolidated financial statements for further discussion regarding our income taxes.

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

Long-Lived Assets

Long-lived assets held and used by our various operating segments and long-lived assets to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate a possible significant deterioration in future expected cash flows that could result in the carrying amount of an asset not being recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the remaining useful life of the asset and its eventual disposition. Assumptions used in the review of recoverability require the exercise of significant judgment, including judgment about terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. If the sum of the estimated future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, a fair value assessment is performed. If the carrying amount of the asset exceeds its fair value, an impairment loss is recognized in accordance with U.S. GAAP. Similarly, long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2021, our long-lived assets did not have any impairment indicators.

Goodwill

Indefinite-lived intangible assets, such as goodwill and trademarks, held by our various segments are reviewed for impairment annually, or more frequently if impairment indicators exist. Goodwill impairment testing consists of (i) a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, and/or, if necessary, (ii) a quantitative analysis which involves comparing the fair value of our reporting units to their respective carrying values. If the fair value of the reporting unit exceeds its carrying value, no impairment is necessary. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss, equal to the difference (limited to the total amount of goodwill allocated to the tested reporting unit), is recognized in accordance with U.S. GAAP. As of December 31, 2021, our consolidated goodwill was $290 million, primarily within our Automotive segment’s Service reporting unit. We perform the annual goodwill impairment test for our Automotive segment as of October 1 of each year. Based on our annual goodwill impairment analysis for our Automotive segment, we determined that the fair value of our Automotive segment’s Service reporting unit was significantly in excess of its carrying value and therefore, no impairment is required. As of December 31, 2021, our Automotive segment had remaining goodwill of $250 million, which is allocated entirely to its Service reporting unit.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported in our consolidated balance sheets. Based on their respective balances as of December 31, 2021, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives, based on the price impact on notional value, would decrease by approximately $895 million, $534 million and $1.2 billion, respectively. However, as of December 31, 2021, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our consolidated statements of operations would be less than the change in fair value since we have an investment of approximately 45% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 55% of the change in fair value. As of December 31, 2020, we estimated that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives, based on the price impact on notional value, would decrease by approximately $824 million, $252 million and $1.3 billion, respectively and as of December 31, 2020, our investment in the Investment Funds was 46%.

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

Our operating subsidiaries have variable rate debt with a principal amount outstanding aggregating $195 million as of December 31, 2021, primarily at our Food Packaging segment. A 1.0% increase in interest rates would increase interest expense by approximately $2 million on an annualized basis, thus decreasing net income by the same amount. Additionally, as of December 31, 2021, our operating segments have additional borrowing availability subject to variable interest rates aggregating $423 million, which if outstanding, would increase our operating segments’ exposure to changes in interest rates.

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

Food Packaging

Viskase has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which they operate. Viskase is exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect Viskase’s financial condition. Viskase recorded translation gains (losses) in accumulated other comprehensive loss of $(5) million and $3 million for the years ended December 31, 2021 and 2020, respectively, and recorded translation (losses) gains in earnings of $(14) million and $(5) million for the years ended December 31, 2021 and 2020, respectively.

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

Compliance Program Price Risk

As a producer of transportation fuels from petroleum, our Energy segment’s petroleum business is required to blend biofuels into the product it produces or to purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA. CVR Refining is exposed to market risk related to volatility in the price of RINs needed to comply with the Renewable Fuel Standards. To mitigate the impact of this risk on our Energy segment’s results of operations and cash flows, CVR Refining purchased RINs when prices are deemed favorable. See Note 17, “Commitments and Contingencies,” to the consolidated financial statements for further discussion about compliance with the Renewable Fuel Standards.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Icahn Enterprises L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2022 expressed an unqualified opinion.

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

Critical audit matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2004.

Fort Lauderdale, Florida

February 25, 2022

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$2,321	$1,679
Cash held at consolidated affiliated partnerships and restricted cash	2,115	1,612
Investments	9,151	8,913
Due from brokers	5,530	3,437
Accounts receivable, net	546	501
Inventories	1,478	1,580
Property, plant and equipment, net	4,085	4,228
Derivative assets, net	612	785
Goodwill	290	294
Intangible assets, net	595	660
Other assets	1,023	1,300
Total Assets	$27,746	$24,989
LIABILITIES AND EQUITY
Accounts payable	$805	$738
Accrued expenses and other liabilities	1,778	1,588
Deferred tax liabilities	390	568
Derivative liabilities, net	787	639
Securities sold, not yet purchased, at fair value	5,340	2,521
Due to brokers	1,611	1,618
Debt	7,692	8,059
Total liabilities	18,403	15,731

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 293,403,243 units issued and outstanding at December 31, 2021 and 241,338,835 units issued and outstanding at December 31, 2020	4,298	4,236
General partner	(754)	(853)
Equity attributable to Icahn Enterprises	3,544	3,383
Equity attributable to non-controlling interests	5,799	5,875
Total equity	9,343	9,258
Total Liabilities and Equity	$27,746	$24,989

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019

	(in millions, except per unit amounts)
Revenues:
Net sales	$10,304	$6,815	$9,722
Other revenues from operations	637	608	666
Net gain (loss) from investment activities	193	(1,421)	(1,931)
Interest and dividend income	137	169	265
Gain (loss) on disposition of assets, net	141	(17)	253
Other (loss) income, net	(84)	(31)	19
	11,328	6,123	8,994
Expenses:
Cost of goods sold	9,481	6,320	8,205
Other expenses from operations	513	487	528
Selling, general and administrative	1,241	1,191	1,375
Restructuring, net	5	10	18
Impairment	—	11	2
Interest expense	666	688	605
	11,906	8,707	10,733
Loss before income tax benefit (expense)	(578)	(2,584)	(1,739)
Income tax benefit (expense)	78	116	(20)
Loss from continuing operations	(500)	(2,468)	(1,759)
Loss from discontinued operations	—	—	(32)
Net loss	(500)	(2,468)	(1,791)
Less: net income (loss) attributable to non-controlling interests	18	(815)	(693)
Net loss attributable to Icahn Enterprises	$(518)	$(1,653)	$(1,098)

Net loss attributable to Icahn Enterprises from:
Continuing operations	$(518)	$(1,653)	$(1,066)
Discontinued operations	—	—	(32)
	$(518)	$(1,653)	$(1,098)
Net (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(604)	$(1,620)	$(1,076)
General partner	86	(33)	(22)
	$(518)	$(1,653)	$(1,098)

Basic and diluted loss per LP unit:
Continuing operations	$(2.32)	$(7.33)	$(5.23)
Discontinued operations	—	—	(0.15)
Basic and diluted loss per LP unit	$(2.32)	$(7.33)	$(5.38)
Basic and diluted weighted average LP units outstanding	260	221	200
Distributions declared per LP unit	$8.00	$8.00	$8.00

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Net loss	$(500)	$(2,468)	$(1,791)
Other comprehensive income (loss), net of tax:
Translation adjustments	(7)	4	(2)
Post-retirement benefits and other	13	(5)	3
Other comprehensive income (loss), net of tax	6	(1)	1
Comprehensive loss	(494)	(2,469)	(1,790)
Less: Comprehensive income (loss) attributable to non-controlling interests	19	(815)	(693)
Comprehensive loss attributable to Icahn Enterprises	$(513)	$(1,654)	$(1,097)

Comprehensive (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(599)	$(1,621)	$(1,075)
General partner	86	(33)	(22)
	$(513)	$(1,654)	$(1,097)

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2018	$(790)	$7,350	$6,560	$6,420	$12,980
Net loss	(22)	(1,076)	(1,098)	(693)	(1,791)
Other comprehensive income	—	1	1	—	1
Partnership distributions	(2)	(110)	(112)	—	(112)
Partnership contributions	1	54	55	—	55
Investment segment contributions	—	—	—	220	220
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(119)	(119)
Changes in subsidiary equity and other	1	49	50	(342)	(292)
Balance, December 31, 2019	(812)	6,268	5,456	5,486	10,942
Net loss	(33)	(1,620)	(1,653)	(815)	(2,468)
Other comprehensive loss	—	(1)	(1)	—	(1)
Partnership distributions	(10)	(516)	(526)	—	(526)
Partnership contributions	2	100	102	—	102
Investment segment contributions	—	—	—	1,253	1,253
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(36)	(36)
Changes in subsidiary equity and other	—	5	5	(13)	(8)
Balance, December 31, 2020	(853)	4,236	3,383	5,875	9,258
Net income (loss)	86	(604)	(518)	18	(500)
Other comprehensive income	—	5	5	1	6
Partnership distributions	(3)	(132)	(135)	—	(135)
Partnership contributions	17	825	842	—	842
Investment segment contributions	—	—	—	76	76
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(175)	(175)
Changes in subsidiary equity and other	(1)	(32)	(33)	4	(29)
Balance, December 31, 2021	$(754)	$4,298	$3,544	$5,799	$9,343

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Cash flows from operating activities:
Net loss	$(500)	$(2,468)	$(1,791)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	—	32
Net (gain) loss from securities transactions	(1,206)	926	(570)
Purchases of securities	(2,158)	(1,945)	(4,948)
Proceeds from sales of securities	4,172	4,040	3,648
Payments to cover securities sold, not yet purchased	(2,775)	(2,336)	(938)
Proceeds from securities sold, not yet purchased	4,025	2,913	1,523
Changes in receivables and payables relating to securities transactions	(2,035)	(1,880)	(220)
Changes in derivative assets and liabilities	321	(433)	1,181
(Gain) loss on disposition of assets, net	(141)	17	(253)
Depreciation and amortization	517	510	519
Deferred taxes	(168)	(49)	(89)
Inventory write-down	59	59	—
Other, net	50	12	18
Changes in other operating assets and liabilities:
Accounts receivable, net	(110)	28	(33)
Inventories	(83)	147	(20)
Other assets	24	30	356
Accounts payable	77	(162)	145
Accrued expenses and other liabilities	252	175	(20)
Net cash provided by (used in) operating activities	321	(416)	(1,460)
Cash flows from investing activities:
Capital expenditures	(305)	(199)	(250)
Turnaround expenditures	(5)	(159)	(38)
Acquisition of businesses, net of cash acquired	(20)	(8)	(39)
Purchases of investments	—	(337)	(50)
Proceeds from sale of investments	445	98	458
Proceeds from disposition of businesses and assets	414	25	505
Other, net	(1)	(1)	—
Net cash provided by (used in) investing activities	528	(581)	586
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	74	13	220
Partnership contributions	835	102	55
Partnership distributions	(134)	(526)	(112)
Purchase of additional interests in consolidated subsidiaries	—	—	(241)
Dividends and distributions to non-controlling interests in subsidiaries	(101)	(36)	(119)
Proceeds from Holding Company senior unsecured notes	1,214	866	2,507
Repayments of Holding Company senior unsecured notes	(1,205)	(1,350)	(1,700)
Proceeds from subsidiary borrowings	1,165	1,946	810
Repayments of subsidiary borrowings	(1,545)	(1,644)	(847)
Other, net	(10)	(24)	(7)
Net cash provided by (used in) financing activities	293	(653)	566
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	3	(4)	(2)
Add back change in cash and restricted cash of assets held for sale	—	—	(83)
Net increase (decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	1,145	(1,654)	(393)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	3,291	4,945	5,338
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$4,436	$3,291	$4,945

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Overview

Icahn Enterprises L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. References to “we,” “our” or “us” herein include Icahn Enterprises and its subsidiaries, unless the context otherwise requires.

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2021, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 88% of our outstanding depositary units as of December 31, 2021.

Description of Operating Businesses

We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Real Estate, Home Fashion and Pharma. In addition, we operated our Metals segment until sold in December 2021. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises (unless otherwise noted), and investment activity and expenses associated with our Holding Company. Our historical results also report the results of our Mining segment, until sold on August 1, 2019. See Note 13, “Segment and Geographic Reporting,” for a reconciliation of each of our reporting segment’s results of operations to our consolidated results. Certain additional information with respect to our segments are discussed below.

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair market value of approximately $4.2 billion and $4.3 billion as of December 31, 2021 and 2020, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy has a general partner interest in each of CVR Refining and CVR Partners. In addition, CVR Energy is the sole limited partner of CVR Refining and owns approximately 36% of the outstanding common units of CVR Partners as of December 31, 2021. As of December 31, 2021, we owned approximately 71% of the total outstanding common stock of CVR Energy.

On January 29, 2019, CVR Energy, pursuant to the exercise of its right to purchase all of the issued and outstanding common units in CVR Refining, purchased the remaining common units of CVR Refining not already owned by CVR

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pharma

We conduct our Pharma segment through our wholly owned subsidiary, Vivus LLC (“Vivus”). We acquired all of the outstanding commons stock of Vivus in December 2020 upon its emergence from bankruptcy. Vivus is a specialty pharmaceutical company with two approved therapies and one product candidate in active clinical development.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Metals

We conducted our Metals segment through our indirect wholly-owned subsidiary, PSC Metals, LLC (“PSC Metals”). PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers.

On December 7, 2021, we closed on the previously announced sale of 100% of the equity interests in PSC Metals. In connection with this sale, we received proceeds of $323 million and recorded a pretax gain on disposition of assets of $163 million in the fourth quarter of 2021. As a result of the sale of PSC Metals, we no longer operate a Metals segment.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises, in addition to variable interest entities (“VIEs”) in which we are the primary beneficiary. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights, which are the rights underlying the limited partners’ ability to dissolve the limited partnership or otherwise remove the general partners, held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs.

Except for our Investment segment and Holding Company, for equity investments in which we own 50% or less but greater than 20%, we generally account for such investments using the equity method. All other equity investments are accounted for at fair value.

Consolidated Variable Interest Entities

We determined that Icahn Enterprises Holdings is a VIE because it is a limited partnership that lacks both substantive kick-out and participating rights. Although Icahn Enterprises is not the general partner of Icahn Enterprises Holdings, Icahn Enterprises is deemed to be the primary beneficiary of Icahn Enterprises Holdings principally based on its 99% limited partner interest in Icahn Enterprises Holdings, as well as our related party relationship with the general partner, and therefore continues to consolidate Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and therefore, the balance sheets of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are deemed to be reasonable estimates of their fair values because of their short-term nature. See Note 4, “Investments,” and Note 5, “Fair Value Measurements,” for a detailed discussion of our investments and other non-financial assets and/or liabilities.

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our debt as of December 31, 2021 was approximately $7.7 billion and $7.8 billion, respectively. The carrying value and estimated fair value of our debt as of December 31, 2020 was approximately $8.1 billion and $8.2 billion, respectively.

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

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $102 million and $686 million as of December 31, 2021 and 2020, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, is not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.

Our restricted cash balance was $2,013 million and $926 million as of December 31, 2021 and 2020, respectively. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Segments and Holding Company

Investments in equity securities are carried at fair value with the unrealized gains or losses reflected in the consolidated statements of operations. For purposes of determining gains and losses, the cost of securities is based on specific identification. Dividend income is recorded on the ex-dividend date and interest income is recognized when earned.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories

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

Automotive, Food Packaging, Home Fashion and Pharma

Our Automotive, Food Packaging, Home Fashion and Pharma segments’ inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out basis method (“FIFO”), except for our Automotive and Pharma segment, which also utilizes weighted-average cost. Our Automotive segment also determines cost using the last-in, first-out method for certain of its subsidiaries. Inventory recorded using the last-in, first-out method was $264 million and $555 million as of December 31, 2021 and 2020, respectively, all of which relates to finished goods. The cost of manufactured goods includes the cost of direct materials, labor and manufacturing overhead. Our Automotive, Food Packaging, Home Fashion and Pharma segments write-down inventory for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

Metals

As disclosed above, we sold PSC Metals in December 2021. For December 31, 2020, our Metals segment inventories are stated at the lower of cost or net realizable value. Cost is determined using the average cost method. The production and accounting process utilized by our Metals segment to record recycled metals inventory quantities relies on significant estimates. Our Metals segment relies upon perpetual inventory records that utilize estimated recoveries and yields that are based upon historical trends and periodic tests for certain unprocessed metal commodities. Over time, these estimates are reasonably good indicators of what is ultimately produced; however, actual recoveries and yields can vary depending on product quality, moisture content and source of the unprocessed metal. To assist in validating the reasonableness of the estimates, our Metals segment performs periodic physical inventories which involve the use of estimation techniques. Physical inventories may detect significant variations in volume, but because of variations in product density and production processes utilized to manufacture the product, physical inventories will not generally detect smaller variations. To help mitigate this risk, our Metals segment adjusts its physical inventories when the volume of a commodity is low and a physical inventory can more accurately estimate the remaining volume.

Long-Lived Assets

Long-lived assets such as property, plant, and equipment, and definite-lived intangible assets are recorded at cost or fair value established at acquisition, less accumulated depreciation or amortization, unless the expected future use of the assets indicate a lower value is appropriate. Long-lived assets are evaluated for impairment when impairment indicators

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pension and Other Post-Retirement Benefit Plan Obligations

Post-retirement benefit liabilities were $55 million and $81 million as of December 31, 2021 and 2020, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is included in the limited partners and general partner components of equity in the consolidated balance sheets in the amounts of $74 million and $80 million as of December 31, 2021 and 2020, respectively. Refer to Note 15, “Changes in Accumulated Other Comprehensive Loss,” for further information.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, our Energy segment had $10 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize approximately $6 million of these performance obligations as revenue by the end of 2022 and the remaining balance thereafter.

Contract balances: Our Energy segment’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $87 million and $31 million as of December 31, 2021 and 2020, respectively. Deferred revenue is included in accrued expense and other liabilities in the consolidated balance sheets. For the year ended December 31, 2021, 2020 and 2019, our Energy segment recorded revenue of $30 million, $27 million and $68 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective year.

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

Contract balances: Our Automotive segment has deferred revenue with respect to extended warranty plans of $42 million and $41 million as of December 31, 2021 and 2020, respectively, which are included in accrued expenses and other liabilities in our consolidated balance sheets. For the year ended December 31, 2021, 2020 and 2019, our Automotive segment recorded revenue of $24 million, $25 million and $21 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective year.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pharma

Our Pharma segment records product and supply revenue at the time of shipment at which time it has satisfied its performance obligations. Product revenue represents the significant majority of our Pharma segment’s revenue and is recognized net of estimated returns as well as net of consideration paid to customers, wholesalers and certified pharmacies for services rendered in accordance with their respective services network agreements and includes a fixed rate per prescription shipped and monthly program management and data fees. Consideration fees are not deemed sufficiently separable from the customers’ purchase of the products and therefore, such fees are recorded as a reduction of revenue at the time of revenue recognition. Our Pharma segment, as the principal party in a supply arrangement, recognizes supply revenue on a gross basis. Our Pharma segment also recognizes license and royalty revenue, which are not significant.

Metals

Our Metals segment’s primary source of revenue was from the sale of processed ferrous scrap metal, non-ferrous scrap metals, steel pipe and steel plate. PSC Metals also generated revenues from sales of secondary plate and pipe, the brokering of scrap metals and from services performed. All sales were recognized when title passes to the customer. Revenues from services were recognized as the service is performed. Sales adjustments related to price and weight differences were reflected as a reduction of revenues when settled.

Mining

Our Mining segment recognized revenue when title, ownership, and risk of loss pass to the customer, all of which occur upon shipment or delivery of the product and is based on the applicable shipping terms. Revenue was measured at the fair value of the consideration received or receivable, with any adjustments as a result of provisional pricing recorded against revenue.

Other Revenue and Expense Recognition

Real Estate

Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. Substantially all of the property comprising our net lease portfolio is leased to others under long-term net leases classified as operating leases and we account for these leases in accordance with applicable U.S. GAAP. Operating lease revenue is recognized on a straight-line basis over the lease term.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investment Funds

During the year ended December 31, 2020, Mr. Icahn and his affiliates (excluding us and Brett Icahn) contributed $1,241 million to the Investment Funds consisting primarily of in-kind investments previously held directly by Mr. Icahn and his affiliates (excluding us). During the years ended December 31, 2019, Mr. Icahn and his affiliates (excluding us and Brett Icahn) invested $220 million in the Investment Funds, net of redemptions. As of December 31, 2021 and 2020, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $5.0 billion and $5.0 billion, respectively, representing approximately 54% and 54% of the Investment Funds’ assets under management as of each respective date.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the years ended December 31, 2021, 2020 and 2019, $15 million, $2 million and $23 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hertz Global Holdings, Inc. and 767 Auto Leasing LLC

The Investment Funds had an investment in the common stock of Hertz Global Holdings, Inc. (“Hertz”) measured at fair value that would have otherwise been subject to the equity method of accounting (until sold in the second quarter of 2020). Icahn Automotive provides services to Hertz in the ordinary course of business. For the years ended December 31, 2020 and 2019, revenue from Hertz was $20 million and $54 million, respectively.

In addition to our transactions with Hertz disclosed above, in January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Leasing the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, as amended, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement had an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises’ audit committee. During 2021, this agreement was amended to commence the early disposition of vehicles owned by 767 Leasing. As of December 31, 2021, substantially all of 767 Leasing’s assets were sold and its operations have ceased. Due to the nature of our involvement with 767 Leasing, which included Icahn Enterprises guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing was a variable interest entity. Furthermore, we determined that we were not the primary beneficiary as we did not have the power to direct the activities of 767 Leasing that most significantly impacted its economic performance. Therefore, we did not consolidate the results of 767 Leasing. Our exposure to loss with respect to 767 Leasing was primarily limited to our direct investment in 767 Leasing as well as any payment obligations of 767 Leasing that we guaranteed, which were not material.

For the years ended December 31, 2021 and 2020, 767 Leasing distributed $36 million and $75 million, respectively, to us. For the year ended December 31, 2019 we invested $50 million in 767 Leasing. During the years ended December 31, 2021, 2020 and 2019, we had equity (losses) earnings from 767 Leasing of $(2) million, $(7) million and $11 million, respectively. As of December 31, 2021, we no longer had an equity method investment in 767 Leasing and as of December 31, 2020, we had an equity method investment of $40 million, which is reported in our Automotive segment.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. During 2021 and 2020, Brett Icahn contributed $76 million and $12 million, respectively, in accordance with the manager agreement. As of December 31, 2021 and 2020, Brett Icahn had investments in the Investment Funds with a fair market value of $93 million and $12 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31,
	2021	2020

	(in millions)
Assets
Investments:
Equity securities:
Consumer, non-cyclical	$680	$1,548
Consumer, cyclical	1,633	2,073
Energy	3,184	2,654
Utilities	992	107
Healthcare	959	—
Technology	931	1,578
Materials	194	—
Industrial	265	158
	8,838	8,118
Corporate debt securities	114	121
	$8,952	$8,239
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$139	$424
Consumer, cyclical	709	572
Energy	2,028	1,476
Utilities	659	49
Healthcare	1,049	—
Materials	365	—
Industrial	391	—
	$5,340	$2,521

The portion of unrealized gains that relates to securities still held by our Investment segment, primarily equity securities, was $1,153 million, $65 million and $706 million for the years ended December 31, 2021, 2020 and 2019, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Due to the nature of our Investment segment’s operations, the sales of Hertz and Herbalife are deemed to be in the ordinary course of business.

The following table contains summarized financial information with respect to our investments in Hertz and Herbalife during the respective periods (or partial periods) in which we possessed the ability to exercise significant influence over the operating and financial policies of the investee.

	Hertz			Herbalife
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019

	(in millions)
Net sales/Other revenue from operations	$—	$2,755	$9,779	$—	$2,609	$4,877
Cost of goods sold/Other expenses from operations	—	3,231	8,051	—	518	958
Net (loss) income	—	(1,209)	(50)	—	161	311
Net (loss) income attributable to investee shareholders	—	(1,203)	(58)	—	161	311

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	December 31,
	2021	2020

	(in millions)
Equity method investments	$79	$120
Held to maturity debt investments measured at amortized cost	—	20
Other investments measured at fair value	120	534
	$199	$674

The portion of unrealized losses that relates to equity securities still held by our other segments and our Holding Company was $61 million, $36 million and $421 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 4)	$8,905	$113	$42	$9,060	$8,546	$174	$41	$8,761
Derivative assets, net (Note 6)	—	612	—	612	—	785	—	785
	$8,905	$725	$42	$9,672	$8,546	$959	$41	$9,546
Liabilities
Securities sold, not yet purchased (Note 4)	$5,340	$—	$—	$5,340	$2,521	$—	$—	$2,521
Derivative liabilities, net (Note 6)	—	787	—	787	11	628	—	639
Other liabilities	—	494	—	494	—	214	—	214
	$5,340	$1,281	$—	$6,621	$2,532	$842	$—	$3,374

Refer to Note 18, “Pension and Other Post-Retirement Benefit Plans,” for our Food Packaging segment’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2021 and 2020.

The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Year Ended December 31,
	2021	2020

	(in millions)
Balance at January 1	$41	$3
Transfer in from Level 2	—	136
Net gains recognized in income	—	48
Purchases	1	101
Transfer out of Level 3	—	(246)
Sales	—	—
Other	—	(1)
Balance at December 31	$42	$41

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds’ derivative instruments with credit-risk-related contingent features that are in a liability position at December 31, 2021 and 2020 was $0 million and $1 million, respectively.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	December 31, 2021		December 31, 2020
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$1,582	$5,986	$—	$8,623
Credit contracts(1)	—	2,081	—	2,099
(1)	The short notional amount on our credit default swap positions was approximately $6.6 billion at December 31, 2021. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $2.1 billion as of December 31, 2021. The short notional amount on our credit default swap positions was approximately $6.3 billion as of December 31, 2020. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $2.1 billion as of December 31, 2020.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

	(in millions)
Equity contracts	$68	$4	$1,317	$852
Credit contracts	1,075	1,012	—	1
Sub-total	1,143	1,016	1,317	853
Netting across contract types(1)	(532)	(231)	(532)	(231)
Total(1)	$611	$785	$785	$622
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at December 31, 2021 and 2020 was $1,906 million and $872 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
	Year Ended December 31,
	2021	2020	2019

Equity contracts	$(1,100)	$(1,583)	$(2,152)
Credit contracts	88	1,088	(342)
Commodity contracts	—	—	(8)
	$(1,012)	$(495)	$(2,502)
(1)	Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our consolidated statements of operations for our Investment segment.

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

As of December 31, 2021 and 2020, CVR Refining had zero and 7 million, respectively, outstanding commodity swap positions. As of December 31, 2021 and 2020, CVR Refining had open forward purchase and sale commitments for 2 million barrels and 6 million barrels, respectively. As of December 31, 2021, CVR Refining had open fixed-price commitments to purchase a net 3 million RINs.

Certain derivative contracts executed by our Energy segment with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. As of December 31, 2021, our Energy segment had net asset derivatives of $1 million and net liability derivatives of $2 million and as of December 31, 2020, our Energy segment had net liability derivatives of $17 million. (Losses) gains recognized on derivatives for

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our Energy segment were $(44) million, $55 million and $19 million for the years ended December 31, 2021, 2020 and 2019, respectively. Gains recognized on derivatives for our Energy segment are included in cost of goods sold on the consolidated statements of operations.

7.  Inventories

Inventories consists of the following:

	December 31,
	2021	2020

	(in millions)
Raw materials	$291	$183
Work in process	83	83
Finished goods	1,104	1,314
	$1,478	$1,580

During the fourth quarter of 2021, our Automotive segment had inventories with a carrying value in excess of net realizable value. As a result, our Automotive segment recorded a write-down of its inventories of $56 million, which is included in cost of goods sold in the consolidated statements of operations for the year ended December 31, 2021. During the first quarter of 2020, our Energy segment had inventories with a carrying value in excess of net realizable value. As a result, our Energy segment recorded a write-down of its inventories of $58 million, which is included in cost of goods sold in the consolidated statements of operations for the year ended December 31, 2020. The write-down represents the difference between the carrying value of inventories accounted for using the first-in-first-out method and selling prices for refined products subsequent to March 31, 2020.

8.  Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

		December 31,
	Useful Life	2021	2020

	(in years)	(in millions)
Land		$332	$393
Buildings and improvements	5 - 40	906	920
Machinery, equipment and furniture	2 - 20	5,814	5,347
Assets leased to others	5 - 39	315	282
Financing leases	1 - 18	109	113
Construction in progress		189	151
		7,665	7,206
Less: Accumulated depreciation and amortization		(3,580)	(2,978)
Property, plant and equipment, net		$4,085	$4,228

Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2021, 2020 and 2019 was $383 million, $406 million and $410 million, respectively.

See Note 5, “Fair Value Measurements,” for discussion regarding certain impairments to our property, plant and equipment.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	December 31, 2021
	Automotive	Food Packaging	Home Fashion	Pharma	Metals	Consolidated

	(in millions)
Gross carrying amount, Jan 1	$337	$6	$24	$13	$4	$384
Dispositions	—	—	—	—	(4)	(4)
Gross carrying amount, Dec 31	337	6	24	13	—	380

Accumulated impairment, Jan 1	(87)	—	(3)	—	—	(90)
Impairment	—	—	—	—	—	—
Accumulated impairment, Dec 31	(87)	—	(3)	—	—	(90)

Net carrying value, Dec 31	$250	$6	$21	$13	$—	$290

	December 31, 2020
	Automotive	Food Packaging	Home Fashion	Pharma	Metals	Consolidated

	(in millions)
Gross carrying amount, Jan 1	$337	$6	$23	$—	$4	$370
Acquisitions	—	—	1	13	—	14
Foreign exchange	—	—	—	—	—	—
Gross carrying amount, Dec 31	337	6	24	13	4	384

Accumulated impairment, Jan 1	(87)	—	—	—	—	(87)
Impairment	—	—	(3)	—	—	(3)
Accumulated impairment, Dec 31	(87)	—	(3)	—	—	(90)

Net carrying value, Dec 31	$250	$6	$21	$13	$4	$294

Intangible assets, net consists of the following:

	December 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$394	$(192)	$202	$399	$(176)	$223
Developed technology	254	(34)	220	254	(6)	248
Other	167	(77)	90	269	(163)	106
	$815	$(303)	$512	$922	$(345)	$577

Indefinite-lived intangible assets			$83			$83
Intangible assets, net			$595			$660

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense associated with definite-lived intangible assets for the years ended December 31, 2021, 2020 and 2019 was $62 million, $44 million and $40 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

The estimated future amortization expense for our definite-lived intangible assets is as follows:

Year	Amount
(in millions)
2022	$61
2023	59
2024	58
2025	57
2026	37
Thereafter	240
$512

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

During 2021, our Automotive segment considered qualitative factors to determine that goodwill at its Service reporting unit did not require further testing for impairment.

During the first quarter of 2020, due to the COVID-19 pandemic and its impact on our Automotive segment’s operations, we performed an interim goodwill impairment analysis. At such time, our Automotive segment had $250 million of goodwill, all of which was allocated to its Service reporting unit. Based on the interim impairment analysis, we determined that the fair value of our Automotive segment’s Service reporting unit was significantly in excess of its carrying value and therefore, no impairment is required. For our Automotive segment’s annual impairment test for 2020, our Automotive segment considered qualitative factors to determine that goodwill at its Service reporting unit did not require further testing for impairment.

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

Right-of-use assets and lease liabilities are as follows:

	December 31,
	2021	2020

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$467	$556
Lease liabilities (accrued expenses and other liabilities)	479	573

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	56	65
Lease liabilities (debt)	72	81

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information with respect to our operating leases as of December 31, 2021 and 2020 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2021	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$37	$37	4.1 years	5.4%
Automotive	369	385	4.9 years	5.8%
Food Packaging	28	31	10.5 years	7.4%
Other segments and Holding Company	33	26
	$467	$479

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2020	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$37	$38	3.1 years	5.5%
Automotive	436	456	4.6 years	5.7%
Food Packaging	32	35	11.1 years	7.4%
Other segments and Holding Company	51	44
	$556	$573

Maturities of lease liabilities as of December 31, 2021 are as follows:

	Operating	Financing
Year	Leases	Leases

	(in millions)
2022	$168	$16
2023	116	14
2024	85	12
2025	61	12
2026	42	12
Thereafter	89	31
Total lease payments	561	97
Less: imputed interest	(82)	(25)
	$479	$72

For the year ended December 31, 2021, lease cost was comprised of operating lease cost of $196 million, amortization of financing lease right-of use assets of $10 million and interest expense on financing lease liabilities of $6 million. For the year ended December 31, 2020, lease cost was comprised of operating lease cost of $200 million, amortization of financing lease right-of use assets of $11 million and interest expense on financing lease liabilities of $7 million. For the year ended December 31, 2019, lease cost was comprised of operating lease cost of $202 million, amortization of financing lease right-of use assets of $14 million and interest expense on financing lease liabilities of $7

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million. Our Automotive segment accounted for $163 million, $166 million and $173 million of total lease cost for the years ended December 31, 2021, 2020 and 2019, respectively.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of December 31, 2021 and 2020, our Real Estate segment has assets leased to others included in property, plant and equipment of $251 million and $222 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $8 million, $32 million and $33 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in other revenue from operations in the consolidated statements of operations. Our Real Estate segment’s anticipated future receipts of minimum operating lease payments receivable are $3 million for 2022, $6 million in 2023, $8 million for each of 2024 and 2025, $7 million for 2026 and an aggregate of $78 million for 2027 and thereafter.

11. Debt

Debt consists of the following:

	December 31,
	2021	2020

	(in millions)
Holding Company:
6.250% senior unsecured notes due 2022	$—	$1,209
6.750% senior unsecured notes due 2024	499	499
4.750% senior unsecured notes due 2024	1,105	1,106
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,461	999
4.375% senior unsecured notes due 2029	747	—
	5,810	5,811
Reporting Segments:
Energy	1,660	1,691
Automotive	26	368
Food Packaging	155	151
Real Estate	1	1
Home Fashion	40	21
Metals	—	16
	1,882	2,248
Total Debt	$7,692	$8,059

Holding Company

Our Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (the “Issuers”) and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each of the senior unsecured notes are payable semi-annually.

In January 2021, the Issuers issued $750 million in aggregate principal amount of 4.375% senior unsecured notes due 2029. The proceeds from these notes were used to redeem $750 million principal amount of 6.250% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2021, the Issuers issued $455 million in aggregate principal amount of 4.750% senior unsecured notes due 2024 and $250 million in aggregate principal amount of 5.250% senior unsecured notes due 2027. The proceeds from these issuances, together with cash on hand, were used to redeem in full our prior outstanding $1.35 billion principal amount of the 5.875% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.

In January 2020, the Issuers issued $600 million in aggregate principal amount of additional 5.250% senior unsecured notes due 2027. The proceeds from this issuance were used to redeem the remaining $455 million principal amount of the 6.250% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.

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

Icahn Enterprises recorded a gain on extinguishment of debt of $3 million in 2021, a loss on extinguishment of debt of $4 million in 2020 and a gain on extinguishment of debt of $2 million in 2019 in connection with the debt transactions discussed above.

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

The indentures governing each of our senior unsecured notes: restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes; restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indenture, with certain exceptions; require that on each quarterly determination date, Icahn Enterprises and the guarantor of each of the senior unsecured notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein; and restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of December 31, 2021, except for the 4.750% senior unsecured notes due 2024, the 5.250% senior unsecured notes due 2027 and the 4.375% senior unsecured notes due 2029, are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.

As of December 31, 2021 and 2020, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2021, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

Subsequent Event

In February 2022, we repaid all of our outstanding $500 million aggregate principal amount of 6.750% senior unsecured notes due 2024 at par.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reporting Segments

Energy

Our Energy segment’s debt primarily consists of (i) $600 million in aggregate principal amount of 5.25% senior secured notes due 2025 and $400 million in aggregate principal amount of 5.75% senior secured notes due 2028 (each issued by CVR Energy) and (ii) $65 million in aggregate principal amount of 9.25% senior secured notes due 2023 and $550 million in aggregate principal amount of 6.125% senior secured notes due 2028 (issued by CVR Partners). Interest for each of these notes are accrued and paid based on contractual terms.

The $550 million in aggregate principal amount of 6.125% senior secured notes due 2028 were issued by CVR Partners in June 2021. Proceeds from these notes were used to fund a partial redemption of its existing 9.25% senior secured notes due 2023. During 2021, an additional $30 million of CVR Partners’ existing 9.25% senior secured notes due 2023 were redeemed and in February 2022, the remaining $65 million was redeemed. The $600 million in aggregate principal amount of 5.25% senior secured notes due 2025 and $400 million in aggregate principal amount of 5.75% senior secured notes due 2028 were issued by CVR Energy in January 2020. A portion of the net proceeds from the issuance of these notes were used to fund the redemption of CVR Energy’s existing $500 million senior secured notes due 2022 (issued by CVR Refining). The remaining net proceeds were used for CVR Energy’s general corporate purposes. In connection with these transactions, our Energy segment recorded a loss on extinguishment of debt of $8 million.

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

As of December 31, 2021 and 2020, total availability under CVR Refining and CVR Partners variable rate asset based revolving credit facilities aggregated $396 million and $385 million, respectively. CVR Refining also had $39 million and $35 million of letters of credit outstanding as of December 31, 2021 and 2020.

Automotive

As of December 31, 2020, Icahn Automotive’s debt primarily consisted of an asset-based revolving credit facility with variable interest rates. Icahn Automotive’s debt outstanding under this credit facility was $350 million as of December 31, 2020 with a maturity date in the third quarter of 2021. Interest for the credit facility was accrued and paid based on contractual terms. The interest rate on the credit facility was 2.01% as of December 31, 2020. Substantially all of Icahn Automotive’s assets were pledged as collateral under the above credit facility. Icahn Automotive also had $45 million of letters of credit outstanding as of December 31, 2020. In August 2021, all of our Automotive segment’s outstanding credit facility was repaid in full in the amount of $350 million, and the credit facility was closed.

Food Packaging

Viskase’s debt primarily consists of a credit agreement providing for a $150 million term loan and a $30 million revolving credit facility issued in October 2020 and maturing in 2023. The proceeds from the term loan, plus cash received from Viskase’s equity private placement in October 2020, as discussed in Note 1, “Description of Business,” were used to repay in full Viskase’s existing term loan. Interest for this note is accrued and paid based on contractual terms. The interest rate on Viskase’s term loans were 2.47% and 3.72% as of December 31, 2021 and 2020, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covenants

All of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the consolidated statements of operations were $5 million, $4 million and $6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Consolidated Maturities

The following is a summary of the maturities of our debt as of December 31, 2021:

Year	Amount
(in millions)
2022	$73
2023	74
2024	1,611
2025	1,363
2026	1,349
Thereafter	3,156
Total debt payments (excluding financing lease payments)	7,626
Less: unamortized discounts, premiums and deferred financing fees	(6)
Financing leases (Note 10)	72
$7,692

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Net Income (Loss) Per LP Unit

The components of the computation of basic and diluted income (loss) per LP unit from continuing and discontinued operations are as follows:

	Year Ended December 31,
	2021	2020	2019

	(in millions, except per unit amounts)
Net loss attributable to Icahn Enterprises from continuing operations	$(518)	$(1,653)	$(1,066)
Less: net income attributable to Icahn Enterprises from continuing operations allocated 100% to general partner	(98)	—	—
Net loss attributable to Icahn Enterprises from continuing operations allocable to limited partners	$(616)	$(1,653)	$(1,066)
Net loss attributable to Icahn Enterprises from continuing operations allocated to limited partners (98.01% allocation)	$(604)	$(1,620)	$(1,045)

Net loss attributable to Icahn Enterprises from discontinued operations allocable to limited partners	$—	$—	$(32)
Net loss attributable to Icahn Enterprises from discontinued operations allocated to limited partners (98.01% allocation)	$—	$—	$(31)

Basic and diluted loss per LP unit:
Continuing operations	$(2.32)	$(7.33)	$(5.23)
Discontinued operations	—	—	(0.15)
Basic and diluted loss per LP unit	$(2.32)	$(7.33)	$(5.38)
Basic and diluted weighted average LP units outstanding	260	221	200

GP Allocation

As disclosed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies - Acquisition, Investments and Disposition of Entities under Common Control,” upon the sale of common control entities, such as PSC Metals, a portion of the gain or loss on the sale is first allocated to the general partner in order to restore the general partners’ capital account for cumulative charges or credits relating to periods prior to our obtaining a controlling interest in such entities from Mr. Icahn and his affiliates. After such general partner allocation, the remaining gain is allocated among our general partner and limited partners, in accordance with their respective ownership percentages.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LP Unit Transactions

The following table summarizes the changes in our outstanding depositary units during each of the years ended December 31, 2021, 2020 and 2019.

	Mr. Icahn and	Public
	Affiliates	Unitholders	Total
December 31, 2018	175,441,588	15,924,509	191,366,097
Unit distributions	21,608,064	290,789	21,898,853
2017 Incentive Plan	—	19,259	19,259
At-the-market offerings	—	794,349	794,349
December 31, 2019	197,049,652	17,028,906	214,078,558
Unit distributions	24,902,568	449,610	25,352,178
At-the-market offerings	—	1,908,099	1,908,099
Sale to Brett Icahn	(202,758)	202,758	—
December 31, 2020	221,749,462	19,589,373	241,338,835
Unit distributions	35,297,798	1,577,600	36,875,398
2017 Incentive Plan	—	18,491	18,491
At-the-market offerings	—	15,170,519	15,170,519
December 31, 2021	257,047,260	36,355,983	293,403,243

Unit Distributions

During each of the years ended December 31, 2021, 2020 and 2019, we declared four quarterly distributions. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units. If a holder did not make a timely election, it was automatically deemed to have elected to receive the distributions in additional depositary units.

At-The-Market-Offerings

In May 2019, Icahn Enterprises entered into a new Open Market Sale Agreement, pursuant to which Icahn Enterprises was able to sell its depositary units, from time to time, for up to $400 million in aggregate sale proceeds, under its ongoing “at-the-market” offering. This agreement has been subsequently terminated and superseded by subsequent agreements with substantially the same terms. During the year ended December 31, 2021, Icahn Enterprises sold depositary units pursuant to this agreement, resulting in gross proceeds of $833 million. As of December 31, 2021, we continue to have an active Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $328 million in aggregate gross sale proceeds pursuant to this agreement entered into on December 3, 2021.

2017 Incentive Plan

During the years ended December 31, 2021, 2020 and 2019, we distributed depositary units, net of payroll withholdings, with respect to certain restricted depositary units and deferred unit awards that vested during the respective periods in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”). The aggregate impact of the 2017 Incentive Plan is not material with respect to our consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Segment and Geographic Reporting

We report segment information based on the various industries in which our businesses operate and how we manage those businesses in accordance with our investment strategies, which may include: identifying and acquiring undervalued assets and businesses, often through the purchase of distressed securities; increasing value through management, financial or other operational changes; and managing complex legal, regulatory or financial issues, which may include bankruptcy or insolvency, environmental, zoning, permitting and licensing issues. Therefore, although many of our businesses are operated under separate local management, certain of our businesses are grouped together when they operate within a similar industry, comprising similarities in products, customers, production processes and regulatory environments, and when such businesses, when considered together, may be managed in accordance with one or more investment strategies specific to those businesses. Among other measures, we assess and measure segment operating results based on net income from continuing operations attributable to Icahn Enterprises. Certain terms of financings for certain of our businesses impose restrictions on the business’ ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions. Our condensed statements of operations and balance sheets by reporting segment are presented below.

Condensed Statements of Operations

	Year Ended December 31, 2021
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Mining	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$7,242	$1,789	$416	$55	$197	$81	$524	$—	$—	$10,304
Other revenues from operations	—	—	595	—	38	—	4	—	—	—	637
Net gain (loss) from investment activities	145	81	—	—	—	—	—	—	—	(33)	193
Interest and dividend income	132	—	—	—	—	—	—	—	—	5	137
(Loss) gain on disposition of assets, net	—	(3)	(22)	—	3	—	—	163	—	—	141
Other (loss) income, net	(75)	7	(2)	(14)	—	—	—	(3)	—	3	(84)
	202	7,327	2,360	402	96	197	85	684	—	(25)	11,328
Expenses:
Cost of goods sold	—	7,069	1,335	343	44	159	50	481	—	—	9,481
Other expenses from operations	—	—	466	—	47	—	—	—	—	—	513
Selling, general and administrative	16	147	880	50	13	46	38	16	—	35	1,241
Restructuring, net	—	—	4	1	—	—	—	—	—	—	5
Impairment	—	—	—	—	—	—	—	—	—	—	—
Interest expense	218	109	7	6	—	2	—	1	—	323	666
	234	7,325	2,692	400	104	207	88	498	—	358	11,906
(Loss) income from continuing operations before income tax benefit (expense)	(32)	2	(332)	2	(8)	(10)	(3)	186	—	(383)	(578)
Income tax benefit (expense)	—	27	72	(4)	—	2	—	—	—	(19)	78
Net (loss) income	(32)	29	(260)	(2)	(8)	(8)	(3)	186	—	(402)	(500)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(16)	34	—	—	—	—	—	—	—	—	18
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(16)	$(5)	$(260)	$(2)	$(8)	$(8)	$(3)	$186	$—	$(402)	$(518)
Supplemental information:
Capital expenditures	$—	$224	$48	$17	$10	$3	$—	$3	$—	$—	$305
Depreciation and amortization	$—	$343	$87	$28	$9	$7	$28	$14	$—	$1	$517

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2020
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Mining	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$3,930	$1,929	$409	$43	$188	$3	$313	$—	$—	$6,815
Other revenues from operations	—	—	549	—	59	—	—	—	—	—	608
Net (loss) gain from investment activities	(1,368)	34	—	—	—	—	—	—	—	(87)	(1,421)
Interest and dividend income	136	10	—	—	1	—	—	—	—	22	169
(Loss) gain on disposition of assets, net	—	(7)	(6)	—	(5)	—	—	1	—	—	(17)
Other (loss) income, net	(17)	(1)	(7)	(6)	—	2	—	3	—	(5)	(31)
	(1,249)	3,966	2,465	403	98	190	3	317	—	(70)	6,123
Expenses:
Cost of goods sold	—	4,164	1,344	327	35	150	2	298	—	—	6,320
Other expenses from operations	—	—	449	—	38	—	—	—	—	—	487
Selling, general and administrative	2	116	904	52	34	43	2	16	—	22	1,191
Restructuring, net	—	—	8	1	—	—	—	1	—	—	10
Impairment	—	—	—	—	7	3	—	1	—	—	11
Interest expense	196	125	12	11	—	1	—	1	—	342	688
	198	4,405	2,717	391	114	197	4	317	—	364	8,707
(Loss) income from continuing operations before income tax benefit (expense)	(1,447)	(439)	(252)	12	(16)	(7)	(1)	—	—	(434)	(2,584)
Income tax benefit (expense)	—	112	54	(8)	—	—	—	—	—	(42)	116
Net (loss) income from continuing operations	(1,447)	(327)	(198)	4	(16)	(7)	(1)	—	—	(476)	(2,468)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(682)	(133)	—	—	—	—	—	—	—	—	(815)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(765)	$(194)	$(198)	$4	$(16)	$(7)	$(1)	$—	$—	$(476)	$(1,653)
Supplemental information:
Capital expenditures	$—	$124	$35	$19	$11	$5	$—	$3	$—	$2	$199
Depreciation and amortization	$—	$343	$95	$27	$17	$8	$2	$18	$—	$—	$510

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Mining	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$6,364	$2,293	$385	$23	$187	$—	$340	$130	$—	$9,722
Other revenues from operations	—	—	591	—	75	—	—	—	—	—	666
Net loss from investment activities	(1,599)	—	—	—	—	—	—	—	—	(332)	(1,931)
Interest and dividend income	190	4	—	—	1	—	—	—	1	69	265
Gain (loss) on disposition of assets, net	—	4	(4)	—	—	—	—	1	252	—	253
Other (loss) income, net	(5)	13	15	(8)	4	(1)	—	—	(1)	2	19
	(1,414)	6,385	2,895	377	103	186	—	341	382	(261)	8,994
Expenses:
Cost of goods sold	—	5,707	1,615	312	18	159	—	343	51	—	8,205
Other expenses from operations	—	—	474	—	54	—	—	—	—	—	528
Selling, general and administrative	23	146	1,032	55	21	42	—	15	15	26	1,375
Restructuring, net	—	—	6	8	—	1	—	3	—	—	18
Impairment	—	—	—	1	—	—	—	1	—	—	2
Interest expense	106	106	20	17	—	1	—	1	4	350	605
	129	5,959	3,147	393	93	203	—	363	70	376	10,733
(Loss) income from continuing operations before income tax (expense) benefit	(1,543)	426	(252)	(16)	10	(17)	—	(22)	312	(637)	(1,739)
Income tax (expense) benefit	—	(112)	55	(6)	6	—	—	—	(1)	38	(20)
Net (loss) income from continuing operations	(1,543)	314	(197)	(22)	16	(17)	—	(22)	311	(599)	(1,759)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(768)	68	—	(5)	—	—	—	—	12	—	(693)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(775)	$246	$(197)	$(17)	$16	$(17)	$—	$(22)	$299	$(599)	$(1,066)
Supplemental information:
Capital expenditures	$—	$121	$47	$17	$22	$5	$—	$24	$14	$—	$250
Depreciation and amortization	$—	$352	$98	$26	$17	$7	$—	$19	$—	$—	$519

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Petroleum products	$6,709	$3,580	$5,960
Nitrogen fertilizer products	533	350	404
	$7,242	$3,930	$6,364

Automotive

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Automotive services	$1,377	$1,228	$1,373
Aftermarket parts sales	1,007	1,250	1,511
	$2,384	$2,478	$2,884

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31, 2021
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$19	$510	$28	$10	$30	$3	$14	$—	$1,707	$2,321
Cash held at consolidated affiliated partnerships and restricted cash	2,008	7	17	—	11	—	—	—	72	2,115
Investments	8,952	79	—	—	15	—	—	—	105	9,151
Accounts receivable, net	—	299	103	82	10	32	20	—	—	546
Inventories	—	484	780	93	—	106	15	—	—	1,478
Property, plant and equipment, net	—	2,735	786	147	351	60	—	—	6	4,085
Goodwill and intangible assets, net	—	221	362	27	—	21	254	—	—	885
Other assets	6,156	252	506	99	109	21	6	—	16	7,165
Total assets	$17,135	$4,587	$2,582	$458	$526	$243	$309	$—	$1,906	$27,746
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$2,405	$1,579	$981	$146	$49	$71	$50	$—	$90	$5,371
Securities sold, not yet purchased, at fair value	5,340	—	—	—	—	—	—	—	—	5,340
Debt	—	1,660	26	155	1	40	—	—	5,810	7,692
Total liabilities	7,745	3,239	1,007	301	50	111	50	—	5,900	18,403

Equity attributable to Icahn Enterprises	4,271	686	1,575	143	472	132	259	—	(3,994)	3,544
Equity attributable to non-controlling interests	5,119	662	—	14	4	—	—	—	—	5,799
Total equity	9,390	1,348	1,575	157	476	132	259	—	(3,994)	9,343
Total liabilities and equity	$17,135	$4,587	$2,582	$458	$526	$243	$309	$—	$1,906	$27,746

	December 31, 2020
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$14	$667	$25	$16	$21	$2	$8	$1	$925	$1,679
Cash held at consolidated affiliated partnerships and restricted cash	1,558	7	20	—	8	6	—	2	11	1,612
Investments	8,239	253	40	—	15	—	—	—	366	8,913
Accounts receivable, net	—	178	109	88	10	33	20	63	—	501
Inventories	—	298	1,080	89	—	81	10	22	—	1,580
Property, plant and equipment, net	—	2,747	857	160	310	65	—	82	7	4,228
Goodwill and intangible assets, net	—	238	372	31	1	21	282	9	—	954
Other assets	4,308	335	582	103	121	19	6	38	10	5,522
Total assets	$14,119	$4,723	$3,085	$487	$486	$227	$326	$217	$1,319	$24,989
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$2,256	$1,189	$1,163	$182	$45	$65	$64	$73	$114	$5,151
Securities sold, not yet purchased, at fair value	2,521	—	—	—	—	—	—	—	—	2,521
Debt	—	1,691	368	151	1	21	—	16	5,811	8,059
Total liabilities	4,777	2,880	1,531	333	46	86	64	89	5,925	15,731

Equity attributable to Icahn Enterprises	4,283	1,039	1,554	142	440	141	262	128	(4,606)	3,383
Equity attributable to non-controlling interests	5,059	804	—	12	—	—	—	—	—	5,875
Total equity	9,342	1,843	1,554	154	440	141	262	128	(4,606)	9,258
Total liabilities and equity	$14,119	$4,723	$3,085	$487	$486	$227	$326	$217	$1,319	$24,989

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

The following table presents our consolidated geographic net sales from external customers, other revenues from operations and property, plant and equipment, net for the periods indicated:

							Property, Plant and
	Net Sales			Other Revenues From Operations			Equipment, Net
	Year Ended December 31,			Year Ended December 31,			December 31,
	2021	2020	2019	2021	2020	2019	2021	2020

	(in millions)
United States	$9,924	$6,462	$9,271	$626	$604	$652	$3,955	$4,082
International	380	353	451	11	4	14	130	146
	$10,304	$6,815	$9,722	$637	$608	$666	$4,085	$4,228

Geographic locations for net sales and other revenues from operations are based on locations of the customers and geographic locations for property, plant, and equipment are based on the locations of the assets.

14. Income Taxes

The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows:

	Icahn Enterprises
	December 31,
	2021	2020

	(in millions)
Book basis of net assets	$3,544	$3,383
Book/tax basis difference	(1,362)	(775)
Tax basis of net assets	$2,182	$2,608

Income (loss) from continuing operations before income tax benefit (expense) is as follows:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Domestic	$(576)	$(2,586)	$(1,765)
International	(2)	2	26
	$(578)	$(2,584)	$(1,739)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax benefit (expense) attributable to continuing operations is as follows:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Current:
Domestic	$(87)	$69	$(106)
International	(3)	(2)	(3)
Total current	(90)	67	(109)
Deferred:
Domestic	166	51	87
International	2	(2)	2
Total deferred	168	49	89
	$78	$116	$(20)

A reconciliation of the income tax benefit (expense) calculated at the federal statutory rate to income tax benefit (expense) on continuing operations as shown in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Income tax benefit at U.S. statutory rate	$121	$543	$365
Tax effect from:
Valuation allowance	13	(243)	(63)
Non-controlling interest	10	(6)	(4)
Tax rate changes	13	—	—
Dividends received	(24)	—	—
Income not subject to taxation	(64)	(287)	(314)
State taxes	—	103	—
Other	9	6	(4)
Income tax benefit (expense)	$78	$116	$(20)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows:

	December 31,
	2021	2020

	(in millions)
Deferred tax assets:
Property, plant and equipment	$1	$17
Net operating loss	955	996
Tax credits	54	60
Capital loss	342	358
Leases	118	141
Other	120	119
Total deferred tax assets	1,590	1,691
Less: Valuation allowance	(971)	(1,026)
Net deferred tax assets	$619	$665

Deferred tax liabilities:
Property, plant and equipment	$(118)	$(121)
Intangible assets	(80)	(84)
Investment in partnerships	(496)	(657)
Investment in U.S. subsidiaries	(184)	(184)
Leases	(113)	(135)
Other	(9)	(42)
Total deferred tax liabilities	(1,000)	(1,223)
	$(381)	$(558)

We recorded deferred tax assets and deferred tax liabilities of $9 million and $390 million, respectively, as of December 31, 2020 and $10 million and $568 million, respectively, as of December 31, 2019. Deferred tax assets are included in other assets in our consolidated balance sheets.

We analyze all positive and negative evidence to consider whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income, tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. As of December 31, 2021 we had a valuation allowance of approximately $971 million primarily related to tax loss and credit carryforwards and other deferred tax assets. The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. For the year ended December 31, 2021, the valuation allowance on deferred tax assets decreased by $55 million. The decrease was primarily attributable to changes in state net operating loss carryforwards.

On December 11, 2020, we acquired all of the outstanding stock of Vivus upon its emergence from bankruptcy. On July 15, 2021, we contributed the stock of Vivus, Inc. to American Entertainment Properties Corp (“AEPC”), a wholly owned subsidiary, in a tax-free transaction. Immediately after the contribution, Vivus, Inc. converted into an LLC and became a disregarded entity of AEPC.

At December 31, 2021, American Entertainment Properties Corp. (“AEPC”), a wholly-owned corporate subsidiary of Icahn Enterprises, which includes all or parts of our Automotive, Food Packaging, Metals, Pharma, Home Fashion and Real Estate segments had U.S federal net operating loss carryforwards of approximately $2.9 billion with expiration dates from 2024 through unlimited carryforward periods. Additionally, AEPC and its corporate subsidiaries had foreign

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

net operating loss carryforwards of $29 million with an unlimited carryforward period and less than $1 million with a 5-year carryforward period.

At December 31, 2021, CVR Energy had state income tax credits of $26 million, which are available to reduce future state income taxes. These credits, if not used, will begin expiring in 2036.

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

As of December 31, 2021, we have not provided taxes on approximately $64 million of undistributed earnings in foreign subsidiaries which are deemed to be indefinitely reinvested. If at some future date these earnings cease to be permanently reinvested, we may be subject to foreign income and withholding taxes upon repatriation of such amounts. An estimate of the tax liability that would be incurred upon repatriation of foreign earnings is not practicable to determine.

Enactment of U.S. Tax Legislation

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of The Tax Legislation. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We report additional tax from the GILTI inclusion as incurred and currently estimate no additional tax due in 2021.

Under the Tax Legislation, an entity must pay a Base Erosion Anti-Abuse Tax (“BEAT”) if the BEAT is greater than its regular tax liability. We currently estimate no additional tax due in 2021 pursuant to the BEAT provisions.

Accounting for Uncertainty in Income Taxes

A summary of the changes in the gross amounts of unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Balance at January 1	$35	$33	$34
Addition based on tax positions related to the current year	—	1	2
Increase for tax positions of prior years	—	6	—
Decrease for tax positions of prior years	(1)	(2)	—
Decrease for statute of limitation expiration	(1)	(3)	(3)
Balance at December 31	$33	$35	$33

At December 31, 2021, 2020 and 2019, we had unrecognized tax benefits of $33 million, $35 million and $33 million, respectively. Of these totals, $29 million, $31 million and $27 million represent the amount of unrecognized tax benefits that if recognized, would affect the annual effective tax rate in the respective periods. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the next 12 months, we believe that it is reasonably possible that unrecognized tax benefits may decrease by approximately $5 million due to statute expirations.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. We recorded $5 million, $3 million and $1 million as of December 31, 2021, 2020 and 2019, respectively, in liabilities for tax related net interest and penalties in our consolidated balance sheets. Income tax expense (benefit) related to interest and penalties were $2 million, $2 million and $0 million for the years December 31, 2021, 2020 and 2019, respectively. We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We and our subsidiaries are no longer subject to U.S. federal tax examinations for years before 2017 or state and local examinations for years before 2016, with limited exceptions. The AEPC group’s income tax returns are currently under examination by the Internal Revenue Service (“IRS”) for the years ended December 31, 2018 and 2017. As of December 31, 2021, AEPC has not been notified of any issues pursuant to the examination.

15. Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits and
	of Tax	Other, Net of Tax	Total

	(in millions)
Balance, December 31, 2020	$(31)	$(49)	$(80)
Other comprehensive (loss) income before reclassifications, net of tax	(7)	9	2
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	4	4
Other comprehensive (loss) income, net of tax	(7)	13	6
Balance, December 31, 2021	$(38)	$(36)	$(74)

16. Other Income, Net

Other income, net consists of the following:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Dividend expense	$(75)	$(17)	$(5)
Equity earnings from non-consolidated affiliates	8	2	21
Foreign currency transaction loss	(14)	(5)	(5)
Non-service pension and other post-retirement benefits expense	—	(1)	(3)
(Loss) gain on extinguishment of debt, net	(5)	(12)	2
Other	2	2	9
	$(84)	$(31)	$19

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities on an undiscounted basis were $13 million and $37 million as of December 31, 2021 and 2020, respectively, primarily within our Energy segment and, prior to our sale of PSC Metals in December 2021, our Metals segment as well, and which are included in accrued expenses and other liabilities in our consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

Energy

On August 21, 2018, CVR Refining received a letter from the United States Department of Justice (the “DOJ”) on behalf of the U.S. Environmental Protection Agency (the “EPA”) and the Kansas Department of Health and Environment (“KDHE”) alleging violations of the Clean Air Act and a 2012 Consent Decree (“CD”) between CVR Refining, the United States (on behalf of the EPA) and KDHE at its Coffeyville refinery, primarily relating to flares. In June 2020, a tolling agreement between the parties relating to such allegations expired, and the United States and KDHE sent demand letters relating to the allegations (the “Stipulated Claims”) and seeking stipulated penalties under the CD. In February 2021, the DOJ and KDHE sent CVR Refining a statement of position under the CD regarding its demand for Stipulated Claims. As CVR Refining disputes most claims asserted by the government, in accordance with the CD, CVR Refining deposited funds into a commercial escrow account pending resolution of disputed claims. The escrowed funds are legally restricted for use and are included within cash held at consolidated affiliated partnership and restricted cash on the consolidated balance sheets. In April 2021, CVR Refining filed a petition for judicial review of the Stipulated Claims with the United States District Court for the District of Kansas (“Kansas Federal District Court”), in accordance with the dispute resolution provisions of the CD. On September 23, 2021, the court ordered briefing on CVR Refining’s petition, which was completed in December 2021. Separately, in December 2020, the DOJ and KDHE filed a supplemental complaint in the Kansas Federal District Court asserting nine counts for alleged violations of the Clean Air Act, the Kansas State Implementation Plan and Kansas law seeking civil penalties, injunctive and related relief, which they sought leave to amend on February 10, 2022, to add an additional eight counts under Part 63 of the National Emissions Standards for Hazardous Air Pollutants from Petroleum Refineries Subparts CC and R (“NESHAP”), Kansas Law and CVR Refining’s permits relating to flares, heaters and related matters (collectively, the “Statutory Claims”). In March 2021, CVR Refining filed a partial motion to dismiss certain Statutory Claims, which is still pending with the Kansas Federal District Court. Negotiations relating to the Stipulated Claims and the Statutory Claims are ongoing and CVR Energy cannot at this time determine the outcome of these matters, including whether such outcome, or any subsequent enforcement or litigation relating thereto would have a material impact on our Energy segment’s financial position, results of operations, or cash flows.

As of December 31, 2021 and 2020, our Energy segment had environmental accruals of $12 million and $11 million, respectively, representing estimated costs for future remediation efforts at certain sites.

Renewable Fuel Standard

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021, 2020 and 2019, our Energy segment recognized an expense of $435 million, $190 million and $43 million, respectively, for CVR Refining’s compliance with the RFS (based on our Energy segment’s 2020 annual renewal volume obligation (“RVO”) and proposed preliminary 2021 RVO range, for the respective periods, and excluding the impacts of any exemptions or waivers to which our Energy segment may be entitled ). These expenses are included in cost of goods sold in our consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol and biodiesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which our Energy segment may be entitled), the remaining position is marked-to-market using RIN market prices at period end. As of December 31, 2021 and 2020, CVR Refining’s biofuel blending obligation was $494 million and $214 million, respectively, which is included in accrued expenses and other liabilities in our consolidated balance sheets.

Litigation

From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.

Energy

In 2019, CVR Energy, CVR Refining and its general partner, CVR Refining Holdings, Icahn Enterprises and certain directors and affiliates (collectively, the “Call Defendants”) were named in at least one of nine now consolidated lawsuits filed by purported former unitholders of CVR Refining, on behalf of themselves and an alleged class of similarly situated unitholders relating to CVR Energy’s exercise of the call option (“Call Option”) under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner (the “Delaware Lawsuits”). The Call Option Lawsuits primarily allege breach of contract, tortious interference and breach of the implied covenant of good faith and fair dealing and seek monetary damages and attorneys’ fees, among other remedies. In January 2020, the court dismissed CVR Holdings and certain former directors of CVR Refining’s general partner from the Call Option Lawsuits, though permitted some or all of the claims to proceed against each remaining defendant. Trial of the Call Option Lawsuits concluded in July 2021, and the parties are currently in post-trial proceedings. CVR Energy believes the Call Option Lawsuits are without merit and intends to vigorously defend against them. Plaintiffs filed their Opening Post-Trial Brief on December 22, 2021, now quantifying alleged damages in excess of $300 million; the Call Defendants strongly dispute Plaintiff’s claims and are preparing responsive briefings. Accordingly, CVR Energy cannot determine at this time the outcome of the Call Option Lawsuits, including whether the outcome of this matter would have a material impact on our Energy segment’s financial position, results of operations, or cash flows. However, while CVR Energy firmly believes this matter is without merit, if it is concluded in a manner adverse to CVR Energy, it could have a material effect on our Energy segment’s financial position, results of operations, or cash flows.

The Call Defendants are also parties to two lawsuits relating to insurance coverage for the Call Option Lawsuits, one filed on January 27, 2021, in the 434th Judicial District Court of Fort Bend County, Texas by the Call Defendants primary and excess insurers (the “Insurers”) seeking declaratory judgement determining that they owe no indemnity coverage for the Call Option Lawsuits in relation to insurance policies that have coverage limits of $50 million, and another filed on January 30, 2022 in the Superior Court of the State of Delaware by the Call Defendants against the Insurers for anticipatory breach of contract and breach of the implied covenant of good faith dealing (the “Delaware Coverage Case”). On November 3, 2021, the court in the Delaware Coverage Case granted partial summary judgment in favor of the Call Defendants relating to the deductible. As both lawsuits are in their early states, CVR Energy cannot determine at this time the outcome of the lawsuits, including whether the outcome would have a material impact on our Energy segment’s financial position, results of operations, or cash flows.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 25, 2021, the Supreme Court of the United States (the “Supreme Court”) overturned a decision of the 10th Circuit Court of Appeals (“10th Circuit”) vacating three small refinery exemptions (“SREs”) under the RFS, including one issued to CVR Refining’s Wynnewood Refinery for 2017, to the extent such SREs were vacated based on failure to have continuously received an SRE in all applicable preceding years. Following the Supreme Court ruling, the EPA notified CVR Refining that it would reconsider the 2017 SRE on other grounds referenced in the 10th Circuit decision. On July 20, 2021, after remand from the Supreme Court, the 10th Circuit vacated its prior judgment, recalled its previous mandate denying the 2017 SRE, entered a new judgment and issued a new mandate transferring jurisdiction back to the EPA. On August 26, 2021, the EPA filed a Motion for Clarification asking the 10th Circuit whether the alternative holdings that supported the 10th Circuit’s prior judgment remain in effect and whether the new mandate returns the agency actions back to the EPA, which Motion for Clarification was denied. On September 15, 2021, CVR Refining advised the EPA it considered its 2017 SRE intact and demanded that the EPA return the status of its 2017 SRE to “granted.” The EPA has not yet responded to CVR Refining’s demand. Given the EPA’s failure to respond, we cannot currently estimate the outcome, impact or timing of resolution of this matter.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 88% of our outstanding depositary units as of December 31, 2021. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of December 31, 2021. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $66 million as of December 31, 2021. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Year	Energy	Pharma

	(in millions)
2022	$136	$19
2023	85	13
2024	82	13
2025	82	13
2026	77	13
Thereafter	252	40
	$714	$111

CVR Energy is a party to various supply agreements which commit it to purchase minimum volumes of crude oil, hydrogen, oxygen, nitrogen, petroleum coke and natural gas to run its facilities’ operations. For the years ended December 31, 2021, 2020 and 2019, amounts purchased under these supply agreements totaled approximately $176 million, $153 million and $167 million, respectively.

18. Pension and Other Post-Retirement Benefit Plans

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit cost (credit) are as follows:

	U.S. and Non-U.S. Pension Benefits
	Year Ended December 31,
	2021	2020	2019

	(in millions)
Interest cost	$4	$5	$6
Expected return on plan assets	(5)	(5)	(4)
Amortization of actuarial losses	1	1	1
	$—	$1	$3

The following table provides disclosures for Viskase’s benefit obligations, plan assets, funded status, and recognition in the consolidated balance sheets. As pension costs for Viskase are not material to our consolidated financial position and results of operations, we do not provide information regarding their inputs and valuation assumptions.

	U.S and Non-U.S. Pension Benefits
	2021	2020

	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$166	$154
Interest cost	4	5
Benefits paid	(8)	(7)
Actuarial loss	(5)	11
Currency translation	(3)	3
Benefit obligation, end of year	154	166
Change in plan assets:
Fair value of plan assets, beginning of year	94	90
Actual return on plan assets	11	10
Employer contributions	8	1
Benefits paid	(7)	(7)
Fair value of plan assets, end of year	106	94
Funded status of the plan and amounts recognized in the consolidated balance sheets	$(48)	$(72)

Defined Benefit Plans Measured at Fair Value on a Recurring Basis

The following table presents Viskase’s defined benefit plan assets measured at fair value on a recurring basis:

	December 31, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(in millions)
U.S. and Non-U.S. Plans:
Cash and cash equivalents	$6	$—	$6	$7	$—	$7
Government debt securities	6	4	10	3	6	9
Exchange traded funds	24	—	24	13	—	13
Mutual funds	37	2	39	40	2	42
Common stock	27	—	27	23	—	23
	$100	$6	$106	$86	$8	$94

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Cash payments for interest, net of amounts capitalized	$(485)	$(507)	$(524)
Cash (payments) receipts for income taxes, net	(72)	22	(64)
Non-cash dividends to non-controlling interests in subsidiary	(74)	—	—
Non-cash Investment segment contributions from non-controlling interests	2	1,240	—
Non-cash consideration for obtaining a controlling interest in subsidiary	—	(249)	—

20. Subsequent Events

Icahn Enterprises

Distribution

On February 23, 2022, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about April 27, 2022 to depositary unitholders of record at the close of business on March 18, 2022. Depositary unitholders will have until April 14, 2022 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending April 22, 2022. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2021, is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, our independent registered public accounting firm (PCAOB ID Number 248), has audited and issued their report on Icahn Enterprises’ internal control over financial reporting, which appears below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Icahn Enterprises L.P.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2021, and our report dated February 25, 2022 expressed an unqualified opinion on those financial statements.

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

/s/GRANT THORNTON LLP

Fort Lauderdale, Florida

February 25, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, offices held and ages of the directors and executive officers of Icahn Enterprises G.P., Inc. (“Icahn Enterprises GP”), the general partner of Icahn Enterprises L.P. (“Icahn Enterprises”) are as follows:

Name	Age	Position
Carl C. Icahn	86	Chairman of the Board
David Willetts	46	President, Chief Executive Officer and Director
Ted Papapostolou	41	Chief Financial Officer, Chief Accounting Officer and Director
Brett Icahn	42	Director
Michael Nevin	38	Director
Denise Barton	64	Director
Stephen A. Mongillo	60	Director
Alvin B. Krongard	85	Director
Nancy Dunlap	69	Director

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

Carl C. Icahn has served as Chairman of the Board and a director of Starfire Holding Corporation, a privately-held holding company, and Chairman of the Board and a director of various subsidiaries of Starfire Holding Corporation, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly-owned subsidiary of Icahn Enterprises and certain related entities, Mr. Icahn’s principal occupation has been managing private investment funds, including Icahn Partners LP and Icahn Partners Master Fund LP. Since 1990, Mr. Icahn has been Chairman of the Board of Icahn Enterprises GP, the general partner of Icahn Enterprises. Mr. Icahn was previously: Chairman of the Board of Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts, from 2010 until 2018; Chairman of the Board of CVR Refining, LP from 2013 to 2018; Chairman of the Board of CVR Energy, Inc., from 2012 to 2018; President and a member of the Executive Committee of XO Holdings, from 2011 to 2017, and Chairman of the Board of its predecessors, from 2003 to 2011; a director of Federal-Mogul LLC, a supplier of automotive powertrain and safety components, from 2007 to 2015, and the non-executive Chairman of the Board of Federal-Mogul LLC, from 2008 to 2015; Chairman of the Board of American Railcar Industries, Inc., a railcar manufacturing company, from 1994 to 2014; a director of American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, from 2004 to 2013; a director of WestPoint Home LLC, from 2005 to 2011; and a director of Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, from 1993 to 2010.

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

David Willetts has served as Chief Executive Officer of Icahn Enterprises since November 2021 and director since June 2021. Mr. Willets previously served as Chief Financial Officer of Icahn Enterprises from June 2021 until November 2021. In addition, Mr. Willetts has served as a Managing Director at AlixPartners, a global consulting firm which specializes in improving corporate financial and operational performance and executing corporate turnarounds. Since 2012, Mr. Willetts has worked continuously with Private Equity firms and public companies in the industrial, automotive, consumer products, retail and energy sectors. Prior to that time, he was a senior operating executive at Cerberus Capital for eight years, serving in multiple financial and operating roles including Chief Financial Officer, divisional Chief Executive Officer and lead executive restructuring roles within Cerberus’ operating companies. Prior to 2005, Mr. Willetts was employed at General Electric in progressive finance executive roles within General Electric’s Corporate Audit Staff and industrial business units, including as the Chief Financial Officer of GE Lighting Systems and Chief Financial Officer of GE C&I Lighting, North America. Mr. Willetts graduated from Franklin and Marshall College in 1997 Summa Cum Laude, with a B.A. in business, with a double concentration in accounting and finance. Mr. Willetts has served as director of Viskase Companies, Inc., since June 2021, and CVR Energy, Inc. and CVR Partners LP since July 2021. Viskase Companies, Inc., CVR Energy, Inc. and CVR Partners LP are each indirectly controlled by Carl C. Icahn.

Mr. Willetts brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In particular, his experience as Chief Financial Officer and divisional Chief Executive Officer of Cerberus Capital enables him to understand the complex business and financial issues that we may face.

Ted Papapostolou has served as Chief Financial Officer of Icahn Enterprises since November 2021 and Chief Accounting Officer of Icahn Enterprises since March 2020. In addition, Mr. Papapostolou has served as director of Icahn Enterprises since December 2021 and its Secretary since April 2020. Mr. Papapostolou served in various progressive accounting positions at Icahn Enterprises from March 2007 to March 2020. Previously, Mr. Papapostolou worked at Grant Thornton LLP in their audit practice. Mr. Papapostolou received his M.B.A from The Peter J. Tobin College of Business at Saint John’s University and his B.B.A from Frank G. Zarb School of Business at Hofstra University. Mr. Papapostolou has served as director of Viskase Companies, Inc., since April 2020. Viskase Companies, Inc., is indirectly controlled by Carl C. Icahn.

Brett Icahn has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP and has been a Portfolio Manager for Icahn Capital LP, a subsidiary of Icahn Enterprises since October 2020. Mr. Icahn was previously a consultant for Icahn Enterprises, where he exclusively provided investment advice to Carl C. Icahn with respect to the investment strategy for Icahn Enterprises’ Investment segment and with respect to capital allocation across Icahn Enterprises’ various operating subsidiaries from 2017 to 2020. From 2010 to 2017, Mr. Icahn was responsible for co-executing an investment strategy across all industries as a Portfolio Manager of the Sargon Portfolio for Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds. From 2002 to 2010, Mr. Icahn served as an investment analyst for Icahn Capital LP and in a variety of investment advisory roles for Carl C. Icahn. Mr. Icahn has been a director of Newell Brands Inc., a global marketer of consumer and commercial products, since March 2018, and Bausch Health Companies Inc., a manufacturer and marketer of pharmaceuticals, over the counter products and medical devices, since March 2021. Mr. Icahn was previously a director of: Nuance Communications, Inc., a provider of voice and language solutions, from October 2013 to March 2016; Voltari Corporation, a mobile data services provider, from January 2010 to August 2014; American Railcar Industries, Inc., a railcar manufacturing company, from January 2007 to June 2014; Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, from January 2010 to February 2014; Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 to November 2013; and The Hain Celestial Group, Inc., a natural and organic products company, from July 2010 to November 2013. Voltari Corporation, American Railcar Industries and Cadus Corporation were previously indirectly controlled by Carl C. Icahn. Carl C. Icahn also has or previously had non-controlling interests in Newell Brands Inc., Nuance Communications, Inc., Take-Two Interactive Software Inc. and the Hain Celestial Group through the ownership of securities. Brett Icahn is the son of Carl C. Icahn.

Mr. Icahn brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In addition, Mr. Icahn is uniquely qualified based on his prior experience working as an investment analyst for Icahn Capital LP.

Michael Nevin has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since December 2018 and has served as Managing Director from June 2018 until August 2019. In addition, Mr. Nevin has served as Chief Financial Officer of Icahn Automotive Group LLC since February 2019. From July 2015 to June 2018, Mr. Nevin served as a Financial Analyst at Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Nevin was employed by Jefferies LLC as a Research Analyst from 2014 to 2015 covering the utilities sector. Mr. Nevin was also employed by JP Morgan Investment Bank in various roles from 2009 to 2014, most recently as an Associate from 2012 to 2014. Mr. Nevin currently serves as director of certain subsidiaries of Icahn Automotive Group LLC. Mr. Nevin was previously: a director of Viskase Companies, Inc. from April 2017 until January 2022; a director of Conduent Incorporated, a provider of business process outsourcing services, from December 2016 through August 2019; a director of Ferrous Resources Ltd, an iron ore mining company, from December 2016 through its sale in August 2019; a director of American Railcar Industries, Inc., a railcar manufacturing company, from February 2017 through its sale in December 2018; and a director of Federal-Mogul LLC, a supplier of automotive powertrain and safety components, from February 2016 through its sale in October 2018. Viskase Companies, Inc., is indirectly controlled by Carl C. Icahn. Ferrous Resources Ltd., American Railcar Industries, Inc. and Federal-Mogul LLC were previously indirectly controlled by Mr. Icahn. Carl C. Icahn also has a non-controlling interests in Conduent Incorporated through the ownership of securities. Mr. Nevin is married to the daughter of Carl C. Icahn.

Mr. Nevin brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In particular, his service as Chief Financial Officer of Icahn Automotive enables him to understand the complex business and financial issues that we may face.

Denise Barton has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since September 2019 and was a member of our audit committee from September 2019 until April 2021. In addition, Ms. Barton has served as Chief Financial Officer of IEH Auto Parts LLC, a subsidiary of Icahn Enterprises since July of 2021 and both Chief Executive Officer and Chief Financial Officer of IEH Auto Parts LLC since September 2021. Ms. Barton currently serves as director of certain subsidiaries of Icahn Automotive Group LLC. Previously, Ms. Barton has served on the board of directors and audit committee for Viskase Companies, Inc., a subsidiary of Icahn Enterprises, from May 2016 until January 2022 and served on the board of directors and audit committee for Trump Entertainment Resorts, Inc., a subsidiary of Icahn Enterprises, from February 2016 through June 2017. Ms. Barton served as a member of the Operating Executive Board of Gotham Private Equity Partners, LP, a New York based merchant banking firm, from March 2010 through January 2014. Ms. Barton served as the Chief Financial Officer for Land Holdings I, LLC, a company formed to develop, own and operate the Scarlet Pearl Casino Resort, from March 2012 through March 2017. In addition, Ms. Barton has over 15 years’ experience in public accounting and has served as Chief Financial Officer in both public and private companies. Ms. Barton is a certified public accountant and has been licensed by the Nevada State Gaming Control Commission, the New Jersey Casino Control Commission and the Mississippi Gaming Commission.

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

Nancy Dunlap has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since April 2021 and is a member of our audit committee. Ms. Dunlap currently serves as the private counsel and head of the private family office of former New Jersey Governor and United States Senator Jon S. Corzine. Since 1999, Ms. Dunlap has overseen all personal investment and legal affairs of the Corzine Family Office. As head of Mr. Corzine’s private family office, Ms. Dunlap also serves as a Trustee of the Jon S. Corzine Trust and as Director of the Jon S. Corzine Foundation. Ms. Dunlap was previously a director of: CVR Refining, LP, from July 2018 to February 2019; and Equita Sim, a private investment bank headquartered in Milan, Italy, from November 2010 to September 2015. CVR Partners LP is indirectly controlled by Mr. Icahn. Ms. Dunlap was also previously a director of Amp Electric Vehicles from March 2010 to September 2012. Ms. Dunlap received a Juris Doctor from St. John’s University School of Law and a Bachelor of Arts from University of Denver.

Ms. Dunlap brings to her service as a director her significant experience in leadership roles as director of various companies as discussed above.

Audit Committee

Stephen A. Mongillo, Alvin B. Krongard and Nancy Dunlap serve on our audit committee. Stephen A. Mongillo is an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K and is “independent” within the meaning of Rule 5605(a)(2) of the Nasdaq Listing Rules. We believe that each of the other audit committee members are also “independent.” A copy of the audit committee charter is available on our website at www.ielp.com/corporate-governance or may be obtained without charge by writing to Icahn Enterprises L.P., 16690 Collins Avenue, PH-1, Sunny Isles Beach, FL 33160, Attention: Investor Relations.

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

Interested parties may directly communicate with the presiding director of the audit committee or with the non-management directors of the audit committee as a group by directing all inquiries to our ethics hotline at (800) 737-1213.

Audit Committee Report

The audit committee has confirmed that: (1) the audit committee reviewed and discussed our audited financial statements for the year ended December 31, 2021 with management; (2) the audit committee has discussed with our independent auditors the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC; (3) the audit committee has received the written disclosures and the letter from the independent accountants required by the applicable requirements of the PCAOB regarding the independent accountant’s communication with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence; and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the board of directors that our audited financial statements for the year ended December 31, 2021 be included in this Report.

This report is provided by the following independent directors, who constitute the audit committee:

Stephen A. Mongillo

Alvin B. Krongard

Nancy Dunlap

Code of Ethics and Business Conduct

Icahn Enterprises GP’s board of directors has adopted a Code of Ethics and Business Conduct applicable to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics and Business Conduct is available on our website at www.ielp.com/corporate-governance and may be obtained without charge by writing to Icahn Enterprises L.P., 16690 Collins Avenue, PH-1, Sunny Isles Beach, FL 33160, Attention: Investor Relations.

Nasdaq Corporate Governance Compliance

Pursuant to Rule 5615(a)(4)(J) of the Nasdaq corporate governance requirements, in the event that an executive officer of Icahn Enterprises’, or a person performing an equivalent role, becomes aware of any noncompliance with Nasdaq’s corporate governance requirements, he or she is required to provide prompt notice to Nasdaq of such noncompliance. As of February 25, 2022, we believe that we are compliant with Nasdaq’s corporate governance requirements.

Board Leadership Structure

Our leadership structure includes the positions of Chairman of the Board (“Chairman”) and Chief Executive Officer. Mr. Icahn serves as our Chairman and Mr. Willetts serves as our Chief Executive Officer.

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

The board of directors met seven times during 2021, including four regularly scheduled meetings and three special meetings. All of the directors who served during all of 2021 attended at least 75% of the total meetings of the board of directors and each of its committees on which such director served.

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

Compensation Discussion and Analysis

The following section provides an overview and analysis of our compensation programs, the compensation decisions we have made under those programs, and the factors we considered in making those decisions. Later in this section, under the heading “Additional Information Regarding Executive Compensation,” we provide a table containing specific information about the compensation earned by the following individuals in 2021, whom we refer to as our named executive officers:

●	Carl C. Icahn, Chairman of the Board
●	David Willetts, President and Chief Executive Officer
●	Ted Papapostolou, Chief Financial Officer and Chief Accounting Officer
●	Aris Kekedjian, Former President and Chief Executive Officer(1)
●	Keith Cozza, Former President and Chief Executive Officer(2)
●	SungHwan Cho, Former Chief Financial Officer(3)
(1)	Mr. Kekedjian served as President and Chief Executive Officer from May 10, 2021 until November 5, 2021, after which time he was no longer employed with us.
(2)	Mr. Cozza served as President and Chief Executive Officer until May 10, 2021 and continued to be employed by us until May 28, 2021. In addition, during his employment with us, Mr. Cozza also served as the Chief Operating Officer of Icahn Capital LP, served as director of Icahn Enterprises and held officer and/or director positions at certain of our other subsidiaries.

(3)	Mr. Cho served as Chief Financial Officer and as a director of Icahn Enterprises until June 18, 2021, after which time he was no longer employed with us.

The discussion below is intended to help you understand the detailed information provided in the table and put that information into context within our overall compensation program.

Overview of Compensation Program

Throughout this narrative discussion and in the accompanying table, we refer to our named executive officers. The key compensation package provided to our named executive officers consists of (i) base salary, (ii) incentive compensation and (iii) other benefits. The key compensation provided to our named executive officers for 2021 consisted of salary, bonuses and deferred unit awards. See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for the compensation received by each of our named executive officers for 2021. Executive compensation levels are established based upon the recommendation of our Chairman, which are discussed with members of the Board. The Board does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.

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

The primary components of our executive compensation are base salary and annual bonus, payable in cash, and deferred unit awards. Base salary is paid for ongoing performance throughout the year and is determined based on job function and each executive’s contribution to our performance and achievement of our overall business objectives. Our annual bonuses are intended to reward particular achievement during the year, motivate future performance and attract and retain highly qualified key employees. Deferred unit awards are also provided to motivate future performance and retain highly qualified key employees.

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

See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for detailed information on the compensation received by each of our named executive officers for 2021.

Bonus

The Company believes that bonuses are an integral component of compensation that is an important way to motivate and reward performance of our employees. The Company does not have a formula or pre-established policy for determining either salary levels or bonuses; bonuses are discretionary. In addition, in order that we remain competitive in the marketplace, we may review market information regarding pay practices in the finance industries generally in determining bonuses. Generally, bonuses are determined by various factors, including, but not limited to, the achievement of financial goals and other Company goals that are determined to be critical to the success of the Company, overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork for each individual.

Deferred Unit Awards

For 2021, Messrs. Willets, Papapostolou and Kekedjian were our only named executive officers who were granted deferred unit awards under our 2017 Incentive Plan. Deferred unit awards are granted to key employees in order to align the interests of executives with our unitholders, provide competitive financial incentives and to promote continuity of management.

401(k) Plan and Other Benefits

For 2021, Messrs. Willets, Papapostolou, Kekedjian, Cozza, and Cho were our only named executive officers participating in our qualified Icahn Enterprises Holdings 401(k) Plan (the “401(k) Plan”), and thus received matching contributions for 2021. The matching contributions for the respective named executive officer in 2020 are disclosed in our Summary Compensation Table under “All Other Compensation” and in the related footnote. Mr. Icahn was our only named executive who did not participate in the 401(k) Plan for 2021. Our 401(k) Plan helps employees save and prepare financially for retirement.

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

Perquisites

The total value of all perquisites and personal benefits (exclusive of 401(k) Plan matching contributions) provided to each of our named executive officers for 2021, 2020 and 2019 was less than $10,000 per person.

CEO Pay Ratio

Our Chief Executive Officer to median employee pay ratio (“CEO Pay Ratio”) is calculated in accordance with Regulation S-K. To determine our Chief Executive Officer pay ratio and our median employee, we utilized data as of December 31, 2021 (the "Determination Date"). As of the Determination Date, we and our consolidated subsidiaries employed approximately 19,500 full-time, part- time, temporary and seasonal employees, of which approximately 19% were employed internationally. From this population of employees, as permitted by Regulation S-K, we excluded all employees (totaling 386 employees) located in the following countries, which represented approximately 2.0% of our total employee population:

Country	Number of Employees
Germany	203
Aruba	161
Italy	22

We identified the median employee by examining the 2021 total cash compensation (inclusive of any bonuses) for all individuals, excluding our Chief Executive Officer, who were employed by us on the Determination Date. We believe that the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees or other forms of non-cash compensation. We included all active employees, except as permitted to be excluded by Regulation S-K, whether employed on a full-time, part-time, temporary or seasonal basis. We did not utilize any sampling methods and we did not make any assumptions, adjustments, or estimates with respect to total cash compensation, except to annualize full-time and part-time employees who were hired during the period and to translate any compensation measured in a foreign currency to U.S. Dollars.

After identifying the median employee based on total cash compensation, we calculated the total annual compensation for such employee using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table below. Our Chief Executive Officer at December 31, 2021 was David Willets who served as Chief Executive Officer since November 7, 2021 and who previously served as Chief Financial Officer from June 2021 until November 7, 2021. Prior to this, Aris Kekedjian and Keith Cozza separately served as Chief Executive Officer during 2021, and received compensation of different amounts and comprised of different components. For purposes of this CEO Pay Ratio determination, we have elected to annualize Mr. Willetts’ total compensation based on his base salary, target bonus and grant date fair value of deferred unit award amount in effect at December 31, 2021 as we feel this most appropriately reflects the compensation level of our current Chief Executive Officer at such time and going forward.

Our Chief Executive Officer’s total annual compensation for 2021, based on the above, was $6,301,741. The median employee’s total annual compensation for 2021 was $36,853. The ratio of our Chief Executive Officer’s total annual compensation to our median employee’s total annual compensation for 2021 was 171:1.

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

This report is provided by the board of directors:

Carl C. Icahn

David Willets

Ted Papapostolou

Brett Icahn

Michael Nevin

Stephen A. Mongillo

Alvin B. Krongard

Nancy Dunlap

Denise Barton

Compensation Committee Interlocks and Insider Participation

During 2021, our entire board of directors, including Mr. Icahn, participated in deliberations concerning executive compensation. During 2021, none of our executive officers served on the compensation committee (or equivalent), or the board of directors of another entity whose executive officer(s) served on our board of directors.

Additional Information Regarding Executive Compensation

The following table sets forth information in respect of the compensation earned for services to us and/or our subsidiaries by each of our named executive officers for 2021.

Summary Compensation Table

	Annual Compensation(1)
				Unit	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Carl C. Icahn(2)	2021	1	—	—	14,636	14,637
Chairman of the Board	2020	1	—	—	14,636	14,637
	2019	1	—	—	66,142	66,143

David Willetts(3)	2021	428,654	887,535	3,750,000	1,741	5,067,930
President and Chief Executive Officer

Ted Papapostolou (4)	2021	271,000	100,000	1,650,000	2,188	2,023,188
Chief Financial Officer and Chief Accounting Officer	2020	250,000	100,000	—	11,230	361,230

Aris Kekedjian(5)	2021	899,072	1,090,411	7,500,000	1,341	9,490,824
President and Chief Executive Officer

Keith Cozza(6)	2021	856,904	2,083,333	—	2,681	2,942,918
President and Chief Executive Officer	2020	1,500,000	5,000,000	—	11,588	6,511,588
	2019	1,500,043	5,000,000	—	11,344	6,511,387

SungHwan Cho(7)	2021	669,581	697,531	—	2,681	1,369,793
Chief Financial Officer	2020	840,000	1,700,000	—	11,588	2,551,588
	2019	878,794	1,700,000	—	11,344	2,590,138

(1)	Pursuant to applicable regulations, certain columns of the Summary Compensation Table have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, any of our subsidiaries or by Icahn Enterprises GP, which was subsequently reimbursed by us, required to be reported in those columns.
(2)	The salary indicated above represents compensation paid to Mr. Icahn in each of 2021, 2020 and 2019 for his services as Chief Executive Officer of our subsidiary, Icahn Capital LP, and of the general partners of the Investment Funds. Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds for which he currently receives an annual base salary of $1 per annum. Mr. Icahn does not receive director fees from us.
(3)	Mr. Willetts served as Chief Executive Officer since November 7, 2021 and Chief Financial Officer from June 18, 2021 until November 7, 2021. For 2021, Mr. Willetts received a salary of $428,654 and a bonus of $887,535, which was determined based on various factors, including, but not limited to overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork. In addition, Mr. Willetts received a deferred unit award based on a grant date fair value of $3,750,000, which vests three years after grant. Mr. Willetts’ all other compensation for 2021 consists of $1,263 for medical and dental benefits and $478 for life insurance premiums.
(4)	Mr. Papapostolou served as Chief Financial Officer since November 7, 2021 and Chief Accounting Officer for all of 2021. For 2021, Mr. Papapostolou received a salary of $271,000 and a bonus of $100,000, which was determined based on various factors, including, but not limited to overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork. In addition, Mr. Papapostolou received a deferred unit award based on a grant date fair value of $1,650,000, which vests three years after grant. Mr.

Papapostolou’s all other compensation for 2021 consists of $9,063 in matching contributions under our 401(k) Plan, $1,572 for medical and dental benefits and $616 for life insurance premiums.
(5)	Mr. Kekedjian served as Chief Executive Officer from May 10, 2021 until November 5, 2021. For 2021, Mr. Kekedjian received a salary of $899,072 and a bonus of $1,090,411. In addition, Mr. Kekedjian received a deferred unit award based on a grant date fair value of $7,500,000, which vests three years after grant, however, upon his departure on November 5, 2021, Mr. Kekedjian received compensation of $1,366,639 for the pro-rata share of deferred units. Mr. Kekedjian’s all other compensation for 2021 consists of $943 for medical and dental benefits and $398 for life insurance premiums.
(6)	Mr. Cozza served as Chief Executive Officer until May 10, 2021. During 2021, Mr. Cozza received a salary of $856,904 and a bonus of $2,083,333. Mr. Cozza’s all other compensation for 2021 consists of $9,063 in matching contributions under our 401(k) Plan, $1,726 for medical and dental benefits and $955 for life insurance premiums.
(7)	Mr. Cho served as Chief Financial Officer until June 18, 2021. For 2021, Mr. Cho received a salary of $669,581 and a bonus of $697,531. Mr. Cho’s all other compensation for 2021 consists of $9,063 in matching contributions under our 401(k) Plan, $1,726 for medical and dental benefits and $955 for life insurance premiums.

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

Grants of Plan Based Awards

The following table sets forth information in respect of the deferred unit awards granted to each of our named executive officers for 2021 under the 2017 Incentive Plan.

	Estimated Future Payout Under Equity Incentive Plan Awards
			Grant Date
	Grant	Number	Fair Value
Name	Date	of Units	($)
David Willetts	12/9/2021	69,498	3,750,000
Ted Papapostolou	12/9/2021	30,579	1,650,000
Aris Kekedjian	4/26/2021	132,670	7,500,000

Outstanding Equity Awards at Fiscal Year End 2021

The following table sets forth information in respect of outstanding equity awards held by each of our named executive officers as of December 31, 2021 under the 2017 Incentive Plan. All awards below are cash-settled deferred unit awards that cliff vest three years from the date of grant.

	Equity Awards That Have Not Vested
			Market Value
	Grant	Number	of Units
Name	Date	of Units	($)
David Willetts	12/9/2021	69,498	3,446,406
Ted Papapostolou	12/9/2021	30,579	1,516,413

There were no awards that vested during 2021 for our named executive officers.

Employment Arrangements

On December 9, 2021, Icahn Enterprises entered into an offer letter with David Willetts. Pursuant to the letter agreement with Mr. Willets, during his term of employment, Mr. Willets will be paid a base salary at the rate of $1,000,000 per annum. Mr. Willets will be eligible to receive an annual discretionary cash bonus with a target amount of $1,550,000. Mr. Willets also received a grant as of December 9, 2021 of 69,498 deferred depositary units of Icahn Enterprises under the Icahn Enterprises 2017 Long-Term Incentive Plan (“LTIP”), determined by dividing $3,750,000 by the 180-day VWAP of depositary units ending on the trading day immediately prior to the grant date. The deferred depositary units will cliff vest and cease to be deferred units on December 9, 2024 (subject to the other terms and conditions set forth in the LTIP and award agreement entered into in connection with the grant of deferred depositary units).

In addition, if Mr. Willets’ employment is terminated by Icahn Enterprises without “cause” (as defined in the offer letter) at any time or in the event of his death or disability, he (or his estate in the event of death) will be entitled to a pro-rata cash bonus of the target bonus amount for the calendar year of the termination and a pro-rata portion of the grant of the deferred depositary units will become immediately vested and the remaining portion of the grant will be forfeited.

On December 9, 2021, Icahn Enterprises entered into an offer letter with Ted Papapostolou. Pursuant to the letter agreement with Mr. Papapostolou, during his term of employment, Mr. Papapostolou will be paid a base salary at the rate of $550,000 per annum. Mr. Papapostolou will be eligible to receive an annual discretionary cash bonus with a target amount of $100,000. Mr. Papapostolou also received a grant of 30,579 deferred depositary units of Icahn Enterprises as of December 9, 2021 under the LTIP, determined by dividing $1,650,000 by the 180-day VWAP of depositary units ending on the trading day immediately prior to the grant date. The deferred depositary units will cliff vest and cease to be deferred units on December 9, 2024 (subject to the other terms and conditions set forth in the LTIP and award agreement entered into in connection with the grant of deferred depositary units).

In addition, in the event that Mr. Papapostolou’s employment is terminated by Icahn Enterprises without “cause” (as defined in the offer letter) at any time or in the event of his death or disability, he (or his estate in the case of death) will be entitled to a pro-rata cash bonus of the target bonus amount for the calendar year of the termination and a pro-rata portion of the grant of the deferred depositary units will become immediately vested and the remaining portion of the grant will be forfeited.

On December 20, 2019, Icahn Enterprises entered into an employment agreement (the “Employment Agreement”) with Keith Cozza, pursuant to which Mr. Cozza served as the President and Chief Executive Officer of Icahn Enterprises and Icahn Enterprises GP, the general partner of Icahn Enterprises, effective January 1, 2020 until May 31, 2021.

During his term of employment under the Employment Agreement, Mr. Cozza was entitled to be paid a base salary at the rate of $1,500,000 per annum, payable every two weeks. Subject to the terms of the Employment Agreement, Mr. Cozza received an annual cash bonus payment of $5,000,000 for calendar year 2020 and $2,083,333.34 for the period between January 1, 2021 to May 31, 2021.

Potential Payments Upon Termination or Change in Control

We did not have any employment agreements or other arrangements pursuant to which any of our named executive officers would have received potential payments upon a termination or change in control as of December 31, 2021 except for that disclosed above.

Messrs. Willets, Papapostolou do not, and Mr. Kekedjian did not, have employment agreements. However, Messrs. Willets, Papapostolou are, and Messrs. Kekedjian and Cozza were, eligible for certain payments in the event of involuntary termination (other than for cause, as defined in our severance policy), which generally provide for a pro-rated cash bonus and an acceleration of unvested deferred unit awards (also pro-rated) at the time of termination.

As of December 31, 2021, Messrs. Willets and Papapostolou would have potential payouts of unvested deferred unit awards with a market value of approximately $40,916 and $30,467, respectively, if they were involuntarily terminated on December 31, 2021 and otherwise eligible for payment. During 2021, Mr. Kekedjian resigned as Chief Executive

Officer of the Company. Pursuant to the terms of the separation agreement between Mr. Kekedjian and Icahn Enterprises, Mr. Kekedjian will be entitled to any payments due to him under his Offer Letter previously entered into with Icahn Enterprises, dated April 4, 2021 (the “Offer Letter”), based on a termination without cause. Accordingly, pursuant to the Separation Agreement, Mr. Kekedjian will be entitled to (a) a lump sum payment in the amount of $1,090,411, less applicable tax and payroll withholdings, which represents the payment of his pro-rated bonus for 2021 in accordance with the terms of the Offer Letter (b) vesting of 23,506 deferred units (the “Vested Units”) granted under the Deferred Unit Agreement pursuant to the Icahn Enterprises L.P. 2017 Long-Term Incentive Plan, less applicable tax and payroll withholdings, which represents the pro-rated vesting of deferred units pursuant to the terms of the Offer Letter and the award agreement with respect to the Vested Units (the “Award Agreement”) and may be settled in units or cash, and (c) a lump sum payment of $141,036, less applicable tax and payroll withholdings, which represents the cash distribution equivalents with respect to the Vested Units payable under the Award Agreement. Payment of these amounts and receipt of these benefits is subject to Mr. Kekedjian’s execution and non-revocation of the Separation Agreement. Accordingly, Mr. Kekedjian was eligible, and subsequently received payment, for unvested deferred unit awards with a market value of $1,366,639, inclusive of a cash payment for LP unit distribution equivalents.

Mr. Cozza resigned as Chief Executive Officer during 2021 and upon his departure from the Company, in accordance with this employment agreement, he received a pro-rated cash bonus in the amount of $2,083,333.

Mr. Cho resigned as Chief Financial Officer during 2021 and upon his departure from the Company, he received a pro-rated cash bonus in the amount of $697,531.

Director Compensation

The following table provides compensation information for our directors in 2021, except for Messrs. Icahn, Willets and Papapostolou, as well as Messrs. Cozza, Kekedjian and Cho. Compensation received by Messrs. Icahn, Willets and Papapostolou is included in the Summary Compensation Table. Messrs. Icahn, Willets and Papapostolou did not receive compensation for serving on our Board.

	Fees Earned or	All Other
	Paid in Cash	Compensation	Total
Name	($)	($)	($)
Brett Icahn	—	—	—
Michael Nevin	—	—	—
Stephen A. Mongillo	38,466	—	38,466
Alvin B. Krongard	35,000	—	35,000
Nancy Dunlap	24,260	—	24,260
Denise Barton	36,534	—	36,534

During 2021, the fees earned or paid in cash for Messrs. Mongillo and Krongard and Mses. Barton and Dunlap, were in respect of their services rendered as members of our Board. With respect to Ms. Barton, the fees earned or paid in cash included $5,000 for serving as the chairman of the audit committee, pro-rated through April 23, 2021, the date she ceased serving on the audit committee. With respect to Mr. Mongillo, the fees earned or paid in cash included $5,000 for serving as the chairman of the audit committee, pro-rated from date of his appointment as chairman of the audit committee on April 23, 2021. Brett Icahn and Mr. Nevin did not receive compensation in respect of their services rendered as a member of our board of directors.

Directors receive only cash compensation, if applicable, and currently are not granted any options, units or other equity-based awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

As of February 25, 2022, affiliates of Mr. Icahn, owned 257,047,260 of Icahn Enterprises’ depositary units, or approximately 88% of Icahn Enterprises’ outstanding depositary units. In accordance with the listing rules of Nasdaq, Icahn Enterprises’ status as a limited partnership affords Icahn Enterprises an exemption from certain corporate governance requirements which includes an exemption from the requirement to have compensation and nominating committees consisting entirely of independent directors. Icahn Enterprises GP’s board of directors presently consists of three independent directors and the audit committee consists entirely of independent directors.

Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds, for which he currently receives an annual base salary of $1 per annum. Mr. Icahn does not receive director fees from us.

The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP as the general partner of Icahn Enterprises. Thus, since Mr. Icahn, through affiliates, holds approximately 88% of Icahn Enterprises’ outstanding depositary units as of February 25, 2021, Icahn Enterprises GP will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn’s consent. Moreover, under the partnership agreement, the affirmative vote of Icahn Enterprises GP and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue Icahn Enterprises in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of Icahn Enterprises Holdings, to consent to certain proposals submitted for the approval of the limited partners of Icahn Enterprises Holdings. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.

The following table provides information, as of February 25, 2022, as to the beneficial ownership of the depositary units for each director and named executive officer of Icahn Enterprises GP and all directors and named executive officers of Icahn Enterprises GP, as a group. Except for Mr. Icahn, none of our named executive officers, directors or other unitholders beneficially own more than 5% of Icahn Enterprises’ depositary units.

	Beneficial Ownership of
	Icahn Enterprises’
Name of Beneficial Owner	Depositary Units		Percent of Class
Carl C. Icahn	257,047,260	(a) (b) (c)	87.6%
David Willetts	69,498		*
Ted Papapostolou	30,579		*
Brett Icahn	426,324		*
Michael Nevin	—		—%
Stephen A. Mongillo	—		—%
Alvin B. Krongard	41,008		*
Nancy Dunlap	6,649		*
Denise Barton	—		—%
Arik Kekedjian	13,083	(d)	*
Keith Cozza	2,000	(d)	*
SungHwan Cho	1,100	(d)	*
All Directors and Executive Officers as a Group (nine persons)	257,621,318	(c)	87.8%
*	Less than 1% of total outstanding depositary units of Icahn Enterprises.
(a)	The foregoing is exclusive of a 1.99% ownership interest which Icahn Enterprises GP holds by virtue of its 1% general partner interest in each of us and Icahn Enterprises Holdings.
(b)	Based on a Schedule 13D/A filed with the SEC on December 27, 2021 by CCI Onshore LLC, Gascon Partners, High Coast Limited Partnership, Highcrest Investors LLC, Thornwood Associates Limited Partnership, Barberry Corp., Starfire Holding Corporation, Little Meadow Corp. and Mr. Icahn. Mr. Icahn, by virtue of his relationship to such entities, may be deemed to beneficially own such Depositary Units. Mr. Icahn disclaims beneficial ownership of such Depositary Units except to the extent of his pecuniary interest therein. The principal business address of Mr. Icahn and the other filers of the Schedule 13D/A is 16690 Collins Avenue, PH-1, Sunny Isles Beach, FL 33160.

(c)	Includes 167,658,659 depositary units pledged as collateral to secure certain personal indebtedness. The number of depositary units pledged to secure these loans fluctuates in certain years and from time to time as a result of changes in the amount of outstanding principal amount of the loans, the market price of the depositary units, and other factors. Mr. Icahn has advised that he and his affiliates have sufficient additional assets to satisfy any obligations pursuant to these loans without recourse to the depositary units, he has no need or intention to allow foreclosure on such collateral, and that he is current on all principal and interest payments with respect to the loans, and there has never been an event of default or a default under any of the loans.
(d)	Based on the most recent Form 4 filed with the SEC prior to the departure of each of Messrs. Cozza and Cho and based on the number of units distributed to Mr. Kekedjian in accordance with his settlement agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
2017 Incentive Plan	—	N/A	931,508

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

During 2021, we declared four quarterly distributions aggregating $8.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make a timely election to receive cash, it was automatically deemed to have elected to receive the distributions in additional depositary units. As a result of the above declared distributions, during 2021 we distributed an aggregate 36,875,398 of Icahn Enterprises’ depositary units to those depositary unitholders who elected to receive such distributions in additional depositary units, of which an aggregate of 35,297,798 depositary units were distributed to Mr. Icahn and his affiliates. As a result, Mr. Icahn and his affiliates owned approximately 88% of Icahn Enterprises’ outstanding depositary units as of December 31, 2021. Mr. Icahn and his affiliates may in the future elect to receive all or a portion of their distributions in cash or in additional depositary units. Pursuant to registration rights agreements, Mr. Icahn has certain registration rights with regard to the depositary units beneficially owned by him.

On February 23, 2022, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about April 27, 2022 to depositary unitholders of record at the close of business on March 18, 2022. Depositary unitholders will have until April 14, 2022 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units.

We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. Additionally, Mr. Icahn and his affiliated entities may also invest in securities in which Icahn Enterprises and its consolidated subsidiaries invest. Mr. Icahn and his affiliates (excluding Icahn Enterprises), make investments in the Investment Funds. As of December 31, 2021, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $5.0 billion, representing approximately 54% of the Investment Funds’ assets under management.

Other Related Party Transactions

Icahn Capital LP, a wholly-owned subsidiary of ours, paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn, including administrative and investment services.

Icahn Capital LP pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Icahn Capital LP shall be allocated pro rata for such expenses in accordance with each investor’s capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital LP are reimbursed by the Investment Funds, generally when such expenses are paid. During 2021, $15 million was allocated to the Investment Funds based on this expense-sharing arrangement.

In January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Leasing the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, as amended, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement had an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises’ audit committee. During 2021, this agreement was amended to commence the early disposition of vehicles owned by 767 Leasing. As of December 31, 2021, substantially all of 767 Leasing’s assets were sold and its operations have ceased. Due to the nature of our involvement with 767 Leasing, which included Icahn Enterprises guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing was a variable interest entity. Furthermore, we determined that we were not the primary beneficiary as we did not have the power to direct the activities of 767 Leasing that most significantly impacted its economic performance. Therefore, we did not consolidate the results of 767 Leasing.767 Leasing is treated as a partnership for federal income tax purposes. For the year ended December 31, 2021, 767 Leasing distributed $36 million to us.

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn will serve as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl. C. Icahn. Additionally, Brett Icahn will provide certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement, as discussed below. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. During 2021, Brett Icahn contributed $76 million in accordance with the manager agreement.

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

Affiliate Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 88% of Icahn Enterprises’ outstanding depositary units as of December 31, 2021. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of December 31, 2021. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $66 million as of December 31, 2021. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

Director Independence

The board of directors of Icahn Enterprises GP has determined that we are a “controlled company” for the purposes of the Nasdaq’s listing rules and therefore are not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors. Nevertheless, we believe that Messrs. Mongillo and Krongard and Ms. Dunlap are “independent” as defined in the currently applicable listing rules of Nasdaq. Ms. Barton and Messrs. Krongard and Mongillo serve as members of our audit committee, which consists entirely of these independent directors.

Item 14. Principal Accountant Fees and Services

We incurred $5,582,246 and $6,074,688 in audit fees and expenses from Grant Thornton LLP for 2021 and 2020, respectively. We include in the category of audit fees such services related to the audits of annual consolidated financial statements and internal controls, reviews of quarterly financial statements, reviews of reports filed with the SEC and other services, including services related to consents and registration statements filed with the SEC.

We incurred $1,466,373 and $259,491 in audit-related fees and expenses from Grant Thornton LLP for 2021 and 2020, respectively, relating primarily to services provided in connection with subsidiary carve-out financial statements and due diligence in 2021 and employee benefit plans and certain other agreed upon procedures for both 2021 and 2020.

We incurred $26,415 and $22,236 in tax-related fees and expenses for 2021 and 2020, respectively, from Grant Thornton LLP for property tax compliance services. Additionally, we incurred $55,736 and $14,155 in other fees and expenses for 2021 and 2020, respectively, from Grant Thornton LLP relating to our Energy segment’s call option.

In accordance with the Charter of the Audit Committee of the Board of Directors of Icahn Enterprises GP, the general partner of Icahn Enterprises, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to Icahn Enterprises and its consolidated subsidiaries by their independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the ‘34 Act), all as required by applicable law or listing standards. All of the fees in 2021 and 2020 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of Icahn Enterprises L.P., and subsidiaries, are included in Part II, Item 8 of this Report:

(a)(2) Financial Statement Schedules

Page Number
Schedule I - Condensed Financial Information of Parent	131

All other financial statement schedules have been omitted because the required financial information is not applicable, immaterial or the information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this Report is set forth in the Exhibit Index.

Item 16. Form 10-K Summary

None.

SCHEDULE I

ICAHN ENTERPRISES, L.P.

(Parent Company)

CONDENSED BALANCE SHEETS

	December 31,
	2021	2020

	(in millions, except unit amounts)
ASSETS
Investments in subsidiaries, net	$9,419	$9,274
Total Assets	$9,419	$9,274

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$65	$80
Debt	5,810	5,811
	5,875	5,891

Commitments and contingencies (Note 3)

Equity:
Limited partners: Depositary units: 293,403,243 units issued and outstanding at December 31, 2021 and 241,338,835 units issued and outstanding at December 31, 2020	4,298	4,236
General partner	(754)	(853)
Total equity	3,544	3,383
Total Liabilities and Equity	$9,419	$9,274

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.

(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Interest expense	$(323)	$(342)	$(350)
Gain (loss) on extinguishment of debt	3	(4)	2
Equity in loss of subsidiaries	(198)	(1,307)	(750)
Net loss	$(518)	$(1,653)	$(1,098)
Net (loss) income allocated to:
Limited partners	$(604)	$(1,620)	$(1,076)
General partner	86	(33)	(22)
	$(518)	$(1,653)	$(1,098)

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Cash flows from operating activities:
Net loss	$(518)	$(1,653)	$(1,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of subsidiary	198	1,307	750
(Gain) loss on extinguishment of debt	(3)	4	(2)
Other, net	(15)	(23)	(25)
Net cash used in operating activities	(338)	(365)	(375)
Cash flows from investing activities:
Net investment in and advances from subsidiaries	(366)	1,276	(363)
Net cash (used in) provided by investing activities	(366)	1,276	(363)
Cash flows from financing activities:
Partnership distributions	(134)	(526)	(112)
Partnership contributions	835	102	55
Proceeds from borrowings	1,214	866	2,507
Repayments of borrowings	(1,205)	(1,350)	(1,700)
Debt issuance costs and other	(6)	(3)	(12)
Net cash provided by (used in) financing activities	704	(911)	738
Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	—	—	—
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	—	—	—
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$—	$—	$—

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES L.P.

(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Icahn Enterprises, L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., our sole general partner, which is owned and controlled by Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of December 31, 2021, Icahn Enterprises is engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Real Estate, Home Fashion and Pharma. In addition, we operated a Metals business until sold in December 2021 and a Mining business until sold in August 2019.

For the years ended December 31, 2021, 2020 and 2019, Icahn Enterprises received (paid) $(366) million, $1,276 million and $(363) million, respectively, for net investment in and advances from subsidiaries.

The condensed financial statements of Icahn Enterprises should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Report.

2. Debt

See Note 11, “Debt,” to the consolidated financial statements located in Item 8 of this Report. Icahn Enterprises’ Parent company debt consists of the following:

	December 31,
	2021	2020

	(in millions)
6.250% senior unsecured notes due 2022	$—	$1,209
6.750% senior unsecured notes due 2024	499	499
4.750% senior unsecured notes due 2024	1,105	1,106
6.375% senior unsecured notes due 2025	748	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,461	999
4.375% senior unsecured notes due 2029	747	—
Total debt	$5,810	$5,811

In February 2022, Icahn Enterprises repaid all of its outstanding $500 million aggregate principal amount of 6.750% senior unsecured notes due 2024 at par.

3. Commitments and Contingencies

See Note 17, “Commitments and Contingencies,” to the consolidated financial statements located in Item 8 of this Report.

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

10.14

Manager Agreement, dated October 1, 2020, among Icahn Enterprises, Icahn Capital LP, Icahn Partners Master Fund LP, Brett Icahn and Isthmus LLC (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on October 1, 2020).

10.15

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

10.17

Deferred Unit Agreement Pursuant to the Icahn Enterprises 2017 Long-Term Incentive Plan, dated April 26, 2021, among Icahn Enterprises and Aris Kekedjian (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises’ joint Form 10-Q for the quarter ended June 30, 2021 (SEC File Nos. 1-9516 and 333-11801-01), filed on August 6, 2021).

10.18	Separation agreement, dated as of November 8, 2021, between Icahn Enterprises and Aris Kekedjian.
10.19	Deferred Unit Agreement Pursuant to the Icahn Enterprises 2017 Long-Term Incentive Plan, dated December 9, 2021, among Icahn Enterprises and David Willetts.
10.20	Deferred Unit Agreement Pursuant to the Icahn Enterprises 2017 Long-Term Incentive Plan, dated December 9, 2021, among Icahn Enterprises and Ted Papapostolou.
10.21

Letter Agreement with David Willetts, dated December 9, 2021 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 13, 2021).

10.22

Letter Agreement with Ted Papapostolou, dated December 9, 2021 (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 13, 2021).

10.23

Registration Rights Agreement, dated April 12, 2021, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on April 12, 2021).

14.1

Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Icahn Enterprises’ Form 10-Q for the quarter ended September 30, 2012 (SEC File No. 1-9516), filed on November 7, 2012).

21.1	Subsidiaries of the Registrant.
22.1	Subsidiary guarantor.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
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
David Willetts
President, Chief Executive Officer and Director

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Willetts	President, Chief Executive Officer and Director	February 25, 2022
David Willetts

/s/Ted Papapostolou	Chief Financial Officer, Chief Accounting Officer and	February 25, 2022
Ted Papapostolou	Director

/s/Brett Icahn	Director	February 25, 2022
Brett Icahn

/s/Michael Nevin	Director	February 25, 2022
Michael Nevin

/s/Denise Barton	Director	February 25, 2022
Denise Barton

/s/Stephen A. Mongillo	Director	February 25, 2022
Stephen A. Mongillo

/s/Alvin B. Krongard	Director	February 25, 2022
Alvin B. Krongard

/s/Nancy Dunlap	Director	February 25, 2022
Nancy Dunlap

Chairman of the Board
Carl C. Icahn