Form 10-Q
period 2022-03-31
ICAHN ENTERPRISES L.P.
filed 2022-05-06
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Large Accelerated Filer	⌧	Accelerated Filer	◻	Emerging Growth Company	☐
Non-accelerated Filer	◻	Smaller Reporting Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of May 6, 2022, there were 306,968,320 of Icahn Enterprises’ depositary units outstanding.

ICAHN ENTERPRISES L.P.

i

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

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; risks related to the severity, magnitude and duration of the COVID-19 pandemic and its impact on the global economy, financial markets and industries in which our subsidiaries operate; the impacts from the Russia/Ukraine conflict, including economic volatility and the impacts of export controls and other economic sanctions; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest, declines in the fair value of our investments as a result of the COVID-19 pandemic, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended; risks related to our energy business, including the volatility and availability of crude oil, declines in global demand for crude oil, refined products and liquid transportation fuels as result of the COVID-19 pandemic, other feed stocks and refined products, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; risks related to our automotive activities and exposure to adverse conditions in the automotive industry, including as a result of the COVID-19 pandemic; risks related to our food packaging activities, including competition from better capitalized competitors, inability of our suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; supply chain issues; inflation, including increased costs of raw materials and shipping, including as a result of the Russia/Ukraine conflict; labor shortages and workforce availability; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; risks related to our home fashion operations, including changes in the availability and price of raw materials, and changes in transportation costs and delivery times. These risks and uncertainties also include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2021 and those set forth in this Report, including under the caption “Risk Factors,” under Part II, Item 1A of this Report. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2022	2021

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$2,160	$2,321
Cash held at consolidated affiliated partnerships and restricted cash	3,801	2,115
Investments	7,397	9,151
Due from brokers	5,658	5,530
Accounts receivable, net	604	546
Inventories, net	1,720	1,478
Property, plant and equipment, net	4,067	4,085
Derivative assets, net	469	612
Goodwill	288	290
Intangible assets, net	581	595
Other assets	1,084	1,023
Total Assets	$27,829	$27,746
LIABILITIES AND EQUITY
Accounts payable	$1,105	$805
Accrued expenses and other liabilities	2,519	1,778
Deferred tax liabilities	447	390
Derivative liabilities, net	729	787
Securities sold, not yet purchased, at fair value	4,776	5,340
Due to brokers	1,369	1,611
Debt	7,126	7,692
Total liabilities	18,071	18,403

Commitments and contingencies (Note 16)

Equity:
Limited partners: Depositary units: 296,852,879 units issued and outstanding at March 31, 2022 and 293,403,243 units issued and outstanding at December 31, 2021	4,199	4,298
General partner	(756)	(754)
Equity attributable to Icahn Enterprises	3,443	3,544
Equity attributable to non-controlling interests	6,315	5,799
Total equity	9,758	9,343
Total Liabilities and Equity	$27,829	$27,746

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021

	(in millions, except per unit amounts)
Revenues:
Net sales	$2,968	$2,218
Other revenues from operations	159	152
Net gain from investment activities	939	1,006
Interest and dividend income	42	26
Other loss, net	(24)	(18)
	4,084	3,384
Expenses:
Cost of goods sold	2,538	2,139
Other expenses from operations	128	118
Selling, general and administrative	301	316
Interest expense	134	195
	3,101	2,768
Income before income tax expense	983	616
Income tax expense	(98)	(17)
Net income	885	599
Less: net income attributable to non-controlling interests	562	437
Net income attributable to Icahn Enterprises	$323	$162

Net income attributable to Icahn Enterprises allocated to:
Limited partners	$317	$159
General partner	6	3
	$323	$162

Basic income per LP unit	$1.08	$0.66
Basic weighted average LP units outstanding	294	242

Diluted income per LP unit	$1.06	$0.65
Diluted weighted average LP units outstanding	299	245
Distributions declared per LP unit	$2.00	$2.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2022	2021

	(in millions)
Net income	$885	$599
Other comprehensive income, net of tax:
Translation adjustments	—	(1)
Other comprehensive (loss) income, net of tax	—	(1)
Comprehensive income	885	598
Less: Comprehensive income attributable to non-controlling interests	562	437
Comprehensive income attributable to Icahn Enterprises	$323	$161

Comprehensive income attributable to Icahn Enterprises allocated to:
Limited partners	$317	$158
General partner	6	3
	$323	$161

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2021	$(754)	$4,298	$3,544	$5,799	$9,343
Net income	6	317	323	562	885
Partnership distributions payable	(12)	(591)	(603)	—	(603)
Partnership contributions	4	180	184	—	184
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(36)	(36)
Changes in subsidiary equity and other	—	(5)	(5)	(10)	(15)
Balance, March 31, 2022	$(756)	$4,199	$3,443	$6,315	$9,758

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit) Equity	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2020	$(853)	$4,236	$3,383	$5,875	$9,258
Net income	3	159	162	437	599
Other comprehensive loss	—	(1)	(1)	—	(1)
Partnership distributions payable	(10)	(489)	(499)	—	(499)
Partnership contributions	4	182	186	—	186
Investment segment contributions from non-controlling interests	—	—	—	40	40
Changes in subsidiary equity and other	—	(1)	(1)	—	(1)
Balance, March 31, 2021	$(856)	$4,086	$3,230	$6,352	$9,582

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021

	(in millions)
Cash flows from operating activities:
Net income	$885	$599
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain from securities transactions	(1,133)	(1,290)
Purchases of securities	(20)	(1,519)
Proceeds from sales of securities	3,330	715
Payments to cover securities sold, not yet purchased	(1,913)	(459)
Proceeds from securities sold, not yet purchased	816	2,141
Changes in receivables and payables relating to securities transactions	(416)	(858)
Changes in derivative assets and liabilities	85	(125)
Depreciation and amortization	122	127
Deferred taxes	57	(18)
Other, net	26	10
Changes in other operating assets and liabilities	81	126
Net cash provided by (used in) operating activities	1,920	(551)
Cash flows from investing activities:
Capital expenditures	(55)	(47)
Turnaround expenditures	(15)	(1)
Acquisition of businesses, net of cash acquired	—	(20)
Proceeds from sale of investments	107	182
Other, net	1	2
Net cash provided by investing activities	38	116
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	2	40
Partnership contributions	178	182
Partnership distributions	(1)	—
Dividends and distributions to non-controlling interests in subsidiaries	(36)	—
Proceeds from Holding Company senior unsecured notes	—	750
Repayments of Holding Company senior unsecured notes	(500)	(750)
Proceeds from subsidiary borrowings	32	177
Repayments of subsidiary borrowings	(97)	(180)
Other, net	(13)	(5)
Net cash (used in) provided by financing activities	(435)	214
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	2	6
Net increase (decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	1,525	(215)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	4,436	3,291
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$5,961	$3,076

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Description of Business

Overview

Icahn Enterprises L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. References to “we,” “our” or “us” herein include both Icahn Enterprises and Icahn Enterprises Holdings and their subsidiaries, unless the context otherwise requires.

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2022, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 87% of our outstanding depositary units as of March 31, 2022.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $4.7 billion and $4.2 billion as of March 31, 2022 and December 31, 2021, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy has a general partner interest in each of CVR Refining and CVR Partners. In addition, CVR Energy is the sole limited partner of CVR Refining and owns approximately 37% outstanding common units of CVR Partners as of March 31, 2022. As of March 31, 2022, we owned approximately 71% of the total outstanding common stock of CVR Energy.

Automotive

We conduct our Automotive segment through our wholly owned subsidiary, Icahn Automotive Group LLC (“Icahn Automotive”). Icahn Automotive is engaged in the retail and wholesale distribution of automotive parts in the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

aftermarket (“aftermarket parts”) as well as providing automotive repair and maintenance services (“automotive services”) to its customers. Icahn Automotive’s aftermarket parts and automotive services businesses serve different customer channels and have distinct strategies, opportunities and requirements and therefore are operated as two independent operating companies, each with its own Chief Executive Officer and management teams.

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. As of March 31, 2022, we owned approximately 89% of the total outstanding common stock of Viskase.

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

Metals

We conducted our Metals segment through our wholly owned subsidiary, PSC Metals LLC (“PSC Metals”). PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers.

On December 7, 2021, we closed on the previously announced sale of 100% of the equity interests in PSC Metals. As a result of the sale of PSC Metals, we no longer operate a Metals segment at December 31, 2021 and March 31, 2022.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

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

Events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in our inadvertently becoming an investment company that is required to register under the Investment Company Act. Our sales of Federal-Mogul LLC, Tropicana Entertainment Inc., American Railcar Industries, Inc., Ferrous Resources Ltd., and PSC Metals in recent years did not result in our being considered an investment company. However, additional transactions involving the sale of certain assets could result in our being considered an investment company. Following such events or transactions, an exemption under the Investment Company Act would provide us up to one year to take steps to avoid becoming classified as an investment company. We expect to take steps to avoid becoming classified as an investment company, but no assurance can be made that we will successfully be able to take the steps necessary to avoid becoming classified as an investment company.

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises, in addition to variable interest entities (“VIEs”) in which we are the primary beneficiary. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights, which are the rights underlying the limited partners’ ability to dissolve the limited partnership or otherwise remove the general partners, held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of March 31, 2022 was approximately $7.1 billion and $7.0 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2021 was approximately $7.7 billion and $7.8 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $2,084 million and $102 million as of March 31, 2022 and December 31, 2021, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.

Our restricted cash balance was $1,717 million and $2,013 million as of March 31, 2022 and December 31, 2021, respectively. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

each of our reporting segments as well as additional disaggregation of revenue information for our Energy and Automotive segments. See Note 12, “Segment Reporting,” for our complete disaggregation of revenue information. In addition, we disclose additional information with respect to revenue from contracts with customers and contract balances for our Energy and Automotive segments below.

Energy

Our Energy segment’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $81 million and $87 million as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and 2021, our Energy segment recorded revenue of $17 million and $8 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

As of March 31, 2022, our Energy segment had $10 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize approximately $6 million of these performance obligations as revenue by the end of 2022 and the remaining balance thereafter.

Automotive

Our Automotive segment has deferred revenue with respect to extended warranty plans of $42 million at each of March 31, 2022 and December 31, 2021, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2022 and 2021, our Automotive segment recorded revenue of $6 million and $6 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which amends FASB ASC Topic 848, Reference Rate Reform. By June 30 2023, banks will no longer be required to report information that is used to determine London Interbank Offered Rate (“LIBOR”) which is used globally by all types of entities for various types of transactions. As a result, LIBOR could be discontinued, as well as other interest rates used globally. This ASU provides companies with optional expedients for contract modifications under U.S. GAAP, excluded components of certain hedging relationships, fair value hedges, and cash flow hedges, as well as certain exceptions, which are intended to help ease the potential accounting burden associated with transitioning away from these reference rates. Companies can apply this ASU immediately and will only be available for a limited time (generally through December 31, 2022). We are currently assessing the impact of adopting this new accounting standard and do not expect it to have a material impact on our condensed consolidated financial statements.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment Funds

As of March 31, 2022 and December 31, 2021, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $5.5 billion and $5.0 billion, respectively, representing approximately 54% and 54% of the Investment Funds’ assets under management as of each respective date.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended March 31, 2022 and 2021, $3 million and $5 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

Hertz Global Holdings, Inc. and 767 Auto Leasing LLC

The Investment Funds had an investment in the common stock of Hertz Global Holdings, Inc. (“Hertz”) measured at fair value that would have otherwise been subject to the equity method of accounting (until sold in the second quarter of 2020). Icahn Automotive provides services to Hertz in the ordinary course of business.

In addition to our transactions with Hertz disclosed above, in January 2018, we entered into a Master Motor Vehicle Lease and Management Agreement with Hertz, pursuant to which Hertz granted 767 Leasing the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Under this agreement, as amended, Hertz will lease the vehicles that 767 Leasing purchases from Hertz, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767 Leasing. Additionally, Hertz will rent the leased vehicles to transportation network company drivers from rental counters within locations leased or owned by us. This agreement had an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. Our agreement with Hertz was unanimously approved by the independent directors of Icahn Enterprises’ audit committee. During 2021, this agreement was amended to commence the early disposition of vehicles owned by 767 Leasing. As of December 31, 2021, substantially all of 767 Leasing’s assets were sold and its operations have ceased. Due to the nature of our involvement with 767 Leasing, which includes Icahn Enterprises and Icahn Enterprises Holdings guaranteeing the payment obligations of 767 Leasing and sharing in the profits of 767 Leasing with Hertz, we determined that 767 Leasing is a variable interest entity. Furthermore, we determined that we are not the primary beneficiary as we do not have the power to direct the activities of 767 Leasing that most significantly impact its economic performance. Therefore, we did not consolidate the results of 767 Leasing. Our exposure to loss with respect to 767 Leasing is primarily limited to our direct investment in 767 Leasing as well as any payment obligations of 767 Leasing that we guarantee, which are not material.

For the three months ended March 31, 2021, 767 Leasing distributed $11 million to us. As of December 31, 2021 and March 31, 2022, we no longer had an equity investment in 767 Leasing.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. During 2022, Brett Icahn did not make any contributions in accordance with the manager agreement and in three months ended March 31, 2021 he contributed $40 million. As of March 31, 2022 and December 31, 2021 he had investments in the Investment Funds with a total fair market value of $86 million and $93 million, respectively. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

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

	March 31,	December 31,
	2022	2021

	(in millions)
Assets
Investments:
Equity securities:
Communications	$343	$352
Consumer, cyclical	959	1,281
Energy	1,956	3,184
Utilities	1,097	992
Healthcare	842	1,009
Technology	845	931
Materials	185	194
Industrial	937	895
	7,164	8,838
Corporate debt securities	112	114
	$7,276	$8,952
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, cyclical	$813	$848
Energy	1,581	2,028
Utilities	813	659
Healthcare	990	1,049
Materials	282	365
Industrial	297	391
	$4,776	$5,340

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The portion of unrealized gains that relates to securities still held by our Investment segment, primarily equity securities, was $403 million and $1,122 million for the three months ended March 31, 2022 and 2021, respectively.

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	March 31,	December 31,
	2022	2021

	(in millions)
Equity method investments	$78	$79
Other investments measured at fair value	43	120
	$121	$199

The portion of unrealized gains that relates to equity securities still held by our other segments and Holding Company was .$58 million for each of the three months ended March 31, 2022 and 2021.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 4)	$7,154	$111	$42	$7,307	$8,905	$113	$42	$9,060
Derivative assets, net (Note 6)	—	469	—	469	—	612	—	612
	$7,154	$580	$42	$7,776	$8,905	$725	$42	$9,672
Liabilities
Securities sold, not yet purchased (Note 4)	$4,776	$—	$—	$4,776	$5,340	$—	$—	$5,340
Derivative liabilities, net (Note 6)	—	729	—	729	—	787	—	787
RFS obligations (Note 16)	—	585	—	585	—	494	—	494
	$4,776	$1,314	$—	$6,090	$5,340	$1,281	$—	$6,621

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. The aggregate fair value of all of the Investment Funds’ derivative instruments with credit-risk-related contingent features that are in a liability position as of March 31, 2022 and December 31, 2021 was $1 million and $0 million, respectively.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	March 31, 2022		December 31, 2021
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$1,450	$4,385	$1,582	$5,986
Credit contracts(1)	—	1,710	—	2,081
(1)	The short notional amount on our credit default swap positions was approximately $6.6 billion at March 31, 2022. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $1.7 billion as of March 31, 2022. The short notional amount on our credit default swap positions was approximately $6.6 billion as of December 31, 2021. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $2.1 billion as of December 31, 2021.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021

	(in millions)
Equity contracts	$82	$68	$1,182	$1,317
Credit contracts	828	1,075	1	—
Sub-total	910	1,143	1,183	1,317
Netting across contract types(1)	(454)	(532)	(454)	(532)
Total(1)	$456	$611	$729	$785
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at March 31, 2022 and December 31, 2021 was $1,615 million and $1,906 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (loss) Recognized in Income (1)
	Three Months Ended March 31,
	2022	2021

	(in millions)
Equity contracts	$90	$(324)
Credit contracts	(285)	39
	$(195)	$(285)
(1)	Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our condensed consolidated statements of operations for our Investment segment.

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

As of March 31, 2022 and December 31, 2021, CVR Refining had 1 million and no outstanding commodity swap positions, respectively. As of March 31, 2022 and December 31, 2021, CVR Refining had open forward purchase commitments for approximately 1 million barrels at each date, and less than 1 million and 1 million barrels in forward sale commitments, respectively. As of March 31, 2022 and December 31, 2021, CVR Refining had open fixed-price commitments to purchase a net 1 million and 2 million RINs, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain derivative contracts executed by our Energy segment with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. As of March 31, 2022, our Energy segment had net asset derivatives of $13 million and net liability derivatives of $0 million and as of December 31, 2021, our Energy segment had net asset derivatives of $1 million and net liability derivatives of $2 million. Gains (losses) recognized on derivatives for our Energy segment were $2 million and $(32) million for the three months ended March 31, 2022 and 2021, respectively. Gains and losses recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

7.  Inventories, Net

Inventories, net consists of the following:

	March 31,	December 31,
	2022	2021

	(in millions)
Raw materials	$421	$291
Work in process	121	83
Finished goods	1,178	1,104
	$1,720	$1,478

8.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	March 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$337	$(87)	$250	$337	$(87)	$250
Food Packaging	6	—	6	6	—	6
Home Fashion	22	(3)	19	24	(3)	21
Pharma	13	—	13	13	—	13
	$378	$(90)	$288	$380	$(90)	$290

Intangible assets, net consists of the following:

	March 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$394	$(196)	$198	$394	$(192)	$202
Developed technology	254	(41)	213	254	(34)	220
Other	166	(79)	87	167	(77)	90
	$814	$(316)	$498	$815	$(303)	$512

Indefinite-lived intangible assets			$83			$83
Intangible assets, net			$581			$595

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amortization expense associated with definite-lived intangible assets was $14 million and $15 million for the three months ended March 31, 2022 and 2021, respectively.

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

Right-of-use assets and lease liabilities are as follows:

	March 31,	December 31,
	2022	2021

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$452	$467
Lease liabilities (accrued expenses and other liabilities)	463	479

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	54	56
Lease liabilities (debt)	71	72

Additional information with respect to our operating leases as of March 31, 2022 and December 31, 2021 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of March 31, 2022	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$34	$35	4.1 years	5.3%
Automotive	359	373	4.4 years	5.8%
Food Packaging	27	30	10.4 years	7.4%
Other segments and Holding Company	32	25
	$452	$463

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2021	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$37	$37	4.1 years	5.4%
Automotive	369	385	4.9 years	5.8%
Food Packaging	28	31	10.5 years	7.4%
Other segments and Holding Company	33	26
	$467	$479

For the three months ended March 31, 2022 and 2021, lease cost was comprised of (i) operating lease cost of $47 million and $51 million, respectively, (ii) amortization of financing lease right-of-use assets of $3 million and $3 million, respectively, and (iii) interest expense on financing lease liabilities of $1 million and $1 million, respectively. Our automotive segment accounted for $40 million and $43 million of total lease cost for the three months ended March 31, 2022 and 2021, respectively.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of March 31, 2022 and December 31, 2021, our Real Estate segment has assets leased to others included in property, plant and equipment of $252 million and $251 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $2 million and $5 million for the three months ended March 31, 2022 and 2021, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

10.  Debt

Debt consists of the following:

	March 31,	December 31,
	2022	2021

	(in millions)
Holding Company:
6.750% senior unsecured notes due 2024	$—	$499
4.750% senior unsecured notes due 2024	1,105	1,105
6.375% senior unsecured notes due 2025	749	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,460	1,461
4.375% senior unsecured notes due 2029	747	747
	5,311	5,810
Reporting Segments:
Energy	1,595	1,660
Automotive	20	26
Food Packaging	158	155
Real Estate	1	1
Home Fashion	41	40
	1,815	1,882
Total Debt	$7,126	$7,692

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Holding Company

In February 2022, we redeemed all of our $500 million aggregate principal amount of 6.750% senior unsecured notes due 2024 at par. As a result of this transaction, Icahn Enterprises recorded a loss on extinguishment of debt of $1 million.

Reporting Segments

Energy

In February 2022, CVR Partners redeemed the remaining $65 million aggregate principal amount of its 9.25% senior secured notes due June 2023 at par. As a result of this transaction, CVR Partners recognized a loss on extinguishment of debt of $1 million.

Covenants

We and all of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were $1 million and $1 million for the three months ended March 31, 2022 and 2021, respectively.

11.  Net Income Per LP Unit

The components of the computation of basic and diluted income per LP unit of Icahn Enterprises are as follows:

	Three Months Ended March 31,
	2022	2021

	(in millions, except per unit amounts)
Net income attributable to Icahn Enterprises	$323	$162
Net income attributable to Icahn Enterprises allocated to limited partners (98.01% allocation)	$317	$159

Basic income per LP unit:	$1.08	$0.66
Basic weighted average LP units outstanding	294	242

Diluted income per LP unit:	$1.06	$0.65
Diluted weighted average LP units outstanding	299	245

LP Unit Transactions

Unit Distributions

On February 23, 2022, we declared a quarterly distribution in the amount of $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. Because the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

depositary unitholders had the election to receive the distribution either in cash or additional depositary units, we recorded a unit distribution liability of $603 million as the unit distribution had not been made as of March 31, 2022. In addition, the unit distribution liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, is considered a potentially dilutive security and is considered in the calculation of diluted income per LP unit as disclosed above. Any difference between the liability recorded and the amount representing the aggregate value of the number of depositary units distributed and cash paid would be charged to equity.

In April 2022, we distributed an aggregate 10,115,441 depositary units to unitholders who did not elect to receive cash, of which an aggregate of 9,585,515 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $48 million.

At-The-Market Offerings

During the three months ended March 31, 2022, Icahn Enterprises sold 3,436,553 depositary units pursuant to its Open Market Sale Agreement entered into on December 3, 2021, resulting in gross proceeds of $182 million. As of March 31, 2022, we continue to have an active Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $145 million in aggregate gross sale proceeds pursuant to this agreement.

2017 Incentive Plan

During the three months ended March 31, 2022, Icahn Enterprises distributed 13,083 depositary units, net of payroll withholdings, with respect to certain restricted depositary units that vested during the period in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”). The aggregate impact of the 2017 Incentive Plan is not material with respect to our condensed consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Condensed Statements of Operations

	Three Months Ended March 31, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$2,373	$407	$101	$17	$55	$15	$—	$—	$2,968
Other revenues from operations	—	—	147	—	11	—	1	—	—	159
Net gain from investment activities	908	—	—	—	—	—	—	—	31	939
Interest and dividend income	40	—	—	—	—	—	—	—	2	42
Other (loss) income, net	(17)	(10)	2	1	—	—	1	—	(1)	(24)
	931	2,363	556	102	28	55	17	—	32	4,084
Expenses:
Cost of goods sold	—	2,123	267	81	10	45	12	—	—	2,538
Other expenses from operations	—	—	117	—	11	—	—	—	—	128
Selling, general and administrative	4	45	208	13	4	11	10	—	6	301
Interest expense	32	24	1	1	—	—	—	—	76	134
	36	2,192	593	95	25	56	22	—	82	3,101
Income (loss) before income tax benefit (expense)	895	171	(37)	7	3	(1)	(5)	—	(50)	983
Income tax expense	—	(30)	9	(1)	—	—	—	—	(76)	(98)
Net income (loss)	895	141	(28)	6	3	(1)	(5)	—	(126)	885
Less: net income (loss) attributable to non-controlling interests	481	80	—	1	—	—	—	—	—	562
Net income (loss) attributable to Icahn Enterprises	$414	$61	$(28)	$5	$3	$(1)	$(5)	$—	$(126)	$323
Supplemental information:
Capital expenditures	$—	$26	$21	$4	$4	$—	$—	$—	$—	$55
Depreciation and amortization	$—	$83	$20	$7	$3	$2	$7	$—	$—	$122

	Three Months Ended March 31, 2021
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,463	$456	$101	$8	$41	$29	$120	$—	$2,218
Other revenues from operations	—	—	142	—	9	—	1	—	—	152
Net gain from investment activities	939	62	—	—	—	—	—	—	5	1,006
Interest and dividend income	25	—	—	—	—	—	—	—	1	26
Other (loss) income, net	(21)	7	(1)	(6)	—	—	—	1	2	(18)
	943	1,532	597	95	17	41	30	121	8	3,384
Expenses:
Cost of goods sold	—	1,579	313	80	7	34	14	112	—	2,139
Other expenses from operations	—	—	112	—	6	—	—	—	—	118
Selling, general and administrative	5	35	227	13	5	11	8	4	8	316
Interest expense	76	31	3	2	—	—	—	—	83	195
	81	1,645	655	95	18	45	22	116	91	2,768
Income (loss) before income tax benefit (expense)	862	(113)	(58)	—	(1)	(4)	8	5	(83)	616
Income tax benefit (expense)	—	46	12	(1)	—	—	—	—	(74)	(17)
Net income (loss)	862	(67)	(46)	(1)	(1)	(4)	8	5	(157)	599
Less: net income loss attributable to non-controlling interests	471	(34)	—	—	—	—	—	—	—	437
Net (loss) income attributable to Icahn Enterprises	$391	$(33)	$(46)	$(1)	$(1)	$(4)	$8	$5	$(157)	$162
Supplemental information:
Capital expenditures	$—	$34	$8	$2	$1	$1	$—	$1	$—	$47
Depreciation and amortization	$—	$82	$22	$7	$3	$2	$7	$4	$—	$127

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below

Energy

	Three Months Ended March 31,
	2022	2021

	(in millions)
Petroleum products	$2,150	$1,402
Nitrogen fertilizer products	223	61
	$2,373	$1,463

Automotive

	Three Months Ended March 31,
	2022	2021

	(in millions)
Automotive services	$353	$327
Aftermarket parts sales	201	271
	$554	$598

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Condensed Balance Sheets

	March 31, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$20	$676	$36	$10	$28	$3	$18	$1,369	$2,160
Cash held at consolidated affiliated partnerships and restricted cash	3,699	7	17	—	12	—	—	66	3,801
Investments	7,276	78	—	—	15	—	—	28	7,397
Accounts receivable, net	—	353	110	84	10	29	18	—	604
Inventories, net	—	683	805	104	—	111	17	—	1,720
Property, plant and equipment, net	—	2,720	789	143	350	59	—	6	4,067
Goodwill and intangible assets, net	—	216	360	27	—	19	247	—	869
Other assets	6,178	277	495	104	107	22	5	23	7,211
Total assets	$17,173	$5,010	$2,612	$472	$522	$243	$305	$1,492	$27,829
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$2,113	$1,973	$986	$152	$55	$64	$51	$775	$6,169
Securities sold, not yet purchased, at fair value	4,776	—	—	—	—	—	—	—	4,776
Debt	—	1,595	20	158	1	41	—	5,311	7,126
Total liabilities	6,889	3,568	1,006	310	56	105	51	6,086	18,071

Equity attributable to Icahn Enterprises	4,684	746	1,606	147	462	138	254	(4,594)	3,443
Equity attributable to non-controlling interests	5,600	696	—	15	4	—	—	—	6,315
Total equity	10,284	1,442	1,606	162	466	138	254	(4,594)	9,758
Total liabilities and equity	$17,173	$5,010	$2,612	$472	$522	$243	$305	$1,492	$27,829

	December 31, 2021
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$19	$510	$28	$10	$30	$3	$14	$1,707	$2,321
Cash held at consolidated affiliated partnerships and restricted cash	2,008	7	17	—	11	—	—	72	2,115
Investments	8,952	79	—	—	15	—	—	105	9,151
Accounts receivable, net	—	299	103	82	10	32	20	—	546
Inventories, net	—	484	780	93	—	106	15	—	1,478
Property, plant and equipment, net	—	2,735	786	147	351	60	—	6	4,085
Goodwill and intangible assets, net	—	221	362	27	—	21	254	—	885
Other assets	6,156	252	506	99	109	21	6	16	7,165
Total assets	$17,135	$4,587	$2,582	$458	$526	$243	$309	$1,906	$27,746
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$2,405	$1,579	$981	$146	$49	$71	$50	$90	$5,371
Securities sold, not yet purchased, at fair value	5,340	—	—	—	—	—	—	—	5,340
Debt	—	1,660	26	155	1	40	—	5,810	7,692
Total liabilities	7,745	3,239	1,007	301	50	111	50	5,900	18,403

Equity attributable to Icahn Enterprises	4,271	686	1,575	143	472	132	259	(3,994)	3,544
Equity attributable to non-controlling interests	5,119	662	—	14	4	—	—	—	5,799
Total equity	9,390	1,348	1,575	157	476	132	259	(3,994)	9,343
Total liabilities and equity	$17,135	$4,587	$2,582	$458	$526	$243	$309	$1,906	$27,746

13.  Income Taxes

For the three months ended March 31, 2022, we recorded an income tax expense of $98 million on pre-tax income of $983 million compared to an income tax expense of $17 million on pre-tax income of $616 million for the three months ended March 31, 2021. Our effective income tax rate was 10.0% and 2.8% for the three months ended March 31, 2022 and 2021, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2022, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership income for which there was no tax expense, as such income is allocated to the partners.

For the three months ended March 31, 2021, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership income for which there was no tax expense, as such income is allocated to the partners.

14.  Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits and
	of Tax	Other, Net of Tax	Total

(in millions)
Balance, December 31, 2021	$(38)	$(36)	$(74)
Other comprehensive (loss) income before reclassifications, net of tax	—	—	—
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	—	—
Other comprehensive (loss) income, net of tax	—	—	—
Balance, March 31, 2022	$(38)	$(36)	$(74)

15.  Other (Loss) Income, Net

Other (loss) income, net consists of the following:

	Three Months Ended March 31,
	2022	2021

	(in millions)
Dividend expense	$(17)	$(21)
Equity earnings from non-consolidated affiliates	2	1
Gain on disposition of assets, net	2	—
Foreign currency transaction gain (loss)	1	(6)
(Loss) gain on extinguishment of debt, net	(2)	2
Other	(10)	6
	$(24)	$(18)

16.  Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities on an undiscounted basis were $25 million and $13 million as of March 31, 2022 and December 31, 2021, respectively, primarily within our Energy segment, which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Energy

A wholly-owned subsidiary of CVR Refining is party to proceedings pending before the United States District Court for the District of Kansas (“D. Kan.”) relating to claims by United States Department of Justice (the “DOJ”) on behalf of the U.S. Environmental Protection Agency (the “EPA”) and the Kansas Department of Health and Environment (“KDHE”) (a) alleging violations of the Clean Air Act and a 2012 Consent Decree (“CD”) between CVR Refining, the United States (on behalf of the EPA) and KDHE at its Coffeyville refinery primarily relating to flares and seeking stipulated penalties under the CD (the “Stipulated Claims”) and (b) alleging violations of the CAA, the Kansas State Implementation Plan, Kansas law, Part 63 of the National Emission Standards for Hazardous Air Pollutants from Petroleum Refineries Subparts CC and R (“NESHAP”) and CRRM’s permits relating to flares, heaters, and related matters and seeking civil penalties, injunctive and related relief under an amended complaint filed by the United States (on behalf of the EPA) and KDHE on February 17, 2022 (collectively, the “Statutory Claims”). On March 30, 2022, D. Kan. denied CVR Refining’s petition for judicial review of approximately $6.8 million in Stipulated Claims, which amount CVR Refining previously deposited into a commercial escrow account. CVR Refining is currently evaluating its response to this denial, including its appeal rights. The escrowed funds are legally restricted for use and are included within Prepaid expenses and other current assets on CVR Energy’s consolidated balance sheets. On March 21, 2022, CVR Refining filed with D. Kan. a Motion to Dismiss the Statutory Claims, which motion is currently pending before the court. As negotiations and proceedings relating to the Stipulated Claims and the Statutory Claims are ongoing, CVR Energy cannot at this time determine the outcome of these matters, including whether such outcome, or any subsequent enforcement or litigation relating thereto would have a material impact on our Energy segment’s financial position, results of operations, or cash flows.

As of March 31, 2022 and December 31, 2021, our Energy segment had environmental accruals of $24 million and $12 million, respectively, representing estimated costs for future remediation efforts at certain sites.

Renewable Fuel Standards

CVR Refining is subject to the Renewable Fuel Standard (“RFS”) implemented primarily by the EPA which requires refiners to either blend renewable fuels into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. CVR Refining is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market and may have to obtain waiver credits for cellulosic biofuels or other exemptions from the EPA, to the extent available, in order to comply with the RFS. Wholly owned subsidiaries of CVR Refining are or expect to be party to or have interest in various lawsuits relating to the RFS, including a lawsuit against the EPA for damages sustained by the EPA’s failure to timely issue small refinery exemptions (“SREs”) to its Wynnewood refinery. On April 7, 2022, the EPA notified CVR Refining that it was now denying the 2018 SRE previously granted to Wynnewood, though is not requiring it to purchase or redeem additional RFS credits as a result of this denial. On December 7, 2021, the EPA also issued a Proposed RFS Small Refinery Exemption Decision (the “Proposed Denial”), in which the EPA announced its intention to change its statutory interpretation of the CAA and deny 65 pending SRE petitions, including those submitted by Wynnewood for 2019, 2020, and 2021. CVR Refining expects to file litigation against the EPA should it finalize its Proposed Denial. Given the early stages of these matters, CVR Energy cannot determine at this time the outcomes of these matters. CVR Energy firmly believes the EPA’s actions are unlawful and violate the RFS, and while it intends to pursue all available legal remedies, if these matters are ultimately concluded in a manner adverse to CVR Energy, they could have a material effect on CVR Energy’s financial position, results of operations, or cash flows.

For the three months ended March 31, 2022 and 2021, our Energy segment recognized an expense of $107 million and $178 million, respectively, for CVR Refining’s compliance with the RFS (based on our Energy segment’s 2020 annual renewal volume obligation (“RVO”) for all periods since the EPA has not yet set the 2021 RVO and excluding the impacts of any exemptions or waivers to which our Energy segment may be entitled). These recognized amounts are included in cost of goods sold in the condensed consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol or biodiesel. At each

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Refining may be entitled), the remaining position is marked-to-market using RIN market prices at period end. As of March 31, 2022 and December 31, 2021, CVR Refining’s RFS position was $585 million and $494 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

Litigation

From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.

Energy

On July 29, 2021, trial concluded in the consolidated lawsuits filed by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders against CVR Energy, CVR Refining and its general partner, CVR Refining Holdings, Icahn Enterprises and certain directors and affiliates in the Court of Chancery of the State of Delaware related to CVR Energy’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner (the “Delaware Lawsuits”) primarily alleging breach of contract, tortious interference, and breach of the implied covenant of good faith and fair dealing. The parties are currently in post-trial proceedings. The plaintiffs filed their Opening Post-Trial Brief on December 22, 2021, quantifying alleged damages in excess of $300 million, the Call Defendants filed their Post-Trial Answering Brief on February 22, 2022, and the plaintiffs filed their Reply Post-Trial Brief on April 1, 2022. Post-trial briefing and related activities are in process. CVR Energy believes the Delaware Lawsuits are without merit and has vigorously defended against them. As no ruling in the case has yet been issued, CVR Energy cannot determine at this time the outcome of the Delaware Lawsuits. However, while CVR Energy firmly believes the Delaware Lawsuits are without merit, if concluded in a manner averse to CVR Energy, they could have a material impact on our Energy segment’s financial position, results of operations, or cash flows.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 87% of Icahn Enterprises’ outstanding depositary units as of March 31, 2022. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of March 31, 2022. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $90 million as of March 31, 2022. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

17.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Three Months Ended March 31,
	2022	2021

	(in millions)
Cash payments for interest, net of amounts capitalized	$(98)	$(117)
Cash (payments) receipts for income taxes, net of payments	1	1
Partnership distributions payable	(603)	(499)

18. Subsequent Events

Icahn Enterprises

LP Unit Distribution

On May 4, 2022, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about June 29, 2022 to depositary unitholders of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

record at the close of business on May 20, 2022. Depositary unitholders will have until June 16, 2022 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending June 24, 2022. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2022 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 25, 2022.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2022, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 87% of Icahn Enterprises’ outstanding depositary units as of March 31, 2022.

Significant Transactions and Developments

Tender Offer

On October 27, 2021, IEP Utility Holdings LLC (“IEP Utility”), a wholly owned subsidiary of Icahn Enterprises Holdings, commenced a cash offer (the “SWX Tender Offer”) to acquire, subject to certain terms and conditions, all of the issued and outstanding shares of common stock of Southwest Gas Holdings, Inc. (“Southwest Gas”) not held by affiliates of Icahn Enterprises Holdings at a price of $75.00 per share. On March 14, 2022, IEP Utility amended its SWX Tender Offer purchase price to $82.50 per share. Southwest Gas, through its wholly owned subsidiaries, is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Southwest Gas’ shares of common stock are listed on the New York Stock Exchange under the symbol “SWX.” The SWX Tender Offer has been extended and is scheduled to expire at 12:00 midnight, New York City Time, on May 9, 2022, unless the offer is further extended.

Debt Repayments

In February 2022, we redeemed all of our $500 million aggregate principal amount of 6.750% senior unsecured notes due 2024 at par.

Results of Operations.

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

The comparability of our summarized consolidated financial results presented below is affected primarily by the performance of the Investment Funds (as defined below), and the results of operations of our Energy segment, impacted by the demand and pricing for its products. Refer to our respective segment discussions and “Other Consolidated Results of Operations,” below for further discussion.

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021

	(in millions)
Investment	$931	$943	$895	$862	$414	$391
Holding Company	32	8	(126)	(157)	(126)	(157)

Other Operating Segments:
Energy	2,363	1,532	141	(67)	61	(33)
Automotive	556	597	(28)	(46)	(28)	(46)
Food Packaging	102	95	6	(1)	5	(1)
Real Estate	28	17	3	(1)	3	(1)
Home Fashion	55	41	(1)	(4)	(1)	(4)
Pharma	17	30	(5)	8	(5)	8
Metals	—	121	—	5	—	5
Other operating segments	3,121	2,433	116	(106)	35	(72)
Consolidated	$4,084	$3,384	$885	$599	$323	$162

Investment

We invest our proprietary capital through various private investment funds (“Investment Funds”). As of March 31, 2022 and December 31, 2021, we had investments with a fair market value of approximately $4.7 billion and $4.2 billion, respectively, in the Investment Funds. As of March 31, 2022 and December 31, 2021, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $5.5 billion and $5.0 billion, respectively.

Our Investment segment’s results of operations are reflected in net income in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of March 31, 2022.

For the three months ended March 31, 2022 and 2021, our Investment Funds’ returns were 9.6% and 9.2%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses.

The following table sets forth the performance attribution for the Investment Funds’ returns.

	Three Months Ended March 31,
	2022	2021
Long positions	15.1%	18.5%
Short positions	(5.4)%	(9.2)%
Other	(0.1)%	(0.1)%
	9.6%	9.2%

The following table presents net income (loss) for our Investment segment for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021

	(in millions)
Long positions	$1,494	$1,914
Short positions	(586)	(1,041)
Other	(13)	(11)
	$895	$862

Three Months Ended March 31, 2022 and 2021

For the three months ended March 31, 2022, the Investment Funds’ positive performance was primarily driven by net gains in long positions, offset in part by net losses in short positions. The positive performance of our Investment segment’s long positions was driven primarily by gains in two energy sector investments aggregating approximately $1.8 billion. The positive performance of our Investment segment’s long positions was offset in part by losses from two healthcare sector investments aggregating $267 million and a consumer, cyclical sector investment of $109 million. The negative performance of our Investment segment’s short positions was driven primarily by the negative performance of an energy sector hedge of $416 million and the negative performance of certain credit default swaps positions of $314 million. These decreases were offset in part by the positive performance of a broad market hedge totaling $269 million.

For the three months ended March 31, 2021, the Investment Funds’ positive performance was driven by net gains in their long positions, offset in part by net losses in their short positions. The positive performance of our Investment segment’s long positions was driven primarily by gains in two energy sector investments aggregating approximately $1.1 billion and a consumer, cyclical sector investment of $253 million. The aggregate performance of investments with net gains across various sectors accounted for an additional positive performance of our Investment segment’s long positions. The negative performance of our Investment segment’s short positions was driven primarily by the negative performance of an energy sector investment of $494 million and broad market hedges of $329 million. The aggregate performance of investments with net losses across various sectors accounted for an additional negative performance of our Investment segment’s short positions. The negative performance of our Investment segment’s short positions was offset in part by gains from a consumer, cyclical sector investment of $196 million.

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 91% and 96% of our Energy segment’s net sales for the three months ended March 31, 2022 and 2021, respectively.

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

In addition to recent market conditions, including the impact of the Russia/Ukraine conflict, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard of the United States Environmental Protection Agency, which requires the operating companies in our Energy segment to either blend “renewable fuels” with their transportation fuels or purchase renewable identification numbers (“RINs”), to the extent available, in lieu of blending, or to seek other exemptions. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Refer to Note 16, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of RINs.

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

	Three Months Ended March 31,
	2022	2021

	(in millions)
Net sales	$2,373	$1,463
Cost of goods sold	2,123	1,579
Gross margin	$250	$(116)

Three Months March 31, 2022 and 2021

Net sales for our Energy segment increased by $910 million (62%) for the three months ended March 31, 2022 as compared to the comparable prior year period due to an increase in our petroleum business’ net sales, which increased $748 million, as well as an increase in our nitrogen fertilizer business’ net sales, which increased $162 million over the comparable periods. The increase in the petroleum business’ net sales was primarily due to an increase in prices of gasoline and distillates mainly attributable to the ongoing conflict in Ukraine resulting in a global increase in commodity prices. Volumes were lower in the comparable prior year period due to the reduced utilization of the refineries resulting from the impact of a weather event. Our nitrogen fertilizer business’ net sales increased primarily due to an increase in urea ammonium nitrate (“UAN”) sales primarily due to favorable pricing conditions.

Cost of goods sold for our Energy segment increased by $544 million (34%) for the three months ended March 31, 2022 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher cost of consumed crude oil. The higher cost of consumed crude oil was due to an increase in volumes, as discussed above, offset in part by lower net cost of RINs of $71 million and higher derivative performance of $34 million. Gross margin for our Energy segment improved by $366 million for the three months ended March 31, 2022 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 11% and (8)% for the three months ended March 31, 2022 and 2021, respectively. The improvement in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to higher crack spreads and a decrease in the net cost of RINs, in addition to higher net sales and pricing in the nitrogen fertilizer business. These improvements were offset in part by increased RFS compliance costs.

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

	Three Months Ended March 31,
	2022	2021

	(in millions)
Net sales and other revenues from operations	$554	$598
Cost of goods sold and other expenses from operations	384	425
Gross margin	$170	$173

Three Months Ended March 31, 2022 and 2021

Net sales and other revenues from operations for our Automotive segment for the three months ended March 31, 2022 decreased by $44 million (7%) as compared to the comparable prior year period. The decrease was attributable to a decrease in aftermarket parts sales of $70 million (26%), offset in part by an increase in automotive services revenue of $26 million (8%). On an organic basis, aftermarket parts sales increased $7 million over the comparable periods including an increase in ecommerce of $3 million (30%) and an increase in commercial sales of $2 million (3%). Store closures related to the transformation plan accounted for a $77 million decrease in aftermarket parts sales. The increase in automotive services revenues represents an increase on a primarily organic basis as prices have increased 2% over the comparable prior year.

Cost of goods sold and other expenses from operations for the three months ended March 31, 2022 decreased by $41 million (10%) as compared to the comparable prior year period. The decrease was primarily due to lower costs attributable to lower aftermarket parts sales which exceeded higher costs associated with higher services revenues. Gross margin on net sales and other revenue from operations for the three months ended March 31, 2022 decreased by $3 million (2%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 31% and 29% for the three months ended March 31, 2022 and 2021, respectively.

Food Packaging

Our Food packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Three Months Ended March 31, 2022 and 2021

Net sales for the three months ended March 31, 2022 were flat as compared to the comparable prior year period. Impacts to sales were due to an increase of $10 million in price and product mix, offset by a decrease of $2 million due to unfavorable effects of foreign exchange and a decrease of $8 million due to lower volumes. Cost of goods sold for the three months ended March 31, 2022 increased by $1 million (1%) as compared to the comparable prior year period due to the effects of raw material price inflation, manufacturing variances and distribution costs, offset in part by lower volumes. Gross margin as a percentage of net sales was 20% and 21% for the three months ended March 31, 2022 and 2021, respectively.

Real Estate

Our Real Estate segment consists primarily of investment properties, the development and sale of single-family homes, and the management of a country club. Sales of single-family homes are included in net sales in our consolidated statements of operations. Results from investment properties and country club operations are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for each of the three months ended March 31, 2022 and 2021 were primarily derived from the sale of residential units and rental operations.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended March 31, 2022 and 2021

Net sales for the three months ended March 31, 2022 increased by $14 million (34%) compared to the comparable prior year period primarily due to an increase in demand as leisure and business travel have increased due to the reduced impact of the COVID-19 pandemic on our Home Fashion segment’s hospitality business. Cost of goods sold for the three months ended March 31, 2022 increased $11 million (32%) compared to the comparable prior year period due to higher material and freight costs. Gross margin as a percentage of net sales was 18% and 17% for the three months ended March 31, 2022 and 2021, respectively. The increase is primarily due to customer price increases and improved production capacity.

Pharma

Our Pharma segment derives revenues primarily from the sale of its products directly to customers, wholesalers and pharmacies.

Three Months Ended March 31, 2022 and 2021

Net sales for the three months ended March 31, 2022 decreased by $14 million (48%) compared to the comparable prior year period primarily due to the absence of a $13 million one-time sale of product to a single customer in the first quarter of 2021. Cost of goods sold for the three months ended March 31, 2022 decreased $2 million (14%) compared to the prior year period due to lower volumes. Gross margin as a percentage of net sales was 20% and 52% for the three months ending March 31, 2022 and 2021, respectively. The decrease is due to the absence of the one-time sale in the first quarter of 2021 mentioned above.

Holding Company

Our Holding Company’s results of operations primarily reflect the interest expense on its senior unsecured notes and investment gains and losses from equity investments for each of the three months ended March 31, 2022 and 2021.

Other Consolidated Results of Operations

Selling, General and Administrative

Three Months Ended March 31, 2022 and 2021

Our consolidated selling, general and administrative during the three months ended March 31, 2022 decreased by $15 million (5%) as compared to the comparable prior year period primarily due to lower expenses of our Automotive segment mainly related to its transformation plan.

Interest Expense

Three Months Ended March 31, 2022 and 2021

Our consolidated interest expense during the three months ended March 31, 2022 decreased by $61 million (31%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense from our Investment segment due to lower balances on margin accounts.

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

As of March 31, 2022, our Holding Company had cash and cash equivalents of approximately $1.4 billion and total debt of approximately $5.3 billion. As of March 31, 2022, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.7 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

	March 31,	December 31,
	2022	2021

	(in millions)
6.750% senior unsecured notes due 2024	$—	$499
4.750% senior unsecured notes due 2024	1,105	1,105
6.375% senior unsecured notes due 2025	749	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,460	1,461
4.375% senior unsecured notes due 2029	747	747
	$5,311	$5,810

Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of senior unsecured notes is payable semi-annually.

In February 2022, we redeemed all of our $500 million in aggregate principal amount of 6.750% senior unsecured notes due 2024 at par. This transaction is expected to result in annual savings of approximately $34 million in future interest expense.

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

The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of March 31, 2022, except for the 4.750% senior unsecured notes due 2024, the 5.250% senior unsecured notes due 2027 and 4.375% senior unsecured notes due 2029, are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.

As of March 31, 2022 and December 31, 2021, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of March 31, 2022, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

At-The-Market Offerings

During the three months ended March 31, 2022, Icahn Enterprises sold 3,436,553 depositary units pursuant to its Open Market Sale Agreement entered into on December 3, 2021, resulting in gross proceeds of $182 million. As of March 31, 2022, we continue to have an active Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $145 million in aggregate gross sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of the agreement, and we have no obligation to sell additional depositary units under the Open Market Sale Agreement. Depending on market conditions, we may continue to sell depositary units under the Open Market Sale Agreement, and, if appropriate, enter into a new Open Market Sale Agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing Open Market Sale Agreement. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. While we were able to sell shares during the three months ended March 31, 2022, there can be no assurance that any future capital will be available on acceptable terms or at all under this program.

LP Unit Distributions

On February 23, 2022, Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. In connection with this distribution, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $48 million in April 2022.

On May 4, 2022, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about June 29, 2022 to depositary unitholders of record at the close of business on May 20, 2022. Depositary unitholders will have until June 16, 2022 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending June 24, 2022. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Sale of Investments

During the three months ended March 31, 2022, we received proceeds of $107 million from the sale of equity investments held by the Holding Company.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of March 31, 2022, the Investment Funds’ had a net short notional exposure of 21%. The Investment Funds’ long exposure was 85% (84% long equity and 1% long credit) and its short exposure was 106% (89% short equity and 17% short credit). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at March 31, 2022.

Of the Investment Funds’ 85% long exposure, 71% was comprised of the fair value of its long positions (with certain adjustments) and 14% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds’ 106% short exposure, 46% was comprised of the fair value of its short positions and 60% was comprised of short broad market index swap derivative contracts and short credit default swap contracts.

With respect to both our long positions that are not notionalized (71% long exposure) and our short positions that are not notionalized (46% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other short positions (60% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	March 31,	December 31,
	2022	2021

	(in millions)
Energy	$676	$510
Automotive	36	28
Food Packaging	10	10
Real Estate	28	30
Home Fashion	3	3
Pharma	18	14
	$771	$595

Segment Borrowings and Availability

Segment debt consists of the following:

	March 31,	December 31,
	2022	2021

	(in millions)
Energy	$1,595	$1,660
Automotive	20	26
Food Packaging	158	155
Real Estate	1	1
Home Fashion	41	40
	$1,815	$1,882

Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of March 31, 2022, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

March 31,
2022
(in millions)
Energy	$406
Food Packaging	19
Home Fashion	18
$443

The above outstanding debt and borrowing availability with respect to each of our continuing operating segments reflects third-party obligations.

In February 2022, CVR Partners redeemed the remaining $65 million aggregate principal amount of its 9.25% senior secured notes due June 2023 at par. This transaction is expected to result in annual savings of approximately $6 million in future interest expense.

Subsidiary Stock Repurchase Program

On May 6, 2020, the Board of Directors of CVR Partners’ general partner approved a unit repurchase program which would enable it to repurchase up to $10 million of its common units from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. On February 22, 2021, the Board of Directors of CVR Partners authorized an additional $10 million under the unit repurchase program. During the three months ended March 31, 2022 and 2021, CVR Partners repurchased 111,695 and 24,378 common units, respectively, on the open market at a cost of $12 million and $1 million, respectively. As of March 31, 2022, CVR Partners has a nominal amount remaining under its unit repurchase program.

Subsidiary Dividend

In the first quarter of 2022, our Energy segment, declared a cash dividend of $0.40 per share, which is payable May 23, 2022 to shareholders of record as of May 13, 2022. Our portion of the dividend will include approximately $28 million in cash.

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

	(in millions)
Holding Company	$(72)	$52	$(323)	$(81)	$116	$179
Investment	1,689	—	2	(519)	—	40

Other Operating Segments:
Energy	322	(41)	(115)	96	(54)	(2)
Automotive	(31)	(19)	58	(21)	3	33
Food Packaging	—	(4)	3	(12)	(2)	4
Metals	—	—	—	(9)	(1)	9
Real Estate	18	(5)	(14)	4	(1)	5
Home Fashion	(10)	—	9	(3)	—	1
Pharma	4	—	—	(6)	—	—
Other operating segments	303	(69)	(59)	49	(55)	50
Total before eliminations	1,920	(17)	(380)	(551)	61	269
Eliminations	—	55	(55)	—	55	(55)
Consolidated	$1,920	$38	$(435)	$(551)	$116	$214

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

Holding Company

Our Holding Company’s cash flows from operating activities for each of three months ended March 31, 2022 and 2021 were primarily attributable to our semi-annual interest payments on our senior unsecured notes. The decrease in interest payments over the comparable period is primarily due to the redemption of $500 million of senior unsecured notes in February 2022.

Our Holding Company’s cash flows from investing activities for the three months ended March 31, 2022 were primarily attributable to proceeds from the sale of equity investments aggregating $107 million offset in part by investments in/contributions to our operating subsidiaries aggregating $55 million, including an investment in our Automotive segment of $60 million. Our Holding Company’s cash flows from investing activities for the three months ended March 31, 2021 were primarily attributable to proceeds from the sale of equity investments of $171 million offset in part by investments in/contributions to our operating subsidiaries aggregating $55 million, including an investment in our Automotive segment of $50 million.

Our Holding Company’s cash flows from financing activities for the three months ended March 31, 2022 were due to the redemption of $500 million of senior unsecured notes offset by proceeds from our “at-the-market” offering. Our Holding Company’s cash flows from financing activities for the three months ended March 31, 2021 were due to proceeds from our “at-the-market” offering, offset in part by the net effect of a debt refinancing transaction.

Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Our Investment segment’s cash flows from financing activities for the three months ended March 31, 2022 and 2021 were attributable to Brett Icahn’s contribution to the Funds of $2 million and $40 million, respectively.

Other Operating Segments

Our other operating segments’ cash flows from operating activities included net cash flows from operating activities before changes in operating assets and liabilities of $233 million and $(82) million for the three months ended March 31, 2022 and 2021, respectively, primarily due the results of our Energy segment during both periods. The change in cash flows from operating activities for the three months ended March 31, 2022 as compared to the comparable prior year was primarily due to an increase in the operating results of our Energy segment offset in part by a decrease in working capital within our Energy segment primarily associated with the increases in our open RFS position and a gain in derivatives compared to a loss in 2021.

Our other operating segments’ cash flows from investing activities were primarily due to capital expenditures and turnaround expenditures of $41 million in 2022 compared to $35 million in 2021 in our Energy segment and capital expenditures of $21 million in 2022 compared to $8 million in 2021 within our Automotive segment. In addition, our Energy segment acquired a pipeline for cash consideration of $20 million in the first quarter of 2021.

Our other operating segments’ cash flows from financing activities were primarily due to our Energy segment. In 2022, our Energy segment redeemed senior notes of $65 million, paid a distribution to noncontrolling interests of $36 million, and had $12 million in unit repurchases. In addition, our other operating segments had net contributions from our Holding Company aggregating $55 million for the three months ended March 31, 2022 compared to net contributions aggregating $55 million for the three months ended March 31, 2021.

Consolidated Capital Expenditures

There have been no material changes to our planned capital expenditures as compared to the estimated capital expenditures for 2021 reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Estimates

The critical accounting estimates used in the preparation of our condensed consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Standards

Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements for a discussion of recent accounting pronouncements applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed below, information about our quantitative and qualitative disclosures about market risk did not differ materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of March 31, 2022, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $728 million, $478 million and $1,007 million, respectively. However, as of March 31, 2022, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an interest of approximately 45% in the Investment Funds.

Item 4. Controls and Procedures

As of March 31, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and Icahn Enterprises Holdings’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, and will continue to be, subject to litigation from time to time in the ordinary course of business. Refer to Note 16, “Commitments and Contingencies” to the condensed consolidated financial statements, which is incorporated by reference into this Part II, Item 1 of this Report, for information regarding our lawsuits and proceedings. Except for the lawsuits and proceedings disclosed in Note 16, there were no material changes to our lawsuits and proceedings as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 1A. Risk Factors

Except for the risk factors updated below there were no material changes to our risk factors during the three months ended March 31, 2022 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Global economic conditions may have adverse impacts on our businesses and financial condition.

Changes in economic conditions could adversely affect our financial condition and results of operations. A number of economic factors, including, but not limited to, consumer interest rates, consumer confidence and debt levels, retail trends, housing starts, sales of existing homes, the level and availability of mortgage refinancing, and commodity prices, may generally adversely affect our businesses, financial condition and results of operations. Recessionary economic cycles, higher and protracted unemployment rates, increased fuel and other energy and commodity costs, rising costs of transportation and increased tax rates and general inflationary pressures can have a material adverse impact on our businesses, and may adversely affect demand for sales of our businesses’ products, or the costs of materials and services utilized in their operations, and the performance of our Investment Funds. The ongoing conflict in Ukraine has exacerbated many of these issues, including leading to increased prices of gasoline and distillates as a result of the global increase in commodity prices, which for example, has impacted, and may continue to impact, the input costs for our Energy segment. These factors could have a material adverse effect on our revenues, income from operations and our cash flows.

We and our subsidiaries are subject to cybersecurity and other technological risks that could disrupt our information technology systems and adversely affect our financial performance.

Threats to information technology systems associated with cybersecurity and other technological risks and cyber incidents or attacks continue to grow. We and our subsidiaries depend on the accuracy, capacity and security of our information technology systems and those used by our third-party service providers. In addition, we and our subsidiaries collect, process and retain sensitive and confidential information in the normal course of business, including information about our employees, customers and other third parties. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities, systems, and networks, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, employee misconduct, malicious attacks, acts of vandalism or other events. In addition, hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could result in security breaches or disruptions. Further, the United States government has warned of the potential risk of Russian cyberattacks stemming from the ongoing Russian/Ukraine conflict. These events or any other disruption or compromise of our or our third-party service providers’ information technology systems could negatively impact our business operations or result in the misappropriation, loss or other unauthorized disclosure of sensitive and confidential information. Such events could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect our results of operations, any of which could adversely affect our financial performance.

Item 2. Unregistered Sales of Equity Securities and Use or Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our depositary units during the quarter ended March 31, 2022, all of which represent units withheld to pay taxes on the vesting of restricted depositary units.

Maximum Number
			Total Number of Units	(or Approximate Dollar
			Purchased as Part of	Value) of Units that May
	Number of Units	Average Price	Publicly Announced	be Purchased Under the
	Repurchased	Per Unit	Plans or Programs	Plans or Programs
January 3 through January 31	10,423	$52.14	—	—
February 1 through February 28	—	$—	—	—
March 1 through March 31	—	$—	—	—

Item 5. Other Information

On May 5, 2022, Icahn Enterprises entered into Amendment No. 1 (the “Amendment”) to the Management Agreement, dated as of October 1, 2020 (the “Manager Agreement”), by and among Icahn Enterprises, Icahn Capital LP, a Delaware limited partnership (the “General Partner” and together with the Icahn Enterprises, the “Employer”), Brett Icahn, Isthmus LLC, a Delaware limited liability company wholly-owned by Brett Icahn (“Isthmus”), Icahn Partners LP, a Delaware limited partnership (“Icahn Partners”), and Icahn Partners Master Fund LP, a Delaware limited partnership (“Icahn Master Fund” and together with Icahn Partners, the “Funds”).

Under the Manager Agreement, Brett Icahn serves as the portfolio manager of the Mesa Portfolio, a designated portfolio of assets within the Funds (the “Mesa Portfolio”). Additionally, Brett Icahn provides the River Services (as defined in the Manager Agreement) upon the request of Icahn Enterprises and Icahn Capital, which can entail providing research, analysis and advice with respect to certain securities in the River Portfolio, a designated portfolio of assets within the Funds (together with the Mesa Portfolio, the “Existing Portfolios”).

Pursuant to the terms of the Amendment, the Manager Agreement was amended to, among other things, allow the Funds to add, from time to time, two additional separately tracked investment portfolios designated as the Mesa 2.0 Portfolio and the River 2.0 Portfolio (each an “Additional Portfolio”), in addition to the Existing Portfolios. The activities of each Additional Portfolio will not be subject to the Manager Agreement, while the activities of the Existing Portfolios will continue to be conducted pursuant to the Manager Agreement. Brett Icahn will have no obligations under the Manager Agreement with respect to each Additional Portfolio.

In addition, under the Amendment, the Employer and Brett Icahn may, from time to time, agree that any (i) securities of an issuer which are held from time to time in the Mesa Portfolio or (ii) any property received by the Funds in exchange therefor pursuant to any merger, exchange offer, like kind exchange offer or other transaction (a “Mesa Position”), will be deemed to have been (x) sold for cash, in such amounts and at such times and prices as may be agreed by the Employer (with the approval of the board of directors of the General Partner or the audit committee thereof) and Brett Icahn, each in their sole and absolute discretion (it being understood and agreed that such deemed sale prices will be based generally on the trading prices of the applicable securities at the time of such deemed sales, as reasonably adjusted to take into account liquidity and other relevant factors), and (y) purchased by the Mesa 2.0 Portfolio in the same amounts and at the same times and prices as applicable to such deemed sale. Such deemed sale would be considered a permitted sale under the Manager Agreement and the Individual Hurdle Amount, Individual Mesa Expenses, Individual Mesa Net Profit Amount and Individual Mesa P&L Amount (all as defined in the Manager Agreement) will be calculated as of the time of such deemed sale.

Further, neither Isthmus, Brett Icahn nor their affiliates will, or will be eligible to, make or hold investments in each Additional Portfolio (or in any securities held by each Additional Portfolio).

Except as specifically provided for in the Amendment, the Manager Agreement remains in full force and effect and none of the provisions described in the Amendment are intended to alter Brett Icahn’s employment status with the Employer for any purpose.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is filed hereto as Exhibit 10.1 and is incorporated by reference herein.

Item 6. Exhibits

Exhibit No.	Description
10.1

Amendment No. 1 dated May 5, 2022 to the Management Agreement, dated as of October 1, 2020, by and among Icahn Enterprises, Icahn Capital LP, Brett Icahn, Isthmus LLC, Icahn Partners LP, and Icahn Partners Master Fund LP.

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
David Willetts, President, Chief Executive Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/Ted Papapostolou
Ted Papapostolou, Chief Financial Officer, Chief Accounting Officer and Director

Date: May 6, 2022