Form 10-Q
period 2022-06-30
ICAHN ENTERPRISES L.P.
filed 2022-08-05
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 4, 2022, there were 322,756,454 of Icahn Enterprises’ depositary units outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2022	2021

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$2,453	$2,321
Cash held at consolidated affiliated partnerships and restricted cash	4,216	2,115
Investments	5,812	9,151
Due from brokers	5,080	5,530
Accounts receivable, net	728	546
Inventories, net	1,787	1,478
Property, plant and equipment, net	4,043	4,085
Derivative assets, net	900	612
Goodwill	288	290
Intangible assets, net	563	595
Other assets	1,025	1,023
Total Assets	$26,895	$27,746
LIABILITIES AND EQUITY
Accounts payable	$1,151	$805
Accrued expenses and other liabilities	2,060	1,778
Deferred tax liabilities	374	390
Derivative liabilities, net	822	787
Securities sold, not yet purchased, at fair value	4,062	5,340
Due to brokers	1,134	1,611
Debt	7,134	7,692
Total liabilities	16,737	18,403

Commitments and contingencies (Note 16)

Equity:
Limited partners: Depositary units: 322,756,454 units issued and outstanding at June 30, 2022 and 293,403,243 units issued and outstanding at December 31, 2021	4,773	4,298
General partner	(746)	(754)
Equity attributable to Icahn Enterprises	4,027	3,544
Equity attributable to non-controlling interests	6,131	5,799
Total equity	10,158	9,343
Total Liabilities and Equity	$26,895	$27,746

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions, except per unit amounts)
Revenues:
Net sales	$3,796	$2,612	$6,764	$4,830
Other revenues from operations	197	164	365	316
Net (loss) gain from investment activities	(442)	206	497	1,212
Interest and dividend income	50	34	92	60
Other loss, net	(98)	(28)	(122)	(46)
	3,503	2,988	7,596	6,372
Expenses:
Cost of goods sold	3,174	2,398	5,712	4,537
Other expenses from operations	148	126	285	244
Selling, general and administrative	315	304	616	620
Restructuring, net	—	5	—	5
Interest expense	151	158	285	353
	3,788	2,991	6,898	5,759
(Loss) income before income tax expense	(285)	(3)	698	613
Income tax expense	(2)	(59)	(100)	(76)
Net (loss) income	(287)	(62)	598	537
Less: net (loss) income attributable to non-controlling interests	(159)	74	403	511
Net (loss) income attributable to Icahn Enterprises	$(128)	$(136)	$195	$26

Net (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(125)	$(134)	$191	$25
General partner	(3)	(2)	4	1
	$(128)	$(136)	$195	$26

Basic (loss) income per LP unit	$(0.41)	$(0.53)	$0.64	$0.10
Basic weighted average LP units outstanding	306	251	300	247

Diluted (loss) income per LP unit	$(0.41)	$(0.53)	$0.64	$0.10
Diluted weighted average LP units outstanding	306	251	300	247
Distributions declared per LP unit	$2.00	$2.00	$4.00	$4.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Net (loss) income	$(287)	$(62)	$598	$537
Other comprehensive (loss) income, net of tax:
Translation adjustments	(7)	2	(7)	1
Post-retirement benefits and other	—	1	—	1
Other comprehensive income, net of tax	(7)	3	(7)	2
Comprehensive (loss) income	(294)	(59)	591	539
Less: Comprehensive (loss) income attributable to non-controlling interests	(159)	75	403	512
Comprehensive (loss) income attributable to Icahn Enterprises	$(135)	$(134)	$188	$27

Comprehensive (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(132)	$(132)	$184	$26
General partner	(3)	(2)	4	1
	$(135)	$(134)	$188	$27

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2021	$(754)	$4,298	$3,544	$5,799	$9,343
Net income	6	317	323	562	885
Partnership distributions payable	(12)	(591)	(603)	—	(603)
Partnership contributions	4	180	184	—	184
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(36)	(36)
Changes in subsidiary equity and other	—	(5)	(5)	(10)	(15)
Balance, March 31, 2022	$(756)	$4,199	$3,443	$6,315	$9,758
Net loss	(3)	(125)	(128)	(159)	(287)
Other comprehensive income	—	(7)	(7)	—	(7)
Partnership distributions payable reversal	12	591	603	—	603
Partnership distributions	(2)	(100)	(102)	—	(102)
Partnership contributions	4	210	214	—	214
Investment segment contributions from non-controlling interests	—			5	5
Investment segment distributions from non-controlling interests	—			(3)	(3)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(26)	(26)
Changes in subsidiary equity and other	(1)	5	4	(1)	3
Balance, June 30, 2022	$(746)	$4,773	$4,027	$6,131	$10,158

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2020	$(853)	$4,236	$3,383	$5,875	$9,258
Net income	3	159	162	437	599
Other comprehensive loss	—	(1)	(1)	—	(1)
Partnership distributions payable	(10)	(489)	(499)	—	(499)
Partnership contributions	4	182	186	—	186
Investment segment contributions from non-controlling interests	—	—	—	40	40
Changes in subsidiary equity and other	—	(1)	(1)	—	(1)
Balance, March 31, 2021	$(856)	$4,086	$3,230	$6,352	$9,582
Net (loss) income	(2)	(134)	(136)	74	(62)
Other comprehensive income	—	2	2	1	3
Partnership distributions payable reversal	10	489	499	—	499
Partnership distributions	(1)	(56)	(57)	—	(57)
Partnership contributions	4	198	202	—	202
Investment segment contributions from non-controlling interests	—	—	—	6	6
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(144)	(144)
Changes in subsidiary equity and other	(1)	(4)	(5)	1	(4)
Balance, June 30, 2021	$(846)	$4,581	$3,735	$6,290	$10,025

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2022	2021

	(in millions)
Cash flows from operating activities:
Net income	$598	$537
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain from securities transactions	(335)	(1,848)
Purchases of securities	(566)	(1,784)
Proceeds from sales of securities	3,979	2,236
Payments to cover securities sold, not yet purchased	(2,597)	(2,313)
Proceeds from securities sold, not yet purchased	1,423	2,957
Changes in receivables and payables relating to securities transactions	15	(947)
Changes in derivative assets and liabilities	(249)	217
Gain on disposition of assets, net	(2)	—
Depreciation and amortization	249	259
Deferred taxes	(18)	26
Other, net	45	31
Changes in other operating assets and liabilities	87	265
Net cash provided by (used in) operating activities	2,629	(364)
Cash flows from investing activities:
Capital expenditures	(154)	(158)
Turnaround expenditures	(68)	(2)
Acquisition of businesses, net of cash acquired	—	(20)
Proceeds from sale of investments	152	392
Proceeds from disposition of businesses and assets	2	34
Other, net	(1)	—
Net cash (used in) provided by investing activities	(69)	246
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	5	46
Partnership contributions	398	373
Partnership distributions	(102)	(57)
Dividends and distributions to non-controlling interests in subsidiaries	(62)	(70)
Proceeds from Holding Company senior unsecured notes	—	1,214
Repayments of Holding Company senior unsecured notes	(500)	(1,205)
Proceeds from subsidiary borrowings	66	965
Repayments of subsidiary borrowings	(122)	(971)
Other, net	(16)	(11)
Net cash (used in) provided by financing activities	(333)	284
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	6	6
Net increase in cash and cash equivalents and restricted cash and restricted cash equivalents	2,233	172
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	4,436	3,291
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$6,669	$3,463

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2022, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 86% of our outstanding depositary units as of June 30, 2022.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $4.5 billion and $4.2 billion as of June 30, 2022 and December 31, 2021, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy has a general partner interest in each of CVR Refining and CVR Partners. In addition, CVR Energy is the sole limited partner of CVR Refining and owns approximately 37% outstanding common units of CVR Partners as of June 30, 2022. As of June 30, 2022, we owned approximately 71% of the total outstanding common stock of CVR Energy.

Automotive

We conduct our Automotive segment through our wholly owned subsidiary, Icahn Automotive Group LLC (“Icahn Automotive”). Icahn Automotive is engaged in the retail and wholesale distribution of automotive parts in the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

aftermarket (“aftermarket parts”) as well as providing automotive repair and maintenance services (“automotive services”) to its customers. Icahn Automotive’s aftermarket parts and automotive services businesses serve different customer channels and have distinct strategies, opportunities and requirements and therefore are operated as two independent operating companies, each with its own management team.

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. As of June 30, 2022, we owned approximately 89% of the total outstanding common stock of Viskase.

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

Metals

We conducted our Metals segment through our wholly owned subsidiary, PSC Metals LLC (“PSC Metals”). PSC Metals was principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products. PSC Metals collected industrial and obsolete scrap metal, processed it into reusable forms and supplied the recycled metals to its customers.

On December 7, 2021, we closed on the previously announced sale of 100% of the equity interests in PSC Metals. As a result of the sale of PSC Metals, we no longer operate a Metals segment at December 31, 2021 and June 30, 2022.

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2022 was approximately $7.1 billion and $6.5 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2021 was approximately $7.7 billion and $7.8 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $2,893 million and $102 million as of June 30, 2022 and December 31, 2021, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.

Our restricted cash balance was $1,323 million and $2,013 million as of June 30, 2022 and December 31, 2021, respectively. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Energy

Our Energy segment’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $4 million and $87 million as of June 30, 2022 and December 31, 2021, respectively. For the six months ended June 30, 2022 and 2021, our Energy segment recorded revenue of $84 million and $30 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

As of June 30, 2022, our Energy segment had $8 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize approximately $4 million of these performance obligations as revenue by the end of 2022 and the remaining balance thereafter.

Automotive

Our Automotive segment has deferred revenue with respect to extended warranty plans of $42 million at each of June 30, 2022 and December 31, 2021, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For the six months ended June 30, 2022 and 2021, our Automotive segment recorded revenue of $12 million and $12 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

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

Investment Funds

As of June 30, 2022 and December 31, 2021, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $5.3 billion and $5.0 billion, respectively, representing approximately 54% and 54% of the Investment Funds’ assets under management as of each respective date.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended June 30, 2022 and 2021, $3 million and $4 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement and for the six months ended June 30, 2022 and 2021, $6 million and $8 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. During 2022, Brett Icahn contributed $3 million in accordance with the manager agreement and in the six months ended June 30, 2021 he contributed $46 million. As of June 30, 2022 and December 31, 2021 he had investments in the Investment Funds with a total fair market value of $70 million and $93 million, respectively. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

4.  Investments

Investments

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

	June 30,	December 31,
	2022	2021

	(in millions)
Assets
Investments:
Equity securities:
Communications	$357	$352
Consumer, cyclical	831	1,281
Energy	1,387	3,184
Utilities	1,173	992
Healthcare	392	1,009
Technology	736	931
Materials	179	194
Industrial	628	895
	5,683	8,838
Corporate debt securities	37	114
	$5,720	$8,952
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, cyclical	$401	$848
Energy	1,901	2,028
Utilities	852	659
Healthcare	400	1,049
Materials	254	365
Industrial	254	391
	$4,062	$5,340

The portion of unrealized (losses) and gains that relates to securities still held by our Investment segment, primarily equity securities, was $(894) million and $491 million for the three months ended June 30, 2022 and 2021, respectively, and $(694) million and $1,593 million for the six months ended June 30, 2022 and 2021.

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	June 30,	December 31,
	2022	2021

	(in millions)
Equity method investments	$77	$79
Other investments measured at fair value	15	120
	$92	$199

The portion of unrealized gains that relates to equity securities still held by our other segments and Holding Company was $3 million and zero for each of the three months ended June 30, 2022 and 2021, respectively, and $61 million and $44 million for the six months ended June 30, 2022 and 2021, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 4)	$5,645	$36	$42	$5,723	$8,905	$113	$42	$9,060
Derivative assets, net (Note 6)	—	896	—	896	—	612	—	612
	$5,645	$932	$42	$6,619	$8,905	$725	$42	$9,672
Liabilities
Securities sold, not yet purchased (Note 4)	$4,062	$—	$—	$4,062	$5,340	$—	$—	$5,340
Derivative liabilities, net (Note 6)	—	822	—	822	—	787	—	787
RFS obligations (Note 16)	—	708	—	708	—	494	—	494
	$4,062	$1,530	$—	$5,592	$5,340	$1,281	$—	$6,621

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. There were no Investment Funds’ derivative instruments with credit-risk-related contingent features in a liability position as of June 30, 2022 and December 31, 2021.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	June 30, 2022		December 31, 2021
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$1,300	$4,398	$1,582	$5,986
Credit contracts(1)	—	1,336	—	2,081
(1)	The short notional amount on our credit default swap positions was approximately $5.9 billion at June 30, 2022. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $1.3 billion as of June 30, 2022. The short notional amount on our credit default swap positions was approximately $6.6 billion as of December 31, 2021. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $2.1 billion as of December 31, 2021.

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

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021

	(in millions)
Equity contracts	$205	$68	$942	$1,317
Credit contracts	826	1,075	—	—
Sub-total	1,031	1,143	942	1,317
Netting across contract types(1)	(140)	(532)	(140)	(532)
Total(1)	$891	$611	$802	$785
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at June 30, 2022 and December 31, 2021 was $1,224 million and $1,906 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (loss) Recognized in Income (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Equity contracts	$392	$(310)	$483	$(634)
Credit contracts	(35)	(41)	(320)	(2)
	$357	$(351)	$163	$(636)
(1)	Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our condensed consolidated statements of operations for our Investment segment.

Energy

CVR Energy’s businesses are subject to fluctuations of commodity prices caused by supply conditions, weather, economic conditions, interest rates, and other factors. To manage the impact of price fluctuations of crude oil and other commodities in our results of operations and certain inventories, and to fix margins on future sales and purchases, CVR Refining regularly enters into various commodity derivative transactions. CVR Refining holds derivative instruments, such as futures and swaps, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedge instruments. CVR Refining may enter into forward purchase or sale contracts associated with renewable identification numbers (“RINs”).

As of June 30, 2022 and December 31, 2021, CVR Refining had 1 million and no outstanding forward contract positions, respectively. As of June 30, 2022 and December 31, 2021, CVR Refining had future contracts for less than 1 million barrels at each date, respectively. As of June 30, 2022 and December 31, 2021, CVR Refining had swap contracts for 1 million barrels and no barrels at each date. As of June 30, 2022 and December 31, 2021, CVR Refining had open fixed-price commitments to purchase a net 19 million and 2 million RINs, respectively.

Certain derivative contracts executed by our Energy segment with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. As of June 30, 2022, our Energy segment had net asset derivatives of $5 million and net liability derivatives of $20 million and as of December 31, 2021, our Energy segment had net asset derivatives of $1 million and net liability derivatives of $2 million. Losses recognized on derivatives for our Energy segment were $68 million and $2 million for the three months ended June 30, 2022 and 2021, respectively, and $66 million and $34 million for the six months ended June 30, 2022 and 2021, respectively. Losses recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

7.  Inventories, Net

Inventories, net consists of the following:

	June 30,	December 31,
	2022	2021

	(in millions)
Raw materials	$390	$291
Work in process	100	83
Finished goods	1,297	1,104
	$1,787	$1,478

8.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	June 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$337	$(87)	$250	$337	$(87)	$250
Food Packaging	6	—	6	6	—	6
Home Fashion	22	(3)	19	24	(3)	21
Pharma	13	—	13	13	—	13
	$378	$(90)	$288	$380	$(90)	$290

Intangible assets, net consists of the following:

	June 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$394	$(202)	$192	$394	$(192)	$202
Developed technology	254	(48)	206	254	(34)	220
Other	165	(83)	82	167	(77)	90
	$813	$(333)	$480	$815	$(303)	$512

Indefinite-lived intangible assets			$83			$83
Intangible assets, net			$563			$595

Amortization expense associated with definite-lived intangible assets was $16 million and $17 million for the three months ended June 30, 2022 and 2021, respectively, and $29 million and $32 million for the six months ended June 30, 2022 and 2021, respectively.

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

Right-of-use assets and lease liabilities are as follows:

	June 30,	December 31,
	2022	2021

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$438	$467
Lease liabilities (accrued expenses and other liabilities)	446	479

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	52	56
Lease liabilities (debt)	69	72

Additional information with respect to our operating leases as of June 30, 2022 and December 31, 2021 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of June 30, 2022	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$38	$38	4.0 years	5.1%
Automotive	345	356	4.4 years	5.7%
Food Packaging	25	28	10.3 years	7.4%
Other segments and Holding Company	30	24
	$438	$446

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2021	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$37	$37	4.1 years	5.4%
Automotive	369	385	4.9 years	5.8%
Food Packaging	28	31	10.5 years	7.4%
Other segments and Holding Company	33	26
	$467	$479

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended June 30, 2022 and 2021, lease cost was comprised of (i) operating lease cost of $51 million and $50 million, respectively, (ii) amortization of financing lease right-of-use assets of $1 million and $2 million, respectively, and (iii) interest expense on financing lease liabilities of $1 million and $2 million, respectively. For the six months ended June 30, 2022 and 2021, lease cost was comprised of (i) operating lease cost of $98 million and $101 million, respectively, (ii) amortization of financing lease right-of-use assets of $4 million and $5 million, respectively, and (iii) interest expense on financing lease liabilities of $2 million and $3 million, respectively. Our automotive segment accounted for $81 million and $84 million of total lease cost for the six months ended June 30, 2022 and 2021, respectively.

Automotive

Our Automotive segment leases certain retail locations under long-term operating leases. Our Automotive segment’s revenues from operating leases were $13 million and zero for the three months ended June 30, 2022 and 2021, respectively, and $22 million and zero for the six months ended June 30, 2022 and 2021, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of June 30, 2022 and December 31, 2021, our Real Estate segment had assets leased to others included in property, plant and equipment of $252 million and $251 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $1 million and $1 million for the three months ended June 30, 2022 and 2021, respectively, and $3 million and $6 million for the six months ended June 30, 2022 and 2021, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

10.  Debt

Debt consists of the following:

	June 30,	December 31,
	2022	2021

	(in millions)
Holding Company:
6.750% senior unsecured notes due 2024	$—	$499
4.750% senior unsecured notes due 2024	1,104	1,105
6.375% senior unsecured notes due 2025	749	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,460	1,461
4.375% senior unsecured notes due 2029	747	747
	5,310	5,810
Reporting Segments:
Energy	1,594	1,660
Automotive	18	26
Food Packaging	162	155
Real Estate	1	1
Home Fashion	49	40
	1,824	1,882
Total Debt	$7,134	$7,692

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

In April 2022, in connection with the Petroleum ABL (as defined below), a new wholly owned subsidiary of CVR Energy, CVR Renewables, LLC (“CVR Renew”), delivered to Wells Fargo Bank, National Association, as administrative and collateral agent for the secured parties, a Joinder Agreement pursuant to which CVR Renew became a borrower for all purposes under the Petroleum ABL and other Credit Documents

In June 2022, CVR Refining and certain of its subsidiaries (the “Credit Parties”) entered into Amendment No. 3 to the Amended and Restated ABL Credit Agreement dated December 20, 2012 (the “Amendment”, and as amended, the “Petroleum ABL”), with a group of lenders and Wells Fargo Bank, National Association, as administrative agent and collateral agent (the “Agent”). The Petroleum ABL is a senior secured asset based revolving credit facility in an aggregate principle amount of up to $275 million with a $125 million incremental facility, which is subject to additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures, working capital and general corporate purposes of the Credit Parties and their subsidiaries. The Petroleum ABL provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to certain borrowing base conditions, with sub-limits of $30 million for swingline loans and $60 million (or $100 million if increased by the Agent) for letters of credit. The Petroleum ABL is scheduled to mature on June 30, 2027.

As of June 30, 2022 and December 31, 2021, total availability under CVR Refining and CVR Partners variable rate asset based revolving credit facilities aggregated $281 million and $396 million, respectively. CVR Refining also had $29 million and $39 million of letters of credit outstanding as of June 30, 2022 and December 31, 2021, respectively.

Covenants

We and all of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were $1 million and zero for the three months ended June 30, 2022 and 2021, respectively, and $2 million and $1 million for the six months ended June 30, 2022 and 2021, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.  Net Income Per LP Unit

The components of the computation of basic and diluted income per LP unit of Icahn Enterprises are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions, except per unit amounts)
Net (loss) income attributable to Icahn Enterprises	$(128)	$(136)	$195	$26
Net (loss) income attributable to Icahn Enterprises allocated to limited partners (98.01% allocation)	$(125)	$(134)	$191	$25

Basic (loss) income per LP unit:	$(0.41)	$(0.53)	$0.64	$0.10
Basic weighted average LP units outstanding	306	251	300	247

Diluted (loss) income per LP unit:	$(0.41)	$(0.53)	$0.64	$0.10
Diluted weighted average LP units outstanding	306	251	300	247

LP Unit Transactions

Unit Distributions

On February 23, 2022, we declared a quarterly distribution in the amount of $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units.

On May 6, 2022, we declared a quarterly dividend distribution in the amount of $2.00 per depository unit in which each depository unitholder had the option to make an election to receive either cash or additional depository units.

As a result of the above distributions declared, during the six months ended June 30, 2022, we distributed an aggregate 21,793,349 depositary units to unitholders who did not elect to receive cash, of which an aggregate of 20,606,398 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $100 million for the six months ended June 30, 2022.

At-The-Market Offerings

During the three months ended June 30, 2022, we sold 4,110,226 depositary units pursuant to our Open Market Sale Agreement, resulting in gross proceeds of $212 million. During the six months ended June 30, 2022, we sold 7,546,779 depository units pursuant to the Open Market Sale Agreement, resulting in gross proceeds of $394 million. As of June 30, 2022, we continue to have an active Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $291 million in aggregate gross sale proceeds pursuant to this agreement.

2017 Incentive Plan

During the six months ended June 30, 2022, Icahn Enterprises distributed 13,083 depositary units, net of payroll withholdings, with respect to certain restricted depositary units that vested during the period in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”). The aggregate impact of the 2017 Incentive Plan is not material with respect to our condensed consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Condensed Statements of Operations

	Three Months Ended June 30, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$3,144	$438	$110	$17	$69	$18	$—	$—	$3,796
Other revenues from operations	—	—	183	—	13	—	1	—	—	197
Net (loss) gain from investment activities	(459)	—	—	—	—	—	—	—	17	(442)
Interest and dividend income	47	1	—	—	—	—	—	—	2	50
Other (loss) income, net	(18)	(75)	—	(6)	—	—	—	—	1	(98)
	(430)	3,070	621	104	30	69	19	—	20	3,503
Expenses:
Cost of goods sold	—	2,715	288	90	12	57	12	—	—	3,174
Other expenses from operations	—	—	134	—	14	—	—	—	—	148
Selling, general and administrative	10	43	219	13	3	11	10	—	6	315
Interest expense	53	24	—	2	—	1	—	—	71	151
	63	2,782	641	105	29	69	22	—	77	3,788
(Loss) income before income tax (expense) benefit	(493)	288	(20)	(1)	1	—	(3)	—	(57)	(285)
Income tax (expense) benefit	—	(61)	5	(2)	—	—	—	—	56	(2)
Net (loss) income	(493)	227	(15)	(3)	1	—	(3)	—	(1)	(287)
Less: net (loss) income attributable to non-controlling interests	(275)	117	—	(1)	—	—	—	—	—	(159)
Net (loss) income attributable to Icahn Enterprises	$(218)	$110	$(15)	$(2)	$1	$—	$(3)	$—	$(1)	$(128)
Supplemental information:
Capital expenditures	$—	$62	$30	$5	$2	$—	$—	$—	$—	$99
Depreciation and amortization	$—	$89	$20	$7	$3	$1	$7	$—	$—	$127

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2021
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,783	$481	$106	$20	$51	$18	$153	$—	$2,612
Other revenues from operations	—	—	156	—	7	—	1	—	—	164
Net gain from investment activities	175	21	—	—	—	—	—	—	10	206
Interest and dividend income	32	—	—	—	—	—	—	—	2	34
Other (loss) income, net	(18)	(7)	(2)	(2)	—	—	—	—	1	(28)
	189	1,797	635	104	27	51	19	153	13	2,988
Expenses:
Cost of goods sold	—	1,757	345	88	15	41	12	140	—	2,398
Other expenses from operations	—	—	116	—	10	—	—	—	—	126
Selling, general and administrative	3	34	215	11	6	11	9	5	10	304
Restructuring, net	—	—	5	—	—	—	—	—	—	5
Interest expense	41	30	3	1	—	1	—	1	81	158
	44	1,821	684	100	31	53	21	146	91	2,991
(Loss) income before income tax benefit (expense)	145	(24)	(49)	4	(4)	(2)	(2)	7	(78)	(3)
Income tax benefit (expense)	—	10	11	(2)	—	—	—	—	(78)	(59)
Net (loss) income	145	(14)	(38)	2	(4)	(2)	(2)	7	(156)	(62)
Less: net income (loss) attributable to non-controlling interests	77	(3)	—	—	—	—	—	—	—	74
Net (loss) income attributable to Icahn Enterprises	$68	$(11)	$(38)	$2	$(4)	$(2)	$(2)	$7	$(156)	$(136)
Supplemental information:
Capital expenditures	$—	$92	$12	$4	$3	$—	$—	$—	$—	$111
Depreciation and amortization	$—	$88	$22	$7	$2	$2	$7	$4	$—	$132

	Six Months Ended June 30, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$5,517	$845	$211	$34	$124	$33	$—	$—	$6,764
Other revenues from operations	—	—	339	—	24	—	2	—	—	365
Net gain from investment activities	449	—	—	—	—	—	—	—	48	497
Interest and dividend income	87	1	—	—	—	—	—	—	4	92
Other (loss) income, net	(35)	(85)	2	(5)	—	—	1	—	—	(122)
	501	5,433	1,186	206	58	124	36	—	52	7,596
Expenses:
Cost of goods sold	—	4,838	555	171	22	102	24	—	—	5,712
Other expenses from operations	—	—	260	—	25	—	—	—	—	285
Selling, general and administrative	14	88	427	26	7	22	20	—	12	616
Interest expense	85	48	1	3	—	1	—	—	147	285
	99	4,974	1,243	200	54	125	44	—	159	6,898
Income (loss) before income tax benefit (expense)	402	459	(57)	6	4	(1)	(8)	—	(107)	698
Income tax (expense) benefit	—	(91)	14	(3)	—	—	—	—	(20)	(100)
Net income (loss)	402	368	(43)	3	4	(1)	(8)	—	(127)	598
Less: net income (loss) attributable to non-controlling interests	206	197	—	—	—	—	—	—	—	403
Net income (loss) attributable to Icahn Enterprises	$196	$171	$(43)	$3	$4	$(1)	$(8)	$—	$(127)	$195
Supplemental information:
Capital expenditures	$—	$88	$51	$9	$6	$—	$—	$—	$—	$154
Depreciation and amortization	$—	$172	$40	$14	$6	$3	$14	$—	$—	$249

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2021
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$3,246	$937	$207	$28	$92	$47	$273	$—	$4,830
Other revenues from operations	—	—	298	—	16	—	2	—	—	316
Net gain from investment activities	1,114	83	—	—	—	—	—	—	15	1,212
Interest and dividend income	57	—	—	—	—	—	—	—	3	60
Other (loss) income, net	(39)	—	(3)	(8)	—	—	—	1	3	(46)
	1,132	3,329	1,232	199	44	92	49	274	21	6,372
Expenses:
Cost of goods sold	—	3,336	658	168	22	75	26	252	—	4,537
Other expenses from operations	—	—	228	—	16		—	—	—	244
Selling, general and administrative	8	69	442	24	11	22	17	9	18	620
Restructuring, net	—	—	5	—	—	—	—	—	—	5
Interest expense	117	61	6	3	—	1	—	1	164	353
	125	3,466	1,339	195	49	98	43	262	182	5,759
Income (loss) before income tax benefit (expense)	1,007	(137)	(107)	4	(5)	(6)	6	12	(161)	613
Income tax benefit (expense)	—	56	23	(3)	—	—	—	—	(152)	(76)
Net income (loss)	1,007	(81)	(84)	1	(5)	(6)	6	12	(313)	537
Less: net income (loss) attributable to non-controlling interests	548	(37)	—	—	—	—	—	—	—	511
Net (loss) income attributable to Icahn Enterprises	$459	$(44)	$(84)	$1	$(5)	$(6)	$6	$12	$(313)	$26
Supplemental information:
Capital expenditures	$—	$126	$20	$6	$4	$1	$—	$1	$—	$158
Depreciation and amortization	$—	$170	$44	$14	$5	$4	$14	$8	$—	$259

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below

Energy

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Petroleum products	$2,900	$1,645	$5,050	$3,047
Nitrogen fertilizer products	244	138	467	199
	$3,144	$1,783	$5,517	$3,246

Automotive

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Automotive services	$393	$347	$746	$669
Aftermarket parts sales	215	290	416	566
	$608	$637	$1,162	$1,235

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Condensed Balance Sheets

	June 30, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$21	$893	$35	$8	$30	$3	$17	$1,446	$2,453
Cash held at consolidated affiliated partnerships and restricted cash	4,117	7	15	—	11	—	—	66	4,216
Investments	5,720	77	—	—	15	—	—	—	5,812
Accounts receivable, net	—	418	146	91	11	40	22	—	728
Inventories, net	—	722	835	102	—	110	18	—	1,787
Property, plant and equipment, net	—	2,692	801	138	349	57	—	6	4,043
Goodwill and intangible assets, net	—	210	357	25	—	19	240	—	851
Other assets	5,988	301	472	98	103	19	5	19	7,005
Total assets	$15,846	$5,320	$2,661	$462	$519	$248	$302	$1,537	$26,895
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,988	$2,112	$1,041	$146	$55	$62	$51	$86	$5,541
Securities sold, not yet purchased, at fair value	4,062	—	—	—	—	—	—	—	4,062
Debt	—	1,594	18	162	1	49	—	5,310	7,134
Total liabilities	6,050	3,706	1,059	308	56	111	51	5,396	16,737

Equity attributable to Icahn Enterprises	4,469	828	1,602	140	459	137	251	(3,859)	4,027
Equity attributable to non-controlling interests	5,327	786	—	14	4	—	—	—	6,131
Total equity	9,796	1,614	1,602	154	463	137	251	(3,859)	10,158
Total liabilities and equity	$15,846	$5,320	$2,661	$462	$519	$248	$302	$1,537	$26,895

	December 31, 2021
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$19	$510	$28	$10	$30	$3	$14	$1,707	$2,321
Cash held at consolidated affiliated partnerships and restricted cash	2,008	7	17	—	11	—	—	72	2,115
Investments	8,952	79	—	—	15	—	—	105	9,151
Accounts receivable, net	—	299	103	82	10	32	20	—	546
Inventories, net	—	484	780	93	—	106	15	—	1,478
Property, plant and equipment, net	—	2,735	786	147	351	60	—	6	4,085
Goodwill and intangible assets, net	—	221	362	27	—	21	254	—	885
Other assets	6,156	252	506	99	109	21	6	16	7,165
Total assets	$17,135	$4,587	$2,582	$458	$526	$243	$309	$1,906	$27,746
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$2,405	$1,579	$981	$146	$49	$71	$50	$90	$5,371
Securities sold, not yet purchased, at fair value	5,340	—	—	—	—	—	—	—	5,340
Debt	—	1,660	26	155	1	40	—	5,810	7,692
Total liabilities	7,745	3,239	1,007	301	50	111	50	5,900	18,403

Equity attributable to Icahn Enterprises	4,271	686	1,575	143	472	132	259	(3,994)	3,544
Equity attributable to non-controlling interests	5,119	662	—	14	4	—	—	—	5,799
Total equity	9,390	1,348	1,575	157	476	132	259	(3,994)	9,343
Total liabilities and equity	$17,135	$4,587	$2,582	$458	$526	$243	$309	$1,906	$27,746

13.  Income Taxes

For the three months ended June 30, 2022, we recorded an income tax expense of $2 million on pre-tax loss of $285 million compared to an income tax expense of $59 million on pre-tax loss of $3 million for the three months ended June 30, 2021. Our effective income tax rate was 0.7% and (1,966.7%) for the three months ended June 30, 2022 and 2021, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended June 30, 2022, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership loss for which there was no tax expense, as such income is allocated to the partners. For the three months ended June 30, 2021, the effective tax rate was lower than the statutory federal tax rate of 21%, primarily due to permanent differences on dividends and changes in the valuation allowance.

For the six months ended June 30, 2022, we recorded an income tax expense of $100 million on pre-tax income of $698 million compared to an income tax expense of $76 million on pre-tax income of $613 million for the six months ended June 30, 2021. Our effective income tax rate was 14.3% and 12.4% for the six months ended June 30, 2022 and 2021, respectively.

For the six months ended June 30, 2022 and 2021, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership income for which there was no tax expense, as such income is allocated to the partners.

14.  Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits and
	of Tax	Other, Net of Tax	Total

	(in millions)
Balance, December 31, 2021	$(38)	$(36)	$(74)
Other comprehensive (loss) income before reclassifications, net of tax	(7)	—	(7)
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	—	—
Other comprehensive (loss) income, net of tax	(7)	—	(7)
Balance, June 30, 2022	$(45)	$(36)	$(81)

15.  Other (Loss) Income, Net

Other (loss) income, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Dividend expense	$(18)	$(18)	$(35)	$(39)
Equity earnings from non-consolidated affiliates	3	2	5	3
(Loss) gain on disposition of assets, net	—	(3)	2	(3)
Foreign currency transaction (loss)	(6)	(1)	(5)	(7)
Legal settlement loss	(89)	—	(88)	—
Gain (loss) on extinguishment of debt, net	1	(7)	(1)	(5)
Other	11	(1)	—	5
	$(98)	$(28)	$(122)	$(46)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

16.  Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities on an undiscounted basis were $25 million and $13 million as of June 30, 2022 and December 31, 2021, respectively, primarily within our Energy segment, which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

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

As of June 30, 2022 and December 31, 2021, our Energy segment had environmental accruals of $24 million and $12 million, respectively, representing estimated costs for future remediation efforts at certain sites.

Renewable Fuel Standards

CVR Refining is subject to the Renewable Fuel Standard (“RFS”) implemented primarily by the EPA which requires refiners to either blend renewable fuels into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. CVR Refining is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market and may have to obtain waiver credits for cellulosic biofuels or other exemptions from the EPA, to the extent available, in order to comply with the RFS. Wholly owned subsidiaries of CVR Refining are or expect to be party to or have interest in various lawsuits relating to the RFS, including a lawsuit against the EPA for damages sustained by the EPA’s failure to timely issue small refinery exemptions (“SREs”) to its Wynnewood refinery. In April 2022, the EPA denied the SRE previously granted to certain small refineries for 2018, including Wynnewood, and also issued an alternate compliance ruling that would allow such small refineries to meet their compliance obligations without purchasing or redeeming additional RFS though is not requiring it to purchase or redeem additional RFS credits (the “Alternate Compliance Ruling”). In June 2022, Wynnewood filed petitions challenging the EPA’s improper denial of WRC’s 2018 SRE and the Alternate Compliance Ruling.  In July and August 2022, Wynnewood filed

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

petitions challenging the EPA’s improper denial of WRC’s SREs for the 2017 and 2019 to 2021 compliance periods and also intervened in an action filed by certain biofuels producers against the EPA relating to the Alternate Compliance Ruling.  As these actions are in their earliest stages, we cannot currently estimate the outcome, impact or timing of resolution of these matters. However, while CVR Refining firmly believe the EPA’s actions are unlawful and intends to pursue all available legal remedies, if these matters are ultimately concluded in a manner adverse to CVR Refining, they could have a material effect on our Energy business’ financial position, results of operations, or cash flows.

For the three months ended June 30, 2022 and 2021, our Energy segment recognized an expense of $153 million and $173 million, respectively, for CVR Refining’s compliance with the RFS (based on our Energy segment’s revised 2020 and finalized 2021 and 2022 annual renewal volume obligation (“RVO”) and excluding the impacts of any exemptions or waivers to which our Energy segment may be entitled). For the six months ended June 30 2022 and 2021, such expenses were $259 million and $351 million, respectively. These recognized amounts are included in cost of goods sold in the condensed consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol or biodiesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Refining may be entitled), the remaining position is marked-to-market using RIN market prices at period end. As of June 30, 2022 and December 31, 2021, CVR Refining’s RFS position was $708 million and $494 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

Litigation

From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.

Energy

Call Option Lawsuits – On July 20, 2022, CVR Energy and certain of its affiliates (the “Call Defendants”) who are parties to the consolidated lawsuits (collectively, the “Call Option Lawsuits”) pending before the Delaware Court of Chancery (the “Chancery Court”) primarily alleging breach of contract, tortious interference and breach of the implied covenant of good faith and fair dealing and seeking monetary damages and attorneys’ fees, among other remedies, filed by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders relating to CVR Energy’s exercise of the call option (“Call Option”) under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner, entered into a confidential, binding term sheet pursuant to which CVR Energy, the Call Defendants and plaintiffs are expected to execute a final agreement to settle the Call Option Lawsuits for $79 million, subject to approval by the Chancery Court and other conditions contained therein. If finalized, settlement of the Call Option Lawsuits is not currently expected to have any further impact on our Energy business’ financial position or results of operations beyond the $79 million recognized within Other current liabilities and Other (expense) income, net as of June 30, 2022 to reflect the estimated probable loss.

The lawsuits relating to insurance coverage for the Call Option Lawsuits, one filed on January 27, 2021, in the 434th Judicial District Court of Fort Bend County, Texas by the Call Defendants’ primary and excess insurers (the “Insurers”) seeking a declaratory judgment determining that they owe no indemnity coverage for the Call Option Lawsuits in relation to insurance policies that have coverage limits of $50 million, and another filed on January 30, 2022, in the Superior Court of the State of Delaware by the Call Defendants against the Insurers for anticipatory breach of contract and breach of the implied covenant of good faith and fair dealing (the “Delaware Coverage Case”), remain pending, and pre-trial proceedings are in process. CVR Energy intends to vigorously pursue recovery of the $79 million it expects to pay in settlement of the Call Options Lawsuits and other damages allowed by law from its primary and excess insurers in the event the Chancery Court approves the settlement. As both lawsuits are in their early stages, CVR Energy cannot

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

determine at this time the outcome of these lawsuits, including whether the outcome would have a material impact on our Energy business’ financial position, results of operations, or cash flows.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 86% of Icahn Enterprises’ outstanding depositary units as of June 30, 2022. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of June 30, 2022. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $82 million as of June 30, 2022. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

17.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Six Months Ended June 30,
	2022	2021

	(in millions)
Cash payments for interest, net of amounts capitalized	$(221)	$(261)
Cash (payments) receipts for income taxes, net of payments	(60)	—
Non-cash dividends to non-controlling interests in subsidiary	—	(74)
Partnership contributions receivable	7	15

18. Subsequent Events

Icahn Enterprises

LP Unit Distribution

On August 3, 2022, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about September 28, 2022 to depositary unitholders of record at the close of business on August 19, 2022. Depositary unitholders will have until September 16, 2022 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending September 23, 2022. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2022 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 25, 2022.

Executive Overview

Introduction

Icahn Enterprises L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987 and headquartered in Sunny Isles Beach, Florida. We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Real Estate, Home Fashion and Pharma. In addition, we operated our Metals segment until it was sold in December 2021. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises (unless otherwise noted), and investment activity and expenses associated with our Holding Company. References to “we,” “our” or “us” herein include Icahn Enterprises and its subsidiaries, unless the context otherwise requires.

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2022, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 86% of Icahn Enterprises’ outstanding depositary units as of June 30, 2022.

Significant Transactions and Developments

Tender Offer

On October 27, 2021, IEP Utility Holdings LLC (“IEP Utility”), a wholly owned subsidiary of Icahn Enterprises Holdings, commenced a cash offer (the “SWX Tender Offer”) to acquire, subject to certain terms and conditions, all of the issued and outstanding shares of common stock of Southwest Gas Holdings, Inc. (“Southwest Gas”) not held by affiliates of Icahn Enterprises Holdings at a price of $75.00 per share. On March 14, 2022, IEP Utility amended its SWX Tender Offer purchase price to $82.50 per share. On May 23, 2022, IEP Utility announced the completion of the SWX Tender Offer resulting in the acquisition by IEP Utility of 2,191,027 shares of Southwest Gas tendered representing approximately 3.3% of the outstanding shares of Southwest Gas, as of April 29, 2022.

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

Throughout 2020, 2021 and continuing in 2022, the COVID-19 pandemic, and actions taken by governments and others in response thereto, has negatively impacted the global economy, financial markets, and certain of the industries in which our subsidiaries operate. Our consolidated results of operations and financial condition have been impacted primarily by the volatility in the fair value of investments held by our Investment segment and the Holding Company as well as volatility in the global demand for refined products, especially gasoline and diesel fuels, with respect to our Energy segment. The impact on our businesses has also included the acceleration of selective planned store closures in our Automotive segment and recording write-downs to inventories. The economic conditions that persisted for much of 2020 have improved in 2021 and 2022 as more governments reduce restrictions and more businesses resume operations.

In February 2022, Russia invaded Ukraine, disrupting the global oil, fertilizer, and agriculture markets, and leading to heightened uncertainty in the worldwide economy recovering from the COVID-19 pandemic. In response, many Western countries have formally or informally adopted sanctions on a number of Russian exports, including Russian oil and natural gas, and individuals affiliated with Russian government leadership. These sanctions, thus far, have resulted in higher oil prices and continued elevation of natural gas prices, and are likely to continue to impact commodity prices in the near-term, which could have a material effect on our financial condition, cash flows, or results of operations. A global recession stemming from market volatility could result in a reduction in demand, thereby lowering commodity prices. The ultimate outcome of the Russia-Ukraine conflict and any associated market disruptions are difficult to predict and may materially affect our business, operations, and cash flows in unforeseen ways.

The comparability of our summarized consolidated financial results presented below is affected primarily by the performance of the Investment Funds (as defined below), and the results of operations of our Energy segment, impacted by the demand and pricing for its products. Refer to our respective segment discussions and “Other Consolidated Results of Operations,” below for further discussion.

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021

	(in millions)
Investment	$501	$1,132	$402	$1,007	$196	$459
Holding Company	52	21	(127)	(313)	(127)	(313)

Other Operating Segments:
Energy	5,433	3,329	368	(81)	171	(44)
Automotive	1,186	1,232	(43)	(84)	(43)	(84)
Food Packaging	206	199	3	1	3	1
Real Estate	58	44	4	(5)	4	(5)
Home Fashion	124	92	(1)	(6)	(1)	(6)
Pharma	36	49	(8)	6	(8)	6
Metals	—	274	—	12	—	12
Other operating segments	7,043	5,219	323	(157)	126	(120)
Consolidated	$7,596	$6,372	$598	$537	$195	$26

Investment

We invest our proprietary capital through various private investment funds (“Investment Funds”). As of June 30, 2022 and December 31, 2021, we had investments with a fair market value of approximately $4.4 billion and $4.2 billion, respectively, in the Investment Funds. As of June 30, 2022 and December 31, 2021, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $5.3 billion and $5.0 billion, respectively.

Our Investment segment’s results of operations are reflected in net income in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of June 30, 2022.

For the three months ended June 30, 2022 and 2021, our Investment Funds’ returns were (4.8)% and 1.4%, respectively. For the six months ended June 30, 2022 and 2021, our Investment Funds’ returns were 4.3% and 10.8%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses.

The following table sets forth the performance attribution for the Investment Funds’ returns.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Long positions	(20.8)%	6.6%	(4.5)%	30.3%
Short positions	16.1%	(5.1)%	9.1%	(19.3)%
Other	(0.1)%	(0.1)%	(0.3)%	(0.2)%
	(4.8)%	1.4%	4.3%	10.8%

The following table presents net income (loss) for our Investment segment for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Long positions	$(1,783)	$992	$(289)	$2,906
Short positions	1,298	(837)	712	(1,879)
Other	(8)	(10)	(21)	(20)
	$(493)	$145	$402	$1,007

Three Months Ended June 30, 2022 and 2021

For the three months ended June 30, 2022, the Investment Funds’ negative performance was primarily driven by net losses in long positions, offset in part by net gains in short positions. The negative performance of our Investment segment’s long positions was driven primarily by losses from one healthcare sector investment of approximately $819 million and one industrial sector investment of approximately $307 million. The aggregate performance of investments with net losses across various other sectors accounted for an additional negative performance of our Investment segment’s long positions. The positive performance of our Investment segment’s short positions was driven primarily by the positive performance of broad market hedges of $758 million.

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

Six Months Ended June 30, 2022 and 2021

For the six months ended June 30, 2022, the Investments Funds’ positive performance was driven by net gains in their short positions, offset in part by net losses in certain long positions and credit default swaps. The positive performance of our Investment segment’s short positions was driven primarily by a broad market hedge totaling $1.0 billion and the aggregate performance of short positions with net gains across various sectors. The negative performance of our Investment segment’s long positions was driven primarily by the negative performance of one healthcare investment of approximately $1.1 billion and the aggregate performance of investments with net losses across various sectors accounted for additional negative performance, offset in part by gains in two energy sector investments aggregating approximately $1.8 billion. The positive performance of short positions was offset in part by the negative performance of an energy sector hedge totaling $400 million and the negative performance of certain credit default swap positions of $406 million.

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

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 92% and 94% of our Energy segment’s net sales for the six months ended June 30, 2022 and 2021, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Net sales	$3,144	$1,783	$5,517	$3,246
Cost of goods sold	2,715	1,757	4,838	3,336
Gross margin	$429	$26	$679	$(90)

Three Months June 30, 2022 and 2021

Net sales for our Energy segment increased by $1.4 billion (76%) for the three months ended June 30, 2022 as compared to the comparable prior year period due to an increase in our petroleum business’ net sales, which increased $1.3 billion, as well as an increase in our nitrogen fertilizer business’ net sales, which increased $106 million over the comparable periods. The increase in the petroleum business’ net sales was primarily due to an increase in prices of gasoline and distillates mainly attributable to the ongoing conflict in Ukraine resulting in a global increase in commodity prices. Volumes were lower in the comparable prior year period due to the reduced utilization of the refineries resulting from the startup of the RDU and minor plant outages in the current period. Our nitrogen fertilizer business’ net sales increased primarily due to an increase in urea ammonium nitrate (“UAN”) sales primarily due to favorable pricing conditions.

Cost of goods sold for our Energy segment increased by $1.0 billion (55%) for the three months ended June 30, 2022 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher cost of consumed crude oil. The higher cost of consumed crude oil was due to an increase in higher crude oil prices and lower derivative performance of $66 million compared to the prior period. Gross margin for our Energy segment improved by $403 million for the three months ended June 30, 2022 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 14% and 1% for the three months ended June 30, 2022 and 2021, respectively. The improvement in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to higher crack spreads, in addition to higher net sales and pricing in the nitrogen fertilizer business.

Six Months June 30, 2022 and 2021

Net sales for our Energy segment increased by $2.3 billion (70%) for the six months ended June 30, 2022 as compared to the comparable prior year period due to an increase in our petroleum business’ net sales, which increased $2.0 billion, as well as an increase in our nitrogen fertilizer business’ net sales, which increased $268 million over the comparable periods. The increase in the petroleum business’ net sales was primarily due to an increase in prices of gasoline and distillates mainly attributable to the ongoing conflict in Ukraine resulting in a global increase in commodity prices. Volumes were lower in the current year period due to the planned turnaround at one of the refineries, the startup of the RDU, and minor plant outages. Our nitrogen fertilizer business’ net sales increased primarily due to an increase in urea ammonium nitrate (“UAN”) sales primarily due to favorable pricing conditions.

Cost of goods sold for our Energy segment increased by $1.5 billion (45%) for the six months ended June 30, 2022 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher cost of consumed crude oil. The higher cost of consumed crude oil was due to an increase in higher crude oil prices offset in part by a decrease in the net cost of RINs compared to the prior period. Gross margin for our Energy segment improved by $769 million for the six months ended June 30, 2022 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 12% and (3)% for the six months ended June 30, 2022 and 2021, respectively. The improvement in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to higher crack spreads, in addition to higher net sales and pricing in the nitrogen fertilizer business.

Automotive

Our Automotive segment’s results of operations are generally driven by the demand for automotive service and maintenance and the distribution and installation of automotive aftermarket parts, and is affected by the relative strength of automotive part replacement trends, among other factors.

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

The following table presents our Automotive segment’s operating revenue, cost of revenue and gross margin. Our Automotive segment’s results of operations also include automotive services labor. Automotive services labor revenues are included in other revenues from operations in our condensed consolidated statements of operations, however, the sale of any installed parts or materials related to automotive services are included in net sales. Automotive rental revenues are included in other revenues from operations in our condensed consolidated statements of operations, however, are excluded from the table below. Therefore, we discuss the combined results of our automotive net sales and automotive services labor revenues below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)
Net sales and other revenues from operations	$608	$637	$1,162	$1,235
Cost of goods sold and other expenses from operations	422	461	815	886
Gross margin	$186	$176	$347	$349

Three Months Ended June 30, 2022 and 2021

Net sales and other revenues from operations for our Automotive segment for the three months ended June 30, 2022 decreased by $29 million (5%) as compared to the comparable prior year period. The decrease was attributable to a decrease in aftermarket parts sales of $75 million (26%), offset in part by an increase in automotive services revenue of $46 million (13%). The decrease in aftermarket part sales included a decrease in commercial sales of $25 million (15%) compared to the prior period.

Cost of goods sold and other expenses from operations for the three months ended June 30, 2022 decreased by $39 million (8%) as compared to the comparable prior year period. The decrease was primarily due to lower costs attributable to lower aftermarket parts sales which exceeded higher costs associated with higher services revenues. Gross margin on net sales and other revenue from operations for the three months ended June 30, 2022 increased by $10 million (6%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 31% and 28% for the three months ended June 30, 2022 and 2021, respectively.

Six Months Ended June 30, 2022 and 2021

Net sales and other revenues from operations for our Automotive segment for the six months ended June 30, 2022 decreased by $73 million (6%) as compared to the comparable prior year period. The decrease was attributable to a decrease in aftermarket parts sales of $150 million (27%), offset in part by an increase in automotive services revenue of $77 million (12%). The decrease in aftermarket parts is mainly related to a decrease in commercial sales of $24 million (15%).

Cost of goods sold and other expenses from operations for the six months ended June 30, 2022 decreased by $71 million (8%) as compared to the comparable prior year period. The decrease was primarily due to lower costs attributable to lower aftermarket part sales which exceeded higher costs associated with higher services revenues. Gross margin on net sales and other revenue from operations for the six months ended June 30, 2022 decreased by $2 million (1%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 30% and 28% for the six months ended June 30, 2022 and 2021, respectively.

Food Packaging

Our Food packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Three Months Ended June 30, 2022 and 2021

Net sales for the three months ended June 30, 2022 increased $4 million (4%) as compared to the comparable prior year period. The increase was due to an increase of $13 million in price and product mix, offset by a decrease of $2 million due to unfavorable effects of foreign exchange and a decrease of $7 million due to lower volumes. Cost of goods sold for the three months ended June 30, 2022 increased by $2 million (2%) as compared to the comparable prior year period due to the effects of raw material price inflation, manufacturing inefficiencies and distribution costs, offset in part by lower volumes. Gross margin as a percentage of net sales was 18% and 17% for the three months ended June 30, 2022 and 2021, respectively.

Six Months Ended June 30, 2022 and 2021

Net sales for the six months ended June 30, 2022 increased $4 million (2%) as compared to the comparable prior year period. The increase was mostly due to an increase of $26 million in price and product mix, offset by a decrease of $5 million due to unfavorable effects of foreign exchange and a decrease of $16 million due to lower volumes. Cost of goods sold for the six months ended June 30, 2022 increased by $3 million (2%) as compared to the comparable prior year period due to the effects of raw material price inflation, manufacturing inefficiencies and distribution costs. Gross margin as a percentage of net sales was 19% for the six months ended June 30, 2022 and 2021, respectively.

Real Estate

Our Real Estate segment consists primarily of investment properties, the development and sale of single-family homes, and the management of a country club. Sales of single-family homes are included in net sales in our consolidated statements of operations. Results from investment properties and country club operations are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for each of the six months ended June 30, 2022 and 2021 were primarily derived from the sale of residential units and rental operations.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended June 30, 2022 and 2021

Net sales for the three months ended June 30, 2022 increased by $18 million (35%) compared to the comparable prior year period primarily due to an increase in demand as leisure and business travel have increased due to the reduced impact of the COVID-19 pandemic on our Home Fashion segment’s hospitality business. Cost of goods sold for the three months ended June 30, 2022 increased $16 million (39%) compared to the comparable prior year period due to higher material and freight costs. Gross margin as a percentage of net sales was 17% and 20% for the three months ended June 30, 2022 and 2021, respectively. The decrease is due to higher material and freight costs.

Six Months Ended June 30, 2022 and 2021

Net sales for the six months ended June 30, 2022 increased by $32 million (35%) compared to the comparable prior year period primarily due to an increase in demand as leisure and business travel have increased due to the reduced impact of the COVID-19 pandemic on our Home Fashion segment’s hospitality business. Cost of goods sold for the six months ended June 30, 2022 increased $27 million (36%) compared to the comparable prior year period due to higher material and freight costs. Gross margin as a percentage of net sales was 18% for both six months ended June 30, 2022 and 2021.

Pharma

Our Pharma segment derives revenues primarily from the sale of its products directly to customers, wholesalers and pharmacies.

Three Months Ended June 30, 2022 and 2021

Net sales for the three months ended June 30, 2022 was flat compared to the comparable prior year period. Cost of goods sold for the three months ended June 30, 2022 was flat compared to the prior year period. Gross margin as a percentage of net sales was 33% for both of three months ending June 30, 2022 and 2021, respectively.

Six Months Ended June 30, 2022 and 2021

Net sales for the six months ended June 30, 2022 decreased $14 million (30%) compared to the comparable prior year period primarily due to the absence of a $13 million one-time sale of product to a single customer in the first quarter of 2021. Cost of goods sold for the six months ended June 30, 2022 decreased $2 million (8%) compared to the prior year period due to lower volumes. Gross margin as a percentage of net sales was 27% and 45% for the six months ending June 30, 2022 and 2021, respectively. The decrease is due to the absence of the one-time sale in the first quarter of 2021 mentioned above.

Holding Company

Our Holding Company’s results of operations primarily reflect the interest expense on its senior unsecured notes and investment gains and losses from equity investments for each of the three months ended June 30, 2022 and 2021.

Other Consolidated Results of Operations

Selling, General and Administrative

Three Months Ended June 30, 2022 and 2021

Our consolidated selling, general and administrative costs during the three months ended June 30, 2022 increased by $11 million (4%) as compared to the comparable prior year period primarily due to higher expenses of our Energy segment mainly related to increased personnel costs driven by higher share-based compensation.

Six Months Ended June 30, 2022 and 2021

Our consolidated selling, general and administrative costs during the six months ended June 30, 2022 decreased by $4 million (1%) as compared to the comparable prior year period primarily due to lower expenses of our Automotive segment mainly related to its transformation plan offset in part by higher expenses at our Energy segment mainly related to increased personnel costs driven by higher share-based compensation.

Interest Expense

Three Months Ended June 30, 2022 and 2021

Our consolidated interest expense during the three months ended June 30, 2022 decreased by $7 million (4%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense for our Holding Company due to the $500 million debt repayment in February 2022.

Six Months Ended June 30, 2022 and 2021

Our consolidated interest expense during the six months ended June 30, 2022 decreased by $68 million (19%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense from our Investment segment due to lower balances on margin accounts and lower interest expense for our Holding Company due to the $500 million debt repayment in February 2022.

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

As of June 30, 2022, our Holding Company had cash and cash equivalents of approximately $1.4 billion and total debt of approximately $5.3 billion. As of June 30, 2022, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.4 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

	June 30,	December 31,
	2022	2021

	(in millions)
6.750% senior unsecured notes due 2024	$—	$499
4.750% senior unsecured notes due 2024	1,104	1,105
6.375% senior unsecured notes due 2025	749	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,460	1,461
4.375% senior unsecured notes due 2029	747	747
	$5,310	$5,810

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

The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of June 30, 2022, except for the 4.750% senior unsecured notes due 2024, the 5.250% senior unsecured notes due 2027 and 4.375% senior unsecured notes due 2029, are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.

As of June 30, 2022 and December 31, 2021, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of June 30, 2022, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

At-The-Market Offerings

During the six months ended June 30, 2022, Icahn Enterprises sold 7,546,779 depositary units pursuant to its Open Market Sale Agreement, resulting in gross proceeds of $394 million. As of June 30, 2022, we continue to have an active Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $291 million in aggregate gross sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of the agreement, and we have no obligation to sell additional depositary units under the Open Market Sale Agreement. Depending on market conditions, we may continue to sell depositary units under the Open Market Sale Agreement, and, if appropriate, enter into a new Open Market Sale Agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing Open Market Sale Agreement. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. While we were able to sell shares during the six months ended June 30, 2022, there can be no assurance that any future capital will be available on acceptable terms or at all under this program.

LP Unit Distributions

During the six months ended June, 30, 2022, Icahn Enterprises declared two quarterly distributions aggregating $4.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. In connection with this distribution, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $100 million during the six months ended June 30, 2022.

On August 3, 2022, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about September 28, 2022 to depositary unitholders of record at the close of business on August 20, 2022. Depositary unitholders will have until September 16, 2022 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending September 23, 2022. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Sale of Investments

During the six months ended June 30, 2022, we received proceeds of $153 million from the sale of equity investments held by the Holding Company.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of June 30, 2022, the Investment Funds had a net short notional exposure of 28%. The Investment Funds’ long exposure was 72% (71% long equity and 1% long credit) and its short exposure was 100% (86% short equity and 14% short credit). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at June 30, 2022.

Of the Investment Funds’ 72% long exposure, 59% was comprised of the fair value of its long positions and 13% was comprised of single name equity forward contracts and credit contracts. Of the Investment Funds’ 100% short exposure, 41% was comprised of the fair value of its short positions (with certain adjustments) and 59% was comprised of single name equity forward contracts and credit contracts.

With respect to both our long positions that are not notionalized (59% long exposure) and our short positions that are not notionalized (41% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other short positions (59% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	June 30,	December 31,
	2022	2021

	(in millions)
Energy	$893	$510
Automotive	35	28
Food Packaging	8	10
Real Estate	30	30
Home Fashion	3	3
Pharma	17	14
	$986	$595

Segment Borrowings and Availability

Segment debt consists of the following:

	June 30,	December 31,
	2022	2021

	(in millions)
Energy	$1,594	$1,660
Automotive	18	26
Food Packaging	162	155
Real Estate	1	1
Home Fashion	49	40
	$1,824	$1,882

Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of June 30, 2022, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

June 30,
2022
(in millions)
Energy	$281
Food Packaging	4
Home Fashion	10
$295

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

As of June 30, 2022 and December 31, 2021, total availability under CVR Refining and CVR Partners variable rate asset based revolving credit facilities aggregated $281 million and $396 million, respectively. CVR Refining also had $29 million and $39 million of letters of credit outstanding as of June 30, 2022 and December 31, 2021, respectively.

Subsidiary Stock Repurchase Program

On May 6, 2020, the Board of Directors of CVR Partners’ general partner approved a unit repurchase program which would enable it to repurchase up to $10 million of its common units from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. On February 22, 2021, the Board of Directors of CVR Partners authorized an additional $10 million under the unit repurchase program. During the three months ended June 30, 2022 and 2021, CVR Partners did not repurchase any common units. During the six months ended June 30, 2022 and 2021, CVR Partners repurchased 111,695 and 24,378 common units, respectively, on the open market at a cost of $12 million and $1 million, respectively. As of June 30, 2022, CVR Partners has a nominal amount remaining under its unit repurchase program.

Subsidiary Dividend

For the first quarter of 2022, our Energy segment paid a cash dividend of $0.40 per share, which was paid May 23, 2022 to shareholders of record as of May 13, 2022. Our portion of the dividend included approximately $28 million in cash.

For the second quarter of 2022, our Energy segment declared a cash dividend of $0.40 per share, or $40 million, which is payable August 22, 2022 to shareholders of record as of August 12, 2022. Our portion of the dividend will include approximately $28 million in cash.

In addition, for the second quarter of 2022, our Energy segment declared a special dividend of $2.60 per share, or $261 million, which is payable August 22, 2022 to shareholders of record as of August 12, 2022. Our portion of the dividend will include approximately $185 million in cash.

For the second quarter of 2022, CVR Partners declared a distribution of $10.05 per common unit, or $106 million, which is payable August 22, 2022 to shareholders of record as of August 12, 2022. Of this amount, CVR Energy will receive approximately $39 million in cash.

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

	(in millions)
Holding Company	$(183)	$120	$(204)	$(193)	$500	$319
Investment	2,106	—	5	(384)	—	46

Other Operating Segments:
Energy	712	(156)	(173)	243	(141)	(250)
Automotive	(11)	(50)	66	(11)	23	14
Food Packaging	(5)	(9)	6	(13)	(6)	6
Metals	—	—	—	(7)	(1)	7
Real Estate	25	(7)	(18)	14	(4)	7
Home Fashion	(18)	—	18	(14)	(1)	11
Pharma	3	—	—	1	—	—
Other operating segments	706	(222)	(101)	213	(130)	(205)
Total before eliminations	2,629	(102)	(300)	(364)	370	160
Eliminations	—	33	(33)	—	(124)	124
Consolidated	$2,629	$(69)	$(333)	$(364)	$246	$284

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

Holding Company

Our Holding Company’s cash flows from operating activities for each of six months ended June 30, 2022 and 2021 were primarily attributable to our semi-annual interest payments on our senior unsecured notes. The decrease in interest payments over the comparable period is primarily due to the redemption of $500 million of senior unsecured notes in February 2022.

Our Holding Company’s cash flows from investing activities for the six months ended June 30, 2022 were primarily attributable to proceeds from the sale of equity investments aggregating $153 million. Our Holding Company’s cash flows from investing activities for the six months ended June 30, 2021 were primarily attributable to proceeds from the sale of equity investments of $376 million and dividends from our Energy segment of $171 million offset in part by investments in/contributions to our operating subsidiaries aggregating $47 million.

Our Holding Company’s cash flows used in financing activities for the six months ended June 30, 2022 were due to the redemption of $500 million of senior unsecured notes offset in part by proceeds from our “at-the-market” offering. Our Holding Company’s cash flows from financing activities for the six months ended June 30, 2021 were due to proceeds from our “at-the-market” offering, offset in part by the net effect of a debt refinancing transaction.

Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Our Investment segment’s cash flows from financing activities for the six months ended June 30, 2022 and 2021 were attributable to Brett Icahn’s contribution to the Funds of $5 million and $46 million, respectively.

Other Operating Segments

Our other operating segments’ cash flows from operating activities included net cash flows from operating activities before changes in operating assets and liabilities of $597 million and $(74) million for the six months ended June 30, 2022 and 2021, respectively, primarily due to the results of our Energy segment during both periods. The change in cash flows from operating activities for the six months ended June 30, 2022 as compared to the comparable prior year was primarily due to an increase in the operating results of our Energy segment primarily associated with increased crude oil prices during 2022.

Our other operating segments’ cash flows from investing activities were primarily due to capital expenditures and turnaround expenditures of $156 million in 2022 compared to $128 million in 2021 in our Energy segment and capital expenditures of $51 million in 2022 compared to $20 million in 2021 within our Automotive segment. In addition, our Energy segment acquired a pipeline for cash consideration of $20 million in the first quarter of 2021.

Our other operating segments’ cash flows from financing activities were primarily due to our Energy segment. For the six months ended June 30, 2022, our Energy segment redeemed senior notes of $65 million, compared to proceeds from senior notes of $500 million for the six months ended June 30, 2021. In addition, our Energy segment paid a distribution to noncontrolling interests of $62 million and $70 million for the six months ended June 30, 2022 and 2021, respectively.

Consolidated Capital Expenditures

There have been no material changes to our planned capital expenditures as compared to the estimated capital expenditures for 2022 reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2022 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of June 30, 2022, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $572 million, $406 million and $943 million, respectively. However, as of June 30, 2022, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an interest of approximately 45% in the Investment Funds.

Item 4. Controls and Procedures

As of June 30, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except for the risk factors updated below there were no material changes to our risk factors during the six months ended June 30, 2022 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use or Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our depositary units during the quarter ended June 30, 2022, all of which represent units withheld to pay taxes on the vesting of restricted depositary units.

Maximum Number
			Total Number of Units	(or Approximate Dollar
			Purchased as Part of	Value) of Units that May
	Number of Units	Average Price	Publicly Announced	be Purchased Under the
	Repurchased	Per Unit	Plans or Programs	Plans or Programs
January 3 through January 31	10,423	$52.14	—	—
February 1 through February 28	—	$—	—	—
March 1 through March 31	—	$—	—	—
April 1 through April 30	—	$—	—	—
May 1 through May 31	—	$—	—	—
June 1 through June 30	—	$—	—	—

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

Date: August 5, 2022