Form 10-Q
period 2022-09-30
ICAHN ENTERPRISES L.P.
filed 2022-11-04
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 3, 2022, there were 337,473,951 of Icahn Enterprises’ depositary units outstanding.

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

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; risks related to the severity, magnitude and duration of the COVID-19 pandemic and its impact on the global economy, financial markets and industries in which our subsidiaries operate; the impacts from the Russia/Ukraine conflict, including economic volatility and the impacts of export controls and other economic sanctions; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest, declines in the fair value of our investments as a result of the COVID-19 pandemic, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended; risks related to our energy business, including the volatility and availability of crude oil, other feed stocks and refined products, declines in global demand for crude oil, refined products and liquid transportation fuels as result of the COVID-19 pandemic, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; risks related to our automotive activities and exposure to adverse conditions in the automotive industry, including as a result of the COVID-19 pandemic; risks related to our food packaging activities, including competition from better capitalized competitors, inability of our suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; supply chain issues; inflation, including increased costs of raw materials and shipping, including as a result of the Russia/Ukraine conflict; interest rate increases; labor shortages and workforce availability; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; risks related to our home fashion operations, including changes in the availability and price of raw materials, and changes in transportation costs and delivery times. These risks and uncertainties also include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2021 and those set forth in this Report, including under the caption “Risk Factors,” under Part II, Item 1A of this Report. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2022	2021

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$2,432	$2,321
Cash held at consolidated affiliated partnerships and restricted cash	4,778	2,115
Investments	4,877	9,151
Due from brokers	5,747	5,530
Accounts receivable, net	610	546
Inventories, net	1,674	1,478
Property, plant and equipment, net	4,057	4,085
Derivative assets, net	1,511	612
Goodwill	286	290
Intangible assets, net	547	595
Other assets	1,001	1,023
Total Assets	$27,520	$27,746
LIABILITIES AND EQUITY
Accounts payable	$1,007	$805
Accrued expenses and other liabilities	2,019	1,778
Deferred tax liabilities	344	390
Derivative liabilities, net	713	787
Securities sold, not yet purchased, at fair value	5,382	5,340
Due to brokers	1,061	1,611
Debt	7,127	7,692
Total liabilities	17,653	18,403

Commitments and contingencies (Note 16)

Equity:
Limited partners: Depositary units: 337,473,951 units issued and outstanding at September 30, 2022 and 293,403,243 units issued and outstanding at December 31, 2021	4,748	4,298
General partner	(745)	(754)
Equity attributable to Icahn Enterprises	4,003	3,544
Equity attributable to non-controlling interests	5,864	5,799
Total equity	9,867	9,343
Total Liabilities and Equity	$27,520	$27,746

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions, except per unit amounts)
Revenues:
Net sales	$3,334	$2,657	$10,098	$7,487
Other revenues from operations	197	168	562	486
Net (loss) gain from investment activities	(187)	(177)	310	1,035
Interest and dividend income	88	34	180	94
Other loss, net	(28)	(33)	(150)	(79)
	3,404	2,649	11,000	9,023
Expenses:
Cost of goods sold	3,026	2,270	8,738	6,812
Other expenses from operations	156	134	441	381
Selling, general and administrative	305	316	921	930
Restructuring, net	—	1	—	6
Interest expense	139	158	424	511
	3,626	2,879	10,524	8,640
(Loss) income before income tax (expense) benefit	(222)	(230)	476	383
Income tax benefit (expense)	7	19	(93)	(57)
Net (loss) income	(215)	(211)	383	326
Less: net (loss) income attributable to non-controlling interests	(92)	(63)	311	448
Net (loss) income attributable to Icahn Enterprises	$(123)	$(148)	$72	$(122)

Net (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(121)	$(145)	$71	$(120)
General partner	(2)	(3)	1	(2)
	$(123)	$(148)	$72	$(122)

Basic (loss) income per LP unit	$(0.37)	$(0.55)	$0.23	$(0.47)
Basic weighted average LP units outstanding	324	266	308	253

Diluted (loss) income per LP unit	$(0.37)	$(0.55)	$0.23	$(0.47)
Diluted weighted average LP units outstanding	324	266	308	253
Distributions declared per LP unit	$2.00	$2.00	$6.00	$6.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Net (loss) income	$(215)	$(211)	$383	$326
Other comprehensive loss, net of tax:
Translation adjustments	(6)	(5)	(13)	(4)
Post-retirement benefits and other	1	—	1	1
Other comprehensive loss, net of tax	(5)	(5)	(12)	(3)
Comprehensive (loss) income	(220)	(216)	371	323
Less: Comprehensive (loss) income attributable to non-controlling interests	(92)	(64)	311	448
Comprehensive (loss) income attributable to Icahn Enterprises	$(128)	$(152)	$60	$(125)

Comprehensive (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(125)	$(149)	$59	$(123)
General partner	(3)	(3)	1	(2)
	$(128)	$(152)	$60	$(125)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2021	$(754)	$4,298	$3,544	$5,799	$9,343
Net income	6	317	323	562	885
Partnership distributions payable	(12)	(591)	(603)	—	(603)
Partnership contributions	4	180	184	—	184
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(36)	(36)
Changes in subsidiary equity and other	—	(5)	(5)	(10)	(15)
Balance, March 31, 2022	$(756)	$4,199	$3,443	$6,315	$9,758
Net loss	(3)	(125)	(128)	(159)	(287)
Other comprehensive loss	—	(7)	(7)	—	(7)
Partnership distributions payable reversal	12	591	603	—	603
Partnership distributions	(2)	(100)	(102)	—	(102)
Partnership contributions	4	210	214	—	214
Investment segment contributions from non-controlling interests	—	—	—	5	5
Investment segment distributions to non-controlling interests	—	—	—	(3)	(3)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(26)	(26)
Changes in subsidiary equity and other	(1)	5	4	(1)	3
Balance, June 30, 2022	(746)	4,773	4,027	6,131	10,158
Net loss	(2)	(121)	(123)	(92)	(215)
Other comprehensive loss	—	(5)	(5)	—	(5)
Partnership distributions	(1)	(59)	(60)	—	(60)
Partnership contributions	4	160	164	—	164
Investment segment distributions to non-controlling interests	—	—	—	(19)	(19)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(156)	(156)
Balance, September 30, 2022	$(745)	$4,748	$4,003	$5,864	$9,867

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2020	$(853)	$4,236	$3,383	$5,875	$9,258
Net income	3	159	162	437	599
Other comprehensive loss	—	(1)	(1)	—	(1)
Partnership distributions payable	(10)	(489)	(499)	—	(499)
Partnership contributions	4	182	186	—	186
Investment segment contributions from non-controlling interests	—	—	—	40	40
Changes in subsidiary equity and other	—	(1)	(1)	—	(1)
Balance, March 31, 2021	$(856)	$4,086	$3,230	$6,352	$9,582
Net (loss) income	(2)	(134)	(136)	74	(62)
Other comprehensive income	—	2	2	1	3
Partnership distributions payable reversal	10	489	499	—	499
Partnership distributions	(1)	(56)	(57)	—	(57)
Partnership contributions	4	198	202	—	202
Investment segment contributions from non-controlling interests	—	—	—	6	6
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(144)	(144)
Changes in subsidiary equity and other	(1)	(4)	(5)	1	(4)
Balance, June 30, 2021	(846)	4,581	3,735	6,290	10,025
Net loss	(3)	(145)	(148)	(63)	(211)
Other comprehensive loss	—	(4)	(4)	(1)	(5)
Partnership distributions	(1)	(35)	(36)	—	(36)
Partnership contributions	4	218	222	—	222
Investment segment contributions from non-controlling interests	—	—	—	22	22
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(11)	(11)
Changes in subsidiary equity and other	—	1	1	—	1
Balance, September 30, 2021	$(846)	$4,616	$3,770	$6,237	$10,007

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021

	(in millions)
Cash flows from operating activities:
Net income	$383	$326
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from securities transactions	(178)	(1,603)
Purchases of securities	(883)	(1,991)
Proceeds from sales of securities	4,920	3,246
Payments to cover securities sold, not yet purchased	(2,623)	(2,325)
Proceeds from securities sold, not yet purchased	2,925	3,626
Changes in receivables and payables relating to securities transactions	(768)	(1,672)
Changes in derivative assets and liabilities	(966)	(171)
Gain on disposition of assets, net	(3)	—
Depreciation and amortization	380	385
Deferred taxes	(44)	18
Other, net	48	60
Changes in other operating assets and liabilities	149	167
Net cash provided by operating activities	3,340	66
Cash flows from investing activities:
Capital expenditures	(254)	(239)
Turnaround expenditures	(74)	(3)
Acquisition of businesses, net of cash acquired	—	(20)
Proceeds from sale of investments	153	422
Proceeds from disposition of businesses and assets	4	60
Net cash (used in) provided by investing activities	(171)	220
Cash flows from financing activities:
Investment segment (distributions) contributions from non-controlling interests	(14)	62
Partnership contributions	560	586
Partnership distributions	(162)	(92)
Dividends and distributions to non-controlling interests in subsidiaries	(218)	(81)
Proceeds from Holding Company senior unsecured notes	—	1,214
Repayments of Holding Company senior unsecured notes	(500)	(1,205)
Proceeds from subsidiary borrowings	91	1,116
Repayments of subsidiary borrowings	(155)	(1,477)
Other, net	(5)	(13)
Net cash (used in) provided by financing activities	(403)	110
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	8	5
Net increase in cash and cash equivalents and restricted cash and restricted cash equivalents	2,774	401
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	4,436	3,291
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$7,210	$3,692

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2022, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 86% of our outstanding depositary units as of September 30, 2022.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $4.4 billion and $4.2 billion as of September 30, 2022 and December 31, 2021, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels primarily in the form of gasoline and diesel fuels, as well as renewable diesel. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy has a general partner interest in each of CVR Refining and CVR Partners. In addition, CVR Energy is the sole limited partner of CVR Refining and owns approximately 37% outstanding common units of CVR Partners as of September 30, 2022. As of September 30, 2022, we owned approximately 71% of the total outstanding common stock of CVR Energy.

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

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. As of September 30, 2022, we owned approximately 89% of the total outstanding common stock of Viskase.

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

On December 7, 2021, we closed on the previously announced sale of 100% of the equity interests in PSC Metals. As a result of the sale of PSC Metals, we no longer operate a Metals segment at December 31, 2021 and September 30, 2022.

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of September 30, 2022 was approximately $7.1 billion and $6.4 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2021 was approximately $7.7 billion and $7.8 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $3,640 million and $102 million as of September 30, 2022 and December 31, 2021, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.

Our restricted cash balance was $1,138 million and $2,013 million as of September 30, 2022 and December 31, 2021, respectively. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions.

Revenue From Contracts With Customers and Contract Balances

Due to the nature of our business, we derive revenue from various sources in various industries. With the exception of all of our Investment segment’s and our Holding Company’s revenues, and our Real Estate segment’s leasing revenue, our revenue is generally derived from contracts with customers in accordance with U.S. GAAP. Such revenue from contracts with customers is included in net sales and other revenues from operations in the condensed consolidated statements of operations, however, our Real Estate and Automotive segment’s leasing revenue, as disclosed in Note 9, “Leases,” is also included in other revenues from operations. Related contract assets are included in accounts receivable, net or other assets and related contract liabilities are included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Our disaggregation of revenue information includes our net sales and other revenues from operations for each of our reporting segments as well as additional disaggregation of revenue information for our Energy and Automotive segments. See Note 12, “Segment Reporting,” for our complete disaggregation of revenue information. In addition, we disclose additional information with respect to revenue from contracts with customers and contract balances for our Energy and Automotive segments below.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Energy

Our Energy segment’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $65 million and $87 million as of September 30, 2022 and December 31, 2021, respectively. For the nine months ended September 30, 2022 and 2021, our Energy segment recorded revenue of $86 million and $30 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

As of September 30, 2022, our Energy segment had $7 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize approximately $2 million of these performance obligations as revenue by the end of 2022 and the remaining balance thereafter.

Automotive

Our Automotive segment has deferred revenue with respect to extended warranty plans of $43 million and $42 million at September 30, 2022 and December 31, 2021, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For the nine months ended September 30, 2022 and 2021, our Automotive segment recorded revenue of $19 million and $18 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which amends guidance in Topic 820, Fair Value Measurement. The guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendment requires the following disclosures for equity securities subject to contractual sale restrictions: the fair value of equity securities subject to contractual sale restrictions; the nature and remaining duration of the restriction(s); and the circumstances that could cause a lapse in the restriction(s) The amended guidance is effective January 1, 2024 on a prospective basis. Early adoption is permitted. We are currently assessing the impact of adopting this new accounting standard on our condensed consolidated financial statements.

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

Investment Funds

As of September 30, 2022 and December 31, 2021, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $5.2 billion and $5.0 billion, respectively, representing approximately 54% of the Investment Funds’ assets under management as of each respective date.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended September 30, 2022 and 2021, $2 million in each respective period was allocated to the Investment Funds based on this expense-sharing arrangement and for the nine months ended September 30, 2022 and 2021, $8 million and $10 million, was allocated to the Investment Funds based on this expense-sharing arrangement.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. During the nine months ended September 30 2022, Brett Icahn had net redemptions of $16 million in accordance with the manager agreement and in the nine months ended September 30, 2021 he contributed $68 million. As of September 30, 2022 and December 31, 2021 he had investments in the Investment Funds with a total fair market value of $48 million and $93 million, respectively. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

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

	September 30,	December 31,
	2022	2021

	(in millions)
Assets
Investments:
Equity securities:
Communications	$317	$352
Consumer, cyclical	666	1,281
Energy	1,067	3,184
Utilities	1,163	992
Healthcare	341	1,009
Technology	634	931
Materials	143	194
Industrial	418	895
	4,749	8,838
Corporate debt securities	37	114
	$4,786	$8,952
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$753	$—
Consumer, cyclical	499	848
Energy	2,180	2,028
Utilities	818	659
Healthcare	319	1,049
Materials	372	365
Industrial	284	391
	5,225	5,340
Corporate debt securities	157	—
	$5,382	$5,340

The portion of unrealized (losses) and gains that relates to securities still held by our Investment segment, primarily equity securities, was $(250) million and $(204) million for the three months ended September 30, 2022 and 2021, respectively, and $(1,172) million and $1,384 million for the nine months ended September 30, 2022 and 2021, respectively.

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30,	December 31,
	2022	2021

	(in millions)
Equity method investments	$77	$79
Other investments measured at fair value	14	120
	$91	$199

The portion of unrealized gains and (losses) that relates to equity securities still held by our other segments and Holding Company was zero and $(86) million for each of the three months ended September 30, 2022 and 2021, respectively, and $61 and $(42) million for the nine months ended September 30, 2022 and 2021, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 4)	$4,711	$36	$42	$4,789	$8,905	$113	$42	$9,060
Derivative assets, net (Note 6)	—	1,504	—	1,504	—	612	—	612
	$4,711	$1,540	$42	$6,293	$8,905	$725	$42	$9,672
Liabilities
Securities sold, not yet purchased (Note 4)	$5,225	$157	$—	$5,382	$5,340	$—	$—	$5,340
Derivative liabilities, net (Note 6)	—	713	—	713	—	787	—	787
RFS obligations (Note 16)	—	715	—	715	—	494	—	494
	$5,225	$1,585	$—	$6,810	$5,340	$1,281	$—	$6,621

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

The Investment Funds have entered into various types of swap contracts with other counterparties. These agreements provide that they are entitled to receive or are obligated to pay in cash an amount equal to the increase or decrease, respectively, in the value of the underlying shares, debt and other instruments that are the subject of the contracts, during the period from inception of the applicable agreement to its expiration. In addition, pursuant to the terms of such agreements, they are entitled to receive or obligated to pay other amounts, including interest, dividends and other distributions made in respect of the underlying shares, debt and other instruments during the specified time frame. They are also required to pay to the counterparty a floating interest rate equal to the product of the notional amount multiplied by an agreed-upon rate, and they receive interest on any cash collateral that they post to the counterparty at the federal funds, or the overnight bank funding rate in effect for such period.

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. There were no Investment Funds’ derivative instruments with credit-risk-related contingent features in a liability position as of September 30, 2022 and December 31, 2021.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	September 30, 2022		December 31, 2021
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$1,534	$5,384	$1,582	$5,986
Credit contracts(1)	—	715	—	2,081
(1)	The short notional amount on our credit default swap positions was approximately $3.9 billion at September 30, 2022. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $0.7 billion as of September 30, 2022. The short notional amount on our credit default swap positions was approximately $6.6 billion as of December 31, 2021. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $2.1 billion as of December 31, 2021.

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

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021

	(in millions)
Equity contracts	$870	$68	$787	$1,317
Credit contracts	703	1,075	—	—
Sub-total	1,573	1,143	787	1,317
Netting across contract types(1)	(74)	(532)	(74)	(532)
Total(1)	$1,499	$611	$713	$785
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at September 30, 2022 and December 31, 2021 was $1,045 million and $1,906 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (loss) Recognized in Income (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Equity contracts	$227	$(54)	$710	$(688)
Credit contracts	(259)	122	(579)	120
	$(32)	$68	$131	$(568)
(1)	Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our condensed consolidated statements of operations for our Investment segment.

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

As of September 30, 2022 and December 31, 2021, CVR Refining had 2 million barrels and no outstanding forward contract positions, respectively. As of September 30, 2022 and December 31, 2021, CVR Refining had future contracts for less than 1 million barrels at each date, respectively. As of September 30, 2022 and December 31, 2021, CVR Refining had open fixed-price commitments to purchase a net 32 million and 2 million RINs, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain derivative contracts executed by our Energy segment with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. As of September 30, 2022, our Energy segment had net asset derivatives of $5 million and no net liability derivatives and as of December 31, 2021, our Energy segment had net asset derivatives of $1 million and net liability derivatives of $2 million. Gains (losses) recognized on derivatives for our Energy segment were $23 million and $(12) million for the three months ended September 30, 2022 and 2021, respectively, and $(43) million and $(46) million for the nine months ended September 30, 2022 and 2021, respectively. Gains and losses recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

7.  Inventories, Net

Inventories, net consists of the following:

	September 30,	December 31,
	2022	2021

	(in millions)
Raw materials	$373	$291
Work in process	93	83
Finished goods	1,208	1,104
	$1,674	$1,478

8.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	September 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$337	$(87)	$250	$337	$(87)	$250
Food Packaging	6	—	6	6	—	6
Home Fashion	20	(3)	17	24	(3)	21
Pharma	13	—	13	13	—	13
	$376	$(90)	$286	$380	$(90)	$290

Intangible assets, net consists of the following:

	September 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$394	$(209)	$185	$394	$(192)	$202
Developed technology	254	(55)	199	254	(34)	220
Other	164	(84)	80	167	(77)	90
	$812	$(348)	$464	$815	$(303)	$512

Indefinite-lived intangible assets			$83			$83
Intangible assets, net			$547			$595

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amortization expense associated with definite-lived intangible assets was $16 million and $17 million for the three months ended September 30, 2022 and 2021, respectively, and $45 million and $49 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Right-of-use assets and lease liabilities are as follows:

	September 30,	December 31,
	2022	2021

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$416	$467
Lease liabilities (accrued expenses and other liabilities)	424	479

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	49	56
Lease liabilities (debt)	66	72

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Additional information with respect to our operating leases as of September 30, 2022 and December 31, 2021 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of September 30, 2022	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$35	$35	3.9 years	5.1%
Automotive	330	340	4.5 years	5.7%
Food Packaging	24	27	10.3 years	7.4%
Other segments and Holding Company	27	22
	$416	$424

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2021	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$37	$37	4.1 years	5.4%
Automotive	369	385	4.9 years	5.8%
Food Packaging	28	31	10.5 years	7.4%
Other segments and Holding Company	33	26
	$467	$479

For the three months ended September 30, 2022 and 2021, lease cost was comprised of (i) operating lease cost of $47 million and $49 million, respectively, (ii) amortization of financing lease right-of-use assets of $3 million and $3 million, respectively, and (iii) interest expense on financing lease liabilities of $2 million and $2 million, respectively. For the nine months ended September 30, 2022 and 2021, lease cost was comprised of (i) operating lease cost of $145 million and $150 million, respectively, (ii) amortization of financing lease right-of-use assets of $7 million and $8 million, respectively, and (iii) interest expense on financing lease liabilities of $4 million and $5 million, respectively. Our automotive segment accounted for $121 million and $127 million of total lease cost for the nine months ended September 30, 2022 and 2021, respectively.

Automotive

Our Automotive segment leases certain retail locations under long-term operating leases. Our Automotive segment’s revenues from operating leases were $13 million and $3 million for the three months ended September 30, 2022 and 2021, respectively, and $35 million and $5 million for the nine months ended September 30, 2022 and 2021, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of September 30, 2022 and December 31, 2021, our Real Estate segment had assets leased to others included in property, plant and equipment of $252 million and $251 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $2 million and $1 million for the three months ended September 30, 2022 and 2021, respectively, and $5 million and $7 million for the nine months ended September 30, 2022 and 2021,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

10.  Debt

Debt consists of the following:

	September 30,	December 31,
	2022	2021

	(in millions)
Holding Company:
6.750% senior unsecured notes due 2024	$—	$499
4.750% senior unsecured notes due 2024	1,104	1,105
6.375% senior unsecured notes due 2025	749	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,460	1,461
4.375% senior unsecured notes due 2029	747	747
	5,310	5,810
Reporting Segments:
Energy	1,593	1,660
Automotive	15	26
Food Packaging	163	155
Real Estate	1	1
Home Fashion	45	40
	1,817	1,882
Total Debt	$7,127	$7,692

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

In April 2022, in connection with the Petroleum ABL (as defined below), a new wholly owned subsidiary of CVR Energy, CVR Renewables, LLC (“CVR Renew”), delivered to Wells Fargo Bank, National Association, as administrative and collateral agent for the secured parties, a Joinder Agreement pursuant to which CVR Renew became a borrower for all purposes under the Petroleum ABL and other Credit Documents.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of September 30, 2022 and December 31, 2021, total availability under CVR Refining and CVR Partners variable rate asset based revolving credit facilities aggregated $282 million and $396 million, respectively. CVR Refining also had $28 million and $39 million of letters of credit outstanding as of September 30, 2022 and December 31, 2021, respectively.

Covenants

We and all of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were less than $1 million and $3 million for the three months ended September 30, 2022 and 2021, respectively, and $2 million and $4 million for the nine months ended September 30, 2022 and 2021, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.  Net Income Per LP Unit

The components of the computation of basic and diluted income per LP unit of Icahn Enterprises are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions, except per unit amounts)
Net (loss) income attributable to Icahn Enterprises	$(123)	$(148)	$72	$(122)
Net (loss) income attributable to Icahn Enterprises allocated to limited partners (98.01% allocation)	$(121)	$(145)	$71	$(120)

Basic (loss) income per LP unit:	$(0.37)	$(0.55)	$0.23	$(0.47)
Basic weighted average LP units outstanding	324	266	308	253

Diluted (loss) income per LP unit:	$(0.37)	$(0.55)	$0.23	$(0.47)
Diluted weighted average LP units outstanding	324	266	308	253

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

On August 3, 2022, we declared a quarterly dividend distribution in the amount of $2.00 per depository unit in which each depository unitholder had the option to make an election to receive either cash or additional depository units.

As a result of the above distributions declared, during the nine months ended September 30, 2022, we distributed an aggregate 33,364,320 depositary units to unitholders who did not elect to receive cash, of which an aggregate of 31,508,966 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $158 million for the nine months ended September 30, 2022.

At-The-Market Offerings

During the three months ended September 30, 2022, we sold 3,130,267 depositary units pursuant to our Open Market Sale Agreement, resulting in gross proceeds of $163 million. During the nine months ended September 30, 2022, we sold 10,677,046 depository units pursuant to the Open Market Sale Agreement, resulting in gross proceeds of $557 million. As of September 30, 2022, we continue to have an active Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $128 million in aggregate gross sale proceeds pursuant to this agreement.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

2017 Incentive Plan

During the nine months ended September 30, 2022, Icahn Enterprises distributed 29,342 depositary units, net of payroll withholdings, with respect to certain restricted depositary units that vested during the period in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”). The aggregate impact of the 2017 Incentive Plan is not material with respect to our condensed consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

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

Condensed Statements of Operations

	Three Months Ended September 30, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$2,699	$448	$111	$14	$49	$13	$—	$—	$3,334
Other revenues from operations	—	—	177	—	19	—	1	—	—	197
Net (loss) from investment activities	(187)	—	—	—	—	—	—	—	—	(187)
Interest and dividend income	76	3	—	—	—	—	—	—	9	88
Other (loss) income, net	(26)	2	2	(6)	—	1	—	—	(1)	(28)
	(137)	2,704	627	105	33	50	14	—	8	3,404
Expenses:
Cost of goods sold	—	2,569	303	92	9	42	11	—	—	3,026
Other expenses from operations	—	—	140	—	16	—	—	—	—	156
Selling, general and administrative	2	42	213	14	4	15	10	—	5	305
Interest expense	42	22	—	2	—	1	—	—	72	139
	44	2,633	656	108	29	58	21	—	77	3,626
(Loss) income before income tax (expense) benefit	(181)	71	(29)	(3)	4	(8)	(7)	—	(69)	(222)
Income tax (expense) benefit	—	(3)	8	—	—	(1)	—	—	3	7
Net (loss) income	(181)	68	(21)	(3)	4	(9)	(7)	—	(66)	(215)
Less: net (loss) income attributable to non-controlling interests	(100)	8	—	—	—	—	—	—	—	(92)
Net (loss) income attributable to Icahn Enterprises	$(81)	$60	$(21)	$(3)	$4	$(9)	$(7)	$—	$(66)	$(123)
Supplemental information:
Capital expenditures	$—	$57	$36	$4	$1	$2	$—	$—	$—	$100
Depreciation and amortization	$—	$92	$20	$6	$3	$2	$7	$—	$1	$131

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2021
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,883	$440	$104	$17	$51	$18	$144	$—	$2,657
Other revenues from operations	—	—	154	—	13	—	1	—	—	168
Net (loss) from investment activities	(148)	(1)	—	—	—	—	—	—	(28)	(177)
Interest and dividend income	33	—	—	—	—	—	—	—	1	34
Other (loss) income, net	(16)	1	(17)	(1)	—	—	—	—	—	(33)
	(131)	1,883	577	103	30	51	19	144	(27)	2,649
Expenses:
Cost of goods sold	—	1,686	301	85	12	42	12	132	—	2,270
Other expenses from operations	—	—	121	—	13	—	—	—	—	134
Selling, general and administrative	3	37	225	13	5	12	12	5	4	316
Restructuring, net	—	—	1	—	—	—	—	—	—	1
Interest expense	53	23	1	2	—	—	—	—	79	158
	56	1,746	649	100	30	54	24	137	83	2,879
(Loss) income before income tax (expense) benefit	(187)	137	(72)	3	—	(3)	(5)	7	(110)	(230)
Income tax (expense) benefit	—	(43)	17	(2)	—	—	—	—	47	19
Net (loss) income	(187)	94	(55)	1	—	(3)	(5)	7	(63)	(211)
Less: net (loss) income attributable to non-controlling interests	(103)	40	—	—	—	—	—	—	—	(63)
Net (loss) income attributable to Icahn Enterprises	$(84)	$54	$(55)	$1	$—	$(3)	$(5)	$7	$(63)	$(148)
Supplemental information:
Capital expenditures	$—	$62	$13	$3	$1	$1	$—	$1	$—	$81
Depreciation and amortization	$—	$83	$22	$7	$2	$1	$7	$3	$1	$126

	Nine Months Ended September 30, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$8,216	$1,293	$322	$48	$173	$46	$—	$—	$10,098
Other revenues from operations	—	—	516	—	43	—	3	—	—	562
Net gain from investment activities	262	—	—	—	—	—	—	—	48	310
Interest and dividend income	163	4	—	—	—	—	—	—	13	180
Other (loss) income, net	(61)	(83)	4	(11)	—	1	1	—	(1)	(150)
	364	8,137	1,813	311	91	174	50	—	60	11,000
Expenses:
Cost of goods sold	—	7,407	858	263	31	144	35	—	—	8,738
Other expenses from operations	—	—	400	—	41	—	—	—	—	441
Selling, general and administrative	16	130	640	40	11	37	30	—	17	921
Interest expense	127	70	1	5	—	2	—	—	219	424
	143	7,607	1,899	308	83	183	65	—	236	10,524
Income (loss) before income tax benefit (expense)	221	530	(86)	3	8	(9)	(15)	—	(176)	476
Income tax (expense) benefit	—	(94)	22	(3)	—	(1)	—	—	(17)	(93)
Net income (loss)	221	436	(64)	—	8	(10)	(15)	—	(193)	383
Less: net income (loss) attributable to non-controlling interests	106	205	—	—	—	—	—	—	—	311
Net income (loss) attributable to Icahn Enterprises	$115	$231	$(64)	$—	$8	$(10)	$(15)	$—	$(193)	$72
Supplemental information:
Capital expenditures	$—	$145	$87	$13	$7	$2	$—	$—	$—	$254
Depreciation and amortization	$—	$264	$60	$20	$9	$5	$21	$—	$1	$380

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2021
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$5,129	$1,377	$311	$45	$143	$65	$417	$—	$7,487
Other revenues from operations	—	—	454	—	29	—	3	—	—	486
Net gain (loss) from investment activities	966	82	—	—	—	—	—	—	(13)	1,035
Interest and dividend income	90	—	—	—	—	—	—	—	4	94
Other (loss) income, net	(55)	1	(20)	(9)	—	—	—	1	3	(79)
	1,001	5,212	1,811	302	74	143	68	418	(6)	9,023
Expenses:
Cost of goods sold	—	5,022	964	253	34	117	38	384	—	6,812
Other expenses from operations	—	—	352	—	29		—	—	—	381
Selling, general and administrative	11	106	661	37	16	34	29	14	22	930
Restructuring, net	—	—	6	—	—	—	—	—	—	6
Interest expense	170	84	7	5	—	1	—	1	243	511
	181	5,212	1,990	295	79	152	67	399	265	8,640
Income (loss) before income tax benefit (expense)	820	—	(179)	7	(5)	(9)	1	19	(271)	383
Income tax benefit (expense)	—	13	40	(5)	—	—	—	—	(105)	(57)
Net income (loss)	820	13	(139)	2	(5)	(9)	1	19	(376)	326
Less: net income attributable to non-controlling interests	445	3	—	—	—	—	—	—	—	448
Net income (loss) attributable to Icahn Enterprises	$375	$10	$(139)	$2	$(5)	$(9)	$1	$19	$(376)	$(122)
Supplemental information:
Capital expenditures	$—	$188	$33	$9	$5	$2	$—	$2	$—	$239
Depreciation and amortization	$—	$253	$66	$21	$7	$5	$21	$11	$1	$385

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Petroleum products	$2,543	$1,738	$7,593	$4,785
Nitrogen fertilizer products	156	145	623	344
	$2,699	$1,883	$8,216	$5,129

Automotive

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Automotive services	$410	$355	$1,156	$1,024
Aftermarket parts sales	202	236	618	802
	$612	$591	$1,774	$1,826

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Condensed Balance Sheets

	September 30, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$21	$618	$61	$12	$26	$3	$20	$1,671	$2,432
Cash held at consolidated affiliated partnerships and restricted cash	4,684	7	10	—	10	1	—	66	4,778
Investments	4,786	77	—	—	14	—	—	—	4,877
Accounts receivable, net	—	320	143	84	13	30	20	—	610
Inventories, net	—	632	812	101	—	106	23	—	1,674
Property, plant and equipment, net	—	2,696	819	133	347	57	—	5	4,057
Goodwill and intangible assets, net	—	205	354	24	—	17	233	—	833
Other assets	7,271	284	461	94	105	17	5	22	8,259
Total assets	$16,762	$4,839	$2,660	$448	$515	$231	$301	$1,764	$27,520
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,785	$1,933	$1,012	$138	$52	$60	$56	$108	$5,144
Securities sold, not yet purchased, at fair value	5,382	—	—	—	—	—	—	—	5,382
Debt	—	1,593	15	163	1	45	—	5,310	7,127
Total liabilities	7,167	3,526	1,027	301	53	105	56	5,418	17,653

Equity attributable to Icahn Enterprises	4,387	674	1,633	134	458	126	245	(3,654)	4,003
Equity attributable to non-controlling interests	5,208	639	—	13	4	—	—	—	5,864
Total equity	9,595	1,313	1,633	147	462	126	245	(3,654)	9,867
Total liabilities and equity	$16,762	$4,839	$2,660	$448	$515	$231	$301	$1,764	$27,520

	December 31, 2021
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$19	$510	$28	$10	$30	$3	$14	$1,707	$2,321
Cash held at consolidated affiliated partnerships and restricted cash	2,008	7	17	—	11	—	—	72	2,115
Investments	8,952	79	—	—	15	—	—	105	9,151
Accounts receivable, net	—	299	103	82	10	32	20	—	546
Inventories, net	—	484	780	93	—	106	15	—	1,478
Property, plant and equipment, net	—	2,735	786	147	351	60	—	6	4,085
Goodwill and intangible assets, net	—	221	362	27	—	21	254	—	885
Other assets	6,156	252	506	99	109	21	6	16	7,165
Total assets	$17,135	$4,587	$2,582	$458	$526	$243	$309	$1,906	$27,746
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$2,405	$1,579	$981	$146	$49	$71	$50	$90	$5,371
Securities sold, not yet purchased, at fair value	5,340	—	—	—	—	—	—	—	5,340
Debt	—	1,660	26	155	1	40	—	5,810	7,692
Total liabilities	7,745	3,239	1,007	301	50	111	50	5,900	18,403

Equity attributable to Icahn Enterprises	4,271	686	1,575	143	472	132	259	(3,994)	3,544
Equity attributable to non-controlling interests	5,119	662	—	14	4	—	—	—	5,799
Total equity	9,390	1,348	1,575	157	476	132	259	(3,994)	9,343
Total liabilities and equity	$17,135	$4,587	$2,582	$458	$526	$243	$309	$1,906	$27,746

13.  Income Taxes

For the three months ended September 30, 2022, we recorded an income tax benefit of $7 million on pre-tax loss of $222 million compared to an income tax benefit of $19 million on pre-tax loss of $230 million for the three months ended September 30, 2021. Our effective income tax rate was 3.2% and 8.3% for the three months ended September 30, 2022 and 2021, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended September 30, 2022, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership loss for which there was no tax expense, as such income is allocated to the partners and from changes in the valuation allowance. For the three months ended September 30, 2021, the effective tax rate was lower than the statutory federal tax rate of 21%, primarily due to partnership loss for which there was no tax benefit, as such loss is allocated to the partners.

For the nine months ended September 30, 2022, we recorded an income tax expense of $93 million on pre-tax income of $476 million compared to an income tax expense of $57 million on pre-tax income of $383 million for the nine months ended September 30, 2021. Our effective income tax rate was 19.5% and 14.9% for the nine months ended September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership loss for which there was no tax expense, as such income is allocated to the partners and from changes in the valuation allowance. For the nine months ended September 30, 2021, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership income for which there was no tax expense, as such income is allocated to the partners.

14.  Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits and
	of Tax	Other, Net of Tax	Total

	(in millions)
Balance, December 31, 2021	$(38)	$(36)	$(74)
Other comprehensive (loss) income before reclassifications, net of tax	(13)	1	(12)
Other comprehensive (loss) income, net of tax	(13)	1	(12)
Balance, September 30, 2022	$(51)	$(35)	$(86)

15.  Other (Loss) Income, Net

Other (loss) income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Dividend expense	$(26)	$(16)	$(61)	$(55)
Equity earnings from non-consolidated affiliates	2	6	7	9
(Loss) gain on disposition of assets, net	1	(21)	3	(24)
Foreign currency transaction loss	(6)	(2)	(11)	(9)
Legal settlement loss	—	—	(88)	—
(Loss) on extinguishment of debt, net	—	—	(1)	(5)
Other	1	—	1	5
	$(28)	$(33)	$(150)	$(79)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

16.  Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities on an undiscounted basis were $24 million and $13 million as of September 30, 2022 and December 31, 2021, respectively, primarily within our Energy segment, which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

Energy

A wholly-owned subsidiary of CVR Refining is party to proceedings relating to claims by United States Department of Justice (the “DOJ”) on behalf of the U.S. Environmental Protection Agency (the “EPA”) and the Kansas Department of Health and Environment (“KDHE”) (a) alleging violations of the Clean Air Act and a 2012 Consent Decree (“CD”) between CVR Refining, the United States (on behalf of the EPA) and KDHE at its Coffeyville refinery primarily relating to flares and seeking stipulated penalties under the CD of $6.8 million (the “Stipulated Penalty”), which amount CVR Refining previously deposited into a commercial escrow account (the “Stipulated Claims”) and (b) alleging violations of the CAA, the Kansas State Implementation Plan, Kansas law, Part 63 of the National Emission Standards for Hazardous Air Pollutants from Petroleum Refineries Subparts CC and R (“NESHAP”) and Coffeyville Resources Refining and Marketing, LLC’s permits relating to flares, heaters, and related matters and seeking civil penalties, injunctive and related relief under an amended complaint filed by the United States (on behalf of the EPA) and KDHE on February 17, 2022 (collectively, the “Statutory Claims”). In August 2022, the United States Court of Appeals for the Tenth Circuit (the “10th Circuit”) granted CVR Refining’s motion to stay its appeal of the March 2022 decision of the United States District Court for the District of Kansas (“D. Kan.”) denying CVR Refining’s petition for judicial review of the Stipulated Claims. The Stipulated Penalty remains in escrow, which escrowed funds are legally restricted for use and are included in other assets in our condensed consolidated balance sheets. Motion practice in the lawsuit filed in the D. Kan by the United States (on behalf of the EPA) and KDHE, which complaint was amended on February 17, 2022 (the “Amended Complaint”), is ongoing. In October 2022, the D. Kan granted CVR Refining’s motion to dismiss counts 1 through 17 of the Amended Complaint alleging violations of certain provisions of the Kansas Air Quality Act but denied its motion to dismiss all other Statutory Claims. CVR Refining expects to file an answer to the Amended Complaint in November 2022. As negotiations and proceedings relating to the Stipulated Claims and the Statutory Claims are ongoing, CVR Energy cannot at this time determine the outcome of these matters, including whether such outcome, or any subsequent enforcement or litigation relating thereto would have a material impact on our Energy segment’s financial position, results of operations, or cash flows.

As of September 30, 2022 and December 31, 2021, our Energy segment had environmental accruals of $23 million and $12 million, respectively, representing estimated costs for future remediation efforts at certain sites.

Renewable Fuel Standards

CVR Refining is subject to the Renewable Fuel Standard (“RFS”) implemented primarily by the EPA which requires refiners to either blend renewable fuels into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. CVR Refining is not able to blend the majority of its transportation fuels and has to purchase RINs on the open market and may have to obtain waiver credits for cellulosic biofuels or other exemptions from the EPA, to the extent available, in order to comply with the RFS. Wholly owned subsidiaries of CVR Refining have filed a number of petitions in the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) and the United States Court of Appeals for the District of Colombia Circuit (the “DC Circuit”) challenging the EPA’s denial of small refinery exemptions (“SREs”) sought by Wynnewood for the 2017 through 2021 compliance periods, the EPA’s

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

April 2022 and June 2022 alternate compliance rulings and the EPA’s Final Rule filed in July 2022 establishing RVO, and also intervened in an action filed by certain biofuels producers relating to the RFS. As each of these proceedings is in its earliest stages, we cannot currently estimate the outcome, impact or timing of resolution of these matters. However, while CVR Refining intends to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to CVR Refining, they could have a material effect on our Energy business’ financial position, results of operations, or cash flows.

For the three months ended September 30, 2022 and 2021, our Energy segment recognized an expense of $86 million and a benefit of $16 million, respectively, for CVR Refining’s compliance with the RFS (based on our Energy segment’s revised 2020 and finalized 2021 and 2022 annual renewal volume obligation (“RVO”) and excluding the impacts of any exemptions or waivers to which our Energy segment may be entitled). For the nine months ended September 30, 2022 and 2021, such expenses were $328 million and $335 million, respectively. These recognized amounts are included in cost of goods sold in the condensed consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol or biodiesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Refining may be entitled), the remaining position is marked-to-market using RIN market prices at period end. As of September 30, 2022 and December 31, 2021, CVR Refining’s RFS position was $715 million and $494 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

Litigation

From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.

Energy

Call Option Lawsuits – On August 19, 2022, CVR Energy and certain of its affiliates (the “Call Defendants”) who are parties to the consolidated lawsuits (collectively, the “Call Option Lawsuits”) pending before the Delaware Court of Chancery (the “Chancery Court”) filed by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders relating to CVR Energy’s exercise of the call option (“Call Option”) under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner, entered into a Stipulation, Compromise and Release (the “Settlement”) in connection with its expected settlement of the Call Option Lawsuits for $79 million. Final approval of the Settlement is pending before the Chancery Court. If finalized, the settlement of the Call Option Lawsuits is not currently expected to have any further impact on our Energy business’ financial position or results of operations beyond the $79 million recognized within Other loss, net for the nine months ending September 30, 2022 to reflect the estimated probable loss.

In October 2022, the Call Defendants filed a First Amended Complaint in Chancery Court alleging Breach of Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing against their primary and excess insurers (the “insurers”) relating to their denial of coverage of the Call Defendants’ defense expenses and indemnity, as well as other conduct of the Insurers relating to the Call Option Lawsuits. Also in October 2022, the Call Defendants filed motions to oppose the Insurers’ Motion for Partial Summary Judgement in the lawsuit filed by the Insurers on January 27, 2021, in the 434th Judicial District Court of Fort Bend County, Texas seeking a declaratory judgment determining that they owe no indemnity coverage for the Call Option Lawsuits in relation to insurance policies that have coverage limits of $50 million. As both lawsuits are in their early stages, CVR Energy cannot determine at this time the outcome of these lawsuits, including whether the outcome would have a material impact on our Energy business’ financial position, results of operations, or cash flows.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 86% of Icahn Enterprises’ outstanding depositary units as of September 30, 2022. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of September 30, 2022. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $44 million as of September 30, 2022. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

Other

The U.S. Attorney’s office for the Southern District of New York contacted Icahn Enterprises L.P. in June 2018 seeking production of information pertaining to trading in Manitowoc Company, Inc. securities. We cooperated with the request and provided documents in response to the subpoena. The U.S. Attorney’s office has not made any claims or allegations against us or Mr. Icahn with respect to the foregoing inquiry. We believe that we maintain a strong compliance program and, while no assurances can be made, we do not believe this inquiry will have a material impact on our business, financial condition, results of operations or cash flows.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

17.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Nine Months Ended September 30,
	2022	2021

	(in millions)
Cash payments for interest, net of amounts capitalized	$(303)	$(358)
Cash payments receipts for income taxes, net of payments	(139)	(34)
Non-cash dividends to non-controlling interests in subsidiary	—	(74)
Partnership contributions receivable	2	24
Non-cash Investment segment contributions from non-controlling interests	3	6

18. Subsequent Events

Icahn Enterprises

LP Unit Distribution

On November 2, 2022, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about December 21, 2022 to depositary unitholders of record at the close of business on November 18, 2022. Depositary unitholders will have until December 9, 2022 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending December 16, 2022. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2022 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 25, 2022.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2022, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 86% of Icahn Enterprises’ outstanding depositary units as of September 30, 2022.

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

Throughout 2020, 2021 and continuing in 2022, the COVID-19 pandemic, and actions taken by governments and others in response thereto, has negatively impacted the global economy, financial markets, and certain of the industries in which our subsidiaries operate. Our consolidated results of operations and financial condition have been impacted primarily by the volatility in the fair value of investments held by our Investment segment and the Holding Company as well as volatility in the global demand for refined products, especially gasoline and diesel fuels, with respect to our Energy segment. The impact on our businesses has also included the acceleration of selective planned store closures in our Automotive segment and recording write-downs to inventories. The economic conditions that persisted for much of 2020 have improved in 2021 and 2022 as more governments reduce restrictions and more businesses resume operations, although supply chain issues have continued to persist. Recent interest rate increases have increased the cost of borrowing.

In February 2022, Russia invaded Ukraine, disrupting the global oil, fertilizer, and agriculture markets, and leading to heightened uncertainty in the worldwide economy recovering from the COVID-19 pandemic. In response, many Western countries have formally or informally adopted sanctions on a number of Russian exports, including Russian oil and natural gas, and individuals affiliated with Russian government leadership. These sanctions, thus far, have resulted in oil prices and supply becoming volatile, continued elevation of natural gas prices, and are likely to continue to impact commodity prices in the near-term, which could have a material effect on our financial condition, cash flows, or results of operations. A global recession stemming from market volatility could result in a reduction in demand, thereby lowering commodity prices. The ultimate outcome of the Russia-Ukraine conflict and any associated market disruptions are difficult to predict and may materially affect our business, operations, and cash flows in unforeseen ways.

The comparability of our summarized consolidated financial results presented below is affected primarily by the performance of the Investment Funds (as defined below), and the results of operations of our Energy segment, impacted by the demand and pricing for its products. Refer to our respective segment discussions and “Other Consolidated Results of Operations,” below for further discussion.

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021

	(in millions)
Investment	$(137)	$(131)	$(181)	$(187)	$(81)	$(84)
Holding Company	8	(27)	(66)	(63)	(66)	(63)

Other Operating Segments:
Energy	2,704	1,883	68	94	60	54
Automotive	627	577	(21)	(55)	(21)	(55)
Food Packaging	105	103	(3)	1	(3)	1
Real Estate	33	30	4	—	4	—
Home Fashion	50	51	(9)	(3)	(9)	(3)
Pharma	14	19	(7)	(5)	(7)	(5)
Metals	—	144	—	7	—	7
Other operating segments	3,533	2,807	32	39	24	(1)
Consolidated	$3,404	$2,649	$(215)	$(211)	$(123)	$(148)

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021

	(in millions)
Investment	$364	$1,001	$221	$820	$115	$375
Holding Company	60	(6)	(193)	(376)	(193)	(376)

Other Operating Segments:
Energy	8,137	5,212	436	13	231	10
Automotive	1,813	1,811	(64)	(139)	(64)	(139)
Food Packaging	311	302	—	2	—	2
Real Estate	91	74	8	(5)	8	(5)
Home Fashion	174	143	(10)	(9)	(10)	(9)
Pharma	50	68	(15)	1	(15)	1
Metals	—	418	—	19	—	19
Other operating segments	10,576	8,028	355	(118)	150	(121)
Consolidated	$11,000	$9,023	$383	$326	$72	$(122)

Investment

We invest our proprietary capital through various private investment funds (“Investment Funds”). As of September 30, 2022 and December 31, 2021, we had investments with a fair market value of approximately $4.4 billion and $4.2 billion, respectively, in the Investment Funds. As of September 30, 2022 and December 31, 2021, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $5.2 billion and $5.0 billion, respectively.

Our Investment segment’s results of operations are reflected in net income in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity”

section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of September 30, 2022.

For the three months ended September 30, 2022 and 2021, our Investment Funds’ returns were (1.9)% and (1.8)%, respectively. For the nine months ended September 30, 2022 and 2021, our Investment Funds’ returns were 2.4% and 8.8%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses.

The following table sets forth the performance attribution for the Investment Funds’ returns.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Long positions	(4.9)%	(1.6)%	(8.6)%	27.9%
Short positions	2.7%	(0.1)%	10.9%	(18.8)%
Other	0.3%	(0.1)%	0.1%	(0.3)%
	(1.9)%	(1.8)%	2.4%	8.8%

The following table presents net income (loss) for our Investment segment for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Long positions	$(431)	$(168)	$(720)	$2,738
Short positions	226	(7)	938	(1,886)
Other	24	(12)	3	(32)
	$(181)	$(187)	$221	$820

Three Months Ended September 30, 2022 and 2021

For the three months ended September 30, 2022, the Investment Funds’ negative performance was primarily driven by net losses in long positions and credit default swaps, offset in part by other net gains in short positions. The negative performance of our Investment segment’s long positions was driven primarily by losses from a consumer, cyclical sector investment of $163 million, a utility sector investment of $133 million and the aggregate performance of long positions with net losses across various sectors. The negative performance of our Investment segment’s long positions was offset in part by gains from two energy sector investments aggregating $196 million. The positive performance of our Investment segment’s short positions was driven primarily by the positive performance of broad market hedges of $398 million offset in part by the negative performance of certain credit default swaps positions totaling $298 million.

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

Nine Months Ended September 30, 2022 and 2021

For the nine months ended September 30, 2022, the Investments Funds’ positive performance was driven by net gains in their short positions, offset in part by net losses in certain long positions and credit default swaps. The positive performance of our Investment segment’s short positions was driven primarily by a broad market hedge totaling $1.4 billion and the aggregate performance of short positions with net gains across various sectors. The negative performance of our Investment segment’s long positions was driven primarily by the negative performance of one healthcare investment of approximately $1.2 billion and the aggregate performance of investments with net losses across various sectors accounted for additional negative performance, offset in part by gains in two energy sector investments aggregating approximately $2.0 billion. The positive performance of short positions was offset in part by the negative performance of an energy sector hedge totaling $407 million and the negative performance of certain credit default swap positions of $704 million.

For the nine months ended September 30, 2021, the Investment Funds’ positive performance was driven by net gains in their long positions, offset in part by net losses in their short positions. The positive performance of our Investment segment’s long positions was driven primarily by gains from two energy sector investments aggregating $1.6 billion and a consumer, non-cyclical sector investment of $436 million. The aggregate performance of investments with net gains across various sectors accounted for an additional positive performance of our Investment segment’s long positions. The negative performance of our Investment segment’s short positions was driven primarily by the negative performance of an energy sector investment of $757 million and broad market hedges of $669 million and a consumer, cyclical sector investment of $216 million. The aggregate performance of investments with net losses across various sectors accounted for an additional negative performance of our Investment segment’s short positions. The negative performance of our Investment segment’s short positions was offset in part by gains from a consumer, cyclical sector investment of $199 million.

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 92% and 93% of our Energy segment’s net sales for the nine months ended September 30, 2022 and 2021, respectively.

The results of operations of the petroleum business are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into petroleum products, such as gasoline, diesel fuel and jet fuel that are produced by a refinery (“refined products”). The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond our Energy segment’s control, including the supply of and demand for crude oil, as well as gasoline and other refined products. This supply and demand depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because the petroleum business applies first-in, first-out accounting to value its inventory, crude oil price movements may impact gross margin in the short-term fluctuations in the market price of inventory. The effect of changes in crude oil prices on the petroleum business’ results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.

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

In April 2022, our Energy segment completed a renewable diesel project at one of its refineries, which converted the refinery’s hydrocracker to a renewable diesel unit (“RDU”) capable of producing 100 million gallons of renewable diesel per year and approximately 170 million RINs annually. When operated in renewable diesel service, the crude oil capacity of the refinery would be decreased by approximately 5,000 barrels per day. Further, the conversion enables our Energy segment to capture additional benefits associated with the existing blenders’ tax credit that is currently set to expire at the end of 2024 and low carbon fuel standard programs in states such as California. Our Energy segment has additional plans to add pretreating capabilities for the RDU and is exploring potential additional renewables projects at its other facilities. These collective renewable diesel efforts could reduce our Energy segment’s Renewable Fuels Standard (“RFS”) exposure. However, any actions taken by the courts, the EPA or the Biden administration, and/or market conditions could significantly impact the amount by which our Energy segment’s renewables business could mitigate our costs to comply with the RFS, if at all.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Net sales	$2,699	$1,883	$8,216	$5,129
Cost of goods sold	2,569	1,686	7,407	5,022
Gross margin	$130	$197	$809	$107

Three Months September 30, 2022 and 2021

Net sales for our Energy segment increased by $816 million (43%) for the three months ended September 30, 2022 as compared to the comparable prior year period due to an increase in our petroleum business’ net sales, which increased $805 million, as well as an increase in our nitrogen fertilizer business’ net sales, which increased $11 million over the comparable periods. The increase in the petroleum business’ net sales was primarily due to increased prices of gasoline and distillates mainly attributable to the ongoing conflict in Ukraine resulting in a global increase in commodity prices. Volumes were lower in the comparable prior year period due to the reduced utilization of the refineries resulting from the startup of the RDU and minor plant outages in the current period. Our nitrogen fertilizer business’ net sales increased primarily due to an increase in urea ammonium nitrate (“UAN”) sales primarily due to favorable pricing conditions.

Cost of goods sold for our Energy segment increased by $883 million (52%) for the three months ended September 30, 2022 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher cost of consumed crude oil. The higher costs of consumed crude oil was due to higher crude oil prices, offset in part by higher derivative performance of $25 million compared to the prior period. Gross margin for our Energy segment decreased by $67 million for the three months ended September 30, 2022 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 5% and 10% for the three months ended September 30, 2022 and 2021, respectively. The decrease in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to an increase in the net cost of RINs offset in part by higher derivative performance.

Nine Months September 30, 2022 and 2021

Net sales for our Energy segment increased by $3.1 billion (60%) for the nine months ended September 30, 2022 as compared to the comparable prior year period due to an increase in our petroleum business’ net sales, which increased $2.8 billion, as well as an increase in our nitrogen fertilizer business’ net sales, which increased $279 million over the comparable periods. The increase in the petroleum business’ net sales was primarily due to an increase in prices of gasoline and distillates mainly attributable to the ongoing conflict in Ukraine resulting in a global increase in commodity prices. Volumes were lower in the current year period due to the planned turnaround at one of the refineries, the startup of the RDU, and minor plant outages. Our nitrogen fertilizer business’ net sales increased primarily due to an increase in urea ammonium nitrate (“UAN”) sales primarily due to favorable pricing conditions.

Cost of goods sold for our Energy segment increased by $2.4 billion (47%) for the nine months ended September 30, 2022 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher cost of consumed crude oil. The higher cost of consumed crude oil was due to an increase in higher crude oil prices. Gross margin for our Energy segment improved by $702 million for the nine months ended September 30, 2022 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 10% and 2%

for the nine months ended September 30, 2022 and 2021, respectively. The improvement in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to higher crack spreads, in addition to higher net sales and pricing in the nitrogen fertilizer business.

Automotive

Our Automotive segment’s results of operations are generally driven by the demand for automotive service and maintenance and the distribution and installation of automotive aftermarket parts, and is affected by the relative strength of automotive part replacement trends, among other factors.

Our Automotive segment has been in the process of implementing a multi-year transformation plan, which includes the restructuring of its businesses. The transformation plan includes operating the automotive services and aftermarket parts businesses as separate businesses, streamlining Icahn Automotive’s corporate and field support teams, facility closures, consolidations and conversions, inventory optimization actions, and the re-focusing of its automotive parts business on certain core markets. As part of this plan, in 2021 Icahn Automotive sold certain inventory assets relating to its aftermarket parts business at 109 locations and a distribution center in California and certain other inventory and fixed assets in California. Costs to implement the transformation plan include restructuring charges, which are recorded when specific plans are approved, and which may be significant.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)
Net sales and other revenues from operations	$612	$591	$1,774	$1,826
Cost of goods sold and other expenses from operations	443	422	1,258	1,316
Gross margin	$169	$169	$516	$510

Three Months Ended September 30, 2022 and 2021

Net sales and other revenues from operations for our Automotive segment for the three months ended September 30, 2022 increased by $21 million (4%) as compared to the comparable prior year period. The increase was attributable to an increase in automotive services revenue of $55 million (15%), offset in part by a decrease in aftermarket parts sales of

$34 million (14%). The increase in automotive service revenues was driven by increases in price and volume over the comparable prior year period.

Cost of goods sold and other expenses from operations for the three months ended September 30, 2022 increased by $21 million (5%) as compared to the comparable prior year period. The increase was primarily due to higher material and labor costs in automotive services. Gross margin on net sales and other revenue from operations for the three months ended September 30, 2022 was flat as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 28% and 29% for the three months ended September 30, 2022 and 2021, respectively.

Nine Months Ended September 30, 2022 and 2021

Net sales and other revenues from operations for our Automotive segment for the nine months ended September 30, 2022 decreased by $52 million (3%) as compared to the comparable prior year period. The decrease was attributable to a decrease in aftermarket parts sales of $184 million (23%), offset in part by an increase in automotive services revenue of $132 million (13%). The decrease in aftermarket parts is mainly related to the impact of store closures throughout 2021. The increase in automotive service revenue was driven by increases in price and volume over the comparable prior year period.

Cost of goods sold and other expenses from operations for the nine months ended September 30, 2022 decreased by $58 million (4%) as compared to the comparable prior year period. The decrease was primarily due to lower costs attributable to lower aftermarket part sales which exceeded higher material and labor costs in automotive services. Gross margin on net sales and other revenue from operations for the nine months ended September 30, 2022 increased by $6 million (1%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 29% and 28% for the nine months ended September 30, 2022 and 2021, respectively.

Food Packaging

Our Food packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Three Months Ended September 30, 2022 and 2021

Net sales for the three months ended September 30, 2022 increased $7 million (7%) as compared to the comparable prior year period. The increase was due to an increase of $13 million in price and product mix, offset by a decrease of $1 million due to unfavorable effects of foreign exchange and a decrease of $5 million due to lower volumes. Cost of goods sold for the three months ended September 30, 2022 increased by $7 million (8%) as compared to the comparable prior year period due to the effects of raw material price inflation, manufacturing inefficiencies and distribution costs, offset in part by lower volumes. Gross margin as a percentage of net sales was 17% and 18% for the three months ended September 30, 2022 and 2021, respectively.

Nine Months Ended September 30, 2022 and 2021

Net sales for the nine months ended September 30, 2022 increased $11 million (4%) as compared to the comparable prior year period. The increase was mostly due to an increase of $42 million in price and product mix, offset by a decrease of $10 million due to unfavorable effects of foreign exchange and a decrease of $21 million due to lower volumes. Cost of goods sold for the nine months ended September 30, 2022 increased by $10 million (4%) as compared to the comparable prior year period due to the effects of raw material price inflation, manufacturing inefficiencies and distribution costs. Gross margin as a percentage of net sales was 18% and 19% for the nine months ended September 30, 2022 and 2021, respectively.

Real Estate

Our Real Estate segment consists primarily of investment properties, the development and sale of single-family homes, and the management of a country club. Sales of single-family homes are included in net sales in our consolidated statements of operations. Results from investment properties and country club operations are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for each of the nine months ended September 30, 2022 and 2021 were primarily derived from the sale of residential units and rental operations.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended September 30, 2022 and 2021

Net sales for the three months ended September 30, 2022 decreased by $2 million (4%) compared to the comparable prior year period primarily due to a decrease in demand on our Home Fashion segment’s retail business partially offset by an increase in demand on our Home Fashion segment’s hospitality business. Cost of goods sold for the three months ended September 30, 2022 was flat compared to the comparable prior year period. Gross margin as a percentage of net sales was 14% and 18% for the three months ended September 30, 2022 and 2021, respectively. The decrease is due to lower retail sales.

Nine Months Ended September 30, 2022 and 2021

Net sales for the nine months ended September 30, 2022 increased by $30 million (21%) compared to the comparable prior year period primarily due to an increase in demand as leisure and business travel have increased due to the reduced impact of the COVID-19 pandemic on our Home Fashion segment’s hospitality business. Cost of goods sold for the nine months ended September 30, 2022 increased $27 million (23%) compared to the comparable prior year period due to higher material and freight costs. Gross margin as a percentage of net sales was 17% and 18% for the nine months ended September 30, 2022 and 2021, respectively.

Pharma

Our Pharma segment derives revenues primarily from the sale of its products directly to customers, wholesalers and pharmacies.

Three Months Ended September 30, 2022 and 2021

Net sales for the three months ended September 30, 2022 decreased by $5 million (28%) compared to the comparable prior year period primarily due to lower revenue resulting from increased rebates and customer chargebacks. Cost of goods sold for the three months ended September 30, 2022 was down $1 million (8%) compared to the prior year period due to lower volumes. Gross margin as a percentage of net sales was 15% and 33% for both of three months ending September 30, 2022 and 2021, respectively.

Nine Months Ended September 30, 2022 and 2021

Net sales for the nine months ended September 30, 2022 decreased $19 million (29%) compared to the comparable prior year period primarily due to the absence of a $13 million one-time sale of product to a single customer in the first quarter of 2021. Cost of goods sold for the nine months ended September 30, 2022 decreased $3 million (8%) compared to the prior year period due to lower volumes. Gross margin as a percentage of net sales was 24% and 42% for the nine months ending September 30, 2022 and 2021, respectively. The decrease is mostly due to the absence of the one-time sale in the first quarter of 2021 mentioned above.

Holding Company

Our Holding Company’s results of operations primarily reflect the interest expense on its senior unsecured notes and investment gains and losses from equity investments for each of the three months ended September 30, 2022 and 2021.

Other Consolidated Results of Operations

Selling, General and Administrative

Three Months Ended September 30, 2022 and 2021

Our consolidated selling, general and administrative costs during the three months ended September 30, 2022 decreased by $11 million (3%) as compared to the comparable prior year period primarily due to lower expenses of our Automotive segment mainly related to decreased personnel costs driven by the transformation plan.

Nine Months Ended September 30, 2022 and 2021

Our consolidated selling, general and administrative costs during the nine months ended September 30, 2022 decreased by $9 million (1%) as compared to the comparable prior year period primarily due to lower expenses of our Automotive segment mainly related to its transformation plan offset in part by higher expenses at our Energy segment mainly related to increased personnel costs driven by higher share-based compensation.

Interest Expense

Three Months Ended September 30, 2022 and 2021

Our consolidated interest expense during the three months ended September 30, 2022 decreased by $19 million (12%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense for our Investment segment due to lower balances on certain credit default swap positions and lower interest expense for our Holding Company due to the $500 million debt repayment in February 2022.

Nine Months Ended September 30, 2022 and 2021

Our consolidated interest expense during the nine months ended September 30, 2022 decreased by $87 million (17%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense from our Investment segment due to lower balances on certain credit default swap positions and lower interest expense for our Holding Company due to the $500 million debt repayment in February 2022.

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

As of September 30, 2022, our Holding Company had cash and cash equivalents of approximately $1.7 billion and total debt of approximately $5.3 billion. As of September 30, 2022, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.4 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

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

The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the senior unsecured notes outstanding as of September 30, 2022, except for the 4.750% senior unsecured notes due 2024, the 5.250% senior unsecured notes due 2027 and 4.375% senior unsecured notes due 2029, are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.

As of September 30, 2022 and December 31, 2021, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of September 30, 2022, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

At-The-Market Offerings

During the nine months ended September 30, 2022, Icahn Enterprises sold 10,677,046 depositary units pursuant to its Open Market Sale Agreement, resulting in gross proceeds of $557 million. As of September 30, 2022, we continue to have an active Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $128 million in aggregate gross sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of the agreement, and we have no obligation to sell additional depositary units under the Open Market Sale Agreement. Depending on market conditions, we may continue to sell depositary units under the Open Market Sale Agreement, and, if appropriate, enter into a new Open Market Sale Agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing Open Market Sale Agreement. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. While we were able to sell shares during the nine months ended September 30, 2022, there can be no assurance that any future capital will be available on acceptable terms or at all under this program.

LP Unit Distributions

During the nine months ended September, 30, 2022, Icahn Enterprises declared three quarterly distributions aggregating $6.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. In connection with this distribution, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $158 million during the nine months ended September 30, 2022.

On November 2, 2022, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about December 21, 2022 to depositary unitholders of record at the close of business on November 18, 2022. Depositary unitholders will have until December 9, 2022 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending December 16, 2022. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Sale of Investments

During the nine months ended September 30, 2022, we received proceeds of $153 million from the sale of equity investments held by the Holding Company.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of September 30, 2022, the Investment Funds had a net short notional exposure of 54%. The Investment Funds’ long exposure was 66% (66% long equity) and its short exposure was 120% (111% short equity and 9% short credit). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at September 30, 2022.

Of the Investment Funds’ 66% long exposure, 50% was comprised of the fair value of its long positions and 16% was comprised mostly of single name equity forward and swap contracts. Of the Investment Funds’ 120% short exposure, 56% was comprised of the fair value of its short positions (with certain adjustments) and 64% was comprised mostly of short broad market index swap derivative contracts and short credit default swap contracts.

With respect to both our long positions that are not notionalized (50% long exposure) and our short positions that are not notionalized (56% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other short positions (64% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	September 30,	December 31,
	2022	2021

	(in millions)
Energy	$618	$510
Automotive	61	28
Food Packaging	12	10
Real Estate	26	30
Home Fashion	3	3
Pharma	20	14
	$740	$595

Segment Borrowings and Availability

Segment debt consists of the following:

	September 30,	December 31,
	2022	2021

	(in millions)
Energy	$1,593	$1,660
Automotive	15	26
Food Packaging	163	155
Real Estate	1	1
Home Fashion	45	40
	$1,817	$1,882

Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of September 30, 2022, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

September 30,
2022
(in millions)
Energy	$282
Food Packaging	6
Home Fashion	3
$291

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

As of September 30, 2022 and December 31, 2021, total availability under CVR Refining and CVR Partners variable rate asset based revolving credit facilities aggregated $282 million and $396 million, respectively. CVR Refining also had $28 million and $39 million of letters of credit outstanding as of September 30, 2022 and December 31, 2021, respectively.

Subsidiary Stock Repurchase Program

On May 6, 2020, the Board of Directors of CVR Partners’ general partner approved a unit repurchase program which would enable it to repurchase up to $10 million of its common units from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. On February 22, 2021, the Board of Directors of CVR Partners authorized an additional $10 million under the unit repurchase program. During the three months ended September 30, 2022 and 2021, CVR Partners did not repurchase any common units. During the nine months ended September 30, 2022 and 2021, CVR Partners repurchased 111,695 and 24,378 common units, respectively, on the open market at a cost of $12 million and $1 million, respectively. As of September 30, 2022, CVR Partners has a nominal amount remaining under its unit repurchase program.

Subsidiary Dividends

For the first quarter of 2022, our Energy segment paid a cash dividend of $0.40 per share, which was paid May 23, 2022 to shareholders of record as of May 13, 2022. Our portion of the dividend included approximately $28 million in cash.

For the second quarter of 2022, our Energy segment paid a cash dividend of $0.40 per share, which was paid August 22, 2022 to shareholders of record as of August 12, 2022. Our portion of the dividend included approximately $28 million in cash.

For the second quarter of 2022, our Energy segment paid a special dividend of $2.60 per share, which was paid August 22, 2022 to shareholders of record as of August 12, 2022. Our portion of the dividend included approximately $185 million in cash.

For the third quarter of 2022, our Energy segment declared a cash dividend of $0.40 per share, or $40 million, which is payable November 21, 2022 to shareholders of record as of November 14, 2022. Our portion of the dividend will include approximately $28 million in cash.

In addition, for the third quarter, our Energy segment declared a special dividend of $1.00 per share, or $101 million, which is payable November 21, 2022 to shareholders of record as of November 14, 2022. Our portion of the dividend will include approximately $71 million in cash.

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

	(in millions)
Holding Company	$(225)	$285	$(102)	$(262)	$161	$497
Investment	2,692	—	(14)	21	—	62

Other Operating Segments:
Energy	868	(217)	(543)	382	(204)	(279)
Automotive	(14)	(84)	124	(71)	45	48
Food Packaging	(1)	(13)	7	(3)	(9)	2
Metals	—	—	—	—	(2)	—
Real Estate	25	(8)	(22)	14	(5)	1
Home Fashion	(11)	(2)	15	(18)	(1)	14
Pharma	6	—	—	3	—	—
Other operating segments	873	(324)	(419)	307	(176)	(214)
Total before eliminations	3,340	(39)	(535)	66	(15)	345
Eliminations	—	(132)	132	—	235	(235)
Consolidated	$3,340	$(171)	$(403)	$66	$220	$110

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

Holding Company

Our Holding Company’s cash flows from operating activities for each of nine months ended September 30, 2022 and 2021 were primarily attributable to our semi-annual interest payments on our senior unsecured notes. The decrease in interest payments over the comparable period is primarily due to the redemption of $500 million of senior unsecured notes in February 2022.

Our Holding Company’s cash flows from investing activities for the nine months ended September 30, 2022 were primarily attributable to proceeds from the sale of equity investments aggregating $153 million, dividends from our Energy segment of $242 million offset in part by contributions to our operating subsidiaries aggregating $110 million. Our Holding Company’s cash flows from investing activities for the nine months ended September 30, 2021 were primarily attributable to proceeds from the sale of equity investments and debt securities aggregating $396 million and dividends from our Energy segment of $171 million offset in part by a net investment in our Automotive segment of $405 million.

Our Holding Company’s cash flows used in financing activities for the nine months ended September 30, 2022 were due to the redemption of $500 million of senior unsecured notes offset in part by proceeds from our “at-the-market” offering. Our Holding Company’s cash flows from financing activities for the nine months ended September 30, 2021 were due to proceeds from our “at-the-market” offering, offset in part by the aggregate payments on our quarterly distributions.

Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Our Investment segment’s cash flows from financing activities for the nine months ended September 30, 2022 and 2021 were attributable to Brett Icahn’s net redemptions from the Funds of $14 million and contributions to the Funds of $62 million, respectively.

Other Operating Segments

Our other operating segments’ cash flows from operating activities included net cash flows from operating activities before changes in operating assets and liabilities of $719 million and $137 million for the nine months ended September 30, 2022 and 2021, respectively, primarily due to the results of our Energy and Automotive segment during both periods. The change in cash flows from operating activities for the nine months ended September 30, 2022 as compared to the comparable prior year was primarily due to an increase in the operating results of our Energy segment primarily associated with increased crude oil prices during 2022.

Our other operating segments’ cash flows from investing activities were primarily due to capital expenditures and turnaround expenditures of $219 million in 2022 compared to $190 million in 2021 in our Energy segment and capital expenditures of $85 million in 2022 compared to $33 million in 2021 within our Automotive segment. In addition, our Energy segment acquired a pipeline for cash consideration of $20 million in the first quarter of 2021.

Our other operating segments’ cash flows from financing activities were primarily due to our Energy segment. For the nine months ended September 30, 2022, our Energy segment paid a distribution to noncontrolling interests of $218 million, compared to $81 million paid in the nine months ended September 30, 2021. In addition, for the nine months ended September 30, 2022, our Energy segment redeemed senior notes of $65 million, compared to $567 million in redemptions during the nine months ended September 30, 2021.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2022 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of September 30, 2022, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $479 million, $538 million and $915 million, respectively. However, as of September 30, 2022, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an interest of approximately 46% in the Investment Funds.

Item 4. Controls and Procedures

As of September 30, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except for the risk factors updated below there were no material changes to our risk factors during the nine months ended September 30, 2022 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use or Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our depositary units during the quarter ended September 30, 2022, all of which represent units withheld to pay taxes on the vesting of restricted depositary units.

Maximum Number
			Total Number of Units	(or Approximate Dollar
			Purchased as Part of	Value) of Units that May
	Number of Units	Average Price	Publicly Announced	be Purchased Under the
	Repurchased	Per Unit	Plans or Programs	Plans or Programs
July 1 through July 31	—	$—	—	—
August 1 through August 31	—	$—	—	—
September 1 through September 30	17,920	$49.77	—	—

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

Date: November 4, 2022