Form 10-K
period 2022-12-31
ICAHN ENTERPRISES L.P.
filed 2023-02-24
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

⌧   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of Icahn Enterprises’ depositary units held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of depositary units on the Nasdaq Global Select Market (“Nasdaq”) on such date was $2,170 million. As of February 23, 2023, there were 353,572,182 depositary units outstanding.

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

Risks Relating to Our Structure

●	Our general partner, and its control person, has significant influence over us, and sales by our controlling unitholder could cause our unit price to decline;
●	We have engaged, and in the future may engage, in transactions with our affiliates;
●	We are subject to the risk of becoming an investment company;
●	We may structure transactions in a less advantageous manner to avoid becoming subject to the Investment Company Act;
●	We may become taxable as a corporation if we are no longer treated as a partnership for U.S. federal income tax purposes;
●	We may be negatively impacted by the potential for changes in tax laws;
●	Holders of depositary units may be required to pay tax on their share of our income even if they did not receive cash distributions from us;
●	Tax gain or loss on the disposition of our depositary units could be more or less than expected;
●	Tax-exempt entities may recognize unrelated business taxable income they receive from holding our units, and may face other unique issues specific to their U.S. federal income tax classification;
●	Non-U.S. persons may be subject to withholding regimes and U.S. federal income tax on certain income they may earn from holding or disposing of our units;
●	We may be liable for any underwithholding by nominees on our distributions or on transfer of our units made after January 1, 2023;
●	Our unitholders likely will be subject to state and local taxes and return filing or withholding requirements in states in which they do not live as a result of investing in our units;
●	We prorate our items of income, gain, loss and deduction between transferors and transferees of our units based upon the ownership of our units at the close of business on the last day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders;
●	A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, such unitholder would no longer be treated for U.S. federal income tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition;
●	If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it (and some states) may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available to service debt or pay distributions to our unitholders, if and when resumed, could be substantially reduced;
●	We may be subject to the pension liabilities of our affiliates;
●	We are a limited partnership and a ‘‘controlled company’’ within the meaning of the Nasdaq rules and as such are exempt from certain corporate governance requirements;
●	Certain members of our management team may be involved in other business activities that may involve conflicts of interest;
●	Holders of Icahn Enterprises’ depositary units have limited voting rights, including rights to participate in our management;
●	Holders of Icahn Enterprises’ depositary units may not have limited liability in certain circumstances and may be personally liable for the return of distributions that cause our liabilities to exceed our assets; and
●	Since we are a limited partnership, you may not be able to pursue legal claims against us in U.S. federal courts.

Risks Relating to Liquidity and Capital Requirements

●	We are a holding company and depend on the businesses of our subsidiaries to satisfy our obligations;
●	To service our indebtedness, we will require a significant amount of cash. Our ability to maintain our current cash position or generate cash depends on many factors beyond our control;
●	Our failure to comply with the covenants contained under any of our debt instruments, including the indentures governing our senior unsecured notes (including our failure to comply as a result of events beyond our control), could result in an event of default that would materially and adversely affect our financial condition;
●	We may not have sufficient funds necessary to finance a change of control offer that may be required by the indentures governing our senior notes;
●	We have made significant investments in the Investment Funds and negative performance of the Investment Funds may result in a significant decline in the value of our investments; and
●	Future cash distributions to Icahn Enterprises’ unitholders, if any, can be affected by numerous factors.

Risks Relating to Our Investment Segment

●	Our investments may be subject to significant uncertainties;
●	The historical financial information for the Investment Funds is not necessarily indicative of its future performance;
●	The Investment Funds’ investment strategy involves numerous and significant risks, including the risk that we may lose some or all of our investments in the Investment Funds. This risk may be magnified due to concentration of investments and investments in undervalued securities;
●	We may not be able to identify suitable investments, and our investments may not result in favorable returns or may result in losses;
●	Successful execution of our activist investment activities involves many risks, certain of which are outside of our control;
●	The Investment Funds make investments in companies we do not control;
●	The use of leverage in investments by the Investment Funds may pose a significant degree of risk and may enhance the possibility of significant loss in the value of the investments in the Investment Funds;
●	The possibility of increased regulation could result in additional burdens on our Investment segment;
●	The ability to hedge investments successfully is subject to numerous risks;
●	The Investment Funds invest in distressed securities, as well as bank loans, asset backed securities and mortgage-backed securities; and
●	The Investment Funds may invest in companies that are based outside of the United States, which may expose the Investment Funds to additional risks not typically associated with investing in companies that are based in the United States.

Risks Relating to our Consolidated Operating Subsidiaries

Our consolidated operating subsidiaries are subject to various risks, including but not limited to:

●	Changes in regulations and regulatory actions;
●	Operational disruptions, damage to property, injury to persons or environmental and legal liability;
●	Uncertainty regarding the potential spin-off of CVR Energy Inc.’s interest in the nitrogen fertilizer business;
●	Environmental laws and regulations;
●	Increased investor and market interest in environmental, social and governance (“ESG”) matters;
●	Volatility of commodity prices;
●	Compliance with the U.S. Environmental Protection Agency Renewable Fuel Standard;
●	Climate change laws and regulations;
●	Operations in foreign countries; and
●	Significant labor disputes involving any of our businesses or one or more of their customers or suppliers.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2022, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 85% of our outstanding depositary units as of December 31, 2022.

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

Today, we are a diversified holding company owning subsidiaries engaged in seven diversified reporting segments. As of December 31, 2022, through our Investment segment, we have significant positions in various investments, which include FirstEnergy Corporation (FE), Xerox Corporation (XRX), Herc Holdings, Inc. (HRI), Newell Brands, Inc. (NWL) and Southwest Gas Holdings, Inc. (SWX).

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

Business Description

Icahn Enterprises began as American Real Estate Partners L.P. in 1987 and currently operates a portfolio of seven diversified reporting segments. With the exception of our Investment segment, our operating segments primarily comprise independently operated businesses that we have obtained a controlling interest in through execution of our business strategy. Our Investment segment derives revenues from gains and losses from investment transactions. Our other operating segments derive revenues principally from net sales of various products, primarily within our Energy and Automotive segments, which together accounted for the significant majority of our consolidated net sales for each of the three years in the period ended December 31, 2022. Our other operating segments’ revenues are also derived through various other revenue streams which primarily consists of automotive services and real estate leasing operations. The majority of our consolidated revenues are derived from customers in the United States. Our Food Packaging segment accounted for the majority of our consolidated revenues derived from customers outside the United States.

Holding Company

We seek to invest our available cash and cash equivalents in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses. As of December 31, 2022, we had investments with a fair market value of approximately $4.2 billion in the Investment Funds, as defined below.

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

CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing industry through its petroleum business and in the nitrogen fertilizer manufacturing industry through its holdings in CVR Partners, LP, a publicly traded limited partnership (“CVR Partners”). CVR Energy is an independent petroleum refiner and marketer of high value transportation fuels primarily in the form of gasoline and diesel fuels, as well as renewable diesel. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR Energy has a general partner interest in CVR Partners. In addition, CVR Energy owns 37% of the outstanding common units of CVR Partners as of December 31, 2022. As of December 31, 2022, we owned approximately 71% of the total outstanding common stock of CVR Energy.

Our Energy segment’s net sales for the years ended December 31, 2022, 2021 and 2020 represented approximately 81%, 70% and 58%, respectively, of our consolidated net sales, primarily from the sale of its petroleum products.

Products, Raw Materials and Supply

CVR Energy’s refining business has the capability to process a variety of crude oil blends. It’s oil refineries in Coffeyville, Kansas and Wynnewood, Oklahoma have a combined capacity of approximately 206,500 barrels per day (“bpd”). In April 2022, CVR Energy converted its Wynnewood refinery’s hydrocracker to a renewable diesel unit (“RDU”) with a nameplate capacity of 7,500 bpd, which RDU is also capable of being returned to hydrocarbon service. In addition to the use of third-party pipelines for the supply of crude oil, CVR Energy has an extensive gathering system consisting of logistics assets that are owned, leased or part of a joint venture operation. Petroleum refining product yield includes gasoline, diesel fuel, pet coke and other refined products such as natural gas liquids, asphalt and jet fuel among other products.

CVR Partners produces and distributes nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops. The principal products are UAN and ammonia. CVR Partners’ Coffeyville, Kansas facility uses pet coke to produce nitrogen fertilizer and is supplied by its adjacent crude oil refinery pursuant to a renewable long-term agreement with CVR Energy, as well as by third parties. Historically, the Coffeyville nitrogen fertilizer plant has obtained the remainder of its pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. CVR Partners’ East Dubuque, Illinois facility uses natural gas to produce nitrogen fertilizer. The East Dubuque facility is able to purchase natural gas at competitive prices due to its connection to the Northern Natural Gas interstate pipeline system, which is within one mile of the facility, and a third-party owned and operated pipeline.

On November 21, 2022, CVR Energy’s board of directors authorized its management to explore a potential spin-off of CVR Energy’s interest in the nitrogen fertilizer business into a newly created and separately traded public company. If completed, upon effectiveness of the potential spin-off transaction, current CVR Energy stockholders would own shares of both CVR Energy, holding the refinery and renewables businesses, and a holding company, holding CVR Energy’s current ownership of the general partner interest in, and approximately 37 percent of the common units (representing limited partner interests) of, CVR Partners. If CVR Energy proceeds with the spin-off, it would be intended to be structured as a tax-free, pro-rata distribution to all of CVR Energy’s stockholders, including Icahn Enterprises, as of a record date to be determined by CVR Energy’s board of directors. Completion of any potential spin-off would be subject to various conditions, including final approval of CVR Energy’s board of directors, and there can be no assurance that the potential spin-off will be completed in the manner described above, or at all.

Environmental Regulations

CVR Energy’s petroleum and nitrogen fertilizer businesses are subject to extensive and frequently changing federal, state and local, environmental, health and safety laws and regulations governing the emission, transportation, storage, disposal and release of regulated substances or wastes, the treatment and discharge of waste-water and storm water, and the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline, diesel fuels, UAN and ammonia. These laws and regulations, their underlying regulatory requirements, and the enforcement thereof, impact the petroleum and nitrogen fertilizer businesses and their operations by imposing:

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

CVR Energy’s operations require numerous permits, licenses and authorizations. Failure to comply with these permits, licenses and authorizations or environmental laws and regulations could result in fines, penalties or other sanctions or a revocation of CVR Energy’s permits, licenses or authorizations. In addition, the laws and regulations to which CVR Energy is subject to are often evolving and many of them have or could become more stringent or have or could become subject to more stringent interpretation or enforcement by federal or state agencies. These laws and regulations could result in increased capital, operating and compliance costs.

CVR Energy’s businesses are also subject to, or impacted by, various other environmental laws and regulations such as the federal Clean Air Act, the federal Clean Water Act, the federal comprehensive Environmental Response, Compensation and Liability Act, the federal Resource Conversation and Recovery Act, federal release reporting requirements relating to the release of hazardous substances into the environment, certain fuel regulations, renewable fuel standards, as discussed below, and various other laws and regulations.

Renewable Fuel Standard

CVR Energy’s subsidiaries, Coffeyville Resource Refining & Marketing, LLC (“CRRM”) and Wynnewood Refining Company, LLC (“WRC” and together with CRRM the “obligated-party subsidiaries”) are subject to the Clean Air Act’s renewable fuel standard (“RFS”) which requires refiners to either blend “renewable fuels” with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers, in lieu of blending. See Item 1A, “Risk Factors” and Note 17, “Commitments and Contingencies,” to the consolidated financial statements for further discussion.

Automotive

We conduct our Automotive segment through our wholly owned subsidiary, Icahn Automotive Group LLC (“Icahn Automotive”). Icahn Automotive is headquartered in Kennesaw, Georgia.

Icahn Automotive was formed by us to invest in and operate businesses involved in automotive repair and maintenance services (“automotive services”) as well as the distribution and sale of automotive aftermarket parts and accessories to end-user do-it-yourself customers, wholesale distributors, and professional auto mechanics (“aftermarket parts”). Icahn Automotive’s automotive services and aftermarket parts businesses serve different customer channels and have distinct strategies, opportunities and requirements. As a result, the board of directors of Icahn Automotive has approved the separation of certain of its aftermarket parts and automotive services businesses into two independent operating companies, each with its own management team. In January of 2023, a subsidiary of Icahn Automotive, IEH Auto Parts Holding LLC and its subsidiaries (“Auto Plus”), an aftermarket parts distributor held within our Automotive segment, filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code. In the course of the Chapter 11 cases, Auto Plus will seek to sell substantially all of its assets pursuant to Section 363 of the Bankruptcy Code, with the proceeds of such sale used to satisfy obligations to its creditors, and to settle or discharge all of its obligations, in each case subject to approval by the Bankruptcy Court.

Our Automotive segment’s net sales for the years ended December 31, 2022, 2021 and 2020 represented approximately 13%, 17% and 28%, respectively, of our consolidated net sales.

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

Suppliers

Icahn Automotive purchases parts from manufacturers and other distributors for sale in the aftermarket. Purchases are made based on current inventory or operational needs and are fulfilled by suppliers within short periods of time. During 2022, Icahn Automotive’s ten largest suppliers accounted for approximately 60% of the merchandise purchased and its two largest suppliers accounted for more than 29% of the merchandise purchased. Icahn Automotive believes that the relationships that it has established with its suppliers are generally positive. In the past, Icahn Automotive has not experienced difficulty in obtaining satisfactory sources of supply and it believes that adequate alternative sources of supply exist, at similar cost, for the types of merchandise sold in its stores.

Other Operating Segments

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. Approximately 69% of Viskase’s net sales during 2022 were derived from customers outside the United States.

In October 2020, Viskase completed an equity private placement whereby we acquired an additional 50,000,000 shares of Viskase common stock for $100 million. In December 2022, we purchased an additional 1,123,363 shares of Viskase common stock for $1 million. As of December 31, 2022, we owned approximately 90% of the total outstanding common stock of Viskase.

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

Employees

We have an aggregate of 41 employees at our Holding Company and Investment segment. Our other reporting segments employ an aggregate of approximately 20,000 employees, of which approximately 67% are employed within our Automotive segment, 12% are employed with our Food Packaging segment and 10% or less at each of our other segments. Approximately 17% of our employees are employed internationally, primarily within our Food Packaging and Home Fashion segments.

Available Information

Icahn Enterprises maintains a website at www.ielp.com. We provide access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge through this website as soon as reasonably practicable after such material is electronically filed with the SEC. Paper copies of annual and periodic reports filed with the SEC may be obtained free of charge upon written request by contacting our headquarters at the address located on the front cover of this report or under Contact Us on our website. In addition, our corporate governance guidelines, including Code of Ethics and Business Conduct and audit committee Charter, are available on our website (under Corporate Governance) and are available in print without charge to any stockholder requesting them. Any amendment or waiver of the provisions of our Code of Ethics will be posted on our website. The SEC maintains a website that contains reports, information statements, and other information regarding issuers like us who file electronically with the SEC. The SEC’s website is located at www.sec.gov.

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

Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises, and approximately 85% of Icahn Enterprises’ outstanding depositary units as of December 31, 2022, and, as a result, has the ability to influence many aspects of our operations and affairs.

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

Non-U.S. persons may be subject to withholding regimes and U.S. federal income tax on certain income they may earn from holding or disposing of our units.

Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. Withholding taxes may also apply to proceeds received from a sale, exchange or other disposition of our units.

We may be liable for any underwithholding by nominees on our distributions or on transfers of our units made after January 1, 2023.

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

For transfers, including a sale, exchange or other disposition of units, that occur on or after January 1, 2023, a publicly traded partnership may be liable for any underwithholding by a broker that relies on a qualified notice for which the publicly traded partnership failed to make a reasonable estimate of the amounts required for determining the applicability of the “10 percent exception.” The “10 percent exception” applies if, either (1) the publicly traded partnership was not engaged in a U.S. trade or business during a specified time period, or (2) upon a hypothetical sale of the publicly traded partnership’s assets at fair market value, (i) the amount of net gain that would have been effectively connected with the conduct of a U.S. trade or business would be less than 10% of the total net gain, or (ii) no gain would have been effectively connected with the conduct of a U.S. trade or business.

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

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 85% of Icahn Enterprises’ outstanding depositary units as of December 31, 2022. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”). All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of December 31, 2022. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $32 million as of December 31, 2022. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

Our failure to comply with the covenants under any of our debt instruments, including our indentures governing our senior unsecured notes (including our failure to comply as a result of events beyond our control, including the change in the fair value of our investment in the Investment Funds) may trigger a default or event of default under such instruments. If there were an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. In addition, any event of default or declaration of acceleration under one debt instrument could result in an event of default and declaration of acceleration under one or more of our other debt instruments. It is possible that, if the defaulted debt is accelerated, our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments and we cannot assure you that we would be able to refinance or restructure the payments on those debt securities.

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

As of December 31, 2022, we had investments in the Investment Funds with a fair market value of approximately $4.2 billion, which may be accessed on short notice to satisfy our liquidity needs. However, if the Investment Funds experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.

Future cash distributions to Icahn Enterprises’ unitholders, if any, can be affected by numerous factors.

While we made cash distributions to Icahn Enterprises’ unitholders in each of the four quarters of 2022, the payment of future distributions will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered.

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

Risks Relating to Our Investment Segment

Our investments may be subject to significant uncertainties.

Our investments may not be successful for many reasons, including, but not limited to:

●	fluctuations of or sustained increases in interest rates;
●	lack of control in minority investments;
●	worsening of general economic and market conditions;
●	lack of diversification;
●	lack of success of the Investment Funds’ activist strategies;
●	inflationary conditions;
●	fluctuations of U.S. dollar exchange rates; and
●	adverse legal and regulatory developments that may affect particular businesses.

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

As of December 31, 2022, our top five holdings in the Investment Funds had a market value of approximately $2.6 billion, which represented approximately 29% of our assets under management for the Investment Segment. Therefore, a significant decline in the fair market values of our larger positions may have a material adverse impact on our consolidated financial position, results of operations or cash flows and the trading price of our depositary units. Certain of the companies in our Investment Funds file annual, quarterly and current reports with the SEC, which are publicly available, and contain additional risk factors with respect to such companies.

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

For reasons not necessarily attributable to any of the risks set forth in this Report (e.g., supply/demand imbalances or other market forces), the prices of the securities in which the Investment Funds invest may decline substantially. In particular, purchasing assets at what may appear to be undervalued levels is no guarantee that these assets will not be trading at even more undervalued or otherwise lower levels at a future time of valuation or at the time of sale.

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

In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations or other developments could require our businesses to make additional unforeseen expenditures. It is unclear what impact the federal administration will have on the environmental laws and regulations applicable to us; however, measures to address climate change and reduce greenhouse gas (“GHG”) emissions (including carbon dioxide, methane, and nitrous oxides) are in various phases of discussion or implementation and could affect our operations by requiring increased operating and capital costs and/or increasing taxes on GHG emissions. There is also increased agency interest in per- and polyfluoroalkyl substances (“PFAS”). On August 26, 2022, the EPA issued a proposal to designate two PFAS compounds as hazardous substances by 2023. If PFAS compounds are designated as hazardous substances, the EPA could have the ability to order the investigation and remediation of those compounds at EPA clean-up sites. The EPA could also have the authority to reopen closed sites which are shown to be impacted by these PFAS compounds. This could lead to increased monitoring obligations and potential liability related thereto. If we are unable to maintain sales of our products at a price that reflects such increased costs, or if there is a reduced demand for our products, there could be a material adverse effect on our business, financial condition and results of operations. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. These expenditures or costs for environmental compliance could have a material adverse effect on our operating subsidiaries’ results of operations, financial condition and profitability. Certain of our subsidiaries’ facilities operate under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. These permits, licenses, approvals, limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval, limit or standard. Non-compliance or incomplete documentation of our subsidiaries’ compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, there may be times when certain of our subsidiaries are unable to meet the standards and terms and conditions of our permits, licenses and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on their ability to operate their facilities and accordingly on our consolidated financial position, results of operations or cash flows. Refer to Note 17, “Commitments and Contingencies,” to the consolidated financial statements for additional discussion of environmental matters affecting our businesses.

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

Some of these factors can vary by region and may change quickly, adding to market volatility, while others may have longer-term effects on refining and marketing margins, which are uncertain. CVR Energy does not produce crude oil and must purchase all of the crude oil it refines long before it refines them and sell the refined products. Price level changes during the period between purchasing feedstocks and selling the refined petroleum products from these feedstocks could have a significant effect on our Energy segment’s financial results and a decline in market prices may negatively impact the carrying value of its inventories.

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

The U.S. Environmental Protection Agency (the “EPA”) has promulgated the Renewable Fuel Standards (“RFS”), which requires refiners to either blend “renewable fuels,” such as ethanol and biofuel, into their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. Under the RFS, the volume of renewable fuels that refineries like Coffeyville and Wynnewood are obligated to blend into their finished petroleum products is adjusted annually by the EPA. The petroleum business is not able to blend the substantial majority of its transportation fuels, so it has to purchase RINs on the open market as well as waiver credits for cellulosic biofuels from the EPA, or receive exemptions in order to comply with the RFS. The price of RINs became extremely volatile when the EPA’s proposed renewable fuel volume mandates approached and exceeded the “blend wall.” The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume (“E10 gasoline”) is blended into transportation fuel.

The petroleum business cannot predict the future prices of RINs. The price of RINs has been extremely volatile in the past. The cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at the refineries and downstream terminals, all of which can vary significantly from period to period. However, the costs to obtain the necessary number of RINs and waiver credits fluctuates and could be material, if the price for RINs increases. Additionally, because the petroleum business does not produce renewable fuels, increasing the volume of renewable fuels that must be blended into its products displaces an increasing volume of the refineries’ product pool, potentially resulting in lower earnings and materially adversely affecting the petroleum business’ cash flows. If the demand for the petroleum business’ transportation fuel decreases as a result of the use of increasing volumes of renewable fuels, increased fuel economy as a result of new EPA fuel economy standards, or other factors, the impact on our Energy segment’s business could be material. If sufficient RINs are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA’s RFS mandates, our Energy segment’s business, financial condition and results of operations could be materially adversely affected.

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

The potential spin-off of CVR Energy’s interest in the nitrogen fertilizer business could involve significant time and expense and management attention, could disrupt or adversely affect the consolidated or separate businesses, results of operations and financial condition and may not be completed in accordance with the expected terms or anticipated timelines, or at all and may not achieve the intended results.

On November 21, 2022, our majority owned subsidiary CVR Energy announced that its board of directors authorized its management to explore a potential spin-off of its interest in CVR Energy’s nitrogen fertilizer business, which is owned by CVR Energy through the general and limited partner interests it holds in CVR Partners. If completed, upon effectiveness of the potential spin-off transaction, current CVR Energy stockholders, including Icahn Enterprises, would own shares of both CVR Energy, holding the refinery and renewables businesses, and a holding company, holding CVR Energy’s current ownership of the general partner interest in, and approximately 37 percent of the common units (representing limited partner interests) of, CVR Partners. Unanticipated developments could delay, prevent or otherwise adversely affect the potential spin-off, including but not limited to disruptions in general market conditions or potential problems or delays in obtaining various regulatory and tax approvals or clearances. There can be no assurance that the potential spin-off transaction will be completed in the manner anticipated by CVR Energy, or at all, and it has not set a timetable for completion of any such transaction. CVR Energy’s business relationships may be subject to disruption as a result if its customers, vendors and others attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than CVR Energy.  These disruptions could adversely affect our business, including adversely affecting our ability to realize the anticipated benefits of the potential spin-off. If the potential spin-off is completed, the anticipated benefits and synergies of the transaction, strategic and competitive advantages of each company, and future growth and other opportunities for each company may not be realized within the expected time periods or at all. Failure to implement the potential spin-off effectively could also result in a lower value to our company and our stockholders.

If the potential spin-off of CVR Partners by CVR Energy does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the potential spin-off could result in substantial tax liability.

If CVR Energy pursues the potential spin-off, it intends to obtain an opinion as to the tax-free nature of the spin-off under the Internal Revenue Code, as amended. The opinion would be based, among other things, on various factual assumptions and representations CVR Energy would make. If any of these assumptions or representations are, or become, inaccurate or incomplete, reliance on the opinion and ruling may be jeopardized. If the potential spin-off would not qualify for tax-free treatment for U.S. federal income tax purposes, the resulting tax liability to CVR Energy and stockholders of the newly formed company could be substantial.

Our subsidiaries’ competitors may be larger and have greater financial resources and operational capabilities than our subsidiaries do, which may require them or us to invest significant additional capital in order to effectively compete. Our investments, or our subsidiaries’ investments, may not achieve desired results.

Our operating subsidiaries face competitive pressures within markets in which they operate. We manage our subsidiaries with the objective of growing their value over time by, among other means, investing in and strengthening our subsidiaries’ competitive advantages. Many factors, including availability of financial resources, supply chain capabilities and local market changes, may limit our ability to strengthen our subsidiaries’ competitive advantages. In addition, competitors may be significantly larger than our subsidiaries are and may have greater financial resources and operational capabilities. Accordingly, our subsidiaries may require significant additional resources, which may not be available to them through internally generated cash flows. With respect to our Automotive segment, we have invested significant resources in various initiatives to remain competitive and stimulate growth. Despite these efforts, in January 2023, Auto Plus filed the Chapter 11 Cases in Bankruptcy Court. In the course of the Chapter 11 cases, Auto Plus will seek to sell substantially all of its assets pursuant to Section 363 of the Bankruptcy Code, with the proceeds of such sale used to satisfy obligations to its creditors, and to settle or discharge all of its obligations, in each case subject to approval by the Bankruptcy Court, which will have a negative impact on the results of operations and balance sheet of our Automotive segment. In addition, we will continue to consider strategic alternatives in our automotive aftermarket parts business to maximize value. If we are unable to implement these initiatives efficiently and effectively, or if these initiatives are unsuccessful, our consolidated financial condition, results of operations and cash flows could be adversely affected.

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

Our subsidiaries’ indebtedness could:

●	limit their ability to borrow money for working capital, capital expenditures, debt service requirements or other corporate purposes, guarantee additional debt or issue redeemable, convertible of preferred equity;
●	limit their ability to make distributions or prepay its debt, incur liens, enter into agreements that restrict distributions from restricted subsidiaries, sell or otherwise dispose of assets (including capital stock of subsidiaries), enter into transactions with affiliates and merger consolidate or sell substantially all of its assets;
●	require them to dedicate a substantial portion of their cash flow to payments on indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development, and other corporate requirements;
●	increase their vulnerability to general adverse economic and industry conditions; and
●	limit their ability to respond to business opportunities.

In January of 2023, Auto Plus filed a voluntary Chapter 11 petition in Bankruptcy Court, pursuant to which it will seek to sell substantially all of its assets and use the proceeds to satisfy its obligations to creditors. Certain of our subsidiaries’ indebtedness accrue interest at variable rates. To the extent market interest rates rise, the cost of their debt would increase, adversely affecting their financial condition, results of operations and cash flows.

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

General Risk Factors

General

All of our businesses are subject to the effects of the following:

●	the threat of terrorism or war;
●	health epidemics or pandemics (or expectations about them)
●	loss of any of our or our subsidiaries’ key personnel;
●	the unavailability, as needed, of additional financing;
●	sustained inflationary conditions;
●	higher or volatile interest rates;

●	significant competition, varying by industry and geographic markets;
●	the unavailability of insurance at acceptable rates; and
●	litigation not in the ordinary course of business (see Item 3, “Legal Proceedings,” of this Report).

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

Our consolidated results of operations and financial condition have recently been impacted primarily by the net declines in fair value of investments held by our Investment segment and the Holding Company as well as disruptions or delays in supply chains, increased interest rates, and reduced economic activity with respect to our Energy segment. The impact on our businesses has also included the acceleration of planned store closures in our Automotive segment, which has contributed to the Chapter 11 filing of Auto Plus lowering forecasts across various segments and recording write-downs to inventories and other assets. In addition, the COVID-19 pandemic may subject our and our subsidiaries’ operations, financial performance and financial condition to a number of additional operational-related, market-related and liquidity and funding-related risks.

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

The extent to which the COVID-19 pandemic may negatively impact our business and operations will depend on the severity, location, and duration of the effects and spread of COVID-19 and the emergence of new variants, the actions undertaken by national, regional, and local governments and health officials to contain such virus or remedy its effects, and if, how quickly and to what extent economic conditions recover and normal business and operating conditions resume. Further, the COVID-19 pandemic may affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results.

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

An increase in inflation could have adverse effects on our results of operations

Inflation in the United States increased beginning in the second half of 2021 and has continued into 2023, due to a substantial increase in money supply, a simulative fiscal policy, a significant rebound in consumer demand as COVID-19 restrictions were relaxed, the Russia-Ukraine conflict, and worldwide supply chain disruptions resulting from the economic contraction caused by COVID-19 and lock downs followed by a rapid recovery. An increase in inflation could have a negative impact on our consolidated financial condition, results of operations or cash flows.

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

Investor and market sentiment towards climate change, fossil fuels, GHG emissions, environmental justice, and other Environmental, Social and Governance (“ESG”) matters could adversely affect our business and cost of capital.

There have been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities, and other groups, to promote the divestment of securities of companies in the energy industry, as well as to pressure lenders and other financial services companies to limit or curtail activities with companies in the energy industry. As a result, some financial intermediaries, investors, and other capital markets participants have reduced or ceased lending to, or investing in, companies that operate in industries with higher perceived environmental exposure, such as the energy industry. If we and our Energy segment are unable to meet the ESG standards or investment, lending, ratings, or other policies set by these parties, we may lose investors, investors may allocate a portion of their capital away from us, our cost of capital may increase, the price of our securities may be negatively impacted and our reputation may also be negatively affected.

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

Automotive

Icahn Automotive’s operations include approximately 1,320 company operated store locations, 748 franchise locations and 56 tire hub and distributions centers throughout the United States. Approximately 80% of Icahn Automotive’s facilities are leased and the remainder are owned.

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

Holders of Record

As of December 31, 2022, there were approximately 1,700 record holders of Icahn Enterprises’ depositary units including multiple beneficial holders at depositories, banks and brokers listed as a single record holder in the street name of each respective depository, bank or broker.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2022, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 85% of Icahn Enterprises’ outstanding depositary units as of December 31, 2022.

Significant Transactions and Developments

Debt Issuances and Repayments

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

Throughout 2020, 2021 and continuing in 2022, the COVID-19 pandemic, and actions taken by governments and others in response thereto, has negatively impacted the global economy, financial markets, and certain of the industries in which our subsidiaries operate. Our consolidated results of operations and financial condition have been impacted primarily by the volatility in the fair value of investments held by our Investment segment and the Holding Company as well as volatility in the global demand for refined products, especially gasoline and diesel fuels, with respect to our Energy segment. The impact on our businesses has also included the acceleration of selective planned store closures in our Automotive segment and recording write-downs to inventories. The economic conditions that persisted for much of 2020 have improved in 2021 and 2022 as more governments reduce restrictions and more businesses resume operations, although supply chain issues have continued to persist. Recent interest rate increases have increased the costs of borrowing.

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

The comparability of our summarized consolidated financial results presented below is affected by, among other factors, (i) the performance of the Investment Funds, (ii) the results of our Energy segment’s operations, impacted by the demand and prices for its products and (iii) the sale of PSC Metals in 2021. Refer to our respective segment discussions and “Other Consolidated Results of Operations” below for further discussion.

							Net Income (Loss) From
							Continuing Operations
				Net Income (Loss) From			Attributable to Icahn
	Revenues			Continuing Operations			Enterprises
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020

	(in millions)
Investment	$(23)	$202	$(1,249)	$(223)	$(32)	$(1,447)	$(89)	$(16)	$(765)
Holding Company	78	(25)	(70)	(175)	(402)	(476)	(175)	(402)	(476)

Other Operating Segments:
Energy	10,815	7,327	3,966	596	29	(327)	304	(5)	(194)
Automotive	2,398	2,370	2,465	(192)	(260)	(198)	(192)	(260)	(198)
Food Packaging	426	402	403	2	(2)	4	2	(2)	4
Real Estate	118	96	98	7	(8)	(16)	7	(8)	(16)
Home Fashion	217	197	190	(22)	(8)	(7)	(22)	(8)	(7)
Pharma	72	85	3	(18)	(3)	(1)	(18)	(3)	(1)
Metals	—	684	317	—	186	—	—	186	—
Other operating segments	14,046	11,161	7,442	373	(66)	(545)	81	(100)	(412)
Consolidated	$14,101	$11,338	$6,123	$(25)	$(500)	$(2,468)	$(183)	$(518)	$(1,653)

Management’s Discussion and Analysis of Results of Operations discusses the comparisons between the years ended December 31, 2022 and 2021. Certain discussions of results of operations for the comparisons between the years ended December 31, 2021 and 2020 are not included in this Report. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 25, 2022, which is incorporated by reference herein, for such discussions.

Investment

We invest our proprietary capital through various private investment funds (the “Investment Funds”). As of December 31, 2022 and 2021, we had investments with a fair market value of approximately $4.2 billion, in the Investment Funds. As of December 31, 2022 and 2021, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn), was approximately $4.9 billion and $5.0 billion, respectively.

Our Investment segment’s results of operations are reflected in net income (loss) in the consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of December 31, 2022.

For the years ended December 31, 2022, 2021 and 2020, our Investment Funds’ returns were (2.4)%, (0.3)%, and (14.3)%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses. The following table sets forth the performance attribution for the Investment Funds’ returns:

	Year Ended December 31,
	2022	2021	2020
Long positions	(3.3)%	84.9%	0.6%
Short positions	0.1%	(84.0)%	(14.9)%
Other	0.8%	(1.2)%	—%
	(2.4)%	(0.3)%	(14.3)%

The following table presents net loss for our Investment segment:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Long positions	$(264)	$2,916	$(50)
Short positions	(38)	(2,906)	(1,400)
Other	79	(42)	3
	$(223)	$(32)	$(1,447)

For the year ended December 31, 2022, the Investment Funds’ negative performance was driven by net losses in long positions and short positions. The negative performance of long positions was primarily driven by the negative performance of a healthcare investment of approximately $1.3 billion and the aggregate performance of investments with net losses across various sectors of $1.0 billion, offset in part by gains from two energy sector investments aggregating $2.0 billion. The negative performance of our Investment segment’s short positions was driven by the negative performance of certain credit default swap positions of $742 million and an energy sector hedge totaling $420 million offset in part by gains from a broad market hedge totaling $1.0 billion.

For the year ended December 31, 2021, the Investment Funds’ negative performance was driven by net losses in short positions, offset in part by net gains in long positions. The negative performance of our Investment segment’s short positions was primarily driven by the negative performance of broad market hedges of $1.2 billion, an energy sector investment of $752 million and a consumer, cyclical sector investment of $506 million. The aggregate performance of investments with net losses across various sectors accounted for an additional negative performance of our Investment segment’s short positions. The negative performance of our Investment segment’s short positions was offset in part by gains from a consumer, cyclical sector investment of $204 million. The positive performance of our Investment segment’s long positions was primarily driven by gains from two energy sector investments aggregating approximately $1.7 billion, a consumer, non-cyclical sector investment of $420 million and a utilities sector investment of $220 million. The aggregate performance of investments with net gains across various sectors accounted for an additional positive performance of our Investment segment’s long positions.

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The sale of petroleum products accounted for approximately 92%, 93% and 91% of our Energy segment’s net sales for the years ended December 31, 2022, 2021 and 2020, respectively.

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

In April 2022, our Energy segment completed a renewable diesel project at one of its refineries, which converted the refinery’s hydrocracker to a renewable diesel unit (“RDU”) capable of producing 100 million gallons of renewable diesel per year and approximately 170 to 180 million RINs annually at a total cost of $179 million. The renewable diesel facility produces renewable diesel and has a capacity of approximately 7,500 barrels per day. Further, the conversion enables our Energy segment to capture additional benefits associated with the existing blenders’ tax credit that is currently set to expire at the end of 2024 and low carbon fuel standard programs in states such as California. Our Energy segment has additional plans to add pretreating capabilities for the RDU and is exploring potential additional renewables projects at its other facilities. These collective renewable diesel efforts could reduce our Energy segment’s Renewable Fuels Standard (“RFS”) exposure. However, any actions taken by the courts, the EPA or the Biden administration, and/or market conditions could significantly impact the amount by which our Energy segment’s renewable diesel business mitigates our costs to comply with the RFS, if at all.

The following table presents our Energy segment’s net sales, cost of goods sold and gross margin:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Net sales	$10,896	$7,242	$3,930
Cost of goods sold	9,811	7,069	4,164
Gross profit	$1,085	$173	$(234)

Net sales for our Energy segment increased by approximately $3.7 billion (50%) for the year ended December 31, 2022 as compared to the comparable prior year period due to an increase in our petroleum business’ net sales, which increased approximately $3.4 billion, as well as an increase in our nitrogen fertilizer business’ net sales, which increased $303 million over the comparable periods. The increase in the petroleum business’ net sales was primarily due to price increases resulting from tight inventory levels and increased demand in Europe, which is impacted by the ongoing Russia-Ukraine conflict. Further, net sales were lower in the comparable period due to the impact of Winter Storm Uri, resulting in reduced production rates at both refineries. Our nitrogen fertilizer business’ net sales increased primarily due to favorable pricing conditions for ammonia and urea ammonium nitrate (“UAN”).

Cost of goods sold for our Energy segment increased by approximately $2.7 billion (39%) for the year ended December 31, 2022 as compared to the comparable prior year period. The increase was primarily due to our petroleum business as a result of higher cost of consumed crude oil, which was primarily due to higher oil prices. Gross profit for our Energy segment improved by $912 million for the year ended December 31, 2022 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 10% and 2% for the year ended December 31, 2022 and

2021, respectively. The improvement in gross margin was primarily attributable to the petroleum business, which was primarily due to higher crack spreads.

Automotive

Our Automotive segment’s results of operations are generally driven by the demand for automotive service and maintenance and are affected by the relative strength of automotive replacement trends, among other factors.

Our Automotive segment has been in the process of a multi-year transformational plan. As part of this plan, during the year ended December 31, 2022, our Automotive segment completed the separation of certain of its automotive services and aftermarket parts businesses into two separate operating companies. In January 2023, Auto Plus filed a voluntary bankruptcy petition seeking relief under Chapter 11 of the Bankruptcy Code, which we anticipate will reduce the assets and negatively impact the net sales of our Automotive segment in future periods. Our Automotive segment’s priorities include:

●	Positioning the service business to take advantage of opportunities in the do-it-for-me market and vehicle fleets;
●	Improving inventory management across Icahn Automotive’s parts and tire distribution network;
●	Investment in capital projects within Icahn Automotive’s owned and leased locations to increase leasing revenue and reduce occupancy costs;
●	Investment in customer experience initiatives and selective upgrades in facilities;
●	Investment in employees with focus on training and career development investments; and
●	Business process improvements, including investments in our supply chain and information technology capabilities.

The following table presents our Automotive segment’s operating revenue, cost of goods sold and other expenses and gross margin. Our Automotive segment’s results of operations also include automotive services labor. Automotive services labor revenues are included in other revenues from operations in our consolidated statements of operations; however, the sale of any installed parts or materials related to automotive services are included in net sales. Our Automotive segment’s revenues from operating leases and expenses are included in other revenues from operations and other expenses from operations, respectively, in our consolidated statements of operations, but are excluded from the table below. Therefore, we discuss the combined results of our automotive net sales and automotive services labor revenues below.

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Net sales and other revenue from operations	$2,349	$2,384	$2,478
Cost of goods sold and other expenses from operations	1,729	1,804	1,793
Gross profit	$620	$580	$685

Net sales and other revenues from operations for our Automotive segment for the year ended December 31, 2022 decreased by $35 million (1%) as compared to the comparable prior year period. The decrease was attributable to a decrease in aftermarket parts sales of $175 million (13%), offset in part by an increase in automotive services revenue of $210 million (21%). The decrease in aftermarket part sales was driven by lower volumes, offset in part by price increases. The increases in automotive services revenues was driven by price increases, offset in part by lower volumes.

Cost of goods sold and other expenses from operations for the year ended December 31, 2022 decreased by $75 million as compared to the comparable prior year period. The decrease was primarily driven by lower costs attributable to lower volumes for the year ended December 31, 2022. Gross profit on net sales and other revenue from operations for the year ended December 31, 2022 increased by $40 million (7%) as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 26% and 24% for the years ended December 31, 2022 and 2021, respectively. The increase in gross margin was primarily driven by price increases. In addition, cost of goods sold and other expenses from operations for the year ended December 31, 2022 was impacted by out-of-period adjustments substantially related to inventory write-downs totaling $51 million and current period inventory write-downs totaling $33 million. Cost of goods sold and other expenses from operations for the year ended December 31, 2021 was impacted by inventory write-downs of $56 million.

Food Packaging

Our Food packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Net sales for the year ended December 31, 2022 increased $15 million (4%) as compared to the comparable prior year period. The increase was due to an increase of $60 million in price and product mix, offset by a decrease of $16 million due to unfavorable effects of foreign exchange and a decrease of $29 million due to lower volume. Cost of goods sold for the year ended December 31, 2022 increased by $14 million (4%) as compared to the comparable prior year period due to inflation of raw material costs and lower absorption of manufacturing costs at Viskase plants due to labor and raw material supply shortages. Gross margin as a percentage of net sales was 17% and 18% for the year ended December 31, 2022 and 2021, respectively.

Real Estate

Our Real Estate segment consists primarily of investment properties, the development and sale of single-family homes, and the management of a country club. Sales of single-family homes are included in net sales in our consolidated statements of operations. Results from investment properties and country club operations are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for each of the years ended December 31, 2022 and 2021 were primarily derived from the sale of single-family homes.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Net sales for the year ended December 31, 2022 increased by $20 million (10%) compared to the comparable prior year period primarily due to increased hospitality sales driven by leisure and business travel. Cost of goods sold for the year ended December 31, 2022 increased $27 million (17%) compared to the comparable prior year period due to higher material and freight costs. Gross margin as a percentage of net sales was 14% and 19% for the year ended December 31, 2022 and 2021, respectively. The decrease is due to higher material and freight costs and a decline in the sale of certain higher margin products.

Pharma

Our Pharma segment derives revenues primarily from the sale of its products directly to customers, wholesalers and pharmacies.

Net sales for the year ended December 31, 2022 decreased by $15 million (19%) compared to the comparable prior year period primarily due to a one-time sale of approximately $13 million in the first quarter of 2021. Cost of goods sold for the year ended December 31, 2022 decreased $2 million (4%) compared to the comparable prior year period due to lower volumes. Gross margin as a percentage of net sales was 27% and 38% for the year ended December 31, 2022 and 2021, respectively. The decrease is mostly due to the absence of the one-time sale in the first quarter of 2021 mentioned above.

Holding Company

Our Holding Company’s results of operations primarily reflect the interest expense on its senior unsecured notes and investment gains and losses from equity investments for each of the years ended December 31, 2022 and 2021.

Other Consolidated Results of Operations

Gain On Disposition of Assets, Net

As discussed in Note 1, "Description of Business," to the consolidated financial statements included in this Form 10-K, we sold PSC Metals, resulting in a pretax gain on disposition of assets of $163 million for the year ended December 31, 2021.

Selling, General and Administrative

Our consolidated selling, general and administrative during the year ended December 31, 2022 increased by $12 million (1%) as compared to the comparable prior year period primarily due to higher expenses of our Energy segment mainly related to increased personnel costs driven by higher share-based compensation.

Impairment

Refer to Note 9, “Goodwill and Intangible Assets, Net,” to the consolidated financial statements for a discussion of impairments of assets, which were not significant.

Interest Expense

Our consolidated interest expense during the year ended December 31, 2022 decreased by $98 million (15%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense from our Investment segment due to lower balances on certain credit default swap positions, lower interest expense for our Energy segment due to lower weighted average interest rates resulting from their respective debt refinancings and lower interest expense for our Holding Company due to the redemption of $500 million of senior unsecured notes in February 2022.

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

As of December 31, 2022, our Holding Company had cash and cash equivalents of $1.7 billion and total debt of approximately $5.3 billion. As of December 31, 2022, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.2 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

	December 31,
	2022	2021

	(in millions)
6.750% senior unsecured notes due 2024	—	499
4.750% senior unsecured notes due 2024	1,103	1,105
6.375% senior unsecured notes due 2025	749	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,460	1,461
4.375% senior unsecured notes due 2029	747	747
	$5,309	$5,810

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

The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, the 6.375% senior unsecured note due 2025 and the 6.250% senior unsecured note due 2026 are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.

As of December 31, 2022 and 2021, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2022, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

Future Debt Service Obligations

Interest payments on our Holding Company’s senior unsecured notes will be approximately $287 million for 2023, $272 million for 2024, $235 million for 2025, $138 million for 2026 and an aggregate of $97 million for 2026 through 2029.

At-The-Market Offerings

In May 2019, Icahn Enterprises entered into an Open Market Sale Agreement, pursuant to which Icahn Enterprises was able to sell its depositary units, from time to time, for up to $400 million in aggregate sale proceeds, under its ongoing “at-the-market” offering. This agreement has been subsequently terminated and superseded by subsequent agreements with substantially the same terms. During the year ended December 31, 2022, Icahn Enterprises sold 14,619,272 depositary units pursuant to these agreements, resulting in gross proceeds of $759 million. As of December 31, 2022, we continue to have an active Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $325 million in aggregate gross sale proceeds pursuant to this agreement entered into on November 21, 2022. No assurance can be made that any or all amounts will be sold during the term of this agreement, and we have no obligation to sell additional depositary units under this Open Market Sale Agreement. Depending on market conditions, we may continue to sell depositary units under the Open Market Sale Agreement, and, if appropriate, enter into a new Open Market Sale Agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing Open Market Sale Agreement. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. While we were able to sell shares during the year ended December 31, 2022, there can be no assurance that any future capital will be available on acceptable terms or at all under this program.

LP Unit Distributions

During the year ended December 31, 2022, we declared four quarterly distributions aggregating $8.00 per depositary unit. In connection with these distributions, aggregate cash distributions to all depositary unitholders were $222 million.

On February 22, 2023, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about April 19, 2023 to depositary unitholders of record at the close of business on March 13, 2023. Depositary unitholders will have until April 6, 2023 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending April 14, 2023. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

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

Sale of Investments

During 2022, we received proceeds of $153 million from the sale of equity investments held by the Holding Company.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of December 31, 2022, the Investment Funds’ had a net short notional exposure of 47%. The Investment Funds’ long exposure was 94% (71% long equity and 23% long credit) and its short exposure was 140% (128% short equity and 12% short credit). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at December 31, 2022.

Of the Investment Funds’ 94% long exposure, 74% was comprised of the fair value of its long positions (with certain adjustments) and 20% was comprised of single name equity forward and swap contracts and an option contract. Of the Investment Funds’ 140% short exposure, 71% was comprised of the fair value of its short positions and 69% was comprised of short broad market index swap derivative contracts and short credit default swap contracts.

With respect to both our long positions that are not notionalized (74% long exposure) and our short positions that are not notionalized (71% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other short positions (69% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	December 31,
	2022	2021

	(in millions)
Energy	$510	$510
Automotive	32	28
Food Packaging	9	10
Real Estate	26	30
Home Fashion	5	3
Pharma	16	14
	$598	$595

Segment Borrowings and Availability

Segment debt consists of the following:

	December 31,
	2022	2021

	(in millions)
Energy	$1,591	$1,660
Automotive	21	26
Food Packaging	162	155
Real Estate	1	1
Home Fashion	12	40
	$1,787	$1,882

In February 2022, CVR Partners redeemed the remaining $65 million aggregate principal amount of its 9.25% senior secured notes due June 2023 at par. This transaction is expected to result in annual savings of approximately $6 million in future interest expense.

As of December 31, 2022, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

December 31,
2022
(in millions)
Energy	$287
Food Packaging	17
Home Fashion	1
$305

As of December 31, 2022 and 2021, total availability under CVR Refining and CVR Partners variable rate asset based revolving credit facilities aggregated $287 million and $396 million, respectively. CVR Refining also had $23 million and $39 million of letters of credit outstanding as of December 31, 2022 and December 31, 2021, respectively.

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

After giving effect to certain debt activity in February 2022, as discussed above, our Energy segment’s future debt maturities (excluding financing leases) are $600 million for 2025 and $950 million for 2028. Future interest payments for our Energy segment are expected to be approximately $91 million to $89 million for each of 2022, 2023 and $63 million for 2024. Interest payments are expected to be $59 million for each of 2025 and 2026, and an aggregate of $11 million for 2027 through 2028.

Subsidiary Dividends

During the year ended December 31, 2022, our Energy segment paid three quarterly distributions aggregating $1.20 per share. Our portion of the dividend aggregated to $85 million. In addition, in the second, third and fourth quarters of 2022, our Energy segment paid a special dividend which included $256 million in cash for our portion. Furthermore, during the year ended December 31, 2022, our energy segment had aggregate distributions to non-controlling interests of $129 million as a result of distributions paid by CVR Partners to its common unit holders.

Subsidiary Stock Repurchase Program

On October 23, 2019, the Board of Directors of CVR Energy approved a stock repurchase program which would enable it to repurchase up to $300 million of its common stock from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The stock repurchase program has a duration of four years, which may be terminated by the Board of Directors of CVR Energy at any time. Repurchases, if any, including the timing, price and amount, may be made at the discretion of CVR Energy management and CVR Energy is not obligated to make any repurchases. CVR Energy did not repurchase any shares of its common stock as of December 31, 2022.

On May 6, 2020, the Board of Directors of CVR Partners’ general partner approved a unit repurchase program which would enable it to repurchase up to $10 million of its common units from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. On February 22, 2021, the Board of Directors of CVR Partners authorized an additional $10 million under the unit repurchase program. During 2022, CVR Partners repurchased common units on the open market at a cost of $12 million. As of December 31, 2022, CVR Partners has a nominal amount remaining under its unit repurchase program.

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities	Activities	Activities	Activities

	(in millions)
Holding Company	$(315)	$282	$40	$(368)	$507	$704	$(351)	$(954)	$(911)
Investment	461	—	(14)	381	—	74	(191)	—	763

Other Operating Segments:
Energy	967	(271)	(696)	396	(238)	(315)	90	(423)	355
Automotive	(88)	(110)	195	(119)	77	42	(9)	53	(45)
Food Packaging	15	(22)	6	3	(17)	4	34	(19)	(18)
Real Estate	26	(10)	(23)	18	(9)	3	24	(4)	(46)
Home Fashion	(13)	(2)	21	(20)	(2)	18	3	(5)	2
Pharma	2	—	—	6	—	—	(2)	12	(2)
Metals	—	—	—	24	(11)	(16)	(14)	(1)	9
Other operating segments	909	(415)	(497)	308	(200)	(264)	126	(387)	255
Total before eliminations	1,055	(133)	(471)	321	307	514	(416)	(1,341)	107
Eliminations	—	(127)	127	—	221	(221)	—	760	(760)
Consolidated	$1,055	$(260)	$(344)	$321	$528	$293	$(416)	$(581)	$(653)

The discussion of consolidated cash flows below primarily discusses the comparisons between the years ended December 31, 2022 and 2021. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 23, 2022, which is incorporated by reference herein, for additional discussion of consolidated cash flows for the comparisons between the years ended December 31, 2021 and 2020.

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

Holding Company

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Operating Activities:
Cash payments for interest on senior unsecured notes	$(306)	$(339)	$(366)
Interest and dividend income	31	5	22
Net cash receipts for income taxes, net of payments	(3)	—	22
Operating costs and other	(37)	(34)	(29)
	$(315)	$(368)	$(351)
Investing Activities:
Proceeds from sale of businesses and assets	$—	$323	$—
Purchases of investments	—	—	(197)
Proceeds from sale of investments	153	405	22
Net investments in the Investment Funds	—	—	(750)
Net distributions from (investments in) other operating segments	129	(221)	(10)
Other investing activities, net	—	—	(19)
	$282	$507	$(954)
Financing Activities:
Partnership contributions	$768	$835	$102
Partnership distributions	(226)	(134)	(526)
Payments to acquire additional interests in subsidiaries	(1)	—	—
Net debt transactions	(500)	3	(487)
Other financing activities, net	(1)	—	—
	$40	$704	$(911)
Increase (decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	$7	$843	$(2,216)

The decrease in interest payments during 2022 compared to 2021 was due to the redemption of $500 million of senior secured unsecured notes in February 2022.

Proceeds from the sale of investments includes proceeds from the sale of equity investments in 2022 and 2021.

Proceeds from the sale of businesses and assets includes proceeds from the sale of PSC Metals in 2021.

Net distributions from (investments in) distributions from the Investment Funds and Net distributions from (investments in) other operating segments are eliminated in consolidation and discussed further below.

Partnership contributions represent sales in connection with our “at-the-market” offerings pursuant to our Open Market Sale Agreements entered into beginning May 2019, as discussed above.

Net debt transactions includes the redemption of our $500 million aggregate principal amount of 6.750% senior unsecured notes due 2024.

Partnership distributions represent cash paid to depositary unitholders in connection with our regularly quarterly distributions. Mr. Icahn and his affiliates have historically elected to receive their distributions in additional units; however, for the first quarter of 2020, they elected to receive their distribution in cash. For distributions declared for all other quarters in 2022, 2021 and 2020, Mr. Icahn and his affiliates elected to receive their distributions in additional depositary units.

Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Our Investment segment’s cash flows from financing activities for the comparable periods were due to contributions from, and distributions to, our Holding Company, Mr. Icahn and his affiliates and Brett Icahn. Our Investment segment had net cash used in financing activities of $14 million for the year ended December 31, 2022, as a result of net redemptions from Brett Icahn in accordance with his manager agreement. For the year ended December 31, 2021, our Investment segment had net cash provided by financing activities of $74 million, as a result of contributions from Brett Icahn in accordance with his manager agreement.

Other Operating Segments

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Operating Activities:
Net cash flow from operating activities before changes in operating assets and liabilities	$938	$158	$(49)
Changes in operating assets and liabilities	(29)	150	175
	$909	$308	$126
Investing Activities:
Capital expenditures	$(338)	$(305)	$(197)
Turnaround expenditures	(83)	(5)	(159)
Acquisition of businesses, net of cash acquired	—	(20)	10
Purchases of investments	—	—	(140)
Proceeds from sale of investments	—	40	75
Proceeds from sale of assets	4	91	25
Other	2	(1)	(1)
	$(415)	$(200)	$(387)
Financing Activities:
Net debt and supply chain financing activity	$(113)	$(380)	$302
Distributions to non-controlling interests	(270)	(101)	(36)
Payments to acquire additional interests in consolidated subsidiaries	—	—	—
Net contributions from (distributions to) Holding Company	(127)	221	10
Other	13	(4)	(21)
	$(497)	$(264)	$255
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(1)	3	(4)
(Decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$(4)	$(153)	$(10)

Our other operating segments’ net cash flow from operating activities before changes in operating assets and liabilities were primarily attributable to our Automotive segment’s negative results in 2022, 2021 and 2020 and our Energy segment’s positive results from operations for 2022 and 2021.

Changes in operating assets and liabilities for 2022 and 2021 were primarily attributable to our Energy segment resulting primarily from an increase in crude oil prices and increase in its open RFS position. Changes in operating assets and liabilities for 2020 were primarily attributable to our Automotive segment resulting from inventory reductions.

Capital expenditures are primarily from our Energy and Automotive segments and are primarily for maintenance. Refer to Note 13, “Segment and Geographic Reporting,” for capital expenditures reported for each of our segments. Turnaround expenditures relates to our Energy segment, which were higher in 2022 due to planned maintenance at one of its refineries.

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

Distributions to non-controlling interests were from our Energy segment relating to its regular quarterly dividends and distributions, excluding payments made to us, as well as a special dividend made in both 2022 and 2021.

Net contributions from and distributions to our Holding Company include the dividends and distributions paid by our Energy segment of $342 million in 2022 compared to $171 million in 2021, as well as by our Automotive segment of $36 million in 2021. During 2022, Automotive segment received funds in the form of investments and loans from our Holding Company of $187 million compared to $425 million for 2021, primarily for the refinancing of its debt and costs associated with our Automotive segment’s multi-year transformation plan. During 2022, our Home Fashion segment received funds in the amount of $50 million primarily for the refinancing of its debt.

Consolidated Capital Spending

Refer to Note 13, “Segment and Geographic Reporting,” for a reconciliation of our segments’ capital expenditures to consolidated capital expenditures for each of the years ended December 31, 2022, 2021 and 2020. In addition, our Energy segment had turnaround expenditures of $83 million, $5 million and $159 million during the years ended December 31, 2022, 2021 and 2020, respectively, which is reported separately from capital expenditures in our consolidated statements of cash flows.

For 2023, we estimate our consolidated capital expenditures to be approximately $200 million to $225 million for our Energy segment, for both maintenance and growth, including $39 million to $47 million for our Energy segments’ renewable diesel unit capital expenditures, $127 million for our Automotive segment and approximately $59 million in the aggregate for all other segments.

In addition, our Energy segment completed a renewable diesel project at one of its refineries, which would convert the refinery’s hydrocracker to a renewable diesel unit (“RDU”) capable of producing 100 million gallons of renewable diesel per year at a total cost of $179 million. In November 2021, our Energy segment approved a pretreater project at one of its refineries, which is expected to be completed in the third quarter of 2023 at an estimated cost of $95 million.

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

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. For each of December 31, 2022 and 2021, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

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

Long-Lived Assets

Long-lived assets held and used by our various operating segments and long-lived assets to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate a possible significant deterioration in future expected cash flows that could result in the carrying amount of an asset not being recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the remaining useful life of the asset and its eventual disposition. Assumptions used in the review of recoverability require the exercise of significant judgment, including judgment about terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. If the sum of the estimated future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, a fair value assessment is performed. If the carrying amount of the asset exceeds its fair value, an impairment loss is recognized in accordance with U.S. GAAP. Similarly, long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2022, our long-lived assets did not have any impairment indicators.

Goodwill

Indefinite-lived intangible assets, such as goodwill and trademarks, held by our various segments are reviewed for impairment annually, or more frequently if impairment indicators exist. Goodwill impairment testing consists of (i) a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, and/or, if necessary, (ii) a quantitative analysis which involves comparing the fair value of our reporting units to their respective carrying values. If the fair value of the reporting unit exceeds its carrying value, no impairment is necessary. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss, equal to the difference (limited to the total amount of goodwill allocated to the tested reporting unit), is recognized in accordance with U.S. GAAP. As of December 31, 2022, our consolidated goodwill was $288 million, primarily within our Automotive segment’s Service reporting unit. We perform the annual goodwill impairment test for our Automotive segment as of October 1 of each year. Based on our qualitative annual goodwill impairment analysis for our Automotive segment, we determined it was not more likely than not that the fair value of the Service reporting unit was below its carrying amount and therefore, no impairment is required. As of December 31, 2022, our Automotive segment had remaining goodwill of $250 million, which is allocated entirely to its Service reporting unit.

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

See Note 9, “Goodwill and Intangible Assets, Net,” to the consolidated financial statements for further discussion regarding goodwill and intangible assets.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported in our consolidated balance sheets. Based on their respective balances as of December 31, 2022, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives, based on the price impact on notional value, would decrease by approximately $672 million, $650 million and $968 million, respectively. However, as of December 31, 2022, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our consolidated statements of operations would be less than the change in fair value since we have an investment of approximately 46% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 54% of the change in fair value. As of December 31, 2021, we estimated that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives, based on the price impact on notional value, would decrease by approximately $895 million, $534 million and $1.2 billion, respectively and as of December 31, 2021, our investment in the Investment Funds was 45%.

Commodity Price Risk

CVR Energy, as a manufacturer of refined petroleum products, and CVR Partners, as a manufacturer of nitrogen fertilizer products, all of which are commodities, have exposure to market pricing for products sold in the future. In order to realize value from our Energy segment’s processing capacity, a positive spread between the cost of raw materials and the value of finished products must be achieved (i.e., gross margin or crack spread). The physical commodities that comprise our raw materials and finished goods are typically bought and sold at a spot or index price that can be highly variable.

Our Energy segment’s petroleum business uses a crude oil purchasing intermediary, Vitol, to purchase the majority of its non-gathered crude oil inventory for the refineries, which allows it to take title to and price its crude oil at locations in close proximity to the refineries, as opposed to the crude oil origination point, reducing its risk associated with volatile commodity prices by shortening the commodity conversion cycle time. The commodity conversion cycle time refers to the time elapsed between raw material acquisition and the sale of finished goods. In addition, the petroleum business seeks to reduce the variability of commodity price exposure by engaging in hedging strategies and transactions that will serve to protect gross margins as forecasted in the annual operating plan. With regard to its hedging activities, CVR Energy may enter into, or has entered into, derivative instruments which serve to: lock in or fix a percentage of the anticipated or planned gross margin in future periods when the derivative market offers commodity spreads that generate positive cash flows; hedge the value of inventories in excess of minimum required inventories; and manage existing derivative positions related to a change in anticipated operations and market conditions.

Interest Rate Risk

Our predominant exposure to interest rate risk is related to our operating subsidiaries.

Our operating subsidiaries have variable rate debt with a principal amount outstanding aggregating $172 million as of December 31, 2022, primarily at our Food Packaging segment. A 1.0% increase in interest rates would increase interest expense by approximately $2 million on an annualized basis, thus decreasing net income by the same amount.

Additionally, as of December 31, 2022, our operating segments have additional borrowing availability subject to variable interest rates aggregating $305 million, which if outstanding, would increase our operating segments’ exposure to changes in interest rates.

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

Food Packaging

Viskase has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which they operate. Viskase is exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect Viskase’s financial condition. Viskase recorded translation losses in accumulated other comprehensive loss of $4 million and $5 million for the years ended December 31, 2022 and 2021, respectively, and recorded translation (losses) gains in earnings of $(3) million and $(14) million for the years ended December 31, 2022 and 2021, respectively.

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

Compliance Program Price Risk

As a producer of transportation fuels from petroleum, our Energy segment’s obligated-party subsidiaries are required to blend biofuels into the transportation fuels they produce or to purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA, unless such blending obligations are waived by the EPA. CVR Energy’s obligated-party subsidiaries are exposed to market risk related to volatility in the price of RINs needed to comply with the Renewable Fuel Standards. See Note 17, “Commitments and Contingencies,” to the consolidated financial statements for further discussion about compliance with the Renewable Fuel Standards.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Icahn Enterprises L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2023 expressed an unqualified opinion.

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

Critical audit matters

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

Fort Lauderdale, Florida

February 24, 2023

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$2,337	$2,321
Cash held at consolidated affiliated partnerships and restricted cash	2,549	2,115
Investments	6,809	9,151
Due from brokers	7,044	5,530
Accounts receivable, net	606	546
Inventories	1,531	1,478
Property, plant and equipment, net	4,038	4,085
Derivative assets, net	812	612
Goodwill	288	290
Intangible assets, net	533	595
Other assets	1,367	1,023
Total Assets	$27,914	$27,746
LIABILITIES AND EQUITY
Accounts payable	$870	$805
Accrued expenses and other liabilities	1,981	1,778
Deferred tax liabilities	338	390
Derivative liabilities, net	691	787
Securities sold, not yet purchased, at fair value	6,495	5,340
Due to brokers	885	1,611
Debt	7,096	7,692
Total liabilities	18,356	18,403

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 353,572,182 units issued and outstanding at December 31, 2022 and 293,403,243 units issued and outstanding at December 31, 2021	4,647	4,298
General partner	(747)	(754)
Equity attributable to Icahn Enterprises	3,900	3,544
Equity attributable to non-controlling interests	5,658	5,799
Total equity	9,558	9,343
Total Liabilities and Equity	$27,914	$27,746

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020

	(in millions, except per unit amounts)
Revenues:
Net sales	$13,378	$10,304	$6,815
Other revenues from operations	748	647	608
Net (loss) gain from investment activities	(168)	193	(1,421)
Interest and dividend income	328	137	169
(Loss) gain on disposition of assets, net	(8)	141	(17)
Other loss, net	(177)	(84)	(31)
	14,101	11,338	6,123
Expenses:
Cost of goods sold	11,689	9,485	6,320
Other expenses from operations	583	522	487
Selling, general and administrative	1,250	1,238	1,191
Restructuring, net	2	5	10
Impairment	—	—	11
Interest expense	568	666	688
	14,092	11,916	8,707
Income (loss) before income tax benefit (expense)	9	(578)	(2,584)
Income tax (expense) benefit	(34)	78	116
Net loss	(25)	(500)	(2,468)
Less: net income (loss) attributable to non-controlling interests	158	18	(815)
Net loss attributable to Icahn Enterprises	$(183)	$(518)	$(1,653)

Net (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(179)	$(604)	$(1,620)
General partner	(4)	86	(33)
	$(183)	$(518)	$(1,653)

Basic and diluted loss per LP unit	$(0.57)	$(2.32)	$(7.33)
Basic and diluted weighted average LP units outstanding	316	260	221
Distributions declared per LP unit	$8.00	$8.00	$8.00

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Net loss	$(25)	$(500)	$(2,468)
Other comprehensive loss, net of tax:
Translation adjustments	(7)	(7)	4
Post-retirement benefits and other	11	13	(5)
Other comprehensive income (loss), net of tax	4	6	(1)
Comprehensive loss	(21)	(494)	(2,469)
Less: Comprehensive income (loss) attributable to non-controlling interests	158	19	(815)
Comprehensive loss attributable to Icahn Enterprises	$(179)	$(513)	$(1,654)

Comprehensive loss attributable to Icahn Enterprises allocated to:
Limited partners	$(175)	$(599)	$(1,621)
General partner	(4)	86	(33)
	$(179)	$(513)	$(1,654)

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit)	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2019	$(812)	6,268	5,456	5,486	$10,942
Net loss	(33)	(1,620)	(1,653)	(815)	(2,468)
Other comprehensive loss	—	(1)	(1)	—	(1)
Partnership distributions	(10)	(516)	(526)	—	(526)
Partnership contributions	2	100	102	—	102
Investment segment contributions	—	—	—	1,253	1,253
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(36)	(36)
Changes in subsidiary equity and other	—	5	5	(13)	(8)
Balance, December 31, 2020	(853)	4,236	3,383	5,875	9,258
Net income (loss)	86	(604)	(518)	18	(500)
Other comprehensive income	—	5	5	1	6
Partnership distributions	(3)	(132)	(135)	—	(135)
Partnership contributions	17	825	842	—	842
Investment segment contributions	—	—	—	76	76
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(175)	(175)
Changes in subsidiary equity and other	(1)	(32)	(33)	4	(29)
Balance, December 31, 2021	(754)	4,298	3,544	5,799	9,343
Net (loss) income	(4)	(179)	(183)	158	(25)
Other comprehensive loss	—	4	4	—	4
Partnership distributions	(4)	(222)	(226)	—	(226)
Partnership contributions	15	753	768	—	768
Investment segment contributions	—	—	—	9	9
Investment segment distributions	—	—	—	(27)	(27)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(270)	(270)
Changes in subsidiary equity and other	—	(7)	(7)	(11)	(18)
Balance, December 31, 2022	$(747)	$4,647	$3,900	$5,658	$9,558

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Cash flows from operating activities:
Net loss	$(25)	$(500)	$(2,468)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss (gain) from securities transactions	52	(1,206)	926
Purchases of securities	(2,985)	(2,158)	(1,945)
Proceeds from sales of securities	5,359	4,172	4,040
Payments to cover securities sold, not yet purchased	(2,908)	(2,775)	(2,336)
Proceeds from securities sold, not yet purchased	3,836	4,025	2,913
Changes in receivables and payables relating to securities transactions	(2,390)	(2,035)	(1,880)
Changes in derivative assets and liabilities	(296)	321	(433)
Loss (Gain) on disposition of assets, net	8	(141)	17
Depreciation and amortization	509	517	510
Deferred taxes	(148)	(168)	(49)
Inventory write-down	84	59	59
Other, net	72	50	12
Changes in other operating assets and liabilities:
Accounts receivable, net	(110)	(110)	28
Inventories	(180)	(83)	147
Other assets	(11)	24	30
Accounts payable	45	77	(162)
Accrued expenses and other liabilities	143	252	175
Net cash provided by (used in) operating activities	1,055	321	(416)
Cash flows from investing activities:
Capital expenditures	(338)	(305)	(199)
Turnaround expenditures	(83)	(5)	(159)
Acquisition of businesses, net of cash acquired	—	(20)	(8)
Purchases of investments	—	—	(337)
Proceeds from sale of investments	153	445	98
Proceeds from disposition of businesses and assets	4	414	25
Other, net	4	(1)	(1)
Net cash (used in) provided by investing activities	(260)	528	(581)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	9	79	13
Investment segment distributions from non-controlling interests	(23)	(5)	—
Partnership contributions	768	835	102
Partnership distributions	(226)	(134)	(526)
Purchase of additional interests in consolidated subsidiaries	(1)	—	—
Dividends and distributions to non-controlling interests in subsidiaries	(270)	(101)	(36)
Proceeds from Holding Company senior unsecured notes	—	1,214	866
Repayments of Holding Company senior unsecured notes	(500)	(1,205)	(1,350)
Proceeds from subsidiary borrowings	115	1,165	1,946
Repayments of subsidiary borrowings	(216)	(1,545)	(1,644)
Other, net	—	(10)	(24)
Net cash (used in) provided by financing activities	(344)	293	(653)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(1)	3	(4)
Net increase (decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	450	1,145	(1,654)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	4,436	3,291	4,945
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$4,886	$4,436	$3,291

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2022, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 85% of our outstanding depositary units as of December 31, 2022.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair market value of approximately $4.2 billion as of December 31, 2022 and 2021.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing industry through its petroleum business and in the nitrogen fertilizer manufacturing industry through its holdings in CVR Partners, LP, a publicly traded limited partnership (“CVR Partners”). CVR Energy is an independent petroleum refiner and marketer of high value transportation fuels primarily in the form of gasoline and diesel fuels, as well as renewable diesel. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy has a general partner interest in CVR Partners. In addition, CVR Energy owns approximately 37% of the outstanding common units of CVR Partners as of December 31, 2022. As of December 31, 2022, we owned approximately 71% of the total outstanding common stock of CVR Energy.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2020, Viskase completed an equity private placement whereby we acquired an additional 50,000,000 shares of Viskase common stock for $100 million. In December 2022, we purchased an additional 1,123,363 shares of Viskase common stock for $1 million. As of December 31, 2022, we owned approximately 90% of the total outstanding common stock of Viskase.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in our inadvertently becoming an investment company that is required to register under the Investment Company Act. Our sales of Federal-Mogul LLC, Tropicana Entertainment Inc., American Railcar Industries, Inc., Ferrous Resources and PSC Metals in recent years did not result in our being considered an investment company. However, additional transactions involving the sale of certain assets could result in our being considered an investment company. Following such events or transactions, an exemption under the Investment Company Act would provide us up to one year to take steps to avoid becoming classified as an investment company. We expect to take steps to avoid becoming classified as an investment company, but no assurance can be made that we will successfully be able to take the steps necessary to avoid becoming classified as an investment company.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsidiaries own substantially all of our assets and liabilities and therefore, the balance sheets of Icahn Enterprises and Icahn Enterprises Holdings are substantially the same.

Discontinued Operations and Assets Held For Sale

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

Reclassifications and Adjustments

Certain reclassifications from the prior year presentation have been made to conform to the current year presentation, which did not have an impact on previously reported net income and equity and are not deemed material. In the fourth quarter of 2022, we recorded out-of-period adjustments of $51 million of income substantially related to inventory write-downs at the Automotive Segment.

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our debt as of December 31, 2022 was approximately $7.1 billion and $6.6 billion, respectively. The carrying value and estimated fair value of our debt as of December 31, 2021 was approximately $7.7 billion and $7.8 billion, respectively.

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

Acquisition, Investments and Disposition of Entities under Common Control

Acquisitions of or investments in entities under common control are reflected in a manner similar to pooling of interests. The general partner’s capital account or non-controlling interests, as applicable, are charged or credited for the difference between the consideration we pay for the entity and the related entity’s basis prior to our acquisition or investment. Net gains or losses of an acquired entity prior to its acquisition or investment date are allocated to the general partner’s capital account or non-controlling interests, as applicable. In allocating gains and losses upon the sale of a previously acquired common control entity, we allocate a gain or loss for financial reporting purposes by first restoring the general partner’s capital account or non-controlling interests, as applicable, for the cumulative charges or credits relating to prior periods recorded at the time of our acquisition or investment and then allocating the remaining gain or loss (“Common Control Gains or Losses”) among our general partner, limited partners and non-controlling interests, as applicable, in accordance with their respective ownership percentages. In the case of acquisitions of entities under common control, such Common Control Gains or Losses are allocated in accordance with their respective partnership percentages under the Amended and Restated Agreement of Limited Partnership dated as of May 12, 1987, as amended from time to time (together with the partnership agreement of Icahn Enterprises Holdings, the “Partnership Agreement”) (i.e., 98.01% to the limited partners and 1.99% to the general partner).

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

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $1,019 million and $102 million as of December 31, 2022 and 2021, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, is not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.

Our restricted cash balance was $1,530 million and $2,013 million as of December 31, 2022 and 2021, respectively. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable, Net

Accounts receivable, net consists of trade receivables from customers, including contract assets when we have an unconditional right to receive consideration. An allowance is based on historical loss experience, expected credit losses from current economic conditions, and management’s expectations of future economic conditions.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Automotive, Food Packaging, Home Fashion and Pharma

Our Automotive, Food Packaging, Home Fashion and Pharma segments’ inventories are stated at the lower of cost or net realizable value. Cost is determined by using the first-in, first-out basis method (“FIFO”), except for our Automotive and Pharma segment, which also utilizes weighted-average cost. Our Automotive segment also determines cost using the last-in, first-out method for certain of its subsidiaries. Inventory recorded using the last-in, first-out method was $246 million and $264 million as of December 31, 2022 and 2021, respectively, all of which relates to finished goods. The cost of manufactured goods includes the cost of direct materials, labor and manufacturing overhead. Our Automotive, Food Packaging, Home Fashion and Pharma segments write-down inventory for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is the excess of the tested reporting unit’s carrying value over its fair value, limited to the total amount of goodwill allocated to the tested reporting unit.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets are stated at fair value established at acquisition or cost. These indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators exist. An impairment exists when a trademark or brand names’ carrying value exceeds its fair value. The fair values of these assets are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. The impairment charge, if any, is the excess of the assets’ carrying value over its fair value.

Pension and Other Post-Retirement Benefit Plan Obligations

Post-retirement benefit liabilities were $36 million and $55 million as of December 31, 2022 and 2021, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is included in the limited partners and general partner components of equity in the consolidated balance sheets in the amounts of $70 million and $74 million as of December 31, 2022 and 2021, respectively. Refer to Note 15, “Changes in Accumulated Other Comprehensive Loss,” for further information.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Leases

The determination of whether an arrangement is or contains a lease occurs at inception. We account for arrangements that contain lease and non-lease components as a single lease component for all classes of underlying

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets. Leases in which we are the lessor are primarily within our Automotive segment. Refer to Note 10, “Leases,” for additional information regarding our Automotive segment’s operating leases. Real Estate below for further discussion. In addition, all of our businesses, including our Real Estate segment, enter into lease arrangements as the lessee. The following is our accounting policy for leases in which we are the lessee.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, we disclose additional information with respect to revenue from contracts with customers and contract balances for our segments below.

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

As of December 31, 2022, our Energy segment had $5 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize approximately $4 million of these performance obligations as revenue by the end of 2023 and the remaining balance thereafter.

Contract balances: Our Energy segment’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. Our Energy segment had deferred revenue of $48 million and $87 million as of December 31, 2022 and 2021, respectively. Deferred revenue is included in accrued expense and other liabilities in the consolidated balance sheets. For the year ended December 31, 2022, 2021 and 2020, our Energy segment recorded revenue of $86 million, $30 million and $27 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective year.

Automotive

Revenue: Our Automotive segment recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Our Automotive segment revenue from retail and commercial parts sales

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contract balances: Our Automotive segment has deferred revenue with respect to extended warranty plans of $44 million and $42 million as of December 31, 2022 and 2021, respectively, which are included in accrued expenses and other liabilities in our consolidated balance sheets. For the year ended December 31, 2022, 2021 and 2020, our Automotive segment recorded revenue of $25 million, $24 million and $25 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective year.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Standards

In September 2022, the FASB issued ASU 2022-04, Liabilities- Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations to require entities that use supplier finance programs in connection with purchase of goods and services to disclose the key terms of such programs and information about obligations outstanding at the end of the reporting period, including a rollfoward of those obligations of where in the financial statements outstanding amounts are present. The guidance does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. The amendments are effective in periods beginning after December 15, 2022, except that the amendments to disclose a rollforward of obligations outstanding will be effective beginning after December 15, 2023. We are currently assessing the impact of adopting this new accounting standard on our condensed consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which amends guidance in Topic 820, Fair Value Measurement. The guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendment requires the following disclosures for equity securities subject to contractual sale restrictions: the fair value of equity securities subject to contractual sale restrictions; the nature and remaining duration of the restriction(s); and the circumstances that could cause a lapse in the restriction(s). The amended guidance is effective January 1, 2024 on a prospective basis. Early adoption is permitted. We are currently assessing the impact of adopting this new accounting standard on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which amends FASB ASC Topic 848, Reference Rate Reform. By June 30, 2023, banks will no longer be required to report information that is used to determine London Interbank Offered Rate (“LIBOR”) which is used globally by all types of entities for various types of transactions. As a result, LIBOR could be discontinued, as well as other interest rates used globally. This ASU provides companies with optional expedients for contract modifications under U.S. GAAP, excluded components of certain hedging relationships, fair value hedges, and cash flow hedges, as well as certain exceptions, which are intended to help ease the potential accounting burden associated with transitioning away from these reference rates. We adopted this ASU effective January 1, 2023. The adoption of this standard did not have a significant impact on our consolidated financial statements.

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

Investment Funds

During the year ended December 31, 2020, Mr. Icahn and his affiliates (excluding us and Brett Icahn) contributed $1,241 million to the Investment Funds consisting primarily of in-kind investments previously held directly by Mr. Icahn and his affiliates (excluding us). As of December 31, 2022 and 2021, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $4.9 billion and $5.0 billion, respectively, representing approximately 54% of the Investment Funds’ assets under management as of each respective date.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the years ended December 31, 2022, 2021 and 2020, $18 million, $15 million and $2 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. During 2022, Brett Icahn had net redemptions of $14 million in accordance with the manager agreement and in 2021 he contributed $76 million. As of December 31, 2022 and 2021, Brett Icahn had investments in the Investment Funds with a fair market value of $50 million and $93 million, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31,
	2022	2021

	(in millions)
Assets
Investments:
Equity securities:
Communications	$199	$352
Consumer, cyclical	692	1,281
Energy	909	3,184
Utilities	1,205	992
Healthcare	320	1,009
Technology	655	931
Materials	153	194
Industrial	486	895
	4,619	8,838
Debt securities:
Financials	1,958	—
Real Estate	131	1
Communications	11	—
Consumer, non-cyclical	—	113
	2,100	114
	$6,719	$8,952
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$1,006	$—
Consumer, cyclical	352	848
Energy	2,690	2,028
Utilities	813	659
Healthcare	387	1,049
Materials	598	365
Industrial	480	391
	6,326	5,340
Debt securities:
Materials	169	—
	169	—
	$6,495	$5,340

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The portion of unrealized (losses) gains that relates to securities still held by our Investment segment, primarily equity securities, was $(1,544) million, $1,153 million and $65 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

	Voting	Fair Value of		Gains (Losses)
	Interests	Investment		Recognized in Income
	December 31,	December 31,		Year Ended December 31,
	2022	2022	2021	2022	2021	2020

		(in millions)
Xerox Holding Corporation	22.0%	$500	$—	$(230)	$—	$—
Herbalife Nutrition Ltd.	—	—	—	—	—	161
Hertz Global Holdings, Inc.	—	—	—	—	—	(637)
		$500	$—	$(230)	$—	$(476)

We obtained significant influence over Xerox Holding Corporation and elected the fair value option with respect to our investment in Xerox, beginning in the first quarter of 2022.

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

The following tables contain summarized financial information with respect to our investments in Xerox, Hertz and Herbalife during the respective periods (or partial periods) in which we possessed the ability to exercise significant influence over the operating and financial policies of the investee.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31,
2022
Xerox
(in millions)
Total assets	$11,543
Total liabilities	7,966
Non-controlling interests	10
Equity attributable to investee shareholders	3,343

The majority of total assets in the table above consists of receivables, goodwill and inventories. The majority of total liabilities in the table above consists of debt.

	Xerox			Hertz			Herbalife

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020

	(in millions)
Net sales/Other revenue from operations	$7,107	$—	$—	$—	$—	$2,755	$—	$—	$2,609
Cost of goods sold/Other expenses from operations	7,435	—	—	—	—	3,231	—	—	518
Net income (loss)	(322)	—	—	—	—	(1,209)	—	—	161
Net income (loss) attributable to investee shareholders	(322)	—	—	—	—	(1,203)	—	—	161

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	December 31,
	2022	2021

	(in millions)
Equity method investments	$76	$79
Other investments measured at fair value	14	120
	$90	$199

The portion of unrealized losses that relates to equity securities still held by our other segments and our Holding Company was $61 million, $61 million and $36 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 4)	$5,538	$1,142	$42	$6,722	$8,905	$113	$42	$9,060
Derivative assets, net (Note 6)	—	805	—	805	—	612	—	612
	$5,538	$1,947	$42	$7,527	$8,905	$725	$42	$9,672
Liabilities
Securities sold, not yet purchased (Note 4)	$6,326	$169	$—	$6,495	$5,340	$—	$—	$5,340
Derivative liabilities, net (Note 6)	—	691	—	691	—	787	—	787
Other liabilities	—	692	—	692	—	494	—	494
	$6,326	$1,552	$—	$7,878	$5,340	$1,281	$—	$6,621

+ Note 18, “Pension and Other Post-Retirement Benefit Plans,” for our Food Packaging segment’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2022 and 2021.

The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2022	2021

	(in millions)
Balance at January 1	$42	$41
Transfer in from Level 2	—	—
Net gains recognized in income	—	—
Purchases	—	1
Transfer out of Level 3	—	—
Sales	—	—
Other	—	—
Balance at December 31	$42	$42

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. There were no Investment Funds’ derivative instruments with credit-risk-related contingent features in a liability position as of December 31, 2022 and 2021.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	December 31, 2022		December 31, 2021
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$1,816	$5,354	$1,582	$5,986
Credit contracts(1)	—	945	—	2,081
Commodity contracts	—	22	—	—
(1)	The short notional amount on our credit default swap positions was approximately $3.5 billion at December 31, 2022. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $0.9 billion as of December 31, 2022. The short notional amount on our credit default swap positions was approximately $6.6 billion as of December 31, 2021. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $2.1 billion as of December 31, 2021.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

	(in millions)
Equity contracts	$392	$68	$719	$1,317
Credit contracts	447	1,075	1	—
Commodity contracts	—	—	1	—
Sub-total	839	1,143	721	1,317
Netting across contract types(1)	(34)	(532)	(34)	(532)
Total(1)	$805	$611	$687	$785
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at December 31, 2022 and 2021 was $1,436 million and $1,906 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
	Year Ended December 31,
	2022	2021	2020

Equity contracts	$456	$(1,100)	$(1,583)
Credit contracts	(586)	88	1,088
Commodity contracts	(1)	—	—
	$(131)	$(1,012)	$(495)
(1)	Gains (losses) recognized on derivatives are classified in net gain (loss) from investment activities in our consolidated statements of operations for our Investment segment.

Energy

CVR Energy’s businesses are subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, CVR Energy’s refining business from time to time enters into various commodity derivative transactions and holds derivative instruments, such as exchange-traded crude oil futures and over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedge instruments. CVR Energy may enter into forward purchase or sale contracts associated with renewable identification numbers (“RINs”).

As of December 31, 2022 and 2021, CVR Energy had less than 1 million and no outstanding commodity swap positions, respectively. As of December 31, 2022 and 2021, CVR Energy had future contracts for less than 1 million at each date. As of December 31, 2022 and 2021, CVR Energy had open fixed-price commitments to purchase a net $34 million and 3 million RINs, respectively.

Certain derivative contracts executed by our Energy segment with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. As of December 31, 2022, our Energy segment had net asset derivatives of $7 million and net liability derivatives of $4 million and as of December

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31, 2021, our Energy segment had gross asset derivatives of $4 million and gross liability derivatives of $2 million. (Losses) gains recognized on derivatives for our Energy segment were $(55) million, $(44) million and $55 million for the years ended December 31, 2022, 2021 and 2020, respectively. Gains recognized on derivatives for our Energy segment are included in cost of goods sold on the consolidated statements of operations.

7.  Inventories

Inventories consists of the following:

	December 31,
	2022	2021

	(in millions)
Raw materials	$335	$291
Work in process	105	83
Finished goods	1,091	1,104
	$1,531	$1,478

During the fourth quarter of 2022, our Automotive segment had inventories with a carrying value in excess of net realizable value. As a result, our Automotive segment recorded a write-down of its inventories of $33 million, which is included in cost of goods sold in the consolidated statements of operations for the year ended December 31, 2022. In addition, our Automotive segment recorded out-of-period adjustments of $51 million related to inventory write-downs, which is included in costs of goods sold in the consolidated statements of operations for the year ended December 31, 2022.

During the fourth quarter of 2021, our Automotive segment had inventories with a carrying value in excess of net realizable value. As a result, our Automotive segment recorded a write-down of its inventories of $56 million, which is included in cost of goods sold in the consolidated statements of operations for the year ended December 31, 2021.

8.  Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

		December 31,
	Useful Life	2022	2021

	(in years)	(in millions)
Land		$331	$332
Buildings and improvements	5 - 40	964	906
Machinery, equipment and furniture	1 - 30	6,034	5,814
Assets leased to others	3 - 39	321	315
Financing leases	1 - 10	106	109
Construction in progress		210	189
		7,966	7,665
Less: Accumulated depreciation and amortization		(3,928)	(3,580)
Property, plant and equipment, net		$4,038	$4,085

Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2022, 2021 and 2020 was $384 million, $383 million and $406 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	December 31, 2022
	Automotive	Food Packaging	Home Fashion	Pharma	Metals	Consolidated

	(in millions)
Gross carrying amount, Jan 1	$337	$6	$24	$13	$—	$380
Foreign Exchange	—	—	(2)	—	—	(2)
Gross carrying amount, Dec 31	337	6	22	13	—	378

Accumulated impairment, Jan 1	(87)	—	(3)	—	—	(90)
Impairment	—	—	—	—	—	—
Accumulated impairment, Dec 31	(87)	—	(3)	—	—	(90)

Net carrying value, Dec 31	$250	$6	$19	$13	$—	$288

	December 31, 2021
	Automotive	Food Packaging	Home Fashion	Pharma	Metals	Consolidated

	(in millions)
Gross carrying amount, Jan 1	$337	$6	$24	$13	$4	$384
Dispositions	—	—	—	—	(4)	(4)
Foreign exchange	—	—	—	—	—	—
Gross carrying amount, Dec 31	337	6	24	13	—	380

Accumulated impairment, Jan 1	(87)	—	(3)	—	—	(90)
Impairment	—	—	—	—	—	—
Accumulated impairment, Dec 31	(87)	—	(3)	—	—	(90)

Net carrying value, Dec 31	$250	$6	$21	$13	$—	$290

Intangible assets, net consists of the following:

	December 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$393	$(212)	$181	$394	$(192)	$202
Developed technology	254	(62)	192	254	(34)	220
Other	167	(90)	77	167	(77)	90
	$814	$(364)	$450	$815	$(303)	$512

Indefinite-lived intangible assets			$83			$83
Intangible assets, net			$533			$595

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense associated with definite-lived intangible assets for the years ended December 31, 2022, 2021 and 2020 was $61 million, $62 million and $44 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

The estimated future amortization expense for our definite-lived intangible assets is as follows:

Year	Amount
(in millions)
2023	$59
2024	57
2025	56
2026	36
2027	36
Thereafter	206
$450

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

During 2022 and 2021, our Automotive segment considered qualitative factors to determine that goodwill at its Service reporting unit did not require further testing for impairment.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Right-of-use assets and lease liabilities are as follows:

	December 31,
	2022	2021

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$478	$467
Lease liabilities (accrued expenses and other liabilities)	484	479

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	48	56
Lease liabilities (debt)	64	72

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information with respect to our operating leases as of December 31, 2022 and 2021 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2022	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$40	$40	4.1 years	5.2%
Automotive	386	395	4.7 years	5.9%
Food Packaging	24	27	9.8 years	7.4%
Other segments and Holding Company	28	22
	$478	$484

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2021	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$37	$37	4.1 years	5.4%
Automotive	369	385	4.9 years	5.8%
Food Packaging	28	31	10.5 years	7.4%
Other segments and Holding Company	33	26
	$467	$479

Maturities of lease liabilities as of December 31, 2022 are as follows:

	Operating	Financing
Year	Leases	Leases

	(in millions)
2023	$154	$14
2024	121	13
2025	94	12
2026	76	12
2027	52	12
Thereafter	79	20
Total lease payments	576	83
Less: imputed interest	(92)	(19)
	$484	$64

For the year ended December 31, 2022, lease cost was comprised of operating lease cost of $197 million, amortization of financing lease right-of-use assets of $8 million and interest expense on financing lease liabilities of $5 million. For the year ended December 31, 2021, lease cost was comprised of operating lease cost of $196 million, amortization of financing lease right-of-use assets of $10 million and interest expense on financing lease liabilities of $6 million. For the year ended December 31, 2020, lease cost was comprised of operating lease cost of $200 million, amortization of financing lease right-of-use assets of $11 million and interest expense on financing lease liabilities of $7

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million. Our Automotive segment accounted for $163 million, $163 million and $166 million of total lease cost for the years ended December 31, 2022, 2021 and 2020, respectively.

Automotive

Our Automotive segment leases certain retail locations under long-term operating leases. Our Automotive segment’s revenues from operating leases were $45 million and $10 million for the years ended December 31, 2022 and 2021, respectively. Our Automotive segment’s expenses from operating leases were $46 million and $10 million for the years ended December 31, 2022 and 2021, respectively. Revenues from operating leases are included in other revenue from operations in the consolidated statements of operations and expenses from operating leases are included in other expenses from operations in the consolidated statements of operations.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of December 31, 2022 and 2021, our Real Estate segment has assets leased to others included in property, plant and equipment of $252 million and $251 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $7 million, $8 million and $32 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in other revenue from operations in the consolidated statements of operations. Our Real Estate segment’s anticipated future receipts of minimum operating lease payments receivable are $7 million for 2023, $9 million for each of 2024 and 2025, $8 million for 2026, $7 million for 2027 and an aggregate of $72 million for 2028 and thereafter.

11. Debt

Debt consists of the following:

	December 31,
	2022	2021

	(in millions)
Holding Company:
6.750% senior unsecured notes due 2024	$—	$499
4.750% senior unsecured notes due 2024	1,103	1,105
6.375% senior unsecured notes due 2025	749	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,460	1,461
4.375% senior unsecured notes due 2029	747	747
	5,309	5,810
Reporting Segments:
Energy	1,591	1,660
Automotive	21	26
Food Packaging	162	155
Real Estate	1	1
Home Fashion	12	40
	1,787	1,882
Total Debt	$7,096	$7,692

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Icahn Enterprises recorded a loss on extinguishment of debt of $2 million in 2022, a gain on extinguishment of debt of $3 million in 2021 and a loss on extinguishment of debt of $4 million in 2020 in connection with the debt transactions discussed above.

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

The indentures governing each of our senior unsecured notes: restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes; restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indenture, with certain exceptions; require that on each quarterly determination date, Icahn Enterprises and the guarantor of each of the senior unsecured notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein; and restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, the 6.375% senior unsecured note due 2025 and the 6.250% senior unsecured note due 2026 are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.

As of December 31, 2022 and 2021, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2022, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reporting Segments

Energy

Our Energy segment’s debt primarily consists of (i) $600 million in aggregate principal amount of 5.25% senior secured notes due 2025 and $400 million in aggregate principal amount of 5.75% senior secured notes due 2028 (each issued by CVR Energy) and $550 million in aggregate principal amount of 6.125% senior secured notes due 2028 (issued by CVR Partners). Interest for each of these notes are accrued and paid based on contractual terms.

The $550 million in aggregate principal amount of 6.125% senior secured notes due 2028 were issued by CVR Partners in June 2021. Proceeds from these notes were used to fund a partial redemption of its existing 9.25% senior secured notes due 2023. During 2021, an additional $30 million of CVR Partners’ existing 9.25% senior secured notes due 2023 were redeemed and in February 2022, the remaining $65 million was redeemed. The $600 million in aggregate principal amount of 5.25% senior secured notes due 2025 and $400 million in aggregate principal amount of 5.75% senior secured notes due 2028 were issued by CVR Energy in January 2020. A portion of the net proceeds from the issuance of these notes were used to fund the redemption of CVR Energy’s existing $500 million senior secured notes due 2022 (issued by CVR Refining). The remaining net proceeds were used for CVR Energy’s general corporate purposes. In connection with these transactions, our Energy segment recorded a loss on extinguishment of debt of $1 million for the year ended December 31, 2022.

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

As of December 31, 2022 and 2021, total availability under the CVR Refining and CVR Partners variable rate asset based revolving credit facilities aggregated $287 million and $396 million, respectively. CVR Refining also had $23 million and $39 million of letters of credit outstanding as of December 31, 2022 and 2021.

Automotive

In August 2021, all of our Automotive segment’s outstanding credit facility was repaid in full in the amount of $350 million and the credit facility was closed.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Food Packaging

Viskase’s debt primarily consists of a credit agreement providing for a $150 million term loan and a $30 million revolving credit facility issued in October 2020 and maturing in 2023. The proceeds from the term loan, plus cash received from Viskase’s equity private placement in October 2020, as discussed in Note 1, “Description of Business,” were used to repay in full Viskase’s existing term loan. Interest for this note is accrued and paid based on contractual terms. The interest rate on Viskase’s term loans were 6.80% and 2.47% as of December 31, 2022 and 2021, respectively.

Covenants

All of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the consolidated statements of operations were $5 million, $5 million and $4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Consolidated Maturities

The following is a summary of the maturities of our debt as of December 31, 2022:

Year	Amount
(in millions)
2023	$58
2024	1,111
2025	1,363
2026	1,350
2027	1,455
Thereafter	1,700
Total debt payments (excluding financing lease payments)	7,037
Less: unamortized discounts, premiums and deferred financing fees	(5)
Financing leases (Note 10)	64
$7,096

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Net Income (Loss) Per LP Unit

The components of the computation of basic and diluted income (loss) per LP unit from continuing and discontinued operations are as follows:

	Year Ended December 31,
	2022	2021	2020

	(in millions, except per unit amounts)
Net loss attributable to Icahn Enterprises from continuing operations	$(183)	$(518)	$(1,653)
Less: net loss attributable to Icahn Enterprises from continuing operations allocated 100% to general partner	(4)	(98)	—
Net loss attributable to Icahn Enterprises from continuing operations allocable to limited partners	$(187)	$(616)	$(1,653)
Net loss attributable to Icahn Enterprises from continuing operations allocated to limited partners (98.01% allocation)	$(179)	$(604)	$1,620

Basic and diluted loss per LP unit	$(0.57)	$(2.32)	$(7.33)
Basic and diluted weighted average LP units outstanding	316	260	221

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LP Unit Transactions

The following table summarizes the changes in our outstanding depositary units during each of the years ended December 31, 2022, 2021 and 2020.

	Mr. Icahn and	Public
	Affiliates	Unitholders	Total
December 31, 2019	197,049,652	17,028,906	214,078,558
Unit distributions	24,902,568	449,610	25,352,178
At-the-market offerings	—	1,908,099	1,908,099
Sale to Brett Icahn	(202,758)	202,758	-
December 31, 2020	221,749,462	19,589,373	241,338,835
Unit distributions	35,297,798	1,577,600	36,875,398
2017 Incentive Plan	—	18,491	18,491
At-the-market offerings	—	15,170,519	15,170,519
December 31, 2021	257,047,260	36,355,983	293,403,243
Unit distributions	42,950,364	2,569,961	45,520,325
2017 Incentive Plan	—	29,342	29,342
At-the-market offerings	—	14,619,272	14,619,272
December 31, 2022	299,997,624	53,574,558	353,572,182

Unit Distributions

During each of the years ended December 31, 2022, 2021 and 2020, we declared four quarterly distributions. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units. If a holder did not make a timely election, it was automatically deemed to have elected to receive the distributions in additional depositary units.

At-The-Market-Offerings

In May 2019, Icahn Enterprises entered into a new Open Market Sale Agreement, pursuant to which Icahn Enterprises was able to sell its depositary units, from time to time, for up to $400 million in aggregate sale proceeds, under its ongoing “at-the-market” offering. This agreement has been subsequently terminated and superseded by subsequent agreements with substantially the same terms. During the year ended December 31, 2022, Icahn Enterprises sold depositary units pursuant to these agreements, resulting in gross proceeds of $759 million. As of December 31, 2022, we continue to have an active Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $325 million in aggregate gross sale proceeds pursuant to this agreement entered into on November 21, 2022.

2017 Incentive Plan

During the years ended December 31, 2022, 2021 and 2020, we distributed depositary units, net of payroll withholdings, with respect to certain restricted depositary units and deferred unit awards that vested during the respective periods in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”). The aggregate impact of the 2017 Incentive Plan is not material with respect to our consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

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

Condensed Statements of Operations

	Year Ended December 31, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$10,896	$1,707	$431	$61	$217	$66	$—	$—	$13,378
Other revenues from operations	—	—	687	—	57	—	4	—	—	748
Net (loss) gain from investment activities	(216)	—	—	—	—	—	—	—	48	(168)
Interest and dividend income	288	8	—	—	—	—	1	—	31	328
(Loss) gain on disposition of assets, net	—	(11)	3	—	—	—	—	—	—	(8)
Other (loss) gain, net	(95)	(78)	1	(5)	—	—	1	—	(1)	(177)
	(23)	10,815	2,398	426	118	217	72	—	78	14,101
Expenses:
Cost of goods sold	—	9,811	1,247	357	40	186	48	—	—	11,689
Other expenses from operations	—	—	528	—	55	—	—	—	—	583
Selling, general and administrative	27	176	867	52	16	48	42	—	22	1,250
Restructuring, net	—	—	—	—	—	2	—	—	—	2
Impairment	—	—	—	—	—	—	—	—	—	—
Interest expense	173	92	2	8	—	3	—	—	290	568
	200	10,079	2,644	417	111	239	90	—	312	14,092
(Loss) income from continuing operations before income tax (expense) benefit	(223)	736	(246)	9	7	(22)	(18)	—	(234)	9
Income tax (expense) benefit	—	(140)	54	(7)	—	—	—	—	59	(34)
Net (loss) income	(223)	596	(192)	2	7	(22)	(18)	—	(175)	(25)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(134)	292	—	—	—	—	—	—	—	158
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(89)	$304	$(192)	$2	$7	$(22)	$(18)	$—	$(175)	$(183)
Supplemental information:
Capital expenditures	$—	$191	$114	$22	$9	$2	$—	$—	$—	$338
Depreciation and amortization	$—	$353	$80	$27	$13	$7	$28	$—	$1	$509

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2021
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Mining	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$7,242	$1,789	$416	$55	$197	$81	$524	$—	$—	$10,304
Other revenues from operations	—	—	605	—	38	—	4	—	—	—	647
Net gain (loss) from investment activities	145	81	—	—	—	—	—	—	—	(33)	193
Interest and dividend income	132	—	—	—	—	—	—	—	—	5	137
(Loss) gain on disposition of assets, net	—	(3)	(22)	—	3	—	—	163	—	—	141
Other (loss) income, net	(75)	7	(2)	(14)	—	—	—	(3)	—	3	(84)
	202	7,327	2,370	402	96	197	85	684	—	(25)	11,338
Expenses:
Cost of goods sold	—	7,069	1,339	343	44	159	50	481	—	—	9,485
Other expenses from operations	—	—	475	—	47	—	—	—	—	—	522
Selling, general and administrative	16	147	877	50	13	46	38	16	—	35	1,238
Restructuring, net	—	—	4	1	—	—	—	—	—	—	5
Impairment	—	—	—	—	—	—	—	—	—	—	—
Interest expense	218	109	7	6	—	2	—	1	—	323	666
	234	7,325	2,702	400	104	207	88	498	—	358	11,916
(Loss) income from continuing operations before income tax benefit (expense)	(32)	2	(332)	2	(8)	(10)	(3)	186	—	(383)	(578)
Income tax benefit (expense)	—	27	72	(4)	—	2	—	—	—	(19)	78
Net (loss) income from continuing operations	(32)	29	(260)	(2)	(8)	(8)	(3)	186	—	(402)	(500)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(16)	34	—	—	—	—	—	—	—	—	18
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(16)	$(5)	$(260)	$(2)	$(8)	$(8)	$(3)	$186	$—	$(402)	$(518)
Supplemental information:
Capital expenditures	$—	$224	$48	$17	$10	$3	$—	$3	$—	$—	$305
Depreciation and amortization	$—	$343	$87	$28	$9	$7	$28	$14	$—	$1	$517

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2020
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Mining	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$3,930	$1,929	$409	$43	$188	$3	$313	$—	$—	$6,815
Other revenues from operations	—	—	549	—	59	—	—	—	—	—	608
Net loss (gain) from investment activities	(1,368)	34	—	—	—	—	—	—	—	(87)	(1,421)
Interest and dividend income	136	10	—	—	1	—	—	—	—	22	169
Loss (gain) on disposition of assets, net	—	(7)	(6)	—	(5)	—	—	1	—	—	(17)
Other (loss) income, net	(17)	(1)	(7)	(6)	—	2	—	3	—	(5)	(31)
	(1,249)	3,966	2,465	403	98	190	3	317	—	(70)	6,123
Expenses:
Cost of goods sold	—	4,164	1,344	327	35	150	2	298	—	—	6,320
Other expenses from operations	—	—	449	—	38	—	—	—	—	—	487
Selling, general and administrative	2	116	904	52	34	43	2	16	—	22	1,191
Restructuring, net	—	—	8	1	—	—	—	1	—	—	10
Impairment	—	—	—	—	7	3	—	1	—	—	11
Interest expense	196	125	12	11	—	1	—	1	—	342	688
	198	4,405	2,717	391	114	197	4	317	—	364	8,707
(Loss) income from continuing operations before income tax benefit (expense)	(1,447)	(439)	(252)	12	(16)	(7)	(1)	—	—	(434)	(2,584)
Income tax benefit (expense)	—	112	54	(8)	—	—	—	—	—	(42)	116
Net (loss) income from continuing operations	(1,447)	(327)	(198)	4	(16)	(7)	(1)	—	—	(476)	(2,468)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(682)	(133)	—	—	—	—	—	—	—	—	(815)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(765)	$(194)	$(198)	$4	$(16)	$(7)	$(1)	$—	$—	$(476)	$(1,653)
Supplemental information:
Capital expenditures	$—	$124	$35	$19	$11	$5	$—	$3	$—	$2	$199
Depreciation and amortization	$—	$343	$95	$27	$17	$8	$2	$18	$—	$—	$510

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Petroleum products	$10,060	$6,709	$3,580
Nitrogen fertilizer products	836	533	350
	$10,896	$7,242	$3,930

Automotive

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Automotive services	$1,552	$1,377	$1,228
Aftermarket parts sales	797	1,007	1,250
	$2,349	$2,384	$2,478

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$19	$510	$32	$9	$26	$5	$16	$1,720	$2,337
Cash held at consolidated affiliated partnerships and restricted cash	2,455	7	10	—	8	3	—	66	2,549
Investments	6,719	76	—	—	14	—	—	—	6,809
Accounts receivable, net	—	358	99	87	12	24	26	—	606
Inventories	—	624	686	103	—	90	28	—	1,531
Property, plant and equipment, net	—	2,664	826	142	345	56	—	5	4,038
Goodwill and intangible assets, net	—	200	352	24	—	19	226	—	821
Other assets	8,041	296	527	110	102	16	6	125	9,223
Total assets	$17,234	$4,735	$2,532	$475	$507	$213	$302	$1,916	$27,914
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,589	$1,823	$981	$149	$47	$45	$61	$70	$4,765
Securities sold, not yet purchased, at fair value	6,495	—	—	—	—	—	—	—	6,495
Debt	—	1,591	21	162	1	12	—	5,309	7,096
Total liabilities	8,084	3,414	1,002	311	48	57	61	5,379	18,356

Equity attributable to Icahn Enterprises	4,184	648	1,530	149	455	156	241	(3,463)	3,900
Equity attributable to non-controlling interests	4,966	673	—	15	4	—	—	—	5,658
Total equity	9,150	1,321	1,530	164	459	156	241	(3,463)	9,558
Total liabilities and equity	$17,234	$4,735	$2,532	$475	$507	$213	$302	$1,916	$27,914

	December 31, 2021
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$19	$510	$28	$10	$30	$3	$14	$—	$1,707	$2,321
Cash held at consolidated affiliated partnerships and restricted cash	2,008	7	17	—	11	—	—	—	72	2,115
Investments	8,952	79	—	—	15	—	—	—	105	9,151
Accounts receivable, net	—	299	103	82	10	32	20	—	—	546
Inventories	—	484	780	93	—	106	15	—	—	1,478
Property, plant and equipment, net	—	2,735	786	147	351	60	—	—	6	4,085
Goodwill and intangible assets, net	—	221	362	27	—	21	254	—	—	885
Other assets	6,156	252	506	99	109	21	6	—	16	7,165
Total assets	$17,135	$4,587	$2,582	$458	$526	$243	$309	$—	$1,906	$27,746
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$2,405	$1,579	$981	$146	$49	$71	$50	$—	$90	$5,371
Securities sold, not yet purchased, at fair value	5,340	—	—	—	—	—	—	—	—	5,340
Debt	—	1,660	26	155	1	40	—	—	5,810	7,692
Total liabilities	7,745	3,239	1,007	301	50	111	50	—	5,900	18,403

Equity attributable to Icahn Enterprises	4,271	686	1,575	143	472	132	259	—	(3,994)	3,544
Equity attributable to non-controlling interests	5,119	662	—	14	4	—	—	—	—	5,799
Total equity	9,390	1,348	1,575	157	476	132	259	—	(3,994)	9,343
Total liabilities and equity	$17,135	$4,587	$2,582	$458	$526	$243	$309	$—	$1,906	$27,746

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

The following table presents our consolidated geographic net sales from external customers, other revenues from operations and property, plant and equipment, net for the periods indicated:

							Property, Plant and
	Net Sales			Other Revenues From Operations			Equipment, Net
	Year Ended December 31,			Year Ended December 31,			December 31,
	2022	2021	2020	2022	2021	2020	2022	2021

	(in millions)
United States	$12,988	$9,924	$6,462	$722	$636	$604	$3,921	$3,955
International	390	380	353	26	11	4	117	130
	$13,378	$10,304	$6,815	$748	$647	$608	$4,038	$4,085

Geographic locations for net sales and other revenues from operations are based on locations of the customers and geographic locations for property, plant, and equipment are based on the locations of the assets.

14. Income Taxes

The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows:

	Icahn Enterprises
	December 31,
	2022	2021

	(in millions)
Book basis of net assets	$3,901	$3,544
Book/tax basis difference	(1,267)	(1,362)
Tax basis of net assets	$2,634	$2,182

Income (loss) from continuing operations before income tax benefit (expense) is as follows:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Domestic	$(8)	$(576)	$(2,586)
International	17	(2)	2
	$9	$(578)	$(2,584)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax benefit (expense) attributable to continuing operations is as follows:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Current:
Domestic	$(174)	$(87)	$69
International	(8)	(3)	(2)
Total current	(182)	(90)	67
Deferred:
Domestic	149	166	51
International	(1)	2	(2)
Total deferred	148	168	49
	$(34)	$78	$116

A reconciliation of the income tax benefit (expense) calculated at the federal statutory rate to income tax benefit (expense) on continuing operations as shown in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Income tax benefit at U.S. statutory rate	$(2)	$121	$543
Tax effect from:
Valuation allowance	100	13	(243)
Non-controlling interest	38	10	(6)
Tax rate changes	—	13	—
Dividends received	(23)	(24)	—
Income not subject to taxation	(88)	(64)	(287)
State taxes	(49)	—	103
Other	(10)	9	6
Income tax benefit (expense)	$(34)	$78	$116

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows:

	December 31,
	2022	2021

	(in millions)
Deferred tax assets:
Property, plant and equipment	$—	$1
Net operating loss	954	955
Tax credits	46	54
Capital loss	253	342
Leases	115	118
Investment in partnerships	74	—
Other	101	120
Total deferred tax assets	1,543	1,590
Less: Valuation allowance	(866)	(971)
Net deferred tax assets	$677	$619

Deferred tax liabilities:
Property, plant and equipment	$(100)	$(118)
Intangible assets	(70)	(80)
Investment in partnerships	(435)	(496)
Investment in U.S. subsidiaries	(184)	(184)
Leases	(112)	(113)
Other	(6)	(9)
Total deferred tax liabilities	(907)	(1,000)
	$(230)	$(381)

We recorded deferred tax assets and deferred tax liabilities of $109 million and $339 million, respectively, as of December 31, 2022 and $9 million and $390 million, respectively, as of December 31, 2021. Deferred tax assets are included in other assets in our consolidated balance sheets.

We analyze all positive and negative evidence to consider whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income, tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. As of December 31, 2022 we had a valuation allowance of approximately $866 million primarily related to tax loss and credit carryforwards and other deferred tax assets. The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. For the year ended December 31, 2022, the valuation allowance on deferred tax assets decreased by $105 million. The decrease was primarily attributable to utilization of capital loss carryforwards and changes in state net operating loss carryforwards.

On December 11, 2020, we acquired all of the outstanding stock of Vivus upon its emergence from bankruptcy. On July 15, 2021, we contributed the stock of Vivus, Inc. to American Entertainment Properties Corp (“AEPC”), a wholly owned subsidiary, in a tax-free transaction. Immediately after the contribution, Vivus, Inc. converted into an LLC and became a disregarded entity of AEPC.

At December 31, 2022, American Entertainment Properties Corp. (“AEPC”), a wholly-owned corporate subsidiary of Icahn Enterprises, which includes all or parts of our Automotive, Food Packaging, Pharma, Home Fashion and Real Estate segments had U.S. federal net operating loss carryforwards of approximately $3.0 billion with expiration dates

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from 2024 through unlimited carryforward periods. Additionally, AEPC and its corporate subsidiaries had foreign net operating loss carryforwards of $22 million with an unlimited carryforward period.

At December 31, 2022, CVR Energy had state income tax credits of $9 million, which are available to reduce future state income taxes. These credits have an indefinite carryforward period.

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

As of December 31, 2022, we have not provided taxes on approximately $72 million of undistributed earnings in foreign subsidiaries which are deemed to be indefinitely reinvested. If at some future date these earnings cease to be permanently reinvested, we may be subject to foreign income and withholding taxes upon repatriation of such amounts. An estimate of the tax liability that would be incurred upon repatriation of foreign earnings is not practicable to determine.

Accounting for Uncertainty in Income Taxes

A summary of the changes in the gross amounts of unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Balance at January 1	$33	$35	$33
Addition based on tax positions related to the current year	—	—	1
Increase for tax positions of prior years	—	—	6
Decrease for tax positions of prior years	—	(1)	(2)
Decrease for statute of limitation expiration	(6)	(1)	(3)
Balance at December 31	$27	$33	$35

At December 31, 2022, 2021 and 2020, we had unrecognized tax benefits of $27 million, $33 million and $35 million, respectively. Of these totals, $25 million, $29 million and $31 million represent the amount of unrecognized tax benefits that if recognized, would affect the annual effective tax rate in the respective periods. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.

During the next 12 months, we believe that it is reasonably possible that unrecognized tax benefits may decrease by approximately $17 million due to statute expirations.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. We recorded $6 million, $5 million and $3 million as of December 31, 2022, 2021 and 2020, respectively, in liabilities for tax related net interest and penalties in our consolidated balance sheets. Income tax expense (benefit) related to interest and penalties were $2 million, $2 million and $2 million for the years December 31, 2022, 2021 and 2020, respectively. We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We and our subsidiaries are no longer subject to U.S. federal tax examinations for years before 2018 or state and local examinations for years before 2017, with limited exceptions. The

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Internal Revenue Service (“IRS”) has concluded its examination of the AEPC group’s income tax returns for the years ended December 31, 2018 and 2017. No significant issues or changes were made pursuant to the examination.

15. Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits and
	of Tax	Other, Net of Tax	Total

	(in millions)
Balance, December 31, 2021	$(38)	$(36)	$(74)
Other comprehensive (loss) income before reclassifications, net of tax	(7)	11	4
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	—	—
Other comprehensive (loss) income, net of tax	(7)	11	4
Balance, December 31, 2022	$(45)	$(25)	$(70)

16. Other Loss, Net

Other income, net consists of the following:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Dividend expense	$(95)	$(75)	$(17)
Equity earnings from non-consolidated affiliates	10	8	2
Foreign currency transaction loss	(3)	(14)	(5)
Legal settlement loss	(76)	—	—
Loss on extinguishment of debt, net	(2)	(5)	(12)
Other	(11)	2	1
	$(177)	$(84)	$(31)

17. Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect human health and the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities on an undiscounted basis were $22 million and $13 million as of December 31, 2022 and 2021, respectively, primarily within our Energy segment, which are included in accrued expenses and other liabilities in our consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

Energy

CVR Energy’s indirect wholly-owned subsidiary, Coffeyville Resource Refining & Marketing, LLC (“CRRM”) is party to proceedings relating to claims by United States Department of Justice (the “DOJ”) on behalf of the U.S.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental Protection Agency (the “EPA”) and the State of Kansas, acting by and through Kansas Department of Health and Environment (“KDHE”) a 2012 Consent Decree (“CD”) between CRRM, the United States (on behalf of the EPA) and KDHE at its Coffeyville refinery primarily relating to flares and seeking stipulated penalties under the CD of $6.8 million (the “Stipulated Claims”), which amount CRRM previously deposited into a commercial escrow account, which escrowed funds are legally restricted for use and are included in other assets in our condensed consolidated balance sheets. After the United States District Court for the District of Kansas (“D. Kan.”) denied CRRM’s petition for judicial review of the Stipulated Claims, CRRM appealed the D. Kan order to the United States Court of Appeals for the Tenth Circuit (the “10th Circuit”), which appeal was stayed by the 10th Circuit but remains pending. CRRM is also party to proceedings brought by the DOJ, on behalf of the EPA, and KDHE in the D. Kan alleging violations of the CAA, CRRM’s Title V permit, the Kansas State Implementation Plan, Kansas law, Part 63 of the National Emission Standards for Hazardous Air Pollutants from Petroleum Refineries Subparts CC and R (“NESHAP”) and Coffeyville Resources Refining and Marketing, LLC’s permits relating to flares, heaters, and related matters and seeking civil penalties, injunctive and related relief under an amended complaint filed by the United States (on behalf of the EPA) and KDHE on February 17, 2022 (collectively, the “Statutory Claims”). Motion practice in the lawsuit filed in the D. Kan by the United States (on behalf of the EPA) and KDHE, which complaint was amended on February 17, 2022 (the “Amended Complaint”), is ongoing. In October 2022, the D. Kan granted CRRM’s motion to dismiss KDHE’s request for penalties under Kansas law but denied its motion to dismiss all other Statutory Claims. The D. Kan. subsequently held a scheduling conference in December 2022 and entered a scheduling order in January 2023. Under that schedule, the case will proceed through discovery in 2023 and 2024. The court will schedule a trial in the case at a later date. In January 2023, the United States (on behalf of the EPA) and the State of Kansas, through KDHE, amended their complaint before the D. Kan. in connection with their allegations that CRRM violated the CAA, the Kansas State Implementation Plan, Kansas law, 40 C.F.R. Part 63 and CRRM’s permits relating to flares, heaters, and related matters and seeking civil penalties, injunctive and related relief (collectively, the “Statutory Claims”), adding certain claims including relating to an alleged failure to comply with certain emissions reporting requirements for 2016. Negotiations and proceedings remain ongoing relating to the Statutory Claims, and also relating to the Stipulated Claims being sought by the United States (on behalf of the EPA) and the State of Kansas (through KDHE) in connection with their allegations that CRRM violated the CAA and a 2012 Consent Decree between CRRM, the United States (on behalf of the EPA) and KDHE, following CRRM’s appeal to the United States Court of Appeals for the Tenth Circuit of the denial by D. Kan. of CRRM’s petition for judicial review of the Stipulated Claims. As negotiations and proceedings relating to the Stipulated Claims and the Statutory Claims are ongoing, CVR Energy cannot at this time determine the outcome of these matters, including whether such outcome, or any subsequent enforcement or litigation relating thereto would have a material impact on our Energy segment’s financial position, results of operations, or cash flows.

As of December 31, 2022 and 2021, our Energy segment had environmental accruals of $22 million and $12 million, respectively, representing estimated costs for future remediation efforts at certain sites.

Renewable Fuel Standard

CVR Energy’s obligated-party subsidiaries are subject to the Renewable Fuel Standard (“RFS”) implemented primarily by the EPA which requires refiners to either blend renewable fuels into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. CVR Energy’s obligated subsidiaries are not able to blend the substantial majority of its transportation fuels and, unless their obligations are waived by the EPA, has to purchase RINs on the open market and may have to obtain waiver credits for cellulosic biofuels or other exemptions from the EPA, to the extent available, in order to comply with the RFS. CVR Energy’s obligated-party subsidiaries have filed a number of petitions in the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) and the United States Court of Appeals for the District of Colombia Circuit (the “DC Circuit”) challenging the EPA’s April 2022 and June 2022 alternate compliance rulings and the EPA’s Final Rule filed in July 2022 establishing renewal volume obligation (“RVO”), and, with respect to Wynnewood Refining Company, LLC (“WRC”), challenging EPA’s denial of small refinery exemptions (“SREs”) sought by WRC for the 2017 through 2021 compliance periods, also intervened in an action filed by certain biofuels producers relating to the RFS. In late 2022, the Fifth Circuit denied the EPA’s motions to stay the SRE Denial Lawsuits. In February 2023, WRC filed a motion in the Fifth Circuit seeking a stay of enforcement

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the RFS against WRC pending resolution for the denial of SREs lawsuits. As each of these proceedings is in its earliest stages, we cannot currently estimate the outcome, impact or timing of resolution of these matters. However, while CVR Energy intends to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to CVR Energy, they could have a material effect on our Energy business’ financial position, results of operations, or cash flows.

For the years ended December 31, 2022, 2021 and 2020, our Energy segment recognized an expense of $435 million, $435 million and $190 million, respectively, for CVR Energy’s obligated-party subsidiaries’ compliance with the RFS (based on our Energy segment’s revised 2020 and finalized 2021 and 2022 annual RVO and excluding the impacts of any exemptions or waivers to which our Energy segment may be entitled). These recognized amounts are included in cost of goods sold in our consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol and biodiesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which our Energy segment may be entitled), the remaining position is marked-to-market using RIN market prices at period end. As of December 31, 2022 and 2021, the RFS position for CVR Energy’s obligated-party subsidiaries was $692 million and $494 million, respectively, which is included in accrued expenses and other liabilities in our consolidated balance sheets.

Litigation

From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.

Energy

Call Option Lawsuits –In December 2022, the Delaware Court of Chancery (the “Chancery Court”) approved the final settlement of the consolidated lawsuits (collectively, the “Call Option Lawsuits”) filed by purported former unitholders of CVR Refining, LP on behalf of themselves and an alleged class of similarly situated unitholders against CVR Energy and certain of its affiliates (the “Call Defendants”) relating to CVR Energy’s exercise of the call option under the CVR Refining, LP Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s LP’s general partner including the Stipulation, Compromise and Release (the “Settlement”) entered into by the parties on August 19, 2022. The Settlement of the Call Option Lawsuits had no further impact on our Energy business’ financial position or results of operations beyond the $79 million recognized within Other loss, net for the year ended December 31, 2022 to reflect the estimated probable loss.

On November 28, 2022, the 434th Judicial District Court of Fort Bend County, Texas granted summary judgment in favor of the primary and excess insurers (the “Insurers”) of the Call Defendants in the Insurers’ declaratory judgment action seeking determination that they owe no indemnity coverage for the Call Option Lawsuits in relation to insurance policies that have coverage limits of $50 million. The Company intends to appeal the grant of summary judgment while it concurrently pursues its claims against the Insurers it filed in October 2022 in the Superior Court of the State of Delaware (the “Superior Court”) alleging Breach of Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing against their primary and excess insurers (the “Insurers”) relating to their denial of coverage of the Call Defendants’ defense expenses and indemnity, as well as other conduct of the Insurers relating to the Call Option Lawsuits. On January 3, 2023, the Superior Court granted the Call Defendants’ motion for leave to amend its complaint to seek recovery from the Insurers of all of the amounts paid in settlement of the Call Option Lawsuits. As both lawsuits are in their early stages, CVR Energy cannot determine at this time the outcome of these lawsuits, including whether the outcome would have a material impact on our Energy business’ financial position, results of operations, or cash flows.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 85% of our outstanding depositary units as of December 31, 2022. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of December 31, 2022. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $32 million as of December 31, 2022. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Year	Energy	Pharma

	(in millions)
2023	$142	$14
2024	83	13
2025	83	14
2026	77	14
2027	71	15
Thereafter	187	34
	$643	$104

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

Components of net periodic benefit cost (credit) are as follows:

	U.S. and Non-U.S. Pension Benefits
	Year Ended December 31,
	2022	2021	2020

	(in millions)
Interest cost	$4	$4	$5
Expected return on plan assets	(5)	(5)	(5)
Amortization of actuarial losses	1	1	1
	$—	$—	$1

The following table provides disclosures for Viskase’s benefit obligations, plan assets, funded status, and recognition in the consolidated balance sheets. As pension costs for Viskase are not material to our consolidated

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial position and results of operations, we do not provide information regarding their inputs and valuation assumptions.

	U.S. and Non-U.S. Pension Benefits
	2022	2021

	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$154	$166
Interest cost	4	4
Benefits paid	(8)	(8)
Actuarial gain	(34)	(5)
Currency translation	(1)	(3)
Benefit obligation, end of year	115	154
Change in plan assets:
Fair value of plan assets, beginning of year	106	94
Actual return on plan assets	(15)	11
Employer contributions	1	8
Benefits paid	(8)	(7)
Fair value of plan assets, end of year	84	106
Funded status of the plan and amounts recognized in the consolidated balance sheets	$(31)	$(48)

Defined Benefit Plans Measured at Fair Value on a Recurring Basis

The following table presents Viskase’s defined benefit plan assets measured at fair value on a recurring basis:

	December 31, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(in millions)
U.S. and Non-U.S. Plans:
Cash and cash equivalents	$13	$—	$13	$6	$—	$6
Government debt securities	2	13	15	6	4	10
Exchange traded funds	12	—	12	24	—	24
Mutual funds	20	—	20	37	2	39
Common stock	24	—	24	27	—	27
	$71	$13	$84	$100	$6	$106

19. Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Cash payments for interest, net of amounts capitalized	$(438)	$(485)	$(507)
Cash (payments) receipts for income taxes, net	(180)	(72)	22
Non-cash dividends to non-controlling interests in subsidiary	—	(74)	—
Non-cash Investment segment contributions from non-controlling interests	—	2	1,240
Non-cash consideration for obtaining a controlling interest in subsidiary	—	—	(249)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Subsequent Events

Icahn Enterprises

Distribution

On February 22, 2023, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about April 19, 2023 to depositary unitholders of record at the close of business on March 13, 2023. Depositary unitholders will have until April 6, 2023 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending April 14, 2023. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Auto Plus

In January of 2023, IEH Auto Parts Holding LLC and its subsidiaries (“Auto Plus”), an automotive parts distributor held within Icahn Automotive, filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code. In the course of the Chapter 11 cases, Auto Plus will seek to sell substantially all of its assets pursuant to Section 363 of the Bankruptcy Code, with the proceeds of such sale used to satisfy obligations to its creditors, and to settle or discharge all of its obligations, in each case subject to approval by the Bankruptcy Court.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2022, is effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Icahn Enterprises L.P.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2022, and our report dated February 24, 2023 expressed an unqualified opinion on those financial statements.

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

February 24, 2023

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, offices held and ages of the directors and executive officers of Icahn Enterprises G.P., Inc. (“Icahn Enterprises GP”), the general partner of Icahn Enterprises L.P. (“Icahn Enterprises”) are as follows:

Name	Age	Position
Carl C. Icahn	86	Chairman of the Board
David Willetts	47	President, Chief Executive Officer and Director
Ted Papapostolou	42	Chief Financial Officer, Chief Accounting Officer and Director
Brett Icahn	43	Director
Michael Nevin	39	Director
Denise Barton	65	Director
Stephen A. Mongillo	61	Director
Alvin B. Krongard	86	Director
Nancy Dunlap	70	Director

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

Ted Papapostolou has served as Chief Financial Officer of Icahn Enterprises since November 2021 and Chief Accounting Officer of Icahn Enterprises since March 2020. In addition, Mr. Papapostolou has served as director of Icahn Enterprises since December 2021 and its Secretary since April 2020. Mr. Papapostolou served in various progressive accounting positions at Icahn Enterprises from March 2007 to March 2020. Previously, Mr. Papapostolou worked at Grant Thornton LLP in their audit practice. Mr. Papapostolou received his M.B.A. from The Peter J. Tobin College of Business at Saint John’s University and his B.B.A. from Frank G. Zarb School of Business at Hofstra University. Mr. Papapostolou has served as director of Viskase Companies, Inc., since April 2020. Viskase Companies, Inc., is indirectly controlled by Carl C. Icahn.

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

Michael Nevin has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since December 2018 and has served as Managing Director from June 2018 until August 2019. In addition, Mr. Nevin has served as Chief Financial Officer of Icahn Automotive Group LLC from August 2019 to November 2022. From July 2015 to June 2018, Mr. Nevin served as a Financial Analyst at Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Nevin was employed by Jefferies LLC as a Research Analyst from 2014 to 2015 covering the utilities sector. Mr. Nevin was also employed by JP Morgan Investment Bank in various roles from 2009 to 2014, most recently as an Associate from 2012 to 2014. Mr. Nevin currently serves as director of certain subsidiaries of Icahn Automotive Group

LLC. Mr. Nevin was previously: a director of Viskase Companies, Inc. from April 2017 until January 2022; a director of Conduent Incorporated, a provider of business process outsourcing services, from December 2016 through August 2019; a director of Ferrous Resources Ltd, an iron ore mining company, from December 2016 through its sale in August 2019; a director of American Railcar Industries, Inc., a railcar manufacturing company, from February 2017 through its sale in December 2018; and a director of Federal-Mogul LLC, a supplier of automotive powertrain and safety components, from February 2016 through its sale in October 2018. Viskase Companies, Inc., is indirectly controlled by Carl C. Icahn. Ferrous Resources Ltd., American Railcar Industries, Inc. and Federal-Mogul LLC were previously indirectly controlled by Mr. Icahn. Carl C. Icahn also has a non-controlling interests in Conduent Incorporated through the ownership of securities. Mr. Nevin is married to the daughter of Carl C. Icahn.

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

Stephen A. Mongillo has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since March 2020 and is a member of our audit committee. Mr. Mongillo has served as a director of CVR Energy, Inc., a majority owned subsidiary of Icahn Enterprises, since May 2012. Mr. Mongillo is currently, and has been since April 2012, the Chairman and Chief Executive Officer of AMPF, Inc., a distributor of picture frame mouldings and supplies of which he is also the principal shareholder. Previously, Mr. Mongillo served as: a director of HERC Holdings, Inc., a publicly traded equipment rental company, from 2016 until 2018; a director of American Railcar Industries, Inc from 2009 until 2011; a director of WestPoint Home LLC, from March 2009 until January 2011; and a managing director of Icahn Capital LP, from January 2008 until January 2011. Icahn Capital LP and WestPoint Home, LLC are each indirectly controlled by Carl C. Icahn. American Railcar Industries, Inc. was previously indirectly controlled by Carl C. Icahn. Carl C. Icahn also previously had non-controlling interests in HERC Holdings, Inc through the ownership of securities. Mr. Mongillo received a B.A. from Trinity College and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

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

Audit Committee Report

The audit committee has confirmed that: (1) the audit committee reviewed and discussed our audited financial statements for the year ended December 31, 2022 with management; (2) the audit committee has discussed with our independent auditors the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC; (3) the audit committee has received the written disclosures and the letter from the independent accountants required by the applicable requirements of the PCAOB regarding the independent accountant’s communication with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence; and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the board of directors that our audited financial statements for the year ended December 31, 2022 be included in this Report.

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

Nasdaq Corporate Governance Compliance

Pursuant to Rule 5615(a)(4)(J) of the Nasdaq corporate governance requirements, in the event that an executive officer of Icahn Enterprises’, or a person performing an equivalent role, becomes aware of any noncompliance with Nasdaq’s corporate governance requirements, he or she is required to provide prompt notice to Nasdaq of such noncompliance. As of February 24, 2023, we believe that we are compliant with Nasdaq’s corporate governance requirements.

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

The board of directors met six times during 2022, including four regularly scheduled meetings and two special meetings. All of the directors who served during all of 2022 attended at least 75% of the total meetings of the board of directors and each of its committees on which such director served.

Item 11. Executive Compensation

Company Structure and Reporting Requirements

Icahn Enterprises is a master limited partnership (“MLP”) and is not subject to the proxy solicitation rules as required by Section 14A of the Exchange Act or §240.14a-20 in connection with this Annual Report on Form 10-K. As an MLP, pursuant to Icahn Enterprises’ partnership agreement, the general partner, Icahn Enterprises GP, has exclusive management powers over the business and affairs of Icahn Enterprises. That is, Icahn Enterprises GP’s stockholders have the right to elect members of Icahn Enterprises GP’s board of directors, who, in turn, elect the officers of Icahn Enterprises. Accordingly, Icahn Enterprises does not hold annual meetings to elect its directors.

Compensation Discussion and Analysis

The following section provides an overview and analysis of our compensation programs, the compensation decisions we have made under those programs, and the factors we considered in making those decisions. Later in this section, under the heading “Additional Information Regarding Executive Compensation,” we provide a table containing specific information about the compensation earned by the following individuals in 2022, whom we refer to as our named executive officers:

●	Carl C. Icahn, Chairman of the Board
●	David Willetts, President and Chief Executive Officer
●	Ted Papapostolou, Chief Financial Officer and Chief Accounting Officer

The discussion below is intended to help you understand the detailed information provided in the table and put that information into context within our overall compensation program.

Overview of Compensation Program

Throughout this narrative discussion and in the accompanying table, we refer to our named executive officers. The key compensation package provided to our named executive officers consists of (i) base salary, (ii) incentive compensation and (iii) other benefits. The key compensation provided to our named executive officers for 2022 consisted of salary, bonuses and deferred unit awards. See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for the compensation received by each of our named executive officers for 2022. Executive compensation levels are established based upon the recommendation of our Chairman, which are discussed with members of the Board. The Board does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.

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

See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for detailed information on the compensation received by each of our named executive officers for 2022.

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

Deferred Unit Awards

There were no awards granted during 2022 for our named executive officers. Deferred unit awards are granted to key employees in order to align the interests of executives with our unitholders, provide competitive financial incentives and to promote continuity of management.

401(k) Plan and Other Benefits

For 2022, Messrs. Willets and Papapostolou were our only named executive officers participating in our qualified Icahn Enterprises Holdings 401(k) Plan (the “401(k) Plan”), and thus received matching contributions for 2022. The matching contributions for the respective named executive officer in 2022 are disclosed in our Summary Compensation Table under “All Other Compensation” and in the related footnote. Mr. Icahn was our only named executive who did not participate in the 401(k) Plan for 2022. Our 401(k) Plan helps employees save and prepare financially for retirement.

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

Perquisites

The total value of all perquisites and personal benefits (exclusive of 401(k) Plan matching contributions) provided to each of our named executive officers for 2022, 2021 and 2020 was less than $10,000 per person.

CEO Pay Ratio

Our Chief Executive Officer to median employee pay ratio (“CEO Pay Ratio”) is calculated in accordance with Regulation S-K. We determined that we are permitted by Regulation S-K to use the same median employee for 2022 as was identified previously using initial data as of December 31, 2021. We elected to use the prior data as we have not had significant changes to our employee population or employee compensation arrangements that we reasonably believe would result in a significant change in our CEO Pay Ratio Disclosure.

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

Our Chief Executive Officer’s total annual compensation for 2022 was $2,552,942. The median employee’s total annual compensation for 2022 was $39,520. The ratio of our Chief Executive Officer’s total annual compensation to our median employee’s total annual compensation for 2022 was 65:1.

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

Alvin B. Krongard

Nancy Dunlap

Denise Barton

Compensation Committee Interlocks and Insider Participation

During 2022, our entire board of directors, including Mr. Icahn, participated in deliberations concerning executive compensation. During 2022, none of our executive officers served on the compensation committee (or equivalent), or the board of directors of another entity whose executive officer(s) served on our board of directors.

Additional Information Regarding Executive Compensation

The following table sets forth information in respect of the compensation earned for services to us and/or our subsidiaries by each of our named executive officers for 2022.

Summary Compensation Table

	Annual Compensation(1)
				Unit	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Carl C. Icahn(2)	2022	1	—	—	15,543	15,544
Chairman of the Board	2021	1	—	—	14,636	14,637
	2020	1	—	—	14,636	14,637

David Willetts(3)	2022	1,000,000	1,550,000	—	2,942	2,552,942
President and Chief Executive Officer	2021	428,654	887,535	3,750,000	1,741	5,067,930

Ted Papapostolou (4)	2022	550,000	100,000	—	10,765	660,765
Chief Financial Officer and Chief Accounting Officer	2021	271,000	100,000	1,650,000	11,251	2,023,188
	2020	250,000	100,000	—	11,230	361,230

(1)	Pursuant to applicable regulations, certain columns of the Summary Compensation Table have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, any of our subsidiaries or by Icahn Enterprises GP, which was subsequently reimbursed by us, required to be reported in those columns.
(2)	The salary indicated above represents compensation paid to Mr. Icahn in each of 2022, 2021 and 2020 for his services as Chief Executive Officer of our subsidiary, Icahn Capital LP, and of the general partners of the Investment Funds. Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds for which he currently does not receive an annual base salary. Mr. Icahn does not receive director fees from us. Mr. Icahn’s all other compensation for 2022 consists of $14,668 in dental, medial and other benefits and $875 in life insurance benefits.
(3)	For 2022, Mr. Willetts received a salary of $1,000,000 and a bonus of $1,550,000, which was determined based on various factors, including, but not limited to overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork. Mr. Willetts’ all other compensation for 2022 consists of $2,038 for medical and dental benefits and $904 for life insurance premiums.
(4)	For 2022, Mr. Papapostolou received a salary of $550,000 and a bonus of $100,000, which was determined based on various factors, including, but not limited to overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork. Mr. Papapostolou’s all other compensation for 2022 consists of $9,531 in matching contributions under our 401(k) Plan, $354 for medical and dental benefits and $880 for life insurance premiums.

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

Grants of Plan Based Awards

There were no awards granted during 2022 for any of our named executive officers under the 2017 Incentive Plan.

	Estimated Future Payout Under Equity Incentive Plan Awards
			Grant Date
	Grant	Number	Fair Value
Name	Date	of Units	($)
David Willetts	12/9/2021	69,498	3,750,000
Ted Papapostolou	12/9/2021	30,579	1,650,000

Outstanding Equity Awards at Fiscal Year End 2022

The following table sets forth information in respect of outstanding equity awards held by each of our named executive officers as of December 31, 2022 under the 2017 Incentive Plan. All awards below are cash-settled deferred unit awards that cliff vest three years from the date of grant.

	Equity Awards That Have Not Vested
			Market Value
	Grant	Number	of Units
Name	Date	of Units	($)
David Willetts	12/9/2021	69,498	3,520,074
Ted Papapostolou	12/9/2021	30,579	1,548,826

There were no awards that vested during 2022 for our named executive officers.

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

Potential Payments Upon Termination or Change in Control

We did not have any employment agreements or other arrangements pursuant to which any of our named executive officers would have received potential payments upon a termination or change in control as of December 31, 2022 except for that disclosed above.

Neither of Messrs. Willets or Papapostolou have employment agreements. However, Messrs. Willets, Papapostolou are eligible for certain payments in the event of involuntary termination (other than for cause, as defined in our severance policy), which generally provide for a pro-rated cash bonus and an acceleration of unvested deferred unit awards (also pro-rated) at the time of termination.

As of December 31, 2022, Messrs. Willets and Papapostolou would have potential payouts of unvested deferred unit awards with a market value of approximately $1,246,157 and $548,307 respectively, if they were involuntarily terminated on December 31, 2022 and otherwise eligible for payment.

Director Compensation

The following table provides compensation information for our directors in 2022, except for Messrs. Icahn, Willets and Papapostolou, as well as Messrs. Icahn, Willets and Papapostolou is included in the Summary Compensation Table. Messrs. Icahn, Willets and Papapostolou did not receive compensation for serving on our Board.

	Fees Earned or	All Other
	Paid in Cash	Compensation	Total
Name	($)	($)	($)
Brett Icahn	—	—	—
Michael Nevin	—	—	—
Stephen A. Mongillo	40,000	—	40,000
Alvin B. Krongard	35,000	—	35,000
Nancy Dunlap	35,000	—	35,000
Denise Barton	35,000	—	35,000

During 2022, the fees earned or paid in cash for Messrs. Mongillo and Krongard and Mses. Barton and Dunlap, were in respect of their services rendered as members of our Board. With respect to Mr. Mongillo, the fees earned or paid in cash included $5,000 for serving as the chairman of the audit committee. Brett Icahn and Mr. Nevin did not receive compensation in respect of their services rendered as a member of our board of directors.

Directors receive only cash compensation, if applicable, and currently are not granted any options, units or other equity-based awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

As of February 23, 2023, affiliates of Mr. Icahn, owned 299,997,624 of Icahn Enterprises’ depositary units, or approximately 85% of Icahn Enterprises’ outstanding depositary units. In accordance with the listing rules of Nasdaq, Icahn Enterprises’ status as a limited partnership affords Icahn Enterprises an exemption from certain corporate governance requirements which includes an exemption from the requirement to have compensation and nominating committees consisting entirely of independent directors. Icahn Enterprises GP’s board of directors presently consists of three independent directors and the audit committee consists entirely of independent directors.

Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds, for which he currently receives an annual base salary of $1 per annum. Mr. Icahn does not receive director fees from us.

The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP as the general partner of Icahn Enterprises. Thus, since Mr. Icahn, through affiliates, holds approximately 85% of Icahn Enterprises’ outstanding depositary units as of February 24, 2023, Icahn Enterprises GP will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn’s consent. Moreover, under the partnership agreement, the affirmative vote of Icahn Enterprises GP and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue Icahn Enterprises in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of Icahn Enterprises Holdings, to consent to certain proposals submitted for the approval of the limited partners of Icahn Enterprises Holdings. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.

The following table provides information, as of February 22, 2023, as to the beneficial ownership of the depositary units for each director and named executive officer of Icahn Enterprises GP and all directors and named executive officers of Icahn Enterprises GP, as a group. Except for Mr. Icahn, none of our named executive officers, directors or other unitholders beneficially own more than 5% of Icahn Enterprises’ depositary units.

	Beneficial Ownership of
	Icahn Enterprises’
Name of Beneficial Owner	Depositary Units		Percent of Class
Carl C. Icahn	299,997,624	(a) (b) (c)	84.9%
David Willetts	69,498		*
Ted Papapostolou	30,579		*
Brett Icahn	408,404		*
Michael Nevin	—		—%
Stephen A. Mongillo	—		—%
Alvin B. Krongard	41,008		*
Nancy Dunlap	6,649		*
Denise Barton	—		—%
All Directors and Executive Officers as a Group (nine persons)	300,553,762	(c)	85.0% %
*	Less than 1% of total outstanding depositary units of Icahn Enterprises.
(a)	The foregoing is exclusive of a 1.99% ownership interest which Icahn Enterprises GP holds by virtue of its 1% general partner interest in each of us and Icahn Enterprises Holdings.
(b)	Based on a Schedule 13D/A filed with the SEC on December 23, 2022 by CCI Onshore LLC, Gascon Partners, High Coast Limited Partnership, Highcrest Investors LLC, Thornwood Associates Limited Partnership, Barberry Corp., Starfire Holding Corporation, Little Meadow Corp. and Mr. Icahn. Mr. Icahn, by virtue of his relationship to such entities, may be deemed to beneficially own such Depositary Units. Mr. Icahn disclaims beneficial ownership of such Depositary Units except to the extent of his pecuniary interest therein. The principal business address of Mr. Icahn and the other filers of the Schedule 13D/A is 16690 Collins Avenue, PH-1, Sunny Isles Beach, FL 33160.
(c)	Includes 181,439,167 depositary units pledged as collateral to secure certain personal indebtedness. The number of depositary units pledged to secure these loans fluctuates in certain years and from time to time as a result of changes in the amount of outstanding principal amount of the loans, the market price of the depositary units, and other factors. Mr. Icahn has advised that he and his affiliates have sufficient additional assets to satisfy any obligations pursuant to these loans without recourse to the depositary units, he has no need or intention to allow foreclosure on such collateral, and that he is current on all principal and interest payments with respect to the loans, and there has never been an event of default or a default under any of the loans.

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

During the first quarter of 2017, the board of directors of the general partner of Icahn Enterprises unanimously approved and adopted the 2017 Incentive Plan, which was subsequently approved by holders of a majority of Icahn Enterprises’ depository units and, became effective during the first quarter of 2017. The 2017 Incentive Plan permits us to issue depositary units and grant options, restricted units or other unit-based awards to all of our, and our affiliates’, employees, consultants, members and partners, as well as the three non-employee directors of our general partner. One million of Icahn Enterprises’ depositary units were initially available under the 2017 Incentive Plan.

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

During 2022, we declared four quarterly distributions aggregating $8.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make a timely election to receive cash, it was automatically deemed to have elected to receive the distributions in additional depositary units. As a result of the above declared distributions, during 2022 we distributed an aggregate 45,520,325 of Icahn Enterprises’ depositary units to those depositary unitholders who elected to receive such distributions in additional depositary units, of which an aggregate of 42,950,364 depositary units were distributed to Mr. Icahn and his affiliates. As a result, Mr. Icahn and his affiliates owned approximately 85% of Icahn Enterprises’

outstanding depositary units as of December 31, 2022. Mr. Icahn and his affiliates may in the future elect to receive all or a portion of their distributions in cash or in additional depositary units. Pursuant to registration rights agreements, Mr. Icahn has certain registration rights with regard to the depositary units beneficially owned by him.

On February 22, 2023, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about April 19, 2023 to depositary unitholders of record at the close of business on March 13, 2023. Depositary unitholders will have until April 6, 2023 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units.

We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. Additionally, Mr. Icahn and his affiliated entities may also invest in securities in which Icahn Enterprises and its consolidated subsidiaries invest. Mr. Icahn and his affiliates (excluding Icahn Enterprises), make investments in the Investment Funds. As of December 31, 2022, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $4.9 billion, representing approximately 54% of the Investment Funds’ assets under management.

Other Related Party Transactions

Icahn Capital LP, a wholly-owned subsidiary of ours, paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn, including administrative and investment services.

Icahn Capital LP pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Icahn Capital LP shall be allocated pro rata for such expenses in accordance with each investor’s capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital LP are reimbursed by the Investment Funds, generally when such expenses are paid. During 2022, $18 million was allocated to the Investment Funds based on this expense-sharing arrangement.

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. During 2022, Brett Icahn had net redemptions of $14 million in accordance with the manager agreement.

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

Affiliate Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 85% of Icahn Enterprises’ outstanding depositary units as of December 31, 2022. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of December 31, 2022. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $32 million as of December 31, 2022. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

Item 14. Principal Accountant Fees and Services

We incurred $5,849,121 and $5,582,246 in audit fees and expenses from Grant Thornton LLP for 2022 and 2021, respectively. We include in the category of audit fees such services related to the audits of annual consolidated financial statements and internal controls, reviews of quarterly financial statements, reviews of reports filed with the SEC and other services, including services related to consents and registration statements filed with the SEC.

We incurred $300,129 and $1,466,373 in audit-related fees and expenses from Grant Thornton LLP for 2022 and 2021, respectively, relating primarily to services provided in connection with subsidiary carve-out financial statements and due diligence in 2021 and employee benefit plans and certain other agreed upon procedures for both 2022 and 2021.

We incurred $2,936 and $26,415 in tax-related fees and expenses for 2022 and 2021, respectively, from Grant Thornton LLP for property tax compliance services. Additionally, we $55,736 in other fees and expenses in 2021 from Grant Thornton LLP relating to our Energy segment’s call option.

In accordance with the Charter of the audit committee of the Board of Directors of Icahn Enterprises GP, the general partner of Icahn Enterprises, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to Icahn Enterprises and its consolidated subsidiaries by their independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the ‘34 Act), all as required by applicable law or listing standards. All of the fees in 2022 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of Icahn Enterprises L.P., and subsidiaries, are included in Part II, Item 8 of this Report:

(a)(2) Financial Statement Schedules

Page Number
Schedule I - Condensed Financial Information of Parent	130

All other financial statement schedules have been omitted because the required financial information is not applicable, immaterial or the information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this Report is set forth in the Exhibit Index.

Item 16. Form 10-K Summary

None.

SCHEDULE I

ICAHN ENTERPRISES, L.P.

(Parent Company)

CONDENSED BALANCE SHEETS

	December 31,
	2022	2021

	(in millions, except unit amounts)
ASSETS
Investments in subsidiaries, net	$9,260	$9,419
Total Assets	$9,260	$9,419

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$51	$65
Debt	5,309	5,810
	5,360	5,875

Commitments and contingencies (Note 3)

Equity:
Limited partners: Depositary units: 353,572,182 units issued and outstanding at December 31, 2022 and 293,403,243 units issued and outstanding at December 31, 2021	4,647	4,298
General partner	(747)	(754)
Total equity	3,900	3,544
Total Liabilities and Equity	$9,260	$9,419

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.

(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Interest expense	$(290)	$(323)	$(342)
(Loss) gain on extinguishment of debt	(1)	3	(4)
Equity in gain (loss) of subsidiaries	108	(198)	(1,307)
Net loss	$(183)	$(518)	$(1,653)
Net (loss) income allocated to:
Limited partners	$(179)	$(604)	$(1,620)
General partner	(4)	86	(33)
	$(183)	$(518)	$(1,653)

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Cash flows from operating activities:
Net loss	$(183)	$(518)	$(1,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (gain) loss of subsidiary	(108)	198	1,307
(Loss) gain on extinguishment of debt	1	(3)	4
Other, net	(16)	(15)	(23)
Net cash used in operating activities	(306)	(338)	(365)
Cash flows from investing activities:
Net investment in and advances from subsidiaries	264	(366)	1,276
Net cash provided by (used in) by investing activities	264	(366)	1,276
Cash flows from financing activities:
Partnership distributions	(226)	(134)	(526)
Partnership contributions	768	835	102
Proceeds from borrowings	—	1,214	866
Repayments of borrowings	(500)	(1,205)	(1,350)
Debt issuance costs and other	—	(6)	(3)
Net cash provided by (used in) financing activities	42	704	(911)
Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	—	—	—
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	—	—	—
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$—	$—	$—

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES L.P.

(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Icahn Enterprises, L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., our sole general partner, which is owned and controlled by Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of December 31, 2022, Icahn Enterprises is engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Real Estate, Home Fashion and Pharma. In addition, we operated a Metals business until sold in December 2021.

For the years ended December 31, 2022, 2021 and 2020, Icahn Enterprises received (paid) $264 million, $(366) million and $1,276 million, respectively, for net investment in and advances from subsidiaries.

The condensed financial statements of Icahn Enterprises should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Report.

2. Debt

See Note 11, “Debt,” to the consolidated financial statements located in Item 8 of this Report. Icahn Enterprises’ Parent company debt consists of the following:

	December 31,
	2022	2021

	(in millions)
6.750% senior unsecured notes due 2024	—	499
4.750% senior unsecured notes due 2024	1,103	1,105
6.375% senior unsecured notes due 2025	749	748
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,460	1,461
4.375% senior unsecured notes due 2029	747	747
Total debt	$5,309	$5,810

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

4.10

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

4.11

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

4.12

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

4.13

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

4.14

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

10.14

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

10.16

Deferred Unit Agreement Pursuant to the Icahn Enterprises 2017 Long-Term Incentive Plan, dated December 9, 2021, among Icahn Enterprises and David Willetts (incorporated by reference to Exhibit 10.19 to Icahn Enterprises’ Annual Report on Form 10-K filed February 25, 2022).

10.17

Deferred Unit Agreement Pursuant to the Icahn Enterprises 2017 Long-Term Incentive Plan, dated December 9, 2021, among Icahn Enterprises and Ted Papapostolou(incorporated by reference to Exhibit 10.20 to Icahn Enterprises’ Annual Report on Form 10-K filed February 25, 2022).

10.18

Letter Agreement with David Willetts, dated December 9, 2021 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 13, 2021).

10.19

Letter Agreement with Ted Papapostolou, dated December 9, 2021 (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 13, 2021).

10.20

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

Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its
general partner

By:	/s/ David Willetts
David Willetts
President, Chief Executive Officer and Director

Date: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Willetts	President, Chief Executive Officer and Director	February 24, 2023
David Willetts

/s/ Ted Papapostolou	Chief Financial Officer, Chief Accounting Officer and	February 24, 2023
Ted Papapostolou	Director

/s/ Brett Icahn	Director	February 24, 2023
Brett Icahn

/s/ Michael Nevin	Director	February 24, 2023
Michael Nevin

/s/ Denise Barton	Director	February 24, 2023
Denise Barton

/s/ Stephen A. Mongillo	Director	February 24, 2023
Stephen A. Mongillo

/s/ Alvin B. Krongard	Director	February 24, 2023
Alvin B. Krongard

/s/ Nancy Dunlap	Director	February 24, 2023
Nancy Dunlap

Chairman of the Board
Carl C. Icahn