Form 10-Q
period 2023-03-31
ICAHN ENTERPRISES L.P.
filed 2023-05-10
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 9, 2023, there were 369,197,424 of Icahn Enterprises’ depositary units outstanding.

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

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; risks related to the severity, magnitude and duration of the COVID-19 pandemic and its impact on the global economy, financial markets and industries in which our subsidiaries operate; the impacts from the Russia/Ukraine conflict, including economic volatility and the impacts of export controls and other economic sanctions; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest, declines in the fair value of our investments as a result of the COVID-19 pandemic, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended, or be taxed as a corporation; risks relating to short sellers and associated litigation and regulatory inquires; risks related to our energy business, including the volatility and availability of crude oil, other feed stocks and refined products, declines in global demand for crude oil, refined products and liquid transportation fuels, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; the success of the proposed spin-off of the fertilizer business; risks related to our automotive activities and exposure to adverse conditions in the automotive industry, including as a result of the COVID-19 pandemic and the Chapter 11 filing of our automotive parts subsidiary; risks related to our food packaging activities, including competition from better capitalized competitors, inability of our suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; supply chain issues; inflation, including increased costs of raw materials and shipping, including as a result of the Russia/Ukraine conflict; interest rate increases; labor shortages and workforce availability; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; risks related to our home fashion operations, including changes in the availability and price of raw materials, and changes in transportation costs and delivery times. These risks and uncertainties also include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2022 and below in Item 1A. Risk Factors, of Part II of this Quarterly Report on Form 10-Q. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2023	2022

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$2,608	$2,337
Cash held at consolidated affiliated partnerships and restricted cash	2,481	2,549
Investments	6,637	6,809
Due from brokers	6,314	7,044
Accounts receivable, net	527	606
Related party notes receivable, net	207	—
Inventories, net	1,097	1,531
Property, plant and equipment, net	3,986	4,038
Derivative assets, net	363	812
Goodwill	288	288
Intangible assets, net	517	533
Other assets	1,244	1,367
Total Assets	$26,269	$27,914
LIABILITIES AND EQUITY
Accounts payable	$774	$870
Accrued expenses and other liabilities	2,646	1,981
Deferred tax liabilities	336	338
Derivative liabilities, net	608	691
Securities sold, not yet purchased, at fair value	5,654	6,495
Due to brokers	664	885
Debt	7,091	7,096
Total liabilities	17,773	18,356

Commitments and contingencies (Note 17)

Equity:
Limited partners: Depositary units: 356,967,535 units issued and outstanding at March 31, 2023 and 353,572,182 units issued and outstanding at December 31, 2022	3,854	4,647
General partner	(763)	(747)
Equity attributable to Icahn Enterprises	3,091	3,900
Equity attributable to non-controlling interests	5,405	5,658
Total equity	8,496	9,558
Total Liabilities and Equity	$26,269	$27,914

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Revenues:
Net sales	$2,758	$2,968
Other revenues from operations	187	168
Net (loss) gain from investment activities	(443)	939
Interest and dividend income	171	42
Other loss, net	(32)	(24)
	2,641	4,093
Expenses:
Cost of goods sold	2,260	2,538
Other expenses from operations	158	137
Selling, general and administrative	229	301
Loss on deconsolidation of subsidiary	226	—
Interest expense	142	134
	3,015	3,110
(Loss) income before income tax benefit (expense)	(374)	983
Income tax benefit (expense)	16	(98)
Net (loss) income	(358)	885
Less: net (loss) income attributable to non-controlling interests	(88)	562
Net (loss) income attributable to Icahn Enterprises	$(270)	$323

Net (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(265)	$317
General partner	(5)	6
	$(270)	$323

Basic (loss) income per LP unit	$(0.75)	$1.08
Basic weighted average LP units outstanding	354	294

Diluted (loss) income per LP unit	$(0.75)	$1.06
Diluted weighted average LP units outstanding	354	299
Distributions declared per LP unit	$2.00	$2.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Net (loss) income	$(358)	$885
Other comprehensive income, net of tax:
Translation adjustments	4	—
Post-retirement benefits and other	—	—
Other comprehensive income, net of tax	4	—
Comprehensive (loss) income	(354)	885
Less: Comprehensive (loss) income attributable to non-controlling interests	(88)	562
Comprehensive (loss) income attributable to Icahn Enterprises	$(266)	$323

Comprehensive (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(261)	$317
General partner	(5)	6
	$(266)	$323

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2022	$(747)	$4,647	$3,900	$5,658	$9,558
Net loss	(5)	(265)	(270)	(88)	(358)
Other comprehensive income	—	4	4	—	4
Partnership distributions payable	(15)	(709)	(724)	—	(724)
Partnership contributions	4	175	179	—	179
Investment segment distributions to non-controlling interests	—	—	—	(80)	(80)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(85)	(85)
Changes in subsidiary equity and other	—	2	2	—	2
Balance, March 31, 2023	$(763)	$3,854	$3,091	$5,405	$8,496

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2021	$(754)	$4,298	$3,544	$5,799	$9,343
Net income	6	317	323	562	885
Partnership distributions payable	(12)	(591)	(603)	—	(603)
Partnership contributions	4	180	184	—	184
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(36)	(36)
Changes in subsidiary equity and other	—	(5)	(5)	(10)	(15)
Balance, March 31, 2022	$(756)	$4,199	$3,443	$6,315	$9,758

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022

	(in millions)
Cash flows from operating activities:
Net (loss) income	$(358)	$885
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net gain (loss) from securities transactions	196	(1,133)
Purchases of securities	(380)	(20)
Proceeds from sales of securities	565	3,330
Payments to cover securities sold, not yet purchased	(1,228)	(1,913)
Proceeds from securities sold, not yet purchased	205	816
Changes in receivables and payables relating to securities transactions	655	(416)
Changes in derivative assets and liabilities	366	85
Depreciation and amortization	122	122
Loss on deconsolidation of subsidiary	226	—
Deferred taxes	(60)	57
Other, net	(19)	26
Changes in other operating assets and liabilities	(43)	81
Net cash provided by operating activities	247	1,920
Cash flows from investing activities:
Capital expenditures	(58)	(55)
Turnaround expenditures	(8)	(15)
Proceeds from sale of investments	—	107
Other, net	21	1
Net cash (used in) provided by investing activities	(45)	38
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	—	2
Investment segment distributions to non-controlling interests	(82)	—
Partnership contributions	173	178
Partnership distributions	—	(1)
Dividends and distributions to non-controlling interests in subsidiaries	(85)	(36)
Repayments of Holding Company senior unsecured notes	—	(500)
Proceeds from subsidiary borrowings	16	32
Repayments of subsidiary borrowings	(19)	(97)
Other, net	(2)	(13)
Net cash provided by (used in) financing activities	1	(435)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	—	2
Net increase in cash and cash equivalents and restricted cash and restricted cash equivalents	203	1,525
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	4,886	4,436
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$5,089	$5,961

See notes to condensed consolidated financial statements.

1.  Description of Business

Overview

Icahn Enterprises L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. References to “we,” “our” or “us” herein include both Icahn Enterprises and Icahn Enterprises Holdings and their subsidiaries, unless the context otherwise requires.

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2023, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 84% of our outstanding depositary units as of March 31, 2023.

Description of Continuing Operating Businesses

We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Real Estate, Home Fashion and Pharma. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises (unless otherwise noted), and investment activity and expenses associated with our Holding Company. See Note 13, “Segment Reporting,” for a reconciliation of each of our reporting segment’s results of operations to our consolidated results. Certain additional information with respect to our segments is discussed below.

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $4.0 billion and $4.2 billion as of March 31, 2023 and December 31, 2022, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing businesses as well as in the nitrogen fertilizer manufacturing businesses through its holdings in CVR Partners, LP, a publicly traded limited partnership (“CVR Partners”). CVR Energy is an independent petroleum refiner and marketer of high value transportation fuels primarily in the form of gasoline and diesel fuels, as well as renewable diesel. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy holds 100% of the general partner interest in CVR Partners. In addition, CVR Energy owns approximately 37% of the outstanding common units of CVR Partners as of March 31, 2023. As of March 31, 2023, we owned approximately 71% of the total outstanding common stock of CVR Energy.

On November 21, 2022, CVR Energy’s board of directors authorized its management to explore a potential spin-off of CVR Energy’s interest in the nitrogen fertilizer business into a newly created and separately traded public company. If completed, upon effectiveness of the potential spin-off transaction, current CVR Energy stockholders would own shares of both CVR Energy, holding the refinery and renewables businesses, and a holding company, holding CVR Energy’s current ownership of the general partner interest in, and approximately 37% of the common units (representing limited partner interests) of, CVR Partners. The potential spin-off would be intended to be structured as a tax-free, pro-rata distribution to all of CVR Energy’s stockholders, including Icahn Enterprises, as of a record date to be determined by CVR Energy’s board of directors. Completion of any potential spin-off will be subject to various conditions, including final approval of CVR Energy’s board of directors, and there can be no assurance that the potential spin-off will be completed in the manner described above, or at all.

Automotive

We conduct our Automotive segment through our wholly owned subsidiary, Icahn Automotive Group LLC (“Icahn Automotive”). Icahn Automotive is engaged in providing a full range of automotive repair and maintenance services (“automotive services”) to its customers as well as a retail business which consists of sales of automotive aftermarket parts and retailed merchandise (“aftermarket parts”).

On January 31, 2023, a subsidiary of Icahn Automotive, IEH Auto Parts Holding LLC and its subsidiaries (“Auto Plus”), an aftermarket parts distributor held within our Automotive segment, filed voluntary petitions in the United States Bankruptcy Court. As a result of Auto Plus’s filings for bankruptcy protections on January 31, 2023, we no longer controlled the operations of Auto Plus, therefore, we deconsolidated Auto Plus as of January 31, 2023. See Note 3, “Subsidiary Bankruptcy and Deconsolidation”, for a detailed discussion of the Auto Plus bankruptcy and deconsolidation.

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. As of March 31, 2023, we owned approximately 90% of the total outstanding common stock of Viskase.

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

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises, in addition to variable interest entities (“VIEs”) in which we are the primary beneficiary. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights, which are the rights underlying the limited partners’ ability to dissolve the limited partnership or otherwise remove the general partners, held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs. For entities over which the Company does not have significant influence, the Company accounts for its equity investment at fair value, except for the Company’s equity interest in Auto Plus.

Except for our Investment segment and Holding Company, for equity investments in which we own 50% or less but greater than 20%, we generally account for such investments using the equity method. All other such equity investments are accounted for at fair value.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, cash held at consolidated affiliated partnerships and restricted cash, accounts receivable, due from brokers, accounts payable, accrued expenses and other liabilities and due to brokers are deemed to be reasonable estimates of their fair values because of their short-term nature. See Note 5, “Investments,” and Note 6, “Fair Value Measurements,” for a detailed discussion of our investments and other non-financial assets and/or liabilities.

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of March 31, 2023 was approximately $7.1 billion and $6.5 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2022 was approximately $7.1 billion and $6.6 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $568 million and $1,019 million as of March 31, 2023 and December 31, 2022, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.

Our restricted cash balance was $1,913 million and $1,530 million as of March 31, 2023 and December 31, 2022, respectively. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions.

Revenue From Contracts With Customers and Contract Balances

Due to the nature of our business, we derive revenue from various sources in various industries. With the exception of all of our Investment segment’s and our Holding Company’s revenues, and our Real Estate and Automotive segment’s leasing revenue, our revenue is generally derived from contracts with customers in accordance with U.S. GAAP. Such revenue from contracts with customers is included in net sales and other revenues from operations in the condensed consolidated statements of operations, however, our Real Estate and Automotive segment’s leasing revenue, as disclosed in Note 10, “Leases,” is also included in other revenues from operations. Related contract assets are included in accounts receivable, net or other assets and related contract liabilities are included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Our disaggregation of revenue information includes our net sales and other revenues from operations for each of our reporting segments as well as additional disaggregation of revenue information for our Energy and Automotive segments. See Note 13, “Segment Reporting,” for our complete disaggregation of revenue information. In addition, we disclose additional information with respect to revenue from contracts with customers and contract balances for our Energy and Automotive segments below.

Energy

Our Energy segment’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and revenue is recognized at the point in time in which the customer obtains control of the product. In the three months ended March 31, 2023, our Energy segment recorded deferred revenue of $46 million related to certain tax credits available under Section 45Q of the Internal Revenue Code (the “45Q Transaction”). Our Energy segment had deferred revenue of $83 million and $48 million as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, our Energy segment recorded revenue of $12 million and $17 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

As of March 31, 2023, our Energy segment had $3 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize a majority of these performance obligations as revenue by the end of 2023 and the remaining nominal balance in 2024.

Automotive

Our Automotive segment had deferred revenue with respect to extended warranty plans of $44 million at each of March 31, 2023 and December 31, 2022, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2023 and 2022, our Automotive segment recorded deferred revenue of $6 million and $6 million, respectively, outstanding as of the beginning of each period.

Adoption of New Accounting Standards

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

In September 2022, the FASB issued ASU 2022-04, Liabilities- Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations to require entities that use supplier finance programs in connection with purchase of goods and services to disclose the key terms of such programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations of where in the financial statements outstanding amounts are present. The guidance does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. The amendments are effective in periods beginning after December 15, 2022, except that the amendments to disclose a rollforward of obligations outstanding will be effective beginning after December 15, 2023. We early adopted provisions of this ASU effective January 1, 2023, with the exception of the amendment on rollforward information, which will be adopted in the fourth quarter of 2023. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

3. Subsidiary Bankruptcy and Deconsolidation

On January 31, 2023, a subsidiary of Icahn Automotive, IEH Auto Parts Holding LLC and its subsidiaries, (collectively, “Auto Plus”), an aftermarket parts distributor held within our Automotive segment, filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code. In the course of the Chapter 11 Cases, Auto Plus will seek to sell substantially all of its assets pursuant to Section 363 of the Bankruptcy Code, with the proceeds of such sale used to satisfy obligations to its creditors, and to settle or discharge all of its obligations, in each case subject to approval by the Bankruptcy Court. Auto Plus has agreed to a global settlement in the Chapter 11 Cases with its non-Auto Plus affiliates and the Official Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the "Committee”) that provides for a guaranteed recovery to unsecured creditors, the payment of all administrative and priority claims in the Chapter 11 Cases, and the resolution of all disputes between Auto Plus, its non-Auto Plus affiliates, and the Committee.

As a result of the filing of the Chapter 11 Cases, the Company has determined that it no longer controls Auto Plus under the criteria set out in Statement of Financial Accounting Standards (“FASB”) ASC Topic 810, “Consolidation” and has deconsolidated its investment effective January 31, 2023. In order to deconsolidate Auto Plus, we removed the carrying values of the assets and liabilities of Auto Plus as of January 31, 2023, and we recorded our investment in Auto Plus at its estimated fair value of $0 resulting in a non-cash charge of $226 million recorded in the three months ended March 31, 2023, related to the deconsolidation of Auto Plus, net of a $188 million note receivable. Subsequent to deconsolidation, we no longer had the ability to exercise significant influence over Auto Plus and concluded the retained equity investment should be accounted for utilizing FASB ASC Topic 321 “Investments-Equity Securities” (“ASC 321”) measurement alternative, whereby the investment was measured at a fair value of $0 and will continue to be monitored for observable price changes that would indicate a remeasurement of its fair value.

4.  Related Party Transactions

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

Investment Funds

As of March 31, 2023 and December 31, 2022, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $4.6 billion and $4.9 billion, respectively, representing approximately 53% and 54% of the Investment Funds’ assets under management as of each respective date. During the three months ended March 31, 2023, Mr. Icahn and his affiliates had redemptions of $80 million from the Investment Funds. There were no redemptions in the three months ending March 31, 2022.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended March 31, 2023 and 2022, $3 million and $3 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

Auto Plus

As discussed in Note 3. Subsidiary Bankruptcy and Deconsolidation, Auto Plus was deconsolidated as of January 31, 2023. Subsequent to January 31, 2023, Auto Plus had certain transactions with entities within our Automotive and Real Estate segments. Agreements and transactions include (i) lease agreements between Auto Plus and entities in the Automotive segment in which Auto Plus is the lessee, (ii) lease agreements between Auto Plus and entities in the Automotive segment in which Auto Plus is the lessor, (iii) auto parts purchases of entities in the Automotive segment from Auto Plus, (iv) auto parts sales from entities within the Automotive segment to Auto Plus, and (v) lease agreements between entities in the Real Estate segment and Auto Plus in which Auto Plus is the lessee.

For the two months from the date of deconsolidation of January 31, 2023 through March 31, 2023, the total lease revenues of entities within the Automotive segment from leases with Auto Plus was $2 million. Total inventory purchases of entities within the Automotive segment from Auto Plus were $3 million and total net trade accounts payable due to Auto Plus as of March 31, 2023 was $3 million.

For the two months from the date of deconsolidation of January 31, 2023 through March 31, 2023, the total lease revenues of entities within the Real Estate segment from Auto Plus were $2 million.

Note Receivable from Auto Plus

Upon the deconsolidation of Auto Plus, transactions between the Company and Auto Plus are no longer eliminated in consolidation and are treated as related party transactions. As of March 31, 2023, the Company had a related party note receivable from Auto Plus to the Company of $189 million, which is included in related party notes receivable, net in the condensed consolidated balance sheet.

Debtor in Possession (“DIP”) Financing

In connection with the Auto Plus bankruptcy filing, we entered into a priming, senior secured, super priority debtor-in-possession credit facility with Auto Plus (the “DIP Credit Facility”) on January 31, 2023, under which (i) we agreed to provide new loans in an aggregate amount of up to $75 million and (ii) subject to final approval of the DIP Credit Facility by the Bankruptcy Court, all the loans under our pre-petition credit facility with Auto Plus will be rolled-up and converted into loans under the DIP Credit Facility. As of March 31, 2023, the Company funded $18 million under the DIP Credit Facility, which is included in related party notes receivable, net in the condensed consolidated balance sheet.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. Brett Icahn did not make contributions in accordance with the manager agreement in the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022 Brett Icahn had investments in the Investment Funds with a total fair market value of $49 million and $50 million, respectively. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

5.  Investments

Investments

Investments and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, all of which are reported at fair value in our condensed consolidated balance sheets. In addition, our Investment segment has certain derivative transactions which are discussed in Note 7, “Financial Instruments.” The carrying value and detail by security type, including business sector for equity securities, with respect to investments and securities sold, not yet purchased held by our Investment segment consist of the following:

	March 31,	December 31,
	2023	2022

	(in millions)
Assets
Investments:
Equity securities:
Communications	$132	$199
Consumer, cyclical	590	692
Energy	903	909
Utilities	1,417	1,205
Healthcare	490	320
Technology	658	655
Materials	145	153
Industrial	26	486
	4,361	4,619
Debt Securities:
Financials	1,968	1,958
Real Estate	146	131
Communications	45	11
	2,159	2,100
	$6,520	$6,719
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$889	$1,006
Consumer, cyclical	288	352
Energy	2,193	2,690
Utilities	788	813
Healthcare	417	387
Materials	736	598
Industrial	166	480
	5,477	6,326
Debt securities:
Materials	177	169
	$5,654	$6,495

The portion of unrealized (losses) and gains that relates to securities still held by our Investment segment, primarily equity securities, was $(208) million and $403 million for the three months ended March 31, 2023 and 2022, respectively.

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	March 31,	December 31,
	2023	2022

	(in millions)
Equity method investments	$103	$76
Other investments measured at fair value	14	14
	$117	$90

The portion of unrealized gains and (losses) that relates to equity securities still held by our other segments and Holding Company was zero and $58 million for each of the three months ended March 31, 2023 and 2022, respectively.

6.  Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 5)	$5,291	$1,190	$42	$6,523	$5,538	$1,142	$42	$6,722
Derivative assets, net (Note 7)	—	363	—	363	—	812	—	812
	$5,291	$1,553	$42	$6,886	$5,538	$1,954	$42	$7,534
Liabilities
Securities sold, not yet purchased (Note 5)	$5,477	$177	$—	$5,654	$6,326	$169	$—	$6,495
Derivative liabilities, net (Note 7)	—	608	—	608	—	691	—	691
RFS obligations (Note 17)	—	582	—	582	—	692	—	692
	$5,477	$1,367	$—	$6,844	$6,326	$1,552	$—	$7,878

Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value

Energy

CVR Partners performed a non-recurring fair value measurement of the equity interest received as part of the 45Q Transaction. Such valuation used a combination of the market approach and the discounted cash flow methodology with key inputs including the discount rate, contractual and expected future cash flows, and market multiples. CVR Partners determined the estimated fair value of the consideration received to be $46 million, which is a non-recurring Level 3 measurement.

Holding Company

The estimated fair value of the Company’s note receivable from Auto Plus was measured at January 31, 2023 using the income approach with Level 3 inputs by discounting the forecasted cash inflows associated with the note using an estimated market discount rate.

In determining the fair value of our noncontrolling retained equity interest in Auto Plus at deconsolidation, management used a market approach. The market value approach uses prices and other relevant information generated by market transactions involving comparable businesses. We hold a remaining equity interest in Auto Plus in which we determined we do not have a controlling financial interest and are unable to exercise significant influence. We concluded the remaining equity interest should be accounted for utilizing the ASC 321 measurement alternative, whereby the investment was measured at a fair value of $0 and will continue to be monitored for observable price changes that would indicate a remeasurement of its fair value.

7.  Financial Instruments

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

Credit concentrations may arise from investment activities and may be impacted by changes in economic, industry or political factors. The Investment Funds routinely execute transactions with counterparties in the financial services industry, resulting in credit concentration with respect to the financial services industry. In the ordinary course of business, the Investment Funds may also be subject to a concentration of credit risk to a particular counterparty. The Investment Funds seek to mitigate these risks by actively monitoring exposures, collateral requirements and the creditworthiness of their counterparties.

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. There were no Investment Funds’ derivative instruments with credit-risk-related contingent features in a liability position as of March 31, 2023 and December 31, 2022.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	March 31, 2023		December 31, 2022
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$2,419	$5,732	$1,816	$5,354
Credit contracts(1)	—	795	—	945
Commodity contracts	—	21	—	22
(1)	The short notional amount on our credit default swap positions was approximately $3.2 billion and $3.5 billion at March 31, 2023 and December 31, 2022, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $0.8 billion and $0.9 billion as of March 31, 2023 and December 31, 2022, respectively.

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

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022

	(in millions)
Equity contracts	$134	$392	$740	$719
Credit contracts	334	447	1	1
Commodity contracts	—	—	—	1
Sub-total	468	839	741	721
Netting across contract types(1)	(134)	(34)	(134)	(34)
Total(1)	$334	$805	$607	$687
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at March 31, 2023 and December 31, 2022 was $1,816 million and $1,436 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Three Months Ended March 31,
	2023	2022

Equity contracts	$(284)	$90
Credit contracts	36	(285)
Commodity contracts	1	—
	$(247)	$(195)
(1)	Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our condensed consolidated statements of operations for our Investment segment.

Energy

CVR Energy’s businesses are subject to fluctuations of commodity prices caused by supply conditions, weather, economic conditions, interest rates, and other factors. To manage price risk on crude oil and other inventories and to fix margins on future production, CVR Energy from time to time enters into various commodity derivative transactions and hold derivative instruments, such as futures and swaps, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedge instruments. CVR Energy may enter into forward purchase or sale contracts associated with its feedstocks, expected future gasoline and diesel production and/or renewable identification numbers (“RINs”).

As of March 31, 2023 and December 31, 2022, CVR Energy had 15 million and less than a million outstanding commodity swap positions, respectively. As of March 31, 2023 and December 31, 2022, CVR Energy had future contracts of 1 million and less than 1 million barrels, respectively. As of March 31, 2023 and December 31, 2022, CVR Energy had open fixed-price commitments to purchase a net 43 million and 34 million RINs, respectively.

The following table presents the fair value of our Energy segment’s derivatives and the effect of the collateral netting:

	Derivative Assets		Derivative Liabilities
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022

	(in millions)
Commodity contracts	29	—	(3)	(5)
Netting across contract types(1)	—	—	2	1
Total(1)	$29	$—	$(1)	$(4)

(1)	Excludes netting of derivatives primarily related to initial margin requirements of $13 million and $7 million at March 31, 2023 and December 31, 2022, respectively, which was not offset against derivatives assets, net in the condensed consolidated balance sheets.

Gains (losses) recognized on derivatives for our Energy segment were $45 million and $2 million for the three months ended March 31, 2023 and 2022, respectively. Gains and losses recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

8.  Inventories, Net

Inventories, net consists of the following:

	March 31,	December 31,
	2023	2022

	(in millions)
Raw materials	$350	$335
Work in process	117	105
Finished goods	630	1,091
	$1,097	$1,531

The bankruptcy and deconsolidation of Auto Plus resulted in a decrease of inventories of $440 million.

9.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	March 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$337	$(87)	$250	$337	$(87)	$250
Food Packaging	6	—	6	6	—	6
Home Fashion	22	(3)	19	22	(3)	19
Pharma	13	—	13	13	—	13
	$378	$(90)	$288	$378	$(90)	$288

Intangible assets, net consists of the following:

	March 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$392	$(217)	$175	$393	$(212)	$181
Developed technology	254	(69)	185	254	(62)	192
Other	167	(93)	74	167	(90)	77
	$813	$(379)	$434	$814	$(364)	$450

Indefinite-lived intangible assets			$83			$83
Intangible assets, net			$517			$533

Amortization expense associated with definite-lived intangible assets was $15 million and $14 million for the three months ended March 31, 2023 and 2022, respectively.

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

Right-of-use assets and lease liabilities are as follows:

	March 31,	December 31,
	2023	2022

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$514	$478
Lease liabilities (accrued expenses and other liabilities)	523	484

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	46	48
Lease liabilities (debt)	63	64

Additional information with respect to our operating leases as of March 31, 2023 and December 31, 2022 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of March 31, 2023	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$41	$41	4.0 years	5.4%
Automotive	421	434	5.4 years	5.9%
Food Packaging	24	27	10 years	7.4%
Other segments and Holding Company	28	21
	$514	$523

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2022	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$40	$40	4.1 years	5.2%
Automotive	386	395	4.7 years	5.9%
Food Packaging	24	27	9.8 years	7.4%
Other segments and Holding Company	28	22
	$478	$484

For the three months ended March 31, 2023 and 2022, lease cost was comprised of (i) operating lease cost of $41 million and $47 million, respectively, (ii) amortization of financing lease right-of-use assets of $1 million and $3 million, respectively, and (iii) interest expense on financing lease liabilities of $1 million and $1 million, respectively.

Our automotive segment accounted for $33 million and $40 million of total lease cost for the three months ended March 31, 2023 and 2022, respectively.

Automotive

Our Automotive segment leases certain operating locations under long-term operating leases. Our Automotive segment’s revenues from operating leases were $16 million and $9 million for the three months ended March 31, 2023 and 2022, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of March 31, 2023 and December 31, 2022, our Real Estate segment had assets leased to others included in property, plant and equipment of $284 million and $252 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $5 million and $2 million for the three months ended March 31, 2023 and 2022, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

11.  Debt

Debt consists of the following:

	March 31,	December 31,
	2023	2022

	(in millions)
Holding Company:
4.750% senior unsecured notes due 2024	$1,103	$1,103
6.375% senior unsecured notes due 2025	749	749
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,460	1,460
4.375% senior unsecured notes due 2029	747	747
	5,309	5,309
Reporting Segments:
Energy	1,590	1,591
Automotive	18	21
Food Packaging	164	162
Real Estate	1	1
Home Fashion	9	12
	1,782	1,787
Total Debt	$7,091	$7,096

Holding Company

In February 2022, we redeemed all of our $500 million aggregate principal amount of 6.750% senior unsecured notes due 2024 at par. As a result of this transaction, Icahn Enterprises recorded a loss on extinguishment of debt of $1 million during the three months ended March 31, 2022.

Covenants

We and all of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were less than $1 million and $1 million for the three months ended March 31, 2023 and 2022, respectively.

12.  Net Income Per LP Unit

The components of the computation of basic and diluted income per LP unit of Icahn Enterprises are as follows:

	Three Months Ended March 31,
	2023	2022

Net (loss) income attributable to Icahn Enterprises	$(270)	$323
Net (loss) income attributable to Icahn Enterprises allocated to limited partners (98.01% allocation)	$(265)	$317

Basic (loss) income per LP unit:	$(0.75)	$1.08
Basic weighted average LP units outstanding	354	294

Diluted (loss) income per LP unit:	$(0.75)	$1.06
Diluted weighted average LP units outstanding (1)	354	299

(1)	Excludes the weighted average potential dividend distribution of 5,741,711 units as of March 31, 2023 because their effect was antidilutive.

LP Unit Transactions

Unit Distributions

On February 22, 2023, we declared a quarterly distribution in the amount of $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. Because the depository unitholders had the election to receive the distribution either in cash or additional depository units, we recorded a unit distribution liability of $724 million as the unit distribution had not been made as of March 31, 2023. In addition, the unit distribution liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, is considered a potentially dilutive security and is considered in the calculation of diluted income per LP unit as disclosed above. Any difference between the liability recorded and the amount representing the aggregate value of the number of depository units distributed and cash paid would be charged to equity.

In April 2023, we distributed an aggregate 12,224,701 depositary units to unitholders who did not elect to receive cash, of which an aggregate of 11,480,036 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $70 million.

At-The-Market Offerings

During the three months ended March 31, 2023, we sold 3,395,353 depositary units pursuant to our Open Market Sale Agreement, resulting in gross proceeds of $175 million. As of March 31, 2023, we continue to have an active Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $149 million in aggregate gross sale proceeds pursuant to this agreement.

13.  Segment Reporting

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

Condensed Statements of Operations

	Three Months Ended March 31, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$2,286	$287	$118	$7	$40	$20	$—	$2,758
Other revenues from operations	—	—	170	—	16	—	1	—	187
Net loss from investment activities	(443)	—	—	—	—	—	—	—	(443)
Interest and dividend income	144	5	—	—	—	—	—	22	171
Other (loss) income, net	(28)	3	—	(7)	—	—	—	—	(32)
	(327)	2,294	457	111	23	40	21	22	2,641
Expenses:
Cost of goods sold	—	1,926	193	91	6	32	12	—	2,260
Other expenses from operations	—	—	145	—	13	—	—	—	158
Selling, general and administrative	3	46	132	14	4	10	13	7	229
Loss on deconsolidation of subsidiary	—	—	—	—	—	—	—	226	226
Interest expense	45	23	—	3	—	—	—	71	142
	48	1,995	470	108	23	42	25	304	3,015
(Loss) before income tax benefit (expense)	(375)	299	(13)	3	—	(2)	(4)	(282)	(374)
Income tax (expense) benefit	—	(52)	—	4	—	—	—	64	16
Net (loss) income	(375)	247	(13)	7	—	(2)	(4)	(218)	(358)
Less: net (loss) income attributable to non-controlling interests	(204)	115	—	1	—	—	—	—	(88)
Net (loss) income attributable to Icahn Enterprises	$(171)	$132	$(13)	$6	$—	$(2)	$(4)	$(218)	$(270)
Supplemental information:
Capital expenditures	$—	$44	$10	$2	$2	$—	$—	$—	$58
Depreciation and amortization	$—	$84	$19	$7	$3	$2	$7	$—	$122

	Three Months Ended March 31, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$2,373	$407	$101	$17	$55	$15	$—	$2,968
Other revenues from operations	—	—	156	—	11	—	1	—	168
Net gain from investment activities	908	—	—	—	—	—	—	31	939
Interest and dividend income	40	—	—	—	—	—	—	2	42
Other (loss) income, net	(17)	(10)	2	1	—	—	1	(1)	(24)
	931	2,363	565	102	28	55	17	32	4,093
Expenses:
Cost of goods sold	—	2,123	267	81	10	45	12	—	2,538
Other expenses from operations	—	—	126	—	11		—	—	137
Selling, general and administrative	4	45	208	13	4	11	10	6	301
Interest expense	32	24	1	1	—	—	—	76	134
	36	2,192	602	95	25	56	22	82	3,110
Income (loss) before income tax benefit (expense)	895	171	(37)	7	3	(1)	(5)	(50)	983
Income tax (expense) benefit	—	(30)	9	(1)	—	—	—	(76)	(98)
Net income (loss)	895	141	(28)	6	3	(1)	(5)	(126)	885
Less: net income attributable to non-controlling interests	481	80	—	1	—	—	—	—	562
Net income (loss) attributable to Icahn Enterprises	$414	$61	$(28)	$5	$3	$(1)	$(5)	$(126)	$323
Supplemental information:
Capital expenditures	$—	$26	$21	$4	$4	$—	$—	$—	$55
Depreciation and amortization	$—	$83	$20	$7	$3	$2	$7	$—	$122

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

	Three Months Ended March 31,
	2023	2022

Petroleum products	$2,060	$2,150
Nitrogen fertilizer products	226	223
	$2,286	$2,373

Automotive

	Three Months Ended March 31,
	2023	2022

Automotive services	$369	$353
Aftermarket parts sales	72	201
	$441	$554

Condensed Balance Sheets

	March 31, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$22	$601	$34	$13	$41	$6	$23	$1,868	$2,608
Cash held at consolidated affiliated partnerships and restricted cash	2,384	7	9	—	7	3	—	71	2,481
Investments	6,520	103	—	—	14	—	—	—	6,637
Accounts receivable, net	—	330	53	86	12	24	22	—	527
Inventories, net	—	609	256	112	—	93	27	—	1,097
Related party notes receivable, net	—	—	—	—	—	—	—	207	207
Property, plant and equipment, net	—	2,647	797	139	343	55	—	5	3,986
Goodwill and intangible assets, net	—	195	348	24	—	19	219	—	805
Other assets	6,716	316	472	104	103	16	6	188	7,921
Total assets	$15,642	$4,808	$1,969	$478	$520	$216	$297	$2,339	$26,269
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,293	$1,771	$838	$139	$58	$46	$60	$823	$5,028
Securities sold, not yet purchased, at fair value	5,654	—	—	—	—	—	—	—	5,654
Debt	—	1,590	18	164	1	9	—	5,309	7,091
Total liabilities	6,947	3,361	856	303	59	55	60	6,132	17,773

Equity attributable to Icahn Enterprises	4,013	744	1,113	159	457	161	237	(3,793)	3,091
Equity attributable to non-controlling interests	4,682	703	—	16	4	—	—	—	5,405
Total equity	8,695	1,447	1,113	175	461	161	237	(3,793)	8,496
Total liabilities and equity	$15,642	$4,808	$1,969	$478	$520	$216	$297	$2,339	$26,269

	December 31, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$19	$510	$32	$9	$26	$5	$16	$1,720	$2,337
Cash held at consolidated affiliated partnerships and restricted cash	2,455	7	10	—	8	3	—	66	2,549
Investments	6,719	76	—	—	14	—	—	—	6,809
Accounts receivable, net	—	358	99	87	12	24	26	—	606
Inventories, net	—	624	686	103	—	90	28	—	1,531
Property, plant and equipment, net	—	2,664	826	142	345	56	—	5	4,038
Goodwill and intangible assets, net	—	200	352	24	—	19	226	—	821
Other assets	8,041	296	527	110	102	16	6	125	9,223
Total assets	$17,234	$4,735	$2,532	$475	$507	$213	$302	$1,916	$27,914
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,589	$1,823	$981	$149	$47	$45	$61	$70	$4,765
Securities sold, not yet purchased, at fair value	6,495	—	—	—	—	—	—	—	6,495
Debt	—	1,591	21	162	1	12	—	5,309	7,096
Total liabilities	8,084	3,414	1,002	311	48	57	61	5,379	18,356

Equity attributable to Icahn Enterprises	4,184	648	1,530	149	455	156	241	(3,463)	3,900
Equity attributable to non-controlling interests	4,966	673	—	15	4	—	—	—	5,658
Total equity	9,150	1,321	1,530	164	459	156	241	(3,463)	9,558
Total liabilities and equity	$17,234	$4,735	$2,532	$475	$507	$213	$302	$1,916	$27,914

14.  Income Taxes

For the three months ended March 31, 2023, we recorded an income tax benefit of $16 million on pre-tax loss of $374 million compared to an income tax expense of $98 million on pre-tax income of $983 million for the three months ended March 31, 2022. Our effective income tax rate was 4.3% and 10.0% for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership loss for which there was no tax expense, as such income is allocated to the partners and from changes in the valuation allowance.

For the three months ended March 31, 2022, the effective tax rate was lower than the statutory federal tax rate of 21%, for corporations, primarily due to partnership income for which there was no tax expense, as such income is allocated to the partners.

15.  Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits and
	of Tax	Other, Net of Tax	Total

	(in millions)
Balance, December 31, 2022	$(45)	$(25)	$(70)
Other comprehensive (loss) income before reclassifications, net of tax	4	—	4
Other comprehensive (loss) income, net of tax	4	—	4
Balance, March 31, 2023	$(41)	$(25)	$(66)

16.  Other (Loss) Income, Net

Other (loss) income, net consists of the following:

	Three Months Ended March 31,
	2023	2022

Dividend expense	$(28)	$(17)
Equity earnings from non-consolidated affiliates	2	2
Gain on disposition of assets, net	—	2
Foreign currency transaction gain	—	1
Loss on extinguishment of debt, net	—	(2)
Other	(6)	(10)
	$(32)	$(24)

17.  Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities on an undiscounted basis were $21 million and $22 million as of March 31, 2023 and December 31, 2022, respectively, primarily within our Energy segment, which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

Energy

CVR Energy’s indirect wholly-owned subsidiary, Coffeyville Resource Refining & Marketing, LLC (“CRRM”) is party to proceedings relating to claims by the United States Department of Justice (the “DOJ”) on behalf of the U.S. Environmental Protection Agency (the “EPA”) and the State of Kansas, acting by and through the Kansas Department of Health and Environment (“KDHE” and collectively with the DOJ and EPA, the “CAA Plaintiffs”) for alleged violations of the Clean Air Act (the “CAA”) and a 2012 Consent Decree (“CD”) between CRRM, the United States (on behalf of the EPA) and KDHE at its Coffeyville refinery primarily relating to flares and seeking stipulated penalties under the CD of $6.8 million (the “Stipulated Claims”), which amount CRRM previously deposited into a commercial escrow account, which escrowed funds are legally restricted for use and are included in other assets in our condensed consolidated balance sheets. After the United States District Court for the District of Kansas (“D. Kan.”) denied CRRM’s petition for judicial review of the Stipulated Claims, CRRM appealed the D. Kan. order to the United States Court of Appeals for the Tenth Circuit (the “10th Circuit”), which appeal was stayed by the 10th Circuit. In December 2022, the 10th Circuit lifted the stay, but CRRM and the CAA Plaintiffs have since agreed to mediate the Stipulated Claims before the 10th Circuit. CRRM is also party to a separate lawsuit brought by the CAA Plaintiffs in the D. Kan. alleging violations of the CAA, the Kansas State Implementation Plan, Kansas law, 40 C.F.R. Parts 60 and 63 of the National Emission Standards for Hazardous Air Pollutants from Petroleum Refineries Subparts CC and R (“NESHAP”) and CRRM’s permits relating to flares, heaters, and related matters and seeking civil penalties, injunctive and related relief (collectively, the “Statutory Claims”). In October 2022, the D. Kan granted CRRM’s motion to dismiss KDHE’s demand for state law civil penalties but denied its motion to dismiss other Statutory Claims. In March 2023, the D. Kan. Granted KDHE’s motion to file a second amended supplemental complaint to add claims for injunctive relief under state law, which was filed in April 2023. CRRM and the CAA Plaintiffs have agreed to mediate the Statutory Claims together with the Stipulated Claims before the 10th Circuit, which mediation is expected to commence in May 2023. As negotiations and proceedings relating to the Stipulated Claims and the Statutory Claims are ongoing, CVR Energy cannot at this time determine the outcome of these matters, including whether such outcome, or any subsequent enforcement or litigation relating thereto would have a material impact on our Energy segment’s financial position, results of operations, or cash flows.

45Q Transaction

In January 2023, CVR Energy and its obligated-party subsidiaries entered into a joint venture and related agreements with unaffiliated third-party investors and others intended to qualify for certain tax credits available under Section 45Q of the Internal Revenue Code. Under the agreements entered into in connection with the 45Q Transactions, CVR Partners and certain of its subsidiaries are obligated to meet certain minimum quantities of carbon dioxide supply each year during the term of the agreement and could be subject to fees of up to $15 million per year, with an overall cap at $45 million, should it fail to perform.

Renewable Fuel Standards

CVR Energy’s obligated-party subsidiaries are subject to the Renewable Fuel Standard (“RFS”) implemented primarily by the EPA which requires refiners to either blend renewable fuels into their transportation fuels or purchase renewable fuel credits, known as Renewable Identification Numbers (“RINs), in lieu of blending. CVR Energy’s obligated subsidiaries are not able to blend the substantial majority of its transportation fuels and, unless their obligations are waived by the EPA, has to purchase RINs on the open market and may have to obtain waiver credits for cellulosic biofuels or other exemptions from the EPA, to the extent available, in order to comply with the RFS. CVR Energy’s obligated-party subsidiaries have filed a number of petitions in the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) and the United States Court of Appeals for the District of Colombia Circuit (the “DC Circuit”) challenging the EPA’s April 2022 and June 2022 alternate compliance rulings and the EPA’s Final Rule filed in July 2022 establishing renewal volume obligation (“RVO”), and, with respect to Wynnewood Refining Company, LLC (“WRC”), challenging EPA’s denial of small refinery exemptions (“SREs”) sought by WRC for the 2017 through 2021 compliance periods (the “SRE Lawsuits”), also intervened in an action filed by certain biofuels producers relating to the RFS. In late 2022, the Fifth Circuit denied the EPA’s motions to stay the SRE Denial Lawsuits. In March 2023, the Fifth Circuit granted WRC’s motion to stay enforcement of the RFS against WRC pending resolution of the SREs lawsuits. As each of these proceedings is in its earliest stages, we cannot currently estimate the outcome, impact or timing of resolution of these matters. However, while CVR Energy intends to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to CVR Energy, they could have a material effect on our Energy business’ financial position, results of operations, or cash flows.

For the three months ended March 31, 2023 and 2022, our Energy segment recognized a benefit of $11 million and an expense of $107 million, respectively, for CVR Refining’s compliance with the RFS (based on our Energy segment’s revised 2020 and finalized 2021 and 2022 annual renewal volume obligation (“RVO”) and excluding the impacts of any exemptions or waivers to which our Energy segment may be entitled). These recognized amounts are included in cost of goods sold in the condensed consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol or biodiesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Refining may be entitled), the remaining position is marked-to-market using RIN market prices at period end. As of March 31, 2023 and December 31, 2022, CVR Refining’s RFS position was $582 million and $692 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

Litigation

From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.

Energy

Call Option Lawsuits – In December 2022, the Delaware Court of Chancery (the “Chancery Court”) approved the final settlement of the consolidated lawsuits (collectively, the “Call Option Lawsuits”) filed by purported former unitholders of CVR Refining, LP on behalf of themselves and an alleged class of similarly situated unitholders against CVR Energy and certain of its affiliates (the “Call Defendants”) relating to CVR Energy’s exercise of the call option under the CVR Refining, LP Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s LP’s general partner including the Stipulation, Compromise and Release (the “Settlement”) entered into by the parties on August 19, 2022. The Settlement of the Call Option Lawsuits had no further impact on our Energy business’ financial position or results of operations beyond the $79 million recognized within Other loss, net for the year ended December 31, 2022 to reflect the estimated probable loss.

Call Option Coverage Cases – On November 28, 2022, the 434th Judicial District Court of Fort Bend County, Texas (the “Texas Court”) granted summary judgment in favor of the primary and excess insurers (the “Insurers”) of CVR Energy and certain of its affiliates (the “Call Defendants”) in the Insurers’ declaratory judgment action seeking determination that they owe no indemnity coverage in relation to policies that have coverage limits of $50 million for settlement of the lawsuits filed in the Delaware Court of Chancery (the “Chancery Court”) by purported former unitholders of CVR Refining, LP on behalf of themselves and an alleged class of similarly situated unitholders against the Call Defendants relating to CVR Energy’s exercise of the call option under the CVR Refining, LP Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s LP’s general partner, which Stipulation, Compromise and Release (the “Settlement”) was entered into by the parties in August 2022 and approved by the Chancery Court in December 2022. The Company intends to appeal the grant of summary judgment while it concurrently pursues its claims against the Insurers it filed in October 2022 in the Superior Court of the State of Delaware (the “Superior Court”) alleging Breach of Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing against the Insurers relating to their denial of coverage of the Call Defendants’ defense expenses and indemnity, as well as other conduct of the Insurers relating to the Call Option Lawsuits. On January 3, 2023, the Superior Court granted the Call Defendants’ motion for leave to amend its complaint to seek recovery from the Insurers of all of the amounts paid in settlement of the Call Option Lawsuits. As the potential appeal of the Texas Court decision and the Superior Court lawsuit are in their early stages, CVR Energy cannot determine at this time the outcome of these lawsuits, including whether the outcome would have a material impact on our Energy business’ financial position, results of operations, or cash flows.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 84% of Icahn Enterprises’ outstanding depositary units as of March 31, 2023. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of March 31, 2023. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $48 million as of March 31, 2023. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

Other

The U.S. Attorney’s office for the Southern District of New York contacted Icahn Enterprises L.P. on May 3, 2023 seeking production of information relating to it and certain of its affiliates’ corporate governance, capitalization, securities offerings, dividends, valuation, marketing materials, due diligence and other materials. We are cooperating with the request and are providing documents in response to the voluntary request for information. The U.S. Attorney’s office has not made any claims or allegations against us or Mr. Icahn with respect to the foregoing inquiry. We believe that we maintain a strong compliance program and, while no assurances can be made and we are still evaluating the matter, we do not currently believe this inquiry will have a material impact on our business, financial condition, results of operations or cash flows.

18.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Three Months Ended March 31,
	2023	2022

	(in millions)
Cash payments for interest	$(83)	$(98)
Cash (payments) receipts for income taxes, net of payments	(5)	1
Partnership contributions receivable	6	—
Non-cash Investment segment distributions to non-controlling interests	(2)	—
Partnership distributions payable	(724)	(603)
Non-cash recognition of the related party note receivable	188	—

19. Subsequent Events

Icahn Enterprises

LP Unit Distribution

On May 9, 2023, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about June 30, 2023 to depositary unitholders of record at the close of business on May 22, 2023. Depositary unitholders will have until June 20, 2023 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending June 27, 2023. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Repurchase Authorization

On May 9, 2023, the Board of Directors of the General Partner approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”). The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors.

Investment Funds Redemption

Mr. Icahn and his affiliates redeemed $867 million from the Investment segment representing a pro-rata portion of the cash in the Investment segment attributable to Mr. Icahn and his affiliates, which was paid to Mr. Icahn and his affiliates on April 14, 2023. This redemption does not change our liquidity in the Investment segment.

Real Estate

Subsequent to March 31, 2023, within our Real Estate segment, a significant tenant of a commercial high-rise property was notified of default for non-payment. The tenant stated they are unable to cure the default status and the lease has been terminated. We consider this default, along with other facts and circumstances, a triggering event for potential impairment and we will assess this long-lived asset for any non-cash impairment charges during the second quarter of 2023. As of March 31, 2023, this property had a net book value of $218 million and any potential impairment cannot be estimated at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2023 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 24, 2023.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2023, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 84% of Icahn Enterprises’ outstanding depositary units as of March 31, 2023.

Significant Transactions and Developments

On January 31, 2023, a subsidiary of Icahn Automotive, IEH Auto Parts Holding LLC and its subsidiaries (“Auto Plus”), an aftermarket parts distributor held within our Automotive segment, filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code. As a result of this filing, the Company has determined that it no longer controls Auto Plus under the criteria set out in Statement of Financial Accounting Standards ASC Topic 810, “Consolidation” and has deconsolidated its investment effective the date of the filing. As a result of Auto Plus’s bankruptcy, the Company recorded a non-cash charge of $226 million in the three months ending March 31, 2023.

Results of Operations.

Consolidated Financial Results

Our operating businesses comprise consolidated subsidiaries which operate in various industries and are managed on a decentralized basis. In addition to our Investment segment’s revenues from investment transactions, revenues for our operating businesses primarily consist of net sales of various products, services revenue, franchisor operations and leasing of real estate. Due to the structure and nature of our business, we primarily discuss the results of operations by individual reporting segment in order to better understand our consolidated operating performance. In addition to the summarized financial results below, refer to Note 13, “Segment Reporting,” to the condensed consolidated financial statements for a reconciliation of each of our reporting segment’s results of continuing operations to our consolidated results.

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

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022

	(in millions)
Investment	$(327)	$931	$(375)	$895	$(171)	$414
Holding Company	22	32	(218)	(126)	(218)	(126)

Other Operating Segments:
Energy	2,294	2,363	247	141	132	61
Automotive	457	565	(13)	(28)	(13)	(28)
Food Packaging	111	102	7	6	6	5
Real Estate	23	28	—	3	—	3
Home Fashion	40	55	(2)	(1)	(2)	(1)
Pharma	21	17	(4)	(5)	(4)	(5)
Metals	—	—	—	—	—	—
Other operating segments	2,946	3,130	235	116	119	35
Consolidated	$2,641	$4,093	$(358)	$885	$(270)	$323

Investment

We invest our proprietary capital through various private investment funds (“Investment Funds”). As of March 31, 2023 and December 31, 2022, we had investments with a fair market value of approximately $4.0 billion and $4.2 billion, respectively, in the Investment Funds. As of March 31, 2023 and December 31, 2022, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $4.6 billion and $4.9 billion, respectively.

Our Investment segment’s results of operations are reflected in net income in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of March 31, 2023.

For the three months ended March 31, 2023 and 2022, our Investment Funds’ returns were (4.1)% and 9.6%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses.

The following table sets forth the performance attribution for the Investment Funds’ returns.

	Three Months Ended March 31,
	2023	2022
Long positions	1.3%	15.1%
Short positions	(6.2)%	(5.4)%
Other	0.8%	(0.1)%
	(4.1)%	9.6%

The following table presents net income (loss) for our Investment segment for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	2022

Long positions	$117	$1,494
Short positions	(569)	(586)
Other	77	(13)
	$(375)	$895

Three Months Ended March 31, 2023 and 2022

For the three months ended March 31, 2023, the Investment Funds’ negative performance was primarily driven by net losses in short positions, offset in part by net gains in long positions. The negative performance of our Investment segment’s short positions was driven primarily by losses from a broad market hedge of $365 million and the aggregate performance of short equity positions with net losses across various sectors of $334 million. The positive performance of our Investment segment’s long positions was driven by the positive performance from three healthcare sector investments aggregating $213 million.

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

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 90% and 91% of our Energy segment’s net sales for the three months ended March 31, 2023 and 2022, respectively.

On November 21, 2022, CVR Energy’s board of directors authorized its management to explore a potential spin-off of CVR Energy’s interest in the nitrogen fertilizer business into a newly created and separately traded public company. If completed, upon effectiveness of the potential spin-off transaction, current CVR Energy stockholders would own shares of both CVR Energy, holding the refinery and renewables businesses, and a holding company, holding CVR Energy’s current ownership of the general partner interest in, and approximately 37% of the common units (representing limited partner interests) of, CVR Partners. The potential spin-off would be intended to be structured as a tax-free, pro-rata distribution to all of CVR Energy’s stockholders, including Icahn Enterprises, as of a record date to be determined by CVR Energy’s board of directors. Completion of any potential spin-off will be subject to various conditions, including final approval of CVR Energy’s board of directors, and there can be no assurance that the potential spin-off will be completed in the manner described above, or at all.

CVR Energy may incur significant costs in connection with exploring the potential spin-off transaction of its nitrogen fertilizer business into a newly created and separately traded public company. Spin-off exploration costs include legal, accounting, and advisory fees, implementation and integration costs, duplicative costs for subscriptions and information technology systems, employee and contractor costs, and other incremental separation costs related to the potential spin-off of the nitrogen fertilizer business. The potential spin-off transaction results in operating expenses that would not otherwise have been incurred by CVR Energy in the normal course of its organic business operations, and it may incur additional spin-off exploration costs in future periods.

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

In addition to recent market conditions, including the impact of the Russia/Ukraine conflict, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage and emissions standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard of the United States Environmental Protection Agency, which requires the operating companies in our Energy segment to either blend “renewable fuels” with their transportation fuels or purchase renewable identification numbers (“RINs”), to the extent available, in lieu of blending, or to seek other exemptions. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Refer to Note 17, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of RINs.

In April 2022, our Energy segment completed a renewable diesel project at one of its refineries, which converted the refinery’s hydrocracker to a renewable diesel unit (“RDU”) capable of producing up to 100 million gallons of renewable diesel per year at a total cost of $179 million. The renewable diesel facility produces renewable diesel and has a capacity of approximately 7,500 barrels per day. Further, the conversion enables our Energy segment to capture additional benefits associated with the existing blenders’ tax credit that is currently set to expire at the end of 2024 and low carbon fuel standard programs in states such as California. Our Energy segment has additional plans to add pretreating capabilities for the RDU, which is expected to be completed in the third quarter of 2023, at an estimated cost of $92 million. These collective renewable efforts could reduce our Energy segment’s Renewable Fuels Standard (“RFS”) exposure. However, any actions taken by the courts, the EPA or the Biden administration, and/or market conditions could significantly impact the amount by which our Energy segment’s renewables business could mitigate our costs to comply with the RFS, if at all.

	Three Months Ended March 31,
	2023	2022

Net sales	$2,286	$2,373
Cost of goods sold	1,926	2,123
Gross margin	$360	$250

Three Months March 31, 2023 and 2022

Net sales for our Energy segment decreased by $87 million (4%) for the three months ended March 31, 2023 as compared to the comparable prior year period due to a decrease in our petroleum business’ net sales, which have decreased $161 million, partially offset by increases in our renewables and nitrogen fertilizer businesses’ net sales. The decrease in the petroleum business’ net sales was due to a decrease in refined product prices primarily due to lower crude oil prices as the onset of the Russia-Ukraine war disrupted global energy markets in the prior period, as volumes were relatively flat as both periods had reduced utilization of the refineries resulting from planned outages. This decrease was partially offset with sales of approximately $71 million from our renewable business, which started operations in April 2022 and by our nitrogen fertilizer business’ net sales increased primarily due to an increase in urea ammonium nitrate (“UAN”) sales, partially offset by decreased pricing conditions.

Cost of goods sold for our Energy segment decreased by $197 million (9%) for the three months ended March 31, 2023 as compared to the comparable prior year period. The decrease was primarily due to our petroleum business as a result of lower cost of consumed crude oil, primarily lower crude oil prices and higher derivative performance of $31 million compared to the prior period. Gross margin for our Energy segment increased by $110 million for the three months ended March 31, 2023 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 16% and 11% for the three months ended March 31, 2023 and 2022, respectively. The increase in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to higher crack spreads and higher derivative performance and a decrease in the net cost of RINs.

Automotive

Our Automotive segment’s results of operations are generally driven by the demand for automotive service and maintenance, which is impacted by general economic factors, vehicle miles traveled, and the average age of vehicles on the road, among other factors.

Our Automotive segment has been in the process of a multi-year transformation plan. As part of this plan, during the year ended December 31, 2022, our Automotive segment completed the separation of certain of its automotive services and aftermarket parts businesses into two separate operating companies. In January 2023, Auto Plus filed a voluntary bankruptcy petition seeking relief under Chapter 11 of the Bankruptcy Code, which has reduced our Automotive segment’s assets, reduced the sales of our Automotive segment in the first quarter of 2023, and will negatively impact the net sales of our Automotive segment in future periods. Our results of operations for the three months ended March 31, 2023 includes the results of Auto Plus prior to its January 31, 2023 bankruptcy petition.

Our Automotive segment’s priorities include:

●	Positioning the service business to take advantage of opportunities in the do-it-for-me market and vehicle fleets;
●	Improving inventory management and tire distribution network;
●	Investment in capital projects within Icahn Automotive’s owned and leased locations to increase leasing revenue and reduce occupancy costs;
●	Investment in customer experience initiatives and selective upgrades in facilities;
●	Investment in employees with focus on training and career development; and

●	Business process improvements, including investments in our supply chain and information technology capabilities.

The following table presents our Automotive segment’s operating revenue, cost of revenue and gross margin. Our Automotive segment’s results of operations also include automotive services labor. Automotive services labor revenues are included in other revenues from operations in our condensed consolidated statements of operations, however, the sale of any installed parts or materials related to automotive services are included in net sales. Rental revenues for properties leased to third parties are included in other revenues from operations in our condensed consolidated statements of operations, however, are excluded from the table below. Therefore, we discuss the combined results of our automotive net sales and automotive services labor revenues below.

	Three Months Ended March 31,
	2023	2022

Net sales and other revenues from operations	$441	$554
Cost of goods sold and other expenses from operations	338	384
Gross margin	$103	$170

Three Months Ended March 31, 2023 and 2022

Net sales and other revenues from operations for our Automotive segment for the three months ended March 31, 2023 decreased by $113 million (20%) as compared to the comparable prior year period. The decrease was attributable to a decrease in aftermarket parts sales of $129 million (64%), offset in part by an increase in automotive services revenue of $16 million (5%). The decrease in aftermarket parts sales was due to the deconsolidation of Auto Plus as of January 31, 2023.

Cost of goods sold and other expenses from operations for the three months ended March 31, 2023 decreased by $46 million (12%) as compared to the comparable prior year period. The decrease was primarily driven by decreased aftermarket parts sales related to the deconsolidation of Auto Plus. Gross margin on net sales and other revenue from operations for the three months ended March 31, 2023 was down as compared to the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 23% and 31% for the three months ended March 31, 2023 and 2022, respectively.

Food Packaging

Our Food packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Three Months Ended March 31, 2023 and 2022

Net sales for the three months ended March 31, 2023 increased $17 million (17%) as compared to the comparable prior year period. Impacts to sales were due to an increase of $18 million in price and product mix, an increase of $1 million due to higher volume, offset by a decrease of $2 million due to unfavorable effects of foreign exchange. Cost of goods sold for the three months ended March 31, 2023 increased by $10 million (12%) as compared to the comparable prior year period due to the effects of raw material price inflation, offset by improved manufacturing performance. Gross margin as a percentage of net sales was 23% and 20% for the three months ended March 31, 2023 and 2022, respectively.

Real Estate

Our Real Estate segment consists primarily of investment properties, the development and sale of single-family homes, and the management of a country club. Sales of single-family homes are included in net sales in our consolidated statements of operations. Results from investment properties and country club operations are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for each of the three months ended March 31, 2023 and 2022 were primarily derived from the sale of residential units and rental operations.

Subsequent to March 31, 2023, within our Real Estate segment, a significant tenant of a commercial high-rise property was notified of default for non-payment. The tenant stated they are unable to cure the default status and the lease has been terminated. We consider this default, along with other facts and circumstances, a triggering event for potential impairment and we will assess this long-lived asset for any non-cash impairment charges during the second quarter of 2023. As of March 31, 2023, this property had a net book value of $218 million and any potential impairment cannot be estimated at this time. We do not anticipate that this lease termination will have a substantial impact on other revenues from operations.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended March 31, 2023 and 2022

Net sales for the three months ended March 31, 2023 decreased by $15 million (27%) compared to the comparable prior year period due to normalized demand for our hospitality business in 2023 compared to a post pandemic related increase in demand in 2022 and a decrease of retail sales as the soft home category has slowed and retailers have trimmed inventory. Cost of goods sold for the three months ended March 31, 2023 decreased by $13 million (29%) compared to the comparable prior year period mostly due to lower retail sales and lower material and freight costs. Gross margin as a percentage of net sales was 20% and 18% for the three months ended March 31, 2023 and 2022, respectively. The increase is due to lower material and freight costs.

Pharma

Our Pharma segment derives revenues primarily from the sale of its products directly to customers, wholesalers and pharmacies.

Three Months Ended March 31, 2023 and 2022

Net sales for the three months ended March 31, 2023 increased by $5 million (33%) compared to the comparable prior year period primarily due to higher prescription growth resulting in increased sales. Cost of goods sold for the three months ended March 31, 2023 was flat compared to the prior year period. Gross margin as a percentage of net sales was 40% and 20% for both of the three months ended March 31, 2023 and 2022, respectively.

Holding Company

Our Holding Company’s results of operations primarily reflect the interest expense on its senior unsecured notes and investment gains and losses from equity investments for each of the three months ended March 31, 2023 and 2022.

Other Consolidated Results of Operations

Loss on deconsolidation of subsidiary

As discussed in Note 3, “Subsidiary Bankruptcy and Deconsolidation”, to the consolidated financial statements, we deconsolidated Auto Plus effective as of January 31, 2023, resulting in a pretax loss on deconsolidation of subsidiary of $226 million for the three months ended March 31, 2023.

Selling, General and Administrative

Three Months Ended March 31, 2023 and 2022

Our consolidated selling, general and administrative costs during the three months ended March 31, 2023 decreased by $72 million (24%) as compared to the comparable prior year period primarily due to lower expenses of our Automotive segment mainly related to the deconsolidation of Auto Plus.

Interest Expense

Three Months Ended March 31, 2023 and 2022

Our consolidated interest expense during the three months ended March 31, 2023 increased by $8 million (6%) as compared to the comparable prior year period. The increase was primarily due to higher interest expense for our Investment segment due to higher balances on margin accounts.

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

As of March 31, 2023, our Holding Company had cash and cash equivalents of approximately $1.9 billion and total debt of approximately $5.3 billion. As of March 31, 2023, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $4.0 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

	March 31,	December 31,
	2023	2022

	(in millions)
4.750% senior unsecured notes due 2024	$1,103	$1,103
6.375% senior unsecured notes due 2025	749	749
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,460	1,460
4.375% senior unsecured notes due 2029	747	747
	$5,309	$5,309

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

As of March 31, 2023 and December 31, 2022, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of March 31, 2023, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

At-The-Market Offerings

During the three months ended March 31, 2023, Icahn Enterprises sold 3,395,353 depositary units pursuant to its Open Market Sale Agreement, resulting in gross proceeds of $175 million. As of March 31, 2023, we continue to have an active Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $149 million in aggregate gross sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of the agreement, and we have no obligation to sell additional depositary units under the Open Market Sale Agreement. Depending on market conditions, we may continue to sell depositary units under the Open Market Sale Agreement, and, if appropriate, enter into a new Open Market Sale Agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing Open Market Sale Agreement. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. While we were able to sell shares during the three months ended March 31, 2023, there can be no assurance that any future capital will be available on acceptable terms or at all under this program.

LP Unit Distributions

On February 22, 2023, Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. In connection with this distribution, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $70 million in April 2023.

On May 9, 2023, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $2.00 per depositary unit, which will be paid on or about June 30, 2023 to depositary unitholders of record at the close of business on May 22, 2023. Depositary unitholders will have until June 20, 2023 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending June 27, 2023. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Repurchase Authorization

On May 9, 2023, the Board of Directors of the General Partner approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”). The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of March 31, 2023, the Investment Funds had a net short notional exposure of 38%. The Investment Funds’ long exposure was 103% (78% long equity and 25% long credit) and its short exposure was 141% (129% short equity and 11% short credit). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at March 31, 2023.

Of the Investment Funds’ 103% long exposure, 75% was comprised of the fair value of its long positions and 28% was comprised mostly of single name equity forward and swap contracts. Of the Investment Funds’ 141% short exposure, 65% was comprised of the fair value of its short positions (with certain adjustments) and 76% was comprised mostly of short broad market index swap derivative contracts and short credit default swap contracts.

With respect to both our long positions that are not notionalized (75% long exposure) and our short positions that are not notionalized (65% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other short positions (76% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Subsequent to the quarter-end, our bearish view on the market has shifted and may impact our net short position accordingly.

Investment Funds Redemption

Mr. Icahn and his affiliates redeemed $867 million from the Investment segment representing a pro-rata portion of the cash in the Investment segment attributable to Mr. Icahn and his affiliates, which was paid to Mr. Icahn and his affiliates on April 14, 2023. This redemption does not change our liquidity in the Investment segment.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	March 31,	December 31,
	2023	2022

	(in millions)
Energy	$601	$510
Automotive	34	32
Food Packaging	13	9
Real Estate	41	26
Home Fashion	6	5
Pharma	23	16
	$718	$598

Segment Borrowings and Availability

Segment debt consists of the following:

	March 31,	December 31,
	2023	2022

	(in millions)
Energy	$1,590	$1,591
Automotive	18	21
Food Packaging	164	162
Real Estate	1	1
Home Fashion	9	12
	$1,782	$1,787

Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of March 31, 2023, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

March 31,
2023
(in millions)
Energy	$290
Food Packaging	13
Home Fashion	2
$305

The above outstanding debt and borrowing availability with respect to each of our continuing operating segments reflects third-party obligations.

Subsidiary Stock Repurchase Program

On May 6, 2020, the Board of Directors of CVR Partners’ general partner approved a unit repurchase program which would enable it to repurchase up to $10 million of its common units from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. On February 22, 2021, the Board of Directors of CVR Partners authorized an additional $10 million under the unit repurchase program. During the three months ended March 31, 2023, CVR Partners did not repurchase any common units. During the three months ended March 31, 2022, CVR Partners repurchased 111,695 common units on the open market at a cost of $12 million. As of March 31, 2023, CVR Partners has a nominal amount remaining under its unit repurchase program.

Subsidiary Dividends

For the first quarter of 2023, our Energy segment declared a cash dividend of $0.50 per share, which is payable May 22, 2023 to shareholders of record as of May 15, 2023. Our portion of the dividend will include approximately $36 million in cash.

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

	(in millions)
Holding Company	$(42)	$21	$174	$(72)	$52	$(323)
Investment	14	—	(82)	1,689	—	2

Other Operating Segments:
Energy	247	(34)	(122)	322	(41)	(115)
Automotive	4	(10)	7	(31)	(19)	58
Food Packaging	5	(2)	2	—	(4)	3
Real Estate	15	—	(1)	18	(5)	(14)
Home Fashion	(3)	—	3	(10)	—	9
Pharma	7	—	—	4	—	—
Other operating segments	275	(46)	(111)	303	(69)	(59)
Total before eliminations	247	(25)	(19)	1,920	(17)	(380)
Eliminations	—	(20)	20	—	55	(55)
Consolidated	$247	$(45)	$1	$1,920	$38	$(435)

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

Holding Company

Our Holding Company’s cash flows from operating activities for each of the three months ended March 31, 2023 and 2022 were primarily attributable to our semi-annual interest payments on our senior unsecured notes. The decrease in interest payments over the comparable period is primarily due to the redemption of $500 million of senior unsecured notes in February 2022.

Our Holding Company’s cash flows from investing activities for the three months ended March 31, 2023 were primarily attributable to dividends from our Energy segment of $36 million offset in part by contributions to our operating subsidiaries aggregating $15 million. Our Holding Company’s cash flows from investing activities for the three months ended March 31, 2022 were primarily attributable to proceeds from the sale of equity investments aggregating $107 million, offset in part by contributions to our operating subsidiaries aggregating $55 million.

Our Holding Company’s cash flows used in financing activities for the three months ended March 31, 2023 were due to proceeds of $173 million from our “at-the-market” offering. Our Holding Company’s cash flows from financing activities for the three months ended March 31, 2022 were due to the redemption of the $500 million of senior unsecured notes offset by proceeds from our “at-the-market” offering.

Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Our Investment segment’s cash flows from financing activities for the three months ended March 31, 2023 and 2022 were attributable to redemptions paid to Mr. Icahn and his affiliates (excluding us) of $82 million and Brett Icahn’s contributions to the Funds of $2 million, respectively.

Other Operating Segments

Our other operating segments’ cash flows from operating activities included net cash flows from operating activities before changes in operating assets and liabilities of $317 million and $233 million for the three months ended March 31, 2023 and 2022, respectively, primarily due to the results of our Energy segment during both periods. The change in cash flows from operating activities for the three months ended March 31, 2023 as compared to the comparable prior year was primarily due to an increase in the operating results of our Energy segment primarily associated with increased gross margins mostly due to higher crack spreads and derivative performance.

Our other operating segments’ cash flows from investing activities were primarily due to capital expenditures and turnaround expenditures of $52 million in 2023 compared to $41 million in 2022 in our Energy segment and capital expenditures of $10 million in 2023 compared to $21 million in 2022 within our Automotive segment.

Our other operating segments’ cash flows from financing activities were primarily due to our Energy segment. For the three months ended March 31, 2023, our Energy segment paid a distribution to noncontrolling interests of $85 million, compared to $36 million paid in the three months ended March 31, 2022. In addition, our operating companies had net contributions from our Holding Company aggregating $21 million for the three months ended March 31, 2023, compared to net contributions aggregating $55 million for the three months ending March 31, 2022.

Consolidated Capital Expenditures

There have been no material changes to our planned capital expenditures as compared to the estimated capital expenditures for 2023 reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Estimates

The critical accounting estimates used in the preparation of our condensed consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Issued Accounting Standards

Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements for a discussion of recent accounting pronouncements applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed below, information about our quantitative and qualitative disclosures about market risk did not differ materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of March 31, 2023, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $652 million, $565 million and $1,058 million, respectively. However, as of March 31, 2023, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an interest of approximately 46% in the Investment Funds.

Item 4. Controls and Procedures

As of March 31, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, and will continue to be, subject to litigation from time to time in the ordinary course of business. Refer to Note 17, “Commitments and Contingencies” to the condensed consolidated financial statements, which is incorporated by reference into this Part II, Item 1 of this Report, for information regarding our lawsuits and proceedings. Except for the lawsuits and proceedings disclosed in Note 17, there were no material changes to our lawsuits and proceedings as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 1A. Risk Factors

Other than as set forth below, there were no material changes to our risk factors during the three months ended March 31, 2023 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Our general partner, and its control person, has significant influence over us, and sales by our controlling unitholder pursuant to a margin call or otherwise could cause our unit price to decline.

Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises, and approximately 84% of Icahn Enterprises’ outstanding depositary units as of March 31, 2023, and, as a result, has the ability to influence many aspects of our operations and affairs.

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

In addition, in past years through the present, Mr. Icahn has had and has borrowings from financial institutions from time to time and has pledged assets he owns, directly or through his affiliates, to secure these loans, including Icahn Enterprises depositary units. The number of depositary units pledged to secure these loans has been substantial and has fluctuated over time as a result of the amount of outstanding principal amount of the loans, the market price of the depositary units, and other factors. As of May 8, 2023, Mr. Icahn has pledged 202,585,490 depositary units. Neither Icahn Enterprises nor any of its subsidiaries are party to these loans. As a result of these arrangements, the lenders may foreclose and sell or force Mr. Icahn to sell a substantial number of depositary units, which could cause a decline in the market price of the depositary units and decrease Mr. Icahn’s ownership of Icahn Enterprises. The market price of the depositary units has declined in recent weeks. A prolonged decline in the market price of the depositary units could increase the likelihood of a foreclosure or forced sale of the pledged depositary units, and could be subject to a “margin call,” pursuant to which Mr. Icahn would be required to deposit additional funds or securities with the financial institution, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value.

The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP as the general partner of Icahn Enterprises. Mr. Icahn, through affiliates, holds approximately 84% of Icahn Enterprises’ outstanding depositary units. If sales of depositary units held by Mr. Icahn and his affiliates, as a result of a margin call, foreclosure, changes in tax laws, changes to his estate, or otherwise, were to cause Mr. Icahn and his affiliates to no longer hold at least 25% of the outstanding depositary units, Icahn Enterprises GP could potentially be removed as the general partner of Icahn Enterprises without Mr. Icahn’s consent.

Sales of a substantial number of depositary units held by Mr. Icahn and his affiliates could have a negative impact on the market price of our depositary units. Likewise, the market may anticipate sales by Mr. Icahn or his estate even if Mr. Icahn or his estate is not selling, or has no plans to sell, depositary units.

We have become subject to, and may in the future be, subject to short selling strategies driving down the market price of our depositary units and increasing the volatility of the trading market for our depositary units.

On May 2, 2023, a firm published a report making allegations about the Company in an attempt to drive down the market price of our depositary units, and the price of our depositary units declined significantly after the publication of this report and the market for our depositary units has been highly volatile since the publication of the report. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the securities to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of securities in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and they are not subject to certification requirements imposed by the SEC. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including securityholder suits against the company that may be prompted by such allegations, and we have already expended significant resources and management time in response to the short seller report. As a result of the recent short seller report we may also be the subject of suits or government inquiries prompted by the allegations made by the short seller, and future short seller reports could prompt additional lawsuits or investigations. See Item 1 of Part II, “Legal Proceedings,” of this Report.

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

Qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code, as amended. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, oil and gas revenues, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was “qualifying” income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute “qualifying” income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. The Board of Directors of our General Partner has approved the repurchase by the Company of up to $500 million of our outstanding senior notes, and if any such debt is repurchased at a discount, we may recognize cancellation of indebtedness (“COD”) income, which, in some circumstances, may not be considered “qualifying” income. If less than 90% of our gross income constitutes “qualifying” income, we may be subject to corporate tax on our net income plus possible state taxes. Further, if less than 90% of our gross income constituted “qualifying” income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we become required to register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes. The cost of paying federal and possibly state income tax, either for past years or going forward could be a significant liability and would reduce our funds available to make distributions to holders of units, and to make interest and principal payments on our debt securities. To meet the “qualifying” income test, we may structure transactions in a manner which is less advantageous than if this were not a consideration, or we may avoid otherwise economically desirable transactions.

Our subsidiaries’ competitors may be larger and have greater financial resources and operational capabilities than our subsidiaries do, which may require them or us to invest significant additional capital in order to effectively compete. Our investments, or our subsidiaries’ investments, may not achieve desired results and may become impaired.

Our operating subsidiaries face competitive pressures within markets in which they operate. We manage our subsidiaries with the objective of growing their value over time by, among other means, investing in and strengthening our subsidiaries’ competitive advantages. Many factors, including availability of financial resources, supply chain capabilities and local market changes, may limit our ability to strengthen our subsidiaries’ competitive advantages. In addition, competitors may be significantly larger than our subsidiaries are and may have greater financial resources and operational capabilities. Accordingly, our subsidiaries may require significant additional resources, which may not be available to them through internally generated cash flows, and a decline in these businesses could result in an impairment charge. With respect to our Automotive segment, we have invested significant resources in various initiatives to remain competitive and stimulate growth. Despite these efforts, in January 2023, Auto Plus filed the Chapter 11 Cases in Bankruptcy Court. As a result of this filing, the Company has determined that it no longer controls Auto Plus and has deconsolidated its investment in Auto Plus effective as of January 31, 2023 resulting in a non-cash charge of $226 million recorded in the three months ended March 31, 2023 and determined that our remaining equity investment in Auto Plus is now worth $0. In the course of the Chapter 11 cases, Auto Plus will seek to sell substantially all of its assets pursuant to Section 363 of the Bankruptcy Code, with the proceeds of such sale used to satisfy obligations to its creditors, and to settle or discharge all of its obligations, in each case subject to approval by the Bankruptcy Court, which has had and continue to have a negative impact on the results of operations and balance sheet of our Automotive segment. In addition, we will continue to consider strategic alternatives in our automotive aftermarket parts business to maximize value. If we are unable to implement these initiatives efficiently and effectively, or if these initiatives are unsuccessful, our consolidated financial condition, results of operations and cash flows could be adversely affected.

Item 5. Other Information

Salary Increase

On May 9, 2023, the Board of Directors of Icahn Enterprises G.P., the general partner of  the Company, approved an increase in the base salary of Ted Papapostolou, the Chief Financial Officer of the Company, from the rate of $550,000 per annum to a rate of $850,000 per annum, effective as of May 9, 2023. The Board did not change the other terms of Mr. Papapostolou’s compensation arrangements.

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

Date: May 10, 2023