Form 10-Q
period 2023-06-30
ICAHN ENTERPRISES L.P.
filed 2023-08-04
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 3, 2023, there were 393,458,414 of Icahn Enterprises’ depositary units outstanding.

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

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; the impacts from the Russia/Ukraine conflict, including economic volatility and the impacts of export controls and other economic sanctions; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest, declines in the fair value of our investments as a result of the COVID-19 pandemic, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended, or be taxed as a corporation; risks relating to short sellers and associated litigation and regulatory inquires; risks related to our general partner and controlling unitholder; risks related to our energy business, including the volatility and availability of crude oil, other feed stocks and refined products, declines in global demand for crude oil, refined products and liquid transportation fuels, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; the success of a spin-off of the fertilizer business including risks related to any decision to cease exploration of a spin-off; risks related to our automotive activities and exposure to adverse conditions in the automotive industry, including as a result of the COVID-19 pandemic and the Chapter 11 filing of our automotive parts subsidiary; risks related to our food packaging activities, including competition from better capitalized competitors, inability of our suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; supply chain issues; inflation, including increased costs of raw materials and shipping, including as a result of the Russia/Ukraine conflict; interest rate increases; labor shortages and workforce availability; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; risks related to our home fashion operations, including changes in the availability and price of raw materials, and changes in transportation costs and delivery times. These risks and uncertainties also include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2022 and below in Item 1A. Risk Factors, of Part II of this Quarterly Report on Form 10-Q. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2023	2022

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$2,488	$2,337
Cash held at consolidated affiliated partnerships and restricted cash	2,598	2,549
Investments	4,937	6,809
Due from brokers	4,219	7,051
Accounts receivable, net	495	606
Related party notes receivable	82	—
Inventories, net	1,015	1,531
Property, plant and equipment, net	3,959	4,038
Deferred tax asset	184	127
Derivative assets, net	344	805
Goodwill	288	288
Intangible assets, net	502	533
Other assets	1,103	1,240
Total Assets	$22,214	$27,914
LIABILITIES AND EQUITY
Accounts payable	$723	$870
Accrued expenses and other liabilities	1,878	1,981
Deferred tax liabilities	354	338
Derivative liabilities, net	911	691
Securities sold, not yet purchased, at fair value	3,370	6,495
Due to brokers	713	885
Debt	7,078	7,096
Total liabilities	15,027	18,356

Commitments and contingencies (Note 18)

Equity:
Limited partners: Depositary units: 393,458,414 units issued and outstanding at June 30, 2023 and 353,572,182 units issued and outstanding at December 31, 2022	4,153	4,647
General partner	(757)	(747)
Equity attributable to Icahn Enterprises	3,396	3,900
Equity attributable to non-controlling interests	3,791	5,658
Total equity	7,187	9,558
Total Liabilities and Equity	$22,214	$27,914

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions, except per unit amounts)
Revenues:
Net sales	$2,684	$3,796	$5,442	$6,764
Other revenues from operations	198	197	385	365
Net (loss) gain from investment activities	(500)	(442)	(943)	497
Interest and dividend income	167	50	338	92
Other loss, net	(9)	(98)	(41)	(122)
	2,540	3,503	5,181	7,596
Expenses:
Cost of goods sold	2,310	3,174	4,570	5,712
Other expenses from operations	160	148	318	285
Selling, general and administrative	215	315	444	616
Credit loss on related party note receivable	116	—	116	—
Loss on deconsolidation of subsidiary	20	—	246	—
Interest expense	136	151	278	285
	2,957	3,788	5,972	6,898
(Loss) income before income tax (expense) benefit	(417)	(285)	(791)	698
Income tax (expense) benefit	(2)	(2)	14	(100)
Net (loss) income	(419)	(287)	(777)	598
Less: net (loss) income attributable to non-controlling interests	(150)	(159)	(238)	403
Net (loss) income attributable to Icahn Enterprises	$(269)	$(128)	$(539)	$195

Net (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(264)	$(125)	$(528)	$191
General partner	(5)	(3)	(11)	4
	$(269)	$(128)	$(539)	$195

Basic and Diluted (loss) income per LP unit	$(0.72)	$(0.41)	$(1.46)	$0.64
Basic and Diluted weighted average LP units outstanding	367	306	361	300
Distributions declared per LP unit	$2.00	$2.00	$4.00	$4.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Net (loss) income	$(419)	$(287)	$(777)	$598
Other comprehensive income, net of tax:
Translation adjustments	1	—	5	—
Post-retirement benefits and other	2	(7)	2	(7)
Other comprehensive income (loss), net of tax	3	(7)	7	(7)
Comprehensive (loss) income	(416)	(294)	(770)	591
Less: Comprehensive (loss) income attributable to non-controlling interests	(150)	(159)	(238)	403
Comprehensive (loss) income attributable to Icahn Enterprises	$(266)	$(135)	$(532)	$188

Comprehensive (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(261)	$(132)	$(521)	$184
General partner	(5)	(3)	(11)	4
	$(266)	$(135)	$(532)	$188

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2022	$(747)	$4,647	$3,900	$5,658	$9,558
Net loss	(5)	(265)	(270)	(88)	(358)
Other comprehensive income	—	4	4	—	4
Partnership distributions payable	(15)	(709)	(724)	—	(724)
Partnership contributions	4	175	179	—	179
Investment segment distributions to non-controlling interests	—	—	—	(80)	(80)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(85)	(85)
Changes in subsidiary equity and other	—	2	2	—	2
Balance, March 31, 2023	(763)	3,854	3,091	5,405	8,496
Net loss	(6)	(263)	(269)	(150)	(419)
Other comprehensive income	—	3	3	—	3
Partnership distributions payable reversal	15	709	724	—	724
Partnership distributions	(3)	(152)	(155)	—	(155)
Investment segment distributions to non-controlling interests	—	—	—	(1,380)	(1,380)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(84)	(84)
Changes in subsidiary equity and other	—	2	2	—	2
Balance, June 30, 2023	$(757)	$4,153	$3,396	$3,791	$7,187

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2021	$(754)	$4,298	$3,544	$5,799	$9,343
Net income	6	317	323	562	885
Partnership distributions payable	(12)	(591)	(603)	—	(603)
Partnership contributions	4	180	184	—	184
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(36)	(36)
Changes in subsidiary equity and other	—	(5)	(5)	(10)	(15)
Balance, March 31, 2022	(756)	4,199	3,443	6,315	9,758
Net loss	(3)	(125)	(128)	(159)	(287)
Other comprehensive loss	—	(7)	(7)	—	(7)
Partnership distributions payable reversal	12	591	603	—	603
Partnership distributions	(2)	(100)	(102)	—	(102)
Partnership contributions	4	210	214	—	214
Investment segment contributions from non-controlling interests	—	—	—	5	5
Investment segment distributions to non-controlling interests	—	—	—	(3)	(3)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(26)	(26)
Changes in subsidiary equity and other	(1)	5	4	(1)	3
Balance, June 30, 2022	$(746)	$4,773	$4,027	$6,131	$10,158

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2023	2022

	(in millions)
Cash flows from operating activities:
Net (loss) income	$(777)	$598
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net gain (loss) from securities transactions	310	(335)
Purchases of securities	(446)	(566)
Proceeds from sales of securities	2,084	3,979
Payments to cover securities sold, not yet purchased	(3,618)	(2,597)
Proceeds from securities sold, not yet purchased	444	1,423
Changes in receivables and payables relating to securities transactions	2,774	15
Changes in derivative assets and liabilities	681	(249)
Gain on disposition of assets, net	(3)	(2)
Depreciation and amortization	251	249
Loss on deconsolidation of subsidiary	246	—
Deferred taxes	(88)	(18)
Other, net	9	45
Changes in other operating assets and liabilities	110	87
Net cash provided by operating activities	1,977	2,629
Cash flows from investing activities:
Capital expenditures	(131)	(154)
Turnaround expenditures	(50)	(68)
Proceeds from sale of investments	—	152
Proceeds from disposition of businesses and assets	—	2
Other, net	25	(1)
Net cash used in investing activities	(156)	(69)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	—	5
Investment segment distributions to non-controlling interests	(1,462)	—
Partnership contributions	185	398
Partnership distributions	(155)	(102)
Dividends and distributions to non-controlling interests in subsidiaries	(170)	(62)
Repayments of Holding Company senior unsecured notes	—	(500)
Proceeds from subsidiary borrowings	32	66
Repayments of subsidiary borrowings	(48)	(122)
Other, net	(3)	(16)
Net cash used in financing activities	(1,621)	(333)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	—	6
Net increase in cash and cash equivalents and restricted cash and restricted cash equivalents	200	2,233
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	4,886	4,436
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$5,086	$6,669

See notes to condensed consolidated financial statements.

1.  Description of Business

Overview

Icahn Enterprises L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. References to “we,” “our” or “us” herein include both Icahn Enterprises and Icahn Enterprises Holdings and their subsidiaries, unless the context otherwise requires.

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2023, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 85% of our outstanding depositary units as of June 30, 2023.

Description of Continuing Operating Businesses

We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Real Estate, Home Fashion and Pharma. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises (unless otherwise noted), and investment activity and expenses associated with our Holding Company. See Note 14, “Segment Reporting,” for a reconciliation of each of our reporting segment’s results of operations to our consolidated results. Certain additional information with respect to our segments is discussed below.

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $3.8 billion and $4.2 billion as of June 30, 2023 and December 31, 2022, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing businesses as well as in the nitrogen fertilizer manufacturing businesses through its holdings in CVR Partners, LP, a publicly traded limited partnership (“CVR Partners”). CVR Energy is an independent petroleum refiner and marketer of high value transportation fuels primarily in the form of gasoline and diesel fuels, as well as renewable diesel. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy holds 100% of the general partner interest and approximately 37% of the outstanding common units of CVR Partners as of June 30, 2023. As of June 30, 2023, we owned approximately 71% of the total outstanding common stock of CVR Energy.

On November 21, 2022, CVR Energy’s board of directors had authorized its management to explore a potential spin-off of CVR Energy’s interest in the nitrogen fertilizer business into a newly created and separately traded public company. On June 13, 2023, CVR Energy announced that it has concluded such process and that its board of directors has determined not to pursue the potential spin-off at this time.

Automotive

We conduct our Automotive segment through our wholly owned subsidiary, Icahn Automotive Group LLC (“Icahn Automotive”) and our wholly owned subsidiary, AEP PLC LLC (“AEP PLC”). Icahn Automotive is engaged in providing a full range of automotive repair and maintenance services (“automotive services”) to its customers as well as a retail business which consists of sales of automotive aftermarket parts and retailed merchandise (“aftermarket parts”).

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

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. As of June 30, 2023, we owned approximately 90% of the total outstanding common stock of Viskase.

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

During the quarter ended June 30, 2023, we established a captive insurance program to supplement the insurance coverage of the officers, directors, employees and agents of the Company, its subsidiaries and our general partner. We hold assets in a protected cell, which we are the primary beneficiary of, and therefore consolidate the protected cell. The total assets related to the protected cell were $100 million at June 30, 2023 and are included in restricted cash in the condensed consolidated balance sheet.

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2023 was approximately $7.1 billion and $6.3 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2022 was approximately $7.1 billion and $6.6 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $367 million and $1,019 million as of June 30, 2023 and December 31, 2022, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.

Our restricted cash balance was $2,231 million and $1,530 million as of June 30, 2023 and December 31, 2022, respectively. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions and cash held related our captive insurance program.

Long-Lived Assets

The company reviews long-lived assets for impairment when impairment indcators exist. An evaluation of impairment consists of reviewing the carrying value of a long-lived asset for recoverability. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to esimtaed undiscounted future net cash flows expected to be generated by the asset. If the carrying value of the long-lived asset is not determined to be recoverable, a fair value assessment if performed.

During the second quarter of 2023, a significant tenant of a commercial high-rise property, within our Real Estate segment, was notified of default for non-payment. The tenant was unable to cure the default status and the lease was terminated. We considered this default, along with other facts and circumstances, a triggering event for potential impairment and we assessed the carrying value of this long-lived asset for recoverability using the undiscounted cash flow method during the second quarter of 2023. We determined the total undiscounted cash flows of the property exceeded its carrying value and therefore, no impairment is required.

Revenue From Contracts With Customers and Contract Balances

Due to the nature of our business, we derive revenue from various sources in various industries. With the exception of all of our Investment segment’s and our Holding Company’s revenues, and our Real Estate and Automotive segments’ leasing revenue, our revenue is generally derived from contracts with customers in accordance with U.S. GAAP. Such revenue from contracts with customers is included in net sales and other revenues from operations in the condensed consolidated statements of operations, however, our Real Estate and Automotive segments’ leasing revenue, as disclosed in Note 11, “Leases,” is also included in other revenues from operations. Related contract assets are included in accounts receivable, net or other assets and related contract liabilities are included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Our disaggregation of revenue information includes our net sales and other revenues from operations for each of our reporting segments as well as additional disaggregation of revenue information for our Energy and Automotive segments. See Note 14, “Segment Reporting,” for our complete disaggregation of revenue information. In addition, we disclose additional information with respect to revenue from contracts with customers and contract balances for our Energy and Automotive segments below.

Energy

Our Energy segment’s deferred revenue is a contract liability that includes fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and revenue is recognized at the point in time in which the customer obtains control of the product. In addition, it includes deferred revenue associated with agreements entered into with third-party investors that has allowed our Energy segment to monetize certain tax credits available under Section 45Q of the Internal Revenue Code (the “45Q Transaction”). Our Energy segment had deferred revenue of $44 million and $48 million as of June 30, 2023 and December 31, 2022, respectively. For the six months ended June 30, 2023 and 2022, our Energy segment recorded revenue of $46 million and $84 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

As of June 30, 2023, our Energy segment had $2 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize a majority of these performance obligations as revenue by the end of 2023 and the remaining nominal balance in 2024.

Automotive

Our Automotive segment had deferred revenue with respect to extended warranty plans of $44 million at each of June 30, 2023 and December 31, 2022, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For the six months ended June 30, 2023 and 2022, our Automotive segment recorded revenue of $13 million and $12 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities- Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations to require entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of such programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations of where in the financial statements outstanding amounts are present. The guidance does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. The amendments are effective in periods beginning after December 15, 2022, except that the amendments to disclose a rollforward of obligations outstanding will be effective beginning after December 15, 2023. We early adopted provisions of this ASU effective January 1, 2023, with the exception of the amendment on rollforward information, which will be adopted in the fourth quarter of 2023. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

3. Subsidiary Bankruptcy and Deconsolidation

On January 31, 2023, a subsidiary of Icahn Automotive, IEH Auto Parts Holding LLC and its subsidiaries, (collectively, “Auto Plus”), an aftermarket parts distributor held within our Automotive segment, filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code. On May 2, 2023, the Bankruptcy Court approved a global settlement in the Chapter 11 Cases between Auto Plus, its non-Auto Plus affiliates, and the Official Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the "Committee”) that provides for a guaranteed recovery to unsecured creditors, the payment of all administrative and priority claims in the Chapter 11 Cases, and the resolution of all disputes between Auto Plus, its non-Auto Plus affiliates, and the Committee. On May 19, 2023, the Bankruptcy Court approved five sales of Auto Plus’ assets to five different bidders pursuant to Section 363 of the Bankruptcy Code, comprising a significant majority of Auto Plus’ total assets (the “363 Sales”). A wholly owned subsidiary of IEP, AEP PLC, was the buyer for one of the 363 Sales, pursuant to a credit bid of $10 million for a portion of its senior secured debtor-in-possession loan to Auto Plus. The last of the 363 sales closed on June 12, 2023. The proceeds of the 363 Sales will be used to satisfy obligations to Auto Plus’ creditors. On June 16, 2023, the Bankruptcy Court entered an order approving Auto Plus’ Third Amended Combined Disclosure Statement and Joint Plan of Liquidation (the “Bankruptcy Plan”).  The Bankruptcy Plan provides for the orderly liquidation of Auto Plus and distribution of its assets. As of the date hereof, the effective date of the Bankruptcy Plan had not yet occurred.

As a result of the filing of the Chapter 11 Cases, the Company has determined that it no longer controls Auto Plus under the criteria set out in Statement of Financial Accounting Standards (“FASB”) ASC Topic 810, “Consolidation” and has deconsolidated its investment effective January 31, 2023. In order to deconsolidate Auto Plus, we removed the carrying values of the assets and liabilities of Auto Plus as of January 31, 2023 and recorded our investment in Auto Plus at $0 resulting in a non-cash charge of $246 million during the six months ended June 30, 2023.

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

Investment Funds

As of June 30, 2023 and December 31, 2022, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $3.0 billion and $4.9 billion, respectively, representing approximately 44% and 54% of the Investment Funds’ assets under management as of each respective date. During the six months ended June 30, 2023, Mr. Icahn and his affiliates (excluding us and Brett Icahn) had redemptions of $1,452 million from the Investment Funds. There were no redemptions in the six months ended June 30, 2022.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the six months ended June 30, 2023 and 2022, $7 million and $6 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

Auto Plus and AEP PLC

As discussed in Note 3. “Subsidiary Bankruptcy and Deconsolidation,” Auto Plus was deconsolidated as of January 31, 2023. Subsequent to January 31, 2023, Auto Plus had certain transactions with entities within our Automotive and Real Estate segments. Agreements and transactions include (i) lease agreements between Auto Plus and entities in the Automotive segment in which Auto Plus is the lessee, (ii) lease agreements between Auto Plus and entities in the Automotive segment in which Auto Plus is the lessor, (iii) auto parts purchases by entities in the Automotive segment from Auto Plus, (iv) auto parts sales from entities within the Automotive segment to Auto Plus, and (v) lease agreements between entities in the Real Estate segment and Auto Plus in which Auto Plus is the lessee.

For the five months from the date of deconsolidation of January 31, 2023 through June 30, 2023, the total lease revenues of entities within the Automotive segment from leases with Auto Plus was $3 million. Total inventory purchases of entities within the Automotive segment from Auto Plus were $4 million and total net trade accounts payable due to Auto Plus as of June 30, 2023 was 2 million.

For the five months from the date of deconsolidation of January 31, 2023 through June 30, 2023, the total lease revenues of entities within the Real Estate segment from Auto Plus were $3 million.

Note Receivable from Auto Plus

In connection with the Auto Plus bankruptcy filing, we entered into a priming, senior secured, super priority debtor-in-possession credit facility with Auto Plus (the “DIP Credit Facility”) on January 31, 2023, under which (i) we agreed to provide new loans in an aggregate amount of up to $75 million and (ii) subject to final approval of the DIP Credit Facility by the Bankruptcy Court, all the loans under our pre-petition credit facility with Auto Plus would be rolled-up and converted into loans under the DIP Credit Facility. On May 2, 2023, we converted and rolled up our related party note receivable with our existing loans under the DIP Credit Facility. In the second quarter of 2023, we estimated our cash to be collected for the repayment of the note receivable to be $82 million, resulting in a write-off of $116 million during the six months ended June 30, 2023.

AEP PLC

In connection with the Auto Plus auction, our wholly owned subsidiary AEP PLC, acquired $10 million of assets mostly comprised of aftermarket parts inventory during the second quarter of 2023. The transaction was considered an asset acquisition, as AEP PLC does not meet the definition of a business defined in FASB ASC Topic 805. The results of AEP PLC are consolidated within our Automotive segment at June 30, 2023 and were not material.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. Brett Icahn had net redemptions of $8 million in the six months ended June 30, 2023 and contributed $3 million in accordance with the manager agreement in the six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022 Brett Icahn had investments in the Investment Funds with a total fair market value of $39 million and $50 million, respectively. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

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

	June 30,	December 31,
	2023	2022

	(in millions)
Assets
Investments:
Equity securities:
Communications	$—	$199
Consumer, cyclical	504	692
Energy	689	909
Utilities	1,238	1,205
Healthcare	474	320
Technology	639	655
Materials	142	153
Industrial	—	486
	3,686	4,619
Debt Securities:
Financials	1,001	1,958
Real Estate	134	131
Communications	—	11
	1,135	2,100
	$4,821	$6,719
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$116	$1,006
Consumer, cyclical	—	352
Energy	1,794	2,690
Utilities	563	813
Healthcare	—	387
Materials	579	598
Industrial	146	480
	3,198	6,326
Debt securities:
Materials	172	169
	$3,370	$6,495

The portion of unrealized (losses) and gains that relates to securities still held by our Investment segment, primarily equity securities, was $(69) million and $(894) million for the three months ended June 30, 2023 and 2022, respectively, and $(124) million and $(694) million for the six months ended June 30,2023 and 2022, respectively.

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	June 30,	December 31,
	2023	2022

	(in millions)
Equity method investments	$102	$76
Other investments measured at fair value	14	14
	$116	$90

The portion of unrealized gains and (losses) that relates to equity securities still held by our other segments and Holding Company was zero and $3 million for each of the three months ended June 30, 2023 and 2022, respectively, and zero and $61 million for the six months ended June 30, 2023 and 2022, respectively.

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

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 – Quoted prices are available in active markets for identical assets and liabilities as of the reporting date.

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies where all significant inputs are observable. The inputs and assumptions of our Level 2 assets and liabilities are derived from market observable sources including reported trades, broker/dealer quotes and other pertinent data.

Level 3 – Pricing inputs are unobservable for the assets and liabilities and include situations where there is little, if any, market activity for the assets and liabilities. The inputs into the determination of fair value require significant management judgment or estimation. Fair value is determined using comparable market transactions and other valuation methodologies, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 5)	$3,648	$1,134	$42	$4,824	$5,538	$1,142	$42	$6,722
Derivative assets, net (Note 7)	—	344	—	344	—	805	—	805
	$3,648	$1,478	$42	$5,168	$5,538	$1,947	$42	$7,527
Liabilities
Securities sold, not yet purchased (Note 5)	$3,198	$172	$—	$3,370	$6,326	$169	$—	$6,495
Derivative liabilities, net (Note 7)	15	896	—	911	—	691	—	691
RFS obligations (Note 18)	—	599	—	599	—	692	—	692
	$3,213	$1,667	$—	$4,880	$6,326	$1,552	$—	$7,878

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

Holding Company

The estimated fair value of the Company’s note receivable from Auto Plus was measured at January 31, 2023 using the income approach with Level 3 inputs by discounting the forecasted cash inflows associated with the note using an estimated market discount rate. During the second quarter of 2023, the Company measured the fair value of the related party note using the practical expedient for a collateral-dependent loan in accordance with ASC Topic 326 to determine the allowance based on the fair value of collateral less costs to sell. The note collateral is primarily made up of cash and accounts receivable and we estimated the fair value to be $82 million. The fair value of accounts receivable was estimated based on expected collectability.We determined the expected credit losses of $116 million were uncollectible and wrote off the valuation allowance against the note receivable.

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. There were no Investment Funds’ derivative instruments with credit-risk-related contingent features in a liability position as of June 30, 2023 and December 31, 2022.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	June 30, 2023		December 31, 2022
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$2,261	$3,719	$1,816	$5,354
Credit contracts(1)	—	797	—	945
Commodity contracts	—	426	—	22
(1)	The short notional amount on our credit default swap positions was approximately $3.1 billion and $3.5 billion at June 30, 2023 and December 31, 2022, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $0.8 billion and $0.9 billion as of June 30, 2023 and December 31, 2022, respectively.

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

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022

	(in millions)
Equity contracts	$70	$392	$961	$719
Credit contracts	327	447	1	1
Commodity contracts	1	—	15	1
Sub-total	398	839	977	721
Netting across contract types(1)	(71)	(34)	(71)	(34)
Total(1)	$327	$805	$906	$687
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at June 30, 2023 and December 31, 2022 was $2,034 million and $1,436 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (loss) Recognized in Income (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Equity contracts	$(366)	$392	$(650)	$483
Credit contracts	(2)	(35)	34	(320)
Commodity contracts	(17)	—	(16)	—
	$(385)	$357	$(632)	$163
(1)	Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our condensed consolidated statements of operations for our Investment segment.

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

As of June 30, 2023 and December 31, 2022, CVR Energy had 19 million and less than a million outstanding commodity swap positions, respectively. As of June 30, 2023 and December 31, 2022, CVR Energy had future contracts of less than 1 million barrels at each period. As of June 30, 2023 and December 31, 2022, CVR Energy had open fixed-price commitments to purchase a net 63 million and 34 million RINs, respectively.

The following table presents the fair value of our Energy segment’s derivatives and the effect of the collateral netting:

	Derivative Assets		Derivative Liabilities
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022

	(in millions)
Commodity contracts	17	—	10	5
Netting across contract types(1)	—	—	(5)	(1)
Total(1)	$17	$—	$5	$4

(1)	Excludes netting of derivatives primarily related to initial margin requirements of $9 million and $7 million at June 30, 2023 and December 31, 2022, respectively, which was not offset against derivatives assets, net in the condensed consolidated balance sheets.

(Losses) gains recognized on derivatives for our Energy segment were $(4) million and $(68) million for the three months ended June 30, 2023 and 2022, respectively, and $41 million and $(66) million for the six months ended June 30, 2023 and 2022, respectively. Gains and losses recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

8.  Related Party Notes Receivable

Related party notes receivable and its related allowance for expected credit losses consists of the following:

June 30, 2023

Related party notes receivable, gross	$82
Less: Allowance for expected credit losses	—
Related party notes receivable	$82

Allowance for expected credit losses:
Beginning Balance	$-
Credit loss provision	116
Write-offs	(116)
Ending Balance	$—

Write-offs associated with related party notes receivable was $116 million for the three and six months ended June 30, 2023. See Note 6, “Financial Instruments,” for additional information related to the fair value of the related party notes receivable.

9.  Inventories, Net

Inventories, net consists of the following:

	June 30,	December 31,
	2023	2022

	(in millions)
Raw materials	$307	$335
Work in process	106	105
Finished goods	589	1,091
In transit	13	—
	$1,015	$1,531

Due to the deconsolidation of Auto Plus inventories decreased $440 million from December 31, 2022.

10.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	June 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$337	$(87)	$250	$337	$(87)	$250
Food Packaging	6	—	6	6	—	6
Home Fashion	22	(3)	19	22	(3)	19
Pharma	13	—	13	13	—	13
	$378	$(90)	$288	$378	$(90)	$288

Intangible assets, net consists of the following:

	June 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$392	$(219)	$173	$393	$(212)	$181
Developed technology	254	(76)	178	254	(62)	192
Other	164	(96)	68	167	(90)	77
	$810	$(391)	$419	$814	$(364)	$450

Indefinite-lived intangible assets			$83			$83
Intangible assets, net			$502			$533

Amortization expense associated with definite-lived intangible assets was $14 million and $16 million for the three months ended June 30, 2023 and 2022, respectively, and $29 million for each of the six months ended June 30, 2023 and 2022, respectively.

We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

11.  Leases

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

Right-of-use assets and lease liabilities are as follows:

	June 30,	December 31,
	2023	2022

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$509	$478
Lease liabilities (accrued expenses and other liabilities)	517	484

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	49	48
Lease liabilities (debt)	65	64

Additional information with respect to our operating leases as of June 30, 2023 and December 31, 2022 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of June 30, 2023	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$40	$38	3.9 years	5.5%
Automotive	426	439	5.3 years	5.9%
Food Packaging	23	26	9.5 years	7.4%
Other segments and Holding Company	20	14
	$509	$517

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2022	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$40	$40	4.1 years	5.2%
Automotive	386	395	4.7 years	5.9%
Food Packaging	24	27	9.8 years	7.4%
Other segments and Holding Company	28	22
	$478	$484

For the three months ended June 30, 2023 and 2022, lease cost was comprised of (i) operating lease cost of $49 million and $51 million, respectively, (ii) amortization of financing lease right-of-use assets of $3 million and $1 million, respectively, and (iii) interest expense on financing lease liabilities of $1 million and $1 million, respectively. For the six months ended June 30, 2023 and 2022, lease cost was comprised of (i) operating lease cost of $90 million and $98 million, respectively, (ii) amortization of financing lease right-of-use assets of $4 million and $4 million, respectively, and (iii) interest expense on financing lease liabilities of $2 million at each period.

Our automotive segment accounted for $72 million and $81 million of total lease cost for the six months ended June 30, 2023 and 2022, respectively.

Automotive

Our Automotive segment leases certain operating locations under long-term operating leases. Our Automotive segment’s revenues from operating leases were $13 million and $13 million for the three months ended June 30, 2023 and 2022, respectively, and $29 million and $22 million for the six months ended June 30, 2023 and 2022, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of June 30, 2023 and December 31, 2022, our Real Estate segment had assets leased to others included in property, plant and equipment of $256 million and $252 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $7 million and $1 million for the three months ended June 30, 2023 and 2022, respectively, and $12 million and $3 million for the six months ended June 30, 2023 and 2022, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

12.  Debt

Debt consists of the following:

	June 30,	December 31,
	2023	2022

	(in millions)
Holding Company:
4.750% senior unsecured notes due 2024	$1,102	$1,103
6.375% senior unsecured notes due 2025	749	749
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,460	1,460
4.375% senior unsecured notes due 2029	747	747
	5,308	5,309
Reporting Segments:
Energy	1,591	1,591
Automotive	19	21
Food Packaging	150	162
Real Estate	1	1
Home Fashion	9	12
	1,770	1,787
Total Debt	$7,078	$7,096

Holding Company

In February 2022, we redeemed all of our $500 million aggregate principal amount of 6.750% senior unsecured notes due 2024 at par. As a result of this transaction, Icahn Enterprises recorded a loss on extinguishment of debt of $1 million during the six months ended June 30, 2022.

Covenants

We and all of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were less than $1 million and $1 million for the three months ended June 30, 2023 and 2022, respectively, and $2 million for each of the six months ended June 30, 2023 and 2022.

13.  Net Income Per LP Unit

The components of the computation of basic and diluted income per LP unit of Icahn Enterprises are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions, except per unit amounts)
Net (loss) income attributable to Icahn Enterprises	$(269)	$(128)	$(539)	$195
Net (loss) income attributable to Icahn Enterprises allocated to limited partners (98.01% allocation)	$(264)	$(125)	$(528)	$191

Basic (loss) income per LP unit:	$(0.72)	$(0.41)	$(1.46)	$0.64
Basic weighted average LP units outstanding	367	306	361	300

Diluted (loss) income per LP unit:	$(0.72)	$(0.41)	$(1.46)	$0.64
Diluted weighted average LP units outstanding	367	306	361	300

LP Unit Transactions

Unit Distributions

On February 22, 2023, we declared a quarterly distribution in the amount of $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units.

On May 9, 2023, we declared a quarterly distribution in the amount of $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units.

As a result of the above distributions declared, during the six months ended June 30, 2023, we distributed an aggregate 36,490,879 depository units to unitholders who did not elect to receive cash, of which an aggregate of 34,496,953 depository units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $152 million for the six months ended June 30, 2023.

At-The-Market Offerings

During the three months ended June 30, 2023, we did not sell depositary units pursuant to our Open Market Sale Agreement. During the six months ended June 30, 2023, we sold 3,395,353 depository units pursuant to the Open Market Sale Agreement, resulting in gross proceeds of $175 million. As of June 30, 2023, we continue to have an active Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $149 million in aggregate gross sale proceeds pursuant to this agreement.

Repurchase Authorization

On May 9, 2023, the Board of Directors of the General Partner approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”). The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the

Board of Directors. As of June 30, 2023, the Company has not repurchased any of the Company’s depository units or senior notes under the Repurchase Program.

14.  Segment Reporting

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

Condensed Statements of Operations

	Three Months Ended June 30, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$2,237	$248	$117	$13	$46	$23	$—	$2,684
Other revenues from operations	—	—	177	—	20	—	1	—	198
Net loss from investment activities	(500)	—	—	—	—	—	—	—	(500)
Interest and dividend income	134	8	—	—	—	—	—	25	167
Other (loss) income, net	(18)	3	3	1	1	—	1	—	(9)
	(384)	2,248	428	118	34	46	25	25	2,540
Expenses:
Cost of goods sold	—	1,990	173	90	8	35	14	—	2,310
Other expenses from operations	—	—	142	—	18	—	—	—	160
Selling, general and administrative	13	39	114	15	5	10	11	8	215
Credit loss on related party note receivable	—	—	—	—	—	—	—	116	116
Loss on deconsolidation of subsidiaries	—	—	—	—	—	—	—	20	20
Interest expense	38	22	1	3	—	—	—	72	136
	51	2,051	430	108	31	45	25	216	2,957
(Loss) income before income tax (expense) benefit	(435)	197	(2)	10	3	1	—	(191)	(417)
Income tax (expense) benefit	—	(41)	6	(5)	—	—	—	38	(2)
Net (loss) income	(435)	156	4	5	3	1	—	(153)	(419)
Less: net (loss) income attributable to non-controlling interests	(220)	70	—	—	—	—	—	—	(150)
Net (loss) income attributable to Icahn Enterprises	$(215)	$86	$4	$5	$3	$1	$—	$(153)	$(269)
Supplemental information:
Capital expenditures	$—	$56	$11	$5	$—	$1	$—	$—	$73
Depreciation and amortization	$—	$89	$22	$7	$3	$1	$7	$—	$129

	Three Months Ended June 30, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$3,144	$438	$110	$17	$69	$18	$—	$3,796
Other revenues from operations	—	—	183	—	13	—	1	—	197
Net (loss) from investment activities	(459)	—	—	—	—	—	—	17	(442)
Interest and dividend income	47	1	—	—	—	—	—	2	50
Other (loss) income, net	(18)	(75)	—	(6)	—	—	—	1	(98)
	(430)	3,070	621	104	30	69	19	20	3,503
Expenses:
Cost of goods sold	—	2,715	288	90	12	57	12	—	3,174
Other expenses from operations	—	—	134	—	14	—	—	—	148
Selling, general and administrative	10	43	219	13	3	11	10	6	315
Restructuring, net	—	—	—	—	—	—	—	—	—
Interest expense	53	24	—	2	—	1	—	71	151
	63	2,782	641	105	29	69	22	77	3,788
(Loss) income before income tax (expense) benefit	(493)	288	(20)	(1)	1	—	(3)	(57)	(285)
Income tax (expense) benefit	—	(61)	5	(2)	—	—	—	56	(2)
Net (loss) income	(493)	227	(15)	(3)	1	—	(3)	(1)	(287)
Less: net (loss) income attributable to non-controlling interests	(275)	117	—	(1)	—	—	—	—	(159)
Net (loss) income attributable to Icahn Enterprises	$(218)	$110	$(15)	$(2)	$1	$—	$(3)	$(1)	$(128)
Supplemental information:
Capital expenditures	$—	$62	$30	$5	$2	$—	$—	$—	$99
Depreciation and amortization	$—	$89	$20	$7	$3	$1	$7	$—	$127

	Six Months Ended June 30, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$4,523	$535	$235	$20	$86	$43	$—	$5,442
Other revenues from operations	—	—	347	—	36	—	2	—	385
Net loss from investment activities	(943)	—	—	—	—	—	—	—	(943)
Interest and dividend income	278	13	—	—	—	—	—	47	338
Other (loss) income, net	(46)	6	3	(6)	1	—	1	—	(41)
	(711)	4,542	885	229	57	86	46	47	5,181
Expenses:
Cost of goods sold	—	3,916	366	181	14	67	26	—	4,570
Other expenses from operations	—	—	287	—	31	—	—	—	318
Selling, general and administrative	16	85	246	29	9	20	24	15	444
Credit loss on related party note receivable	—	—	—	—	—	—	—	116	116
Loss on deconsolidation of subsidiary	—	—	—	—	—	—	—	246	246
Interest expense	83	45	1	6	—	—	—	143	278
	99	4,046	900	216	54	87	50	520	5,972
(Loss) before income tax (expense) benefit	(810)	496	(15)	13	3	(1)	(4)	(473)	(791)
Income tax (expense) benefit	—	(93)	6	(1)	—	—	—	102	14
Net (loss) income	(810)	403	(9)	12	3	(1)	(4)	(371)	(777)
Less: net (loss) income attributable to non-controlling interests	(424)	185	—	1	—	—	—	—	(238)
Net (loss) income attributable to Icahn Enterprises	$(386)	$218	$(9)	$11	$3	$(1)	$(4)	$(371)	$(539)
Supplemental information:
Capital expenditures	$—	$100	$21	$7	$2	$1	$—	$—	$131
Depreciation and amortization	$—	$173	$41	$14	$6	$3	$14	$—	$251

	Six Months Ended June 30, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$5,517	$845	$211	$34	$124	$33	$—	$6,764
Other revenues from operations	—	—	339	—	24	—	2	—	365
Net gain from investment activities	449	—	—	—	—	—	—	48	497
Interest and dividend income	87	1	—	—	—	—	—	4	92
Other (loss) income, net	(35)	(85)	2	(5)	—	—	1	—	(122)
	501	5,433	1,186	206	58	124	36	52	7,596
Expenses:
Cost of goods sold	—	4,838	555	171	22	102	24	—	5,712
Other expenses from operations	—	—	260	—	25		—	—	285
Selling, general and administrative	14	88	427	26	7	22	20	12	616
Interest expense	85	48	1	3	—	1	—	147	285
	99	4,974	1,243	200	54	125	44	159	6,898
Income (loss) before income tax benefit (expense)	402	459	(57)	6	4	(1)	(8)	(107)	698
Income tax (expense) benefit	—	(91)	14	(3)	—	—	—	(20)	(100)
Net income (loss)	402	368	(43)	3	4	(1)	(8)	(127)	598
Less: net income attributable to non-controlling interests	206	197	—	—	—	—	—	—	403
Net income (loss) attributable to Icahn Enterprises	$196	$171	$(43)	$3	$4	$(1)	$(8)	$(127)	$195
Supplemental information:
Capital expenditures	$—	$88	$51	$9	$6	$—	$—	$—	$154
Depreciation and amortization	$—	$172	$40	$14	$6	$3	$14	$—	$249

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Petroleum products	$2,054	$2,900	$4,114	$5,050
Nitrogen fertilizer products	183	244	409	467
	$2,237	$3,144	$4,523	$5,517

Automotive

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Automotive services	$392	$393	$761	$746
Aftermarket parts sales	20	215	92	416
	$412	$608	$853	$1,162

Condensed Balance Sheets

	June 30, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$22	$751	$59	$7	$46	$5	$24	$1,574	$2,488
Cash held at consolidated affiliated partnerships and restricted cash	2,401	7	9	—	7	3	—	171	2,598
Investments	4,821	102	—	—	14	—	—	—	4,937
Accounts receivable, net	—	300	39	90	15	27	24	—	495
Inventories, net	—	524	260	111	—	90	30	—	1,015
Related party notes receivable	—	—	—	—	—	—	—	82	82
Property, plant and equipment, net	—	2,630	792	137	341	54	—	5	3,959
Goodwill and intangible assets, net	—	189	346	24	—	19	212	—	790
Other assets	4,644	298	469	104	96	17	5	217	5,850
Total assets	$11,888	$4,801	$1,974	$473	$519	$215	$295	$2,049	$22,214
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,637	$1,727	$847	$140	$53	$44	$58	$73	$4,579
Securities sold, not yet purchased, at fair value	3,370	—	—	—	—	—	—	—	3,370
Debt	—	1,591	19	150	1	9	—	5,308	7,078
Total liabilities	5,007	3,318	866	290	54	53	58	5,381	15,027

Equity attributable to Icahn Enterprises	3,799	795	1,108	166	461	162	237	(3,332)	3,396
Equity attributable to non-controlling interests	3,082	688	—	17	4	—	—	—	3,791
Total equity	6,881	1,483	1,108	183	465	162	237	(3,332)	7,187
Total liabilities and equity	$11,888	$4,801	$1,974	$473	$519	$215	$295	$2,049	$22,214

	December 31, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$19	$510	$32	$9	$26	$5	$16	$1,720	$2,337
Cash held at consolidated affiliated partnerships and restricted cash	2,455	7	10	—	8	3	—	66	2,549
Investments	6,719	76	—	—	14	—	—	—	6,809
Accounts receivable, net	—	358	99	87	12	24	26	—	606
Inventories, net	—	624	686	103	—	90	28	—	1,531
Property, plant and equipment, net	—	2,664	826	142	345	56	—	5	4,038
Goodwill and intangible assets, net	—	200	352	24	—	19	226	—	821
Other assets	8,041	296	527	110	102	16	6	125	9,223
Total assets	$17,234	$4,735	$2,532	$475	$507	$213	$302	$1,916	$27,914
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,589	$1,823	$981	$149	$47	$45	$61	$70	$4,765
Securities sold, not yet purchased, at fair value	6,495	—	—	—	—	—	—	—	6,495
Debt	—	1,591	21	162	1	12	—	5,309	7,096
Total liabilities	8,084	3,414	1,002	311	48	57	61	5,379	18,356

Equity attributable to Icahn Enterprises	4,184	648	1,530	149	455	156	241	(3,463)	3,900
Equity attributable to non-controlling interests	4,966	673	—	15	4	—	—	—	5,658
Total equity	9,150	1,321	1,530	164	459	156	241	(3,463)	9,558
Total liabilities and equity	$17,234	$4,735	$2,532	$475	$507	$213	$302	$1,916	$27,914

15.  Income Taxes

For the three months ended June 30, 2023, we recorded an income tax expense of $2 million on pre-tax loss of $417 million compared to an income tax expense of $2 million on pre-tax loss of $285 million for the three months ended June 30, 2022. Our effective income tax rate was (0.5%) and (0.7%) for the three months ended June 30, 2023 and 2022, respectively.

For the three months ended June 30, 2023 and 2022, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership loss for which there was no tax benefit as such losses are allocated to the partners.

For the six months ended June 30, 2023, we recorded an income tax benefit of $14 million on a pre-tax loss of $791 million compared to an income tax expense of $100 million on pre-tax income of $698 million for the six months ended June 30, 2022. Our effective income tax rate was (1.8%) and 14.3% for the six months ended June 30, 2023 and 2022, respectively.

For the six months ended June 30, 2023, the effective tax rate was lower than the statutory federal tax rate of 21%, for corporations, primarily due to partnership loss for which there was no tax benefit as such losses are allocated to the partners. For the six months ended June 30, 2022, the effective tax rate was lower than the statutory federal rate of 21% primarily due to partnership income for which there was no tax expense, as such income is allocated to the partners.

16.  Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits, Net
	of Tax	of Tax	Total

	(in millions)
Balance, December 31, 2022	$(45)	$(25)	$(70)
Other comprehensive (loss) income before reclassifications, net of tax	5	—	5
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	2	2
Other comprehensive (loss) income, net of tax	5	2	7
Balance, June 30, 2023	$(40)	$(23)	$(63)

17.  Other Loss, Net

Other loss, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Dividend expense	$(19)	$(18)	$(47)	$(35)
Equity earnings from non-consolidated affiliates	3	3	5	5
Gain on disposition of assets, net	3	—	3	2
Foreign currency transaction gain	2	(6)	2	(5)
Legal settlement loss	—	(78)	—	(88)
Loss on extinguishment of debt, net	—	1	—	(1)
Other	2	—	(4)	—
	$(9)	$(98)	$(41)	$(122)

18.  Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect human health and the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities on an undiscounted basis were $20 million and $22 million as of June 30, 2023 and December 31, 2022, respectively, primarily within our Energy segment, which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

Energy

Clean Air Act Matter - CVR Energy’s indirect wholly-owned subsidiary, Coffeyville Resource Refining & Marketing, LLC (“CRRM”) is party to proceedings relating to claims by the United States, on behalf of the U.S. Environmental Protection Agency (the “EPA”) and the State of Kansas, on behalf of the Kansas Department of Health and Environment (“KDHE”). One of these proceedings concerns claims arising under a 2012 Consent Decree (“CD”), which primarily relate to the CRRM refinery’s flares; the United States, on behalf of the EPA, and KDHE are seeking approximately $6.8 million in stipulated penalties under the CD (the “Stipulated Claims”), which amount CRRM previously deposited into a commercial escrow account and which escrowed funds are legally restricted for use and are included in other assets in our condensed consolidated balance sheets. CRRM has filed an appeal of an order from the Federal District Court for the District of Kansas (“D. Kan.”) denying its petition for judicial review of the Stipulated Claims in the United States Court of Appeals for the Tenth Circuit (the “Tenth Circuit”), which remains pending.

CRRM is also party to proceedings brought by the United States, on behalf of the EPA, and KDHE in the D. Kan, alleging violations of the federal Clean Air Act, the Kansas State Implementation Plan, Kansas law, and CRRM’s permits relating to flares, heaters, and related matters; the United States, on behalf of the EPA, and KDHE are seeking civil penalties, injunctive relief, and related relief in connection with these claims (collectively, the “Statutory Claims”).

In May 2023, the parties mediated both the Stipulated Claims and the Statutory Claims before the Tenth Circuit mediation office and agreed to stay the proceedings before the D. Kan. for 90 days while the parties work to reach a final settlement agreement, including with respect to injunctive relief. As negotiations and proceedings relating to the Stipulated Claims and the Statutory Claims are ongoing, CVR Energy cannot at this time determine the outcome of these matters, including whether such outcome, or any subsequent enforcement or litigation relating thereto would have a material impact on our Energy segment’s financial position, results of operations, or cash flows.

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

Renewable Fuel Standards

CVR Energy’s obligated-party subsidiaries are subject to the Renewable Fuel Standard (“RFS”) implemented primarily by the EPA which requires refiners to either blend renewable fuels into their transportation fuels or purchase renewable fuel credits, known as Renewable Identification Numbers (“RINs), in lieu of blending. CVR Energy’s obligated subsidiaries are not able to blend the substantial majority of their transportation fuels and, unless their obligations are waived by the EPA, have to purchase RINs on the open market and may have to obtain waiver credits for cellulosic biofuels or other exemptions from the EPA, to the extent available, in order to comply with the RFS. CVR Energy’s obligated-party subsidiaries have filed a number of petitions in the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) and the United States Court of Appeals for the District of Colombia Circuit (the “DC Circuit”) challenging certain actions taken by the EPA in April 2022 and June 2022 relating to the RFS including but not limited to the EPA’s denial of small refinery exemptions (“SREs”) sought by one of CVR Energy’s obligated-party subsidiaries, Wynnewood Refining Company, LLC (“WRC”), for the 2017 through 2021 compliance periods (the “SRE Denial”), and challegnging the EPA’s Final Rule issued in July 2022 establishing renewable volume obligations (“RVO”). CVR Energy’s obligated-party subsidiaries have also intervened in an action filed by certain biofuels producers relating to the RFS. In late 2022, the Fifth Circuit denied the EPA’s motions to stay the SRE Denial lawsuits. In March 2023, the Fifth Circuit granted WRC’s motion to stay enforcement of the RFS against WRC pending resolution of the SRE Denial lawsuits. In July 2023, the EPA denied 26 petitions from small refineries seeking SREs for one or more of the compliance years between 2016 and 2023, including the SRE sought by WRC for 2022, which denial WRC intends to challenge in court. CVR Energy cannot yet determine at this time the outcomes of these matters. However, while CVR Energy intends to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to CVR Energy, they could have a material effect on our Energy business’ financial position, results of operations, or cash flows.

Our Energy segment recognized expenses of approximately $48 million and $135 million for the three months ended June 30, 2023 and 2022, respectively, for CVR Energy’s obligated-party subsidiaries’ compliance with the RFS (based on the 2020, 2021, 2022 and 2023 annual RVO for the respective periods, excluding the impacts of any exemptions or waivers to which the obligated-party subsidiaries may be entitled). For the six months ended June 30, 2023 and 2022, such expenses were $37 million and $241 million, respectively. These recognized amounts are included in cost of goods sold in the condensed consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol or biodiesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Refining may be entitled), the remaining position is marked-to-market using RIN market prices at period end. As of June 30, 2023 and December 31, 2022, CVR Energy’s obligated-party subsidiaries’ RFS position was $599 million and $692 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

Litigation

From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.

Energy

Call Option Coverage Case – In July 2023, the Superior Court of the State of Delaware (the “Superior Court”) heard oral argument on the motion filed by the primary and excess insurers (the “Insurers”) of CVR Energy and certain of its affiliates (the “Call Defendants”) seeking to stay the Call Defendants’ action against the Insurers. The Call Defendants’ action alleged breach of contract and breach of the implied covenant of good faith and fair dealing with respect to the Insurers’ denial of coverage of the Call Defendants’ defense expenses and indemnity, as well as other conduct of the Insurers, relating to the lawsuits filed by former unitholders of CVR Refining, LP (“CVR Refining”) against the Call Defendants regarding CVR Energy’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner, which action was settled by the parties on August 19, 2022 (the “Call Option Lawsuits"). The Insurers’ declaratory judgment action seeking determination that the Insurers owe no indemnity coverage in relation to insurance policies that have coverage limits of $50 million for settlement of the Call Option Lawsuits remains pending before the 434th Judicial District Court of Fort Bend County, Texas, which granted summary judgment in favor of the Insurers in November 2022, and which the Call Defendants intend to appeal once final judgment is entered.

As the potential appeal of the Texas Court decision and the Superior Court lawsuit are in their early stages, CVR Energy cannot determine at this time the outcome of these lawsuits, including whether the outcome would have a material impact on our Energy business’ financial position, results of operations, or cash flows.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 85% of Icahn Enterprises’ outstanding depositary units as of June 30, 2023. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of June 30, 2023. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $42 million as of June 30, 2023. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

Other

Icahn Enterprises L.P. was contacted on May 3, 2023 by the U.S. Attorney’s office for the Southern District of New York and on June 21, 2023 by the staff of the Division of Enforcement of the U.S. Securities and Exchange Commission (the “SEC”), seeking production of information relating to the Company and certain of its affiliates’ corporate governance, capitalization, securities offerings, disclosure, dividends, valuation, marketing materials, due diligence and other materials. We are cooperating with these requests and are providing documents in response to these voluntary requests for information. Neither the U.S. Attorney’s office nor the SEC has made any claims or allegations against us or Mr. Icahn with respect to the foregoing inquiries. In addition, two putative securities class action lawsuits have been filed against the Company in the U.S. District Court for the Southern District of Florida alleging violations of the federal securities laws, Okaro v. Icahn Enterprises L.P. et al., Case No. 23-21773 (S.D. Fl.), and Levine v. Icahn Enterprises L.P. et al., Case No. 23-22009 (S.D. Fl.). These lawsuits have not yet been consolidated and a lead plaintiff has not been appointed.

We believe that we maintain a strong compliance program and, while no assurances can be made, and we are still evaluating these matters, we do not currently believe that these inquiries and litigations will have a material impact on our business, financial condition, results of operations or cash flows.

19.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Six Months Ended June 30,
	2023	2022

	(in millions)
Cash payments for interest	$(216)	$(221)
Cash payments for income taxes, net of payments	(43)	(60)
Partnership contributions receivable	6	7
Non-cash Investment segment distributions to non-controlling interests	(2)	—

20. Subsequent Events

Icahn Enterprises

LP Unit Distribution

On August 2, 2023, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.00 per depositary unit, which will be paid on or about September 27, 2023 to depositary unitholders of record at the close of business on August 18, 2023. Depositary unitholders will have until September 15, 2023 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending September 22, 2023. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2023 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 24, 2023.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2023, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 85% of Icahn Enterprises’ outstanding depositary units as of June 30, 2023.

Significant Transactions and Developments

On January 31, 2023, a subsidiary of Icahn Automotive, IEH Auto Parts Holding LLC and its subsidiaries (“Auto Plus”), an aftermarket parts distributor held within our Automotive segment, filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code. As a result of this filing, the Company has determined that it no longer controls Auto Plus under the criteria set out in Statement of Financial Accounting Standards ASC Topic 810, “Consolidation” and has deconsolidated its investment effective the date of the filing. As a result of Auto Plus’s bankruptcy, the Company recorded a non-cash charge of $246 million in the six months ended June 30, 2023.
During the second quarter of 2023, we estimated our cash expected to be collected solely for the repayment of the note receivable to be $82 million, resulting in a non-cash credit loss of $116 million during the six months ended June 30, 2023, related to the note receivable expected to be uncollectible.

Results of Operations.

Consolidated Financial Results

Our operating businesses comprise consolidated subsidiaries which operate in various industries and are managed on a decentralized basis. In addition to our Investment segment’s revenues from investment transactions, revenues for our operating businesses primarily consist of net sales of various products, services revenue, franchisor operations and leasing of real estate. Due to the structure and nature of our business, we primarily discuss the results of operations by individual reporting segment in order to better understand our consolidated operating performance. In addition to the summarized financial results below, refer to Note 14, “Segment Reporting,” to the condensed consolidated financial statements for a reconciliation of each of our reporting segment’s results of continuing operations to our consolidated results.

In February 2022, Russia invaded Ukraine, creating uncertainty in the global oil, fertilizer and agricultural markets, as sanctions on Russian oil exports, specifically diesel exports, have significantly influenced commodity markets in 2022 and 2023. This conflict could continue to affect markets going forward. Current inventory levels have remained low, particularly for distillate, with the days of supply for jet fuel at approximately 4.0 days below the seasonally adjusted five-year average. Furthermore, planned and unplanned outages at domestic refineries are continuing to contribute to further inventory tightening and volatility. The ultimate outcome of the Russia-Ukraine conflict and any associated market disruptions are difficult to predict and may materially affect our business, operations, and cash flows in unforeseen ways.

The comparability of our summarized consolidated financial results presented below its affected primarily by (i) the performance of the Investment Funds (as defined below), (ii) the results of operations of our Energy segment, impacted by the demand and pricing for its products and (iii) the deconsolidation of Auto Plus within our Automotive segment. Refer to our respective segment discussions and “Other Consolidated Results of Operations,” below for further discussion.

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022

	(in millions)
Investment	$(711)	$501	$(810)	$402	$(386)	$196
Holding Company	47	52	(371)	(127)	(371)	(127)

Other Operating Segments:
Energy	4,542	5,433	403	368	218	171
Automotive	885	1,186	(9)	(43)	(9)	(43)
Food Packaging	229	206	12	3	11	3
Real Estate	57	58	3	4	3	4
Home Fashion	86	124	(1)	(1)	(1)	(1)
Pharma	46	36	(4)	(8)	(4)	(8)
Metals	—	—	—	—	—	—
Other operating segments	5,845	7,043	404	323	218	126
Consolidated	$5,181	$7,596	$(777)	$598	$(539)	$195

Investment

We invest our proprietary capital through various private investment funds (“Investment Funds”). As of June 30, 2023 and December 31, 2022, we had investments with a fair market value of approximately $3.8 billion and $4.2 billion, respectively, in the Investment Funds. As of June 30, 2023 and December 31, 2022, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $3.0 billion and $4.9 billion, respectively. During the six months ended June 30, 2023, Mr. Icahn and his affiliates (excluding us and Brett Icahn) had redemptions of $1,452 million from the Investment Funds.

Our Investment segment’s results of operations are reflected in net income in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of June 30, 2023.

For the three months ended June 30, 2023 and 2022, our Investment Funds’ returns were (5.4)% and (4.8%), respectively. For the six months ended June 30, 2023 and 2022, our Investment Funds’ returns were (9.3)% and 4.3%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses.

The following table sets forth the performance attribution for the Investment Funds’ returns.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Long positions	(3.2)%	(20.8)%	(1.8)%	(4.5)%
Short positions	(2.8)%	16.1%	(8.9)%	9.1%
Other	0.6%	(0.1)%	1.4%	(0.3)%
	(5.4)%	(4.8)%	(9.3)%	4.3%

The following table presents net income (loss) for our Investment segment for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Long positions	$(307)	$(1,783)	$(190)	$(289)
Short positions	(177)	1,298	(746)	712
Other	49	(8)	126	(21)
	$(435)	$(493)	$(810)	$402

Three Months Ended June 30, 2023 and 2022

For the three months ended June 30, 2023, the Investment Funds’ negative performance was primarily driven by net losses in long positions. The negative performance of our Investment segment’s long positions was driven primarily by losses from one consumer, cyclical investment of $110 million, one healthcare sector investment of $104 million and the aggregate performance of long positions with net losses across various sectors of $93 million. The negative performance of our Investment segment’s short positions was driven by the negative performance of a broad market hedge of $253 million.

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

Six Months Ended June 30, 2023 and 2022

For the six months ended June 30, 2023, the Investment Funds’ negative performance was primarily driven by net losses in short positions. The negative performance of our Investment segment’s short positions was driven primarily by losses from a broad market hedge of $618 million and the aggregate performance of short equity and short credit positions with net losses across various sectors of $128 million.

For the six months ended June 30, 2022, the Investment Funds’ positive performance was driven by net gains in their short positions, offset in part by net losses in certain long positions and credit default swaps. The positive performance of our Investment segment’s short positions was driven primarily by a broad market hedge totaling $1.0 billion and the aggregate performance of short positions with net gains across various sectors. The negative performance of our Investment segment’s long positions was driven primarily by the negative performance of one healthcare investment of approximately $1.1 billion and the aggregate performance of investments with net losses across various sectors accounted for additional negative performance, offset in part by gains in two energy sector investments aggregating approximately $1.8 billion. The positive performance of short positions was offset in part by the negative performance of an energy sector hedge totaling $400 million and the negative performance of certain credit default swaps positions of $406 million.

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 91% and 92% of our Energy segment’s net sales for the six months ended June 30, 2023 and 2022, respectively.

On November 21, 2022, CVR Energy’s board of directors had authorized its management to explore a potential spin-off of CVR Energy’s interest in the nitrogen fertilizer business into a newly created and separately traded public company. On June 13, 2023, CVR Energy announced that it has concluded such process and that its board of directors has determined not to pursue the potential spin-off at this time.

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

In addition to recent market conditions, including the impact of the Russia/Ukraine conflict, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage and emissions standards for vehicles. The petroleum business is also subject to the EPA’s Renewable Fuel Standard (“RFS”), which requires the operating companies in our Energy segment to either blend “renewable fuels” with their transportation fuels or purchase renewable identification numbers (“RINs”), to the extent available, in lieu of blending, or to seek other exemptions. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Refer to Note 18, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of RINs.

In April 2022, our Energy segment completed a renewable diesel project at one of its refineries, which converted the refinery’s hydrocracker to a renewable diesel unit (“RDU”) capable of producing up to 100 million gallons of renewable diesel per year at a total cost of $179 million. The renewable diesel facility produces renewable diesel and has a capacity of approximately 7,500 barrels per day. Further, the conversion enables our Energy segment to capture additional benefits associated with the existing blenders’ tax credit that is currently set to expire at the end of 2024 and low carbon fuel standard programs in states such as California. Our Energy segment has additional plans to add pretreating capabilities for the RDU, which is expected to be completed in the fourth quarter of 2023, at an estimated cost of $91 million. These collective renewable efforts could reduce our Energy segment’s RFS exposure. However, impacts from recent climate change initiatives under the Biden Administration, actions taken by the courts, resulting administration actions under the RFS, and market conditions, could significantly impact the amount by which our Energy segment’s renewables business could mitigate our costs to comply with the RFS, if at all.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Net sales	$2,237	$3,144	$4,523	$5,517
Cost of goods sold	1,990	2,715	3,916	4,838
Gross margin	$247	$429	$607	$679

Three Months Ended June 30, 2023 and 2022

Net sales for our Energy segment decreased by $907 million (29%) for the three months ended June 30, 2023 as compared to the comparable prior year period due to a decrease in our petroleum business’ net sales, which have decreased $846 million, as well as a decrease in our nitrogen fertilizer businesses’ net sales, which have decreased $61 million. The decrease in the petroleum business’ net sales was due to a decrease in refined product prices primarily due to lower crude oil prices as the onset of the Russia-Ukraine war disrupted global energy markets in the prior period, recession concerns and slowing demand trends in the current period, as well as reduced volumes in the current period driven by a planned outage at one of the refineries during the three months ended June 30, 2023. The decrease in our nitrogen fertilizer business’ net sales was primarily due to a decrease in urea ammonium nitrate (“UAN”) and ammonia pricing conditions, offset in part by increased sales volume, which was primarily attributable to increased production at both fertilizer facilities due to operating reliability after the planned turnarounds in the third quarter of 2022. .

Cost of goods sold for our Energy segment decreased by $725 million (27%) for the three months ended June 30, 2023 as compared to the comparable prior year period. The decrease was primarily due to our petroleum business as a result of a decrease in net sales due to lower crude oil prices, lower costs to comply with the RFS of $14 million, excluding revaluation expense variance of $49 million driven by a decline in RINs prices and higher derivative performance of $64 million compared to the prior period. Gross margin for our Energy segment decreased by $182 million for the three months ended June 30, 2023 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 11% and 14% for the three months ended June 30, 2023 and 2022, respectively. The decrease in gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to lower crack spreads, offset in part by lower RFS costs and higher derivative performance.

Six Months Ended June 30, 2023 and 2022

Net sales for our Energy segment decreased by $994 million (18%) for the six months ended June 30, 2023 as compared to the comparable prior year period due to a decrease in our petroleum business’ net sales, which decreased $936 million, as well as a decrease in our nitrogen fertilizer business’ net sales, which decreased $58 million over the comparable periods. The decrease in the petroleum business’ net sales was due to a decrease in refined product prices primarily due to lower crude oil prices as the onset of the Russia-Ukraine war disrupted global energy markets in the prior period and recession concerns and slowing demand trends in the current period, as well as lower volumes in the current period driven by a planned outage at one of the refineries during the six months ended June 30, 2023. The decrease in our nitrogen fertilizer business’ net sales was primarily due to a decrease in UAN and ammonia pricing conditions, offset in part by increased sales volumes, which was primarily attributable to increased production at both fertilizer facilities due to operating reliability after the planned turnarounds in the third quarter of 2022.

Cost of goods sold for our Energy segment decreased by $922 million (19%) for the six months ended June 30, 2023 as compared to the comparable prior year period. The decrease was primarily due to our petroleum business as a result of a decrease in net sales due to lower crude oil prices, favorable RINs liability revaluation of $124 million driven by a decline in RINs prices and higher derivative performance of $107 million. Gross margin for our Energy segment decreased by $72 million for the six months ended June 30, 2023 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 13% and 12% for the six months ended June 30, 2023 and 2022, respectively. The decrease in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to lower crack spreads, offset in part by favorable RINs liability revaluation and higher derivative performance.

Automotive

Our Automotive segment’s results of operations are generally driven by the demand for automotive service and maintenance, which is impacted by general economic factors, vehicle miles traveled, and the average age of vehicles on the road, among other factors.

Our Automotive segment has been in the process of a multi-year transformation plan. As part of this plan, during the year ended December 31, 2022, our Automotive segment completed the separation of certain of its automotive services and aftermarket parts businesses into two separate operating companies. In January 2023, Auto Plus filed a voluntary bankruptcy petition seeking relief under Chapter 11 of the Bankruptcy Code, which has reduced our Automotive segment’s assets, reduced the sales of our Automotive segment in the six months ended June 30, 2023, and will result in lower net sales from our Automotive segment in future periods. Our results of operations for the six months ended June 30, 2023 include the results of Auto Plus prior to its January 31, 2023 bankruptcy petition.

Our Automotive segment’s results include a wholly owned subsidiary the Company, which acquired $10 million of assets, mainly comprised of aftermarket parts inventory from the Auto Plus auction. There have been no significant transactions with this entity for the six months ended June 30, 2023.

Our Automotive segment’s priorities include:

●	Positioning the service business to take advantage of opportunities in the do-it-for-me market and vehicle fleets;
●	Improving inventory management and tire distribution network;
●	Investment in, and strategic review of, capital projects within Icahn Automotive’s owned and leased locations to increase leasing revenue, restructure lease liabilities, and reduce occupancy costs;
●	Investment in customer experience initiatives and selective upgrades in facilities;
●	Investment in employees with focus on training and career development; and
●	Business process improvements, including investments in our supply chain and information technology capabilities.

The following table presents our Automotive segment’s operating revenue, cost of revenue and gross margin. Our Automotive segment’s results of operations include automotive services labor. Automotive services labor revenues are included in other revenues from operations in our condensed consolidated statements of operations, however, the sales of any installed parts or materials related to automotive services are included in net sales. Rental revenues for properties leased to third parties are included in other revenues from operations in our condensed consolidated statements of operations, however, are excluded from the table below. Therefore, we discuss the combined results of our automotive net sales and automotive services labor revenues below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Net sales and other revenues from operations	$412	$608	$853	$1,162
Cost of goods sold and other expenses from operations	315	422	653	815
Gross margin	$97	$186	$200	$347

Three Months Ended June 30, 2023 and 2022

Net sales and other revenues from operations for our Automotive segment for the three months ended June 30, 2023 decreased by $196 million (32%) as compared to the comparable prior year period. The decrease was attributable to a decrease in aftermarket parts sales of $196 million (91%), due to the deconsolidation of Auto Plus as of January 31, 2023.

Cost of goods sold and other expenses from operations for the three months ended June 30, 2023 decreased by $107 million (25%) as compared to the comparable prior year period. The decrease was primarily driven by decreased aftermarket parts sales related to the deconsolidation of Auto Plus. Gross margin on net sales and other revenue from operations for the three months ended June 30, 2023 decreased from the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 24% and 31% for the three months ended June 30, 2023 and 2022, respectively.

Six Months Ended June 30, 2023 and 2022

Net sales and other revenues from operations for our Automotive segment for the six months ended June 30, 2023 decreased by $309 million (27%) as compared to the comparable prior year period. The decrease was attributable to a decrease in aftermarket parts sales of $324 million (78%), offset in part by an increase in automotive services revenue of $15 million (2%). The decrease in aftermarket part sales was due to the deconsolidation of Auto Plus as of January 31, 2023.

Cost of goods sold and other expenses from operations for the six months ended June 30, 2023 decreased by $162 million (19%) as compared to the comparable prior year period. The decrease was primarily driven by decreased aftermarket parts sales related to the deconsolidation of Auto Plus. Gross margin on net sales and other revenue from operations for the six months ended June 30, 2023 decreased from the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 23% and 30% for the six months ended June 30, 2023 and 2022, respectively.

Food Packaging

Our Food Packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Three Months Ended June 30, 2023 and 2022

Net sales for the three months ended June 30, 2023 increased $7 million (6%) as compared to the comparable prior year period. Impacts to sales were due to an increase of $8 million in price and product mix and $1 million due to the favorable effects of foreign exchange, offset in part by a decrease of $2 million due to lower volume. Cost of goods sold for the three months ended June 30, 2023 was flat as compared to the comparable prior year period due to the effects of higher purchase price variance and manufacturing variances offset by lower volume and improved distribution costs. Gross margin as a percentage of net sales was 23% and 18% for the three months ended June 30, 2023 and 2022, respectively.

Six Months Ended June 30, 2023 and 2022

Net sales for the six months ended June 30, 2023 increased $24 million (11%) as compared to the comparable prior year period. Impacts to sales were due to an increase of $29 million in price and product mix, offset in part by a decrease of $2 million from the unfavorable effects of foreign exchange offset and a decrease of $3 million due to volume. Cost of goods sold for the six months ended June 30, 2023 increased by $10 million (6%) as compared to the comparable prior year period due to the effects of manufacturing variances offset in part by lower distribution costs and volume. Gross margin as a percentage of net sales was 23% and 19% for the six months ended June 30, 2023 and 2022, respectively.

Real Estate

Our Real Estate segment consists primarily of investment properties the development and sale of single-family homes, and the management of a country club. Sales of single-family homes are included in net sales in our consolidated statements of operations. Results from investment properties and country club operations are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for each of the three months ended June 30, 2023 and 2022 were primarily derived from the sale of residential units and rental operations.

During the second quarter of 2023, a significant tenant of a commercial high-rise property within our Real Estate segment was notified of default for non-payment. The tenant was unable to cure the default status and the lease was terminated. We considered this default, along with other facts and circumstances, a triggering event for potential impairment and we assessed the carrying value of this long-lived asset for recoverability during the second quarter of 2023. Based on the recoverability analysis, we determined the undiscounted cash flows of the commercial high-rise property exceeded its carrying value and therefore, no impairment is required. We do not anticipate that this lease termination will have a substantial impact on other revenues from operations.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended June 30, 2023 and 2022

Net sales for the three months ended June 30, 2023 decreased by $23 million (33%) compared to the comparable prior year period due to normalized demand for our hospitality business in 2023 compared to a post pandemic related increase in demand in 2022 and a one-time textile award for the 2022 FIFA World Cup. Retail sales decreased as the soft home category has slowed, retailers have trimmed inventory and some retail customers have filed for bankruptcy. Cost of goods sold for the three months ended June 30, 2023 decreased by $22 million (39%) compared to the comparable prior year period mostly due to lower hospitality and retail sales along with lower material and freight costs. Gross margin as a percentage of net sales was 24% and 17% for the three months ended June 30, 2023 and 2022, respectively.

Six Months Ended June 30, 2023 and 2022

Net sales for the six months ended June 30, 2023 decreased by $38 million (31%) compared to the comparable prior year period due to normalized demand for our hospitality business in 2023 compared to a post pandemic related increase in demand in 2022 and a one-time textile award for the 2022 FIFA World Cup. Retail sales decreased as the soft home category has slowed, retailers have trimmed inventory and some retail customers have filed for bankruptcy. Cost of goods sold for the six months ended June 30, 2023 decreased by $35 million (34%) compared to the comparable prior year period mostly due to lower hospitality and retail sales along with lower material and freight costs. Gross margin as a percentage of net sales was 22% and 18% for the six months ended June 30, 2023 and 2022, respectively.

Pharma

Our Pharma segment derives revenues primarily from the sale of its products directly to customers, wholesalers and pharmacies.

Three Months Ended June 30, 2023 and 2022

Net sales for the three months ended June 30, 2023 increased by $5 million (28%) compared to the comparable prior year period primarily due to higher prescription growth resulting in increased sales. Cost of goods sold for the three months ended June 30, 2023 increased $2 million (17%) compared to the prior year period due to increased sales. Gross margin as a percentage of net sales was 39% and 33% for both of the three months ended June 30, 2023 and 2022, respectively.

Six Months Ended June 30, 2023 and 2022

Net sales for the six months ended June 30, 2023 increased by $10 million (30%) compared to the comparable prior year period primarily due to higher prescription growth resulting in increased sales. Cost of goods sold for the six months ended June 30, 2023 increased $2 million (8%) compared to the prior year period due to increased sales. Gross margin as a percentage of net sales was 40% and 27% for both of the six months ended June 30, 2023 and 2022, respectively.

Holding Company

Our Holding Company’s results of operations primarily reflect the loss on deconsolidation of subsidiary, credit loss on related party note receivable, net and interest expense on its senior unsecured notes for each of the three and six months ended June 30, 2023 and 2022.

Other Consolidated Results of Operations

Loss on deconsolidation of subsidiary

As discussed in Note 3, “Subsidiary Bankruptcy and Deconsolidation”, to the consolidated financial statements, we deconsolidated Auto Plus effective as of January 31, 2023, resulting in a pretax loss on deconsolidation of subsidiary of $246 million during the six months ended June 30, 2023.

Credit loss on related party note receivable

Our credit loss on related party note receivable of $116 million for the six months ended June 30, 2023 relates to the note receivable expected to be uncollectible.

Selling, General and Administrative

Three Months Ended June 30, 2023 and 2022

Our consolidated selling, general and administrative costs during the three months ended June 30, 2023 decreased by $100 million (32%) as compared to the comparable prior year period primarily due to lower expenses of our Automotive segment mainly related to the deconsolidation of Auto Plus.

Six Months Ended June 30, 2023 and 2022

Our consolidated selling, general and administrative costs during the six months ended June 30, 2023 decreased by $172 million (28%) as compared to the comparable prior year period primarily due to lower expenses of our Automotive segment mainly related to the deconsolidation of Auto Plus.

Interest Expense

Three Months Ended June 30, 2023 and 2022

Our consolidated interest expense during the three months ended June 30, 2023 decreased by $15 million (10%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense for our Investment segment due to a reduction in short credit exposure.

Six Months Ended June 30, 2023 and 2022

Our consolidated interest expense during the six months ended June 30, 2023 decreased by $7 million (2%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense for our Holding Company due to the $500 million debt repayment in February 2022.

Income Tax Expense

Certain of our subsidiaries are partnerships not subject to taxation in our condensed consolidated financial statements and certain other subsidiaries are corporations, or subsidiaries of corporations, subject to taxation in our condensed consolidated financial statements. Therefore, our consolidated effective tax rate generally differs from the statutory federal tax rate. Refer to Note 15, “Income Taxes,” to the condensed consolidated financial statements for a discussion of income taxes.

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

As of June 30, 2023, our Holding Company had cash and cash equivalents of approximately $1.6 billion and total debt of approximately $5.3 billion. During the quarter ended June 30, 2023, the cash available to our Holding Company declined by $100 million in connection with the establishment of a captive insurance program to supplement the insurance coverage of the officers, directors, employees and agents of the Company, its subsidiaries and our general partner, in addition to our newly established commercial insurance program. If and when the captive insurance program is cancelled, previously restricted funds will be released and returned to the Holding Company. As of June 30, 2023, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $3.8 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

	June 30,	December 31,
	2023	2022

	(in millions)
4.750% senior unsecured notes due 2024	$1,102	$1,103
6.375% senior unsecured notes due 2025	749	749
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,460	1,460
4.375% senior unsecured notes due 2029	747	747
	$5,308	$5,309

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

As of June 30, 2023 and December 31, 2022, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of June 30, 2023, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

At-The-Market Offerings

During the six months ended June 30, 2023, Icahn Enterprises sold 3,395,353 depositary units pursuant to its Open Market Sale Agreement, resulting in gross proceeds of $175 million. We continue to have an active Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $149 million in aggregate gross sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of the agreement, and we have no obligation to sell additional depositary units under the Open Market Sale Agreement. Depending on market conditions, we may continue to sell depositary units under the Open Market Sale Agreement, and, if appropriate, enter into a new Open Market Sale Agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing Open Market Sale Agreement. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. While we were able to sell depository units during the six months ended June 30, 2023 (all of which were completed during the three months ended March 31, 2023), there can be no assurance that any future capital will be available on acceptable terms or at all under this program.

LP Unit Distributions

During the six months ended June 30, 2023, Icahn Enterprises declared two quarterly dividends aggregating $4.00 per depository unit in which each depository unitholder had the option to make an election to receive either cash or additional depository units. In connection with this distribution, aggregate cash distributions to all depository unitholders that made a timely election to receive cash was $175 million during the six months ended June 30, 2023.

On August 2, 2023, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.00 per depositary unit, which will be paid on or about September 27, 2023 to depositary unitholders of record at the close of business on August 18, 2023. Depositary unitholders will have until September 15, 2023 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending September 22, 2023. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Repurchase Authorization

On May 9, 2023, the Board of Directors of the General Partner approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”). The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors. As of June 30, 2023, the Company has not repurchased any of the Company’s depository units or senior notes under the Repurchase Program.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of June 30, 2023, the Investment Funds had a net short notional exposure of 18%. The Investment Funds’ long exposure was 103% (87% long equity and 16% long credit) and its short exposure was 121% (101% short equity, 14% short credit and 6% short other). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at June 30, 2023.

Of the Investment Funds’ 103% long exposure, 70% was comprised of the fair value of its long positions and 33% was comprised mostly of single name equity forward and swap contracts. Of the Investment Funds’ 121% short exposure, 49% was comprised of the fair value of its short positions (with certain adjustments) and 72% was comprised mostly of short broad market index swap derivative contracts and short credit default swap contracts.

With respect to both our long positions that are not notionalized (70% long exposure) and our short positions that are not notionalized (49% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other short positions (72% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

During the second quarter, our bearish view on the market shifted which has impacted and may continue to impact our net short position accordingly.

Investment Funds Redemption

During the six months ended June 30, 2023, Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $1,452 million from his personal interests in the Investment Funds included in the Investment segment.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	June 30,	December 31,
	2023	2022

	(in millions)
Energy	$751	$510
Automotive	59	32
Food Packaging	7	9
Real Estate	46	26
Home Fashion	5	5
Pharma	24	16
	$892	$598

Segment Borrowings and Availability

Segment debt consists of the following:

	June 30,	December 31,
	2023	2022

	(in millions)
Energy	$1,591	$1,591
Automotive	19	21
Food Packaging	150	162
Real Estate	1	1
Home Fashion	9	12
	$1,770	$1,787

Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of June 30, 2023, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

June 30,
2023
(in millions)
Energy	$290
Food Packaging	25
Home Fashion	1
$316

The above outstanding debt and borrowing availability with respect to each of our continuing operating segments reflects third-party obligations.

Subsidiary Stock Repurchase Program

On May 6, 2020, the Board of Directors of CVR Partners’ general partner approved a unit repurchase program which would enable it to repurchase up to $10 million of its common units from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. On February 22, 2021, the Board of Directors of CVR Partners authorized an additional $10 million under the unit repurchase program. During the six months ended June 30, 2023, CVR Partners did not repurchase any common units.

During the six months ended June 30, 2022, CVR Partners repurchased 111,695 common units on the open market at a cost of $12 million. As of June 30, 2023, CVR Partners has a nominal amount remaining under its unit repurchase program.

Subsidiary Dividends

For the first quarter of 2023, our Energy segment paid a cash dividend of $0.50 per share, which was paid May 22, 2023 to shareholders of record as of May 15, 2023. Our portion of the dividend included approximately $36 million in cash.

For the second quarter of 2023, our Energy segment declared a cash dividend of $0.50 per share, which is payable August 21, 2023 to shareholders of record as of August 14, 2023. Our portion of the dividend will include approximately $36 million in cash.

For the second quarter of 2023, our Energy segment declared a special dividend of $1.00 per share, or $101 million, which is payable August 21, 2023 to shareholders on record as of August 14, 2023. Our portion of the dividend will include approximately $71 million in cash.

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

	(in millions)
Holding Company	$(125)	$54	$30	$(183)	$120	$(204)
Investment	1,411	—	(1,462)	2,106	—	5

Other Operating Segments:
Energy	614	(130)	(243)	712	(156)	(173)
Automotive	42	(21)	5	(11)	(50)	66
Food Packaging	17	(7)	(12)	(5)	(9)	6
Real Estate	14	2	3	25	(7)	(18)
Home Fashion	(4)	(1)	5	(18)	—	18
Pharma	8	—	—	3	—	—
Other operating segments	691	(157)	(242)	706	(222)	(101)
Total before eliminations	1,977	(103)	(1,674)	2,629	(102)	(300)
Eliminations	—	(53)	53	—	33	(33)
Consolidated	$1,977	$(156)	$(1,621)	$2,629	$(69)	$(333)

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

Holding Company

Our Holding Company’s cash flows from operating activities for each of the six months ended June 30, 2023 and 2022 were primarily attributable to our semi-annual interest payments on our senior unsecured notes. The decrease in interest payments over the comparable period is primarily due to the redemption of $500 million of senior unsecured notes in February 2022.

Our Holding Company’s cash flows from investing activities for the six months ended June 30, 2023 were primarily attributable to dividends from our Energy segment of $71 million offset in part by net contributions to our operating subsidiaries aggregating $18 million. Our Holding Company’s cash flows from investing activities for the six months ended June 30, 2022 were primarily attributable to proceeds from the sale of equity investments aggregating $153 million.

Our Holding Company’s cash flows used in financing activities for the six months ended June 30, 2023 were due to proceeds of $185 million from our “at-the-market” offering offset in part by the aggregate payments on our quarterly distributions. Our Holding Company’s cash flows used in financing activities for the six months ended June 30, 2022 were due to the redemption of $500 million of senior unsecured notes offset in part by proceeds from our “at-the-market” offering offset in part by the aggregate payments on our quarterly distributions.

 Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Our Investment segment’s cash flows from financing activities for the six months ended June 30, 2023 was mainly attributable to redemptions paid to Mr. Icahn and his affiliates (excluding us and Brett Icahn) of $1,452 million. Our Investment segment’s cash flows from financing activities for the six months ended June 30, 2022 was attributable to Brett Icahn’s contribution to the Funds of $5 million.

Other Operating Segments

Our other operating segments’ cash flows from operating activities included net cash flows from operating activities before changes in operating assets and liabilities of $667 million and $597 million for the six months ended June 30, 2023 and 2022, respectively, primarily due to the results of our Energy segment during both periods. The change in cash flows from operating activities for the six months ended June 30, 2023 as compared to the comparable prior year was primarily due to an increase in the operating results of our Automotive segment primarily associated with the deconsolidation of Auto Plus.

Our other operating segments’ cash flows from investing activities were primarily due to capital expenditures and turnaround expenditures in our Energy segment of $150 million in 2023 compared to $156 million in 2022 and capital expenditures within our Automotive segment of $21 million in 2023 compared to $51 million in 2022.

Our other operating segments’ cash flows from financing activities were primarily due to our Energy segment. For the six months ended June 30, 2023, our Energy segment paid a distribution to noncontrolling interests of $170 million, compared to $62 million paid in the six months ended June 30, 2022. In addition, for the six months ended June 30, 2022, our Energy segment redeemed senior notes of $65 million.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of June 30, 2023, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $482 million, $337 million and $880 million, respectively. However, as of June 30, 2023, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an interest of approximately 55% in the Investment Funds.

Item 4. Controls and Procedures

As of June 30, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, and will continue to be, subject to litigation from time to time in the ordinary course of business. Refer to Note 18, “Commitments and Contingencies” to the condensed consolidated financial statements, which is incorporated by reference into this Part II, Item 1 of this Report, for information regarding our lawsuits and proceedings. Except for the lawsuits and proceedings disclosed in Note 18, there were no material changes to our lawsuits and proceedings as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 1A. Risk Factors

Other than as set forth below, there were no material changes to our risk factors during the three months ended June 30, 2023 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Our general partner, and its control person, has significant influence over us, and sales by our controlling unitholder pursuant to a margin call or otherwise could cause our unit price or the value of our assets in the Investment Funds to decline or otherwise impact our liquidity.

Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises, and approximately 85% of Icahn Enterprises’ outstanding depositary units as of June 30, 2023, and, as a result, has the ability to influence many aspects of our operations and affairs.

Mr. Icahn’s estate plan has been designed to assure the stability and continuation of Icahn Enterprises and to minimize the need to monetize his interests for estate tax or other purposes. In the event of Mr. Icahn’s death, a substantial majority of Mr. Icahn’s interests in Icahn Enterprises and its general partner are expected to pass to trusts or charitable organizations that will be under the control of a group that will include Icahn family members and current or former senior Icahn Enterprises executives. However, there can be no assurance that such planning will be effective. Furthermore, if upon Mr. Icahn’s death control of Icahn Enterprises GP is not given to Brett Icahn, Brett Icahn will have the right to terminate the manager agreement between Brett Icahn and Icahn Enterprises. In addition, it is currently anticipated that Brett Icahn will succeed Carl Icahn as Chairman of the board of Icahn Enterprises GP and as Chief Executive Officer of the Investment segment following the end of the 7-year term of the manager agreement or earlier if Carl Icahn should so determine.

In addition, in past years through the present, Mr. Icahn from time to time has had and currently has borrowings from lenders and has pledged assets he owns personally, directly or through his affiliates, to secure these loans, which pledged assets include Icahn Enterprises depositary units and interests in the Investment Funds. The number of depositary units and the amount of interests in the Investment Funds owned personally by Mr. Icahn, directly or through his affiliates, pledged to secure these loans has been substantial and has fluctuated over time as a result of the amount of outstanding principal amount of the loans, the market price of the depositary units, the value of the Investment Fund interests, and other factors. As of July 10, 2023, Mr. Icahn and his affiliates have pledged 320 million depositary units and approximately $2 billion of interests in the Investment Funds. Neither Icahn Enterprises nor any of its subsidiaries are party to these loans. Mr. Icahn amended and restated his loan agreements in July of 2023 (as amended and restated, the “Loan Agreement”), extending the maturity of certain of the previous loans, amending certain covenants, and providing for a principal payment of $500 million on or before September 1, 2023, quarterly principal payments of $87.5 million beginning in September 2024, and a final principal payment of $2.5 billion at the end of the term. The terms of the Loan Agreement require that distributions paid upon, or proceeds from sales of, pledged depositary units be used to prepay the loans or be pledged as additional collateral. Pursuant to the terms of the Loan Agreement, a margin call may only be triggered in the event that the loan-to-value ratio set forth in the Loan Agreement is not maintained.

Unlike the previous loan agreements, for purposes of the loan-to-value ratio set forth in the Loan Agreement, the value of the pledged depositary units will be calculated based upon IEP’s indicative net asset value rather than the market price of the depositary units. Only a significant decline in the Company’s indicative net asset value, or the value of the interests in the Investment Funds, could result in margin calls. Declines in the trading price of the Company’s depositary units will no longer require Mr. Icahn to deposit additional funds or securities with the lenders or suffer foreclosure on or a forced sale of Mr. Icahn’s depositary units or other assets. While we are confident in our investment strategy and ability to continue to grow our investment portfolio through a refocused activist strategy, and in the effectiveness of our hedges, which are designed to avoid fluctuations in the value of our portfolio, successful execution of our activist investment activities and other aspects of our business involves many risks, some of which are out of our control.

Mr. Icahn may sell depositary units or make withdrawals from the Investment Funds in order to satisfy payment obligations under the Loan Agreements. Mr. Icahn has made withdrawals from the Investment Funds in recent months, and may make additional withdrawals, in order to repay a portion of his loans and for other purposes. In the event Mr. Icahn makes withdrawal requests from the Investment Funds, the Investment Funds may satisfy such withdrawal requests with cash or cash equivalents on hand, proceeds from sales of assets held by the Investment Funds or capital contributions from the Company, which could affect the value of the assets held by the Investment Funds as well as the liquidity available to the Company.

The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP as the general partner of Icahn Enterprises. Mr. Icahn, through affiliates, holds approximately 85% of Icahn Enterprises’ outstanding depositary units. If sales of depositary units held by Mr. Icahn and his affiliates, as a result of a margin call, foreclosure, changes in tax laws, changes to his estate, or otherwise, were to cause Mr. Icahn and his affiliates to no longer hold at least 25% of the outstanding depositary units, Icahn Enterprises GP could potentially be removed as the general partner of Icahn Enterprises without Mr. Icahn’s consent.

Sales of a substantial number of depositary units held by Mr. Icahn and his affiliates could have a negative impact on the market price of our depositary units. Likewise, the market may anticipate sales by Mr. Icahn or his estate even if Mr. Icahn or his estate is not selling, or has no plans to sell, depositary units.

We have become subject to, and may in the future be, subject to short selling strategies driving down the market price of our depositary units and increasing the volatility of the trading market for our depositary units, as well as regulatory investigations and litigation.

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

Since the publication of the short seller report in May of 2023, we have received two, and may receive additional, putative securities class action lawsuits. The two putative securities class action lawsuits were filed in the U.S. District Court for the Southern District of Florida, Okaro v. Icahn Enterprises L.P. et al., Case No. 23-21773 (S.D. Fl.), and Levine v. Icahn Enterprises L.P. et al., Case No. 23-22009 (S.D. Fl.). These lawsuits have not yet been consolidated and a lead plaintiff has not been appointed. In addition, we have received demands for inspection of our books and records from plaintiffs purporting to be record holders of our depositary units. We have also received voluntary requests for information from the staff of the Division of Enforcement of the SEC and the U.S. Attorney’s office for the Southern District of New York, relating to, among other things, our corporate governance, capitalization, securities offerings, the sufficiency of our disclosure, including with respect to Mr. Icahn’s loans and pledges of depositary units, dividends, the valuation of our assets, marketing materials, due diligence and other materials. See Item 1 of Part II, “Legal Proceedings,” of this Report. We can provide no assurance as to the outcome or resolution of any pending or potential legal or administrative actions or investigations, and such actions and investigations may result in administrative orders against us, the imposition of penalties and/or fines against us and/or the imposition of sanctions against certain of the Company's current or former officers, directors and/or employees. Resolution of these types of matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in the outcomes of litigation and other proceedings. However, as we have stated, we believe that we maintain a strong compliance program and, while no assurances can be made, and we are still evaluating these matters, we do not currently believe that these inquiries and litigations will have a material impact on our business, financial condition, results of operations or cash flows.

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

Our operating subsidiaries face competitive pressures within markets in which they operate. We manage our subsidiaries with the objective of growing their value over time by, among other means, investing in and strengthening our subsidiaries’ competitive advantages. Many factors, including availability of financial resources, supply chain capabilities and local market changes, may limit our ability to strengthen our subsidiaries’ competitive advantages. In addition, competitors may be significantly larger than our subsidiaries are and may have greater financial resources and operational capabilities. Accordingly, our subsidiaries may require significant additional resources, which may not be available to them through internally generated cash flows, and a decline in these businesses could result in an impairment charge. With respect to our Automotive segment, we have invested significant resources in various initiatives to remain competitive and stimulate growth. Despite these efforts, in January 2023, Auto Plus filed the Chapter 11 Cases in Bankruptcy Court. As a result of this filing, the Company has determined that it no longer controls Auto Plus and has deconsolidated its investment in Auto Plus effective as of January 31, 2023 resulting in a non-cash charge of $246 million recorded in the three months ended June 30, 2023 and determined that our remaining equity investment in Auto Plus is now worth $0. In the course of the Chapter 11 cases, Auto Plus will seek to sell substantially all of its assets pursuant to Section 363 of the Bankruptcy Code, with the proceeds of such sale used to satisfy obligations to its creditors, and to settle or discharge all of its obligations, in each case subject to approval by the Bankruptcy Court, which has had and continue to have a negative impact on the results of operations and balance sheet of our Automotive segment. In addition, we will continue to consider strategic alternatives in our automotive aftermarket parts business to maximize value. If we are unable to implement these initiatives efficiently and effectively, or if these initiatives are unsuccessful, our consolidated financial condition, results of operations and cash flows could be adversely affected.

Future cash distributions to Icahn Enterprises’ unitholders, if any, can be affected by numerous factors.

While we made cash distributions to Icahn Enterprises’ unitholders in each of the four quarters of 2022 and the first two quarters of 2023, the payment of future distributions will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered. For our quarterly distribution declared August 4, 2023, we have continued to provide an option for unitholders to receive a distribution in either depositary units or cash; however, for this distribution, unitholders will receive a distribution of $1.00 per unit payable in depositary units or cash at the election of the unitholder.

Our ability to pay distributions will depend on numerous factors, including the availability of adequate cash flow from operations; the proceeds, if any, from divestitures; our capital requirements and other obligations; restrictions contained in our financing arrangements, including the indentures governing our senior notes; and our issuances of additional equity and debt securities. Mr. Icahn and his affiliates own approximately 85% of our outstanding depositary units, and he has generally elected to take his quarterly distribution in units instead of cash. We anticipate that Mr. Icahn will elect to take his distributions in a mix of cash and units with respect to future distributions, which could further reduce the ability of the Company to maintain its current or historical cash distribution amounts. The availability of cash flow in the future depends as well upon events and circumstances outside our control, including prevailing economic and industry conditions and financial, business and similar factors. No assurance can be given that we will be able to make distributions or as to the timing of any distribution. Even if distributions are made, there can be no assurance that holders of depositary units will not be required to recognize taxable income in excess of cash distributions made in respect of the period in which a distribution is made.

Item 5. Other Information

During our last fiscal quarter, no director or officer, as defined in Rule 16a-f(1), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit No.	Description
4.1	Amended and Restated Depositary Agreement among Icahn Enterprises, Icahn Enterprises GP and Computershare Inc., dated as of August 2, 2016
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/ David Willetts
David Willetts, President, Chief Executive Officer and Director

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/ Ted Papapostolou
Ted Papapostolou, Chief Financial Officer, Chief Accounting Officer and Director

Date: August 4, 2023