Form 10-Q
period 2023-09-30
ICAHN ENTERPRISES L.P.
filed 2023-11-03
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check One):

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

As of November 2, 2023, there were 410,802,959 of Icahn Enterprises’ depositary units outstanding.

i

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

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; the impacts from the Russia/Ukraine conflict and conflict in the Middle East, including economic volatility and the impacts of export controls and other economic sanctions; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest, declines in the fair value of our investments, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended, or be taxed as a corporation; risks relating to short sellers and associated litigation and regulatory inquires; risks related to our general partner and controlling unitholder; risks related to our energy business, including the volatility and availability of crude oil, other feed stocks and refined products, declines in global demand for crude oil, refined products and liquid transportation fuels, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; the success of a spin-off of the fertilizer business including risks related to any decision to cease exploration of a spin-off; risks related to our automotive activities and exposure to adverse conditions in the automotive industry, including as a result of the Chapter 11 filing of our automotive parts subsidiary; risks related to our food packaging activities, including competition from better capitalized competitors, inability of our suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; supply chain issues; inflation, including increased costs of raw materials and shipping, including as a result of the Russia/Ukraine conflict and conflict in the Middle East; interest rate increases; labor shortages and workforce availability; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; risks related to our home fashion operations, including changes in the availability and price of raw materials, manufacturing disruptions, and changes in transportation costs and delivery times. These risks and uncertainties also include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2022 and below in Item 1A. Risk Factors, of Part II of this Quarterly Report on Form 10-Q. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2023	2022

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$2,890	$2,337
Cash held at consolidated affiliated partnerships and restricted cash	3,222	2,549
Investments	3,300	6,809
Due from brokers	4,677	7,051
Accounts receivable, net	517	606
Related party notes receivable, net	59	—
Inventories, net	1,085	1,531
Property, plant and equipment, net	3,937	4,038
Deferred tax asset	171	127
Derivative assets, net	127	805
Goodwill	288	288
Intangible assets, net	487	533
Other assets	997	1,240
Total Assets	$21,757	$27,914
LIABILITIES AND EQUITY
Accounts payable	$819	$870
Accrued expenses and other liabilities	1,926	1,981
Deferred tax liabilities	354	338
Derivative liabilities, net	815	691
Securities sold, not yet purchased, at fair value	3,801	6,495
Due to brokers	339	885
Debt	7,075	7,096
Total liabilities	15,129	18,356

Commitments and contingencies (Note 18)

Equity:
Limited partners: Depositary units: 410,802,959 units issued and outstanding at September 30, 2023 and 353,572,182 units issued and outstanding at December 31, 2022	4,209	4,647
General partner	(756)	(747)
Equity attributable to Icahn Enterprises	3,453	3,900
Equity attributable to non-controlling interests	3,175	5,658
Total equity	6,628	9,558
Total Liabilities and Equity	$21,757	$27,914

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions, except per unit amounts)
Revenues:
Net sales	$2,991	$3,334	$8,433	$10,098
Other revenues from operations	203	197	588	562
Net (loss) gain from investment activities	(332)	(187)	(1,275)	310
Interest and dividend income	143	88	481	180
Other loss, net	(16)	(28)	(57)	(150)
	2,989	3,404	8,170	11,000
Expenses:
Cost of goods sold	2,377	3,026	6,947	8,738
Other expenses from operations	165	156	483	441
Selling, general and administrative	209	305	653	921
Restructuring, net	1	—	1	—
Credit loss on related party note receivable	23	—	139	—
Loss on deconsolidation of subsidiary	—	—	246	—
Interest expense	148	139	426	424
	2,923	3,626	8,895	10,524
Income (loss) before income tax (expense) benefit	66	(222)	(725)	476
Income tax (expense) benefit	(96)	7	(82)	(93)
Net (loss) income	(30)	(215)	(807)	383
Less: net (loss) income attributable to non-controlling interests	(24)	(92)	(262)	311
Net (loss) income attributable to Icahn Enterprises	$(6)	$(123)	$(545)	$72

Net (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(6)	$(121)	$(534)	$71
General partner	—	(2)	(11)	1
	$(6)	$(123)	$(545)	$72

Basic and Diluted (loss) income per LP unit	$(0.01)	$(0.37)	$(1.47)	$0.23
Basic and Diluted weighted average LP units outstanding	394	324	364	308
Distributions declared per LP unit	$1.00	$2.00	$5.00	$6.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Net (loss) income	$(30)	$(215)	$(807)	$383
Other comprehensive (loss) income, net of tax:
Translation adjustments	(5)	(6)	—	(13)
Post-retirement benefits and other	(1)	1	1	1
Other comprehensive (loss) income, net of tax	(6)	(5)	1	(12)
Comprehensive (loss) income	(36)	(220)	(806)	371
Less: Comprehensive (loss) income attributable to non-controlling interests	(24)	(92)	(262)	311
Comprehensive (loss) income attributable to Icahn Enterprises	$(12)	$(128)	$(544)	$60

Comprehensive (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(12)	$(125)	$(534)	$59
General partner	—	(3)	(10)	1
	$(12)	$(128)	$(544)	$60

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2022	$(747)	$4,647	$3,900	$5,658	$9,558
Net loss	(5)	(265)	(270)	(88)	(358)
Other comprehensive income	—	4	4	—	4
Partnership distributions payable	(15)	(709)	(724)	—	(724)
Partnership contributions	4	175	179	—	179
Investment segment distributions to non-controlling interests	—	—	—	(80)	(80)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(85)	(85)
Changes in subsidiary equity and other	—	2	2	—	2
Balance, March 31, 2023	(763)	3,854	3,091	5,405	8,496
Net loss	(6)	(263)	(269)	(150)	(419)
Other comprehensive income	—	3	3	—	3
Partnership distributions payable reversal	15	709	724	—	724
Partnership distributions	(3)	(152)	(155)	—	(155)
Investment segment distributions to non-controlling interests	—	—	—	(1,380)	(1,380)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(84)	(84)
Changes in subsidiary equity and other	—	2	2	—	2
Balance, June 30, 2023	(757)	4,153	3,396	3,791	7,187

Net loss	—	(6)	(6)	(24)	(30)
Other comprehensive loss	—	(6)	(6)	—	(6)
Partnership distributions	(1)	(38)	(39)	—	(39)
Investment segment distributions to non-controlling interests	—	—	—	(571)	(571)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(72)	(72)
Changes in subsidiary equity and other	2	106	108	51	159
Balance, September 30, 2023	$(756)	$4,209	$3,453	$3,175	$6,628

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2021	$(754)	$4,298	$3,544	$5,799	$9,343
Net income	6	317	323	562	885
Partnership distributions payable	(12)	(591)	(603)	—	(603)
Partnership contributions	4	180	184	—	184
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(36)	(36)
Changes in subsidiary equity and other	—	(5)	(5)	(10)	(15)
Balance, March 31, 2022	(756)	4,199	3,443	6,315	9,758
Net loss	(3)	(125)	(128)	(159)	(287)
Other comprehensive loss	—	(7)	(7)	—	(7)
Partnership distributions payable reversal	12	591	603	—	603
Partnership distributions	(2)	(100)	(102)	—	(102)
Partnership contributions	4	210	214	—	214
Investment segment contributions from non-controlling interests	—	—	—	5	5
Investment segment distributions to non-controlling interests	—	—	—	(3)	(3)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(26)	(26)
Changes in subsidiary equity and other	(1)	5	4	(1)	3
Balance, June 30, 2022	(746)	4,773	4,027	6,131	10,158

Net loss	(2)	(121)	(123)	(92)	(215)
Other comprehensive loss	—	(5)	(5)	—	(5)
Partnership distributions	(1)	(59)	(60)	—	(60)
Partnership contributions	4	160	164	—	164
Investment segment contributions from non-controlling interests	—	—	—	(19)	(19)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(156)	(156)
Balance, September 30, 2022	$(745)	$4,748	$4,003	$5,864	$9,867

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022

	(in millions)
Cash flows from operating activities:
Net (loss) income	$(807)	$383
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (gain) from securities transactions	538	(178)
Purchases of securities	(634)	(883)
Proceeds from sales of securities	3,905	4,920
Payments to cover securities sold, not yet purchased	(3,919)	(2,623)
Proceeds from securities sold, not yet purchased	951	2,925
Changes in receivables and payables relating to securities transactions	2,094	(768)
Changes in derivative assets and liabilities	802	(966)
Loss on disposition of assets, net	(5)	(3)
Depreciation and amortization	384	380
Loss on deconsolidation of subsidiary	246	—
Credit loss expense	139	—
Deferred taxes	(76)	(44)
Other, net	16	48
Changes in other operating assets and liabilities	(13)	149
Net cash provided by operating activities	3,621	3,340
Cash flows from investing activities:
Capital expenditures	(201)	(254)
Turnaround expenditures	(53)	(74)
Proceeds from partial sale of interests in consolidated subsidiaries	158	—
Proceeds from sale of investments	—	153
Proceeds from disposition of businesses and assets	4	4
Other, net	11	—
Net cash used in investing activities	(81)	(171)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	—	6
Investment segment distributions to non-controlling interests	(2,033)	(20)
Partnership contributions	185	560
Partnership distributions	(194)	(162)
Dividends and distributions to non-controlling interests in subsidiaries	(241)	(218)
Repayments of Holding Company senior unsecured notes	—	(500)
Proceeds from subsidiary borrowings	36	91
Repayments of subsidiary borrowings	(63)	(155)
Other, net	(4)	(5)
Net cash used in financing activities	(2,314)	(403)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	—	8
Net increase in cash and cash equivalents and restricted cash and restricted cash equivalents	1,226	2,774
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	4,886	4,436
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$6,112	$7,210

See notes to condensed consolidated financial statements.

1.  Description of Business

Overview

Icahn Enterprises L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. References to “we,” “our” or “us” herein include both Icahn Enterprises and Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”) and their subsidiaries, unless the context otherwise requires.

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2023, representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 85% of our outstanding depositary units as of September 30, 2023.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $3.6 billion and $4.2 billion as of September 30, 2023 and December 31, 2022, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing businesses as well as in the nitrogen fertilizer manufacturing businesses through its holdings in CVR Partners, LP, a publicly traded limited partnership (“CVR Partners”). CVR Energy is an independent petroleum refiner and marketer of high value transportation fuels primarily in the form of gasoline and diesel fuels, as well as renewable diesel. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy holds 100% of the general partner interest and approximately 37% of the outstanding common units of CVR Partners as of September 30, 2023. During the third quarter of 2023, we decreased our ownership in CVR Energy through the sale of common stock resulting in proceeds of $158 million and as of September 30, 2023, we owned approximately 66% of the total outstanding common stock of CVR Energy.

Automotive

We conduct our Automotive segment through our wholly owned subsidiaries, Icahn Automotive Group LLC (“Icahn Automotive”) and AEP PLC LLC (“AEP PLC”). The Automotive segment is engaged in providing a full range of automotive repair and maintenance services, along with the sale of any installed parts or materials related to automotive services (“Automotive Services”) to its customers, as well as sales of automotive aftermarket parts and retailed merchandise (“Aftermarket Parts”). In addition to its primary businesses, the Automotive segment leases available and excess real estate in certain locations under long-term operating leases.

On January 31, 2023, a subsidiary of Icahn Automotive, IEH Auto Parts Holding LLC and its subsidiaries (collectively “Auto Plus”), an aftermarket parts distributor held within our Automotive segment, filed voluntary petitions in the United States Bankruptcy Court. As a result of Auto Plus’s filings for bankruptcy protections on January 31, 2023, we no longer controlled the operations of Auto Plus, therefore, we deconsolidated Auto Plus as of January 31, 2023. See Note 3, “Subsidiary Bankruptcy and Deconsolidation”, for a detailed discussion of the Auto Plus bankruptcy and deconsolidation.

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. As of September 30, 2023, we owned approximately 90% of the total outstanding common stock of Viskase.

Real Estate

We conduct our Real Estate segment through various wholly owned subsidiaries. Our Real Estate segment consists of investment properties which includes land, retail, office and industrial properties leased to corporate tenants, the development and sale of single-family homes, and the operations of a resort and a country club.

Home Fashion

We conduct our Home Fashion segment through our wholly owned subsidiary, WestPoint Home LLC (“WPH”). WPH’s business consists of manufacturing, sourcing, marketing, distributing and selling home fashion consumer products.

Pharma

We conduct our Pharma segment through our wholly owned subsidiary, Vivus LLC, formerly Vivus, Inc. (“Vivus”). Vivus is a specialty pharmaceutical company with two approved therapies and two product candidates in active clinical development.

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

On May 1, 2023, we established a captive insurance program to supplement the insurance coverage of the officers, directors, employees and agents of the Company, its subsidiaries and our general partner, in addition to our newly established commercial insurance program. We hold assets in a protected cell, which we are the primary beneficiary of, and therefore consolidate the protected cell. At September 30, 2023, total assets related to the protected cell were $100 million and included in restricted cash in the condensed consolidated balance sheet.

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of September 30, 2023 was approximately $7.1 billion and $6.4 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2022 was approximately $7.1 billion and $6.6 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $1,172 million and $1,019 million as of September 30, 2023 and December 31, 2022, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not available to fund the general liquidity needs of the Investment segment or Icahn Enterprises.

Our restricted cash balance was $2,050 million and $1,530 million as of September 30, 2023 and December 31, 2022, respectively. Restricted cash includes, but is not limited to, cash pledged and held for margin requirements on derivative transactions and cash held related our captive insurance program.

Long-Lived Assets

The Company reviews long-lived assets for impairment when impairment indicators exist. An evaluation of impairment consists of reviewing the carrying value of a long-lived asset for recoverability. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying value of the long-lived asset is not determined to be recoverable, a fair value assessment is performed.

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

Energy

Our Energy segment’s deferred revenue is a contract liability that includes fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and revenue is recognized at the point in time in which the customer obtains control of the product. In addition, it includes deferred revenue associated with agreements entered into with third-party investors that has allowed our Energy segment to monetize certain tax credits available under Section 45Q of the Internal Revenue Code (the “45Q Transaction”). Our Energy segment had deferred revenue of $74 million and $48 million as of September 30, 2023 and December 31, 2022, respectively. For the nine months ended September 30, 2023 and 2022, our Energy segment recorded revenue of $46 million and $86 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

As of September 30, 2023, our Energy segment had $2 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize a majority of these performance obligations as revenue by the end of 2023 and the remaining nominal balance in 2024.

Automotive

Our Automotive segment had deferred revenue with respect to extended warranty plans of $45 million and $44 million at September 30, 2023 and December 31, 2022, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For the nine months ended September 30, 2023 and 2022, our Automotive segment recorded deferred revenue of $15 million and $19 million, respectively, outstanding as of the beginning of each respective period.

Adoption of New Accounting Standards

In March 2020, the Statement of Financial Accounting Standards (“FASB”) issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which amends FASB ASC Topic 848, Reference Rate Reform. Banks are no longer required to report information that is used to determine London Interbank Offered Rate (“LIBOR”) which is used globally by all types of entities for various types of transactions. As a result, LIBOR could be discontinued, as well as other interest rates used globally. This ASU provides companies with optional expedients for contract modifications under U.S. GAAP, excluded components of certain hedging relationships, fair value hedges, and cash flow hedges, as well as certain exceptions, which are intended to help ease the potential accounting burden associated with transitioning away from these reference rates. We adopted this ASU effective January 1, 2023. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

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

3. Subsidiary Bankruptcy and Deconsolidation

On January 31, 2023, Auto Plus, an Aftermarket Parts distributor held within our Automotive segment, filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code. On May 2, 2023, the Bankruptcy Court approved a global settlement in the Chapter 11 Cases between Auto Plus, its non-Auto Plus affiliates, and the Official Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the "Committee”) that provides for a guaranteed recovery to unsecured creditors, the payment of all administrative and priority claims in the Chapter 11 Cases, and the resolution of all disputes between Auto Plus, its non-Auto Plus affiliates, and the Committee. On May 19, 2023, the Bankruptcy Court approved five sales of Auto Plus’ assets to five different bidders pursuant to Section 363 of the Bankruptcy Code, comprising a significant majority of Auto Plus’ total assets (the “363 Sales”). AEP PLC was the buyer for one of the 363 Sales, pursuant to a credit bid of $10 million for a portion of its senior secured debtor-in-possession loan to Auto Plus. The last of the 363 sales closed on June 12, 2023. The proceeds of the 363 Sales will be used to satisfy obligations to Auto Plus’ creditors. On June 16, 2023, the Bankruptcy Court entered an order approving Auto Plus’ Third Amended Combined Disclosure Statement and Joint Plan of Liquidation (the “Bankruptcy Plan”).  The effective date of the Bankruptcy Plan occurred on October 6, 2023. The Bankruptcy Plan provides for the orderly liquidation of Auto Plus and distribution of its assets.

As a result of the filing of the Chapter 11 Cases, the Company has determined that it no longer controls Auto Plus under the criteria set out in FASB ASC Topic 810, “Consolidation” and has deconsolidated its investment effective January 31, 2023. In order to deconsolidate Auto Plus, we removed the carrying values of the assets and liabilities of Auto Plus as of January 31, 2023 and recorded our investment in Auto Plus at $0 resulting in a non-cash charge of $246 million during the nine months ended September 30, 2023.

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

Investment Funds

As of September 30, 2023 and December 31, 2022, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $2.3 billion and $4.9 billion, respectively, representing approximately 39% and 54% of the Investment Funds’ assets under management as of each respective date. Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $2,022 million and zero from the Investment Funds in the nine months ended September 30, 2023 and 2022, respectively.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the nine months ended September 30, 2023 and 2022, $10 million and $8 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

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

For the eight months from the date of deconsolidation of January 31, 2023 through September 30, 2023, the total lease revenues of entities within the Automotive segment from leases with Auto Plus was $3 million. Total inventory purchases of entities within the Automotive segment from Auto Plus were $4 million.

For the eight months from the date of deconsolidation of January 31, 2023 through September 30, 2023, the total lease revenues of entities within the Real Estate segment from Auto Plus were $3 million.

Note Receivable from Auto Plus

In connection with the Auto Plus bankruptcy filing, we entered into a priming, senior secured, super priority debtor-in-possession credit facility with Auto Plus (the “DIP Credit Facility”) on January 31, 2023, under which (i) we agreed to provide new loans in an aggregate amount of up to $75 million and (ii) subject to final approval of the DIP Credit Facility by the Bankruptcy Court, all the loans under our pre-petition credit facility with Auto Plus would be rolled-up and converted into loans under the DIP Credit Facility. On May 2, 2023, we converted and rolled up our related party note receivable with our existing loans under the DIP Credit Facility. We estimated our cash to be collected for the repayment of the note receivable to be $59 million at September 30, 2023, resulting in a write-off of $127 million during the nine months ended September 30, 2023.

AEP PLC

In connection with the Auto Plus auction, AEP PLC acquired $10 million of assets mostly comprised of Aftermarket Parts inventory during the nine months ended September 30, 2023. The transaction was considered an asset acquisition, as the group of assets acquired by AEP PLC does not meet the definition of a business defined in FASB ASC Topic 805. The results of AEP PLC are consolidated within our Automotive segment at September 30, 2023 and were not material.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. Brett Icahn had net redemptions of $9 million and $16 million in the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022 Brett Icahn had investments in the Investment Funds with a total fair market value of $36 million and $50 million, respectively. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

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

	(in millions)
Assets
Investments:
Equity securities:
Communications	$—	$199
Consumer, cyclical	263	692
Energy	788	909
Utilities	1,149	1,205
Healthcare	447	320
Technology	133	655
Materials	136	153
Industrial	23	486
	2,939	4,619
Debt Securities:
Financials	156	1,958
Real Estate	90	131
Communications	—	11
	246	2,100
	$3,185	$6,719
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$106	$1,006
Consumer, cyclical	—	352
Energy	2,340	2,690
Utilities	541	813
Healthcare	—	387
Materials	529	598
Industrial	120	480
	3,636	6,326
Debt securities:
Materials	165	169
	$3,801	$6,495

The portion of unrealized (losses) and gains that relates to securities still held by our Investment segment, primarily equity securities, was $(255) million and $(250) million for the three months ended September 30, 2023 and 2022, respectively, and $(286) million and $(1,172) million for the nine months ended September 30, 2023 and 2022, respectively.

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	September 30,	December 31,
	2023	2022

	(in millions)
Equity method investments	$101	$76
Held to maturity debt investments measured at amortized cost	11	11
Other investments measured at fair value	3	3
	$115	$90

The portion of unrealized gains and (losses) that relates to equity securities still held by our other segments and Holding Company was zero for each of the three months ended September 30, 2023 and 2022, and zero and $61 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 5)	$3,056	$90	$42	$3,188	$5,538	$1,142	$42	$6,722
Derivative assets, net (Note 7)	—	127	—	127	—	805	—	805
	$3,056	$217	$42	$3,315	$5,538	$1,947	$42	$7,527
Liabilities
Securities sold, not yet purchased (Note 5)	$3,635	$166	$—	$3,801	$6,326	$169	$—	$6,495
Derivative liabilities, net (Note 7)	56	759	—	815	—	691	—	691
RFS obligations (Note 18)	—	413	—	413	—	692	—	692
	$3,691	$1,338	$—	$5,029	$6,326	$1,552	$—	$7,878

Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value

Energy

CVR Partners performed a non-recurring fair value measurement of the equity interest received as part of the 45Q Transaction. Such valuation used a combination of the market approach and the discounted cash flow methodology with key inputs including the discount rate, contractual and expected future cash flows, and market multiples. CVR Partners determined the estimated fair value of the consideration received to be $46 million at September 30, 2023.

Holding Company

The estimated fair value of the Company’s note receivable from Auto Plus was measured at January 31, 2023 using the income approach with Level 3 inputs by discounting the forecasted cash inflows associated with the note using an estimated market discount rate. The Company measured the fair value of the related party note using the practical expedient for a collateral-dependent loan in accordance with ASC Topic 326 to determine the allowance based on the fair value of collateral less costs to sell. The collateral for the note primarily consists of cash and accounts receivable. The Company estimated the fair value of the accounts receivable by using an average from a range of expected cash collection projections. We determined the estimated fair value to be $59 million at September 30, 2023.

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. There were no Investment Funds’ derivative instruments with credit-risk-related contingent features in a liability position as of September 30, 2023 and December 31, 2022.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	September 30, 2023		December 31, 2022
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$2,075	$2,833	$1,816	$5,354
Credit contracts(1)	—	495	—	945
Commodity contracts	—	562	—	22
(1)	The short notional amount on our credit default swap positions was approximately $2.6 billion and $3.5 billion at September 30, 2023 and December 31, 2022, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $0.5 billion and $0.9 billion as of September 30, 2023 and December 31, 2022, respectively.

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

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022

	(in millions)
Equity contracts	$228	$392	$906	$719
Credit contracts	87	447	1	1
Commodity contracts	19	—	76	1
Sub-total	334	839	983	721
Netting across contract types(1)	(207)	(34)	(207)	(34)
Total(1)	$127	$805	$776	$687
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at September 30, 2023 and December 31, 2022 was $1,854 million and $1,436 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (loss) Recognized in Income (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Equity contracts	$32	$227	$(618)	$710
Credit contracts	(63)	(259)	(29)	(579)
Commodity contracts	(74)	—	(91)	—
	$(105)	$(32)	$(738)	$131
(1)	Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our condensed consolidated statements of operations for our Investment segment.

Energy

CVR Energy’s businesses are subject to fluctuations of commodity prices caused by supply conditions, weather, economic conditions, interest rates, and other factors. To manage price risk on crude oil and other inventories and to fix margins on future production, CVR Energy from time to time enters into various commodity derivative transactions and holds derivative instruments, such as futures and swaps, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedge instruments. CVR Energy may enter into forward purchase or sale contracts associated with its feedstocks, expected future gasoline and diesel production and/or renewable identification numbers (“RINs”).

As of September 30, 2023 CVR Energy had swap positions for crack spreads of 13 million barrels of refined products, and none outstanding as of December 31, 2022. As of September 30, 2023 and December 31, 2022, CVR Energy had future contracts of less than 1 million barrels at each period. As of September 30, 2023 and December 31, 2022, CVR Energy had forward contracts of less than 1 million barrels at each period. As of September 30, 2023 and December 31, 2022, CVR Energy had open fixed-price commitments to purchase a net 28 million and 34 million RINs, respectively.

The following table presents the fair value of our Energy segment’s derivatives and the effect of the collateral netting:

	Derivative Assets		Derivative Liabilities
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022

	(in millions)
Commodity contracts	—	—	(41)	5
Netting across contract types(1)	—	—	2	(1)
Total(1)	$—	$—	$(39)	$4

(1)	Excludes netting of derivatives primarily related to initial margin requirements of $20 million and $7 million at September 30, 2023 and December 31, 2022, respectively, which was not offset against derivatives liabilities, net in the condensed consolidated balance sheets.

Certain derivative instruments within our Energy segment contain credit risk-related contingent provisions associated with our Energy segments’ credit ratings. If our Energy segments’ credit rating were to be downgraded, it would allow the counterparty to require our Energy segment to post collateral or to request, immediate, full settlement of derivative instruments in liability positions. There were $35 million of the Energy segments’ derivative instruments with credit-risk-related contingent features in a liability position as of September 30, 2023, for which $2 million of collateral has been posted.

(Losses) gains recognized on derivatives for our Energy segment were $(106) million and $23 million for the three months ended September 30, 2023 and 2022, respectively, and $(65) million and $(43) million for the nine months ended September 30, 2023 and 2022, respectively. Gains and losses recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

8.  Related Party Notes Receivable, Net

Related party notes receivable and its related allowance for expected credit losses consists of the following:

September 30, 2023

Related party notes receivable, gross	$71
Less: Allowance for expected credit losses	12
Related party notes receivable, net	$59

Allowance for expected credit losses:
Beginning Balance	$-
Credit loss provision	139
Write-offs	(127)
Ending Balance	$12

Write-offs associated with related party notes receivable were $127 million for the nine months ended September 30, 2023. See Note 6, “Financial Instruments,” for additional information related to the fair value of the related party notes receivable.

9.  Inventories, Net

Inventories, net consists of the following:

	September 30,	December 31,
	2023	2022

	(in millions)
Raw materials	$354	$335
Work in process	99	105
Finished goods	632	1,091
	$1,085	$1,531

Due to the deconsolidation of Auto Plus inventories decreased $440 million from December 31, 2022.

10.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	September 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$337	$(87)	$250	$337	$(87)	$250
Food Packaging	6	—	6	6	—	6
Home Fashion	22	(3)	19	22	(3)	19
Pharma	13	—	13	13	—	13
	$378	$(90)	$288	$378	$(90)	$288

Intangible assets, net consists of the following:

	September 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$392	$(224)	$168	$393	$(212)	$181
Developed technology	254	(83)	171	254	(62)	192
Other	164	(99)	65	167	(90)	77
	$810	$(406)	$404	$814	$(364)	$450

Indefinite-lived intangible assets			$83			$83
Intangible assets, net			$487			$533

Amortization expense associated with definite-lived intangible assets was $15 million and $16 million for the three months ended September 30, 2023 and 2022, respectively, and $44 million and $45 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Right-of-use assets and lease liabilities are as follows:

	September 30,	December 31,
	2023	2022

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$511	$478
Lease liabilities (accrued expenses and other liabilities)	520	484

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	54	48
Lease liabilities (debt)	70	64

Additional information with respect to our operating leases as of September 30, 2023 and December 31, 2022 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of September 30, 2023	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$38	$36	3.9 years	5.6%
Automotive	423	436	5.3 years	5.9%
Food Packaging	22	25	9.3 years	7.4%
Other segments and Holding Company	28	23
	$511	$520

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2022	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$40	$40	4.1 years	5.2%
Automotive	386	395	4.7 years	5.9%
Food Packaging	24	27	9.8 years	7.4%
Other segments and Holding Company	28	22
	$478	$484

For the three months ended September 30, 2023 and 2022, lease cost was comprised of (i) operating lease cost of $44 million and $47 million, respectively, (ii) amortization of financing lease right-of-use assets of $1 million and $3 million, respectively, and (iii) interest expense on financing lease liabilities of $2 million and $2 million, respectively. For the nine months ended September 30, 2023 and 2022, lease cost was comprised of (i) operating lease cost of $134 million and $145 million, respectively, (ii) amortization of financing lease right-of-use assets of $5 million and $7 million, respectively, and (iii) interest expense on financing lease liabilities of $4 million and $4 million, respectively.

Our Automotive segment accounted for $108 million and $121 million of total lease cost for the nine months ended September 30, 2023 and 2022, respectively.

Automotive

Our Automotive segment leases available and excess real estate in certain locations under long-term operating leases. Our Automotive segment’s revenues from operating leases were $14 million and $13 million for the three months ended September 30, 2023 and 2022, respectively, and $43 million and $35 million for the nine months ended September 30, 2023 and 2022, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of September 30, 2023 and December 31, 2022, our Real Estate segment had assets leased to others included in property, plant and equipment of $255 million and $252 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $3 million and $2 million for the three months ended September 30, 2023 and 2022, respectively, and $15 million and $5 million for the nine months ended September 30, 2023 and 2022, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

12.  Debt

Debt consists of the following:

	September 30,	December 31,
	2023	2022

	(in millions)
Holding Company:
4.750% senior unsecured notes due 2024	$1,102	$1,103
6.375% senior unsecured notes due 2025	749	749
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,460	1,460
4.375% senior unsecured notes due 2029	747	747
	5,308	5,309
Reporting Segments:
Energy	1,590	1,591
Automotive	24	21
Food Packaging	142	162
Real Estate	1	1
Home Fashion	10	12
	1,767	1,787
Total Debt	$7,075	$7,096

Holding Company

In February 2022, we redeemed all of our $500 million aggregate principal amount of 6.750% senior unsecured notes due 2024 at par. As a result of this transaction, Icahn Enterprises recorded a loss on extinguishment of debt of $1 million during the nine months ended September 30, 2022.

Covenants

We and all of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations was $2 million and less than $1 million for the three months ended September 30, 2023 and 2022, respectively, and $4 million and $2 million for the nine months ended September 30, 2023 and 2022, respectively.

13.  Net Income Per LP Unit

The components of the computation of basic and diluted income per LP unit of Icahn Enterprises are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions, except per unit amounts)
Net (loss) income attributable to Icahn Enterprises	$(6)	$(123)	$(545)	$72
Net (loss) income attributable to Icahn Enterprises allocated to limited partners (98.01% allocation)	$(6)	$(121)	$(534)	$71

Basic (loss) income per LP unit:	$(0.01)	$(0.37)	$(1.47)	$0.23
Basic weighted average LP units outstanding	394	324	364	308

Diluted (loss) income per LP unit:	$(0.01)	$(0.37)	$(1.47)	$0.23
Diluted weighted average LP units outstanding	394	324	364	308

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

On August 2, 2023, we declared a quarterly distribution in the amount of $1.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units.

As a result of the above distributions declared, during the nine months ended September 30, 2023, we distributed an aggregate 53,830,451 depositary units to unitholders who did not elect to receive cash, of which an aggregate of 50,821,480 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $190 million for the nine months ended September 30, 2023.

At-The-Market Offerings

During the three months ended September 30, 2023, we did not sell depositary units pursuant to our Open Market Sale Agreement. During the nine months ended September 30, 2023, we sold 3,395,353 depositary units pursuant to the Open Market Sale Agreement, resulting in gross proceeds of $175 million. As of September 30, 2023, we continue to have an Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $149 million in aggregate gross sale proceeds pursuant to this agreement.

Repurchase Authorization

On May 9, 2023, the Board of Directors of the General Partner approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”). The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. As of September 30, 2023, the Company has not repurchased any of the Company’s depositary units or senior notes under the Repurchase Program.

2017 Incentive Plan

On September 30, 2023, Icahn Enterprises distributed 4,973 depositary units, net of payroll withholdings, to Brett Icahn with respect to certain restricted depositary units that vested during the period in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”). The aggregate impact of the units distributed pursuant to the 2017 Incentive Plan is not material with respect to our consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

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

Condensed Statements of Operations

	Three Months Ended September 30, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$2,522	$264	$105	$29	$46	$25	$—	$2,991
Other revenues from operations	—	—	180	—	22	—	1	—	203
Net loss from investment activities	(332)	—	—	—	—	—	—	—	(332)
Interest and dividend income	108	10	1	—	—	—	—	24	143
Other (loss) income, net	(21)	3	3	(2)	—	1	—	—	(16)
	(245)	2,535	448	103	51	47	26	24	2,989
Expenses:
Cost of goods sold	—	2,048	174	83	20	37	15	—	2,377
Other expenses from operations	—	—	148	—	17	—	—	—	165
Selling, general and administrative	3	43	116	14	4	9	11	9	209
Restructuring, net	—	—	—	—	—	1	—	—	1
Credit loss on related party note receivable	—	—	—	—	—	—	—	23	23
Loss on deconsolidation of subsidiaries	—	—	—	—	—	—	—	—	—
Interest expense	49	22	2	3	—	1	—	71	148
	52	2,113	440	100	41	48	26	103	2,923
(Loss) income before income tax (expense) benefit	(297)	422	8	3	10	(1)	—	(79)	66
Income tax (expense) benefit	—	(80)	(1)	(3)	—	—	—	(12)	(96)
Net (loss) income	(297)	342	7	—	10	(1)	—	(91)	(30)
Less: net (loss) income attributable to non-controlling interests	(131)	107	—	—	—	—	—	—	(24)
Net (loss) income attributable to Icahn Enterprises	$(166)	$235	$7	$—	$10	$(1)	$—	$(91)	$(6)
Supplemental information:
Capital expenditures	$—	$50	$17	$2	$—	$1	$—	$—	$70
Depreciation and amortization	$—	$96	$17	$6	$4	$2	$7	$1	$133

	Three Months Ended September 30, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$2,699	$448	$111	$14	$49	$13	$—	$3,334
Other revenues from operations	—	—	177	—	19	—	1	—	197
Net loss from investment activities	(187)	—	—	—	—	—	—	—	(187)
Interest and dividend income	76	3	—	—	—	—	—	9	88
Other (loss) income, net	(26)	2	2	(6)	—	1	—	(1)	(28)
	(137)	2,704	627	105	33	50	14	8	3,404
Expenses:
Cost of goods sold	—	2,569	303	92	9	42	11	—	3,026
Other expenses from operations	—	—	140	—	16		—	—	156
Selling, general and administrative	2	42	213	14	4	15	10	5	305
Restructuring, net	—	—	—	—	—	—	—	—	—
Interest expense	42	22	—	2	—	1	—	72	139
	44	2,633	656	108	29	58	21	77	3,626
(Loss) income before income tax (expense) benefit	(181)	71	(29)	(3)	4	(8)	(7)	(69)	(222)
Income tax (expense) benefit	—	(3)	8	—	—	(1)	—	3	7
Net (loss) income	(181)	68	(21)	(3)	4	(9)	(7)	(66)	(215)
Less: net (loss) income attributable to non-controlling interests	(100)	8	—	—	—	—	—	—	(92)
Net (loss) income attributable to Icahn Enterprises	$(81)	$60	$(21)	$(3)	$4	$(9)	$(7)	$(66)	$(123)
Supplemental information:
Capital expenditures	$—	$57	$36	$4	$1	$2	$—	$—	$100
Depreciation and amortization	$—	$92	$20	$6	$3	$2	$7	$1	$131

	Nine Months Ended September 30, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$7,045	$799	$340	$49	$132	$68	$—	$8,433
Other revenues from operations	—	—	527	—	58	—	3	—	588
Net loss from investment activities	(1,275)	—	—	—	—	—	—	—	(1,275)
Interest and dividend income	386	23	1	—	—	—	—	71	481
Other (loss) income, net	(67)	9	6	(8)	1	1	1	—	(57)
	(956)	7,077	1,333	332	108	133	72	71	8,170
Expenses:
Cost of goods sold	—	5,964	540	264	34	104	41	—	6,947
Other expenses from operations	—	—	435	—	48	—	—	—	483
Selling, general and administrative	19	128	362	43	13	29	35	24	653
Restructuring, net	—	—	—	—	—	1	—	—	1
Credit loss on related party note receivable	—	—	—	—	—	—	—	139	139
Loss on deconsolidation of subsidiary	—	—	—	—	—	—	—	246	246
Interest expense	132	67	3	9	—	1	—	214	426
	151	6,159	1,340	316	95	135	76	623	8,895
(Loss) before income tax (expense) benefit	(1,107)	918	(7)	16	13	(2)	(4)	(552)	(725)
Income tax (expense) benefit	—	(173)	5	(4)	—	—	—	90	(82)
Net (loss) income	(1,107)	745	(2)	12	13	(2)	(4)	(462)	(807)
Less: net (loss) income attributable to non-controlling interests	(555)	292	—	1	—	—	—	—	(262)
Net (loss) income attributable to Icahn Enterprises	$(552)	$453	$(2)	$11	$13	$(2)	$(4)	$(462)	$(545)
Supplemental information:
Capital expenditures	$—	$150	$38	$9	$2	$2	$—	$—	$201
Depreciation and amortization	$—	$269	$58	$20	$10	$5	$21	$1	$384

	Nine Months Ended September 30, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$8,216	$1,293	$322	$48	$173	$46	$—	$10,098
Other revenues from operations	—	—	516	—	43	—	3	—	562
Net gain from investment activities	262	—	—	—	—	—	—	48	310
Interest and dividend income	163	4	—	—	—	—	—	13	180
Other (loss) income, net	(61)	(83)	4	(11)	—	1	1	(1)	(150)
	364	8,137	1,813	311	91	174	50	60	11,000
Expenses:
Cost of goods sold	—	7,407	858	263	31	144	35	—	8,738
Other expenses from operations	—	—	400	—	41	—	—	—	441
Selling, general and administrative	16	130	640	40	11	37	30	17	921
Interest expense	127	70	1	5	—	2	—	219	424
	143	7,607	1,899	308	83	183	65	236	10,524
Income (loss) before income tax benefit (expense)	221	530	(86)	3	8	(9)	(15)	(176)	476
Income tax (expense) benefit	—	(94)	22	(3)	—	(1)	—	(17)	(93)
Net income (loss)	221	436	(64)	—	8	(10)	(15)	(193)	383
Less: net income attributable to non-controlling interests	106	205	—	—	—	—	—	—	311
Net income (loss) attributable to Icahn Enterprises	$115	$231	$(64)	$—	$8	$(10)	$(15)	$(193)	$72
Supplemental information:
Capital expenditures	$—	$145	$87	$13	$7	$2	$—	$—	$254
Depreciation and amortization	$—	$264	$60	$20	$9	$5	$21	$1	$380

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Petroleum products	$2,392	$2,543	$6,505	$7,593
Nitrogen fertilizer products	130	156	540	623
	$2,522	$2,699	$7,045	$8,216

Automotive

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Automotive Services	$406	$410	$1,167	$1,156
Aftermarket Parts	24	202	116	618
	$430	$612	$1,283	$1,774

Condensed Balance Sheets

	September 30, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$21	$889	$100	$11	$35	$4	$17	$1,813	$2,890
Cash held at consolidated affiliated partnerships and restricted cash	3,026	7	9	—	6	3	—	171	3,222
Investments	3,185	101	—	—	14	—	—	—	3,300
Accounts receivable, net	—	316	46	79	18	31	27	—	517
Inventories, net	—	610	249	114	—	87	25	—	1,085
Related party notes receivable, net	—	—	—	—	—	—	—	59	59
Property, plant and equipment, net	—	2,611	799	132	337	53	—	5	3,937
Goodwill and intangible assets, net	—	184	344	23	—	19	205	—	775
Other assets	4,824	271	462	101	84	18	8	204	5,972
Total assets	$11,056	$4,989	$2,009	$460	$494	$215	$282	$2,252	$21,757
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,240	$1,753	$870	$139	$49	$47	$55	$100	$4,253
Securities sold, not yet purchased, at fair value	3,801	—	—	—	—	—	—	—	3,801
Debt	—	1,590	24	142	1	10	—	5,308	7,075
Total liabilities	5,041	3,343	894	281	50	57	55	5,408	15,129

Equity attributable to Icahn Enterprises	3,634	873	1,115	162	440	158	227	(3,156)	3,453
Equity attributable to non-controlling interests	2,381	773	—	17	4	—	—	—	3,175
Total equity	6,015	1,646	1,115	179	444	158	227	(3,156)	6,628
Total liabilities and equity	$11,056	$4,989	$2,009	$460	$494	$215	$282	$2,252	$21,757

	December 31, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$19	$510	$32	$9	$26	$5	$16	$1,720	$2,337
Cash held at consolidated affiliated partnerships and restricted cash	2,455	7	10	—	8	3	—	66	2,549
Investments	6,719	76	—	—	14	—	—	—	6,809
Accounts receivable, net	—	358	99	87	12	24	26	—	606
Inventories, net	—	624	686	103	—	90	28	—	1,531
Property, plant and equipment, net	—	2,664	826	142	345	56	—	5	4,038
Goodwill and intangible assets, net	—	200	352	24	—	19	226	—	821
Other assets	8,041	296	527	110	102	16	6	125	9,223
Total assets	$17,234	$4,735	$2,532	$475	$507	$213	$302	$1,916	$27,914
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,589	$1,823	$981	$149	$47	$45	$61	$70	$4,765
Securities sold, not yet purchased, at fair value	6,495	—	—	—	—	—	—	—	6,495
Debt	—	1,591	21	162	1	12	—	5,309	7,096
Total liabilities	8,084	3,414	1,002	311	48	57	61	5,379	18,356

Equity attributable to Icahn Enterprises	4,184	648	1,530	149	455	156	241	(3,463)	3,900
Equity attributable to non-controlling interests	4,966	673	—	15	4	—	—	—	5,658
Total equity	9,150	1,321	1,530	164	459	156	241	(3,463)	9,558
Total liabilities and equity	$17,234	$4,735	$2,532	$475	$507	$213	$302	$1,916	$27,914

15.  Income Taxes

For the three months ended September 30, 2023, we recorded an income tax expense of $96 million on pre-tax income of $66 million compared to an income tax benefit of $7 million on pre-tax loss of $222 million for the three months ended September 30, 2022. Our effective income tax rate was 144% and 3.2% for the three months ended September 30, 2023 and 2022, respectively.

For the three months ended September 30, 2023, the effective tax rate was higher than the statutory federal rate of 21%, for corporations, primarily due to partnership loss for which there was no tax benefit as such losses are allocated to the partners and from changes in the valuation allowance.  For the three months ended September 30, 2022, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership loss for which there was no tax benefit as such losses are allocated to the partners and from changes in the valuation allowance.

For the nine months ended September 30, 2023, we recorded an income tax expense of $82 million on pre-tax loss of $725 million compared to an income tax expense of $93 million on pre-tax income of $476 million for the nine months ended September 30, 2022. Our effective income tax rate was (11.2%) and 19.5% for the nine months ended September 30, 2023 and 2022, respectively.

For the nine months ended September 30, 2023 and 2022, the effective tax rate was lower than the statutory federal tax rate of 21%, for corporations, primarily due to partnership loss for which there was no tax benefit as such losses are allocated to the partners and from changes in the valuation allowance.

16.  Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits, Net
	of Tax	of Tax	Total

	(in millions)
Balance, December 31, 2022	$(45)	$(25)	$(70)
Other comprehensive income (loss) before reclassifications, net of tax	—	1	1
Other comprehensive income (loss), net of tax	—	1	1
Balance, September 30, 2023	$(45)	$(24)	$(69)

17.  Other Loss, Net

Other loss, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Dividend expense	$(21)	$(26)	$(68)	$(61)
Equity earnings from non-consolidated affiliates	4	2	9	7
Gain on disposition of assets, net	2	1	5	3
Foreign currency transaction gain	(1)	(6)	1	(11)
Legal settlement loss	—	—	—	(88)
Loss on extinguishment of debt, net	—	—	—	(1)
Other	—	1	(4)	1
	$(16)	$(28)	$(57)	$(150)

18.  Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect human health and the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities on an undiscounted basis were $20 million and $22 million as of September 30, 2023 and December 31, 2022, respectively, primarily within our Energy segment, which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

Energy

Clean Air Act Matter - CVR Energy’s indirect wholly-owned subsidiary, Coffeyville Resource Refining & Marketing, LLC (“CRRM”) and certain of its affiliates have agreed to settle claims brought in the United States District Court for the District of Kansas (“D. Kan”) by the United States, on behalf of the EPA, and the State of Kansas, on behalf of the Kansas Department of Health and Environment (“KDHE”) which primarily relate to the CRRM refinery’s flares. The EPA and KDHE are seeking stipulated penalties under a 2012 Consent Decree (“CD”) (the “Stipulated Claims”), which amount CRRM previously deposited into a commercial escrow account and which escrowed funds are legally restricted for use and are included in Other assets in our condensed consolidated balance sheets. The EPA and KDHE also filed a complaint in the D. Kan alleging violations of the Clean Air Act, the Kansas State Implementation Plan, Kansas law, and CRRM’s permits seeking civil penalties, injunctive relief, and related relief in connection with these claims (collectively, the “Statutory Claims”). The parties have reached agreement to resolve the Stipulated Claims and the Statutory Claims subject to final approvals by the EPA and KDHE. The terms of the settlement will be set forth in a consent decree that is in the process of being executed by the parties, which consent decree is subject to the approval and entry by the D. Kan following a period for public notice and comment. Should the settlement and consent decree be finalized as agreed to between the parties, such settlement is not expected to have a material impact on CVR Energy’s financial position, results of operations, or cash flows. Should such settlement not be finalized as agreed to between the parties, CVR Energy cannot determine whether any subsequent enforcement or litigation relating thereto would have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Renewable Fuel Standards

CVR Energy’s obligated-party subsidiaries are subject to the Renewable Fuel Standard (“RFS”) implemented primarily by the EPA which requires refiners to either blend renewable fuels into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. CVR Energy’s obligated party subsidiaries are not able to blend the substantial majority of their transportation fuels and, unless their obligations are waived by the EPA, have to purchase RINs on the open market and may have to obtain waiver credits for cellulosic biofuels or other exemptions from the EPA, to the extent available, in order to comply with the RFS. CVR Energy’s obligated-party subsidiaries have filed a number of petitions in the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) and the United States Court of Appeals for the District of Colombia Circuit (the “DC Circuit”) challenging certain actions taken by the EPA in April 2022 and June 2022 relating to the RFS including but not limited to the EPA’s denial of small refinery exemptions (“SREs”) sought by one of CVR Energy’s obligated-party subsidiaries, Wynnewood Refining Company, LLC (“WRC”), for the 2017 through 2021 compliance periods (the “SRE Denial”), and challenging the EPA’s Final Rule issued in July 2022 establishing renewable volume obligations (“RVO”). CVR Energy’s obligated-party subsidiaries have also intervened in an action filed by certain biofuels producers relating to the RFS. In March 2023, the Fifth Circuit granted WRC’s motion to stay enforcement of the RFS against WRC for the 2020 and 2021 compliance periods pending resolution of its underlying lawsuit relating to the denial; oral argument before the Fifth Circuit took place in October 2023. In July 2023, the EPA denied 26 petitions from small refineries seeking SREs for one or more of the compliance years between 2016 and 2023, including the SRE sought by WRC for 2022, which denial WRC has challenged in court. In October 2023, the Fifth Circuit granted WRC’s motion to stay enforcement of the RFS against WRC for the 2022 compliance period pending resolution of its underlying lawsuit against EPA relating to its denial. CVR Energy cannot yet determine at this time the outcomes of these matters. However, while CVR Energy intends to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to CVR Energy, they could have a material effect on our Energy business’ financial position, results of operations, or cash flows.

Our Energy segment recognized a benefit of approximately $135 million and an expense of approximately $86 million for the three months ended September 30, 2023 and 2022, respectively, for CVR Energy’s obligated-party subsidiaries’ compliance with the RFS (based on the 2020, 2021, 2022 and 2023 annual RVO for the respective periods, excluding the impacts of any exemptions or waivers to which the obligated-party subsidiaries may be entitled). For the nine months ended September 30, 2023 and 2022, such benefits were $99 million and such expenses were $328 million, respectively. These recognized amounts are included in cost of goods sold in the condensed consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Refining, LP (“CVR Refining”) may be entitled), the remaining position is valued using RIN market prices at period end using each specific or closest vintage year. As of September 30, 2023 and December 31, 2022, CVR Energy’s obligated-party subsidiaries’ RFS position was $413 million and $692 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

Litigation

From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations. See the matters described under the caption “Other” below.

Energy

Call Option Coverage Case – In September 2023, the Superior Court of the State of Delaware (the “Delaware Court”) denied the motion filed by the primary and excess insurers (the “Insurers”) of CVR Energy and certain of its affiliates (the “Call Defendants”) seeking to stay the Call Defendants’ action against the Insurers in relation to insurance policies that have coverage limits of $50 million (the “Policies”) alleging breach of contract and breach of the implied covenant of good faith and fair dealing relating to the Insurers’ denial of coverage of the Call Defendants’ defense expenses and indemnity, as well as other conduct of the Insurers, relating to the lawsuits filed by former unitholders of CVR Refining against the Call Defendants relating to CVR Energy’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner, which action was settled by the parties on August 19, 2022 (the “Call Option Lawsuits”). This ruling allows CVR Energy’s case against the Insurers to proceed in the Delaware Court. The 434th Judicial District Court of Fort Bend County, Texas (the “Texas Court”) granted summary judgment in the Insurers’ declaratory judgment action seeking determination that the Insurers owe no indemnity coverage in relation to the Policies for settlement of the Call Option Lawsuits, which CVR Energy intends to appeal once final judgment is entered.

As CVR Energy’s potential appeal of the Texas Court’s summary judgment rulings and its Delaware Court lawsuit are not yet concluded, CVR Energy cannot determine at this time the outcome of these lawsuits, including whether the outcome would have a material impact on its financial position, results of operations, or cash flows.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 85% of Icahn Enterprises’ outstanding depositary units as of September 30, 2023. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of September 30, 2023. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $35 million as of September 30, 2023. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

Other

Icahn Enterprises L.P. was contacted on May 3, 2023 by the U.S. Attorney’s office for the Southern District of New York and on June 21, 2023 by the staff of the Division of Enforcement of the U.S. Securities and Exchange Commission (the “SEC”), seeking production of information relating to the Company and certain of its affiliates’ corporate governance, capitalization, securities offerings, disclosure, dividends, valuation, marketing materials, due diligence and other materials. We are cooperating with these requests and investigations and are providing documents in response to these requests for information. In addition, two putative securities class action lawsuits have been filed against the Company in the U.S. District Court for the Southern District of Florida alleging violations of the federal securities laws, Okaro v. Icahn Enterprises L.P. et al., Case No. 23-21773 (S.D. Fl.), and Levine v. Icahn Enterprises L.P. et al., Case No. 23-22009 (S.D. Fl.). These lawsuits have been consolidated but a lead plaintiff has not been appointed. A derivative complaint has also been filed in the U.S. District Court for the Southern District of Florida, naming the Company’s general partner, its directors, and certain current and former officers as defendants, and the Company as a nominal defendant, alleging breaches of fiduciary duties with respect to the Company’s disclosure, Patrick Pickney v. Icahn Enterprises G.P. Inc. Case No. 1:23-cv-22932-KMW (S.D. Fl.).

We believe that we maintain a strong compliance program and, while no assurances can be made, and we are still evaluating these matters, we do not currently believe that these inquiries and litigations will have a material impact on our business, financial condition, results of operations or cash flows.

19.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Nine Months Ended September 30,
	2023	2022

	(in millions)
Cash payments for interest	$(299)	$(303)
Cash payments for income taxes, net of payments	(95)	(139)
Partnership contributions receivable	6	2
Non-cash Investment segment contributions to non-controlling interests	—	3
Investment segment distributions to non-controlling interests	(2)	—

20. Subsequent Events

Icahn Enterprises

LP Unit Distribution

On November 1, 2023, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.00 per depositary unit, which will be paid on or about December 27, 2023, to depositary unitholders of record at the close of business on November 17, 2023. Depositary unitholders will have until December 15, 2023, to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending December 22, 2023. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2023 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 24, 2023.

Executive Overview

Introduction

Icahn Enterprises L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987 and headquartered in Sunny Isles Beach, Florida. We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Real Estate, Home Fashion and Pharma. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises (unless otherwise noted), and investment activity and expenses associated with our Holding Company. References to “we,” “our,” “us” or “the Company” herein include Icahn Enterprises and its subsidiaries, unless the context otherwise requires.

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2023, representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 85% of Icahn Enterprises’ outstanding depositary units as of September 30, 2023.

Significant Transactions and Developments

On January 31, 2023, a subsidiary of Icahn Automotive Group LLC (“Icahn Automotive”), IEH Auto Parts Holding LLC and its subsidiaries (collectively “Auto Plus”), an Aftermarket Parts distributor held within our Automotive segment, filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code. As a result of this filing, the Company has determined that it no longer controls Auto Plus under the criteria set out in Statement of Financial Accounting Standards ASC Topic 810, “Consolidation” and has deconsolidated its investment effective the date of the filing. As a result of Auto Plus’s bankruptcy, the Company recorded a non-cash charge of $246 million in the nine months ended September 30, 2023. We estimated our cash to be collected for the repayment of the note receivable to be $59 million at September 30, 2023, resulting in a write-off of $127 million during the nine months ended September 30, 2023.

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

The war between Israel and Hamas, which began in October 2023, has the potential for broader regional conflict in the Middle East and, along with the ongoing Russian/Ukraine conflict, can significantly impact the global oil, fertilizer, and agriculture markets. Such conflicts pose significant geopolitical risks to global markets, raise concerns of major implications, such as enforcement of sanctions, can contribute to further oil inventory tightening and price volatility, and can disrupt the production and trade of fertilizer, grains, and feedstock supply through several means, including trade restrictions and supply chain disruptions. The ultimate outcome of these conflicts and any associated market disruptions are difficult to predict and may affect our business, operations, and cash flows in unforeseen ways.

The comparability of our summarized consolidated financial results presented below is affected primarily by (i) the performance of the Investment Funds (as defined below), (ii) the results of operations of our Energy segment, impacted by the demand and pricing for its products and (iii) the deconsolidation of Auto Plus within our Automotive segment. Refer to our respective segment discussions and “Other Consolidated Results of Operations,” below for further discussion.

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022

	(in millions)
Investment	$(245)	$(137)	$(297)	$(181)	$(166)	$(81)
Holding Company	24	8	(91)	(66)	(91)	(66)

Other Operating Segments:
Energy	2,535	2,704	342	68	235	60
Automotive	448	627	7	(21)	7	(21)
Food Packaging	103	105	—	(3)	—	(3)
Real Estate	51	33	10	4	10	4
Home Fashion	47	50	(1)	(9)	(1)	(9)
Pharma	26	14	—	(7)	—	(7)
Metals	—	—	—	—	—	—
Other operating segments	3,210	3,533	358	32	251	24
Consolidated	$2,989	$3,404	$(30)	$(215)	$(6)	$(123)

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022

	(in millions)
Investment	$(956)	$364	$(1,107)	$221	$(552)	$115
Holding Company	71	60	(462)	(193)	(462)	(193)

Other Operating Segments:
Energy	7,077	8,137	745	436	453	231
Automotive	1,333	1,813	(2)	(64)	(2)	(64)
Food Packaging	332	311	12	—	11	—
Real Estate	108	91	13	8	13	8
Home Fashion	133	174	(2)	(10)	(2)	(10)
Pharma	72	50	(4)	(15)	(4)	(15)
Metals	—	—	—	—	—	—
Other operating segments	9,055	10,576	762	355	469	150
Consolidated	$8,170	$11,000	$(807)	$383	$(545)	$72

Investment

We invest our proprietary capital through various private investment funds (“Investment Funds”). As of September 30, 2023 and December 31, 2022, we had investments with a fair market value of approximately $3.6 billion and $4.2 billion, respectively, in the Investment Funds. As of September 30, 2023 and December 31, 2022, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $2.3 billion and $4.9 billion, respectively. During the nine months ended September 30, 2023, Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $2,022 million from the Investment Funds.

Our Investment segment’s results of operations are reflected in net income in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of September 30, 2023.

For the three months ended September 30, 2023 and 2022, our Investment Funds’ returns were (4.4)% and (1.9)%, respectively. For the nine months ended September 30, 2023 and 2022, our Investment Funds’ returns were (13.3)% and 2.4%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses.

The following table sets forth the performance attribution for the Investment Funds’ returns.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Long positions	(2.0)%	(4.9)%	(3.8)%	(8.6)%
Short positions	(3.4)%	2.7%	(12.3)%	10.9%
Other	1.0%	0.3%	2.8%	0.1%
	(4.4)%	(1.9)%	(13.3)%	2.4%

The following table presents net income (loss) for our Investment segment for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Long positions	$(125)	$(431)	$(315)	$(720)
Short positions	(240)	226	(1,002)	938
Other	68	24	210	3
	$(297)	$(181)	$(1,107)	$221

Three Months Ended September 30, 2023 and 2022

For the three months ended September 30, 2023, the Investment Funds’ negative performance was primarily driven by net losses in short positions. The negative performance of our Investment segment’s short positions was driven primarily by losses from several energy sector investments totaling $401 million and the negative performance of certain credit default swap positions of $102 million, offset in part by gains from a broad market hedge of $179 million and the aggregate performance of short equity and credit positions with net gains across various sectors of $158 million. The negative performance of our Investment segment’s long positions was driven primarily by losses from one healthcare sector investment of $115 million and two utility sector investments of $95 million, offset in part by gains on one energy sector investment of $98 million.

For the three months ended September 30, 2022, the Investment Funds’ negative performance was primarily driven by net losses in long positions and credit default swaps, offset in part by other net gains in short positions. The negative performance of our Investment segment’s long positions was driven primarily by losses from a consumer, cyclical sector investment of $163 million and a utility sector investment of $133 million as well as the aggregate performance of long positions with net losses across various sectors. The negative performance of our Investment segment’s long positions was offset in part by gains from two energy sector investments aggregating $196 million. The positive performance of our Investment segment’s short positions was driven primarily by the positive performance of broad market hedges of $398 million offset in part by the negative performance of certain credit default swap positions totaling $298 million.

Nine Months Ended September 30, 2023 and 2022

For the nine months ended September 30, 2023, the Investment Funds’ negative performance was primarily driven by net losses in short and long positions. The negative performance of our Investment segment’s short positions was driven primarily by losses from a broad market hedge of $439 million, and several energy segment investments of $226 million as well as the aggregate performance of short equity positions with net losses across various sectors of $239 million. The negative performance of our Investment segment’s long positions was driven primarily by the negative performance of one healthcare sector investment of $163 million and one material sector investment of $145 million as well as the aggregate performance of investments with net losses across various sectors.

For the nine months ended September 30, 2022, the Investment Funds’ positive performance was primarily driven by net gains in their short positions, offset in part by net losses in certain long positions and credit default swaps. The positive performance of our Investment segment’s short positions was driven primarily by a broad market hedge totaling $1.4 billion and the aggregate performance of short positions with net gains across various sectors. The negative performance of our Investment segment’s long positions was driven primarily by the negative performance of one healthcare investment of approximately $1.2 billion and the aggregate performance of investments with net losses across various sectors accounted for additional negative performance, offset in part by gains in two energy sector investments aggregating approximately $2.0 billion. The positive performance of short positions was offset in part by the negative performance of an energy sector hedge totaling $407 million and the negative performance of certain credit default swap positions of $704 million.

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 92% and 92% of our Energy segment’s net sales for the nine months ended September 30, 2023 and 2022, respectively.

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

In addition to recent market conditions, such as the war between Israel and Hamas and the impact of the Russia/Ukraine conflict, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage and emissions standards for vehicles. The petroleum business is also subject to the EPA’s Renewable Fuel Standard (“RFS”), which requires the operating companies in our Energy segment to either blend “renewable fuels” with their transportation fuels or purchase renewable identification numbers (“RINs”), to the extent available, in lieu of blending, or to seek other exemptions. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Refer to Note 18, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of RINs.

In April 2022, our Energy segment completed a renewable diesel project at one of its refineries, which converted the refinery’s hydrocracker to a renewable diesel unit (“RDU”) capable of producing up to 100 million gallons of renewable diesel per year at a total cost of $179 million. The renewable diesel facility produces renewable diesel and has a capacity of approximately 7,500 barrels per day. Further, the conversion enables our Energy segment to capture additional benefits associated with the existing blenders’ tax credit that is currently set to expire at the end of 2024 and low carbon fuel standard programs in states such as California. Our Energy segment has additional plans to add pretreating capabilities for the RDU, which is expected to be completed in the fourth quarter of 2023, at an estimated cost of $94 million. These collective renewable efforts could reduce our Energy segment’s RFS exposure. However, impacts from recent climate change initiatives under the Biden Administration, actions taken by the courts, resulting administration actions under the RFS, and market conditions, could significantly impact the amount by which our Energy segment’s renewables business could mitigate our costs to comply with the RFS, if at all.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Net sales	$2,522	$2,699	$7,045	$8,216
Cost of goods sold	2,048	2,569	5,964	7,407
Gross margin	$474	$130	$1,081	$809

Three Months Ended September 30, 2023 and 2022

Net sales for our Energy segment decreased by $177 million (7%) for the three months ended September 30, 2023 as compared to the comparable prior year period partially due to a decrease in our petroleum business’ net sales, which decreased $151 million. The decrease in the petroleum business’ net sales was due to a decrease in refined product prices primarily due to lower crude oil prices as the onset of the Russia/Ukraine war disrupted global energy markets in the prior period coupled with recession concerns and slowing demand trends in the current period. The decrease in the Energy segment’s net sales was also partially due to a decline of our nitrogen fertilizer business’ net sales of $26 million, primarily due to a decrease in urea ammonium nitrate (“UAN”) and ammonia pricing conditions primarily due to lower natural gas prices and deferred fertilizer demand at the retail level, offset in part by increased sales volume, which was primarily attributable to increased production at both fertilizer facilities due to operating reliability after the planned turnarounds in the third quarter of 2022.

Cost of goods sold for our Energy segment decreased by $521 million (20%) for the three months ended September 30, 2023 as compared to the comparable prior year period. The decrease was primarily due to our petroleum business as a result of a decrease in net sales due to lower crude oil prices, lower costs to comply with the RFS of $8 million, excluding revaluation expense variance of $211 million driven by a decline in RIN prices coupled with an increase in RINs generated by ethanol and biodiesel blending for the three months ended September 30, 2023 compared to the prior period. Gross margin for our Energy segment increased by $344 million for the three months ended September 30, 2023 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 19% and 5% for the three months ended September 30, 2023 and 2022, respectively. The increase in gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to lower RFS costs and favorable inventory valuations within the petroleum business.

Nine Months Ended September 30, 2023 and 2022

Net sales for our Energy segment decreased by $1,171 million (14%) for the nine months ended September 30, 2023 as compared to the comparable prior year period partially due to a decrease in our petroleum business’ net sales, which decreased $1,088 million, as well as a decrease in our nitrogen fertilizer business’ net sales, which decreased $83 million over the comparable periods. The decrease in the petroleum business’ net sales was due to a decrease in refined product prices primarily due to lower crude oil prices as the onset of the Russia/Ukraine war disrupted global energy markets in the prior period and recession concerns and slowing demand trends in the current period. The decrease in the Energy segment’s net sales was also partially due to a decline of our nitrogen fertilizer business’ net sales of $83 million, primarily due to a decrease in UAN and ammonia pricing conditions, offset in part by increased sales volumes, which was primarily attributable to increased production at both fertilizer facilities due to operating reliability after the planned turnarounds in the third quarter of 2022.

Cost of goods sold for our Energy segment decreased by $1,443 million (19%) for the nine months ended September 30, 2023 as compared to the comparable prior year period. The decrease was primarily due to our petroleum business as a result of a decrease in net sales due to lower crude oil prices and a favorable RINs liability revaluation of $336 million driven by a decline in RIN prices and an increase in RINs generated from ethanol and biodiesel blending, offset in part by a higher renewable volume obligation. Gross margin for our Energy segment increased by $272 million for the nine months ended September 30, 2023 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 15% and 10% for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily attributable to the petroleum business, which was primarily due to lower crack spreads and a favorable RINs liability revaluation.

Automotive

Our Automotive segment’s results of operations are generally driven by the demand for automotive service and maintenance, which is impacted by general economic factors, vehicle miles traveled, and the average age of vehicles on the road, among other factors.

Our Automotive segment has been in the process of a multi-year transformation plan. As part of this plan, during the year ended December 31, 2022, our Automotive segment completed the separation of certain of its Automotive Services and Aftermarket Parts businesses into two separate operating companies. In January 2023, Auto Plus filed a voluntary bankruptcy petition seeking relief under Chapter 11 of the Bankruptcy Code, which has reduced our Automotive segment’s assets, reduced the sales of our Automotive segment in the nine months ended September 30, 2023, and will result in lower net sales from our Automotive segment in future periods. Our results of operations for the nine months ended September 30, 2023 include the results of Auto Plus prior to its January 31, 2023 bankruptcy petition.

Our Automotive segment’s results include AEP PLC LLC (“AEP PLC”), which acquired $10 million in assets, mainly comprised of Aftermarket Parts inventory from the Auto Plus auction.

Our Automotive segment’s priorities include:

●	Positioning the Automotive Services business to take advantage of opportunities in the do-it-for-me market and vehicle fleets;
●	Improving inventory management and tire distribution network;
●	Investment in, and strategic review of, capital projects within Icahn Automotive’s owned and leased locations to increase leasing revenue, restructure lease liabilities, and reduce occupancy costs;
●	Investment in customer experience initiatives and selective upgrades in facilities;
●	Investment in employees with focus on training and career development; and
●	Business process improvements, including investments in our supply chain and information technology capabilities.

The following table presents our Automotive segment’s operating revenue, cost of revenue and gross margin. Our Automotive segment’s results of operations include Automotive Services labor along with the sale of any installed parts or materials related to Automotive Services. Automotive Services labor revenues are included in other revenues from operations in our condensed consolidated statements of operations, however, the sales of any installed parts or materials related to Automotive Services are included in net sales. Rental revenues and related expenses for properties leased to third parties, which are included in other revenues from operations and related expenses which are included in other expenses in our condensed consolidated statements of operations, are excluded from the table below. Therefore, we discuss the combined results of our Automotive net sales and Automotive Services labor revenues below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Net sales and other revenues from operations	$430	$612	$1,283	$1,774
Cost of goods sold and other expenses from operations	298	429	901	1,221
Gross margin	$132	$183	$382	$553

Three Months Ended September 30, 2023 and 2022

Net sales and other revenues from operations for our Automotive segment for the three months ended September 30, 2023 decreased by $182 million (30%) as compared to the comparable prior year period. The decrease was primarily attributable to a decrease in Aftermarket Parts sales of $178 million (88%) due to the deconsolidation of Auto Plus as of January 31, 2023. The decrease in the Automotive segment’s net sales was also partially due to a decrease in Automotive Services revenue of $4 million (1%), mainly due to lower car counts primarily from closed stores.

Cost of goods sold and other expenses from operations for the three months ended September 30, 2023 decreased by $131 million (31%) as compared to the comparable prior year period. The decrease was primarily driven by decreased Aftermarket Parts sales related to the deconsolidation of Auto Plus. Gross margin on net sales and other revenue from operations for the three months ended September 30, 2023 decreased from the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 31% and 30% for the three months ended September 30, 2023 and 2022, respectively.

Nine Months Ended September 30, 2023 and 2022

Net sales and other revenues from operations for our Automotive segment for the nine months ended September 30, 2023 decreased by $491 million (28%) as compared to the comparable prior year period. The decrease was primarily attributable to a decrease in Aftermarket Parts sales of $502 million (81%), primarily related due to the deconsolidation of Auto Plus as of January 31, 2023. Partially offsetting this decrease was an increase in Automotive Services revenue of $11 million (1%), mainly due to pricing actions in late 2022 that saw benefit through 2023, offset in part by lower car counts primarily from closed stores.

Cost of goods sold and other expenses from operations for the nine months ended September 30, 2023 decreased by $320 million (26%) as compared to the comparable prior year period. The decrease was primarily driven by decreased Aftermarket Parts sales of $502 million, primarily related to the deconsolidation of Auto Plus. Gross margin on net sales and other revenue from operations for the nine months ended September 30, 2023 decreased from the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 30% and 31% for the nine months ended September 30, 2023 and 2022, respectively.

Food Packaging

Our Food Packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Three Months Ended September 30, 2023 and 2022

Net sales for the three months ended September 30, 2023 decreased $6 million (5%) as compared to the comparable prior year period. The decrease was primarily due to lower volumes of $16 million offset in part by an increase of $9 million in price and product mix and an increase of $1 million due to the favorable effects of foreign exchange rates.

Cost of goods sold for the three months ended September 30, 2023 decreased $9 million (10%) compared to the comparable prior year period primarily due to effects of lower volume and improved distribution costs offset by higher purchase price variance and manufacturing variances. Gross margin as a percentage of net sales was 21% and 17% for the three months ended September 30, 2023 and 2022, respectively.

Nine Months Ended September 30, 2023 and 2022

Net sales for the nine months ended September 30, 2023 increased $18 million (6%) as compared to the comparable prior year period. The increase was primarily due to an increase of $37 million in price and product mix, offset in part by $19 million of lower volumes. Cost of goods sold for the nine months ended September 30, 2023 increased by $1 million (0%) as compared to the comparable prior year period primarily due to the effects of higher manufacturing variances offset by lower distribution costs and volumes. Gross margin as a percentage of net sales was 22% and 18% for the nine months ended September 30, 2023 and 2022, respectively.

Real Estate

Our Real Estate segment consists of investment properties which includes land, retail, office and industrial properties leased to corporate tenants, the development and sale of single-family homes, and the operations of a resort and a country club. Sales of single-family homes and investment properties are included in net sales in our consolidated statements of operations. Results from operations at investment properties and our country club are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for each of the three months ended September 30, 2023 and 2022 were primarily derived from the sale of residential units and rental operations.

Three Months Ended September 30, 2023 and 2022

Net sales for the three months ended September 30, 2023 increased by $15 million (107%) as compared to the comparable prior year period primarily due to the sale of an investment property of $17 million during the three months ended September 30, 2023. Cost of goods sold for the three months ended September 30, 2023 increased $11 million (122%) compared to the prior year period primarily due to the sale of an investment property which had a cost basis of $11 million. Gross margin as a percentage of net sales was 31% and 36% for the three months ended September 30, 2023 and 2022, respectively.

Other revenues from operations for the three months ended September 30, 2023 increased by $3 million (16%) as compared to the comparable prior year period primarily due to increased occupancy and hotel rates at our resort and increased membership fees at our country club. Other expenses from operations for the three months ended September 30, 2023 increased $1 million (6%) compared to the prior year period.

Nine Months Ended September 30, 2023 and 2022

Net sales for the nine months ended September 30, 2023 increased by $1 million (2%) as compared to the comparable prior year period. Cost of goods sold for the nine months ended September 30, 2023 increased $3 million (10%) compared to the prior year period. Gross margin as a percentage of net sales was 31% and 35% for the nine months ended September 30, 2023 and 2022, respectively.

Other revenues from operations for the nine months ended September 30, 2023 increased by $15 million (35%) as compared to the comparable prior year period primarily due to a lease termination of $5 million on an investment property and increased related party leases of $3 million during the nine months ended September 30, 2023. Other expenses from operations for the nine months ended September 30, 2023 increased $7 million (17%) compared to the prior year period primarily due to higher expenses related to a lease default that occurred at an investment property in the nine months ended September 30, 2023.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended September 30, 2023 and 2022

Net sales for the three months ended September 30, 2023 decreased by $3 million (6%) as compared to the comparable prior year period mostly due to normalized demand for our hospitality business in 2023 compared to a post pandemic related increase in demand in 2022 and a one-time textile award for the 2022 FIFA World Cup. Retail sales decreased as the soft home category has slowed, retailers have trimmed inventory and some retail customers have filed for bankruptcy. Cost of goods sold for the three months ended September 30, 2023 decreased by $5 million (12%) compared to the comparable prior year period mostly due to lower hospitality and retail sales along with lower material and freight costs. Gross margin as a percentage of net sales was 20% and 14% for the three months ended September 30, 2023 and 2022, respectively.

Nine Months Ended September 30, 2023 and 2022

Net sales for the nine months ended September 30, 2023 decreased by $41 million (24%) as compared to the comparable prior year period mostly due to normalized demand for our hospitality business in 2023 compared to a post pandemic related increase in demand in 2022 and a one-time textile award for the 2022 FIFA World Cup. Retail sales decreased as the soft home category has slowed, retailers have trimmed inventory and some retail customers have filed for bankruptcy. Cost of goods sold for the nine months ended September 30, 2023 decreased by $40 million (28%) compared to the comparable prior year period mostly due to lower hospitality and retail sales along with lower material and freight costs. Gross margin as a percentage of net sales was 21% and 17% for the nine months ended September 30, 2023 and 2022, respectively.

Pharma

Our Pharma segment derives revenues primarily from the sale of its products directly to customers, wholesalers and pharmacies.

Three Months Ended September 30, 2023 and 2022

Net sales for the three months ended September 30, 2023 increased by $12 million (92%) as compared to the comparable prior year period primarily due to higher prescription growth resulting in increased sales. Cost of goods sold for the three months ended September 30, 2023 increased $4 million (36%) compared to the comparable prior year period due to increased sales. Gross margin as a percentage of net sales was 40% and 15% for the three months ended September 30, 2023 and 2022, respectively.

Nine Months Ended September 30, 2023 and 2022

Net sales for the nine months ended September 30, 2023 increased by $22 million (48%) as compared to the comparable prior year period primarily due to higher prescription growth resulting in increased sales. Cost of goods sold for the nine months ended September 30, 2023 increased $6 million (17%) compared to the prior year period due to increased sales. Gross margin as a percentage of net sales was 40% and 24% for the nine months ended September 30, 2023 and 2022, respectively.

Holding Company

Our Holding Company’s results of operations primarily reflect the loss on deconsolidation of one of its subsidiaries, credit loss on its related party note receivable, and net and interest expense on its senior unsecured notes for each of the three and nine months ended September 30, 2023 and 2022.

Other Consolidated Results of Operations

Loss on deconsolidation of subsidiary

As discussed in Note 3, “Subsidiary Bankruptcy and Deconsolidation”, to the consolidated financial statements, we deconsolidated Auto Plus effective as of January 31, 2023, resulting in a pretax loss on deconsolidation of subsidiary of $246 million during the nine months ended September 30, 2023.

Credit loss on related party note receivable

Our credit loss on related party note receivable of $139 million for the nine months ended September 30, 2023 relates to the note receivable expected to be uncollectible.

Selling, General and Administrative

Three Months Ended September 30, 2023 and 2022

Our consolidated selling, general and administrative costs during the three months ended September 30, 2023 decreased by $96 million (31%) as compared to the comparable prior year period primarily due to lower expenses of our Automotive segment mainly related to the deconsolidation of Auto Plus.

Nine Months Ended September 30, 2023 and 2022

Our consolidated selling, general and administrative costs during the nine months ended September 30, 2023 decreased by $268 million (29%) as compared to the comparable prior year period primarily due to lower expenses of our Automotive segment mainly related to the deconsolidation of Auto Plus.

Interest Expense

Three Months Ended September 30, 2023 and 2022

Our consolidated interest expense during the three months ended September 30, 2023 increased by $9 million (6%) as compared to the comparable prior year period. The increase was primarily due to higher interest expense for our Investment segment of $7 million due to higher rates on broker balances and increased short corporate bond exposure.

Nine Months Ended September 30, 2023 and 2022

Our consolidated interest expense during the nine months ended September 30, 2023 increased by $2 million (0%) as compared to the comparable prior year period. The increase was primarily due to our Investment segment of $5 million mainly due to higher rates on broker balances and increased short corporate bond exposure, offset in part by lower interest expense for our Holding Company.

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

As of September 30, 2023, our Holding Company had cash and cash equivalents of approximately $1.8 billion and total debt of approximately $5.3 billion. As of September 30, 2023, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $3.6 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

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

The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, the 4.750% senior unsecured notes due 2024, the 6.375% senior unsecured notes due 2025 and the 6.250% senior unsecured notes due 2026 are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.

As of September 30, 2023 and December 31, 2022, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of September 30, 2023, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

At-The-Market Offerings

During the nine months ended September 30, 2023, Icahn Enterprises sold 3,395,353 depositary units pursuant to its Open Market Sale Agreement, resulting in gross proceeds of $175 million. We continue to have an Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $149 million in aggregate gross sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of the agreement, and we have no obligation to sell additional depositary units under the Open Market Sale Agreement. Depending on market conditions, we may continue to sell depositary units under the Open Market Sale Agreement, and, if appropriate, enter into a new Open Market Sale Agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing Open Market Sale Agreement. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. While we were able to sell depositary units during the nine months ended September 30, 2023 (all of which were completed during the three months ended March 31, 2023), there can be no assurance that any future capital will be available on acceptable terms or at all under this program.

LP Unit Distributions

During the nine months ended September 30, 2023, Icahn Enterprises declared three quarterly dividends aggregating $5.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $190 million during the nine months ended September 30, 2023.

On November 1, 2023, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.00 per depositary unit, which will be paid on or about December 27, 2023 to depositary unitholders of record at the close of business on November 17, 2023. Depositary unitholders will have until December 15, 2023 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending December 22, 2023. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Repurchase Authorization

On May 9, 2023, the Board of Directors of Icahn Enterprises GP, the Company’s General Partner, approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”). The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. As of September 30, 2023, the Company has not repurchased any of the Company’s depositary units or senior notes under the Repurchase Program.

Partial Sale of Interests in Consolidated Subsidiaries

During the third quarter of 2023, we decreased our ownership in CVR Energy through the sale of common stock resulting in proceeds of $158 million and as of September 30, 2023, we owned approximately 66% of the total outstanding common stock of CVR Energy, compared to 71% as of June 30, 2023.

Captive Insurance Program

On May 1, 2023, we established a captive insurance program to supplement the insurance coverage of the officers, directors, employees and agents of the Company, its subsidiaries and our general partner, in addition to our newly established commercial insurance program. As a result, our cash available to our Holding Company decreased by $100 million as these assets were transferred to restricted cash. If and when the captive insurance program is cancelled, previously restricted funds will be released and returned to the Holding Company.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of September 30, 2023, the Investment Funds had a net short notional exposure of 41%. The Investment Funds’ long exposure was 88% (84% long equity and 4% long credit) and its short exposure was 128% (108% short equity, 11% short credit and 9% short commodity). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at September 30, 2023.

Of the Investment Funds’ 88% long exposure, 53% was comprised of the fair value of its long positions and 35% was comprised mostly of single name equity forward and swap contracts. Of the Investment Funds’ 128% short exposure, 63% was comprised of the fair value of its short positions (with certain adjustments) and 65% was comprised mostly of short broad market index swap derivative contracts and short credit default swap contracts.

With respect to both our long positions that are not notionalized (53% long exposure) and our short positions that are not notionalized (63% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other short positions (65% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

During the second quarter, our bearish view on the market shifted which has impacted and may continue to impact our net short position accordingly, which can be offset by exiting certain long positions and market performance.

Investment Funds Redemption

During the nine months ended September 30, 2023, Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $2,022 million from his personal interests in the Investment Funds included in the Investment segment. As of September 30, 2023 and December 31, 2022, the total fair market value of investments in the Investment Funds owned by the Company was approximately $3.6 billion and $4.2 billion, respectively, representing approximately 60% and 46% of the Investment Funds’ assets under management as of each respective date.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	September 30,	December 31,
	2023	2022

	(in millions)
Energy	$889	$510
Automotive	100	32
Food Packaging	11	9
Real Estate	35	26
Home Fashion	4	5
Pharma	17	16
	$1,056	$598

Segment Borrowings and Availability

Segment debt consists of the following:

	September 30,	December 31,
	2023	2022

	(in millions)
Energy	$1,590	$1,591
Automotive	24	21
Food Packaging	142	162
Real Estate	1	1
Home Fashion	10	12
	$1,767	$1,787

Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of September 30, 2023, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

September 30,
2023
(in millions)
Energy	$299
Food Packaging	30
$329

The above outstanding debt and borrowing availability with respect to each of our continuing operating segments reflects third-party obligations.

Subsidiary Stock Repurchase Program

On May 6, 2020, the Board of Directors of CVR Partners’ general partner approved a unit repurchase program which would enable it to repurchase up to $10 million of its common units from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. On February 22, 2021, the Board of Directors of CVR Partners authorized an additional $10 million under the unit repurchase program. During the nine months ended September 30, 2023, CVR Partners did not repurchase any common units. During the nine months ended September 30, 2022, CVR Partners repurchased 111,695 common units on the open market at a cost of $12 million. As of September 30, 2023, CVR Partners has a nominal amount remaining under its unit repurchase program.

On October 23, 2019, the Board of Directors of CVR Energy authorized a stock repurchase program, which would have enabled it to repurchase up to $300 million of its common stock. As of September 30, 2023, CVR Energy did not repurchase any common stock, and such program expired, in accordance with its terms, on October 22, 2023.

Consolidated Cash Flows

Our consolidated cash flows are composed of the activities within our Holding Company, Investment segment and other operating segments. Our Holding Company’s cash flows are generally driven by cash flows resulting from our subsidiaries loans, dividends, distributions and contributions, as well as divestitures and acquisitions, equity offerings and debt financings, interest income and expense. Our Investment segment’s cash flows are primarily driven by investment transactions, which are included in net cash flows from operating activities due to the nature of its business, as well as contributions to and distributions from Mr. Icahn and his affiliates (including Icahn Enterprises and Icahn Enterprises Holdings) and Brett Icahn, which are included in net cash flows from financing activities. Our other operating segments’ cash flows are driven by the activities and performance of each business as well as transactions with our Holding Company, as discussed below.

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

	(in millions)
Holding Company	$(139)	$346	$(9)	$(225)	$285	$(102)
Investment	2,606	—	(2,033)	2,692	—	(14)

Other Operating Segments:
Energy	984	(181)	(424)	868	(217)	(543)
Automotive	97	(33)	3	(14)	(84)	124
Food Packaging	31	(9)	(20)	(1)	(13)	7
Real Estate	33	2	(28)	25	(8)	(22)
Home Fashion	(2)	(1)	2	(11)	(2)	15
Pharma	11	—	(10)	6	—	—
Other operating segments	1,154	(222)	(477)	873	(324)	(419)
Total before eliminations	3,621	124	(2,519)	3,340	(39)	(535)
Eliminations	—	(205)	205	—	(132)	132
Consolidated	$3,621	$(81)	$(2,314)	$3,340	$(171)	$(403)

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

Holding Company

	Nine Months Ended September 30,
	2023	2022

Operating Activities:
Cash payments for interest on senior unsecured notes	$(186)	$(205)
Interest and dividend income	68	13
Net cash receipts for income taxes, net of payments	(3)	(3)
Operating costs and other	(18)	(30)
	$(139)	$(225)
Investing Activities:
Proceeds from partial sale of interests in consolidated subsidiaries	$158	$—
Dividends and distributions from operating segments	216	265
Contributions to operating segments	(9)	(133)
Partnership net debt transactions	(19)	—
Proceeds from sale of investments	—	153
	$346	$285
Financing Activities:
Partnership contributions	$182	$560
Partnership distributions	(191)	(162)
Repayments of Holding Company senior unsecured notes	—	(500)
	$(9)	$(102)
Increase (decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	$198	$(42)

The decrease in interest payments for the nine months ended September 30, 2023, over the comparable period is primarily due to the redemption of $500 million of senior unsecured notes in February 2022.

Proceeds from the partial sale of interests in consolidated subsidiaries and sale of investments includes the proceeds from equity investments.

Dividends and distributions from operating segments may include dividends and distributions paid to the Holding Company and are eliminated in consolidation.

Contributions to operating segments are eliminated in consolidation.

Partnership net debt transactions includes proceeds and payments that are eliminated in consolidation.

Partnership contributions represent sales in connection with our “at-the-market” offerings pursuant to our Open Market Sale Agreements entered into May 2019, as discussed above.

Partnership distributions represent cash paid to depositary unitholders in connection with our regularly quarterly distributions.

Net debt transactions include the redemption of our $500 million aggregate principal amount of 6.750% senior unsecured notes due 2024.

 Borrowings

Over the next twelve months, our Holding Company has $1,102 million of debt maturing on our 4.750% senior unsecured notes due September 2024 and callable at par on June 15, 2024. We are currently in compliance with our debt covenants and have the ability to refinance at any time. As part of our ongoing evaluation, we are considering various strategies, such as refinancing or redeeming the notes. Interest rates have increased in recent periods, and there is no guarantee we will be able to refinance the notes on the same or favorable terms.

Subsidiary Dividends

During the nine months ended September 30, 2023, we received $178 million in dividends from our Energy segment. Subsequent to September 30, 2023, our Energy segment declared a cash dividend of $0.50 per share and a special dividend of $1.50 per share, which is payable November 20, 2023 to shareholders of record as of November 13, 2023. Our portion of the dividends will include approximately $133 million in cash.

 Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Our Investment segment’s cash flows used in financing activities for the nine months ended September 30, 2023 was mainly attributable to redemptions paid to Mr. Icahn and his affiliates (excluding us and Brett Icahn) of $2,022 million. Our Investment segment’s cash flows used in financing activities for the nine months ended September 30, 2022 was mainly attributable to Brett Icahn’s net redemptions to the Investment Funds of $14 million.

Other Operating Segments

Our other operating segments’ cash flows from operating activities included net cash flows from operating activities before changes in operating assets and liabilities of $1,182 million and $719 million for the nine months ended September 30, 2023 and 2022, respectively, primarily due to the results of our Energy segment during both periods. The change in cash flows from operating activities for the nine months ended September 30, 2023 as compared to the comparable prior year was primarily due to an increase in the operating results of our Energy segment primarily associated with decreased expenses resulting from lower crude oil prices and favorable RINs liability revaluation expense in 2023.

Our other operating segments’ cash flows from investing activities were primarily due to capital expenditures and turnaround expenditures in our Energy segment of $203 million in 2023 compared to $219 million in 2022 and capital expenditures within our Automotive segment of $38 million in 2023 compared to $85 million in 2022.

Our other operating segments’ cash flows from financing activities were primarily due to our Energy segment. For the nine months ended September 30, 2023, our Energy segment paid a distribution to noncontrolling interests of $241 million, compared to $218 million paid in the nine months ended September 30, 2022. In addition, for the nine months ended September 30, 2022, our Energy segment redeemed senior notes of $65 million.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of September 30, 2023, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $318 million, $380 million and $760 million, respectively. However, as of September 30, 2023, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an interest of approximately 60% in the Investment Funds.

Item 4. Controls and Procedures

As of September 30, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below, there were no material changes to our risk factors during the three months ended September 30, 2023 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Our general partner, and its control person, has significant influence over us, and sales by our controlling unitholder pursuant to a margin call or otherwise could cause our unit price or the value of our assets in the Investment Funds to decline or otherwise impact our liquidity.

Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises, and approximately 85% of Icahn Enterprises’ outstanding depositary units as of September 30, 2023, and, as a result, has the ability to influence many aspects of our operations and affairs.

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

In addition, in past years through the present, Mr. Icahn from time to time has had and currently has borrowings from lenders and has pledged assets he owns personally, directly or through his affiliates, to secure these loans, which pledged assets include Icahn Enterprises depositary units and interests in the Investment Funds. The number of depositary units and the amount of interests in the Investment Funds owned personally by Mr. Icahn, directly or through his affiliates, pledged to secure these loans has been substantial and has fluctuated over time as a result of the amount of outstanding principal amount of the loans, the market price of the depositary units, the value of the Investment Fund interests, and other factors. As of September 30, 2023, Mr. Icahn and his affiliates have pledged 335,617,140 depositary units and approximately $1.4 billion of interests in the Investment Funds. Neither Icahn Enterprises nor any of its subsidiaries are party to these loans. Mr. Icahn amended and restated his loan agreements in July of 2023 (as amended and restated, the “Loan Agreement”), extending the maturity of certain of the previous loans, amending certain covenants, and providing for a principal payment of $500 million that was made prior to September 1, 2023, quarterly principal payments of $87.5 million beginning in September 2024, and a final principal payment of $2.5 billion at the end of the term. The terms of the Loan Agreement require that distributions paid upon, or proceeds from sales of, pledged depositary units be used to prepay the loans or be pledged as additional collateral. Pursuant to the terms of the Loan Agreement, a margin call may only be triggered in the event that the loan-to-value ratio set forth in the Loan Agreement is not maintained.

Unlike the previous loan agreements, for purposes of the loan-to-value ratio set forth in the Loan Agreement, the value of the pledged depositary units will be calculated based upon the Company’s indicative net asset value rather than the market price of the depositary units. Only a significant decline in the Company’s indicative net asset value, or the value of the interests in the Investment Funds, could result in margin calls. Declines in the trading price of the Company’s depositary units will no longer require Mr. Icahn to deposit additional funds or securities with the lenders or suffer foreclosure on or a forced sale of Mr. Icahn’s depositary units or other assets. While we are confident in our investment strategy and ability to continue to grow our investment portfolio through a refocused activist strategy, and in the effectiveness of our hedges, which are designed to avoid fluctuations in the value of our portfolio, successful execution of our activist investment activities and other aspects of our business involves many risks, some of which are out of our control.

Mr. Icahn may sell depositary units or make withdrawals from the Investment Funds in order to satisfy payment obligations under the Loan Agreements. Mr. Icahn has made withdrawals from the Investment Funds in recent months, and may make additional withdrawals, in order to repay a portion of his loans and for other purposes. In the event Mr. Icahn makes withdrawal requests from the Investment Funds, the Investment Funds may satisfy such withdrawal requests with cash or cash equivalents on hand, proceeds from sales of assets held by the Investment Funds or capital contributions from the Company, which could adversely affect the value of the assets held by the Investment Funds as well as the liquidity available to the Company.

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

We have become subject to, and may in the future be subject to, short selling strategies driving down the market price of our depositary units and increasing the volatility of the trading market for our depositary units, as well as regulatory investigations and litigation.

On May 2, 2023, a firm published a report making allegations about the Company in an attempt to drive down the market price of our depositary units, and the price of our depositary units declined significantly after the publication of this report and the market for our depositary units has been highly volatile since the publication of the report. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the securities to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of securities in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and they are not subject to certification requirements imposed by the SEC. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including securityholder suits against the company that may be prompted by such allegations, and we have already expended significant resources and management time in response to the short seller report. As further described below, as a result of the recent short seller report, we have become the subject of suits and government inquiries prompted by the allegations made by the short seller, and future short seller reports could prompt additional lawsuits or investigations.

Since the publication of the short seller report in May of 2023, we have received two, and may receive additional, putative securities class action lawsuits. The two putative securities class action lawsuits were filed in the U.S. District Court for the Southern District of Florida, Okaro v. Icahn Enterprises L.P. et al., Case No. 23-21773 (S.D. Fl.), and Levine v. Icahn Enterprises L.P. et al., Case No. 23-22009 (S.D. Fl.). These lawsuits have been consolidated but a lead plaintiff has not been appointed. A derivative complaint has also been filed in the U.S. District Court for the Southern District of Florida, naming the Company’s general partner, its directors, and certain current and former officers as defendants, and the Company as a nominal defendant, Patrick Pickney v. Icahn Enterprises G.P. Inc. Case No. 1:23-cv-22932-KMW (S.D. Fl.). In addition, we have received demands for inspection of our books and records from plaintiffs purporting to be record holders of our depositary units. We have also received requests for information from the staff of the Division of Enforcement of the SEC and the U.S. Attorney’s office for the Southern District of New York, relating to, among other things, our corporate governance, capitalization, securities offerings, the sufficiency of our disclosure, including with respect to Mr. Icahn’s loans and pledges of depositary units and other assets, dividends, the valuation of our assets, marketing materials, due diligence and other materials. See Item 1 of Part II, “Legal Proceedings,” of this Report. We can provide no assurance as to the outcome or resolution of any pending or potential legal or administrative actions or investigations, and such actions and investigations may result in administrative orders against us, the imposition of penalties and/or fines against us and/or the imposition of sanctions against certain of the Company's current or former officers, directors and/or employees. Resolution of these types of matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in the outcomes of litigation and other proceedings. However, as we have stated, we believe that we maintain a strong compliance program and, while no assurances can be made, and we are still evaluating these matters, we do not currently believe that these inquiries and litigations will have a material impact on our business, financial condition, results of operations or cash flows.

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

Our operating subsidiaries face competitive pressures within markets in which they operate. We manage our subsidiaries with the objective of growing their value over time by, among other means, investing in and strengthening our subsidiaries’ competitive advantages. Many factors, including availability of financial resources, supply chain capabilities and local market changes, may limit our ability to strengthen our subsidiaries’ competitive advantages. In addition, competitors may be significantly larger than our subsidiaries are and may have greater financial resources and operational capabilities. Accordingly, our subsidiaries may require significant additional resources, which may not be available to them through internally generated cash flows, and a decline in these businesses could result in an impairment charge. With respect to our Automotive segment, we have invested significant resources in various initiatives to remain competitive and stimulate growth. Despite these efforts, in January 2023, Auto Plus filed the Chapter 11 Cases in Bankruptcy Court. As a result of this filing, the Company has determined that it no longer controls Auto Plus and has deconsolidated its investment in Auto Plus effective as of January 31, 2023 resulting in a non-cash charge of $246 million recorded in the nine months ended September 30, 2023 and determined that our remaining equity investment in Auto Plus is now worth $0. Such events have had and continue to have a negative impact on the results of operations and balance sheet of our Automotive segment. In addition, we will continue to consider strategic alternatives in our automotive Aftermarket Parts business to maximize value. If we are unable to implement these initiatives efficiently and effectively, or if these initiatives are unsuccessful, our consolidated financial condition, results of operations and cash flows could be adversely affected.

Future cash distributions to Icahn Enterprises’ unitholders, if any, can be affected by numerous factors.

While we made cash distributions to Icahn Enterprises’ unitholders in each of the four quarters of 2022 and the first three quarters of 2023, the payment of future distributions will be determined by the board of directors of Icahn Enterprises GP, our General Partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered. For our quarterly distribution declared on November 1, 2023, we have continued to provide an option for unitholders to receive a distribution in either depositary units or cash; however, similar to the quarterly distribution declared on August 4, 2023, for this distribution, unitholders will receive a distribution of $1.00 per unit payable in depositary units and/or cash at the election of the unitholder.

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

Date: November 3, 2023