Form 10-K
period 2023-12-31
ICAHN ENTERPRISES L.P.
filed 2024-02-29
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	⌧	Accelerated Filer	◻	Emerging Growth Company	◻
Non-accelerated Filer	◻	Smaller Reporting Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of Icahn Enterprises’ depositary units held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of depositary units on the Nasdaq Global Select Market (“Nasdaq”) on such date was $1,712 million. As of February 28, 2024, there were 429,033,241 depositary units outstanding.

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

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Item 7 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; the impacts from the Russia/Ukraine conflict and conflict in the Middle East, including economic volatility and the impacts of export controls and other economic sanctions; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest, declines in the fair value of our investments, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended, or to be taxed as a corporation; risks relating to short sellers and associated litigation and regulatory inquires; risks related to our general partner and controlling unitholder; risks related to our energy business, including the volatility and availability of crude oil, other feed stocks and refined products, declines in global demand for crude oil, refined products and liquid transportation fuels, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; risks related to our automotive activities and exposure to adverse conditions in the automotive industry, including as a result of the Chapter 11 filing of our automotive parts subsidiary; risks related to our food packaging activities, including competition from better capitalized competitors, inability of our suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; supply chain issues; inflation, including increased costs of raw materials and shipping, including as a result of the Russia/Ukraine conflict and conflict in the Middle East; interest rate increases; labor shortages and workforce availability; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; risks related to our home fashion operations, including changes in the availability and price of raw materials, manufacturing disruptions, and changes in transportation costs and delivery times. These risks and uncertainties also include the risks and uncertainties described elsewhere in this Report, including under the caption “Risk Factors,” under Item 1A of this Report. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Risks Relating to Our Structure

●	Our general partner, and its control person, has significant influence over us, and sales by our controlling unitholder pursuant to a margin call or otherwise could cause our unit price or the value of our assets in the Investment Funds to decline or otherwise impact our liquidity;
●	We have engaged, and in the future may engage, in transactions with our affiliates;
●	We are subject to the risk of becoming an investment company;
●	We may structure transactions in a less advantageous manner to avoid becoming subject to the Investment Company Act;
●	We may become taxable as a corporation if we are no longer treated as a partnership for U.S. federal income tax purposes;
●	We may be negatively impacted by the potential for changes in tax laws;
●	Holders of depositary units may be required to pay tax on their share of our income even if they did not receive cash distributions from us;
●	Tax gain or loss on the disposition of our depositary units could be more or less than expected;
●	Tax-exempt entities may recognize unrelated business taxable income they receive from holding our units, and may face other unique issues specific to their U.S. federal income tax classification;
●	Non-U.S. persons may be subject to withholding regimes and U.S. federal income tax on certain income they may earn from holding or disposing of our units;
●	We may be liable for any underwithholding by nominees on our distributions or on transfers of our units made after January 1, 2023;
●	Our unitholders likely will be subject to state and local taxes and return filing or withholding requirements in states in which they do not live as a result of investing in our units;
●	We prorate our items of income, gain, loss and deduction between transferors and transferees of our units based upon the ownership of our units at the close of business on the last day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders;
●	A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, such unitholder would no longer be treated for U.S. federal income tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition;
●	If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it (and some states) may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available to service debt or pay distributions to our unitholders, if and when resumed, could be substantially reduced;
●	We may be subject to the pension liabilities of our affiliates;
●	We are a limited partnership and a ‘‘controlled company’’ within the meaning of the Nasdaq rules and as such are exempt from certain corporate governance requirements;
●	Certain members of our management team may be involved in other business activities that may involve conflicts of interest;
●	Holders of Icahn Enterprises’ depositary units have limited voting rights, including rights to participate in our management;
●	Holders of Icahn Enterprises’ depositary units may not have limited liability in certain circumstances and may be personally liable for the return of distributions that cause our liabilities to exceed our assets;

●	Since we are a limited partnership, you may not be able to pursue legal claims against us in U.S. federal courts; and
●	We have become subject to, and may in the future be subject to, short selling strategies driving down the market price of our depositary units and increasing the volatility of the trading market for our depositary units, as well as regulatory investigations and litigation.

Risks Relating to Liquidity and Capital Requirements

●	We are a holding company and depend on the businesses of our subsidiaries to satisfy our obligations;
●	To service our indebtedness, we will require a significant amount of cash. Our ability to maintain our current cash position or generate cash depends on many factors beyond our control;
●	Our failure to comply with the covenants contained under any of our debt instruments, including the indentures governing our senior unsecured notes (including our failure to comply as a result of events beyond our control), could result in an event of default that would materially and adversely affect our financial condition;
●	We may not have sufficient funds necessary to finance a change of control offer that may be required by the indentures governing our senior notes;
●	We have made significant investments in the Investment Funds and negative performance of the Investment Funds may result in a significant decline in the value of our investments; and
●	Future cash distributions to Icahn Enterprises’ unitholders, if any, can be affected by numerous factors.

Risks Relating to Our Investment Segment

●	Our investments may be subject to significant uncertainties;
●	The historical financial information for the Investment Funds is not necessarily indicative of its future performance;
●	The Investment Funds’ investment strategy involves numerous and significant risks, including the risk that we may lose some or all of our investments in the Investment Funds. This risk may be magnified due to concentration of investments and investments in undervalued securities;
●	We may not be able to identify suitable investments, and our investments may not result in favorable returns or may result in losses;
●	Successful execution of our activist investment activities involves many risks, certain of which are outside of our control;
●	The Investment Funds make investments in companies we do not control;
●	The use of leverage in investments by the Investment Funds may pose a significant degree of risk and may enhance the possibility of significant loss in the value of the investments in the Investment Funds;
●	The possibility of increased regulation could result in additional burdens on our Investment segment;
●	The ability to hedge investments successfully is subject to numerous risks;
●	The Investment Funds invest in distressed securities, as well as bank loans, asset backed securities and mortgage-backed securities; and
●	The Investment Funds may invest in companies that are based outside of the United States, which may expose the Investment Funds to additional risks not typically associated with investing in companies that are based in the United States.

Risks Relating to our Consolidated Operating Subsidiaries

Our consolidated operating subsidiaries are subject to various risks, including but not limited to:

●	Changes in regulations and regulatory actions;
●	Operational disruptions, damage to property, injury to persons or environmental and legal liability;
●	Environmental laws and regulations;
●	Increased investor and market interest in environmental, social and governance (“ESG”) matters;
●	Volatility of commodity prices;
●	Compliance with the U.S. Environmental Protection Agency Renewable Fuel Standard;
●	Climate change laws and regulations;
●	Operations in foreign countries; and
●	Significant labor disputes involving any of our businesses or one or more of their customers or suppliers.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2023, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 86% of our outstanding depositary units as of December 31, 2023.

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

Today, we are a diversified holding company owning subsidiaries engaged in seven diversified reporting segments. As of December 31, 2023, through our Investment segment, we have significant positions in various investments, which include Crown Holdings (CCK), Southwest Gas Holdings, Inc. (SWX), International Flavors and Fragrances Inc. (IFF), Illumina, Inc. (ILMN) and Bausch Health Companies, Inc. (BHC).

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

During the next several years, we see a favorable opportunity to follow an activist strategy that centers on the purchase of target stock and the subsequent removal of any barriers that might interfere with a friendly purchase offer from a strong buyer. Alternatively, in appropriate circumstances, we or our subsidiaries may become the buyer of target companies, adding them to our portfolio of operating subsidiaries, thereby expanding our operations through such opportunistic acquisitions. We believe that the companies that we target for our activist activities are undervalued for many reasons, often including inept management. Unfortunately for the individual investor, in particular, and the economy, in general, many poor management teams and boards of directors are often unaccountable and very difficult to remove.

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

The Chairman of the Board of Directors of our general partner, Carl C. Icahn, has been an activist investor since 1980. Mr. Icahn believes that the current environment continues to be conducive to activism. We often find investment opportunities when companies execute value destructive acquisitions or fail to unlock their own “hidden jewels” through separation transactions. Companies also find themselves listening to the advice of conflicted advisors and pursue complex, costly and never-ending litigation when acceptable quick fixes can be found. Management teams often fail to improve their operations and profitability, relying on lax oversight from an overly friendly board of directors.

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

Business Description

Icahn Enterprises began as American Real Estate Partners L.P. in 1987 and currently operates a portfolio of seven diversified reporting segments. With the exception of our Investment segment, our operating segments primarily comprise independently operated businesses that we have obtained a controlling interest in through execution of our business strategy. Our Investment segment derives revenues from gains and losses from investment transactions. Our other operating segments derive revenues principally from net sales of various products, primarily within our Energy and Automotive segments, which together accounted for the significant majority of our consolidated net sales for each of the three years in the period ended December 31, 2023. Our other operating segments’ revenues are also derived through various other revenue streams which primarily consists of automotive services and real estate leasing operations. The majority of our consolidated revenues are derived from customers in the United States. Our Food Packaging segment accounted for the majority of our consolidated revenues derived from customers outside the United States.

Holding Company

We seek to invest our available cash and cash equivalents in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses. As of December 31, 2023, we had investments with a fair market value of approximately $3.2 billion in the Investment Funds, as defined below.

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

CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing businesses as well as in the nitrogen fertilizer manufacturing businesses through its holdings in CVR Partners, LP, a publicly traded limited partnership (“CVR Partners”). CVR Energy is an independent petroleum refiner and marketer of high value transportation fuels primarily in the form of gasoline and diesel fuels, as well as renewable diesel. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR Energy holds 100% of the general partner interest and approximately 37% of the outstanding common units of CVR Partners as of December 31, 2023. During 2023, we decreased our ownership in CVR Energy through the sale of common stock resulting in proceeds of $158 million and as of December 31, 2023, we owned approximately 66% of the total outstanding common stock of CVR Energy.

Our Energy segment’s net sales for the years ended December 31, 2023, 2022 and 2021 represented approximately 83%, 81% and 70%, respectively, of our consolidated net sales, primarily from the sale of its petroleum products.

Products, Raw Materials and Supply

CVR Energy’s refining business has the capability to process a variety of crude oil blends. Its oil refineries in Coffeyville, Kansas and Wynnewood, Oklahoma have a combined capacity of approximately 206,500 barrels per day (“bpd”). In April 2022, CVR Energy converted its Wynnewood refinery’s hydrocracker to a renewable diesel unit (“RDU”) with a nameplate capacity of 7,500 bpd, which RDU is also capable of being returned to hydrocarbon service. In addition to the use of third-party pipelines for the supply of crude oil, CVR Energy has an extensive gathering system consisting of logistics assets that are owned, leased or part of a joint venture operation. Petroleum refining product yield includes gasoline, diesel fuel, pet coke and other refined products such as natural gas liquids, asphalt and jet fuel among other products.

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

Environmental Regulations

CVR Energy’s businesses are subject to extensive and frequently changing federal, state and local, environmental, health and safety laws and regulations governing the emission, discharge, transportation, storage, handling, use, treatment, disposal and release of regulated materials, substances or wastes, including waste-water and storm water, petroleum, renewable and nitrogen products, gasoline, diesel fuels, renewable fuels, UAN and ammonia. These laws and regulations and the enforcement thereof impact CVR Energy’s businesses and their operations by imposing:

●	restrictions on operations or the need to install and operate enhanced or additional control and monitoring equipment;
●	liability for the investigation and remediation of contaminated environmental medial, including soil and groundwater on, in, at, under or from current and former facilities (if any) and for off-site waste disposal locations; and
●	specifications for the products marketed by the petroleum business and the nitrogen fertilizer business, primarily gasoline, diesel and aviation fuels, UAN and ammonia.

CVR Energy’s operations require numerous permits, licenses and authorizations. Failure to comply with these permits, licenses, authorizations, or environmental laws, rules and regulations could result in fines, penalties or other sanctions or liabilities or a revocation of CVR Energy’s permits, licenses or authorizations. In addition, the laws, rules, and regulations to which CVR Energy is subject to are often evolving and many of them have or could become more stringent or have or could become subject to more stringent interpretation or enforcement by federal, state or local agencies or courts. These laws and regulations could result in increased capital, operating and compliance costs.

CVR Energy’s businesses are also subject to, or impacted by, various other environmental laws and regulations such as the federal Clean Air Act, the federal Clean Water Act, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the federal Resource Conversation and Recovery Act (RCRA), federal release reporting requirements relating to the release of hazardous substances into the environment, certain fuel regulations, renewable fuel standards, as discussed below, and various other laws and regulations.

Renewable Fuel Standard

CVR Energy’s subsidiaries, Coffeyville Resource Refining & Marketing, LLC (“CRRM”) and Wynnewood Refining Company, LLC (“WRC” and together with CRRM the “obligated-party subsidiaries”) are subject to the Clean Air Act’s renewable fuel standard (“RFS”) which requires obligated parties whose obligations under the RFS are not otherwise waived or exempted to either blend “renewable fuels” with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers, in lieu of blending. See Item 1A, “Risk Factors” and Note 19, “Commitments and Contingencies,” to the consolidated financial statements for further discussion.

Automotive

We conduct our Automotive segment through our wholly owned subsidiaries, Icahn Automotive Group LLC (“Icahn Automotive”) and AEP PLC LLC (“AEP PLC”). The Automotive segment is headquartered in Bala Cynwyd, Pennsylvania. The Automotive segment is engaged in providing a full range of automotive repair and maintenance services, along with the sale of any installed parts or materials related to automotive services (“Automotive Services”) to its customers, as well as sales of automotive aftermarket parts and retailed merchandise (“Aftermarket Parts”). In addition to its primary businesses, the Automotive segment leases available and excess real estate in certain locations under long-term operating leases.

On January 31, 2023, a subsidiary of Icahn Automotive, IEH Auto Parts Holding LLC and its subsidiaries (collectively “Auto Plus”), an Aftermarket Parts distributor held within our Automotive segment, filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). As a result of Auto Plus’ filings for bankruptcy protections on January 31, 2023, we no longer controlled the operations of Auto Plus, and therefore, we deconsolidated Auto Plus as of January 31, 2023. See Note 3, “Subsidiary Bankruptcy and Deconsolidation”, for a detailed discussion of the Auto Plus bankruptcy and deconsolidation.

Our Automotive segment’s net sales for the years ended December 31, 2023, 2022 and 2021 represented approximately 9%, 13% and 17%, respectively, of our consolidated net sales.

Products, Services and Customers

The automotive aftermarket industry is in the mature stage of its life cycle. Over the past decade, consumers have moved away from do-it-yourself (retail) toward do-it-for-me (services) due to increasing vehicle complexity and electronic content, as well as decreasing availability of diagnostic equipment and know-how. The Automotive segment seeks to provide (i) an extensive selection of product offerings, (ii) competitive pricing, (iii) exceptional in-store service experience and (iv) superior delivery to its customers.

Suppliers

The Automotive segment purchases parts from manufacturers and other distributors for sale in the aftermarket. Purchases are made based on current inventory or operational needs and are fulfilled by suppliers within short periods of time. During 2023, the Automotive segment’s ten largest suppliers accounted for approximately 85% of the merchandise purchased and its two largest suppliers accounted for approximately 37% of the merchandise purchased. The Automotive segment believes that the relationships that it has established with its suppliers are generally positive. In the past, the Automotive segment has not experienced difficulty in obtaining satisfactory sources of supply and it believes that adequate alternative sources of supply exist, at similar cost, for the types of merchandise sold in its stores.

Other Operating Segments

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. Approximately 70% of Viskase’s net sales during 2023 were derived from customers outside the United States.

As of December 31, 2023, we owned approximately 90% of the total outstanding common stock of Viskase.

Real Estate

We conduct our Real Estate segment through various wholly owned subsidiaries. Our Real Estate segment consists of investment properties which includes land, retail, office and industrial properties leased to corporate tenants, the development and sale of single-family homes and the operations of a resort and two country clubs.

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

Employees

We have an aggregate of 38 employees at our Holding Company and Investment segment. Our other reporting segments employ an aggregate of approximately 15,000 employees, of which approximately 58% are employed within our Automotive segment, 14% are employed within our Food Packaging segment, 11% are employed within our Home Fashion segment and 10% or less are employed at each of our other segments. Approximately 20% of our employees are employed internationally, primarily within our Food Packaging and Home Fashion segments.

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

Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises, and approximately 86% of Icahn Enterprises’ outstanding depositary units as of December 31, 2023, and, as a result, has the ability to influence many aspects of our operations and affairs.

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

In addition, in past years through the present, Mr. Icahn from time to time has had and currently has borrowings from lenders and has pledged assets he owns personally, directly or through his affiliates, to secure these loans, which pledged assets include Icahn Enterprises depositary units and interests in the Investment Funds. The number of depositary units and the amount of interests in the Investment Funds owned personally by Mr. Icahn, directly or through his affiliates, pledged to secure these loans has been substantial and has fluctuated over time as a result of the amount of outstanding principal amount of the loans, the market price of the depositary units, the value of the Investment Fund interests, and other factors. As of December 31, 2023, Mr. Icahn and his affiliates have pledged 352,677,938 depositary units and approximately $1.3 billion of interests in the Investment Funds. Neither Icahn Enterprises nor any of its subsidiaries are party to these loans. Mr. Icahn amended and restated his loan agreements in July of 2023 (as amended and restated, the “Loan Agreement”), extending the maturity of certain of the previous loans, amending certain covenants, and providing for a principal payment of $500 million that was made prior to September 1, 2023, quarterly principal payments of $87.5 million beginning in September 2024, and a final principal payment of $2.6 billion at the end of the term. The terms of the Loan Agreement require that distributions paid upon, or proceeds from sales of, pledged depositary units be used to prepay the loans or be pledged as additional collateral. Pursuant to the terms of the Loan Agreement, a margin call may only be triggered in the event that the loan-to-value ratio set forth in the Loan Agreement is not maintained.

Unlike the previous loan agreements, for purposes of the loan-to-value ratio set forth in the Loan Agreement, the value of the pledged depositary units will be calculated based upon the Company’s indicative net asset value rather than the market price of the depositary units. Only a significant decline in the Company’s indicative net asset value, or the value of the interests in the Investment Funds, could result in margin calls. Declines in the trading price of the Company’s depositary units will no longer require Mr. Icahn to deposit additional funds or securities with the lenders or suffer foreclosure on or a forced sale of Mr. Icahn’s depositary units or other assets. While we are confident in our investment strategy and ability to continue to grow our investment portfolio through a refocused activist strategy, and in the effectiveness of our hedges, which are designed to avoid fluctuations in the value of our portfolio, successful execution of our activist investment activities and other aspects of our business involves many risks (including those set forth herein), some of which are out of our control.

Mr. Icahn may sell depositary units or make withdrawals from the Investment Funds in order to satisfy payment obligations under the Loan Agreements. Mr. Icahn has made withdrawals from the Investment Funds in recent months, and may make additional withdrawals in the future, in order to repay a portion of his loans and for other purposes. In the event Mr. Icahn makes withdrawal requests from the Investment Funds, the Investment Funds may satisfy such withdrawal requests with cash or cash equivalents on hand, proceeds from sales of assets held by the Investment Funds or capital contributions from the Company, which could adversely affect the value of the assets held by the Investment Funds as well as the liquidity available to the Company.

The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP as the general partner of Icahn Enterprises. Mr. Icahn, through affiliates, holds approximately 86% of

Icahn Enterprises’ outstanding depositary units. If sales of depositary units held by Mr. Icahn and his affiliates, as a result of a margin call, foreclosure, changes in tax laws, changes to his estate, or otherwise, were to cause Mr. Icahn and his affiliates to no longer hold at least 25% of the outstanding depositary units, Icahn Enterprises GP could potentially be removed as the general partner of Icahn Enterprises without Mr. Icahn’s consent.

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

We believe that we have been and are properly treated as a partnership for U.S. federal income tax purposes. This allows us to pass through our income and deductions to our partners. However, the Internal Revenue Service (“IRS”) could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code, as amended. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, oil and gas revenues, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was “qualifying” income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute “qualifying” income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. The Board of Directors of our General Partner has approved the repurchase by the Company of up to $500 million of our outstanding senior notes, and if such debt is repurchased at a discount, we may recognize cancellation of indebtedness (“COD”) income, which, in some circumstances, may not be considered “qualifying” income. If less than 90% of our gross income constitutes “qualifying” income, we may be subject to corporate tax on our net income plus possible state taxes. Further, if less than 90% of our gross income constituted “qualifying” income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we become required to register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes. The cost of paying federal and possibly state income tax, either for past years or going forward could be a significant liability and would reduce our funds available to make distributions to holders of units, and to make interest and principal payments on our debt securities. To meet the “qualifying” income test, we may structure transactions in a manner which is less advantageous than if this were not a consideration, or we may avoid otherwise economically desirable transactions.

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

The Organization for Economic Cooperation and Development (“OECD”) issued new guidelines, known as “Pillar Two,” to implement a 15% global corporate minimum tax to address gaps in current tax laws and ensure that large multinational enterprises pay a minimum level of tax in the countries in which they operate. Countries may implement the OECD Pillar Two model rules as issued, in a modified form or not at all. A number of countries have passed legislation enacting certain parts of the OECD’s Pillar Two framework effective as of January 1, 2024. OECD Pillar Two could have a material impact on our effective tax rate and result in higher cash tax liabilities depending on which countries enact minimum tax legislation and in what manner.

We currently cannot predict the outcome of these or other legislative proposals, including, if enacted, their impact on our operations and financial position.

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

For distributions made after January 1, 2023, a publicly traded partnership must post on its primary public website (and keep accessible for ten years), and deliver to any registered holder that is a nominee, a qualified notice that states the amount of a distribution that is attributable to each type of income group specified in the final regulations published by the IRS on November 30, 2020. If the qualified notice is incorrect such that it causes a broker to underwithhold with respect to an amount in excess of cumulative net income, the publicly traded partnership is liable for any underwithholding on such amount.

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

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 86% of Icahn Enterprises’ outstanding depositary units as of December 31, 2023. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”). All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of December 31, 2023. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $34 million as of December 31, 2023. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

The current underfunded status of the pension plans of Viskase and ACF requires them to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the Viskase or ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.

Starfire Holding Corporation (“Starfire”), which is 99.6% owned by Mr. Icahn as of December 31, 2023, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group, including ACF. The Starfire indemnity provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

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

On May 2, 2023, a firm published a report making allegations about the Company in an attempt to drive down the market price of our depositary units, and the price of our depositary units declined significantly after the publication of this report, has continued to trade at lower prices than before the report, and the market for our depositary units has been highly volatile since the publication of the report. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the securities to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of securities in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and they are not subject to certification requirements imposed by the SEC. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including securityholder suits against the company that may be prompted by such allegations, and we have already expended significant resources and management time in response to the short seller report. As further described below, as a result of the short seller report, we have become the subject of suits and government inquiries prompted by the allegations made by the short seller, and future short seller reports could prompt additional lawsuits or investigations.

Since the publication of the short seller report in May of 2023, we have received two, and may receive additional, putative securities class action lawsuits. The two putative securities class action lawsuits were filed in the U.S. District Court for the Southern District of Florida, Okaro v. Icahn Enterprises L.P. et al., Case No. 23-21773 (S.D. Fl.), and Levine v. Icahn Enterprises L.P. et al., Case No. 23-22009 (S.D. Fl.). These lawsuits have been consolidated and the court appointed a lead plaintiff on November 20, 2023. A derivative complaint has also been filed in the U.S. District Court for the Southern District of Florida, naming the Company’s general partner, its directors, and certain current and former officers as defendants, and the Company as a nominal defendant, Patrick Pickney v. Icahn Enterprises G.P. Inc. Case No. 1:23-cv-22932-KMW (S.D. Fl.). In addition, we have received demands for inspection of our books and records from plaintiffs purporting to be record holders of our depositary units. One of these purposed unitholders filed an action to compel inspection of our books and records on November 22, 2023 in the Court of Chancery of the State of Delaware, Bruno v. Icahn Enterprises, L.P. et al., Case No. 2023-1170-SEM. We have also received requests for information from the staff of the Division of Enforcement of the SEC and the U.S. Attorney’s office for the Southern District of New York, relating to, among other things, our corporate governance, capitalization, securities offerings, the sufficiency of our disclosure, including with respect to Mr. Icahn’s loans and pledges of depositary units and other assets, dividends, the valuation of our assets, marketing materials, due diligence and other materials. See Item 3 of Part I, “Legal Proceedings,” of this Report. We can provide no assurance as to the outcome or resolution of any pending or potential legal or administrative actions or investigations, and such actions and investigations may result in administrative orders against us, the imposition of penalties and/or fines against us, damages awards against us, and/or the imposition of sanctions against certain of the Company's current or former officers, directors and/or employees. Resolution of these types of matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in the outcomes of litigation and other proceedings. However, as we have stated, we believe that we maintain a strong compliance program and, while no assurances can be made, and we are still evaluating these matters, we do not currently believe that these inquiries and litigations will have a material impact on our business, financial condition, results of operations or cash flows.

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

Mr. Icahn, through affiliates, as of December 31, 2023, owned 100% of Icahn Enterprises GP and approximately 86% of our outstanding depositary units. If Mr. Icahn were to sell, or otherwise transfer, some or all of his interests in us to an unrelated party or group, as a result of a merger, foreclosure, changes in tax laws, changes to his estate, or otherwise, a change of control could be deemed to have occurred under the terms of the indentures governing our senior notes, which would require us to offer to repurchase all outstanding senior notes at 101% of their principal amount plus accrued and unpaid interest, special interest, if any, and liquidated damages, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes.

We have made significant investments in the Investment Funds and negative performance of the Investment Funds may result in a significant decline in the value of our investments.

As of December 31, 2023, we had investments in the Investment Funds with a fair market value of approximately $3.2 billion, which may be accessed on short notice to satisfy our liquidity needs. However, if the Investment Funds experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.

Future cash distributions to Icahn Enterprises’ unitholders, if any, can be affected by numerous factors.

While we made cash distributions to Icahn Enterprises’ unitholders in each of the four quarters of 2023, the payment of future distributions will be determined by the board of directors of Icahn Enterprises GP, our General Partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered. For our quarterly distribution declared on February 26, 2024, we have continued to provide an option for unitholders to receive a distribution in either depositary units or cash; however, similar to the quarterly distributions declared on August 4, 2023 and November 1, 2023, for this distribution, unitholders will receive a distribution of $1.00 per unit payable in depositary units and/or cash at the election of the unitholder.

Our ability to pay distributions will depend on numerous factors, including the availability of adequate cash flow from operations; the proceeds, if any, from divestitures; our capital requirements and other obligations; restrictions contained in our financing arrangements, including the indentures governing our senior notes; and our issuances of additional equity and debt securities. As of December 31, 2023, Mr. Icahn and his affiliates owned approximately 86% of our outstanding depositary units, and he has generally elected to take his quarterly distribution in units instead of cash. For the quarterly distribution paid in December of 2023, Mr. Icahn elected to take his distributions in a mix of cash and units, and we anticipate that Mr. Icahn will elect to take his distributions in a mix of cash and units with respect to future distributions, which could further reduce the ability of the Company to maintain its current or historical cash distribution amounts. The availability of cash flow in the future depends as well upon events and circumstances outside our control, including prevailing economic and industry conditions and financial, business and similar factors. No assurance can be given that we will be able to make distributions or as to the timing of any distribution. Even if distributions are made, there can be no assurance that holders of depositary units will not be required to recognize taxable income in excess of cash distributions made in respect of the period in which a distribution is made.

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

As of December 31, 2023, our top five holdings in the Investment Funds had a market value of approximately $1.9 billion, which represented approximately 35% of our assets under management for the Investment Segment. Therefore, a significant decline in the fair market values of our larger positions may have a material adverse impact on our consolidated financial position, results of operations or cash flows and the trading price of our depositary units. Certain of the companies in our Investment Funds file annual, quarterly and current reports with the SEC, which are publicly available, and contain additional risk factors with respect to such companies.

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

Our partnership agreement allows us to take advantage of investment opportunities we believe exist outside of our operating businesses. The equity securities in which we may invest may include common stock, preferred stock and securities convertible into common stock, as well as warrants to purchase these securities. The debt securities in which we may invest may include bonds, debentures, notes or non-rated mortgage-related securities, municipal obligations, bank debt and mezzanine loans. Certain of these securities may include lower rated or non-rated securities, which may provide the potential for higher yields and therefore may entail higher risk and may include the securities of bankrupt or distressed companies. In addition, we have and may continue to engage in various investment techniques, including derivatives, options and futures transactions, foreign currency transactions, “short” sales and leveraging for either hedging or other purposes. We have reduced our market short positions in recent months, but may increase those positions in the future. We may concentrate our activities by owning significant or controlling interests in certain investments. We may not be successful in finding suitable opportunities to invest our cash and our strategy of investing in undervalued assets may expose us to numerous risks.

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

The Investment Funds may enter into repurchase and reverse repurchase agreements. When the Investment Fund enters into a repurchase agreement, it “sells” securities issued by the U.S. or a non-U.S. government, or agencies thereof, to a broker-dealer or financial institution, and agrees to repurchase such securities for the price paid by the broker-dealer or financial institution, plus interest at a negotiated rate. In a reverse repurchase transaction, the Investment Fund “buys” securities issued by the U.S. or a non-U.S. government, or agencies thereof, from a broker-dealer or financial institution, subject to the obligation of the broker-dealer or financial institution to repurchase such securities at the price paid by the Investment Funds, plus interest at a negotiated rate. The use of repurchase and reverse repurchase agreements by any of the Investment Funds involves certain risks. For example, if the seller of securities to the Investment Funds under a reverse repurchase agreement defaults on its obligation to repurchase the underlying securities, as a result of its bankruptcy or otherwise, the Investment Funds will seek to dispose of such securities, which action could involve costs or delays. If the seller becomes insolvent and subject to liquidation or reorganization under applicable bankruptcy or other laws, the Investment Funds’ ability to dispose of the underlying securities may be restricted. Finally, if a seller defaults on its obligation to repurchase securities under a reverse repurchase agreement, the Investment Funds may suffer a loss to the extent it is forced to liquidate its position in the market, and proceeds from the sale of the underlying securities are less than the repurchase price agreed to by the defaulting seller.

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

The Investment Funds may utilize financial instruments, both for investment purposes and for risk management purposes in order to (i) protect against possible changes in the market value of the Investment Funds’ investment portfolios resulting from fluctuations in the securities markets and changes in interest rates; (ii) protect the Investment Funds’ unrealized gains in the value of its investment portfolios; (iii) facilitate the sale of any such investments; (iv) enhance or preserve returns, spreads or gains on any investment in the Investment Funds’ portfolio; (v) hedge the interest rate or currency exchange rate on any of the Investment Funds’ liabilities or assets; (vi) protect against any increase in the price of any securities our Investment segment anticipates purchasing at a later date; or (vii) for any other reason that our Investment segment deems appropriate.

The success of any hedging activities will depend, in part, upon the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the portfolio investments being hedged. However, hedging techniques may not always be possible or effective in limiting potential risks of loss. Since the characteristics of many securities change as markets change or time passes, the success of our Investment segment’s hedging strategy will also be subject to the ability of our Investment segment to continually recalculate, readjust and execute hedges in an efficient and timely manner. While the Investment Funds may enter into hedging transactions to seek to reduce risk, such transactions may result in a poorer overall performance for the Investment Funds than if it had not engaged in such hedging transactions. For a variety of reasons, the Investment Funds may not seek to establish a perfect correlation between the hedging instruments utilized and the portfolio holdings being hedged. Such an imperfect correlation may prevent the Investment Funds from achieving the intended hedge or expose the Investment Funds to risk of loss. The Investment Funds do not intend to seek to hedge every position and may determine not to hedge against a particular risk for various reasons, including, but not limited to, because they do not foresee the occurrence of the risk or because they do not regard the probability of the risk occurring to be sufficiently high as to justify the cost of the hedge.

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
●	The ability of the Investment Funds to execute a short selling strategy may be materially adversely impacted by temporary and/or new permanent rules, interpretations, prohibitions and restrictions adopted in response to adverse market events. Regulatory authorities may from time-to-time impose restrictions that adversely affect the Investment Funds’ ability to borrow certain securities in connection with short sale transactions. In addition, traditional lenders of securities might be less likely to lend securities under certain market conditions. As a result, the Investment Funds may not be able to effectively pursue a short selling strategy due to a limited supply of securities available for borrowing.
●	The Investment Funds may effect transactions through over-the-counter or inter-dealer markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of exchange-based markets. This exposes the Investment Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Investment Fund to suffer a loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Investment Funds have concentrated their transactions with a single or small group of their counterparties. The Investment Funds are not restricted from dealing with any particular counterparty or from concentrating any or all of the Investment Funds’ transactions with one counterparty.
●	Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by other institutions. This systemic risk may materially adversely affect the financial intermediaries (such as prime brokers, clearing agencies, clearing houses, banks, securities firms and exchanges) with which the Investment Funds interact on a daily basis.
●	The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. The Investment Funds’ trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the Investment Funds might only be able to acquire some but not all of the components of the position, or if the overall positions were to need adjustment, the Investment Funds might not be able to make such adjustment. As a result, the Investment Funds may not be able to achieve the market position selected by our Investment segment and might incur a loss in liquidating their position.
●	The Investment Funds assets may be held in one or more accounts maintained for the Investment Fund by its prime brokers or at other brokers or custodian banks, which may be located in various jurisdictions. The prime broker, other brokers (including those acting as sub-custodians) and custodian banks are subject to various laws and regulations in the relevant jurisdictions in the event of their insolvency. Accordingly, the practical effect of these laws and their application to the Investment Funds’ assets may be subject to substantial variations, limitations and uncertainties. The insolvency of any of the prime brokers, local brokers, custodian banks or clearing corporations may result in the loss of all or a substantial portion of the Investment Funds’ assets or in a significant delay in the Investment Funds having access to those assets.
●	The Investment Funds may invest in synthetic instruments with various counterparties. In the event of the insolvency of any counterparty, the Investment Funds’ recourse will be limited to the collateral, if any, posted by the counterparty and, in the absence of collateral, the Investment Funds will be treated as a general creditor of the counterparty. While the Investment Funds expect that returns on a synthetic financial instrument may reflect those of each related reference security, as a result of the terms of the synthetic financial instrument and the assumption of the credit risk of the counterparty, a synthetic financial instrument may have a different expected return. The Investment Funds may also invest in credit default swaps.

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

Our operating subsidiaries, particularly within our Energy segment, may become subject to catastrophic loss, which may cause operations to shut down or become significantly impaired. Our operating subsidiaries may also be subject to liability for hazards for which they cannot be insured, which could exceed policy limits or against which they may elect not to be insured due to high premium costs. Examples of such risks include but are not limited to industrial accidents, environmental hazards, power outages, equipment failures, structural failures, flooding, unusual or unexpected geological conditions and severe weather conditions, among others. Such risks have become even more heightened in recent years as a result of the effects of climate change. These events may damage or destroy properties, production facilities, transport facilities and equipment, as well as lead to personal injury or death, environmental damage, including resource damage, waste from intermediary products or resources, production or transportation delays and monetary losses or legal liability. Such damages are not limited to our operations or our employees and could significantly impact the surrounding areas. Operations at our subsidiaries could be curtailed, limited or completely shut down for an extended period of time, or indefinitely, as a result of one or more unforeseen events and circumstances, which may or may not be within our control, and which may not be adequately insured. Any one of these events and circumstances could have a material adverse impact on our operations, financial condition and cash flows.

Environmental laws and regulations could require our operating subsidiaries to make substantial capital expenditures to remain in compliance or to remediate current or future contamination that could give rise to material liabilities.

Several of our subsidiaries are subject to a variety of federal, state and local environmental laws and regulations relating to the protection of the environment, including those governing the emission, release, discharge, use, generation, treatment, storage, transportation, disposal, investigation and remediation of hazardous or toxic substances, materials or wastes, solid wastes, petroleum, pollutants or contaminants into the environment, and product specifications and labeling. Violations of these laws and regulations or environmental permit conditions can result in substantial costs, including for penalties, cleanup, injunctive orders compelling installation of additional controls, and civil and criminal sanctions, as well as permit revocations and/or facility shutdowns.

In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations or other developments could require our businesses to make additional unforeseen expenditures. The SEC has proposed new rules regarding climate change that, if adopted, would require significant new disclosure obligations regarding greenhouse gas (“GHG”) emissions (including carbon dioxide, methane, and nitrous oxides) and would require us to update and develop our controls to accommodate these new obligations. It is unclear what impact the federal administration will have on the environmental laws and regulations applicable to us; however, measures to address climate change and reduce GHGs could affect our operations by requiring increased operating and capital costs, limiting GHG emissions and/or increasing taxes on GHG emissions. In addition, on the state level, California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, starting in 2026. There is also increased regulatory interest in per- and polyfluoroalkyl substances

(“PFAS”). On August 26, 2022, the U.S. Environmental Protection Agency (“EPA”) issued a proposal to designate two PFAS compounds as hazardous substances under CERCLA. Subsequently, on February 8, 2024, EPA proposed to amend RCRA to include nine PFAS, their salts and their structural isomers to its list of hazardous constituents. If PFAS compounds are designated as hazardous substances under CERCLA or hazardous constituents under RCRA, the EPA could have the ability to order the investigation and remediation of those compounds. The EPA could also have the authority to reopen closed sites which are shown to be impacted by these PFAS compounds. This could lead to increased monitoring obligations and potential liability related thereto. If we are unable to maintain sales of our products at a price that reflects such increased costs, or if there is a reduced demand for our products, there could be a material adverse effect on our business, financial condition and results of operations. Many of these climate change and environmental laws and regulations are becoming increasingly stringent, and new or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change and GHG emissions, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations, including as a result of the cost of compliance with these requirements, which can be expected to increase over time. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. These expenditures or costs for environmental compliance could have a material adverse effect on our operating subsidiaries’ results of operations, financial condition and profitability. Certain of our subsidiaries’ facilities operate under a number of federal and state environmental permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. These environmental permits, licenses, approvals, limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval, limit or standard. Non-compliance or incomplete documentation of our subsidiaries’ compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, there may be times when certain of our subsidiaries are unable to meet the standards and terms and conditions of our environmental permits, licenses and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on their ability to operate their facilities and accordingly on our consolidated financial position, results of operations or cash flows. Refer to Note 19, “Commitments and Contingencies,” to the consolidated financial statements for additional discussion of environmental matters affecting our businesses.

Our Energy segment’s businesses are, and commodity prices are, cyclical and highly volatile, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Our Energy segment’s petroleum business’ financial results are primarily affected by the margin between refined product prices and the prices for crude oil and other feedstocks. Historically, refining margins have been volatile and vary by region, and are expected to continue to be volatile in the future. The petroleum business’ cost to acquire feedstocks and the price at which it can ultimately sell refined products depend upon several factors beyond its control, including regional and global supply of and demand for crude oil, gasoline, diesel and other feedstocks and refined products. These in turn depend on, among other things, the availability and quantity of imports, the production levels of U.S. and international suppliers, levels of refined petroleum product inventories, productivity and growth (or the lack thereof) of U.S. and global economies, U.S. relationships with foreign governments, political affairs and the extent of governmental regulation. Profitability of some of the products, like renewable diesel, are also dependent upon government subsidiaries including carbon and tax credits, which may be reduced or eliminated.

CVR Energy does not produce crude oil and must purchase all of the crude oil it refines long before it refines it and sells the refined products. Price level changes during the period between purchasing feedstocks and selling the refined products from these feedstocks could have a significant effect on our Energy segment’s financial results and a decline in market prices of these feedstocks and refined products may negatively impact the carrying value of its inventories.

Profitability is also impacted by the ability to purchase crude oil at a discount to benchmark crude oils, such as West Texas Intermediate (“WTI”). Crude oil differentials can fluctuate significantly based upon overall economic and crude oil market conditions. Adverse changes in crude oil differentials can adversely impact refining margins, earnings and cash flows. In addition, the petroleum business’ purchases of crude oil, although based on WTI prices, have historically been at a discount to WTI because of the proximity of the refineries to the sources, existing logistics infrastructure and quality differences. Any changes to these factors could result in a reduction of the petroleum business’ historical discount to WTI and may result in a reduction of our Energy segment’s cost advantage.

Volatile prices for natural gas and electricity affect the petroleum business’ manufacturing and operating costs. Natural gas and electricity prices have been, and will continue to be, affected by supply and demand for fuel and utility services in both local and regional markets.

Compliance with the U.S. Environmental Protection Agency Renewable Fuel Standard, with respect to our Energy segment, could have a material adverse effect on our financial condition and results of operations.

The EPA has promulgated the Renewable Fuel Standards (“RFS”), which requires refiners to either blend “renewable fuels,” such as ethanol and biofuel, into their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. Under the RFS, the volume of renewable fuels that refineries like Coffeyville and Wynnewood are obligated to blend into their finished petroleum products is adjusted annually by the EPA. The petroleum business is not able to blend the substantial majority of its transportation fuels, so it has to purchase RINs on the open market as well as waiver credits for cellulosic biofuels from the EPA, or receive exemptions in order to comply with the RFS. The price of RINs became extremely volatile when the EPA’s proposed renewable fuel volume mandates approached and exceeded the “blend wall.” The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume (“E10 gasoline”) is blended into transportation fuel.

The petroleum business cannot predict the future prices of RINs. The price of RINs has been extremely volatile in the past. The cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at the refineries and downstream terminals, all of which can vary significantly from period to period. However, the costs to obtain the necessary number of RINs and waiver credits fluctuates and could be material, if the price for RINs and waiver credits increases. Additionally, because the petroleum business does not produce renewable fuels, increasing the volume of renewable fuels that must be blended into its products displaces an increasing volume of the refineries’ product pool, potentially resulting in lower earnings and materially adversely affecting the petroleum business’ cash flows. If the demand for the petroleum business’ transportation fuel decreases as a result of the use of increasing volumes of renewable fuels, increased fuel economy as a result of new EPA fuel economy standards, or other factors, the impact on our Energy segment’s business could be material. If sufficient RINs are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA’s RFS mandates, our Energy segment’s business, financial condition and results of operations could be materially adversely affected.

Commodity derivative contracts, particularly with respect to our Energy segment, may limit our potential gains, exacerbate potential losses and involve other risks.

Our Energy segment’s petroleum business may enter into both short- and long-term commodity derivatives contracts to mitigate crack spread with respect to a portion of its expected refined products production. However, its hedging arrangements, if it is able to procure them, may fail to fully achieve this objective for a variety of reasons, including its failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of its hedging arrangements to produce the anticipated results. Moreover, such transactions may limit its ability to benefit from favorable changes in margins. In addition, the petroleum business’ hedging activities may expose it to the risk of financial loss in certain circumstances, including instances in which:

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

As a result, CVR Energy’s risk mitigation strategy and activities could have a material adverse impact on our Energy segment’s financial results and cash flows.

Our subsidiaries’ competitors may be larger and have greater financial resources and operational capabilities than our subsidiaries do, which may require them or us to invest significant additional capital in order to effectively compete. Our investments, or our subsidiaries’ investments, may not achieve desired results and may become impaired.

Our operating subsidiaries face competitive pressures within markets in which they operate. We manage our subsidiaries with the objective of growing their value over time by, among other means, investing in and strengthening our subsidiaries’ competitive advantages. Many factors, including availability of financial resources, supply chain capabilities and local market changes, may limit our ability to strengthen our subsidiaries’ competitive advantages. In addition, competitors may be significantly larger than our subsidiaries are and may have greater financial resources and operational capabilities. Accordingly, our subsidiaries may require significant additional resources, which may not be available to them through internally generated cash flows, and a decline in these businesses could result in an impairment charge. With respect to our Automotive segment, we have invested significant resources in various initiatives to remain competitive and stimulate growth. Despite these efforts, in January 2023, Auto Plus filed the Chapter 11 Cases in Bankruptcy Court. As a result of this filing, the Company has determined that it no longer controls Auto Plus and has deconsolidated its investment in Auto Plus effective as of January 31, 2023 resulting in a non-cash charge of $246 million recorded in the year ended December 31, 2023 and determined that our remaining equity investment in Auto Plus is now worth $0. Such events have had and continue to have a negative impact on the results of operations and balance sheet of our Automotive segment. If we are unable to implement these initiatives efficiently and effectively, or if these initiatives are unsuccessful, our consolidated financial condition, results of operations and cash flows could be adversely affected.

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

Our subsidiaries’ indebtedness could:

●	limit their ability to borrow money for working capital, capital expenditures, debt service requirements or other corporate purposes, guarantee additional debt or issue redeemable, convertible of preferred equity;
●	limit their ability to make distributions or prepay their debt, incur liens, enter into agreements that restrict distributions from restricted subsidiaries, sell or otherwise dispose of assets (including capital stock of subsidiaries), enter into transactions with affiliates and merge, consolidate or sell substantially all of their assets;
●	require them to dedicate a substantial portion of their cash flow to payments on indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development, and other corporate requirements;
●	increase their vulnerability to general adverse economic and industry conditions; and
●	limit their ability to respond to business opportunities.

In January of 2023, Auto Plus filed a voluntary Chapter 11 petition in Bankruptcy Court, pursuant to which it sold substantially all of its assets and has and will continue to use the proceeds to satisfy its obligations to creditors.

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

General Risk Factors

General

All of our businesses are subject to the effects of the following:

●	the threat of terrorism or war;
●	health epidemics or pandemics (or expectations about them);
●	loss of any of our or our subsidiaries’ key personnel;

●	the unavailability, as needed, of additional financing;
●	sustained inflationary conditions;
●	higher or volatile interest rates;
●	significant competition, varying by industry and geographic markets;
●	the unavailability of insurance at acceptable rates; and
●	litigation not in the ordinary course of business (see Item 3 of Part I, “Legal Proceedings,” of this Report).

We need qualified personnel to manage and operate our various businesses.

In our decentralized business model, we need qualified and competent management to direct day-to-day business activities of our operating subsidiaries. Our operating subsidiaries also need qualified and competent personnel in executing their business plans and serving their customers, suppliers and other stakeholders. Changes in demographics, training requirements and the unavailability of qualified personnel could negatively impact one or more of our significant operating subsidiaries’ ability to meet demands of customers to supply goods and services. Recruiting and retaining qualified personnel is important to all of our operations. Although we have adequate personnel for the current business environment, unpredictable increases in demand for goods and services may exacerbate the risk of not having sufficient numbers of trained personnel, which could have a negative impact on our consolidated financial condition, results of operations or cash flows.

The COVID-19 pandemic had, and any future pandemics may have, a material adverse impact on our and our subsidiaries’ operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in our operating segments. We are unable to predict the extent to which future pandemics and related impacts will adversely impact our business operations, financial performance, results of operations, and financial position.

Our and our subsidiaries’ operations and financial performance were negatively impacted by the COVID-19 pandemic that caused a global slowdown of economic activity, disruptions in global supply chains and significant volatility and disruption of financial markets, and we and our subsidiaries may also be negatively impacted by any future pandemics.

Our consolidated results of operations and financial condition have recently been impacted primarily by the net declines in fair value of investments held by our Investment segment and the Holding Company as well as disruptions or delays in supply chains, increased interest rates, and reduced economic activity with respect to our Energy segment. The impact on our businesses has also included the acceleration of planned store closures in our Automotive segment, which has contributed to the Chapter 11 filing of Auto Plus, lowering forecasts across various segments and recording write-downs to inventories and other assets. In addition, any future pandemic may subject our and our subsidiaries’ operations, financial performance and financial condition to a number of additional operational-related, market-related and liquidity- and funding-related risks.

Future pandemics may also have the effect of heightening many of the other risks described in the risk factors set forth herein. In particular, see the risk factors: “We are a holding company and depend on the businesses of our subsidiaries to satisfy our obligations”; “To service our indebtedness, we will require a significant amount of cash. Our ability to maintain our current cash position or generate cash depends on many factors beyond our control”; “We have made significant investments in the Investment Funds and negative performance of the Investment Funds may result in a significant decline in the value of our investments”; “We need qualified personnel to manage and operate our various businesses”; “Global economic conditions may have adverse impacts on our businesses and financial condition”; and “Our Energy segment’s businesses are, and commodity prices are, cyclical and highly volatile, which could have a material adverse effect on our results of operations, financial condition and cash flows.”

The extent to which any future pandemic may negatively impact our business and operations will depend on the severity, location, and duration of the effects and spread of such pandemic and the emergence of new variants, the actions undertaken by national, regional, and local governments and health officials to contain such virus or remedy its effects, and if, how quickly and to what extent economic conditions recover and normal business and operating conditions resume. Further, future pandemics may affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results.

Global economic conditions may have adverse impacts on our businesses and financial condition.

Changes in economic conditions could adversely affect our financial condition and results of operations. A number of economic factors, including, but not limited to, consumer interest rates, consumer confidence and debt levels, retail trends, housing starts, sales of existing homes, the level and availability of mortgage refinancing, and commodity prices, may generally adversely affect our businesses, financial condition and results of operations. Recessionary economic cycles, higher and protracted unemployment rates, increased fuel and other energy and commodity costs, rising costs of transportation and increased tax rates and general inflationary pressures can have a material adverse impact on our businesses, and may adversely affect demand for sales of our businesses’ products, or the costs of materials and services utilized in their operations, and the performance of our Investment Funds. The ongoing conflicts in Ukraine and the Middle East have exacerbated many of these issues, including leading to increased prices of gasoline and distillates as a result of the global increase in commodity prices, which for example, has impacted, and may continue to impact, the input costs for our Energy segment. These factors could have a material adverse effect on our revenues, income from operations and our cash flows.

An increase in inflation could have adverse effects on our results of operations

Inflation in the United States increased beginning in the second half of 2021 and continued through the first half of 2023, due to a substantial increase in money supply, a stimulative fiscal policy, a significant rebound in consumer demand as COVID-19 restrictions were relaxed, the Russia-Ukraine conflict, increased conflict in the Middle East, and worldwide supply chain disruptions resulting from the economic contraction caused by COVID-19 and lock downs followed by a rapid recovery. While the rate of inflation has decreased in recent months, it has continued at higher levels and an increase in inflation as a result of these or other factors could have a negative impact on our consolidated financial condition, results of operations or cash flows.

We and our subsidiaries are subject to cybersecurity and other technological risks that could disrupt our information technology systems and adversely affect our financial performance.

Threats to information technology systems associated with cybersecurity and other technological risks and cyber incidents or attacks continue to grow. We and our subsidiaries depend on the accuracy, capacity and security of our information technology systems and those used by our third-party service providers. In addition, we and our subsidiaries collect, process and retain sensitive and confidential information in the normal course of business, including information about our employees, customers and other third parties. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities, systems, and networks, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, employee misconduct, malicious attacks, acts of vandalism or other events. In addition, hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could result in security breaches or disruptions. Moreover, cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools (including artificial intelligence) that circumvent controls, evade detection and even remove forensic evidence of the infiltration. The United States government has warned of the potential risk of Russian cyberattacks stemming from the ongoing Russian/Ukraine conflict. These events or any other disruption or compromise of our or our third-party service providers’ information technology systems could negatively impact our business operations or result in the misappropriation, loss or other unauthorized disclosure of sensitive and confidential information. Such events could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect our results of operations, any of which could adversely affect our financial performance. Refer to “Item 1C. Cybersecurity” in this Annual Report on Form 10-K.

Software implementation and upgrades at certain of our subsidiaries may result in complications that adversely impact the timeliness, accuracy and reliability of internal and external reporting.

Our operating subsidiaries are operated and managed on a decentralized basis and their software is not integrated with each other or with us. Certain of our subsidiaries are currently undergoing, or in the future may undergo, software implementation and/or upgrades. Software implementation and upgrades are complex, time consuming and require significant resources. Failure to properly implement or upgrade software, including failure to recruit/retain appropriate experts, train employees, implement processes and properly bridge to legacy software, among others, may negatively impact our subsidiaries’ ability to properly operate their businesses and to report internally and externally, including reporting to us. As a result, we may not adequately assess the performance of our subsidiaries, properly allocate resources or report timely and accurate financial results.

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

We or our subsidiaries may pursue acquisitions or other affiliations that involve inherent risks, any of which may cause us not to realize anticipated benefits, and we may have difficulty integrating the operations of any companies that may be acquired, which may adversely affect our operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the critical importance of maintaining the safety and security of our systems and data and have a holistic process for overseeing and managing cybersecurity and related risks. We and our subsidiaries depend on the accuracy, capacity, and security of our information technology systems and those used by our third-party service providers. To protect the confidentiality, integrity, and availability of our critical systems and information, we have developed and implemented a cybersecurity risk management program that includes a cybersecurity incident response plan. Our operating subsidiaries operate and manage on a decentralized basis, and their software is not integrated with each other or with us. Our cybersecurity risk management program covers our businesses and is crafted following frameworks established by the National Institute of Standards and Technology (NIST). While using these frameworks guides our approach to identifying, assessing, and managing cybersecurity risks relevant to our business, it does not imply compliance with any specific technical standards, specifications or requirements. The program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. In addition, our program emphasizes the maintenance of controls and procedures for the prompt escalation of certain cybersecurity incidents, conducting cybersecurity risk assessments, regularly assessing and deploying technical safeguards, establishing incident response and recovery plans, and mandating annual privacy and cybersecurity training for employees to enhance awareness and response to cybersecurity threats.

We maintain that no identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, have materially affected or are reasonably likely to materially affect our operations, business strategy, results of operations, or financial condition.

Governance

The Board of Directors of the General Partner, along with the Board’s Audit Committee, oversees the management of cybersecurity risks, receiving regular reports from management on the prevention, detection, mitigation, and remediation of cybersecurity incidents, as well as on material security risks and vulnerabilities. The Audit Committee is updated on cybersecurity risks, risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant cybersecurity incidents within our industry. The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. Board members receive presentations on cybersecurity topics from our Chief Information Officer (CIO), internal security staff or external experts as part of the Board of Directors’ continuing education on topics that impact public companies.

Our cybersecurity governance committee led by our management team and our CIO with 15 years of experience in cybersecurity and a CISSP certification, bears the primary responsibility for assessing and managing material cybersecurity risks. Regular meetings are held to review security performance metrics, identify security risks, assess the status of security enhancements, and make recommendations on security policies, procedures, service requirements, and risk mitigation strategies.

Item 2. Properties

Our Holding Company and Investment segment lease office space in Sunny Isles Beach, Florida. The principal physical properties at our other operating segments are as follows:

Energy

CVR Energy’s subsidiaries own and operate an oil refinery as well as office buildings located in each of Coffeyville, Kansas and Wynnewood, Oklahoma. CVR Partners subsidiaries also own and operate a fertilizer plant in each of Coffeyville, Kansas and East Dubuque, Illinois. CVR Energy subsidiaries own crude oil and refined product storage facilities in Kansas and Oklahoma, and CVR Partners subsidiaries own fertilizer storage facilities at their

Coffeyville, Kansas and East Dubuque, Illinois fertilizer plant locations. CVR Energy also leases additional crude oil storage facilities.

Automotive

The Automotive segment’s operations include approximately 920 company operated store locations, 744 franchise locations and 27 tire hub and distributions centers throughout the United States. Approximately 80% of the Automotive segment’s facilities are leased and the remainder are owned.

Food Packaging

Viskase’s operations include ten manufacturing facilities throughout North America, Europe, South America and Asia.

Item 3. Legal Proceedings

We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business. We also incorporate by reference into this Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in Note 19, “Commitments and Contingencies,” to the consolidated financial statements as set forth in Item 8 of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Market Information

Icahn Enterprises’ depositary units are traded on the Nasdaq Global Select Market under the symbol “IEP.”

Holders of Record

As of December 31, 2023, there were approximately 1,800 record holders of Icahn Enterprises’ depositary units including multiple beneficial holders at depositories, banks and brokers listed as a single record holder in the street name of each respective depository, bank or broker.

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

Executive Overview

Introduction

Icahn Enterprises L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987 and headquartered in Sunny Isles Beach, Florida. We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Real Estate, Home Fashion and Pharma. In addition, we operated our Metals segment until sold in December 2021. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises (unless otherwise noted), and investment activity and expenses associated with our Holding Company. References to “we,” “our ,” “us” or “the Company” herein include Icahn Enterprises and its subsidiaries, unless the context otherwise requires.

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2023, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 86% of Icahn Enterprises’ outstanding depositary units as of December 31, 2023.

Significant Transactions and Developments

Subsidiary Bankruptcy and Deconsolidation

On January 31, 2023, a subsidiary of Icahn Automotive Group LLC (“Icahn Automotive”), IEH Auto Parts Holding LLC and its subsidiaries (collectively “Auto Plus”), an Aftermarket Parts distributor held within our Automotive segment, filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code. As a result of this filing, the Company determined that it no longer controls Auto Plus under the criteria set out in Statement of Financial Accounting Standards ASC Topic 810, “Consolidation” and deconsolidated its investment effective the date of the filing. As a result of Auto Plus’ bankruptcy, the Company recorded a non-cash charge of $246 million in the year ended December 31, 2023. We collected cash for the repayment of the note receivable of $48 million during the year ended December 31, 2023. We estimated our cash to be collected for the repayment of the note receivable to be $11 million at December 31, 2023, resulting in a write-off of $127 million during the year ended December 31, 2023.

Debt Repurchase, Issuance and Discharge

In November and December of 2023, we repurchased in the open market approximately $35 million aggregate principal amount of our 4.750% senior unsecured notes due 2024 which the Company then cancelled and reduced the outstanding principal, $12 million aggregate principal amount of our 6.25% senior unsecured notes due 2026, $5 million aggregate principal amount of our 5.25% senior unsecured notes due 2027, and $40 million aggregate principal amount of our 4.375% senior unsecured notes due 2029 for total cash paid of $84 million for a total aggregate principal amount $92 million. The remaining repurchased notes of $57 million aggregate principal were extinguished but were not retired and are held in treasury.

In December 2023, Icahn Enterprises and Icahn Enterprises Finance Corp. issued $700 million in aggregate principal amount of 9.750% senior unsecured notes due 2029. The net proceeds, together with $376 million of cash and cash equivalents on hand, was used to satisfy and discharge the remaining outstanding 4.750% senior unsecured notes due 2024, along with any accrued interest associated with the notes and related fees and expenses.

Results of Operations

Consolidated Financial Results

Our operating businesses comprise consolidated subsidiaries which operate in various industries and are managed on a decentralized basis. In addition to our Investment segment’s revenues from investment transactions, revenues for our operating businesses primarily consist of net sales of various products, services revenue, franchisor operations and leasing of real estate. Due to the structure and nature of our business, we primarily discuss the results of operations by individual reporting segment in order to better understand our consolidated operating performance. In addition to the summarized financial results below, refer to Note 15, “Segment and Geographic Reporting,” to the consolidated financial statements for a reconciliation of each of our reporting segment’s results of continuing operations to our consolidated results.

Throughout 2021 and continuing in 2022, the COVID-19 pandemic, and actions taken by governments and others in response thereto, negatively impacted the global economy, financial markets, and certain of the industries in which our subsidiaries operate. Our consolidated results of operations and financial condition were impacted primarily by the volatility in the fair value of investments held by our Investment segment and the Holding Company as well as volatility in the global demand for refined products, especially gasoline and diesel fuels, with respect to our Energy segment. The impact on our businesses also included the acceleration of selective planned store closures in our Automotive segment and recording write-downs to inventories. The economic conditions improved in 2021 and 2022 as more governments reduced restrictions and more businesses resumed operations, although supply chain issues have continued to persist. Recent interest rate increases have increased the costs of borrowing.

The war between Israel and Hamas, which began in October 2023, and the ongoing Russian/Ukraine conflict, can significantly impact the global oil, fertilizer, and agriculture markets. Such conflicts pose significant geopolitical risks to global markets, raise concerns of major implications, such as enforcement of sanctions, can contribute to further oil inventory tightening and price volatility, and can disrupt the production and trade of fertilizer, grains, and feedstock supply through several means, including trade restrictions and supply chain disruptions. The ultimate outcome of these conflicts and any associated market disruptions are difficult to predict and may affect our business, operations, and cash flows in unforeseen ways.

The comparability of our summarized consolidated financial results presented below is affected primarily by (i) the performance of the Investment Funds (as defined below), (ii) the results of operations of our Energy segment, impacted by the demand and pricing for its products, (iii) the sale of PSC Metals in 2021 and (iv) the deconsolidation of Auto Plus within our Automotive segment. Refer to our respective segment discussions and “Other Consolidated Results of Operations” below for further discussion.

							Net Income (Loss) From
							Continuing Operations
				Net Income (Loss) From			Attributable to Icahn
	Revenues			Continuing Operations			Enterprises
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021

	(in millions)
Investment	$(1,165)	$(23)	$202	$(1,353)	$(223)	$(32)	$(701)	$(89)	$(16)
Holding Company	110	78	(25)	(504)	(175)	(402)	(504)	(175)	(402)

Other Operating Segments:
Energy	9,297	10,815	7,327	831	596	29	508	304	(5)
Automotive	1,754	2,398	2,370	(6)	(192)	(260)	(6)	(192)	(260)
Food Packaging	435	426	402	13	2	(2)	12	2	(2)
Real Estate	143	118	96	16	7	(8)	16	7	(8)
Home Fashion	175	217	197	(6)	(22)	(8)	(6)	(22)	(8)
Pharma	98	72	85	(3)	(18)	(3)	(3)	(18)	(3)
Metals	—	—	684	—	—	186	—	—	186
Other operating segments	11,902	14,046	11,161	845	373	(66)	521	81	(100)
Consolidated	$10,847	$14,101	$11,338	$(1,012)	$(25)	$(500)	$(684)	$(183)	$(518)

Management’s Discussion and Analysis of Results of Operations discusses the comparisons between the years ended December 31, 2023 and 2022. Certain discussions of results of operations for the comparisons between the years ended December 31, 2022 and 2021 are not included in this Report. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 24, 2023, which is incorporated by reference herein, for such discussions.

Investment

We invest our proprietary capital through various private investment funds (the “Investment Funds”). As of December 31, 2023 and 2022, we had investments with a fair market value of approximately $3.2 billion and $4.2 billion, respectively, in the Investment Funds. As of December 31, 2023 and 2022, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $2.1 billion and $4.9 billion, respectively. During the year ended December 31, 2023, Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $2.0 billion from the Investment Funds. In addition, in December 2023, the Investment Funds issued a pro-rata distribution of $400 million, including $158 million to Mr. Icahn and his affiliates (excluding us and Brett Icahn) and $242 million to the Holding Company. As of December 31, 2023, Mr. Icahn and his affiliates have pledged approximately $1.3 billion of interests in the Investment Funds.

Our Investment segment’s results of operations are reflected in net income (loss) in the consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of December 31, 2023.

For the years ended December 31, 2023, 2022 and 2021, our Investment Funds’ returns were (16.9)%, (2.4)%, and (0.3)%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses.

The following table sets forth the performance attribution for the Investment Funds’ returns:

	Year Ended December 31,
	2023	2022	2021
Long positions	(2.8)%	(3.3)%	84.9%
Short positions	(18.5)%	0.1%	(84.0)%
Other	4.4%	0.8%	(1.2)%
	(16.9)%	(2.4)%	(0.3)%

The following table presents net (loss) for our Investment segment:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Long positions	$(299)	$(264)	$2,916
Short positions	(1,355)	(38)	(2,906)
Other	299	79	(42)
	$(1,355)	$(223)	$(32)

For the year ended December 31, 2023, the Investment Funds’ negative performance was driven by net losses in both our short and long positions. The negative performance of our Investment segment’s short positions was driven primarily by losses from a broad market hedge of $704 million, the negative performance of certain credit default swap positions totaling $188 million, losses from two energy and industrial segment investments aggregating $172 million and $124 million, respectively, and the aggregate performance of short positions with net losses across various sectors of $167 million. The negative performance of our Investment segment’s long positions was driven primarily by the negative performance of one healthcare investment of $164 million, one communications investment of $116 million and one material sector investment of $100 million, offset in part by the aggregate performance of investments with net gains of $81 million across various sectors.

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

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 93%, 92% and 93% of our Energy segment’s net sales for the years ended December 31, 2023, 2022 and 2021, respectively.

The results of operations of the petroleum business are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into petroleum products, such as gasoline, diesel fuel and jet fuel that are produced by a refinery (“refined products”). The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond our Energy segment’s control, including the supply of and demand for crude oil, as well as gasoline, distillate, and other refined products, which, in turn, depend on, among other factors, changes in domestic and foreign economies, driving habits, weather conditions, domestic and foreign political affairs, production levels, the availability or permissibility of imports and exports, the marketing of competitive fuels and the extent of government regulations. Because the petroleum business applies first-in, first-out accounting to value its inventory, crude oil price movements may impact gross margin as a result of changes in the value of its unhedged inventory. The effect of changes in crude oil prices on the petroleum business’ results of operations is partially influenced by the rate at which the processing of refined products adjusts to reflect these changes.

In addition to recent market conditions, such as the war between Israel and Hamas and the impact of the Russia/Ukraine conflict, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage and emissions standards for vehicles. The petroleum business is also subject to the EPA’s Renewable Fuel Standard (“RFS”), which, each year, absent exemptions or waivers, requires the operating companies in our Energy segment to blend “renewable fuels” with their transportation fuels, purchase renewable identification numbers (“RINs”), to the extent available, in lieu of blending, or face liability. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include but are not limited to the availability of RINs for purchase, the actions of RINs market participants including non-obligated parties, the price at which RINs can be purchased, transportation fuel and renewable diesel production levels and pricing, the mix of the petroleum business’ petroleum products, the refining margin of the petroleum business and other factors, , all of which can vary significantly from period to period, as well as certain waivers or exemptions to which the petroleum business’ obligated-party subsidiaries may be entitled. The costs to comply with the RFS are also impacted by, and dependent upon the outcome of, the numerous lawsuits filed by multiple refiners including the petroleum business’ obligated-party subsidiaries, biofuels groups and others. Refer to Note 19, “Commitments and Contingencies,” to the consolidated financial statements for further discussion of RINs. The costs to comply with the RFS (excluding the impacts of any exemptions or waivers to which the petroleum business’ obligated-party subsidiaries may be entitled) increased significantly throughout 2022, remained significant in 2023 and is expected to remain significant through 2024 and beyond.

In April 2022, our Energy segment completed a renewable diesel project at one of its refineries, which converted the refinery’s hydrocracker to a renewable diesel unit (“RDU”) capable of producing up to 100 million gallons of renewable diesel per year at a total cost of $179 million. The renewable diesel facility produces renewable diesel and has a nameplate capacity of approximately 7,500 barrels per day. Further, the conversion enables our Energy segment to capture additional benefits associated with the existing blenders’ tax credit that is currently set to expire at the end of 2024 and low carbon fuel standard programs in states such as California. In addition, our Energy segment’s renewable feedstock pretreater was mechanically completed in the fourth quarter of 2023, at a cost of approximately $94 million. These collective renewable efforts could reduce our Energy segment’s RFS exposure. However, impacts from recent climate change initiatives under the Biden Administration, actions taken by the courts, resulting administration actions under the RFS, and market conditions could significantly impact the amount by which our Energy segment’s renewables business could mitigate our costs to comply with the RFS, if at all.

The following table presents our Energy segment’s net sales, cost of goods sold and gross profit:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Net sales	$9,247	$10,896	$7,242
Cost of goods sold	8,019	9,811	7,069
Gross profit	$1,228	$1,085	$173

Net sales for our Energy segment decreased by approximately $1.6 billion (15%) for the year ended December 31, 2023 as compared to the comparable prior year period due to a decrease in our petroleum business’ net sales by approximately $1.5 billion, as well as a decrease in our nitrogen fertilizer business’ net sales by $155 million over the comparable period. The decrease in the petroleum business’ net sales was primarily due to lower refined product prices resulting from declining demand and increased inventory levels in the current period. In addition, the onset of the Russia/Ukraine war disrupted global energy markets in the prior period causing increased prices and tighter inventory levels resulting in higher sales in the prior period. Our nitrogen fertilizer business’ net sales decreased primarily due to a decrease in UAN and ammonia pricing conditions primarily due to lower natural gas prices and increased global supply of nitrogen fertilizers in the current year, offset in part by increased sales volumes, which were primarily attributable to increased production at both fertilizer facilities due to operating reliability, strong customer demand in the Fall and a draw in inventories of UAN and ammonia.

Cost of goods sold for our Energy segment decreased by approximately $1.8 billion (18%) for the year ended December 31, 2023 as compared to the comparable prior year period. The variance was primarily due to a lower crude oil price environment reducing feedstock costs and a decline in RFS expense which includes a favorable RINs liability revaluation of $419 million which was driven by a decline in RINs prices and an increase in RINs generated from ethanol and biodiesel blending. Gross profit for our Energy segment improved by $143 million for the year ended December 31, 2023 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 13% and 10% for the year ended December 31, 2023 and 2022, respectively. The improvement in gross margin was primarily attributable to the petroleum business, and was a result of the decline in RFS expense and favorable derivative impacts, offset by lower crack spreads and unfavorable inventory valuation.

Automotive

Our Automotive segment’s results of operations are generally driven by the demand for automotive service and maintenance, which is impacted by general economic factors, vehicle miles traveled, and the average age of vehicles on the road, among other factors.

Our Automotive segment has been in the process of a multi-year transformation plan. As part of this plan, during the year ended December 31, 2022, our Automotive segment completed the separation of certain of its Automotive Services and Aftermarket Parts businesses into two separate operating companies. In January 2023, Auto Plus filed a voluntary bankruptcy petition seeking relief under Chapter 11 of the Bankruptcy Code, which has reduced our Automotive segment’s assets, reduced the sales of our Automotive segment in the year ended December 31, 2023, and will result in lower net sales from our Automotive segment in future periods. Our results of operations for the year ended December 31, 2023 include the results of Auto Plus prior to its January 31, 2023 bankruptcy petition.

Our Automotive segment’s results include AEP PLC LLC (“AEP PLC”), which acquired $10 million in assets, mainly comprised of Aftermarket Parts inventory from the Auto Plus auction.

Our Automotive segment’s priorities include:

●	Positioning the Automotive Services business to take advantage of opportunities in the do-it-for-me market and vehicle fleets;
●	Improving inventory management and distribution network;
●	Investment in, and strategic review of, capital projects within Icahn Automotive’s owned and leased locations to increase leasing revenue, restructure lease liabilities, and reduce occupancy costs;
●	Strategic investment in brownfield and greenfield supplementing existing store footprints;
●	Investment in customer experience initiatives and selective upgrades in facilities;
●	Investment in employees with focus on training and career development; and
●	Business process improvements, including investments in our supply chain and information technology capabilities.

The following table presents our Automotive segment’s net sales and other revenue from operations, cost of goods sold and other expenses from operations and gross profit. Our Automotive segment’s results of operations include Automotive Services labor along with the sale of any installed parts or materials related to Automotive Services. Automotive Services labor revenues are included in other revenues from operations in our consolidated statements of operations, however, the sales of any installed parts or materials related to Automotive Services are included in net sales. Rental revenues and related expenses for properties leased to third parties, which are included in other revenues from operations and related expenses which are included in other expenses in our consolidated statements of operations, are excluded from the table below. Therefore, we discuss the combined results of our Automotive net sales and Automotive Services labor revenues below.

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Net sales and other revenue from operations	$1,685	$2,349	$2,384
Cost of goods sold and other expenses from operations	1,196	1,729	1,804
Gross profit	$489	$620	$580

Net sales and other revenues from operations for our Automotive segment for the year ended December 31, 2023 decreased by $664 million (28%) as compared to the comparable prior year period. The decrease was attributable to a decrease in Aftermarket Parts sales of $660 million (83%), as well as a decrease in Automotive Services revenue of $4 million (0%). The decrease in Aftermarket Part sales was primarily due to the deconsolidation of Auto Plus as of January 31, 2023. The decrease in Automotive Services revenues was driven by lower car counts primarily from closed stores.

Cost of goods sold and other expenses from operations for the year ended December 31, 2023 decreased by $533 million (31%) as compared to the comparable prior year period. The decrease was primarily driven by decreased Aftermarket Parts sales of $660 million, primarily related to the deconsolidation of Auto Plus. Gross profit on net sales and other revenue from operations for the year ended December 31, 2023 decreased by $131 million (21%) as compared to the comparable prior year period. Gross profit as a percentage of net sales and other revenue from operations was 29% and 26% for the years ended December 31, 2023 and 2022, respectively.

Food Packaging

Our Food packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Net sales for the year ended December 31, 2023 increased $15 million (3%) as compared to the comparable prior year period. The increase was due to an increase of $39 million in price and product mix and $3 million due to favorable effects of foreign exchange rates, offset by a decrease of $27 million due to lower volume. Cost of goods sold for the year ended December 31, 2023 decreased by $5 million (1%) as compared to the comparable prior year period due to lower absorption of manufacturing costs resulting from lower sales volume. Gross margin as a percentage of net sales was 21% and 17% for the year ended December 31, 2023 and 2022, respectively.

Real Estate

Our Real Estate segment consists of investment properties which includes land, retail, office and industrial properties leased to corporate tenants, the development and sale of single-family homes, and the operations of a resort and two country clubs. Sales of single-family homes and investment properties are included in net sales in our consolidated statements of operations. Results from operations at investment properties and our country clubs are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for the year ended December 31, 2023 was primarily derived from the sale of residential units and rental operations. Revenue from our real estate operations for the year ended December 31, 2022 was primarily derived from the sale of single-family homes.

Net sales for the year ended December 31, 2023 increased by $8 million (13%) as compared to the comparable prior year period. The increase was primarily due to higher net sales of single-family homes of $5 million and the sale of an investment property of $17 million in the current period, offset in part by the sale of an investment property of $14 million in the prior period. Cost of goods sold for the year ended December 31, 2023 increased $8 million (20%) compared to the prior year period primarily due to the sale of an investment property which had a cost basis of $11 million. Gross margin as a percentage of net sales was 30% and 34% for the years ended December 31, 2023 and 2022, respectively.

Other revenues from operations for the year ended December 31, 2023 increased by $16 million (28%) as compared to the comparable prior year period primarily due to a lease termination fee of $5 million on an investment property during the year ended December 31, 2023. Other expenses from operations for the year ended December 31, 2023 increased $7 million (13%) compared to the comparable prior year period primarily due to higher expenses related to a lease default that occurred at an investment property in the year ended December 31, 2023.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Net sales for the year ended December 31, 2023 decreased by $42 million (19%) compared to the comparable prior year period mostly due to normalized demand for our hospitality business in 2023 compared to a post pandemic related increase in demand in 2022 and a one-time textile award for the 2022 FIFA World Cup. Retail sales have decreased as the soft home category has slowed, retailers have trimmed inventory and some retail customers have filed for bankruptcy. Cost of goods sold for the year ended December 31, 2023 decreased $48 million (26%) compared to the comparable prior year period mostly due to lower hospitality and retail sales along with lower material and freight costs. Gross margin as a percentage of net sales was 21% and 14% for the years ended December 31, 2023 and 2022, respectively.

Pharma

Our Pharma segment derives revenues primarily from the sale of its products directly to customers, wholesalers and pharmacies.

Net sales for the year ended December 31, 2023 increased by $27 million (41%) compared to the comparable prior year period primarily due to higher prescription growth resulting in increased sales. Cost of goods sold for the year ended December 31, 2023 increased $8 million (17%) compared to the comparable prior year period due to increased sales. Gross margin as a percentage of net sales was 40% and 27% for the years ended December 31, 2023 and 2022, respectively.

Holding Company

Our Holding Company’s results of operations primarily reflect the loss on deconsolidation of one of its subsidiaries, credit loss on its related party note receivable, and net interest expense on its senior unsecured notes for each of the years ended December 31, 2023 and 2022.

Other Consolidated Results of Operations

Loss on deconsolidation of subsidiary

As discussed in Note 3, “Subsidiary Bankruptcy and Deconsolidation”, to the consolidated financial statements, we deconsolidated Auto Plus effective as of January 31, 2023, resulting in a pretax loss on deconsolidation of subsidiary of $246 million during the year ended December 31, 2023.

Credit loss on related party note receivable

Our credit loss on related party note receivable of $139 million for the year ended December 31, 2023 relates to the related party note receivable expected to be uncollectible.

Selling, General and Administrative

Our consolidated selling, general and administrative costs during the year ended December 31, 2023 decreased by $398 million (32%) as compared to the comparable prior year period primarily due to lower expenses of $402 million at our Automotive segment mainly related to the deconsolidation of Auto Plus, partially offset by higher expenses at the Holding Company.

Impairment

Refer to Note 11, “Goodwill and Intangible Assets, Net,” to the consolidated financial statements for a discussion of impairments of assets, which were not significant.

Interest Expense

Our consolidated interest expense during the year ended December 31, 2023 decreased by $14 million (2%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense from our Investment segment due to a reduction in short credit exposure.

Income Tax Expense

Certain of our subsidiaries are partnerships not subject to taxation in our consolidated financial statements and certain other subsidiaries are corporations, or subsidiaries of corporations, subject to taxation in our consolidated financial statements. Therefore, our consolidated effective tax rate generally differs from the statutory federal tax rate. Refer to Note 16, “Income Taxes,” to the consolidated financial statements for a discussion of income taxes.

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

As of December 31, 2023, our Holding Company had cash and cash equivalents of approximately $1.6 billion and total debt of approximately $4.8 billion. As of December 31, 2023, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $3.2 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

	December 31,
	2023	2022

	(in millions)
4.750% senior unsecured notes due 2024	—	1,103
6.375% senior unsecured notes due 2025	749	749
6.250% senior unsecured notes due 2026	1,238	1,250
5.250% senior unsecured notes due 2027	1,454	1,460
4.375% senior unsecured notes due 2029	708	747
9.750% senior unsecured notes due 2029	698	—
	$4,847	$5,309

Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of senior unsecured notes is payable semi-annually.

In November and December of 2023, we repurchased in the open market approximately $35 million aggregate principal amount of our 4.750% senior unsecured notes due 2024 which the Company then cancelled and reduced the outstanding principal, $12 million aggregate principal amount of our 6.25% senior unsecured notes due 2026, $5 million aggregate principal amount of our 5.25% senior unsecured notes due 2027, and $40 million aggregate principal amount of our 4.375% senior unsecured notes due 2029 for total cash paid of $84 million for a total aggregate principal amount of $92 million. The remaining repurchased notes of $57 million aggregate principal were extinguished but were not retired and are held in treasury.

In December 2023, the Issuers issued $700 million in aggregate principal amount of 9.750% senior unsecured notes due 2029. The net proceeds, together with $376 million of cash and cash equivalents on hand, was used to satisfy and discharge the remaining outstanding 4.750% senior unsecured notes due 2024, along with any accrued interest, related fees and expenses.

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

The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, the 6.375% senior unsecured notes due 2025, the 6.250% senior unsecured notes due 2026 and the 9.750% senior unsecured notes due 2029 are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the indentures.

As of December 31, 2023 and 2022, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2023, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

Future Debt Service Obligations

Interest payments on our Holding Company’s senior unsecured notes will be approximately $271 million for 2024, $301 million for 2025, $214 million for 2026, $137 million for 2027 and an aggregate of $149 million for 2028 through 2029.

At-The-Market Offerings

In May 2019, Icahn Enterprises entered into an Open Market Sale Agreement for the sale of depositary units, from time to time, for up to $400 million in aggregate sale proceeds, under its ongoing “at-the-market” offering. This agreement has been subsequently terminated and superseded by subsequent agreements with substantially the same terms. During the year ended December 31, 2023, Icahn Enterprises sold 3,395,353 depositary units pursuant to its current agreement, resulting in gross proceeds of $175 million. During the year ended December 31, 2022, Icahn Enterprises sold 14,619,272 depository units pursuant to its current agreement, resulting in gross proceeds of $759 million. As of December 31, 2023, we continue to have an Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $149 million in aggregate gross sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of this agreement, and we have no obligation to sell additional depositary units under this Open Market Sale Agreement. Depending on market conditions, we may continue to sell depositary units under the Open Market Sale Agreement, and, if appropriate, enter into a new Open Market Sale Agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing Open Market Sale Agreement. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. While we were able to sell depositary units during the year ended December 31, 2023 (all of which were completed during the three months ended March 31, 2023), there can be no assurance that any future capital will be available on acceptable terms or at all under this program.

LP Unit Distributions

During the year ended December 31, 2023, we declared four quarterly distributions aggregating $6.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash were $301 million, of which $70 million was distributed to Mr. Icahn and his affiliates.

On February 26, 2024, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.00 per depositary unit, which will be paid on or about April 18, 2024 to depositary unitholders of record at the close of business on March 11, 2024. Depositary unitholders will have until April 5, 2024 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending April 12, 2024. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

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

Repurchase Authorization

On May 9, 2023, the Board of Directors of Icahn Enterprises GP, the Company’s General Partner, approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”). The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. As of December 31, 2023, the Company has not repurchased any of the Company’s depositary units and the Company has repurchased $92 million worth of senior notes in the aggregate under the Repurchase Program, of which $57 million are held in treasury and $35 million was cancelled.

Partial Sale of Interests in Consolidated Subsidiaries

During the year ended December 31, 2023, we decreased our ownership in CVR Energy through the sale of common stock resulting in proceeds of $158 million, and as of December 31, 2023, we owned approximately 66% of the total outstanding common stock of CVR Energy, compared to 71% as of December 31, 2022.

Captive Insurance Program

On May 1, 2023, we established a captive insurance program to supplement the insurance coverage of the officers, directors, employees and agents of the Company, its subsidiaries and our general partner, in addition to our newly established commercial insurance program. As a result, our cash available to our Holding Company decreased by $100 million as these assets were transferred to restricted cash. Whenever the captive insurance program is cancelled, any remaining assets will become available to the Holding Company.

Sale of Investments

In 2023, the Holding Company did not sell any investments. During 2022, we received proceeds of $153 million from the sale of equity investments held by the Holding Company.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of December 31, 2023, the Investment Funds had a net short notional exposure of 36%. The Investment Funds’ long exposure was 89% (84% long equity and 5% long credit) and its short exposure was 125% (106% short equity, 11% short credit and 8% short commodity). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at December 31, 2023.

Of the Investment Funds’ 89% long exposure, 54% was comprised of the fair value of its long positions (with certain adjustments) and 35% was comprised mostly of single name equity forward and swap contracts and an option contract. Of the Investment Funds’ 125% short exposure, 65% was comprised of the fair value of its short positions and 60% was comprised mostly of short broad market index swap derivative contracts, short credit default swap contracts and short commodity contracts.

With respect to both our long positions that are not notionalized (54% long exposure) and our short positions that are not notionalized (65% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

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

During the second quarter of 2023, our bearish view on the market shifted which has impacted and may continue to impact our net short position accordingly, which can be offset by exiting certain long positions and market performance.

Investment Funds Redemption

During the year ended December 31, 2023, Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $2.0 billion from his personal interests in the Investment Funds included in the Investment segment. As of December 31, 2023 and 2022, the total fair market value of investments in the Investment Funds owned by the Company was approximately $3.2 billion and $4.2 billion, respectively, representing approximately 60% and 46% of the Investment Funds’ assets under management as of each respective date. In addition, in December 2023, the Investment Funds issued a pro-rata distribution of $400 million, including $158 million to Mr. Icahn and his affiliates (excluding us and Brett Icahn) and $242 million to the Holding Company.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	December 31,
	2023	2022

	(in millions)
Energy	$1,179	$510
Automotive	104	32
Food Packaging	8	9
Real Estate	22	26
Home Fashion	5	5
Pharma	26	16
	$1,344	$598

As of December 31, 2023, our Energy segment’s cash and cash equivalents includes $598 million of reserved funds to be utilized for the repayment of the 5.250% senior unsecured notes due 2025.

Segment Borrowings and Availability

Segment debt consists of the following:

	December 31,
	2023	2022

	(in millions)
Energy	$2,185	$1,591
Automotive	33	21
Food Packaging	133	162
Real Estate	1	1
Home Fashion	8	12
	$2,360	$1,787

In December 2023, CVR Energy issued $600 million in aggregate principal amount of 8.500% senior unsecured notes due 2029.

In February 2024, CVR Energy redeemed all outstanding 5.250% senior unsecured notes due 2025, at par. As a result of this transaction, CVR Energy will recognize a $1 million loss on extinguishment of debt in the first quarter of 2024.

As of December 31, 2023, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

December 31,
2023
(in millions)
Energy	$288
Food Packaging	30
Home Fashion	3
$321

As of December 31, 2023 and 2022, total availability under CVR Energy ABL and CVR Partners variable rate asset based revolving credit facilities aggregated $288 million and $287 million, respectively. CVR Energy ABL also had $26 million and $23 million of letters of credit outstanding as of December 31, 2023 and December 31, 2022, respectively.

The above outstanding debt and borrowing availability with respect to each of our continuing operating segments reflects third-party obligations. Certain terms of financings for certain of our businesses impose restrictions on the business’ ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions. See Note 13, “Debt,” to the consolidated financial statements for further discussion regarding our segment debt, including information relating to maturities, interest rates and borrowing availabilities.

Future Debt Service Obligations

Future debt service obligations for our other operating segments are primarily within our Energy segment.

After giving effect to certain debt activity in February 2024, as discussed above, our Energy segment’s future debt maturities (excluding financing leases) are $950 million for 2028 and $600 million for 2029. Future interest payments for our Energy segment are expected to be approximately $113 million for 2024, $108 to $109 million for each of 2025, 2026, and 2027, $64 million for 2028 and $13 million for 2029.

Subsidiary Distributions and Dividends

During the year ended December 31, 2023, our Investment segment paid a pro-rata distribution of $400 million, which included $242 million in cash received by the Company in connection with its portion.

During the year ended December 31, 2023, our Energy segment paid four quarterly distributions aggregating $2.00 per share. Our portion of the dividend aggregated to $140 million. In addition, in the third and fourth quarters of 2023, our Energy segment paid a special dividend aggregating $2.50 per share, which included $171 million in cash for our portion. Furthermore, during the year ended December 31, 2023, our Energy segment had aggregate distributions of $319 million to non-controlling interests, of which $178 million are distributions paid by CVR Partners to its public unit holders.

Subsequent to December 31, 2023, our Energy segment declared a dividend of $0.50 per share, which is payable March 11, 2024 to shareholders of record as of March 4, 2024. Our portion of the dividend is estimated to be $33 million in cash.

Subsidiary Stock Repurchase Program

On October 23, 2019, the Board of Directors of CVR Energy authorized a stock repurchase program, which would have enabled it to repurchase up to $300 million of its common stock. As of December 31, 2023, CVR Energy did not repurchase any common stock, and such program expired, in accordance with its terms, on October 22, 2023.

On May 6, 2020, the Board of Directors of CVR Partners’ general partner approved a unit repurchase program which would enable it to repurchase up to $10 million of its common units from time to time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. On February 22, 2021, the Board of Directors of CVR Partners authorized an additional $10 million under the unit repurchase program. During 2023, CVR Partners did not repurchase any common units. During 2022, CVR Partners repurchased common units on the open market at a cost of $12 million. As of December 31, 2023, CVR Partners had a nominal amount remaining under its unit repurchase program. On February 20, 2024, the UAN GP Board, on behalf of CVR Partners, terminated the nominal authority remaining under the unit repurchase program.

Purchase Obligations

Future purchase obligations for our other operating segments are primarily within our Energy and Pharma segments, as discussed in Note 19, “Commitments and Contingencies,” to the consolidated financial statements.

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities	Activities	Activities	Activities

	(in millions)
Holding Company	$(221)	$616	$(424)	$(315)	$282	$40	$(368)	$507	$704
Investment	2,789	—	(2,441)	461	—	(14)	381	—	74

Other Operating Segments:
Energy	948	(239)	(40)	967	(271)	(696)	396	(238)	(315)
Automotive	115	(47)	3	(88)	(110)	195	(119)	77	42
Food Packaging	43	(14)	(29)	15	(22)	6	3	(17)	4
Real Estate	42	(20)	(30)	26	(10)	(23)	18	(9)	3
Home Fashion	—	(1)	1	(13)	(2)	21	(20)	(2)	18
Pharma	20	—	(10)	2	—	—	6	—	—
Metals	—	—	—	—	—	—	24	(11)	(16)
Other operating segments	1,168	(321)	(105)	909	(415)	(497)	308	(200)	(264)
Total before eliminations	3,736	295	(2,970)	1,055	(133)	(471)	321	307	514
Eliminations	—	(585)	585	—	(127)	127	—	221	(221)
Consolidated	$3,736	$(290)	$(2,385)	$1,055	$(260)	$(344)	$321	$528	$293

The discussion of consolidated cash flows below primarily discusses the comparisons between the years ended December 31, 2023 and 2022. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 24, 2023, which is incorporated by reference herein, for additional discussion of consolidated cash flows for the comparisons between the years ended December 31, 2022 and 2021.

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

Holding Company

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Operating Activities:
Cash payments for interest on senior unsecured notes	$(287)	$(306)	$(339)
Interest and dividend income	94	31	5
Cash payments for income taxes, net of receipts	(2)	(3)	—
Operating costs and other	(26)	(37)	(34)
	$(221)	$(315)	$(368)
Investing Activities:
Proceeds from the sale of consolidated businesses	$—	$—	$323
Distributions from the Investment Funds	242	—	—
Cash from operating segments	385	367	231
Cash to operating segments	(42)	(239)	(452)
Proceeds from sale of investments held at the Holding Company segment	—	153	405
Related party note receivable repayments and disbursements, net	30	—	—
Other investing activities, net	1	1	—
	$616	$282	$507
Financing Activities:
Partnership contributions	$185	$768	$835
Partnership distributions	(307)	(226)	(134)
Payments to acquire additional interests in subsidiaries	—	(1)	—
Proceeds from partial sale of interests in consolidated subsidiaries	158	—	—
Proceeds from Holding Company senior unsecured notes	699	—	1,214
Repayments and repurchases of Holding Company senior unsecured notes	(1,159)	(500)	(1,205)
Other financing activities, net	—	(1)	(6)
	$(424)	$40	$704
(Decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$(29)	$7	$843

The decrease in interest payments during 2023 compared to 2022 was primarily due to the redemption of $500 million of senior unsecured notes in February 2022.

Proceeds from the sale of consolidated businesses include proceeds from the sale of PSC Metals in 2021.

Distributions paid from the Investment Funds include a pro-rata distribution paid, which includes payment to the Holding Company, and are eliminated in consolidation.

Cash from operating segments is made up of dividends, distributions, and intercompany loans that are eliminated in consolidation. During 2023, this includes cash dividends received from CVR Energy of $311 million, cash distributions received from our Real Estate segment of $64 million and repayments of intercompany loans received from our Pharma segment of $10 million. During 2022, this includes cash dividends received from CVR of $342 million and cash distributions received from our Real Estate segment of $25 million.

Cash to operating segments is made up of contributions and intercompany loans to our operating segments that are eliminated in consolidation. Changes in cash to operating segments were mainly attributable to cash paid to our Real Estate and Automotive segment in 2023.

Proceeds from the sale of investments include proceeds from the sale of equity investments in 2022 and 2021.

Cash to operating segments are eliminated in consolidation. Changes in cash to operating segments was mainly attributable for cash paid to our Automotive and Real Estate segments for each year presented.

Proceeds from the sale of investments include proceeds from the sale of equity investments in 2022 and 2021.

Partnership contributions represent sales in connection with our “at-the-market” offerings pursuant to our Open Market Sale Agreements entered into May 2019, as discussed above.

Proceeds from the partial sale of interests in consolidated subsidiaries include proceeds related to the sale of CVR common stock in 2023.

Partnership distributions represent cash paid to depositary unitholders in connection with our regularly quarterly distributions. In the fourth quarter of 2023, Mr. Icahn and his affiliates elected to receive their distribution in a combination of cash and additional depositary units. For distributions declared for all other quarters in 2023, 2022 and 2021, Mr. Icahn and his affiliates elected to receive their distributions in additional depositary units.

In December 2023, proceeds from Holding Company senior unsecured notes include the issuance of $700 million aggregate principal amount of 9.750% senior unsecured notes due 2029.

Repayments of Holding Company senior unsecured notes include the satisfaction and discharge of the 4.750% senior unsecured notes due 2024 and repurchases of treasury notes.

Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Our Investment segment’s cash flows used in financing activities for the year ended December 31, 2023 were mainly attributable to redemptions paid to Mr. Icahn and his affiliates (excluding us and Brett Icahn) of $2.0 billion. In addition, in December 2023, our Investment segment distributed a pro-rata distribution of $400 million. For the year ended December 31, 2022, our Investment segment had net cash provided by financing activities of $14 million, as a result of contributions from Brett Icahn in accordance with his manager agreement.

Other Operating Segments

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Operating Activities:
Net cash flow from operating activities before changes in operating assets and liabilities	$1,370	$938	$158
Changes in operating assets and liabilities	(202)	(29)	150
	$1,168	$909	$308
Investing Activities:
Capital expenditures	$(303)	$(338)	$(305)
Turnaround expenditures	(57)	(83)	(5)
Acquisition of businesses, net of cash acquired	(20)	—	(20)
Proceeds from sale of investments	—	—	40
Proceeds from sale of assets	33	4	91
Other	26	2	(1)
	$(321)	$(415)	$(200)
Financing Activities:
Proceeds from other borrowings	$683	$110	$1,165
Repayments of other borrowings	(112)	(216)	(1,545)
Dividends and distributions to non-controlling interests	(319)	(270)	(101)
Cash from Holding Company	42	239	452
Cash to Holding Company	(385)	(367)	(231)
Other	(14)	7	(4)
	$(105)	$(497)	$(264)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(1)	(1)	3
Increase (decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	$741	$(4)	$(153)

Our other operating segments’ net cash flow from operating activities before changes in operating assets and liabilities were primarily attributable to an increase in the operating results of our Energy segment primarily associated with a decrease in expenses resulting from lower crude oil prices and favorable RINs liability revaluation.

Changes in operating assets and liabilities for 2023 and 2022 were primarily attributable to our Energy segment resulting primarily from a decrease in RINs obligations.

Capital expenditures are primarily from our Energy and Automotive segments and are primarily for maintenance and growth. Refer to Note 15, “Segment and Geographic Reporting,” for capital expenditures reported for each of our segments. Turnaround expenditures relates to our Energy segment, which were higher in 2022 due to planned maintenance at one of its refineries.

Acquisition of businesses, net of cash acquired relates to our Real Estate segment’s purchase of an development land and a country club in 2023.

Proceeds from other borrowings were mainly attributable to CVR Energy’s issuance of $600 million aggregate principal amount of its 8.50% senior unsecured notes due 2029 issued in 2023.

Repayments of other borrowings was mainly attributable to loan repayments in our Home Fashion and Food Packaging segments.

Distributions to non-controlling interests were from our Energy segment relating to its regular quarterly dividends and distributions, excluding payments made to us, as well as a special dividend made in 2023, 2022 and 2021.

Cash to Holding Company is made up of dividends, distributions, and intercompany loans that are eliminated in consolidation. During 2023, this includes cash dividends received from CVR Energy of $311 million, cash distributions received from our Real Estate segment of $64 million and repayments of intercompany loans received from our Pharma segment of $10 million. During 2022, this includes cash dividends received from CVR of $342 million and cash distributions received from our Real Estate segment of $25 million.

Cash from Holding Company is made up of intercompany loans to our Holding Company that are eliminated in consolidation. Changes in cash to operating segments were mainly attributable to cash paid to our Real Estate and Automotive segment in 2023.

Consolidated Capital Spending

Refer to Note 15, “Segment and Geographic Reporting,” for a reconciliation of our segments’ capital expenditures to consolidated capital expenditures for each of the years ended December 31, 2023, 2022 and 2021. In addition, our Energy segment had turnaround expenditures of $57 million, $83 million and $5 million during the years ended December 31, 2023, 2022 and 2021, respectively, which is reported separately from capital expenditures in our consolidated statements of cash flows.

For 2024, we estimate our consolidated capital expenditures to be approximately $226 million to $250 million for our Energy segment, for both maintenance and growth, $73 million for our Automotive segment and approximately $29 million in the aggregate for all other segments.

In addition, our Energy segment mechanically completed a renewable diesel project at one of its refineries in the fourth quarter of 2023 at a cost of $94 million.

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

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. For each of December 31, 2023 and 2022, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

See Note 16, “Income Taxes,” to the consolidated financial statements for further discussion regarding our income taxes.

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

See Note 6, “Fair Value Measurements” to the consolidated financial statements for further discussion regarding our investments.

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

We performed a trademarks and brand names impairment analysis in accordance with FASB ASC 350, Intangibles-Goodwill and other, as of December 31, 2023. Our impairment analyses compare the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. The fair values of these assets are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Following this analysis, our Automotive segment recognized a $7 million impairment charge in the fourth quarter of 2023.

Goodwill

Indefinite-lived intangible assets, such as goodwill and trademarks, held by our various segments are reviewed for impairment annually, or more frequently if impairment indicators exist. Goodwill impairment testing consists of (i) a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, and/or, if necessary, (ii) a quantitative analysis which involves comparing the fair value of our reporting units to their respective carrying values. If the fair value of the reporting unit exceeds its carrying value, no impairment is necessary. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss, equal to the difference (limited to the total amount of goodwill allocated to the tested reporting unit), is recognized in accordance with U.S. GAAP. As of December 31, 2023, our consolidated goodwill was $288 million, primarily within our Automotive segment’s reporting unit. We perform the annual goodwill impairment test for our Automotive segment as of October 1 of each year. Based on our quantitative annual goodwill impairment analysis for our Automotive segment, we determined that the fair value of our Automotive segment was higher than its carrying value and therefore, no impairment is required. As of December 31, 2023, our Automotive segment had remaining goodwill of $250 million, which is allocated entirely to its reporting unit.

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

See Note 11, “Goodwill and Intangible Assets, Net,” to the consolidated financial statements for further discussion regarding goodwill and intangible assets.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported in our consolidated balance sheets. Based on their respective balances as of December 31, 2023, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives, based on the price impact on notional value, would decrease by approximately $290 million, $347 million and $673 million, respectively. However, as of December 31, 2023, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our consolidated statements of operations would be less than the change in fair value since we have an investment of approximately 60% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 40% of the change in fair value. As of December 31, 2022, we estimated that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives, based on the price impact on notional value, would decrease by approximately $672 million, $650 million and $968 million, respectively and as of December 31, 2022, our investment in the Investment Funds was 46%.

Commodity Price Risk

CVR Energy, as a manufacturer of refined petroleum and renewable products, and CVR Partners, as a manufacturer of nitrogen fertilizer products, all of which are commodities, have exposure to market pricing for products sold in the future. In order to realize value from our Energy segment’s processing capacity, a positive spread between the cost of raw materials and the value of finished products must be achieved (i.e., gross margin or crack spread). The physical commodities that comprise our raw materials and finished goods are typically bought and sold at a spot or index price that can be highly variable.

Our Energy segment’s petroleum business uses a crude oil purchasing intermediary to purchase the majority of its non-gathered crude oil inventory for the refineries, which allows it to take title to and price its crude oil at locations in close proximity to the refineries, as opposed to the crude oil origination point, reducing its risk associated with volatile commodity prices by shortening the commodity conversion cycle time. The commodity conversion cycle time refers to the time elapsed between raw material acquisition and the sale of finished goods. In addition, the petroleum business seeks to reduce the variability of commodity price exposure by engaging in hedging strategies and transactions that will serve to protect gross margins as forecasted in the annual operating plan. With regard to its hedging activities, CVR

Energy may enter into, or has entered into, derivative instruments which serve to: lock in or fix a percentage of the anticipated or planned gross margin in future periods when the derivative market offers commodity spreads that generate positive cash flows; hedge the value of inventories in excess of minimum required inventories; and manage existing derivative positions related to a change in anticipated operations and market conditions.

Interest Rate Risk

Our predominant exposure to interest rate risk is related to our operating subsidiaries.

Our operating subsidiaries have variable rate debt with a principal amount outstanding aggregating $141 million as of December 31, 2023, primarily at our Food Packaging segment. A 1.0% increase in interest rates would increase interest expense by approximately $1 million on an annualized basis, thus decreasing net income by the same amount. Additionally, as of December 31, 2023, our operating segments have additional borrowing availability subject to variable interest rates aggregating $321 million, which if outstanding, would increase our operating segments’ exposure to changes in interest rates.

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

Food Packaging

Viskase has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which they operate. Viskase is exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect Viskase’s financial condition. Viskase recorded a translation gain of $5 million and a loss of $4 million in accumulated other comprehensive loss for the years ended December 31, 2023 and 2022, respectively, and recorded translation losses in earnings of $3 million for each of the years ended December 31, 2023 and 2022.

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

Compliance Program Price Risk

As a producer of transportation fuels from petroleum, our Energy segment’s obligated-party subsidiaries are required to blend biofuels into the transportation fuels they produce or to purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA, unless such blending obligations are waived by the EPA. CVR Energy’s obligated-party subsidiaries are exposed to market risk related to volatility in the price of RINs needed to comply with the Renewable Fuel Standards. See Note 19, “Commitments and Contingencies,” to the consolidated financial statements for further discussion about compliance with the Renewable Fuel Standards.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Icahn Enterprises L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2024 expressed an unqualified opinion.

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

Fort Lauderdale, Florida

February 28, 2024

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$2,951	$2,337
Cash held at consolidated affiliated partnerships and restricted cash	2,995	2,549
Investments	3,012	6,809
Due from brokers	4,367	7,051
Accounts receivable, net	485	606
Related party notes receivable, net	11	—
Inventories	1,047	1,531
Property, plant and equipment, net	3,969	4,038
Deferred tax asset	184	127
Derivative assets, net	64	805
Goodwill	288	288
Intangible assets, net	466	533
Other assets	1,019	1,240
Total Assets	$20,858	$27,914
LIABILITIES AND EQUITY
Accounts payable	$830	$870
Accrued expenses and other liabilities	1,596	1,981
Deferred tax liabilities	399	338
Derivative liabilities, net	979	691
Securities sold, not yet purchased, at fair value	3,473	6,495
Due to brokers	301	885
Debt	7,207	7,096
Total liabilities	14,785	18,356

Commitments and contingencies (Note 19)

Equity:
Limited partners: Depositary units: 429,033,241 units issued and outstanding at December 31, 2023 and 353,572,182 units issued and outstanding at December 31, 2022	3,969	4,647
General partner	(761)	(747)
Equity attributable to Icahn Enterprises	3,208	3,900
Equity attributable to non-controlling interests	2,865	5,658
Total equity	6,073	9,558
Total Liabilities and Equity	$20,858	$27,914

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021

	(in millions, except per unit amounts)
Revenues:
Net sales	$11,077	$13,378	$10,304
Other revenues from operations	770	748	647
Net (loss) gain from investment activities	(1,575)	(168)	193
Interest and dividend income	636	328	137
Gain (loss) on disposition of assets, net	8	(8)	141
Other loss, net	(69)	(177)	(84)
	10,847	14,101	11,338
Expenses:
Cost of goods sold	9,327	11,689	9,485
Other expenses from operations	643	583	522
Selling, general and administrative	852	1,250	1,238
Restructuring, net	1	2	5
Impairment	7	—	—
Credit loss on related party note receivable	139	—	—
Loss on deconsolidation of subsidiary	246	—	—
Interest expense	554	568	666
	11,769	14,092	11,916
(Loss) income before income tax benefit (expense)	(922)	9	(578)
Income tax (expense) benefit	(90)	(34)	78
Net loss	(1,012)	(25)	(500)
Less: net (loss) income attributable to non-controlling interests	(328)	158	18
Net loss attributable to Icahn Enterprises	$(684)	$(183)	$(518)

Net (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(670)	$(179)	$(604)
General partner	(14)	(4)	86
	$(684)	$(183)	$(518)

Basic and Diluted loss per LP unit	$(1.75)	$(0.57)	$(2.32)
Basic and diluted weighted average LP units outstanding	382	316	260
Distributions declared per LP unit	$6.00	$8.00	$8.00

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Net loss	$(1,012)	$(25)	$(500)
Other comprehensive income, net of tax:
Translation adjustments	12	(7)	(7)
Post-retirement benefits and other	3	11	13
Other comprehensive income, net of tax	15	4	6
Comprehensive loss	(997)	(21)	(494)
Less: Comprehensive (loss) income attributable to non-controlling interests	(328)	158	19
Comprehensive loss attributable to Icahn Enterprises	$(669)	$(179)	$(513)

Comprehensive loss attributable to Icahn Enterprises allocated to:
Limited partners	$(656)	$(175)	$(599)
General partner	(13)	(4)	86
	$(669)	$(179)	$(513)

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit)	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2020	$(853)	$4,236	$3,383	$5,875	$9,258
Net income (loss)	86	(604)	(518)	18	(500)
Other comprehensive income	—	5	5	1	6
Partnership distributions	(3)	(132)	(135)	—	(135)
Partnership contributions	17	825	842	—	842
Investment segment contributions	—	—	—	76	76
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(175)	(175)
Changes in subsidiary equity and other	(1)	(32)	(33)	4	(29)
Balance, December 31, 2021	(754)	4,298	3,544	5,799	9,343
Net (loss) income	(4)	(179)	(183)	158	(25)
Other comprehensive income	—	4	4	—	4
Partnership distributions	(4)	(222)	(226)	—	(226)
Partnership contributions	15	753	768	—	768
Investment segment contributions	—	—	—	9	9
Investment segment distributions	—	—	—	(27)	(27)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(270)	(270)
Changes in subsidiary equity and other	—	(7)	(7)	(11)	(18)
Balance, December 31, 2022	(747)	4,647	3,900	5,658	9,558
Net loss	(14)	(670)	(684)	(328)	(1,012)
Other comprehensive income	—	15	15	—	15
Partnership distributions	(6)	(301)	(307)	—	(307)
Partnership contributions	4	175	179	—	179
Investment segment distributions	—	—	—	(2,197)	(2,197)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(319)	(319)
Changes in subsidiary equity and other	2	103	105	51	156
Balance, December 31, 2023	$(761)	$3,969	$3,208	$2,865	$6,073

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Cash flows from operating activities:
Net loss	$(1,012)	$(25)	$(500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss (gain) from securities transactions	595	52	(1,206)
Purchases of securities	(963)	(2,985)	(2,158)
Proceeds from sales of securities	4,537	5,359	4,172
Payments to cover securities sold, not yet purchased	(4,692)	(2,908)	(2,775)
Proceeds from securities sold, not yet purchased	1,358	3,836	4,025
Changes in receivables and payables relating to securities transactions	2,268	(2,390)	(2,035)
Changes in derivative assets and liabilities	1,029	(296)	321
(Gain) loss on disposition of assets, net	(8)	8	(141)
Depreciation and amortization	518	509	517
Loss on deconsolidation of subsidiary	246	—	—
Credit loss expense	139	—	—
Impairment	7	—	—
Deferred taxes	(48)	(148)	(168)
Inventory write-down	—	84	59
Other, net	(84)	72	50
Changes in other operating assets and liabilities:
Accounts receivable, net	78	(110)	(110)
Related party note receivable	7	—	—
Inventories	27	(180)	(83)
Other assets	55	(11)	24
Accounts payable	59	45	77
Accrued expenses and other liabilities	(380)	143	252
Net cash provided by operating activities	3,736	1,055	321
Cash flows from investing activities:
Capital expenditures	(303)	(338)	(305)
Turnaround expenditures	(57)	(83)	(5)
Acquisition of businesses, net of cash acquired	(20)	—	(20)
Proceeds from sale of investments	—	153	445
Proceeds from disposition of businesses and assets	33	4	414
Related party note receivable payments and distributions, net	30	—	—
Other, net	27	4	(1)
Net cash (used in) provided by investing activities	(290)	(260)	528
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	—	9	79
Investment segment distributions to non-controlling interests	(2,199)	(23)	(5)
Partnership contributions	185	768	835
Partnership distributions	(307)	(226)	(134)
Proceeds from sale of (purchase of) additional interests in consolidated subsidiaries	158	(1)	—
Dividends and distributions to non-controlling interests in subsidiaries	(319)	(270)	(101)
Proceeds from Holding Company senior unsecured notes	699	—	1,214
Repayments of Holding Company senior unsecured notes	(1,159)	(500)	(1,205)
Proceeds from subsidiary borrowings	683	115	1,165
Repayments of subsidiary borrowings	(112)	(216)	(1,545)
Other, net	(14)	—	(10)
Net cash (used in) provided by financing activities	(2,385)	(344)	293
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(1)	(1)	3
Net increase in cash and cash equivalents and restricted cash and restricted cash equivalents	1,060	450	1,145
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	4,886	4,436	3,291
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$5,946	$4,886	$4,436

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Overview

Icahn Enterprises L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. References to “we,” “our”, “us” or “the Company” herein include Icahn Enterprises and its subsidiaries, unless the context otherwise requires.

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2023, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 86% of our outstanding depositary units as of December 31, 2023.

Description of Operating Businesses

We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Real Estate, Home Fashion and Pharma. In addition, we operated our Metals segment until sold in December 2021. We also report the results of our Holding Company, which includes the results of certain subsidiaries of Icahn Enterprises (unless otherwise noted), and investment activity and expenses associated with our Holding Company. See Note 15, “Segment and Geographic Reporting,” for a reconciliation of each of our reporting segment’s results of operations to our consolidated results. Certain additional information with respect to our segments is discussed below.

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $3.2 billion and $4.2 billion as of December 31, 2023 and 2022, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing businesses as well as in the nitrogen fertilizer manufacturing businesses through its holdings in CVR Partners, LP, a publicly traded limited partnership (“CVR Partners”). CVR Energy is an independent petroleum refiner and marketer of high value transportation fuels primarily in the form of gasoline and diesel fuels, as well as renewable diesel. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy holds 100% of the general partner interest and approximately 37% of the outstanding common units of CVR Partners as of December 31, 2023. During the year ended December 31, 2023, we decreased our ownership in CVR Energy through the sale of common stock resulting in proceeds of $158 million and as of December 31, 2023, we owned approximately 66% of the total outstanding common stock of CVR Energy.

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

On January 31, 2023, a subsidiary of Icahn Automotive, IEH Auto Parts Holding LLC and its subsidiaries (collectively “Auto Plus”), an aftermarket parts distributor held within our Automotive segment, filed voluntary petitions in the United States Bankruptcy Court. As a result of Auto Plus’ filings for bankruptcy protections on January 31, 2023, we no longer controlled the operations of Auto Plus, and therefore, we deconsolidated Auto Plus as of January 31, 2023. See Note 3, “Subsidiary Bankruptcy and Deconsolidation”, for a detailed discussion of the Auto Plus bankruptcy and deconsolidation.

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. As of December 31, 2023, we owned approximately 90% of the total outstanding common stock of Viskase.

Real Estate

We conduct our Real Estate segment through various wholly owned subsidiaries. Our Real Estate segment consists of investment properties which includes land, retail, office and industrial properties leased to corporate tenants, the development and sale of single-family homes, and the operations of a resort and two country clubs.

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

Metals

We conducted our Metals segment through our indirect wholly-owned subsidiary, PSC Metals, LLC (“PSC Metals”). PSC Metals was principally engaged in the business of collecting, processing, and selling ferrous and non-ferrous metals, as well as the processing and distribution of steel pipe and plate products. PSC Metals collected industrial and obsolete scrap metal, processed it into reusable forms and supplied the recycled metals to its customers.

On December 7, 2021, we closed on the sale of 100% of the equity interests in PSC Metals. In connection with this sale, we received proceeds of $323 million and recorded a pretax gain on disposition of assets of $163 million in the fourth quarter of 2021. As a result of the sale of PSC Metals, we no longer operate a Metals segment.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

Our consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises, in addition to variable interest entities (“VIEs”) in which we are the primary beneficiary. In evaluating whether we have a controlling financial interest in entities that we consolidate, we consider the following: (1) for voting interest entities, including limited partnerships and similar entities that are not VIEs, we consolidate these entities in which we own a majority of the voting interests; and (2) for VIEs, we consolidate these entities in which we are the primary beneficiary. See below for a discussion of our VIEs. Kick-out rights, which are the rights underlying the limited partners’ ability to dissolve the limited partnership or otherwise remove the general partners, held through voting interests of partnerships and similar entities that are not VIEs are considered the equivalent of the equity interests of corporations that are not VIEs. For entities over which the Company does not have significant influence, the Company accounts for its equity investment at fair value.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 1, 2023, we established a captive insurance program to supplement the insurance coverage of the officers, directors, employees and agents of the Company, its subsidiaries and our general partner, in addition to our newly established commercial insurance program. We hold assets in a protected cell, which we are the primary beneficiary of, and therefore consolidate the protected cell. At December 31, 2023, total assets related to the protected cell were $103 million and included in restricted cash in the consolidated balance sheet.

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our debt as of December 31, 2023 was approximately $7.2 billion and $6.9 billion, respectively. The carrying value and estimated fair value of our debt as of December 31, 2022 was approximately $7.1 billion and $6.6 billion, respectively.

Acquisitions of Businesses

We account for business combinations under the acquisition method of accounting (other than acquisitions of businesses under common control), which requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While we use our best estimates and assumptions to accurately

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

We consider short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents. As of December 31, 2023, our cash and cash equivalents balance includes $598 million of reserved funds at our Energy segment to be utilized for the repayment of our Energy segment’s 5.250% senior unsecured notes due 2025.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $1,068 million and $1,019 million as of December 31, 2023 and 2022, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of the Investment segment or Icahn Enterprises.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our restricted cash balance was $1,927 million and $1,530 million as of December 31, 2023 and 2022, respectively. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions and cash held related to our captive insurance program.

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

Inventories

Energy

Our Energy segment inventories consist primarily of domestic and foreign crude oil, blending stock and components, work in progress, fertilizer products, refined fuels and by-products and renewable diesel, all of which are valued at the lower of first-in, first-out (“FIFO”) basis method cost or net realizable value. Other inventories, including other raw materials, spare parts and supplies, are valued at the lower of moving-average cost, which approximates FIFO, or net realizable value. The cost of inventories includes inbound freight costs.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Automotive, Food Packaging, Home Fashion and Pharma

Our Automotive, Food Packaging, Home Fashion and Pharma segments’ inventories are stated at the lower of cost or net realizable value. Cost is determined by using the FIFO method, except for our Automotive segment which uses the last-in, first out (“LIFO”) method and the Pharma segment which utilizes weighted-average cost. Inventory recorded using the LIFO method was $228 million and $246 million as of December 31, 2023 and 2022, respectively, all of which relates to finished goods. The cost of manufactured goods includes the cost of direct materials, labor and manufacturing overhead. Our Automotive, Food Packaging, Home Fashion and Pharma segments write-down inventory for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

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

Costs for planned major maintenance activities (“turnarounds”) for our Energy segment represent major maintenance activities that require shutdown of significant parts of a plant to perform necessary inspection, cleaning, repairs, and replacement of assets. Our Energy segment’s turnaround expenditures are deferred for its petroleum business and expensed as incurred for its nitrogen fertilizer business. Turnarounds generally occur every four to five years for our Energy segment’s refineries and generally every three years for its nitrogen fertilizer plants. Deferred turnaround costs, net of accumulated amortization, are included in other assets in the consolidated financial statements.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets primarily include trademarks and brand names acquired in acquisitions. For a complete discussion of the impairment of goodwill and indefinite-lived intangible assets related to our various segments, see Note 11, “Goodwill and Intangible Assets, Net.”

Goodwill

Goodwill is determined as the excess of the fair value of consideration transferred in a business combination over the net amounts of identifiable assets acquired and liabilities assumed. Goodwill is reviewed for impairment annually, or

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

more frequently if impairment indicators exist. An impairment exists when a reporting unit’s carrying value exceeds its fair value. When performing the goodwill impairment testing, we first consider qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors include considering macroeconomic conditions, industry and market conditions, overall financial performance and other factors. If necessary, a quantitative impairment test is performed. When a quantitative impairment test is performed, a reporting units’ fair value is based on valuation techniques using the best available information, primarily discounted cash flow projections, guideline transaction multiples, and multiples of current and future earnings. The impairment charge, if any, is the excess of the tested reporting unit’s carrying value over its fair value, limited to the total amount of goodwill allocated to the tested reporting unit.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets are stated at fair value established at acquisition or cost. These indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators exist. An impairment exists when a trademark or brand names’ carrying value exceeds its fair value. The fair values of these assets are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. In the fourth quarter of 2023, our Automotive segment recognized an impairment charge of $7 million, representing the excess of the assets’ carrying value over their fair value.

Pension and Other Post-Retirement Benefit Plan Obligations

Post-retirement benefit liabilities were $34 million and $36 million as of December 31, 2023 and 2022, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is included in the limited partners and general partner components of equity in the consolidated balance sheets in the amounts of $55 million and $70 million as of December 31, 2023 and 2022, respectively. Refer to Note 17, “Changes in Accumulated Other Comprehensive Loss,” for further information.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

largest amount of tax benefit that is greater than 50 percent likely to be recognized upon ultimate settlement with the taxing authority is recorded. See Note 16, “Income Taxes,” for additional information.

Leases

The determination of whether an arrangement is or contains a lease occurs at inception. We account for arrangements that contain lease and non-lease components as a single lease component for all classes of underlying assets. Leases in which we are the lessor are primarily within our Automotive segment and Real Estate segment. Refer to Note 12, “Leases,” for additional information regarding our operating leases. In addition, all of our businesses, including our Real Estate segment, enter into lease arrangements as the lessee. The following is our accounting policy for leases in which we are the lessee.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GAAP. Such revenue from contracts with customers is included in net sales and other revenues from operations in the consolidated statements of operations; however, our Real Estate and Automotive segments’ leasing revenue, as disclosed in Note 12, “Leases,” is also included in other revenues from operations. Related contract assets are included in accounts receivable, net or other assets and related contract liabilities are included in accrued expenses and other liabilities in the consolidated balance sheets. Our disaggregation of revenue information includes our net sales and other revenues from operations for each of our reporting segments as well as additional disaggregation of revenue information for our Energy and Automotive segments. See Note 15, “Segment and Geographic Reporting,” for our complete disaggregation of revenue information. In addition, we disclose additional information with respect to revenue from contracts with customers and contract balances for our segments below.

Energy

Revenue: Our Energy segment revenues are generated from contracts with customers and are recognized at a point in time when performance obligations are satisfied by transferring control of the products or services to a customer. The transfer of control occurs upon shipment or delivery of the product, as the customer accepts the product, has title and significant risks and rewards of ownership of the product, physical possession of the product has been transferred, and we have the right to payment.

The transaction prices of our Energy segment’s contracts are either fixed or based on market indices, and any uncertainty related to the variable consideration when determining the transaction price is resolved on the pricing date or the date when the product is delivered. The payment terms depend on the product and type of contract, but generally require customers to pay within 30 days or less, and do not contain significant financing components.

Any pass-through finished goods delivery costs reimbursed by customers are reported in net sales, while an offsetting expense is included in cost of goods sold. Non-monetary product exchanges and certain buy/sell transactions which are entered into in the normal course of business are included on a net cost basis in cost of goods sold. Qualifying excise and other taxes collected from customers and remitted to governmental authorities are recorded as a reduction of the transaction price.

Certain sales contracts of the petroleum business require customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring the product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts.

As of December 31, 2023, our Energy segment had $10 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize approximately $3 million of these performance obligations as revenue by the end of 2024, an additional $3 million by the end of 2025, and the remaining balance thereafter.

Contract balances: Our Energy segment’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. In addition, it includes deferred revenue associated with agreements entered into with third-party investors that has allowed our Energy segment to monetize certain tax credits available under Section 45Q of the Internal Revenue Code (the “45Q Transaction”). Our Energy segment had deferred revenue of $49 million and $48 million as of December 31, 2023 and 2022, respectively. Deferred revenue is included in accrued expense and other liabilities in the consolidated balance sheets. For the year ended December 31, 2023, 2022 and 2021, our Energy segment recorded revenue of $47

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, $86 million and $30 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective year.

Automotive

Revenue: Our Automotive segment recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Our Automotive segment revenue from retail and commercial parts sales is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. Automotive Service revenues are recognized on completion of the service and consist of products and the labor charged for installing products or maintaining or repairing vehicles. Automotive services labor revenues are included in other revenues from operations in our consolidated statements of operations; however, the sale of any installed parts or materials related to automotive services are included in net sales. Our Automotive segment recognizes revenues from extended warranties offered to its customers on tires its sells, including lifetime warranties for road hazard assistance (recognized over 3 years) and 1-year, 3-year and lifetime plans for alignments (recognized over 1 year, 3 years and 5 years, respectively), for which it receives payment upfront. Revenues from extended warranties are recognized over the term of the warranty contract with the satisfaction of its performance obligations measured using the output method. Our Automotive segment recognizes revenues from franchise royalties, for which it receives payment over time, in the period in which royalties are earned, generally based on a percentage of franchise sales and are included in other revenues from operations in the consolidated statements of operations.

Contract balances: Our Automotive segment had deferred revenue with respect to extended warranty plans of $45 million and $44 million as of December 31, 2023 and 2022, respectively, which are included in accrued expenses and other liabilities in our consolidated balance sheets. For the years ended December 31, 2023, 2022 and 2021, our Automotive segment recorded deferred revenue of $22 million, $25 million and $24 million, respectively, outstanding as of the beginning of each respective year.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Revenue and Expense Recognition

Real Estate

Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. The properties comprising our net lease portfolio are leased to others under long-term net leases classified as operating leases and we account for these leases in accordance with applicable U.S. GAAP. Operating lease revenue is recognized on a straight-line basis over the lease term.

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

Concentrations of credit risk

Concentrations of credit risk relate primarily to derivative instruments from our Investment segment. See Note 7, “Financial Instruments,” for further discussion.

In addition, at our Holding Company, financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalent deposits. These cash and cash equivalent deposits are maintained with several financial institutions. The deposits held at the various financial institutions may exceed federally insured limits. Exposure to this credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings and, therefore, we believe these deposits bear minimal credit risk.

Adoption of New Accounting Standards

In September 2022, the Statement of Financial Accounting Standards (“FASB “) issued ASU 2022-04, Liabilities- Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations to require entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of such programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations of where in the financial statements outstanding amounts are present. The guidance does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. The amendments are effective in periods beginning after December 15, 2022, except that the amendments to disclose a rollforward of obligations outstanding will be effective beginning after December 15, 2023. We early adopted provisions of this ASU effective January 1, 2023, and implemented the disclosure requirements related to the rollforward obligations in the fourth quarter of 2023. The adoption of this standard did not have a significant impact on our consolidated financial statements.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effective for the Company beginning January 1, 2025 with early adoption permitted. We are currently assessing the impact of adopting this standard on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which includes requirements for more robust disclosures of significant segment expenses and measures of a segment’s profit and loss used in assessing performance. This standard is effective for the Company’s annual period beginning January 1, 2024 and interim periods beginning January 1, 2025 with early adoptions permitted. We are currently assessing the impact of adopting this standard on our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which amends guidance in Topic 820, Fair Value Measurement. The guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendment requires the following disclosures for equity securities subject to contractual sale restrictions: the fair value of equity securities subject to contractual sale restrictions; the nature and remaining duration of the restriction(s); and the circumstances that could cause a lapse in the restriction(s). The amended guidance is effective January 1, 2024 on a prospective basis. Early adoption is permitted. We are currently assessing the impact of adopting this new accounting standard on our consolidated financial statements.

3. Subsidiary Bankruptcy and Deconsolidation

On January 31, 2023, Auto Plus, an Aftermarket Parts distributor held within our Automotive segment, filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code. On May 2, 2023, the Bankruptcy Court approved a global settlement in the Chapter 11 Cases between Auto Plus, its non-Auto Plus affiliates, and the Official Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the “Committee”) that provides for a guaranteed recovery to unsecured creditors, the payment of all administrative and priority claims in the Chapter 11 Cases, and the resolution of all disputes between Auto Plus, its non-Auto Plus affiliates, and the Committee. On May 19, 2023, the Bankruptcy Court approved five sales of Auto Plus’ assets to five different bidders pursuant to Section 363 of the Bankruptcy Code, comprising a significant majority of Auto Plus’ total assets (the “363 Sales”). AEP PLC was the buyer for one of the 363 Sales, pursuant to a credit bid of $10 million for a portion of its senior secured debtor-in-possession loan to Auto Plus. The last of the 363 Sales closed on June 12, 2023. The proceeds of the 363 Sales have been and will continue to be used to satisfy obligations to Auto Plus’ creditors. On June 16, 2023, the Bankruptcy Court entered an order approving Auto Plus’ Third Amended Combined Disclosure Statement and Joint Plan of Liquidation (the “Bankruptcy Plan”).  The effective date of the Bankruptcy Plan occurred on October 6, 2023. The Bankruptcy Plan provides for the orderly liquidation of Auto Plus and distribution of its assets.

As a result of the filing of the Chapter 11 Cases, the Company determined that it no longer controls Auto Plus under the criteria set out in FASB ASC Topic 810, “Consolidation” and deconsolidated its investment effective January 31, 2023. In order to deconsolidate Auto Plus, we removed the carrying values of the assets and liabilities of Auto Plus as of January 31, 2023 and recorded our investment in Auto Plus at $0 resulting in a non-cash charge of $246 million during the year ended December 31, 2023.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Funds

As of December 31, 2023 and 2022, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $2.1 billion and $4.9 billion, respectively, representing approximately 39% and 54% of the Investment Funds’ assets under management as of each respective date. Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $2.0 billion and $0 from the Investment Funds for the years ended December 31, 2023 and 2022, respectively. In addition, in December 2023, the Investment Funds issued a pro-rata distribution, including $158 million to Mr. Icahn and his affiliates (excluding us and Brett Icahn).

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the years ended December 31, 2023, 2022 and 2021, $18 million, $18 million and $15 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

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

For the eleven months from the date of deconsolidation of January 31, 2023 through December 31, 2023, the total lease revenues of entities within the Automotive segment from leases with Auto Plus was $3 million. Total inventory purchases of entities within the Automotive segment from Auto Plus were $4 million.

For the eleven months from the date of deconsolidation of January 31, 2023 through December 31, 2023, the total lease revenues of entities within the Real Estate segment from Auto Plus were $3 million.

Note Receivable from Auto Plus

In connection with the Auto Plus bankruptcy filing, we entered into a priming, senior secured, super priority debtor-in-possession credit facility with Auto Plus (the “DIP Credit Facility”) on January 31, 2023, under which (i) we agreed to provide new loans in an aggregate amount of up to $75 million and (ii) subject to final approval of the DIP Credit Facility by the Bankruptcy Court, all the loans under our pre-petition credit facility with Auto Plus would be rolled-up and converted into loans under the DIP Credit Facility. On February 6, 2023, we loaned $17 million in cash pursuant to the DIP Credit Facility. On May 2, 2023, we converted and rolled up our related party note receivable with our existing loans under the DIP Credit Facility. We collected cash for the repayment of the note receivable of $48 million as of December 31, 2023. We estimated our cash to be collected for the repayment of the note receivable to be $11 million at December 31, 2023, resulting in a write-off of $127 million during the year ended December 31, 2023.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AEP PLC

In connection with the Auto Plus auction, AEP PLC acquired $10 million of assets mostly comprised of Aftermarket Parts inventory during the year ended December 31, 2023. The transaction was considered an asset acquisition, as the group of assets acquired by AEP PLC does not meet the definition of a business defined in FASB ASC Topic 805. The results of AEP PLC are consolidated within our Automotive segment at December 31, 2023 and were not material.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. Brett Icahn had net redemptions of $17 million and $14 million in the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, Brett Icahn had investments in the Investment Funds with a total fair market value of $28 million and $50 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2023	2022

	(in millions)
Assets
Investments:
Equity securities:
Communications	$—	$199
Consumer, cyclical	260	692
Energy	708	909
Utilities	1,012	1,205
Healthcare	440	320
Technology	139	655
Materials	52	153
Industrial	—	486
	2,611	4,619
Debt securities:
Financials	158	1,958
Real Estate	44	131
Communications	85	11
	287	2,100
	$2,898	$6,719
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$41	$1,006
Consumer, cyclical	3	352
Energy	2,146	2,690
Utilities	610	813
Healthcare	—	387
Materials	350	598
Industrial	138	480
	3,288	6,326
Debt securities:
Materials	185	169
	185	169
	$3,473	$6,495

The portion of unrealized (losses) and gains that relates to securities still held by our Investment segment, primarily equity securities, was $(302) million, $(1,544) million and $1,153 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Voting	Fair Value of		Gains (Losses)
	Interests	Investment		Recognized in Other loss, net
	December 31,	December 31,		Year Ended December 31,
	2023	2023	2022	2023	2022	2021

		(in millions)
Xerox Holding Corporation	0.0%	$—	$500	$60	$(230)	$—
		$—	$500	$60	$(230)	$—

During the third quarter of 2023, the Investment Funds sold their entire investment in Xerox. Prior to the sale of its investment in Xerox, the Investment Funds owned approximately 22.0% of the outstanding common stock of Xerox.

Due to the nature of our Investment segment’s operations, the sale of Xerox is deemed to be in the ordinary course of business.

The following tables contain summarized financial information with respect to our investment in Xerox during the period (or partial periods) in which we possessed the ability to exercise significant influence over the operating and financial policies of the investee.

December 31,
2022
Xerox
(in millions)
Total assets	$11,543
Total liabilities	7,966
Non-controlling interests	10
Equity attributable to investee shareholders	3,343

The majority of total assets in the table above consists of receivables, goodwill and inventories. The majority of total liabilities in the table above consists of debt.

Year Ended December 31,
2022
Xerox
(in millions)
Net sales/Other revenue from operations	$7,107
Cost of goods sold/Other expenses from operations	7,435
Net loss	(322)
Net loss attributable to investee shareholders	(322)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	December 31,
	2023	2022

	(in millions)
Equity method investments	$100	$76
Held to maturity debt investments measured at amortized cost	11	11
Other investments measured at fair value	3	3
	$114	$90

The portion of unrealized losses that relates to equity securities still held by our other segments and our Holding Company was $0 million, $61 million and $61 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 5)	$2,730	$129	$42	$2,901	$5,538	$1,142	$42	$6,722
Derivative assets, net (Note 7)	—	64	—	64	—	805	—	805
	$2,730	$193	$42	$2,965	$5,538	$1,947	$42	$7,527
Liabilities
Securities sold, not yet purchased (Note 5)	$3,288	$185	$—	$3,473	$6,326	$169	$—	$6,495
Derivative liabilities, net (Note 7)	—	979	—	979	—	691	—	691
Other liabilities	—	329	—	329	—	692	—	692
	$3,288	$1,493	$—	$4,781	$6,326	$1,552	$—	$7,878

Refer to Note 20, “Pension and Other Post-Retirement Benefit Plans,” for our Food Packaging segment’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2023 and 2022.

There were no changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs during the years ended December 31, 2023 and 2022.

Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value

Energy

CVR Partners performed a non-recurring fair value measurement of the equity interest received as part of the 45Q Transaction. Such valuation used a combination of the market approach and the discounted cash flow methodology with key inputs including the discount rate, contractual and expected future cash flows, and market multiples. CVR Partners determined the estimated fair value of the consideration received to be $46 million at December 31, 2023.

Holding Company

The estimated fair value of the Company’s note receivable from Auto Plus was measured at January 31, 2023 using the income approach with Level 3 inputs by discounting the forecasted cash inflows associated with the note using an estimated market discount rate. The Company measured the fair value of the related party note using the practical expedient for a collateral-dependent loan in accordance with ASC Topic 326 to determine the allowance based on the fair value of collateral less costs to sell. The collateral for the note primarily consists of cash and accounts receivable. The Company estimated the fair value of the accounts receivable by using an average from a range of expected cash collection projections. We determined the estimated fair value to be $11 million at December 31, 2023.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. There were no Investment Funds’ derivative instruments with credit-risk-related contingent features in a liability position as of December 31, 2023 and 2022.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	December 31, 2023		December 31, 2022
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$1,882	$2,350	$1,816	$5,354
Credit contracts(1)	—	435	—	945
Commodity contracts	—	409	—	22
(1)	The short notional amount on our credit default swap positions was approximately $2.5 billion at December 31, 2023. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $0.4 billion as of December 31, 2023. The short notional amount on our credit default swap positions was approximately $3.5 billion as of December 31, 2022. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $0.9 billion as of December 31, 2022.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

	(in millions)
Equity contracts	$11	$392	$999	$719
Credit contracts	39	447	2	1
Commodity contracts	14	—	3	1
Sub-total	64	839	1,004	721
Netting across contract types(1)	(25)	(34)	(25)	(34)
Total(1)	$39	$805	$979	$687
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at December 31, 2023 and 2022 was $1,731 million and $1,436 million, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
	Year Ended December 31,
	2023	2022	2021

Equity contracts	$(903)	$456	$(1,100)
Credit contracts	(87)	(586)	88
Commodity contracts	(26)	(1)	—
	$(1,016)	$(131)	$(1,012)
(1)	Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our consolidated statements of operations for our Investment segment.

Energy

CVR Energy’s businesses are subject to fluctuations of commodity prices caused by supply and economic conditions, weather, interest rates, and other factors. To manage price risk on crude oil and other inventories and to fix margins on future sales and purchases, CVR Energy from time to time enters into various commodity derivative transactions and holds derivative instruments, such as futures and swaps, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedge instruments. CVR Energy may enter into forward purchase or sale contracts associated with its feedstocks, expected future gasoline and diesel production and/or renewable identification numbers (“RINs”).

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, CVR Energy had swap positions for crack spreads of 11 million barrels of refined products, and none outstanding as of December 31, 2022. As of December 31, 2023, CVR Energy had no future contracts, and future contracts of less than 1 million barrels at December 31, 2022. As of December 31, 2023 and 2022, CVR Energy had forward contracts of less than 1 million barrels at each period. As of December 31, 2023 and 2022, CVR Energy had open fixed-price commitments to sell a net 11 million and purchase a net 34 million RINs, respectively.

The following table presents the fair value of our Energy segment’s derivatives and the effect of the collateral netting:

	Derivative Assets		Derivative Liabilities
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

	(in millions)
Commodity contracts	$31	$—	$(6)	$5
Netting across contract types(1)	(6)	—	6	(1)
Total(1)	$25	$—	$—	$4
(1)	Excludes netting of derivatives primarily related to initial margin requirements of $13 million and $7 million at December 31, 2023 and 2022, respectively, which was not offset against derivatives liabilities, net in the consolidated balance sheets.

Certain derivative instruments within our Energy segment contain credit risk-related contingent provisions associated with our Energy segments’ credit ratings. If our Energy segments’ credit rating were to be downgraded, it would allow the counterparty to require our Energy segment to post collateral or to request, immediate, full settlement of derivative instruments in liability positions. There were no derivative liabilities in our Energy segments’ derivative instruments with credit-risk-related contingent features as of December 31, 2023 and 2022, and no collateral has been posted.

Gains and (losses) recognized on derivatives for our Energy segment were $5 million, $(55) million and $(44) million for the years ended December 31, 2023, 2022 and 2021, respectively. Gains and (losses) recognized on derivatives for our Energy segment are included in cost of goods sold on the consolidated statements of operations.

8. Related Party Notes Receivable, Net

Related party notes receivable and its related allowance for expected credit losses consists of the following:

December 31, 2023

Related party notes receivable, gross	$23
Less: Allowance for expected credit losses	12
Related party notes receivable, net	$11

Allowance for expected credit losses:
Beginning Balance	$-
Credit loss provision	139
Write-offs	(127)
Ending Balance	$12

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Write-offs associated with related party notes receivable were $127 million for the year ended December 31, 2023. See Note 8, “Related Party Notes Receivable, Net” for additional information related to the fair value of the related party notes receivable.

9.  Inventories, Net

Inventories, net consists of the following:

	December 31,
	2023	2022

	(in millions)
Raw materials	$367	$335
Work in process	95	105
Finished goods	585	1,091
	$1,047	$1,531

Due to the deconsolidation of Auto Plus, inventories decreased $440 million from December 31, 2022.

10.  Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

		December 31,
	Useful Life	2023	2022

	(in years)	(in millions)
Land		$332	$331
Buildings and improvements	1 – 40	1,058	964
Machinery, equipment and furniture	1 – 30	6,083	6,034
Assets leased to others	3 – 39	334	321
Financing leases	1 – 10	118	106
Construction in progress		275	210
		8,200	7,966
Less: Accumulated depreciation and amortization		(4,231)	(3,928)
Property, plant and equipment, net		$3,969	$4,038

Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2023, 2022 and 2021 was $384 million, $384 million and $383 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	December 31, 2023
	Automotive	Food Packaging	Home Fashion	Pharma	Consolidated

	(in millions)
Gross carrying amount, Jan 1	$337	$6	$22	$13	$378
Foreign Exchange	—	—	—	—	—
Gross carrying amount, Dec 31	337	6	22	13	378

Accumulated impairment, Jan 1	(87)	—	(3)	—	(90)
Impairment	—	—	—	—	—
Accumulated impairment, Dec 31	(87)	—	(3)	—	(90)

Net carrying value, Dec 31	$250	$6	$19	$13	$288

	December 31, 2022
	Automotive	Food Packaging	Home Fashion	Pharma	Consolidated

	(in millions)
Gross carrying amount, Jan 1	$337	$6	$24	$13	$380
Foreign exchange	—	—	(2)	—	(2)
Gross carrying amount, Dec 31	337	6	22	13	378

Accumulated impairment, Jan 1	(87)	—	(3)	—	(90)
Impairment	—	—	—	—	—
Accumulated impairment, Dec 31	(87)	—	(3)	—	(90)

Net carrying value, Dec 31	$250	$6	$19	$13	$288

Intangible assets, net consists of the following:

	December 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$392	$(229)	$163	$393	$(212)	$181
Developed technology	254	(90)	164	254	(62)	192
Other	164	(101)	63	167	(90)	77
	$810	$(420)	$390	$814	$(364)	$450

Indefinite-lived intangible assets			$76			$83
Intangible assets, net			$466			$533

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense associated with definite-lived intangible assets for the years ended December 31, 2023, 2022 and 2021 was $58 million, $61 million and $62 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

The estimated future amortization expense for our definite-lived intangible assets is as follows:

Year	Amount
(in millions)
2024	$57
2025	56
2026	36
2027	35
2028	31
Thereafter	175
$390

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

During 2023, our Automotive segment performed a quantitative impairment analysis at its reporting unit and determined that the fair value was higher than the carrying value and therefore, no impairment was required.

During 2022, our Automotive segment considered qualitative factors to determine that goodwill at its reporting unit did not require further testing for impairment.

Impairment of Intangible Assets

In conjunction with our goodwill impairment test, we also performed a trademarks and brand names impairment analysis in accordance with FASB ASC 350, Intangibles-Goodwill and other, as of December 31, 2023. Our impairment analyses compare the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. The fair values of these assets are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. The inputs used to determine the fair values of tradenames and trademarks are (i) the projected revenue growth, (ii) the royalty rate, (iii) the discount rate, and (iv) the tax rate. Following this analysis, our Automotive segment recognized a $7 million impairment charge in the fourth quarter of 2023, resulting from a decrease in projected revenue growth.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Leases

All Segments and Holding Company

We have operating and finance leases primarily within our Automotive, Energy and Food Packaging segments. Our Automotive segment leases assets, primarily real estate (operating) and vehicles (financing). Our Energy segment leases certain pipelines, storage tanks, railcars, office space, land and equipment (operating and financing). Our Food Packaging segment leases assets, primarily real estate, equipment and vehicles (primarily operating). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Right-of-use assets and related liabilities are included in other assets and other liabilities, respectively, on the consolidated balance sheet for leases with an initial lease term in excess of twelve months and therefore, do not include any lease arrangements with initial lease terms of twelve months or less.

Right-of-use assets and lease liabilities are as follows:

	December 31,
	2023	2022

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$526	$478
Lease liabilities (accrued expenses and other liabilities)	531	484

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	55	48
Lease liabilities (debt)	70	64

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information with respect to our operating leases as of December 31, 2023 and 2022 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2023	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$53	$49	5.4 years	6.7%
Automotive	422	434	5.4 years	5.9%
Food Packaging	22	25	9.1 years	7.4%
Other segments and Holding Company	29	23
	$526	$531

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2022	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$40	$40	4.1 years	5.2%
Automotive	386	395	4.7 years	5.9%
Food Packaging	24	27	9.8 years	7.4%
Other segments and Holding Company	28	22
	$478	$484

Maturities of lease liabilities as of December 31, 2023 are as follows:

	Operating	Financing
Year	Leases	Leases

	(in millions)
2024	$142	$17
2025	124	15
2026	110	14
2027	87	13
2028	51	10
Thereafter	103	23
Total lease payments	617	92
Less: imputed interest	(86)	(22)
	$531	$70

For the year ended December 31, 2023, lease cost was comprised of operating lease cost of $177 million, amortization of financing lease right-of-use assets of $8 million and interest expense on financing lease liabilities of $5 million. For the year ended December 31, 2022, lease cost was comprised of operating lease cost of $197 million, amortization of financing lease right-of-use assets of $8 million and interest expense on financing lease liabilities of $5 million. For the year ended December 31, 2021, lease cost was comprised of operating lease cost of $196 million, amortization of financing lease right-of-use assets of $10 million and interest expense on financing lease liabilities of $6

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million. Our Automotive segment accounted for $143 million, $163 million and $163 million of total lease cost for the years ended December 31, 2023, 2022 and 2021, respectively.

Lessor Arrangements

Automotive

Our Automotive segment leases available and excess real estate in certain locations under long-term operating leases. Our Automotive segment’s revenues from operating leases were $56 million, $45 million and $10 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our Automotive segment’s expenses from operating leases were $99 million, $46 million and $10 million for the years ended December 31, 2023, 2022 and 2021, respectively. Revenues from operating leases are included in other revenue from operations in the consolidated statements of operations and expenses from operating leases are included in other expenses from operations in the consolidated statements of operations. Our Automotive segment’s anticipated future receipts of minimum operating lease payments are $37 million for 2024, $36 million for each of 2025, 2026, 2027, and 2028 and an aggregate of $103 million for 2029 and thereafter.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of December 31, 2023 and 2022, our Real Estate segment had assets leased to others included in property, plant and equipment of $252 million and $252 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $17 million, $7 million and $8 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in other revenue from operations in the consolidated statements of operations. Our Real Estate segment’s anticipated future receipts of minimum operating lease payments are $6 million for each of 2024 and 2025, $5 million for each of 2026, 2027, and 2028 and an aggregate of $15 million for 2029 and thereafter.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Debt

Debt consists of the following:

	December 31,
	2023	2022

	(in millions)
Holding Company:
4.750% senior unsecured notes due 2024	$—	$1,103
6.375% senior unsecured notes due 2025	749	749
6.250% senior unsecured notes due 2026	1,238	1,250
5.250% senior unsecured notes due 2027	1,454	1,460
4.375% senior unsecured notes due 2029	708	747
9.750% senior unsecured notes due 2029	698	—
	4,847	5,309
Reporting Segments:
Energy	2,185	1,591
Automotive	33	21
Food Packaging	133	162
Real Estate	1	1
Home Fashion	8	12
	2,360	1,787
Total Debt	$7,207	$7,096

Holding Company

Our Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of the senior unsecured notes is payable semi-annually.

In November and December of 2023, we repurchased in the open market approximately $35 million aggregate principal amount of our 4.750% senior unsecured notes due 2024, which the Company then cancelled and reduced the outstanding principal, $12 million aggregate principal amount of our 6.25% senior unsecured notes due 2026, $5 million aggregate principal amount of our 5.25% senior unsecured notes due 2027, and $40 million aggregate principal amount of our 4.375% senior unsecured notes due 2029 for total cash paid of $84 million for a total aggregate principal amount of $92 million. The remaining repurchased notes of $57 million aggregate principal were extinguished but were not retired and are held in treasury.

In December 2023, the Issuers issued $700 million in aggregate principal amount of 9.750% senior unsecured notes due 2029. The net proceeds from such issuance, together with $376 million of cash and cash equivalents on hand, was used to satisfy and discharge the remaining outstanding 4.750% senior unsecured notes due 2024, along with any accrued interest associated with the notes and related fees and expenses.

In February 2022, we redeemed all of our $500 million in aggregate principal amount of 6.750% senior unsecured notes due 2024 at par. As a result of this transaction, Icahn Enterprises recorded a loss on extinguishment of debt of $1 million during the year ended December 31, 2022.

In January 2021, the Issuers issued $750 million in aggregate principal amount of 4.375% senior unsecured notes due 2029. The proceeds from these notes were used to redeem $750 million in aggregate principal amount of 6.250% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2021, the Issuers issued $455 million in aggregate principal amount of 5.250% senior unsecured notes due 2027. The proceeds from these issuances, together with cash on hand, were used to redeem in full our prior outstanding $1.1 billion principal amount of the 6.250% senior unsecured notes due 2022, and to pay accrued interest, related fees and expenses.

Icahn Enterprises recorded a gain on extinguishment of debt of $13 million in 2023, a loss on extinguishment of debt of $2 million in 2022 and a gain on extinguishment of debt of $3 million in 2021 in connection with the debt transactions discussed above.

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

The indentures governing each of our senior unsecured notes: restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes; restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions; require that on each quarterly determination date, Icahn Enterprises and the guarantor of each of the senior unsecured notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein; and restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, the 6.375% senior unsecured notes due 2025, the 6.250% senior unsecured notes due 2026 and the 9.750% senior unsecured notes due 2029 are subject to optional redemption premiums in the event we redeem any of the notes prior to certain dates as described in the respective indentures. Although we have no obligation to do so, we may continue, from time-to-time, to retire our outstanding debt through privately negotiated transactions, open market repurchases, redemptions or otherwise.

As of December 31, 2023 and 2022, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2023, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

Reporting Segments

Energy

Our Energy segment’s debt primarily consists of (i) $600 million in aggregate principal amount of 5.25% senior unsecured notes due 2025, $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028 and $600 million in aggregate principal amount of 8.50% senior unsecured notes due 2029 (each issued by CVR Energy), and (ii) $550 million in aggregate principal amount of 6.125% senior secured notes due 2028 (issued by CVR Partners). Interest for each of these notes is accrued and paid based on contractual terms.

In December 2023, CVR Energy issued $600 million in aggregate principal amount of 8.50% senior unsecured notes due 2029. The proceeds from the issuance of these notes were used to fund the redemption in full of CVR Energy’s existing $600 million in aggregate principal amount of 5.25% senior unsecured notes due 2025, at par in February 2024.

As a result of this transaction, CVR Energy will recognize a $1 million loss on extinguishment of debt in the first quarter of 2024.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2022, in connection with the CVR Energy ABL (as defined below), a new wholly owned subsidiary of CVR Energy, CVR Renewables, LLC (“CVR Renew”), delivered to Wells Fargo Bank, National Association, as administrative and collateral agent for the secured parties, a Joinder Agreement pursuant to which CVR Renew became a borrower for all purposes under the Petroleum ABL and other Credit Documents.

In September 2023, CVR Energy and certain of its subsidiaries (the “Credit Parties”) entered into Amendment No. 4 to the Amended and Restated ABL Credit Agreement dated December 20, 2012 (the “Amendment”, and as amended, the “CVR Energy ABL”), with a group of lenders and Wells Fargo Bank, National Association, as administrative agent and collateral agent (the “Agent”). The CVR Energy ABL is a senior secured asset based revolving credit facility in an aggregate principle amount of up to $275 million with a $125 million incremental facility, which is subject to additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures, working capital and general corporate purposes of the Credit Parties and their subsidiaries. The CVR Energy ABL provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to certain borrowing base conditions, with sub-limits of $30 million for swingline loans and $60 million (or $100 million if increased by the Agent) for letters of credit. The CVR Energy ABL is scheduled to mature on June 30, 2027.

As of December 31, 2023 and 2022, total availability under the CVR Energy ABL and CVR Partners variable rate asset based revolving credit facilities aggregated $288 million and $287 million, respectively. CVR Energy ABL also had $26 million and $23 million of letters of credit outstanding as of December 31, 2023 and 2022, respectively.

Food Packaging

Viskase’s debt primarily consists of a credit agreement providing for a $133 million term loan and a $30 million revolving credit facility issued in October 2020 that was repaid in full in 2023. The interest rate on Viskase’s term loans were 7.40% and 6.80% as of December 31, 2023 and 2022, respectively.

Covenants

All of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the consolidated statements of operations were $4 million, $5 million and $5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Maturities

The following is a summary of the maturities of our debt as of December 31, 2023:

Year	Amount
(in millions)
2024	$637
2025	763
2026	1,338
2027	1,450
2028	950
Thereafter	2,010
Total debt payments (excluding financing lease payments)	7,148
Less: unamortized discounts, premiums and deferred financing fees	(11)
Financing leases (Note 12)	70
$7,207

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Net Income (Loss) Per LP Unit

The components of the computation of basic and diluted income (loss) per LP unit from continuing and discontinued operations are as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions, except per unit amounts)
Net loss attributable to Icahn Enterprises from continuing operations	$(684)	$(183)	$(518)
Less: net loss attributable to Icahn Enterprises from continuing operations allocated 100% to general partner	(13)	(4)	(98)
Net loss attributable to Icahn Enterprises from continuing operations allocable to limited partners	$(697)	$(187)	$(616)
Net loss attributable to Icahn Enterprises from continuing operations allocated to limited partners (98.01% allocation)	$(670)	$(179)	$(604)

Basic and diluted loss per LP unit	$(1.75)	$(0.57)	$(2.32)
Basic and diluted weighted average LP units outstanding	382	316	260
(1)	Excludes an immaterial amount of unvested RSU awards during the years ended December 31, 2023, 2022 and 2021, due to their anti-dilutive impact.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LP Unit Transactions

The following table summarizes the changes in our outstanding depositary units during each of the years ended December 31, 2023, 2022 and 2021.

	Mr. Icahn and	Public
	Affiliates (1)	Unitholders	Total
December 31, 2021	257,047,260	36,355,983	293,403,243
Unit distributions	42,950,364	2,569,961	45,520,325
2017 Incentive Plan	—	29,342	29,342
At-the-market offerings	—	14,619,272	14,619,272
December 31, 2022	299,997,624	53,574,558	353,572,182
Unit distributions	67,882,278	4,178,455	72,060,733
2017 Incentive Plan	—	4,973	4,973
At-the-market offerings	—	3,395,353	3,395,353
December 31, 2023	367,879,902	61,153,339	429,033,241

(1) Excluding us and Brett Icahn

Unit Distributions

During each of the years ended December 31, 2023, 2022 and 2021, we declared four quarterly distributions. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units. If a holder did not make a timely election, it was automatically deemed to have elected to receive the distributions in additional depositary units.

During the year ended December 31, 2023, we declared four quarterly distributions aggregating $6.00 per share. In connection with these distributions, we distributed an aggregate of 72,060,733 depositary units to unitholders who did not elect to receive cash, of which an aggregate of 67,882,278 depositary units were distributed to Mr. Icahn and his affiliates. The aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $301 million, of which $70 million was distributed to Mr. Icahn and his affiliates, for the year ended December 31, 2023.

During the year ended December 31, 2022, we declared four quarterly distributions aggregating $8.00 per share. In connection with these distributions, we distributed an aggregate of 45,520,325 depositary units to unitholders who did not elect to receive cash, of which an aggregate of 42,950,364 depositary units were distributed to Mr. Icahn and his affiliates. The aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $222 million, of which $0 was distributed to Mr. Icahn and his affiliates, for the year ended December 31, 2022.

At-The-Market-Offerings

In May 2019, Icahn Enterprises entered into an Open Market Sale Agreement for the sale of its depositary units, from time to time, for up to $400 million in aggregate sale proceeds, under its ongoing “at-the-market” offering. This agreement has been subsequently terminated and superseded by subsequent agreements with substantially the same terms. During the year ended December 31, 2023, Icahn Enterprises sold 3,395,353 depositary units pursuant to its current agreement, resulting in gross proceeds of $175 million. As of December 31, 2023, we continue to have an Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $149 million in aggregate gross sale proceeds pursuant to this agreement.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repurchase Authorization

On May 9, 2023, the Board of Directors of the General Partner approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”). The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. As of December 31, 2023, the Company has not repurchased any of the Company’s depositary units and the Company has repurchased $92 million worth of senior notes in aggregate under the Repurchase Program.

2017 Incentive Plan

During the years ended December 31, 2023, 2022 and 2021, we distributed depositary units, to Brett Icahn net of payroll withholdings, with respect to certain restricted depositary units and deferred unit awards that vested during the respective periods in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”). The aggregate impact of the units distributed pursuant to the 2017 Incentive Plan is not material with respect to our consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

15. Segment and Geographic Reporting

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Operations

	Year Ended December 31, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$9,247	$1,047	$446	$69	$175	$93	$—	$11,077
Other revenues from operations	—	—	694	—	73	—	3	—	770
Net loss from investment activities	(1,575)	—	—	—	—	—	—	—	(1,575)
Interest and dividend income	497	38	3	—	—	—	1	97	636
(Loss) gain on disposition of assets, net	—	(2)	10	—	—	—	—	—	8
Other (loss) gain, net	(87)	14	—	(11)	1	—	1	13	(69)
	(1,165)	9,297	1,754	435	143	175	98	110	10,847
Expenses:
Cost of goods sold	—	8,019	714	352	48	138	56	—	9,327
Other expenses from operations	—	—	581	—	62	—	—	—	643
Selling, general and administrative	26	168	465	54	17	41	45	36	852
Restructuring, net	—	—	—	—	—	1	—	—	1
Impairment	—	—	7	—	—	—	—	—	7
Credit loss on notes receivable	—	—	—	—	—	—	—	139	139
Loss on deconsolidation	—	—	—	—	—	—	—	246	246
Interest expense	162	90	3	12	—	1	—	286	554
	188	8,277	1,770	418	127	181	101	707	11,769
(Loss) income from continuing operations before income tax (expense) benefit	(1,353)	1,020	(16)	17	16	(6)	(3)	(597)	(922)
Income tax (expense) benefit	—	(189)	10	(4)	—	—	—	93	(90)
Net (loss) income	(1,353)	831	(6)	13	16	(6)	(3)	(504)	(1,012)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(652)	323	—	1	—	—	—	—	(328)
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(701)	$508	$(6)	$12	$16	$(6)	$(3)	$(504)	$(684)
Supplemental information:
Capital expenditures	$—	$205	$79	$14	$3	$2	$—	$—	$303
Depreciation and amortization	$—	$363	$81	$25	$13	$7	$28	$1	$518

	Year Ended December 31, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$10,896	$1,707	$431	$61	$217	$66	$—	$13,378
Other revenues from operations	—	—	687	—	57	—	4	—	748
Net (loss) gain from investment activities	(216)	—	—	—	—	—	—	48	(168)
Interest and dividend income	288	8	—	—	—	—	1	31	328
(Loss) gain on disposition of assets, net	—	(11)	3	—	—	—	—	—	(8)
Other (loss) gain, net	(95)	(78)	1	(5)	—	—	1	(1)	(177)
	(23)	10,815	2,398	426	118	217	72	78	14,101
Expenses:
Cost of goods sold	—	9,811	1,247	357	40	186	48	—	11,689
Other expenses from operations	—	—	528	—	55	—	—	—	583
Selling, general and administrative	27	176	867	52	16	48	42	22	1,250
Restructuring, net	—	—	—	—	—	2	—	—	2
Impairment	—	—	—	—	—	—	—	—	—
Interest expense	173	92	2	8	—	3	—	290	568
	200	10,079	2,644	417	111	239	90	312	14,092
(Loss) income from continuing operations before income tax (expense) benefit	(223)	736	(246)	9	7	(22)	(18)	(234)	9
Income tax (expense) benefit	—	(140)	54	(7)	—	—	—	59	(34)
Net (loss) income	(223)	596	(192)	2	7	(22)	(18)	(175)	(25)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(134)	292	—	—	—	—	—	—	158
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(89)	$304	$(192)	$2	$7	$(22)	$(18)	$(175)	$(183)
Supplemental information:
Capital expenditures	$—	$191	$114	$22	$9	$2	$—	$—	$338
Depreciation and amortization	$—	$353	$80	$27	$13	$7	$28	$1	$509

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2021
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Metals	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$7,242	$1,789	$416	$55	$197	$81	$524	$—	$10,304
Other revenues from operations	—	—	605	—	38	—	4	—	—	647
Net gain (loss) from investment activities	145	81	—	—	—	—	—	—	(33)	193
Interest and dividend income	132	—	—	—	—	—	—	—	5	137
(Loss) gain on disposition of assets, net	—	(3)	(22)	—	3	—	—	163	—	141
Other (loss) income, net	(75)	7	(2)	(14)	—	—	—	(3)	3	(84)
	202	7,327	2,370	402	96	197	85	684	(25)	11,338
Expenses:
Cost of goods sold	—	7,069	1,339	343	44	159	50	481	—	9,485
Other expenses from operations	—	—	475	—	47	—	—	—	—	522
Selling, general and administrative	16	147	877	50	13	46	38	16	35	1,238
Restructuring, net	—	—	4	1	—	—	—	—	—	5
Impairment	—	—	—	—	—	—	—	—	—	—
Interest expense	218	109	7	6	—	2	—	1	323	666
	234	7,325	2,702	400	104	207	88	498	358	11,916
(Loss) income from continuing operations before income tax benefit (expense)	(32)	2	(332)	2	(8)	(10)	(3)	186	(383)	(578)
Income tax benefit (expense)	—	27	72	(4)	—	2	—	—	(19)	78
Net (loss) income from continuing operations	(32)	29	(260)	(2)	(8)	(8)	(3)	186	(402)	(500)
Less: net (loss) income from continuing operations attributable to non-controlling interests	(16)	34	—	—	—	—	—	—	—	18
Net (loss) income from continuing operations attributable to Icahn Enterprises	$(16)	$(5)	$(260)	$(2)	$(8)	$(8)	$(3)	$186	$(402)	$(518)
Supplemental information:
Capital expenditures	$—	$224	$48	$17	$10	$3	$—	$3	$—	$305
Depreciation and amortization	$—	$343	$87	$28	$9	$7	$28	$14	$1	$517

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Petroleum products	$8,566	$10,060	$6,709
Nitrogen fertilizer products	681	836	533
	$9,247	$10,896	$7,242

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Automotive

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Automotive Services	$1,548	$1,552	$1,377
Aftermarket Parts sales	137	797	1,007
Total revenue from customers	1,685	2,349	2,384
Lease revenue outside scope ASC 606	56	45	10
Total Automotive net sales and other revenues from operations	$1,741	$2,394	$2,394

Condensed Balance Sheets

	December 31, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$23	$1,179	$104	$8	$22	$5	$26	$1,584	$2,951
Cash held at consolidated affiliated partnerships and restricted cash	2,799	7	9	—	4	3	—	173	2,995
Investments	2,898	100	—	—	14	—	—	—	3,012
Accounts receivable, net	—	286	41	89	16	26	27	—	485
Related party note receivable	—	—	—	—	—	—	—	11	11
Inventories	—	604	228	111	—	81	23	—	1,047
Property, plant and equipment, net	—	2,594	822	134	363	52	—	4	3,969
Goodwill and intangible assets, net	—	179	335	23	—	19	198	—	754
Other assets	4,425	310	480	101	69	17	8	224	5,634
Total assets	$10,145	$5,259	$2,019	$466	$488	$203	$282	$1,996	$20,858
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,312	$1,553	$890	$148	$43	$42	$55	$62	$4,105
Securities sold, not yet purchased, at fair value	3,473	—	—	—	—	—	—	—	3,473
Debt	—	2,185	33	133	1	8	—	4,847	7,207
Total liabilities	4,785	3,738	923	281	44	50	55	4,909	14,785

Equity attributable to Icahn Enterprises	3,243	795	1,096	168	439	153	227	(2,913)	3,208
Equity attributable to non-controlling interests	2,117	726	—	17	5	—	—	—	2,865
Total equity	5,360	1,521	1,096	185	444	153	227	(2,913)	6,073
Total liabilities and equity	$10,145	$5,259	$2,019	$466	$488	$203	$282	$1,996	$20,858

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$19	$510	$32	$9	$26	$5	$16	$1,720	$2,337
Cash held at consolidated affiliated partnerships and restricted cash	2,455	7	10	—	8	3	—	66	2,549
Investments	6,719	76	—	—	14	—	—	—	6,809
Accounts receivable, net	—	358	99	87	12	24	26	—	606
Inventories	—	624	686	103	—	90	28	—	1,531
Property, plant and equipment, net	—	2,664	826	142	345	56	—	5	4,038
Goodwill and intangible assets, net	—	200	352	24	—	19	226	—	821
Other assets	8,041	296	527	110	102	16	6	125	9,223
Total assets	$17,234	$4,735	$2,532	$475	$507	$213	$302	$1,916	$27,914
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,589	$1,823	$981	$149	$47	$45	$61	$70	$4,765
Securities sold, not yet purchased, at fair value	6,495	—	—	—	—	—	—	—	6,495
Debt	—	1,591	21	162	1	12	—	5,309	7,096
Total liabilities	8,084	3,414	1,002	311	48	57	61	5,379	18,356

Equity attributable to Icahn Enterprises	4,184	648	1,530	149	455	156	241	(3,463)	3,900
Equity attributable to non-controlling interests	4,966	673	—	15	4	—	—	—	5,658
Total equity	9,150	1,321	1,530	164	459	156	241	(3,463)	9,558
Total liabilities and equity	$17,234	$4,735	$2,532	$475	$507	$213	$302	$1,916	$27,914

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

The following table presents our consolidated geographic net sales from external customers, other revenues from operations and property, plant and equipment, net for the periods indicated:

							Property, Plant and
	Net Sales			Other Revenues From Operations			Equipment, Net
	Year Ended December 31,			Year Ended December 31,			December 31,
	2023	2022	2021	2023	2022	2021	2023	2022

	(in millions)
United States	$10,687	$12,988	$9,924	$742	$722	$636	$3,844	$3,921
International	390	390	380	28	26	11	125	117
	$11,077	$13,378	$10,304	$770	$748	$647	$3,969	$4,038

Geographic locations for net sales and other revenues from operations are based on locations of the customers and geographic locations for property, plant, and equipment are based on the locations of the assets.

16. Income Taxes

The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows:

	Icahn Enterprises
	December 31,
	2023	2022

	(in millions)
Book basis of net assets	$3,224	$3,901
Book/tax basis difference	(540)	(1,267)
Tax basis of net assets	$2,684	$2,634

Income (loss) from continuing operations before income tax benefit (expense) is as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Domestic	$(943)	$(8)	$(576)
International	21	17	(2)
	$(922)	$9	$(578)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax benefit (expense) attributable to continuing operations is as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Current:
Domestic	$(130)	$(174)	$(87)
International	(8)	(8)	(3)
Total current	(138)	(182)	(90)
Deferred:
Domestic	41	149	166
International	7	(1)	2
Total deferred	48	148	168
	$(90)	$(34)	$78

A reconciliation of the income tax benefit (expense) calculated at the federal statutory rate to income tax benefit (expense) on continuing operations as shown in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Income tax benefit at U.S. statutory rate	$193	$(2)	$121
Tax effect from:
Valuation allowance	(1)	100	13
Non-controlling interest	23	38	10
Credits and incentives	26	—	—
Uncertain tax positions	17	—	—
Deconsolidation	23	—	—
Tax gain not on books	(83)	—	—
Tax rate changes	—	—	13
Dividends received	(20)	(23)	(24)
Income not subject to taxation	(239)	(88)	(64)
State taxes	(26)	(49)	—
Other	(3)	(10)	9
Income tax benefit (expense)	$(90)	$(34)	$78

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows:

	December 31,
	2023	2022

	(in millions)
Deferred tax assets:
Contingent liabilities	$61	$—
Net operating loss	954	954
Tax credits	48	46
Capital loss	200	253
Leases	139	115
Investment in partnerships	147	74
Other	105	101
Total deferred tax assets	1,654	1,543
Less: Valuation allowance	(860)	(866)
Net deferred tax assets	$794	$677

Deferred tax liabilities:
Property, plant and equipment	$(408)	$(100)
Intangible assets	(65)	(70)
Investment in partnerships	(180)	(435)
Investment in U.S. subsidiaries	(163)	(184)
Leases	(135)	(112)
Other	(58)	(6)
Total deferred tax liabilities	(1,009)	(907)
	$(215)	$(230)

We recorded deferred tax assets and deferred tax liabilities of $184 million and $399 million, respectively, as of December 31, 2023 and $109 million and $339 million, respectively, as of December 31, 2022.

We analyze all positive and negative evidence to consider whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income, tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. As of December 31, 2023 we had a valuation allowance of approximately $860 million primarily related to tax loss and credit carryforwards and other deferred tax assets. The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. For the year ended December 31, 2023, the valuation allowance on deferred tax assets decreased by $6 million. The decrease was primarily attributable to utilization of capital loss carryforwards and changes in net operating loss carryforwards partially offset by increases in other deferred tax assets.

At December 31, 2023, American Entertainment Properties Corp. (“AEPC”), a wholly-owned corporate subsidiary of Icahn Enterprises, which includes all or parts of our Automotive, Food Packaging, Pharma, Home Fashion and Real Estate segments had U.S. federal net operating loss carryforwards of approximately $3.2 billion with expiration dates from 2024 through unlimited carryforward periods. Additionally, AEPC and its corporate subsidiaries had foreign net operating loss carryforwards of $19 million with an unlimited carryforward period.

At December 31, 2023, CVR Energy had state income tax credits of $14 million, which are available to reduce future state income taxes. These credits have an indefinite carryforward period.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, we have not provided taxes on approximately $74 million of undistributed earnings in foreign subsidiaries which are deemed to be indefinitely reinvested. If at some future date these earnings cease to be permanently reinvested, we may be subject to foreign income and withholding taxes upon repatriation of such amounts. An estimate of the tax liability that would be incurred upon repatriation of foreign earnings is not practicable to determine.

Accounting for Uncertainty in Income Taxes

A summary of the changes in the gross amounts of unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Balance at January 1	$27	$33	$35
Addition based on tax positions related to the current year	—	—	—
Increase for tax positions of prior years	—	—	—
Decrease for tax positions of prior years	—	—	(1)
Decrease for statute of limitation expiration	(17)	(6)	(1)
Balance at December 31	$10	$27	$33

At December 31, 2023, 2022 and 2021, we had unrecognized tax benefits of $10 million, $27 million and $33 million, respectively. Of these totals, $10 million, $25 million and $29 million represent the amount of unrecognized tax benefits that if recognized, would affect the annual effective tax rate in the respective periods. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.

During the next 12 months, we believe that it is reasonably possible that unrecognized tax benefits may decrease by approximately $2 million due to statute expirations.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. We recorded $4 million, $6 million and $5 million as of December 31, 2023, 2022 and 2021, respectively, in liabilities for tax related net interest and penalties in our consolidated balance sheets. Income tax expense (benefit) related to interest and penalties were $(2) million, $2 million and $2 million for the years December 31, 2023, 2022 and 2021, respectively. We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We and our subsidiaries are no longer subject to U.S. federal tax examinations for years before 2019 or state and local examinations for years before 2018, with limited exceptions.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits and
	of Tax	Other, Net of Tax	Total

	(in millions)
Balance, December 31, 2022	$(45)	$(25)	$(70)
Other comprehensive income before reclassifications, net of tax	12	3	15
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	—	—
Other comprehensive income, net of tax	12	3	15
Balance, December 31, 2023	$(33)	$(22)	$(55)

18. Other Loss, Net

Other loss, net consists of the following:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Dividend expense	$(87)	$(95)	$(75)
Equity earnings from non-consolidated affiliates	12	10	8
Foreign currency transaction loss	1	(3)	(14)
Legal settlement loss	—	(76)	—
Gain (loss) on extinguishment of debt, net	13	(2)	(5)
Other	(8)	(11)	2
	$(69)	$(177)	$(84)

19. Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect human health and safety and the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities on an undiscounted basis were $19 million and $22 million as of December 31, 2023 and 2022, respectively, primarily within our Energy segment, which are included in accrued expenses and other liabilities in our consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy

CVR Energy’s obligated-party subsidiaries are subject to the Renewable Fuel Standard (“RFS”) implemented by the EPA which requires refiners to either blend renewable fuels into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending, in an amount equal to the renewable volume obligation (“RVO”) for the applicable compliance year. CVR Energy’s obligated-party subsidiaries are not able to blend the substantial majority of their transportation fuels and, unless their obligations are waived or exempted by the EPA, must either purchase RINs on the open market or obtain waiver credits for cellulosic biofuels in order to comply with the RFS. CVR Energy’s obligated-party subsidiaries also purchase RINs generated from its renewable diesel operations. One of CVR Energy’s obligated-party subsidiaries, Wynnewood Refining Company, LLC (“WRC”), qualifies as a “small refinery” defined under the RFS as a refinery with an average aggregate daily crude oil throughput for a calendar year no greater than 75,000 barrels, which enables WRC to seek small refinery exemptions (“SREs”) under the RFS should it be able to establish it suffered disproportionate economic hardship. WRC sought and received SREs for the 2017 and 2018 compliance years, which SREs were later denied by the EPA in June 2022 and April 2022, respectively (collectively, the “2022 Denials”), based on a new standard for evaluating SREs announced by the EPA in December 2021 and retroactively applied. The EPA’s June 2022 denial also denied WRC’s then pending SRE petitions for the 2019, 2020 and 2021 compliance periods based on the same new standard. In 2022, WRC joined certain other small refiners in bringing suit against the EPA in the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) challenging the 2022 Denials and received from the EPA a stay of enforcement of the RFS for the applicable compliance periods. WRC and certain other refineries also challenged the July 2023 denial by the EPA of additional SRE petitions based on the new standard, including WRC’s 2022 SRE petition. The Fifth Circuit granted WRC a stay of enforcement for the 2022 compliance period and held the case in abeyance pending resolution of lawsuits in the Fifth Circuit, the United States Court of Appeals for the Eleventh Circuit and the United States Court of Appeals for the District of Colombia Circuit (the “DC Circuit”) relating to the 2022 Denials (collectively, the “2022 Denials Cases”). In November 2023, the Fifth Circuit issued an opinion holding that the 2022 Denials were impermissibly retroactive and that the EPA’s interpretation of the SRE provisions of the RFS was contrary to law and arbitrary and capricious as applied to the Fifth Circuit petitioners’ SRE petitions. The Fifth Circuit vacated the EPA’s denials, including those for WRC for 2017 through 2021, and remanded those SRE petitions to EPA for further consideration consistent with the Fifth Circuit’s ruling. The EPA has not yet taken action on those SRE petitions since remand. While WRC’s stay relating to the 2022 compliance year remains in effect until resolution of the 2022 Denials Cases, its stays relating to the preceding compliance periods expired in January 2024. WRC’s other challenges against the EPA relating to the RFS remain pending, including: (a) WRC’s challenges to the EPA’s Final Rules issued in June 2022 and June 2023 establishing the 2020-2022 RVOs and 2023-2025 RVOs, respectively; and (b) WRC’s lawsuit against the EPA currently pending in the DC Circuit related to damages WRC incurred as a result of the EPA’s late grant of its 2018 SRE, which SRE was denied by the EPA in April 2022, which denial was vacated by the Fifth Circuit in November 2023 as noted above. CVR Energy cannot yet determine at this time the outcomes of these matters. However, while CVR Energy intends to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to CVR Energy, they could have a material adverse effect on our Energy business’ financial position, results of operations, or cash flows.

Our Energy segment recognized a benefit of approximately $114 million and an expense of approximately $435 million for the years ended December 31, 2023 and 2022, respectively, for CVR Energy’s obligated-party subsidiaries’ compliance with the RFS (based on the 2020, 2021, 2022 and 2023 annual RVO for the respective periods, excluding the impacts of any exemptions or waivers to which the obligated-party subsidiaries may be entitled). These recognized amounts are included in cost of goods sold in the consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Energy’s obligated-party subsidiaries may be entitled), the remaining position is valued using RIN market prices at period end using each specific or closest vintage year. As of December 31, 2023 and December 31, 2022, CVR Energy’s obligated-party subsidiaries’ RFS position was $329 million and $692 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Clean Air Act Matter - CVR Energy’s indirect wholly-owned subsidiary, Coffeyville Resource Refining & Marketing, LLC (“CRRM”) and certain of its affiliates settled claims brought in the United States District Court for the District of Kansas (“D. Kan”) by the United States, on behalf of the EPA, and the State of Kansas, on behalf of the Kansas Department of Health and Environment (“KDHE”) seeking both statutory and stipulated penalties primarily relating to the Coffeyville Refinery’s flares, heaters and related matters. The terms of the settlement are set forth in a consent decree that was entered by the D. Kan on January 10, 2024. The amount of stipulated penalties asserted by EPA and KDHE under a 2012 Consent Decree (the “Stipulated Claims”) was previously deposited by CRRM into a commercial escrow account which were legally restricted for use and included in Prepaid expenses and other current assets on our Consolidated Balance Sheets as of December 31, 2023; those escrowed funds were released in February 2024 and the settlement was paid. The settlement did not and is not expected in the future to have a material adverse impact on CVR Energy or the Company’s financial position, results of operations, or cash flows.

45Q Transaction

In January 2023, CVR Partners and certain of its subsidiaries entered into a joint venture and related agreements with unaffiliated third-party investors and others intended to qualify for certain tax credits available under Section 45Q of the Internal Revenue Code. Under the agreements entered into in connection with the 45Q Transactions, CVR Partners and certain of its subsidiaries are obligated to meet certain minimum quantities of carbon dioxide supply each year during the term of the agreement and could be subject to fees of up to $15 million per year, with an overall cap at $45 million, should it fail to perform.

Litigation

From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.

Energy

Call Option Coverage Case – In January 2021, CVR Energy’s primary and excess insurers (the “Insurers") filed suit for declaratory judgment in the 434th Judicial District Court of Fort Bend County, Texas seeking determination that the Insurers owe no indemnity coverage under policies with coverage limits of $50 million for CVR Energy’s December 2022 settlement of the consolidated lawsuits (collectively, the “Call Option Lawsuits”) filed by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders against CVR Energy and certain of its affiliates (the “Call Defendants”) relating to CVR Energy’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner including the Stipulation, Compromise and Release (the “Settlement”), which Settlement was entered into in August 2022 and had no further impact on the Company’s financial position or results of operations beyond the $79 million recognized within Other (expense) income, net in the Consolidated Statements of Operations for the year ended December 31, 2022 to reflect the estimated probable loss. In November 2022, the court granted summary judgment in favor of the Insurers, which the Company has appealed, and which appeal remains pending and in its earliest stages. Also in January 2021, the Company filed suit against the Insurers in the Superior Court of the State of Delaware (the “Superior Court”) alleging breach of contract and breach of the implied covenant of good faith and fair dealing against their primary and excess insurers relating to their denial of coverage of the Call Defendants’ defense expenses and indemnity, as well as other conduct of the Insurers relating to the Call Option Lawsuits, which complaint was amended in January 2023 to seek recovery from the Insurers of all of the amounts paid in settlement of the Call Option Lawsuits.

While CVR Energy’s potential appeal of the Texas Court’s summary judgment rulings and its Delaware Court lawsuit are not yet concluded, CVR Energy does not expect the outcome of these lawsuits to have a material adverse impact on its financial position, results of operations, or cash flows.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 86% of our outstanding depositary units as of December 31, 2023. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of December 31, 2023. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $34 million as of December 31, 2023. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

Other

Icahn Enterprises L.P. was contacted on May 3, 2023 by the U.S. Attorney’s office for the Southern District of New York and on June 21, 2023 by the staff of the Division of Enforcement of the U.S. Securities and Exchange Commission (the “SEC”), seeking production of information relating to the Company and certain of its affiliates’ corporate governance, capitalization, securities offerings, disclosure, dividends, valuation, marketing materials, due diligence and other materials. We are cooperating with these requests and investigations and are providing documents in response to these requests for information. In addition, two putative securities class action lawsuits have been filed against the Company in the U.S. District Court for the Southern District of Florida alleging violations of the federal securities laws, Okaro v. Icahn Enterprises L.P. et al., Case No. 23-21773 (S.D. Fl.), and Levine v. Icahn Enterprises L.P. et al., Case No. 23-22009 (S.D. Fl.). These lawsuits have been consolidated and the court appointed a lead plaintiff on November

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20, 2023. A derivative complaint has also been filed in the U.S. District Court for the Southern District of Florida, naming the Company’s general partner, its directors, and certain current and former officers as defendants, and the Company as a nominal defendant, alleging breaches of fiduciary duties with respect to the Company’s disclosure, Patrick Pickney v. Icahn Enterprises G.P. Inc. Case No. 1:23-cv-22932-KMW (S.D. Fl.). In addition, an action to compel inspection of our books and records was filed on November 22, 2023 in the Court of Chancery of the State of Delaware, Bruno v. Icahn Enterprises, L.P. et al., Case No. 2023-1170-SEM.

We believe that we maintain a strong compliance program and, while no assurances can be made, and we are still evaluating these matters, we do not currently believe that these inquiries and litigations will have a material impact on our business, financial condition, results of operations or cash flows.

Unconditional Purchase Obligations

Unconditional purchase obligations are primarily within our Energy and Pharma segments. Our Energy segment’s unconditional purchase obligations relate to commitments for transportation of feedstock and product supply agreements related to CVR Energy’s biofuel blending obligation and various agreements for gas and gas transportation. Our Pharma segment’s unconditional purchase obligations relate to agreements to purchase goods or services from suppliers for the manufacture of its products. The minimum required payments for our Energy and Pharma segments’ unconditional purchase obligations are as follows:

Year	Energy	Pharma

	(in millions)
2024	$73	$15
2025	73	11
2026	67	11
2027	66	12
2028	66	12
Thereafter	147	12
	$492	$73

20. Pension and Other Post-Retirement Benefit Plans

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit cost (credit) are as follows:

	U.S. and Non-U.S. Pension Benefits
	Year Ended December 31,
	2023	2022	2021

	(in millions)
Interest cost	$6	$4	$4
Expected return on plan assets	(5)	(5)	(5)
Amortization of actuarial losses	0	1	1
	$1	$—	$—

The following table provides disclosures for Viskase’s benefit obligations, plan assets, funded status, and recognition in the consolidated balance sheets. As pension costs for Viskase are not material to our consolidated financial position and results of operations, we do not provide information regarding their inputs and valuation assumptions.

	U.S. and Non-U.S. Pension Benefits
	2023	2022

	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$115	$154
Interest cost	6	4
Benefits paid	(8)	(8)
Actuarial loss (gain)	1	(34)
Currency translation	2	(1)
Benefit obligation, end of year	116	115
Change in plan assets:
Fair value of plan assets, beginning of year	84	106
Actual return on plan assets	10	(15)
Employer contributions	3	1
Benefits paid	(8)	(8)
Fair value of plan assets, end of year	89	84
Funded status of the plan and amounts recognized in the consolidated balance sheets	$(27)	$(31)

Defined Benefit Plans Measured at Fair Value on a Recurring Basis

The following table presents Viskase’s defined benefit plan assets measured at fair value on a recurring basis:

	December 31, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(in millions)
U.S. and Non-U.S. Plans:
Cash and cash equivalents	$1	$39	$40	$13	$—	$13
Government debt securities	3	—	3	2	13	15
Exchange traded funds	—	—	—	12	—	12
Mutual funds	—	—	—	20	—	20
Common stock	46	—	46	24	—	24
	$50	$39	$89	$71	$13	$84

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Cash payments for interest, net of amounts capitalized	$(426)	$(438)	$(485)
Cash (payments) receipts for income taxes, net	(105)	(180)	(72)
Non-cash dividends to non-controlling interests in subsidiary	—	—	(74)
Partnership contributions receivable	6	—	—
Non-cash Investment segment contributions from non-controlling interests	(2)	—	2

22. Subsequent Events

Icahn Enterprises

LP Unit Distribution

On February 26, 2024, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.00 per depositary unit, which will be paid on or about April 18, 2024 to depositary unitholders of record at the close of business on March 11, 2024. Depositary unitholders will have until April 5, 2024 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending April 12, 2024. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and subsidiaries’ disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for an assessment of the effectiveness of internal control over financial reporting; as such items are defined in Rule 13a-15(f) under the Exchange Act.

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

Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2023, is effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Icahn Enterprises L.P.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2023, and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.

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

/s/GRANT THORNTON LLP

Fort Lauderdale, Florida

February 28, 2024

Item 9B. Other Information

During the fourth quarter of 2023, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, offices held and ages of the directors, executive officers and certain significant employees of Icahn Enterprises G.P., Inc. (“Icahn Enterprises GP”), the general partner of Icahn Enterprises L.P. (“Icahn Enterprises”) are as follows:

Name	Age	Position
Carl C. Icahn	87	Chairman of the Board
Andrew Teno	38	President, Chief Executive Officer and Director
Ted Papapostolou	43	Chief Financial Officer and Director
Robert Flint	46	Chief Accounting Officer
Brett Icahn	44	Director
Michael Nevin	40	Director
Denise Barton	66	Director
Stephen A. Mongillo	62	Director
Alvin B. Krongard	87	Director
Nancy Dunlap	71	Director

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

Mr. Icahn began his career on Wall Street in 1961 and has become one of the most well-known and influential investors in America. In 1968, he formed Icahn & Co., a securities firm that focused on arbitrage and options trading. In 1978, he began taking very substantial and sometimes controlling positions in individual companies. Over the years, these positions include: RJR Nabisco, Texaco, Phillips Petroleum, Western Union, Gulf & Western, Viacom, Uniroyal, Dan River, Marshall Field, E- II (Culligan and Samsonite), American Can, USX, Marvel, Revlon, ImClone, Fairmont, Kerr-McGee, Time Warner, Yahoo!, Lions Gate, CIT, Motorola, Genzyme, Biogen, BEA Systems, Chesapeake Energy, El Paso, Amylin Pharmaceuticals, Regeneron, Mylan Labs, KT&G, Lawson Software, MedImmune, Dell, Herbalife,

Navistar International, Transocean, Take-Two, Hain Celestial, Mentor Graphics, Netflix, Forest Laboratories, Apple, eBay, PayPal, Hertz, AIG, Cheniere Energy, Xerox, Freeport-McMoRan, Dana, Bausch, Southwest Gas, Illumina and JetBlue. As a leading shareholder activist, his efforts have unlocked billions of dollars of shareholder and bondholder value and have improved the competitiveness of American companies. He and his affiliated companies currently own businesses in a wide range of industries, including real estate, oil refining and manufacturing. Companies in which he and his affiliates currently own majority positions include CVR Energy, Viskase Companies, WestPoint Home and Pep Boys. He and his affiliated companies also own stakes in many other public companies. Icahn Enterprises LP is Mr. Icahn’s flagship company through which he has acquired many of these positions.

Mr. Icahn, 88, is a graduate of Princeton University, with a degree in philosophy. He has many charitable interests, focusing primarily on medicine, education and child welfare. He is a significant benefactor to, and serves as a trustee on the boards of, the School of Medicine and the Hospital at Mt Sinai. He funded the Icahn Medical Institute Building at Mt. Sinai Hospital and the Institute of Genomics, a genomics and multiscale biology research program, at the School of Medicine. In 2012 he made a substantial pledge to the School of Medicine. In honor and recognition of $200 million of financial support by him, the School of Medicine was renamed the Icahn School of Medicine at Mt. Sinai and the Institute of Genomics was renamed the Icahn Genomics Institute. The School of Medicine also established an Icahn Scholars Program to attract a world-class group of physician-scientists to the School.

In the area of education, Mr. Icahn established seven Icahn Charter Schools located in The Bronx, New York, an area marked by poverty and high crime rates. The mission of the schools is based on the belief that all students deserve a rigorous academic program through which they will increase their capacity to learn. As a result, the students will graduate armed with the skills and knowledge to participate successfully in the most intense academic environments and will have a sense of personal and community responsibility. At Choate Rosemary Hall, a premiere boarding school located in Wallingford, Connecticut where he previously served on the board of trustees, he endowed the Icahn Scholars Program, which has awarded a large number of scholarships to underprivileged students, and funded the Carl C. Icahn Science Center, Choate Science Building designed by I.M. Pei. He also sponsored a genomics laboratory at Princeton University which was named the Carl C. Icahn Laboratory for Princeton University's Institute for Integrated Genomics.  Mr. Icahn is also a Charter Member of the Nassau Hall Society, which is composed of individuals who have given $5 million or more to Princeton University.

He has also made significant donations to the Randall's Island Sports Foundation, where he previously served as a trustee, for the construction of Icahn Stadium, a track and field stadium located on Randall’s Island. In addition, he has served as a trustee on the board of Lincoln Center.

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

Andrew Teno has served as President and Chief Executive Officer and as a director of Icahn Enterprises since February 2024. Prior to his appointment as President and Chief Executive Officer, Mr. Teno served as a portfolio manager at Icahn Capital LP, a subsidiary of Icahn Enterprises, since October 2020. Mr. Teno previously worked at Fir Tree Partners, a New York based private investment firm that invests worldwide in public and private companies, real estate and sovereign debt, from 2011 to April 2020. Prior to that, he worked at Crestview Partners from 2009 to 2011 as an associate in their private equity business, and at Gleacher Partners, a boutique mergers and acquisitions firm, from 2007 to 2009. Mr. Teno has served as a director of Southwest Gas Holdings, Inc., an entity that purchases, distributes and transports natural gas and provides utility infrastructure services across North America, since May 2022 and Illumina, Inc., a company engaged in sequencing- and array-based solutions for genetic and genomic analysis since May 2023. Mr. Teno also previously served as a director of: Crown Holdings Inc. from December 2022 to November 2023; FirstEnergy Corp. from March 2021 to December 2023; Herc Holdings Inc. from February 2021 to March 2023; and Cheniere Energy, Inc. from February 2021 to June 2022. Mr. Teno received an undergraduate business degree from the Wharton School at the University of Pennsylvania in 2007.

Ted Papapostolou has served as Chief Financial Officer of Icahn Enterprises since November 2021. In addition, Mr. Papapostolou has served as director of Icahn Enterprises since December 2021 and its Secretary since April 2020. Mr. Papapostolou previously served as the Chief Accounting Officer of Icahn Enterprises from April 2020 to December 2023 and in various progressive accounting positions at Icahn Enterprises from March 2007 to March 2020. Previously, Mr. Papapostolou worked at Grant Thornton LLP in their audit practice. Mr. Papapostolou received his M.B.A. from The Peter J. Tobin College of Business at Saint John’s University and his B.B.A. from Frank G. Zarb School of Business at Hofstra University. Mr. Papapostolou has served as director of Viskase Companies, Inc., since April 2020 and CVR Energy, Inc., since March 2023. Viskase Companies, Inc. and CVR Energy, Inc. are each indirectly controlled by Carl C. Icahn.

Robert Flint has served as Chief Accounting Officer of Icahn Enterprises since December 2023. In addition, Mr. Flint has served as the Director of Accounting of Icahn Enterprises since November 2021 and previously served as the Chief Audit Executive of Icahn Enterprises from March 2020 to November 2021. Mr. Flint was an independent management consultant from January 2017 to March 2020, serving a variety of clients and industries, including Icahn Automotive Group LLC, a subsidiary of Icahn Enterprises, from September 2018 to March 2020. Mr. Flint received his B.S. in Accounting and Finance from the University of Dayton.

Brett Icahn has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP and has been a Portfolio Manager for Icahn Capital LP, a subsidiary of Icahn Enterprises, since October 2020. Brett Icahn was previously a consultant for Icahn Enterprises, where he exclusively provided investment advice to Carl C. Icahn with respect to the investment strategy for Icahn Enterprises’ Investment segment and with respect to capital allocation across Icahn Enterprises’ various operating subsidiaries from 2017 to 2020. From 2010 to 2017, Brett Icahn was responsible for co-executing an investment strategy across all industries as a Portfolio Manager of the Sargon Portfolio for Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds. From 2002 to 2010, Brett Icahn served as an investment analyst for Icahn Capital LP and in a variety of investment advisory roles for Carl C. Icahn.

Brett Icahn currently serves as a director of Bausch Health Companies Inc., a manufacturer and marketer of pharmaceuticals, over the counter products and medical devices since March 2021 and the Bausch + Lomb board since June 2022.

Brett Icahn was previously a director of, among others: Dana Inc. a leading supplier of fully integrated drivetrain and electrified propulsion systems for all passenger vehicles, from January 2022 to January 2023; Newell Brands Inc., a global marketer of consumer and commercial products, from March 2018 to March 2023; Nuance Communications, Inc., a provider of voice and language solutions, from October 2013 to March 2016; Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 to November 2013; and The Hain Celestial Group, Inc., a natural and organic products company, from July 2010 to November 2013. Brett Icahn is the son of Carl C. Icahn who has or previously had non-controlling interests in the aforementioned companies through the ownership of securities.

Brett Icahn brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In addition, Brett Icahn is uniquely qualified based on his prior experience working as an investment analyst for Icahn Capital LP.

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

Ferrous Resources Ltd., American Railcar Industries, Inc. and Federal-Mogul LLC were previously indirectly controlled by Mr. Icahn. Carl C. Icahn also has a non-controlling interest in Conduent Incorporated through the ownership of securities. Mr. Nevin is married to the daughter of Carl C. Icahn.

Mr. Nevin brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In particular, his prior service as Chief Financial Officer of Icahn Automotive enables him to understand the complex business and financial issues that we may face.

Denise Barton has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since September 2019 and was a member of our audit committee. from September 2019 until April 2021. In addition, Ms. Barton has served as Chief Financial Officer of IEH Auto Parts LLC since July of 2021 and both Chief Executive Officer and Chief Financial Officer of IEH Auto Parts LLC from September 2021 through April 2022. Ms. Barton has served on the board of directors and audit committee for Viskase Companies, Inc., a subsidiary of Icahn Enterprises, since May 2016 and served on the board of directors and audit committee for Trump Entertainment Resorts, Inc., a subsidiary of Icahn Enterprises, from February 2016 through June 2017. Ms. Barton served as a member of the Operating Executive Board of Gotham Private Equity Partners, LP, a New York based merchant banking firm, from March 2010 through January 2014. Ms. Barton served as the Chief Financial Officer for Land Holdings I, LLC, a company formed to develop, own and operate the Scarlet Pearl Casino Resort, from March 2012 through March 2017. In addition, Ms. Barton has over 15 years’ experience in public accounting and has served as Chief Financial Officer in both public and private companies. Ms. Barton is a certified public accountant and has been licensed by the Nevada State Gaming Control Commission, the New Jersey Casino Control Commission and the Mississippi Gaming Commission.

Ms. Barton brings to her service as a director her significant experience in leadership roles as director of various companies as discussed above. In particular, her service as Chief Financial Officer of various companies enables her to understand the complex business and financial issues that we may face.

Stephen A. Mongillo has served as the director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since March 2020 and is a member of our audit committee. Mr. Mongillo has served as a director of CVR Energy, Inc., a majority owned subsidiary of Icahn Enterprises, since May 2012. Mr. Mongillo is currently, and has been since April 2012, the Chairman and Chief Executive Officer of AMPF, Inc., a distributor of picture frame mouldings and supplies of which he is also the principal shareholder. Since November 2022, Mr. Mongillo has been an equity member of Manufactured Housing Partners LLC (“MHP”), a private real estate management company. Previously, Mr. Mongillo served as: a director of HERC Holdings, Inc., a publicly traded equipment rental company, from 2016 until 2018; a director of American Railcar Industries, Inc from 2009 until 2011; a director of WestPoint Home LLC, from March 2009 until January 2011; and a managing director of Icahn Capital LP, from January 2008 until January 2011. Icahn Capital LP and WestPoint Home, LLC are each indirectly controlled by Carl C. Icahn. American Railcar Industries, Inc. was previously indirectly controlled by Carl C. Icahn. Carl C. Icahn also previously had non-controlling interests in HERC Holdings, Inc through the ownership of securities. Mr. Mongillo received a B.A. from Trinity College and an M.B.A from the Amos Tuck School of Business Administration at Dartmouth College.

Mr. Mongillo brings to his service as a director his significant experience in leadership roles as director of various companies, as discussed above. In particular, his service as Chief Executive Officer of AMPF, Inc. enables him to understand the complex business and financial issues that we may face.

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

Nancy Dunlap has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since April 2021 and is a member of our audit committee. Ms. Dunlap currently serves as the private counsel and head of the private family office of former New Jersey Governor and United States Senator Jon S. Corzine. Since 1999, Ms. Dunlap has overseen all personal investment and legal affairs of the Corzine Family Office. As head of Mr. Corzine’s private family office, Ms. Dunlap also serves as a Trustee of the Jon S. Corzine Trust and as Director of the Jon S. Corzine Foundation. Ms. Dunlap was previously a director of: CVR Refining, LP, from July 2018 to February 2019; and Equita Sim, a private investment bank headquartered in Milan, Italy, from November 2010 to September 2015. CVR Refining, LP is a wholly-owned subsidiary of CVR Energy, which is indirectly controlled by Mr. Icahn. Ms. Dunlap was also previously a director of Amp Electric Vehicles from March 2010 to September 2012. Ms. Dunlap received a Juris Doctor from St. John’s University School of Law and a Bachelor of Arts from University of Denver.

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

Audit Committee Report

The audit committee has confirmed that: (1) the audit committee reviewed and discussed our audited financial statements for the year ended December 31, 2023 with management; (2) the audit committee has discussed with our independent auditors the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC; (3) the audit committee has received the written disclosures and the letter from the independent accountants required by the applicable requirements of the PCAOB regarding the independent accountant’s communication with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence; and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the board of directors that our audited financial statements for the year ended December 31, 2023 be included in this Report.

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

Nasdaq Corporate Governance Compliance

Pursuant to Rule 5615(a)(4)(J) of the Nasdaq corporate governance requirements, in the event that an executive officer of Icahn Enterprises’, or a person performing an equivalent role, becomes aware of any noncompliance with Nasdaq’s corporate governance requirements, he or she is required to provide prompt notice to Nasdaq of such noncompliance. As of February 28, 2024, we believe that we are compliant with Nasdaq’s corporate governance requirements.

Board Leadership Structure

Our leadership structure includes the positions of Chairman of the Board (“Chairman”) and Chief Executive Officer. Mr. Icahn serves as our Chairman and Mr. Teno serves as our Chief Executive Officer.

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

The board of directors met 13 times during 2023, including four regularly scheduled meetings and nine special meetings. All of the directors who served during all of 2023 attended at least 75% of the total meetings of the board of directors and each of its committees on which such director served.

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

Compensation Discussion and Analysis

The following section provides an overview and analysis of our compensation programs, the compensation decisions we have made under those programs, and the factors we considered in making those decisions. Later in this section, under the heading “Additional Information Regarding Executive Compensation,” we provide a table containing specific information about the compensation earned by the following individuals in 2023, whom we refer to as our named executive officers:

●	Carl C. Icahn, Chairman of the Board
●	David Willetts, Former President and Chief Executive Officer
●	Ted Papapostolou, Chief Financial Officer

Effective as of February 21, 2024, Mr. Willetts left his role as President and Chief Executive Officer of Icahn Enterprises and was succeeded by Andrew Teno.

Mr. Icahn serves as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds.

The discussion below is intended to help you understand the detailed information provided in the table and put that information into context within our overall compensation program.

Overview of Compensation Program

Throughout this narrative discussion and in the accompanying table, we refer to our named executive officers. The key compensation package provided to our named executive officers consists of (i) base salary, (ii) incentive compensation and (iii) other benefits. The key compensation provided to our named executive officers for 2023 consisted of salary, bonuses and deferred unit awards. See “Additional Information Regarding Executive

Compensation - Summary Compensation Table” for the compensation received by each of our named executive officers for 2023. Executive compensation levels are established based upon the recommendation of our Chairman, which are discussed with members of the Board. The Board does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.

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

The primary components of our executive compensation program are base salary and annual bonus, payable in cash, and deferred unit awards. Base salary is paid for ongoing performance throughout the year and is determined based on job function and each executive’s contribution to our performance and achievement of our overall business objectives. Our annual bonuses are intended to reward particular achievement during the year, motivate future performance and attract and retain highly qualified key employees. Deferred unit awards are also provided to motivate future performance and retain highly qualified key employees.

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

Mr. Icahn serves as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds.

For 2023, the base salaries for our named executive officers were as follows: Mr. Icahn: $1; Mr. Willetts: $1,000,000; and Mr. Papapostolou: $850,000. Mr. Papapostolou’s base salary was increased to its current level effective as of May 9, 2023 from its prior level of $550,000 as a result of our review of base salaries in the marketplace, including in the finance industry, and in recognition of Mr. Papapostolou’s ongoing contributions to the Company.

See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for detailed information on the compensation received by each of our named executive officers for 2023.

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

Deferred Unit Awards

There were no awards granted during 2023 for our named executive officers. Deferred unit awards are granted to key employees in order to align the interests of executives with our unitholders, provide competitive financial incentives and to promote continuity of management. Mr. Willetts and Mr. Papapostolou each received deferred unit awards in December 2021; please see below under “Additional Information Regarding Executive Compensation - Outstanding Equity Awards at Fiscal Year End 2023” for further information.

401(k) Plan and Other Benefits

For 2023, Messrs. Willetts and Papapostolou were our only named executive officers participating in our qualified Icahn Enterprises Holdings 401(k) Plan (the “401(k) Plan”), and thus received matching contributions for 2023. The matching contributions for each applicable named executive officer in 2023 are disclosed in our Summary Compensation Table under “All Other Compensation” and in the related footnote.

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

All of our named executive officers are eligible to receive medical, dental, life insurance and PTO benefits that are offered to all of our employees and are designed to enable us to attract and retain our workforce in a competitive environment. Health and PTO benefits help ensure that we have a productive and focused workforce.

CEO Pay Ratio

Our Chief Executive Officer to median employee pay ratio (“CEO Pay Ratio”) is calculated in accordance with Regulation S-K. To determine our Chief Executive Officer pay ratio and our median employee, we utilized data as of December 31, 2023 (the “Determination Date”). As of the Determination Date, we and our consolidated subsidiaries employed approximately 15,000 full-time, part-time temporary and seasonal employees, of which approximately 20% were employed internationally. From this population of employees, as permitted by Regulation S-K, we excluded 203 employees located in Germany and 20 employees located in Italy.

We identified the median employee by examining the 2023 total cash compensation (inclusive of any bonuses) for all individuals, excluding our Chief Executive Officer, who were employed by us on the Determination Date. We believe that the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees or other forms of non-cash compensation. We included all active employees, except as permitted to be excluded by Regulation S-K, whether employed on a full-time, part-time, temporary or seasonal basis. We did not utilize any sampling methods and we did not make any assumptions, adjustments, or estimates with respect to total cash compensation, except to annualize full-time and part-time employees who were hired during the period and to translate any compensation measured in a foreign currency to U.S. Dollars.

After identifying the median employee based on total cash compensation, we calculated the total annual compensation for such employee using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table below.

Our Chief Executive Officer’s total annual compensation for 2023 was $2,555,328. The median employee’s total annual compensation for 2022 was $38,141. The ratio of our Chief Executive Officer’s total annual compensation to our median employee’s total annual compensation for 2023 was 67:1.

Fiscal 2024 Management Changes

Appointment of Andrew J. Teno as President and Chief Executive Officer

As previously disclosed, on February 21, 2024, Andrew J. Teno was appointed as our President and Chief Executive Officer, succeeding Mr. Willetts. We entered into an employment agreement with Mr. Teno in connection with his appointment (the “Teno Employment Agreement”). The Teno Employment Agreement will remain in effect through March 31, 2028, unless earlier terminated.  During the term of the Teno Employment Agreement, Mr. Teno will be entitled to participate in all benefit programs and plans generally made available to our other executives. Effective as of January 1, 2024 and continuing during the term of the Teno Employment Agreement, Mr. Teno will be eligible to receive payments equal to an annualized amount of $2,600,000 (except that, for the period from January 1, 2024 through February 19, 2024, the payments will be based on an annualized amount of $1,500,000), payable in accordance with our general payroll practices, that are in the form of a salary “draw” against the NAV Incentive (as defined below).

In addition, Mr. Teno will be eligible to receive a payment (generally subject to Mr. Teno’s continued employment through the payment date, except as described below) equal to 1.375% of the increase in our Adjusted NAV (as defined in the Teno Employment Agreement) over the period from February 21, 2024 through March 31, 2028, that is in excess of a 6.75% annual rate of return on the Adjusted NAV as of the beginning of such period (which shall be based on Adjusted NAV as of December 31, 2023), as calculated pursuant to the terms of the Teno Employment Agreement (the “NAV Incentive”), and generally payable within 15 days after we first publish our indicative net asset value (“NAV”) following the end of such period (but no later than March 15, 2029). The final amount of the NAV Incentive is capped at $50,000,000, and will be reduced by the value of the salary “draw” paid to Mr. Teno, as well as the value of any cash and equity compensation actually received by Mr. Teno for service on boards of directors during the term of the arrangement, as determined by us. The NAV Incentive may be paid in cash or, in our discretion, in shares of common stock owned by certain of our affiliated funds vehicles. However, if Mr. Teno’s employment is terminated by us without “Cause” (including due to Mr. Teno’s death or disability) or by Mr. Teno with “Good Reason” (each as defined in the Teno Employment Agreement), Mr. Teno will be eligible to receive (subject to Mr. Teno’s timely execution and non-revocation of a release of claims) payment of the NAV Incentive, paid within 15 days following the date that we first publish NAV following such termination but no later than March 15 of the calendar year following the year of termination, and with Adjusted NAV calculated based on that published NAV. If, however, that termination occurs within 60 days prior to or 6 months following a “Key Man Event” (as defined in the manager agreement with Brett Icahn, as further described in “Related Party Transactions—Other Related Party Agreements”), this amount will be no less than $2,600,000.

In addition to his compensation from us, Mr. Teno will be entitled to retain any remuneration in respect of any board of directors (or similar governing body) on which Mr. Teno sits at our (or our affiliate’s) request, unless we (or our affiliates) own voting securities that constitute at least 40% of the vote for directors of such company.

The Teno Employment Agreement also contains customary confidentiality, cooperation and non-disparagement covenants, as well as non-solicitation and non-competition provisions.

Willetts Letter Agreement

Also on February 21, 2024, Mr. Willetts entered into a letter agreement (the “Amended Letter Agreement”) with The Pep Boys – Manny, Moe & Jack LLC (“Pep Boys”) and Pep Boys – Manny, Moe & Jack of Puerto Rico, Inc. (“Pep Boys Puerto Rico”), each a wholly owned subsidiary of Icahn Enterprises in our Automotive segment, appointing Mr. Willetts as the President and Chief Executive Officer of Pep Boys and Pep Boys Puerto Rico as of February 21, 2024. The Amended Letter Agreement superseded Mr. Willetts’ prior offer letter with us. Mr. Willetts’ initial base salary and target annual bonus under the Amended Letter Agreement are consistent with their levels of $1,000,000 and $1,550,000, respectively, as in effect immediately prior to the date of the Amended Letter Agreement. In addition, under the Amended Letter Agreement and in connection with Mr. Willetts’ move to Bala Cynwyd, Pennsylvania, Mr. Willetts will receive a one-time relocation bonus of $50,000 (less applicable withholding taxes) within 30 days following his commencement of employment with Pep Boys (and subject to repayment by Mr. Willetts if he resigns or is terminated for “Cause” (as defined in the Amended Letter Agreement), in each case prior to December 31, 2024). During his employment with Pep Boys, Mr. Willetts will be eligible to participate in the employee benefits made to available to employees of Pep Boys in accordance with the terms of the applicable benefit plans. Mr. Willetts’ deferred units previously granted by Icahn Enterprises on December 9, 2021 (the “Deferred Units”) will remain outstanding and eligible to vest in accordance with their terms.

In addition, if Mr. Willetts’ employment is terminated by Pep Boys without “Cause” (as defined in the Amended Letter Agreement), Mr. Willetts will be entitled to (subject to Mr. Willetts’ timely execution and non-revocation of a release of claims) (i) a pro-rata portion of the target bonus amount for the calendar year in which such termination occurs, (ii) any earned and unpaid target bonus for the calendar year preceding the year in which the termination occurs, and (iii) pro-rata vesting of the Deferred Units, pursuant to the terms of the Deferred Unit agreement.

In addition to his compensation from Pep Boys, Mr. Willetts will be entitled to retain any remuneration in respect of any board of directors (or similar governing body) on which Mr. Willetts sits at our (or our affiliate’s) request, unless we (or our affiliates) own voting securities that constitute at least 40% of the vote for directors of such company.

The Amended Letter Agreement also contains customary confidentiality, cooperation and non-disparagement covenants, as well as 1-year post-termination non-solicitation and non-competition provisions.

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

Andrew Teno

Ted Papapostolou

Brett Icahn

Michael Nevin

Stephen A. Mongillo

Alvin B. Krongard

Nancy Dunlap

Denise Barton

Compensation Committee Interlocks and Insider Participation

During 2023, our entire board of directors, including Mr. Icahn, participated in deliberations concerning executive compensation. During 2023, none of our executive officers served on the compensation committee (or equivalent), or the board of directors of another entity whose executive officer(s) served on our board of directors.

Clawback Policy

On August 2, 2023, the Board adopted a compensation recovery policy (the “Clawback Policy”) consistent with Nasdaq Listing Rule 5608, which requires the Company to recoup incentive-based compensation from current and former executive officers in the event of an accounting restatement, subject to certain exceptions as provided by the Listing Rule. A copy of the Clawback Policy is attached to this Annual Report on Form 10-K as exhibit 97.1.

Additional Information Regarding Executive Compensation

The following table sets forth information in respect of the compensation earned for services to us and/or our subsidiaries by each of our named executive officers for 2023.

Summary Compensation Table

	Annual Compensation(1)
				Unit	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Carl C. Icahn(2)	2023	1	—	—	26,920	26,921
Chairman of the Board	2022	1	—	—	15,543	15,544
	2021	1	—	—	14,636	14,637

David Willetts(3)	2023	1,000,000	1,550,000	—	5,328	2,555,328
Former President and Chief Executive Officer	2022	1,000,000	1,550,000	—	2,942	2,552,942
	2021	428,654	887,535	3,750,000	1,741	5,067,930

Ted Papapostolou(4)	2023	790,691	400,000	—	14,953	1,205,644
Chief Financial Officer	2022	550,000	100,000	—	10,765	660,765
	2021	271,000	100,000	1,650,000	11,251	2,032,251

(1)	Pursuant to applicable regulations, certain columns of the Summary Compensation Table have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, any of our subsidiaries or by Icahn Enterprises GP, which was subsequently reimbursed by us, required to be reported in those columns.
(2)	The salary indicated above represents compensation paid to Mr. Icahn in each of 2023, 2022 and 2021 for his services as Chief Executive Officer of our subsidiary, Icahn Capital LP, and of the general partners of the Investment Funds. Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds for which he currently receives an annual base salary of $1 per annum. Mr. Icahn does not receive director fees from us. Mr. Icahn’s all other compensation for 2023 consists of $26,920 in dental, medical and other benefits.
(3)	For 2023, Mr. Willetts received a salary of $1,000,000 and a bonus of $1,550,000, which was determined based on various factors, including, but not limited, to overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork. Mr. Willetts’ all other compensation for 2023 consists of $4,248 for medical and dental benefits and $1,080 for life insurance premiums.
(4)	For 2023, Mr. Papapostolou received a salary of $790,691 and a bonus of $400,000, which was determined based on various factors, including, but not limited to, overall job performance, including performance against corporate and individual objectives, job responsibilities and teamwork. Mr. Papapostolou’s all other compensation for 2023 consists of $10,313 in matching contributions under our 401(k) Plan, $3,656 for medical and dental benefits and $984 for life insurance premiums.

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

Grants of Plan Based Awards

There were no awards granted during 2023 for any of our named executive officers under the 2017 Incentive Plan.

Outstanding Equity Awards at Fiscal Year End 2023

The following table sets forth information in respect of outstanding equity awards held by each of our named executive officers as of December 31, 2023 under the 2017 Incentive Plan. All awards below are cash-settled deferred unit awards that cliff vest three years from the date of grant. The market value of the awards shown is based on the closing price of our depositary units on December 29, 2023, the last trading day in fiscal 2023, of $17.19.

	Equity Awards That Have Not Vested
			Market Value
	Grant	Number	of Units
Name	Date	of Units	($)
David Willetts	12/9/2021	69,498	1,194,671
Ted Papapostolou	12/9/2021	30,579	525,653

There were no awards that vested during 2023 for our named executive officers.

Employment Arrangements

On December 9, 2021, Icahn Enterprises entered into an offer letter with David Willetts. Pursuant to the letter agreement with Mr. Willetts, during his term of employment with us, Mr. Willetts was paid a base salary at the rate of $1,000,000 per annum. Mr. Willetts was also eligible to receive an annual discretionary cash bonus with a target amount of $1,550,000. Mr. Willetts also received a grant as of December 9, 2021 of 69,498 deferred depositary units of Icahn Enterprises under the Icahn Enterprises 2017 Long-Term Incentive Plan (“LTIP”), determined by dividing $3,750,000 by the 180-day VWAP of depositary units ending on the trading day immediately prior to the grant date. The deferred depositary units cliff vest and cease to be deferred units on December 9, 2024 (subject to the other terms and conditions set forth in the LTIP and award agreement entered into in connection with the grant of deferred depositary units).

In addition, if Mr. Willetts’ employment was terminated by Icahn Enterprises without “cause” (as defined in the offer letter) at any time or in the event of his death or disability, he (or his estate in the event of death) would have been entitled to a pro-rata cash bonus of the target bonus amount for the calendar year of the termination and a pro-rata portion of the grant of the deferred depositary units would have become immediately vested and the remaining portion of the grant would have been forfeited.

However, as further described above under “Fiscal 2024 Management Changes—Willetts Letter Agreement,” on February 21, 2024, Mr. Willetts was succeeded by Andrew J. Teno as our President and Chief Executive Officer, and Mr. Willetts entered into an amended offer letter with one of our wholly owned subsidiaries which superseded the terms of the above offer letter.

On December 9, 2021, Icahn Enterprises entered into an offer letter with Ted Papapostolou. Pursuant to the letter agreement with Mr. Papapostolou, Mr. Papapostolou was initially paid a base salary at the rate of $550,000 per annum. On May 9, 2023, the Board of Directors of the general partner of Icahn Enterprises approved an increase in base salary from a rate of $550,000 per annum to $850,000 per annum for Mr. Papapostolou, effective as of May 9, 2023. Mr. Papapostolou is eligible to receive an annual discretionary cash bonus with a target amount of $400,000 as a result of our review of target bonuses in the marketplace, including in the finance industry, and in recognition of Mr. Papapostolou’s ongoing contributions to us.

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

Potential Payments Upon Termination or Change in Control

We did not have any employment agreements or other arrangements pursuant to which any of our named executive officers would have received potential payments upon a termination or change in control as of December 31, 2023 except for that disclosed above.

Neither of Messrs. Willetts or Papapostolou have employment agreements. However, Messrs. Willetts and Papapostolou are eligible for certain payments in the event of involuntary termination (other than for cause, as defined in their offer letters with us), which generally provide for a pro-rated cash bonus and an acceleration of unvested deferred unit awards (also pro-rated) at the time of termination.

As of December 31, 2023, Messrs. Willetts and Papapostolou would have potential payouts of unvested deferred unit awards with a market value of approximately $820,450 and $360,996 respectively (based on the closing price of our depositary units on December 29, 2023, the last trading day in fiscal 2023, of $17.19), in addition to pro-rata payouts of their target bonus amounts (estimated at $1,550,000 and $100,000, respectively) if they were involuntarily terminated on December 31, 2023 and otherwise eligible for payment. However, as further described above under “ Fiscal 2024 Management Changes—Willetts Letter Agreement,” on February 21, 2024, Mr. Willetts was succeeded by Andrew J. Teno as our President and Chief Executive Officer, and Mr. Willetts entered into an amended offer letter with one of our wholly owned subsidiaries which superseded the terms of the above severance arrangements in Mr. Willetts’ former offer letter with us.

Director Compensation

The following table provides compensation information for our directors in 2023, except for Messrs. Icahn, Willetts and Papapostolou (compensation information for whom is included in the Summary Compensation Table). Messrs. Icahn, Willetts and Papapostolou did not receive additional compensation for serving on our Board.

	Fees Earned or	All Other
	Paid in Cash	Compensation	Total
Name	($)	($)	($)
Brett Icahn	—	—	—
Michael Nevin	—	—	—
Stephen A. Mongillo	40,000	—	40,000
Alvin B. Krongard	35,000	—	35,000
Nancy Dunlap	35,000	—	35,000
Denise Barton	35,000	—	35,000

During 2023, the fees earned or paid in cash for Messrs. Mongillo and Krongard and Mses. Barton and Dunlap, were in respect of their services rendered as members of our Board. With respect to Mr. Mongillo, the fees earned or paid in cash included $5,000 for serving as the chairman of the audit committee. Brett Icahn and Mr. Nevin did not receive compensation in respect of their services rendered as a member of our board of directors.

Directors receive only cash compensation, if applicable, and currently are not granted any options, units or other equity-based awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

As of February 28, 2024, Mr. Icahn and his affiliates owned 367,879,902 of Icahn Enterprises’ depositary units, or approximately 86% of Icahn Enterprises’ outstanding depositary units. In accordance with the listing rules of Nasdaq, Icahn Enterprises’ status as a limited partnership affords Icahn Enterprises an exemption from certain corporate governance requirements which includes an exemption from the requirement to have compensation and nominating committees consisting entirely of independent directors. Icahn Enterprises GP’s board of directors presently consists of three independent directors and the audit committee consists entirely of independent directors.

Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds, for which he currently receives an annual base salary of $1 per annum. Mr. Icahn does not receive director fees from us.

The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP as the general partner of Icahn Enterprises. Thus, since Mr. Icahn, through affiliates, holds approximately 86% of Icahn Enterprises’ outstanding depositary units as of February 28, 2024, Icahn Enterprises GP will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn’s consent. Moreover, under the partnership agreement, the affirmative vote of Icahn Enterprises GP and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue Icahn Enterprises in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of Icahn Enterprises Holdings, to consent to certain proposals submitted for the approval of the limited partners of Icahn Enterprises Holdings. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.

The following table provides information, as of February 28, 2024, as to the beneficial ownership of the depositary units for each director and named executive officer of Icahn Enterprises GP and all directors and named executive officers of Icahn Enterprises GP, as a group. Except for Mr. Icahn, none of our named executive officers, directors or other unitholders beneficially own more than 5% of Icahn Enterprises’ depositary units.

	Beneficial Ownership of
	Icahn Enterprises’
Name of Beneficial Owner	Depositary Units		Percent of Class
Carl C. Icahn	367,879,902	(a) (b) (c)	85.8%
Andrew Teno	—		*
Ted Papapostolou	30,579		*
David Willetts	69,498		*
Brett Icahn	379,940		*
Michael Nevin	—		—%
Stephen A. Mongillo	—		—%
Alvin B. Krongard	41,008		*
Nancy Dunlap	6,649		*
Denise Barton	—		—%
All Directors and Executive Officers as a Group (nine persons)	368,407,576	(c)	85.9% %
*	Less than 1% of total outstanding depositary units of Icahn Enterprises.

(a)	The foregoing is exclusive of a 1.99% ownership interest which Icahn Enterprises GP holds by virtue of its 1% general partner interest in each of us and Icahn Enterprises Holdings.
(b)	Based on a Schedule 13D/A filed with the SEC on December 29, 2023 by CCI Onshore LLC, Gascon Partners, High Coast Limited Partnership, Highcrest Investors LLC, Thornwood Associates Limited Partnership, Barberry Corp., Starfire Holding Corporation, Little Meadow Corp. and Mr. Icahn. Mr. Icahn, by virtue of his relationship to such entities, may be deemed to beneficially own such Depositary Units. Mr. Icahn disclaims beneficial ownership of such Depositary Units except to the extent of his pecuniary interest therein. The principal business address of Mr. Icahn and the other filers of the Schedule 13D/A is 16690 Collins Avenue, PH-1, Sunny Isles Beach, FL 33160.
(c)	Includes 352,677,938 depositary units pledged as collateral to secure certain personal indebtedness. The number of depositary units pledged to secure these loans fluctuates in certain years and from time to time as a result of changes in the amount of outstanding principal amount of the loans, the market price of the depositary units, and other factors. The terms of the Loan Agreement (as defined in Item 1A, Risk Factors, in this Annual Report on Form 10-K) require that distributions paid upon, or proceeds from sales of, pledged depositary units be used to prepay the loans or be pledged as additional collateral. Pursuant to the terms of the Loan Agreement, a margin call may only be triggered in the event that the loan-to-value ratio set forth in the Loan Agreement is not maintained. For purposes of the loan-to-value ratio set forth in the Loan Agreement, the value of the pledged depositary units will be calculated based upon the Company’s indicative net asset value rather than the market price of the depositary units.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
2017 Incentive Plan	—	N/A	931,508

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

Related Party Transactions with Our General Partner and Its Affiliates

Mr. Icahn, in his capacity as majority unitholder, will not receive any additional benefit with respect to distributions and allocations of profits and losses not shared on a pro-rata basis by all other unitholders. In addition, Mr. Icahn has confirmed to us that neither he nor any of his affiliates will receive any fees from us in consideration for services rendered in connection with investments by us other than as otherwise disclosed herein. We have, and in the future may determine to make, investments in entities in which Mr. Icahn or his affiliates also have investments. We may enter into other transactions with Mr. Icahn and his affiliates, including, without limitation, buying and selling assets from or to affiliates of Mr. Icahn and participating in joint venture investments in assets with affiliates of Mr. Icahn. Furthermore, it should be noted that our partnership agreement provides that Icahn Enterprises GP and its affiliates are permitted to have other business interests and may engage in other business ventures of any nature whatsoever, and may compete directly or indirectly with our business. Mr. Icahn and his affiliates currently invest in assets that may be similar to those in which we may invest, and Mr. Icahn and his affiliates intend to continue to do so. Pursuant to the partnership agreement, however, we will not have any right to participate therein or receive or share in any income or profits derived therefrom.

During 2023, we declared four quarterly distributions aggregating $6.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make a timely election to receive cash, it was automatically deemed to have elected to receive the distributions in additional depositary units. As a result of the above declared distributions, during 2023 we distributed an aggregate of 72,060,733 of Icahn Enterprises’ depositary units to those depositary unitholders who elected to receive or were deemed to have elected to receive such distributions in additional depositary units, of which an aggregate of 67,882,278 depositary units were distributed to Mr. Icahn and his affiliates. As a result, Mr. Icahn and his affiliates owned approximately 86% of Icahn Enterprises’ outstanding depositary units as of December 31, 2023. Mr. Icahn and his affiliates may in the future elect to receive all or a portion of their distributions in cash or in additional depositary units. Pursuant to registration rights agreements, Mr. Icahn has certain registration rights with regard to the depositary units beneficially owned by him.

On February 26, 2023, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.00 per depositary unit, which will be paid on or about April 18, 2024 to depositary unitholders of record at the close of business on March 11, 2024. Depositary unitholders will have until April 5, 2024 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units.

We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. Additionally, Mr. Icahn and his affiliated entities may also invest in securities in which Icahn Enterprises and its consolidated subsidiaries invest. Mr. Icahn and his affiliates (excluding Icahn Enterprises), make investments in the Investment Funds. As of December 31, 2023, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $2.1 billion, representing approximately 39% of the Investment Funds’ assets under management. Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $2.0 billion from the Investment Funds in the year ended December 31, 2023. In addition, in December 2023, the Investment Funds issued a pro-rata distribution, including $158 million to Mr. Icahn and his affiliates (excluding us and Brett Icahn).

Other Related Party Transactions

Icahn Capital LP, a wholly-owned subsidiary of ours, paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn, including administrative and investment services.

Icahn Capital LP pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Icahn Capital LP shall be allocated pro-rata for such expenses in accordance with each investor’s capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital LP are reimbursed by the Investment Funds, generally when such expenses are paid. During 2023, $18 million was allocated to the Investment Funds based on this expense-sharing arrangement.

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C.

Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. Brett Icahn had net redemptions of $17 million in the year ended December 31, 2023. As of December 31, 2023, Brett Icahn had investments in the Investment Funds with a total fair market value of $28 million. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

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

Section 6.15 of our partnership agreement provides that the general partner, its affiliates, and all officers, directors, employees and agents of the general partner and its affiliates (individually, an “IEP Indemnitee”), to the fullest extent permitted by law, will be indemnified and held harmless from and against any and all losses, claims, demands, costs, damages, liabilities, joint and several, expenses of any nature (including attorneys’ fees and disbursements), judgments, fines, settlements, and other amounts arising from any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, in which the IEP Indemnitee may be involved, or threatened to be involved, as a party or otherwise by reason of its status as (x) the general partner or an affiliate thereof or (y) a partner, shareholder, director, officer, employee or agent of the general partner or an affiliate thereof or (z) a Person serving at the request of Icahn Enterprises in another entity in a similar capacity, which relate to, arise out of or are incidental to Icahn Enterprises, its property, business or affairs, including, without limitation, liabilities under the federal and state securities laws, regardless of whether the IEP Indemnitee continues to be a general partner, an affiliate, or an officer, director, employee or agent of the general partner or of an affiliate thereof at the time any such liability or expense is paid or incurred, if (i) the IEP Indemnitee acted in good faith and in a manner it believed to be in, or not opposed to, the best interests of Icahn Enterprises, and, with respect to any criminal proceeding, had no reasonable cause to believe its conduct was unlawful and (ii) the IEP Indemnitee’s conduct did not constitute willful misconduct. The partnership agreement further provides that an IEP Indemnitee shall not be denied indemnification in whole or in part under Section 6.15 by reason of the fact that the IEP Indemnitee had an interest in the transaction with respect to which the indemnification applies if the transaction was otherwise permitted by the terms of the partnership agreement. Any indemnification under Section 6.15 shall be satisfied solely out of the assets of Icahn Enterprises. The record holders shall not be subject to personal liability by reason of the indemnification provision.

Affiliate Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 86% of Icahn Enterprises’ outstanding depositary units as of December 31, 2023. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of December 31, 2023. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $34 million as of December 31, 2023. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

Item 14. Principal Accountant Fees and Services

We incurred $6,144,252 and $5,849,121 in audit fees and expenses from Grant Thornton LLP for 2023 and 2022, respectively. We include in the category of audit fees such services related to the audits of annual consolidated financial statements and internal controls, reviews of quarterly financial statements, reviews of reports filed with the SEC and other services, including services related to consents and registration statements filed with the SEC.

We incurred $162,849 and $300,129 in audit-related fees and expenses from Grant Thornton LLP for 2023 and 2022, respectively, relating primarily to services provided in connection with employee benefit plans and certain other agreed upon procedures for both 2023 and 2022.

We incurred $2,978 and $2,936 in tax-related fees and expenses for 2023 and 2022, respectively, from Grant Thornton LLP for property tax compliance services.

In accordance with the Charter of the audit committee of the Board of Directors of Icahn Enterprises GP, the general partner of Icahn Enterprises, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to Icahn Enterprises and its consolidated subsidiaries by their independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the ‘34 Act), all as required by applicable law or listing standards. All of the fees in 2023 and 2022 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of Icahn Enterprises L.P., and subsidiaries, are included in Part II, Item 8 of this Report:

(a)(2) Financial Statement Schedules

Page Number
Schedule I - Condensed Financial Information of Parent	144

All other financial statement schedules have been omitted because the required financial information is not applicable, immaterial or the information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this Report is set forth in the Exhibit Index.

Item 16. Form 10-K Summary

None.

SCHEDULE I

ICAHN ENTERPRISES, L.P.

(Parent Company)

CONDENSED BALANCE SHEETS

	December 31,
	2023	2022

	(in millions, except unit amounts)
ASSETS
Investments in subsidiaries, net	$8,092	$9,260
Total Assets	$8,092	$9,260

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$37	$51
Debt	4,847	5,309
	4,884	5,360

Commitments and contingencies (Note 3)

Equity:
Limited partners: Depositary units: 429,033,241 units issued and outstanding at December 31, 2023 and 353,572,182 units issued and outstanding at December 31, 2022	3,969	4,647
General partner	(761)	(747)
Total equity	3,208	3,900
Total Liabilities and Equity	$8,092	$9,260

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.

(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Interest expense	$(286)	$(290)	$(323)
Gain (loss) on extinguishment of debt	13	(1)	3
Equity in (loss) gain of subsidiaries	(411)	108	(198)
Net loss	$(684)	$(183)	$(518)
Net loss allocated to:
Limited partners	$(670)	$(179)	$(604)
General partner	(14)	(4)	86
	$(684)	$(183)	$(518)

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Cash flows from operating activities:
Net loss	$(684)	$(183)	$(518)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (gain) loss of subsidiary	411	(108)	198
(Loss) gain on extinguishment of debt	(13)	(1)	(3)
Other, net	(3)	(14)	(15)
Net cash used in operating activities	(289)	(306)	(338)
Cash flows from investing activities:
Net investment in and advances from subsidiaries	629	264	(366)
Net cash provided by (used in) by investing activities	629	264	(366)
Cash flows from financing activities:
Partnership distributions	(307)	(226)	(134)
Partnership contributions	185	768	835
Proceeds from borrowings	699	—	1,214
Repayments of borrowings	(1,159)	(500)	(1,205)
Investment segment distributions	242	—	—
Debt issuance costs and other	—	—	(6)
Net cash provided by (used in) financing activities	(340)	42	704
Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	—	—	—
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	—	—	—
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$—	$—	$—

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES L.P.

(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Icahn Enterprises, L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., our sole general partner, which is owned and controlled by Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of December 31, 2023, Icahn Enterprises is engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Real Estate, Home Fashion and Pharma. In addition, we operated a Metals business until sold in December 2021.

For the years ended December 31, 2023, 2022 and 2021, Icahn Enterprises received (paid) $629 million, $264 million and $(366) million, respectively, for net investment in and advances from subsidiaries.

The condensed financial statements of Icahn Enterprises should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Report.

2. Debt

See Note 13, “Debt,” to the consolidated financial statements located in Item 8 of this Report. Icahn Enterprises’ Parent company debt consists of the following:

	December 31,
	2023	2022

	(in millions)
4.750% senior unsecured notes due 2024	—	1,103
6.375% senior unsecured notes due 2025	749	749
6.250% senior unsecured notes due 2026	1,238	1,250
5.250% senior unsecured notes due 2027	1,454	1,460
4.375% senior unsecured notes due 2029	708	747
9.750% senior unsecured notes due 2029	698	—
Total debt	$4,847	$5,309

In December 2023, Icahn Enterprises issued $700 million in aggregate principal amount of 9.750% senior unsecured notes due 2029 at par. The net proceeds, together with $376 million of cash and cash equivalents on hand, was used to satisfy and discharge the outstanding 4.750% senior unsecured notes due 2024, along with any accrued interest associated with the notes and related fees and expenses.

In February 2022, Icahn Enterprises repaid all of its outstanding $500 million aggregate principal amount of 6.750% senior unsecured notes due 2024 at par.

3. Commitments and Contingencies

See Note 19, “Commitments and Contingencies,” to the consolidated financial statements located in Item 8 of this Report.

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

2.5

Agreement and Plan of Merger, dated as of October 22, 2018, by and between STL Parent Corp. and American Railcar Industries, Inc. (incorporated by reference to Exhibit 2.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively) filed October 22, 2018).

3.1

Certificate of Limited Partnership of Icahn Enterprises L.P., f/k/a American Real Estate Partners, L.P. (“Icahn Enterprises”) dated February 17, 1987, as thereafter amended from time to time (incorporated by reference to Exhibit 3.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on September 20, 2007).

3.2

Certificate of Limited Partnership of Icahn Enterprises Holdings L.P., f/k/a American Real Estate Holdings Limited Partnership (“Icahn Enterprises Holdings”), dated February 17, 1987, as amended pursuant to the First Amendment thereto, dated March 10, 1987 (incorporated by reference to Exhibit 3.5 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004), as further amended pursuant to the Certificate of Amendment thereto, dated September 17, 2007 (incorporated by reference to Exhibit 3.9 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2007 (SEC File No. 1-9516), filed on March 17, 2008).

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

4.8

Amended and Restated Depositary Agreement among Icahn Enterprises, Icahn Enterprises GP and Computershare Inc., dated as of August 2, 2016 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2023 (SEC File No. 1-9516), filed on August 4, 2023).

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

4.12

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

4.13

Indenture, dated as of December 19, 2023, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust, National Association, as Trustee, relating to the 9.750% Senior Notes Due 2029 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 19, 2023).

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

10.9

Registration Rights Agreement, dated January 9, 2020, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on January 9, 2020).

10.10

Registration Rights Agreement, dated January 28, 2020, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on January 28, 2020).

10.11

Registration Rights Agreement, dated January 19, 2021, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on January 19, 2021).

10.12

Registration Rights Agreement, dated December 19, 2023, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies LLC, as the Initial Purchaser (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 19, 2023).

10.13

Manager Agreement, dated October 1, 2020, among Icahn Enterprises, Icahn Capital LP, Icahn Partners Master Fund LP, Brett Icahn and Isthmus LLC (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on October 1, 2020).

10.14

Amendment No. 1 dated May 5, 2022 to the Management Agreement, dated October 1, 2020, among Icahn Enterprises, Icahn Capital LP, Brett Icahn, Isthmus LLC, Icahn Partners LP, and Icahn Partners Master Fund LP (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2022 (SEC File No. 1-9516) filed on May 6, 2022).

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

10.17	Icahn Enterprises L.P. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Icahn Enterprises’ Form S-8 (SEC File No. 333-216934) filed on March 24, 2017).
10.18

Deferred Unit Agreement Pursuant to the Icahn Enterprises 2017 Long-Term Incentive Plan, dated December 9, 2021, among Icahn Enterprises and David Willetts (incorporated by reference to Exhibit 10.19 to Icahn Enterprises’ Annual Report on Form 10-K (SEC File No. 1-9516) filed on February 25, 2022).

10.19

Deferred Unit Agreement Pursuant to the Icahn Enterprises 2017 Long-Term Incentive Plan, dated December 9, 2021, among Icahn Enterprises and Ted Papapostolou(incorporated by reference to Exhibit 10.20 to Icahn Enterprises’ Annual Report on Form 10-K (SEC File No. 1-9516) filed on February 25, 2022).

10.20

Letter Agreement with David Willetts, dated December 9, 2021 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 13, 2021).

10.21

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

10.23	Employment Agreement with Andrew J. Teno, dated February 21, 2024 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 21, 2024).
10.24

Letter Agreement, dated February 21, 2024, by and among David Willetts, The Pep Boys – Manny, Moe & Jack LLC, and Pep Boys – Manny, Moe & Jack of Puerto Rico, Inc. (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 21, 2024).

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

97.1	Icahn Enterprises L.P. Dodd-Frank Clawback Policy, effective as of December 1, 2023.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its
general partner

By:	/s/ Andrew Teno
Andrew Teno
President, Chief Executive Officer and Director

Date: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Teno	President, Chief Executive Officer and Director	February 28, 2024
Andrew Teno

/s/ Ted Papapostolou	Chief Financial Officer and Director	February 28, 2024
Ted Papapostolou

/s/ Robert Flint	Chief Accounting Officer	February 28, 2024
Robert Flint

/s/ Brett Icahn	Director	February 28, 2024
Brett Icahn

/s/ Michael Nevin	Director	February 28, 2024
Michael Nevin

/s/ Denise Barton	Director	February 28, 2024
Denise Barton

/s/ Stephen A. Mongillo	Director	February 28, 2024
Stephen A. Mongillo

/s/ Alvin B. Krongard	Director	February 28, 2024
Alvin B. Krongard

/s/ Nancy Dunlap	Director	February 28, 2024
Nancy Dunlap

Chairman of the Board
Carl C. Icahn