Form 10-Q
period 2024-03-31
ICAHN ENTERPRISES L.P.
filed 2024-05-08
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 8, 2024, there were 451,194,040 of Icahn Enterprises’ depositary units outstanding.

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

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; the impacts from the Russia/Ukraine conflict and ongoing conflict in the Middle East, including economic volatility and the impacts of export controls and other economic sanctions; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest, declines in the fair value of our investments, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended, or be taxed as a corporation; risks relating to short sellers and associated litigation and regulatory inquires; risks related to our general partner and controlling unitholder; pledges of our units by our controlling unitholder; risks related to our energy business, including the volatility and availability of crude oil, other feed stocks and refined products, declines in global demand for crude oil, refined products and liquid transportation fuels, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; risks relating to potential strategic transactions involving our Energy segment; risks related to our automotive activities and exposure to adverse conditions in the automotive industry, including as a result of the Chapter 11 filing of our automotive parts subsidiary; risks related to our food packaging activities, including competition from better capitalized competitors, inability of our suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; supply chain issues; inflation, including increased costs of raw materials and shipping, including as a result of the Russia/Ukraine conflict and conflict in the Middle East; interest rate increases; labor shortages and workforce availability; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; risks related to our home fashion operations, including changes in the availability and price of raw materials, manufacturing disruptions, and changes in transportation costs and delivery times. These risks and uncertainties also include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2023. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2024	2023

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$2,468	$2,951
Cash held at consolidated affiliated partnerships and restricted cash	2,565	2,995
Investments	3,315	3,012
Due from brokers	4,321	4,367
Accounts receivable, net	447	485
Related party notes receivable, net	11	11
Inventories, net	1,039	1,047
Property, plant and equipment, net	3,940	3,969
Deferred tax asset	190	184
Derivative assets, net	24	64
Goodwill	288	288
Intangible assets, net	452	466
Other assets	1,004	1,019
Total Assets	$20,064	$20,858
LIABILITIES AND EQUITY
Accounts payable	$795	$830
Accrued expenses and other liabilities	2,044	1,596
Deferred tax liabilities	390	399
Derivative liabilities, net	702	979
Securities sold, not yet purchased, at fair value	3,644	3,473
Due to brokers	256	301
Debt	6,608	7,207
Total liabilities	14,439	14,785

Commitments and contingencies (Note 18)

Equity:
Limited partners: Depositary units: 431,808,850 units issued and outstanding at March 31, 2024 and 429,033,241 units issued and outstanding at December 31, 2023	3,550	3,969
General partner	(769)	(761)
Equity attributable to Icahn Enterprises	2,781	3,208
Equity attributable to non-controlling interests	2,844	2,865
Total equity	5,625	6,073
Total Liabilities and Equity	$20,064	$20,858

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

Revenues:
Net sales	$2,244	$2,758
Other revenues from operations	183	187
Net loss from investment activities	(96)	(443)
Interest and dividend income	143	171
Loss on disposition of assets, net	(6)	—
	2,468	2,673
Expenses:
Cost of goods sold	1,987	2,260
Other expenses from operations	153	158
Selling, general and administrative	193	229
Loss on deconsolidation of subsidiary	—	226
Interest expense	136	142
Other loss, net	18	32
	2,487	3,047
Loss before income tax (expense) benefit	(19)	(374)
Income tax (expense) benefit	(7)	16
Net loss	(26)	(358)
Less: net income (loss) attributable to non-controlling interests	12	(88)
Net loss attributable to Icahn Enterprises	$(38)	$(270)

Net loss attributable to Icahn Enterprises allocated to:
Limited partners	$(37)	$(265)
General partner	(1)	(5)
	$(38)	$(270)

Basic and Diluted loss per LP unit	$(0.09)	$(0.75)
Basic and Diluted weighted average LP units outstanding	429	354
Distributions declared per LP unit	$1.00	$2.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

Net loss	$(26)	$(358)
Other comprehensive (loss) income, net of tax:
Translation adjustments	(2)	4
Post-retirement benefits and other	—	—
Other comprehensive (loss) income, net of tax	(2)	4
Comprehensive loss	(28)	(354)
Less: Comprehensive income (loss) attributable to non-controlling interests	12	(88)
Comprehensive loss attributable to Icahn Enterprises	$(40)	$(266)

Comprehensive loss attributable to Icahn Enterprises allocated to:
Limited partners	$(39)	$(261)
General partner	(1)	(5)
	$(40)	$(266)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2023	$(761)	$3,969	$3,208	$2,865	$6,073
Net (loss) income	(1)	(37)	(38)	12	(26)
Other comprehensive loss	—	(2)	(2)	—	(2)
Partnership distributions payable	(9)	(430)	(439)	—	(439)
Partnership contributions	1	50	51	—	51
Investment segment distributions to non-controlling interests	—	—	—	(5)	(5)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(28)	(28)
Changes in subsidiary equity and other	1	—	1	—	1
Balance, March 31, 2024	$(769)	$3,550	$2,781	$2,844	$5,625

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2022	$(747)	$4,647	$3,900	$5,658	$9,558
Net loss	(5)	(265)	(270)	(88)	(358)
Other comprehensive income	—	4	4	—	4
Partnership distributions payable	(15)	(709)	(724)	—	(724)
Partnership contributions	4	175	179	—	179
Investment segment contributions from non-controlling interests	—	—	—	(80)	(80)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(85)	(85)
Changes in subsidiary equity and other	—	2	2	—	2
Balance, March 31, 2023	$(763)	$3,854	$3,091	$5,405	$8,496

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

	(in millions)
Cash flows from operating activities:
Net loss	$(26)	$(358)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net loss from securities transactions	258	196
Purchases of securities	(784)	(380)
Proceeds from sales of securities	660	565
Payments to cover securities sold, not yet purchased	(368)	(1,228)
Proceeds from securities sold, not yet purchased	100	205
Changes in receivables and payables relating to securities transactions	18	655
Changes in derivative assets and liabilities	(237)	366
Loss on disposition of assets, net	6	—
Depreciation and amortization	129	122
Loss on deconsolidation of subsidiary	—	226
Deferred taxes	(16)	(60)
Other, net	12	(19)
Changes in other operating assets and liabilities	(3)	(25)
Net cash (used in) provided by operating activities	(251)	265
Cash flows from investing activities:
Capital expenditures	(68)	(58)
Turnaround expenditures	(12)	(8)
Proceeds from disposition of businesses and assets	2	—
Return of equity method investment	3	19
Other, net	—	(16)
Net cash used in investing activities	(75)	(63)
Cash flows from financing activities:
Investment segment distributions to non-controlling interests	(5)	(82)
Partnership contributions	50	173
Dividends and distributions to non-controlling interests in subsidiaries	(28)	(85)
Proceeds from subsidiary borrowings	7	16
Repayments of subsidiary borrowings	(607)	(19)
Other, net	(4)	(2)
Net cash (used in) provided by financing activities	(587)	1
Net (decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	(913)	203
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	5,946	4,886
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$5,033	$5,089

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2024, representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 85% of our outstanding depositary units as of March 31, 2024.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $3.2 billion at each of March 31, 2024 and December 31, 2023.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing businesses as well as in the nitrogen fertilizer manufacturing businesses through its holdings in CVR Partners, LP, a publicly traded limited partnership (“CVR Partners”). CVR Energy is an independent petroleum refiner and marketer of high value transportation fuels primarily in the form of gasoline and diesel fuels, as well as renewable diesel. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy holds 100% of the general partner interest and approximately 37% of the outstanding common units of CVR Partners as of March 31, 2024. As of March 31, 2024, we owned approximately 66% of the total outstanding common stock of CVR Energy.

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

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. As of March 31, 2024, we owned approximately 90% of the total outstanding common stock of Viskase.

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

Pharma

We conduct our Pharma segment through our wholly owned subsidiary, Vivus LLC, formerly Vivus, Inc. (“Vivus”). Vivus is a specialty pharmaceutical company with two approved therapies, two product candidates in active clinical development and two product candidates in early stage development.

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

Events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in our inadvertently becoming an investment company that is required to register under the Investment Company Act. Following such events or certain transactions (such as the sale of an operating business), an exemption under the Investment Company Act would provide us up to one year to take steps to avoid becoming classified as an investment company. We expect to take steps to avoid becoming classified as an investment company, but no assurance can be made that we will successfully be able to take the steps necessary to avoid becoming classified as an investment company.

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature.

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

During 2023, we established a captive insurance program to supplement the insurance coverage of the officers, directors, employees and agents of the Company, its subsidiaries and our general partner, in addition to our newly established commercial insurance program. We hold assets in a protected cell, which we are the primary beneficiary of, and therefore consolidate the protected cell. At March 31, 2024, total assets related to the protected cell were $104 million and included in restricted cash in the condensed consolidated balance sheet.

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of March 31, 2024 was approximately $6.6 billion and $6.4 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2023 was approximately $7.2 billion and $6.9 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $791 million and $1,068 million as of March 31, 2024 and December 31, 2023, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of the Investment segment or Icahn Enterprises.

Our restricted cash balance was $1,774 million and $1,927 million as of March 31, 2024 and December 31, 2023, respectively. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions and cash held related to our captive insurance program.

Revenue From Contracts With Customers and Contract Balances

Due to the nature of our business, we derive revenue from various sources in various industries. With the exception of all of our Investment segment’s and our Holding Company’s revenues, and our Real Estate and Automotive segment’s leasing revenue, our revenue is generally derived from contracts with customers in accordance with U.S. GAAP. Such revenue from contracts with customers is included in net sales and other revenues from operations in the condensed consolidated statements of operations, however, our Real Estate and Automotive segment’s leasing revenue, as disclosed in Note 11, “Leases,” is also included in other revenues from operations. Related contract assets are included in accounts receivable, net or other assets and related contract liabilities are included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Our disaggregation of revenue information includes our net sales and other revenues from operations for each of our reporting segments as well as additional disaggregation of revenue information for our Energy and Automotive segments. See Note 14, “Segment Reporting,” for our complete disaggregation of revenue information. In addition, we disclose additional information with respect to revenue from contracts with customers and contract balances for our Energy and Automotive segments below.

Energy

Our Energy segment’s deferred revenue is a contract liability that relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and revenue is recognized at the point in time in which the customer obtains control of the product. In addition, it includes deferred revenue associated with agreements entered into with third-party investors that has allowed our Energy segment to monetize certain tax credits available under Section 45Q of the Internal Revenue Code (the “45Q Transaction”). Our Energy segment had deferred revenue of $52 million and $49 million as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, our Energy segment recorded revenue of $5 million and $12 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

As of March 31, 2024, our Energy segment had $14 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize $4 million of these performance obligations as revenue by the end of 2024, an additional $5 million during 2025, and the remaining balance in 2026.

Automotive

Our Automotive segment had deferred revenue with respect to extended warranty plans of $43 million and $45 million as of March 31, 2024 and December 31, 2023, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2024 and 2023, our Automotive segment recorded deferred revenue of $6 million and $6 million, respectively, outstanding as of the beginning of each period.

Adoption of New Accounting Standards

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which amends guidance in Topic 820, Fair Value Measurement. The guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendment requires the following disclosures for equity securities subject to contractual sale restrictions: the fair value of equity securities subject to contractual sale restrictions; the nature and remaining duration of the restriction(s); and the circumstances that could cause a lapse in the restriction(s). The amended guidance is effective January 1, 2024 on a prospective basis. We adopted this ASU effective January 1, 2024. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company beginning January 1, 2025 with early adoption permitted. We are currently assessing the impact of adopting this standard on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which includes requirements for more robust disclosures of significant segment expenses and measures of a segment’s profit and loss used in assessing performance. This standard is effective for the Company’s annual period beginning January 1, 2024 and interim periods beginning January 1, 2025 with early adoptions permitted. The Company is still evaluating the effects of adopting this new accounting guidance on its disclosures.

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

As a result of the filing of the Chapter 11 Cases, the Company determined that it no longer controls Auto Plus under the criteria set out in FASB ASC Topic 810, “Consolidation” and deconsolidated its investment effective January 31, 2023. In order to deconsolidate Auto Plus, we removed the carrying values of the assets and liabilities of Auto Plus as of January 31, 2023 and recorded our investment in Auto Plus at zero resulting in a non-cash charge of $226 million during the three months ended March 31, 2023.

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

Investment Funds

As of March 31, 2024 and December 31, 2023, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $2.1 billion and $2.1 billion, respectively, representing approximately 39% of the Investment Funds’ assets under management as of each respective date. Mr. Icahn and his affiliates (excluding us and Brett Icahn) made no redemptions from the Investment Funds during the three months ended March 31, 2024, and redeemed $80 million in the three months ended March 31, 2023.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended March 31, 2024 and 2023, $5 million and $3 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

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

For the two months from the date of deconsolidation of January 31, 2023 through March 31, 2023, the total lease revenues of entities within the Automotive segment from leases with Auto Plus was $2 million. Total inventory purchases of entities within the Automotive segment from Auto Plus were $3 million.

For the two months from the date of deconsolidation of January 31, 2023 through March 31, 2023, the total lease revenues of entities within the Real Estate segment from Auto Plus were $2 million.

Note Receivable from Auto Plus

In connection with the Auto Plus bankruptcy filing, we entered into a priming, senior secured, super priority debtor-in-possession credit facility with Auto Plus (the “DIP Credit Facility”) on January 31, 2023, under which (i) we agreed to provide new loans in an aggregate amount of up to $75 million and (ii) subject to final approval of the DIP Credit Facility by the Bankruptcy Court, all the loans under our pre-petition credit facility with Auto Plus would be rolled-up and converted into loans under the DIP Credit Facility. On May 2, 2023, we converted and rolled up our related party note receivable with our existing loans under the DIP Credit Facility. We estimated our cash to be collected for the repayment of the note receivable to be $11 million at March 31, 2024.

AEP PLC

In connection with the Auto Plus auction, AEP PLC acquired $10 million of assets mostly comprised of Aftermarket Parts inventory during the year ended December 31, 2023. The transaction was considered an asset acquisition, as the group of assets acquired by AEP PLC does not meet the definition of a business defined in FASB ASC Topic 805. The results of AEP PLC are consolidated within our Automotive segment at March 31, 2024 and were not material.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. Brett Icahn had net redemptions of $5 million during the three months ended March 31, 2024, and had no redemptions in the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023 Brett Icahn had investments in the Investment Funds with a total fair market value of $21 million and $28 million, respectively. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

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

	March 31,	December 31,
	2024	2023

	(in millions)
Assets
Investments:
Equity securities:
Communications	$12	$—
Consumer, cyclical	281	260
Energy	781	708
Utilities	943	1,012
Healthcare	543	440
Technology	129	139
Materials	322	52
Industrial	132	—
	3,143	2,611
Debt securities:
Financials	—	158
Real Estate	42	44
Communications	18	85
	60	287
	$3,203	$2,898
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$22	$41
Consumer, cyclical	—	3
Energy	2,536	2,146
Utilities	436	610
Materials	309	350
Industrial	166	138
	3,469	3,288
Debt securities:
Materials	175	185
	$3,644	$3,473

The portion of unrealized (losses) and gains that relates to securities still held by our Investment segment, primarily equity securities, was $(339) million and $(208) million for the three months ended March 31, 2024 and 2023, respectively.

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	March 31,	December 31,
	2024	2023

	(in millions)
Equity method investments	$98	$100
Held to maturity debt investments measured at amortized cost	11	11
Other investments measured at fair value	3	3
	$112	$114

There were no unrealized gains and (losses) that relates to equity securities still held by our other segments and Holding Company for each of the three months ended March 31, 2024 and 2023.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 5)	$3,105	$60	$41	$3,206	$2,730	$129	$42	$2,901
Derivative assets, net (Note 7)	—	24	—	24	—	64	—	64
	$3,105	$84	$41	$3,230	$2,730	$193	$42	$2,965
Liabilities
Securities sold, not yet purchased (Note 5)	$3,469	$175	$—	$3,644	$3,288	$185	$—	$3,473
Derivative liabilities, net (Note 7)	—	702	—	702	—	979	—	979
RFS obligations (Note 18)	—	294	—	294	—	329	—	329
	$3,469	$1,171	$—	$4,640	$3,288	$1,493	$—	$4,781

Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value

Energy

CVR Partners performed a non-recurring fair value measurement of the equity interest received as part of the 45Q Transaction. Such valuation used a combination of the market approach and the discounted cash flow methodology with key inputs including the discount rate, contractual and expected future cash flows, and market multiples. CVR Partners determined the estimated fair value of the consideration received to be $46 million in the first quarter of 2023.

Holding Company

The estimated fair value of the Company’s note receivable from Auto Plus was measured at January 31, 2023 using the income approach with Level 3 inputs by discounting the forecasted cash inflows associated with the note using an estimated market discount rate. The Company measured the fair value of the related party note using the practical expedient for a collateral-dependent loan in accordance with ASC Topic 326 to determine the allowance based on the fair value of collateral less costs to sell. The collateral for the note primarily consists of cash and accounts receivable. The Company estimated the fair value of the accounts receivable by using an average from a range of expected cash collection projections. We determined the estimated fair value to be $11 million at March 31, 2024.

7.  Financial Instruments

Overview

Investment

In the normal course of business, the Investment Funds may trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risks, with the objective of capital appreciation or as economic hedges against other securities or the market as a whole. The Investment Funds’ investments may include futures, forwards, options, swaps and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counterparty non-performance and from changes in the market values of underlying instruments.

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

The Investment Funds may utilize forward contracts in securities, or to seek to protect their assets denominated in foreign currencies and precious metals holdings from losses due to fluctuations in foreign exchange rates and spot rates. The Investment Funds’ exposure to credit risk associated with non-performance of such forward contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in other assets and accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. There were no Investment Funds’ derivative instruments with credit-risk-related contingent features in a liability position as of March 31, 2024 and December 31, 2023.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	March 31, 2024		December 31, 2023
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$2,033	$2,292	$1,882	$2,350
Credit contracts(1)	—	392	—	435
Commodity contracts	—	321	—	409
(1)	The short notional amount on our credit default swap positions was approximately $2.4 billion and $2.5 billion at March 31, 2024 and December 31, 2023, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $0.4 billion and $0.4 billion as of March 31, 2024 and December 31, 2023, respectively.

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

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023

	(in millions)
Equity contracts	$52	$11	$739	$999
Credit contracts	14	39	2	2
Commodity contracts	5	14	9	3
Sub-total	71	64	750	1,004
Netting across contract types(1)	(57)	(25)	(57)	(25)
Total(1)	$14	$39	$693	$979
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at March 31, 2024 and December 31, 2023 was $1.6 billion and $1.7 billion, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Three Months Ended March 31,
	2024	2023

Equity contracts	$236	$(284)
Credit contracts	(43)	36
Commodity contracts	(30)	1
	$163	$(247)
(1)	Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our condensed consolidated statements of operations for our Investment segment.

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

As of March 31, 2024 and December 31, 2023, CVR Energy had swap positions for crack spreads of 7 million barrels of refined products, and 11 million barrels outstanding, respectively. As of March 31, 2024 and December 31, 2023, CVR Energy had less than 1 million barrels and no future contracts, respectively. As of March 31, 2024 and December 31, 2023, CVR Energy had forward contracts of 1 million barrels and less than 1 million barrels, respectively. As of March 31, 2024, CVR Energy had open fixed-price commitments to purchase a net 16 million RINs.

The following table presents the fair value of our Energy segment’s derivatives and the effect of the collateral netting:

	Derivative Assets		Derivative Liabilities
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023

	(in millions)
Commodity contracts	$20	$31	$19	$6
Netting across contract types(1)	(10)	(6)	(10)	(6)
Total(1)	$10	$25	$9	$—

(1)	Excludes netting of derivatives primarily related to initial margin requirements of $4 million and $13 million at March 31, 2024 and December 31, 2023, respectively, which was not offset against derivatives liabilities, net in the condensed consolidated balance sheets.

Certain derivative instruments within our Energy segment contain credit risk-related contingent provisions associated with our Energy segments’ credit ratings. If our Energy segments’ credit rating were to be downgraded, it would allow the counterparty to require our Energy segment to post collateral or to request, immediate, full settlement of derivative instruments in liability positions. As of March 31, 2024, the aggregate fair value of derivative liabilities in our Energy segments’ derivative instruments with credit-risk-related contingent features was $9 million, for which no collateral has been posted.

(Losses) gains recognized on derivatives for our Energy segment were $(18) million and $45 million for the three months ended March 31, 2024 and 2023, respectively. Gains and losses recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

8.  Related Party Notes Receivable, Net

Related party notes receivable and its related allowance for expected credit losses consists of the following:

March 31, 2024

Related party notes receivable, gross	$23
Less: Allowance for expected credit losses	12
Related party notes receivable, net	$11

Allowance for expected credit losses:
Beginning Balance as of December 31, 2023	$12
Credit loss provision	-
Write-offs	-
Ending Balance as of March 31, 2024	$12

There were no write-offs associated with related party notes receivable for the three months ended March 31, 2024 and 2023, respectively. See Note 7, “Financial Instruments,” for additional information related to the fair value of the related party notes receivable.

9.  Inventories, Net

Inventories, net consists of the following:

	March 31,	December 31,
	2024	2023

	(in millions)
Raw materials	$345	$367
Work in process	110	95
Finished goods	584	585
	$1,039	$1,047

10.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	March 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$337	$(87)	$250	$337	$(87)	$250
Food Packaging	6	—	6	6	—	6
Home Fashion	22	(3)	19	22	(3)	19
Pharma	13	—	13	13	—	13
	$378	$(90)	$288	$378	$(90)	$288

Intangible assets, net consists of the following:

	March 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$392	$(234)	$158	$392	$(229)	$163
Developed technology	254	(97)	157	254	(90)	164
Other	164	(103)	61	164	(101)	63
	$810	$(434)	$376	$810	$(420)	$390

Indefinite-lived intangible assets			$76			$76
Intangible assets, net			$452			$466

Amortization expense associated with definite-lived intangible assets was $14 million and $15 million for the three months ended March 31, 2024 and 2023, respectively.

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

Right-of-use assets and lease liabilities are as follows:

	March 31,	December 31,
	2024	2023

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$513	$526
Lease liabilities (accrued expenses and other liabilities)	519	531

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	54	55
Lease liabilities (debt)	68	70

Additional information with respect to our operating leases as of March 31, 2024 and December 31, 2023 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of March 31, 2024	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$53	$50	5.3 years	6.8%
Automotive	412	424	5.3 years	5.9%
Food Packaging	21	24	9.0 years	7.4%
Other segments and Holding Company	27	21
	$513	$519

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2023	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$53	$49	5.4 years	6.7%
Automotive	422	434	5.4 years	5.9%
Food Packaging	22	25	9.1 years	7.4%
Other segments and Holding Company	29	23
	$526	$531

For the three months ended March 31, 2024 and 2023, lease cost was comprised of (i) operating lease cost of $42 million and $41 million, respectively, (ii) amortization of financing lease right-of-use assets of $2 million and $1 million, respectively, and (iii) interest expense on financing lease liabilities of $2 million and $1 million, respectively.

Our Automotive segment accounted for $33 million of total lease cost for each of the three months ended March 31, 2024 and 2023.

Lessor Arrangements

Automotive

Our Automotive segment leases available and excess real estate in certain locations under long-term operating leases. Our Automotive segment’s revenues from operating leases were $15 million and $16 million for the three months ended March 31, 2024 and 2023, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations. Our Automotive segment’s expenses from operating leases including variable lease costs were $24 million and $28 million for the three months ended March 31, 2024 and 2023, respectively. Expenses from operating leases are included in other expenses from operations in the condensed consolidated statements of operations.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of March 31, 2024 and December 31, 2023, our Real Estate segment had assets leased to others included in property, plant and equipment of $255 million and $252 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $3 million and $5 million for the three months ended March 31, 2024 and 2023, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

12.  Debt

Debt consists of the following:

	March 31,	December 31,
	2024	2023

	(in millions)
Holding Company:
6.375% senior unsecured notes due 2025	$749	$749
6.250% senior unsecured notes due 2026	1,238	1,238
5.250% senior unsecured notes due 2027	1,454	1,454
4.375% senior unsecured notes due 2029	708	708
9.750% senior unsecured notes due 2029	698	698
	4,847	4,847
Reporting Segments:
Energy	1,585	2,185
Automotive	29	33
Food Packaging	138	133
Real Estate	1	1
Home Fashion	8	8
	1,761	2,360
Total Debt	$6,608	$7,207

Energy

In February 2024, CVR Energy redeemed all its $600 million in aggregate principal amount of 5.25% senior unsecured notes due 2025. As a result of this transaction, CVR Energy recognized a $1 million loss on extinguishment of debt for the three months ended March 31, 2024.

As of March 31, 2024, total availability under CVR Energy’s Amended and Restated ABL Credit Agreement (“CVR Energy ABL”) and CVR Partners ABL Credit Agreement (“CVR Partners ABL”) facilities aggregated to $294 million. CVR Energy ABL had $24 million of letters of credit outstanding as of March 31, 2024. The CVR Energy ABL matures on June 30, 2027, and the CVR Partners ABL on September 26, 2028.

Covenants

We and all of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations was less than $1 million for the three months ended March 31, 2024 and 2023.

13.  Net Income (Loss) Per LP Unit

The components of the computation of basic and diluted income per LP unit of Icahn Enterprises are as follows:

	Three Months Ended March 31,
	2024	2023

Net loss attributable to Icahn Enterprises	$(38)	$(270)
Net loss income attributable to Icahn Enterprises allocated to limited partners (98.01% allocation)	$(37)	$(265)

Basic loss per LP unit:	$(0.09)	$(0.75)
Basic weighted average LP units outstanding	429	354

Diluted loss income per LP unit:	$(0.09)	$(0.75)
Diluted weighted average LP units outstanding (1)	429	354

(1)As their effect would have been anti-dilutive, approximately ten million and six million weighted average units have been excluded from the calculation of diluted net income per LP unit for the three months ended March 31, 2024 and 2023, respectively.

LP Unit Transactions

Unit Distributions

On February 26, 2024, we declared a quarterly distribution in the amount of $1.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. Because the depositary unitholders had the election to receive the distribution either in cash or additional depositary units, we recorded a unit distribution liability of $439 million as the unit distribution had not been made as of March 31, 2024. In addition, the unit distribution liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, is considered a potentially dilutive security and is considered in the calculation of diluted income per LP unit as disclosed above. Any difference between the liability recorded and the amount representing the aggregate value of the number of depositary units distributed and cash paid would be charged to equity.

In April 2024, we distributed an aggregate 19,186,659 depositary units to unitholders who did not elect to receive cash, of which an aggregate of 18,016,077 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $97 million, of which $55 million was distributed to Mr. Icahn and his affiliates in April 2024.

At-The-Market Offerings

During the three months ended March 31, 2024, we sold 2,775,609 depositary units pursuant to the Open Market Sale Agreement, resulting in gross proceeds of approximately $50 million. As of March 31, 2024, we continue to have an Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $99 million in aggregate gross sale proceeds pursuant to this agreement.

Repurchase Authorization

On May 9, 2023, the Board of Directors of the General Partner approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”). The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. As of March 31, 2024, the Company has not repurchased any of the Company’s depositary units and the Company has repurchased $92 million worth of senior notes in aggregate under the Repurchase Program.

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

Condensed Statements of Operations

	Three Months Ended March 31, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,863	$219	$101	$1	$36	$24	$—	$2,244
Other revenues from operations	—	—	165	—	17	—	1	—	183
Net loss from investment activities	(96)	—	—	—	—	—	—	—	(96)
Interest and dividend income	105	13	1	—	—	—	—	24	143
Loss on disposition of assets, net	—	(1)	(5)	—	—	—	—	—	(6)
	9	1,875	380	101	18	36	25	24	2,468
Expenses:
Cost of goods sold	—	1,713	152	80	1	27	14	—	1,987
Other expenses from operations	—	—	139	—	14	—	—	—	153
Selling, general and administrative	4	42	102	13	5	10	10	7	193
Interest expense	25	33	—	3	—	—	—	75	136
Other loss (income), net	20	(4)	—	2	—	—	—	—	18
	49	1,784	393	98	20	37	24	82	2,487
(Loss) income before income tax (expense) benefit	(40)	91	(13)	3	(2)	(1)	1	(58)	(19)
Income tax (expense) benefit	—	(13)	4	(1)	—	—	—	3	(7)
Net (loss) income	(40)	78	(9)	2	(2)	(1)	1	(55)	(26)
Less: net (loss) income attributable to non-controlling interests	(17)	29	—	—	—	—	—	—	12
Net (loss) income attributable to Icahn Enterprises	$(23)	$49	$(9)	$2	$(2)	$(1)	$1	$(55)	$(38)
Supplemental information:
Capital expenditures	$—	$47	$16	$2	$2	$1	$—	$—	$68
Depreciation and amortization	$—	$92	$19	$6	$3	$2	$7	$—	$129

	Three Months Ended March 31, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$2,286	$287	$118	$7	$40	$20	$—	$2,758
Other revenues from operations	—	—	170	—	16	—	1	—	187
Net loss from investment activities	(443)	—	—	—	—	—	—	—	(443)
Interest and dividend income	144	5	—	—	—	—	—	22	171
	(299)	2,291	457	118	23	40	21	22	2,673
Expenses:
Cost of goods sold	—	1,926	193	91	6	32	12	—	2,260
Other expenses from operations	—	—	145	—	13	—	—	—	158
Selling, general and administrative	3	46	132	14	4	10	13	7	229
Loss on deconsolidation of subsidiary	—	—	—	—	—	—	—	226	226
Interest expense	45	23	—	3	—	—	—	71	142
Other loss (income), net	28	(3)	—	7	—	—	—	—	32
	76	1,992	470	115	23	42	25	304	3,047
(Loss) income before income tax (expense) benefit	(375)	299	(13)	3	—	(2)	(4)	(282)	(374)
Income tax (expense) benefit	—	(52)	—	4	—	—	—	64	16
Net (loss) income	(375)	247	(13)	7	—	(2)	(4)	(218)	(358)
Less: net (loss) income attributable to non-controlling interests	(204)	115	—	1	—	—	—	—	(88)
Net (loss) income attributable to Icahn Enterprises	$(171)	$132	$(13)	$6	$—	$(2)	$(4)	$(218)	$(270)
Supplemental information:
Capital expenditures	$—	$44	$10	$2	$2	$—	$—	$—	$58
Depreciation and amortization	$—	$84	$19	$7	$3	$2	$7	$—	$122

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

	Three Months Ended March 31,
	2024	2023

Petroleum products	$1,735	$2,060
Nitrogen fertilizer products	128	226
	$1,863	$2,286

Automotive

	Three Months Ended March 31,
	2024	2023

Automotive Services	$356	$369
Aftermarket Parts	13	72
Total revenue from customers	369	441
Lease revenue outside the scope of ASC 606	15	16
Total Automotive net sales and other revenues from operations	$384	$457

Condensed Balance Sheets

	March 31, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$6	$644	$64	$7	$33	$4	$18	$1,692	$2,468
Cash held at consolidated affiliated partnerships and restricted cash	2,379	—	8	—	4	3	—	171	2,565
Investments	3,203	98	—	—	14	—	—	—	3,315
Accounts receivable, net	—	253	41	85	16	22	30	—	447
Inventories, net	—	601	213	118	—	85	22	—	1,039
Related party notes receivable, net	—	—	—	—	—	—	—	11	11
Property, plant and equipment, net	—	2,572	822	129	363	50	—	4	3,940
Goodwill and intangible assets, net	—	174	333	23	—	19	191	—	740
Other assets	4,352	287	477	98	71	20	7	227	5,539
Total assets	$9,940	$4,629	$1,958	$460	$501	$203	$268	$2,105	$20,064
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$999	$1,506	$840	$136	$55	$44	$54	$553	$4,187
Securities sold, not yet purchased, at fair value	3,644	—	—	—	—	—	—	—	3,644
Debt	—	1,585	29	138	1	8	—	4,847	6,608
Total liabilities	4,643	3,091	869	274	56	52	54	5,400	14,439

Equity attributable to Icahn Enterprises	3,202	811	1,089	169	440	151	214	(3,295)	2,781
Equity attributable to non-controlling interests	2,095	727	—	17	5	—	—	—	2,844
Total equity	5,297	1,538	1,089	186	445	151	214	(3,295)	5,625
Total liabilities and equity	$9,940	$4,629	$1,958	$460	$501	$203	$268	$2,105	$20,064

	December 31, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$23	$1,179	$104	$8	$22	$5	$26	$1,584	$2,951
Cash held at consolidated affiliated partnerships and restricted cash	2,799	7	9	—	4	3	—	173	2,995
Investments	2,898	100	—	—	14	—	—	—	3,012
Accounts receivable, net	—	286	41	89	16	26	27	—	485
Related party note receivable, net	—	—	—	—	—	—	—	11	11
Inventories, net	—	604	228	111	—	81	23	—	1,047
Property, plant and equipment, net	—	2,594	822	134	363	52	—	4	3,969
Goodwill and intangible assets, net	—	179	335	23	—	19	198	—	754
Other assets	4,425	310	480	101	69	17	8	224	5,634
Total assets	$10,145	$5,259	$2,019	$466	$488	$203	$282	$1,996	$20,858
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,312	$1,553	$890	$148	$43	$42	$55	$62	$4,105
Securities sold, not yet purchased, at fair value	3,473	—	—	—	—	—	—	—	3,473
Debt	—	2,185	33	133	1	8	—	4,847	7,207
Total liabilities	4,785	3,738	923	281	44	50	55	4,909	14,785

Equity attributable to Icahn Enterprises	3,243	795	1,096	168	439	153	227	(2,913)	3,208
Equity attributable to non-controlling interests	2,117	726	—	17	5	—	—	—	2,865
Total equity	5,360	1,521	1,096	185	444	153	227	(2,913)	6,073
Total liabilities and equity	$10,145	$5,259	$2,019	$466	$488	$203	$282	$1,996	$20,858

15.  Income Taxes

For the three months ended March 31, 2024, we recorded an income tax expense of $7 million on pre-tax loss of $19 million compared to an income tax benefit of $16 million on pre-tax loss of $374 million for the three months ended March 31, 2023. Our effective income tax rate was (40.8%) and 4.3% for the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership loss for which there was no tax benefit as such losses are allocated to the partners. For the three months ended March 31, 2023, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership loss for which there was no tax expense, as such losses are allocated to the partners and from changes in the valuation allowance.

16.  Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits, Net
	of Tax	of Tax	Total

	(in millions)
Balance, December 31, 2023	$(33)	$(22)	$(55)
Other comprehensive loss before reclassifications, net of tax	(2)	—	(2)
Other comprehensive loss, net of tax	(2)	—	(2)
Balance, March 31, 2024	$(35)	$(22)	$(57)

	Translation	Post-Retirement
	Adjustments, Net	Benefits, Net
	of Tax	of Tax	Total

	(in millions)
Balance, December 31, 2022	$(45)	$(25)	$(70)
Other comprehensive loss before reclassifications, net of tax	4	—	4
Other comprehensive loss, net of tax	4	—	4
Balance, March 31, 2023	$(41)	$(25)	$(66)

17.  Other Loss, Net

Other loss, net consists of the following:

	Three Months Ended March 31,
	2024	2023

Dividend expense	$(20)	$(28)
Equity earnings from non-consolidated affiliates	4	2
Other	(2)	(6)
	$(18)	$(32)

18.  Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect human health and safety and the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities on an undiscounted basis were $5 million and $19 million as of March 31, 2024 and December 31, 2023, respectively, primarily within our Energy segment, which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

Energy

RFS Disputes - CVR Energy’s obligated-party subsidiaries are subject to the Renewable Fuel Standard (“RFS”) implemented by the EPA which requires refiners to either blend renewable fuels into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending, in an amount equal to the renewable volume obligation (“RVO”) for the applicable compliance year. CVR Energy’s obligated-party subsidiaries are not able to blend the substantial majority of their transportation fuels and, unless their obligations are waived or exempted by the EPA, must either purchase RINs on the open market or obtain waiver credits for cellulosic biofuels in order to comply with the RFS. CVR Energy’s obligated-party subsidiaries also purchase RINs generated from its renewable diesel operations to partially satisfy their RFS obligations.

One of CVR Energy’s obligated-party subsidiaries, Wynnewood Refining Company, LLC (“WRC”), qualifies as a “small refinery” defined under the RFS as a refinery with an average aggregate daily crude oil throughput for a calendar year no greater than 75,000 barrels, which enables WRC to seek small refinery exemptions (“SREs”) under the RFS should it be able to establish it suffered disproportionate economic hardship. WRC’s petitions for SREs for the 2017 to 2021 compliance periods were denied by the EPA in April and June 2022 based on a new standard for evaluating SREs announced by the EPA in December 2021 and retroactively applied (collectively, the “2022 Denials”). However, the EPA failed to act after the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) vacated the 2022 Denials and remanded the SRE petitions of WRC and certain other small refineries back to the EPA, finding that the 2022 Denials were impermissibly retroactive and that the EPA’s interpretation of the SRE provisions of the RFS was contrary to law and arbitrary and capricious as applied to the Fifth Circuit petitioners’ SRE petitions. As the mandate in the Fifth Circuit was issued in January 2024, WRC expects to file suit against the EPA for violating the RFS by failing to rule on those petitions within 90 days following issuance of the mandate as required. In WRC’s lawsuit against the EPA for the damages it sustained as a result of the EPA’s late grant of its SRE petition for the 2018 compliance period (which SRE petition was later denied by the EPA in the 2022 Denials), the United States Courts of Appeals for the District of Columbia Circuit (the “DC Circuit”) held oral argument in April 2024, though no ruling has yet been issued.

Regarding WRC’s SRE petition for the 2022 compliance period which was denied by the EPA in July 2023 largely on the same grounds as the 2022 Denials, the Fifth Circuit stayed WRC’s obligations under the RFS for 2022 and held WRC’s lawsuit against the EPA in abeyance pending the outcome of the lawsuit file by certain other small refineries against the EPA in the DC Circuit related to the 2022 Denials. The DC Circuit held oral argument in April 2024, though no ruling has yet been issued.

Regarding WRC’s SRE petition for the 2023 compliance period, the EPA has failed to rule on WRC’s SRE petition within 90 days as required by the RFS. WRC filed suit against the EPA relating to such failure, but withdrew that suit in April 2024 following the EPA’s filing of a declaration that the EPA did not intend to pursue claims against WRC relating to the 2023 compliance period pending the outcome of the various SRE litigations. If the EPA fails to rule on WRC’s SRE petition, WRC expects to file suit against the EPA for this failure.

WRC’s challenges to the EPA’s Final Rules issued in June 2022 and June 2023 establishing the 2020 to 2022 RVOs and 2023 to 2025 RVOs, respectively, also remain pending.

CVR Energy cannot yet determine at this time the outcomes of these matters. While CVR Energy intends to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to CVR Energy, they could have a material effect on CVR Energy’s financial position, results of operations, or cash flows.

Our Energy segment recognized a benefit of approximately $51 million and $11 million for the three months ended March 31, 2024 and 2023, respectively, for CVR Energy’s obligated-party subsidiaries’ compliance with the RFS (based on the 2020 through 2024 annual RVO for the respective periods, excluding the impacts of any exemptions or waivers to which the obligated-party subsidiaries may be entitled). These recognized amounts are included in cost of goods sold in the consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Energy’s obligated-party subsidiaries may be entitled), the remaining position is valued using RIN market prices at period end using each specific or closest vintage year. As of March 31, 2024 and December 31, 2023, CVR Energy’s obligated-party subsidiaries’ RFS position was $294 million and $329 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

Clean Air Act Matter - CVR Energy’s indirect wholly-owned subsidiary, Coffeyville Resource Refining & Marketing, LLC (“CRRM”) and certain of its affiliates settled claims brought in the United States District Court for the District of Kansas (“D. Kan”) by the United States, on behalf of the EPA, and the State of Kansas, on behalf of the Kansas Department of Health and Environment (“KDHE”) seeking both statutory and stipulated penalties primarily relating to the Coffeyville Refinery’s flares, heaters, and related matters. The terms of the settlement are set forth in a Consent Decree (“CD”) that was entered by the D. Kan on January 10, 2024. The EPA and KDHE sought stipulated penalties under a 2012 Consent Decree (the “Stipulated Claims”), which amount CRRM previously deposited into a commercial escrow account which were legally restricted for use and included in Other current assets on CVR Energy’s Condensed Consolidated Balance Sheets; those escrowed funds were released in February 2024 and the settlement amount was paid. The settlement did not and is not expected in the future to have a material adverse impact on CVR Energy’s financial position, results of operations, or cash flows.

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

Energy

Call Option Coverage Case – In April 2024, in the lawsuit (the “Delaware Coverage Case”) filed by CVR Energy and certain of its affiliates (the “Call Defendants”) against its primary and excess insurers (the “Insurers”) alleging breach of contract and breach of the implied covenant of good faith and fair dealing against the Insurers relating to their denial of coverage of the Call Defendants’ defense expenses and indemnity, as well as other conduct of the Insurers relating to the CVR Energy’s December 2022 settlement of the consolidated lawsuits (collectively, the “Call Option Lawsuits”) filed by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders against the Call Defendants relating to CVR Energy’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner including the August 2022 Stipulation, Compromise and Release (the “Settlement”), the Superior Court of the State of Delaware (the “Superior Court”) issued an order compelling the parties to engage in briefing as to the impact, if any, of the summary judgment granted in favor of the Insurers by the 434th Judicial District Court of Fort Bend County, Texas in the Insurer’s separate lawsuit (the “Texas Coverage Case”) against the Call Defendants seeking determination that the Insurers owe no indemnity coverage under policies with coverage limits of $50 million for the Settlement, which summary judgment the Call Defendants have appealed.

While the Delaware Coverage Case and the Texas Coverage Case remain pending, CVR Energy does not expect the outcome of these lawsuits to have a material adverse impact on the CVR Energy’s financial position, results of operations, or cash flows.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 85% of Icahn Enterprises’ outstanding depositary units as of March 31, 2024. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of March 31, 2024. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $39 million as of March 31, 2024. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

Other

Icahn Enterprises L.P. was contacted on May 3, 2023 by the U.S. Attorney’s office for the Southern District of New York and on June 21, 2023 by the staff of the Division of Enforcement of the U.S. Securities and Exchange Commission (the “SEC”), seeking production of information relating to the Company and certain of its affiliates’ corporate governance, capitalization, securities offerings, disclosure, dividends, valuation, marketing materials, due diligence and other materials. We are cooperating with these requests and investigations and are providing documents in response to these requests for information. In addition, two putative securities class action lawsuits have been filed against the Company in the U.S. District Court for the Southern District of Florida alleging violations of the federal securities laws, Okaro v. Icahn Enterprises L.P. et al., Case No. 23-21773 (S.D. Fl.), and Levine v. Icahn Enterprises L.P. et al., Case No. 23-22009 (S.D. Fl.). These lawsuits have been consolidated and the court appointed a lead plaintiff on November 20, 2023. Plaintiffs filed their consolidated class action complaint on January 12, 2024, and we filed our motion to dismiss the consolidated class action complaint on March 12, 2024. A derivative complaint has also been filed in the U.S. District Court for the Southern District of Florida, naming the Company’s general partner, its directors, and certain current and former officers as defendants, and the Company as a nominal defendant, alleging breaches of fiduciary duties with respect to the Company’s disclosure, Patrick Pickney v. Icahn Enterprises G.P. Inc. Case No. 1:23-cv-22932-KMW (S.D. Fl.). In addition, an action to compel inspection of our books and records was filed on November 22, 2023 in the Court of Chancery of the State of Delaware, Bruno v. Icahn Enterprises, L.P. et al., Case No. 2023-1170-SEM.

We believe that we maintain a strong compliance program and, while no assurances can be made, and we are still evaluating these matters, we do not currently believe that these inquiries and litigations will have a material impact on our business, financial condition, results of operations or cash flows.

19.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Cash payments for interest	$(58)	$(83)
Cash payments for income taxes, net of payments	(25)	(5)
Partnership contributions receivable	—	6
Non-cash Investment segment distributions to non-controlling interests	—	(2)
Partnership distributions payable	439	(724)
Non-cash recognition of the related party note receivable	—	188

20. Subsequent Events

Icahn Enterprises

Debt Repurchase and Sales

In November and December of 2023, we repurchased in the open market approximately $35 million aggregate principal amount of our 4.750% senior unsecured notes due 2024, $12 million aggregate principal amount of our 6.25% senior unsecured notes due 2026, $5 million aggregate principal amount of our 5.25% senior unsecured notes due 2027, and $40 million aggregate principal amount of our 4.375% senior unsecured notes due 2029 for total cash paid of $84 million for a total aggregate principal amount $92 million. The Company cancelled and reduced the outstanding principal of the repurchased 4.750% senior unsecured notes due 2024, and the remaining repurchased notes of $57 million aggregate principal were extinguished but were not retired and are held in treasury. In April 2024, we sold the $12 million in aggregate principal amount of our 6.250% senior unsecured notes due 2026 and the $5 million in aggregate principal amount of our 5.250% senior unsecured notes due 2027, both previously repurchased and held in treasury, in the open market.

LP Unit Distribution

On May 6, 2024, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.00 per depositary unit, which will be paid on or about June 25, 2024 to depositary unitholders of record at the close of business on May 20, 2024. Depositary unitholders will have until June 12, 2024 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending June 20, 2024. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2024 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 29, 2024.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2024 representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 85% of Icahn Enterprises’ outstanding depositary units as of March 31, 2024.

Recent Developments

As previously disclosed, we are considering, with CVR Energy, Inc. (“CVI"), our majority owned subsidiary in our Energy segment, potential strategic transactions available to CVI and its subsidiaries, which may include the acquisition of additional entities, assets or businesses, including the acquisition of material amounts of refining assets through negotiated mergers and/or stock or asset purchase agreements by CVI or its subsidiaries, including strategic options involving CVR Partners, LP, a controlled subsidiary of CVI. There is no assurance that any of the aforementioned or previously disclosed or other transactions will develop or materialize, or if they do, as to their timing.

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

The conflict in the Middle East and the ongoing Russian/Ukraine conflict, can significantly impact the global oil, fertilizer, and agriculture markets. Such conflicts pose significant geopolitical risks to global markets, raise concerns of major implications, such as enforcement of sanctions, can contribute to further oil inventory tightening and price volatility, and can disrupt the production and trade of fertilizer, grains, and feedstock supply through several means, including trade restrictions and supply chain disruptions. The ultimate outcome of these conflicts and any associated market disruptions are difficult to predict and may affect our business, operations, and cash flows in unforeseen ways.

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

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023

	(in millions)
Investment	$9	$(299)	$(40)	$(375)	$(23)	$(171)
Holding Company	24	22	(55)	(218)	(55)	(218)

Other Operating Segments:
Energy	1,875	2,291	78	247	49	132
Automotive	380	457	(9)	(13)	(9)	(13)
Food Packaging	101	118	2	7	2	6
Real Estate	18	23	(2)	—	(2)	—
Home Fashion	36	40	(1)	(2)	(1)	(2)
Pharma	25	21	1	(4)	1	(4)
Metals	—	—	—	—	—	—
Other operating segments	2,435	2,950	69	235	40	119
Consolidated	$2,468	$2,673	$(26)	$(358)	$(38)	$(270)

Investment

We invest our proprietary capital through various private investment funds (“Investment Funds”). As of March 31, 2024 and December 31, 2023, we had investments with a fair market value of approximately $3.2 billion in the Investment Funds. As of March 31, 2024 and December 31, 2023, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $2.1 billion and $2.1 billion, respectively.

Our Investment segment’s results of operations are reflected in net income in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of March 31, 2024.

For the three months ended March 31, 2024 and 2023, our Investment Funds’ returns were (0.8)% and (4.1)%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses.

The following table sets forth the performance attribution for the Investment Funds’ returns.

	Three Months Ended March 31,
	2024	2023
Long positions	11.4%	1.3%
Short positions	(13.4)%	(6.2)%
Other	1.2%	0.8%
	(0.8)%	(4.1)%

The following table presents net income (loss) for our Investment segment for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024	2023

Long positions	$596	$117
Short positions	(699)	(567)
Other	63	75
	$(40)	$(375)

Three Months Ended March 31, 2024 and 2023

For the three months ended March 31, 2024, the Investment Funds’ negative performance was primarily driven by net losses in short positions. The negative performance of our Investment segment’s short positions was driven primarily by losses from our energy hedges totaling $341 million, losses from a broad market hedge of $177 million, and the aggregate performance of short positions with net losses across various sectors of $181 million. The positive performance of our Investment segment’s long positions was driven primarily by gains from the healthcare, utilities, and energy sectors totaling $559 million, and the aggregate performance of long positions with net gains across various sectors of $37 million.

For the three months ended March 31, 2023, the Investment Funds’ negative performance was primarily driven by net losses in short positions, offset in part by net gains in long positions. The negative performance of our Investment segment’s short positions was driven primarily by losses from a broad market hedge of $365 million and the aggregate performance of short positions with net losses across various sectors of $202 million. The positive performance of our Investment segment’s long positions was driven by the positive performance from three healthcare sector investments aggregating $213 million.

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 93% and 90% of our Energy segment’s net sales for the three months ended March 31, 2024 and 2023, respectively.

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

In addition to recent market conditions, such as the ongoing conflict in the Middle East and the impact of the Russia/Ukraine conflict, there are long-term factors that may impact the demand for and inventory of refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage and emissions standards for vehicles. The petroleum business is also subject to the EPA’s Renewable Fuel Standard (“RFS”), which, each year, absent exemptions or waivers, requires the operating companies in our Energy segment to blend “renewable fuels” with their transportation fuels, purchase renewable identification numbers (“RINs”), to the extent available, in lieu of blending, or face liability. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include but are not limited to the availability of RINs for purchase, the actions of RINs market participants including non-obligated parties, the price at which RINs can be purchased, transportation fuel and renewable diesel production levels and pricing, the mix of the petroleum business’ petroleum products, the refining margin of the petroleum business and other factors, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which the petroleum business’ obligated-party subsidiaries may be entitled. The costs to comply with the RFS are also impacted by, and dependent upon the outcome of, the numerous lawsuits filed by multiple refiners including the petroleum business’ obligated-party subsidiaries, biofuels groups and others. Refer to Note 18, “Commitments and Contingencies,” to the consolidated financial statements for further discussion of RINs.

Since 2022, our Energy segment has focused significant efforts on decarbonization initiatives including but not limited to the completion of the renewable diesel unit (“RDU”), the creation of an Environmental, Social and Governance (“ESG”) committee and the publication of multiple ESG reports. In addition, our Energy segment achieved mechanical completion of the renewable stock feeder pretreater project at its Wynnewood Refinery in the fourth quarter of 2023 with the unit becoming operational during the first quarter of 2024. Our Energy segment expects to continue to explore options to decarbonize its business in areas with attractive economics, without sole reliance on government subsidies.

	Three Months Ended March 31,
	2024	2023

Net sales	$1,863	$2,286
Cost of goods sold	1,713	1,926
Gross margin	$150	$360

Three Months Ended March 31, 2024 and 2023

Net sales for our Energy segment decreased by $423 million (19%) for the three months ended March 31, 2024 as compared to the comparable prior year period due to a decrease in our petroleum business’ net sales, which decreased $325 million, as well as a decrease in our nitrogen fertilizer business’ net sales by $98 million over the comparable period. The decrease in the petroleum business’ net sales was due to lower refined product prices resulting from elevated inventory levels and reduced demand during the current period. The decrease in our nitrogen fertilizer business’ net sales was primarily due to a decrease in urea ammonium nitrate (“UAN”) and ammonia pricing conditions primarily due to lower natural gas prices and increased global supply of nitrogen fertilizers in the current period.

Cost of goods sold for our Energy segment decreased by $213 million (11%) for the three months ended March 31, 2024 as compared to the comparable prior year period. The decrease was primarily due to declines in our petroleum business as a result of a decrease in net sales and unfavorable derivative impacts of $57 million from losses on open crack spread swap positions, partially offset by a decline in RFS expense of $85 million which includes a favorable RINs liability revaluation of $35 million. Gross margin for our Energy segment decreased by $210 million for the three months ended March 31, 2024 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 8% and 16% for the three months ended March 31, 2024 and 2023, respectively. The decrease in gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to lower refining margins driven by increased inventory levels and lower demand in the current year.

Automotive

Our Automotive segment’s results of operations are generally driven by the demand for automotive service and maintenance, which is impacted by general economic factors, vehicle miles traveled, and the average age of vehicles on the road, among other factors.

Our Automotive segment has been in the process of a multi-year transformation plan. As part of this plan, during the year ended December 31, 2022, our Automotive segment completed the separation of certain of its Automotive Services and Aftermarket Parts businesses into two separate operating companies. In January 2023, Auto Plus filed a voluntary bankruptcy petition seeking relief under Chapter 11 of the Bankruptcy Code, which has reduced our Automotive segment’s assets, reduced the sales of our Automotive segment in the three months ended March 31, 2024 and prior periods, and will result in lower net sales from our Automotive segment in future periods. Our results of operations for the three months ended March 31, 2023 include the results of Auto Plus prior to its January 31, 2023 bankruptcy petition.

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

	Three Months Ended March 31,
	2024	2023

Net sales and other revenues from operations	$369	$441
Cost of goods sold and other expenses from operations	267	310
Gross margin	$102	$131

Three Months Ended March 31, 2024 and 2023

Net sales and other revenues from operations for our Automotive segment for the three months ended March 31, 2024 decreased by $72 million (16%) as compared to the comparable prior year period. The decrease was primarily attributable to a decrease in Aftermarket Parts sales of $59 million (82%) due to the deconsolidation of Auto Plus as of

January 31, 2023. The decrease in the Automotive segment’s net sales was also partially due to a decrease in Automotive Services revenue of $13 million (4%), mainly due to lower car counts primarily from closed stores.

Cost of goods sold and other expenses from operations for the three months ended March 31, 2024 decreased by $43 million (14%) as compared to the comparable prior year period. The decrease was primarily driven by decreased Aftermarket Parts expenses of $27 million related to the deconsolidation of Auto Plus in the comparable prior year period. Gross margin on net sales and other revenue from operations for the three months ended March 31, 2024 decreased by $29 million (22%) from the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 28% and 30% for the three months ended March 31, 2024 and 2023, respectively.

Food Packaging

Our Food Packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Three Months Ended March 31, 2024 and 2023

Net sales for the three months ended March 31, 2024 decreased $17 million (14%) as compared to the comparable prior year period. The decrease was primarily due to lower volumes of $12 million and a decrease of $5 million in price and product mix. Cost of goods sold for the three months ended March 31, 2024 decreased $11 million (12%) compared to the comparable prior year period primarily due to effects of lower volume and corresponding lower absorption of manufacturing fixed costs. Gross margin as a percentage of net sales was 21% and 23% for the three months ended March 31, 2024 and 2023, respectively.

Real Estate

Our Real Estate segment consists of investment properties which includes land, retail, office and industrial properties leased to corporate tenants, the development and sale of single-family homes, and the operations of a resort and two country clubs. Sales of single-family homes and investment properties are included in net sales in our consolidated statements of operations. Results from operations at investment properties and our country clubs are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for the three months ended March 31, 2024 was primarily derived from country club and resort operations. Revenue from our real estate operations for the three months ended March 31, 2023 was primarily derived from the sale of single-family homes and resort operations.

Three Months Ended March 31, 2024 and 2023

Net sales for the three months ended March 31, 2024 decreased by $6 million (86%) as compared to the comparable prior year period primarily due to the decrease in single-family home sales as inventory is almost sold out. Cost of goods sold for the three months ended March 31, 2024 decreased $5 million (83%) compared to the prior year period primarily due to the aforementioned decrease in single-family home sales. Gross margin as a percentage of net sales was 0% and 14% for the three months ended March 31, 2024 and 2023, respectively.

Other revenues from operations for the three months ended March 31, 2024 increased by $1 million (6%) as compared to the comparable prior year period primarily due to the acquisition of a country club in the fourth quarter of 2023, increased occupancy and hotel rates at our resort and increased annual country club dues. Other expenses from operations for the three months ended March 31, 2024 increased $1 million (8%) compared to the prior year period.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended March 31, 2024 and 2023

Net sales for the three months ended March 31, 2024 decreased by $4 million (10%) as compared to the comparable prior year period mostly due to lower demand from our retail business. Cost of goods sold for the three months ended March 31, 2024 decreased by $5 million (16%) compared to the comparable prior year period mostly due to lower material costs and improved manufacturing efficiency. Gross margin as a percentage of net sales was 25% and 20% for the three months ended March 31, 2024 and 2023, respectively.

Pharma

Our Pharma segment derives revenues primarily from the sale of its products directly to customers, wholesalers and pharmacies.

Three Months Ended March 31, 2024 and 2023

Net sales for the three months ended March 31, 2024 increased by $4 million (20%) as compared to the comparable prior year period primarily due to higher prescription growth resulting in increased sales. Cost of goods sold for the three months ended March 31, 2024 increased $2 million (17%) compared to the comparable prior year period due to increased sales. Gross margin as a percentage of net sales was 42% and 40% for the three months ended March 31, 2024 and 2023, respectively.

Holding Company

Our Holding Company’s results of operations primarily reflect the interest expense on its senior unsecured notes for each of the three months ended March 31, 2024 and 2023 and the loss on deconsolidation of one of its subsidiaries for the three months ended March 31, 2023.

Other Consolidated Results of Operations

Loss on deconsolidation of subsidiary

As discussed in Note 3, “Subsidiary Bankruptcy and Deconsolidation”, to the consolidated financial statements, we deconsolidated Auto Plus effective as of January 31, 2023, resulting in a pretax loss on deconsolidation of subsidiary of $226 million during the three months ended March 31, 2023.

Selling, General and Administrative

Three Months Ended March 31, 2024 and 2023

Our consolidated selling, general and administrative costs during the three months ended March 31, 2024 decreased by $36 million (16%) as compared to the comparable prior year period primarily due to lower expenses of our Automotive segment mainly related to the deconsolidation of Auto Plus, which included $28 million in the three months ended March 31, 2023.

Interest Expense

Three Months Ended March 31, 2024 and 2023

Our consolidated interest expense during the three months ended March 31, 2024 decreased by $6 million (4%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense for our Investment segment of $20 million attributable to changes in short exposure composition. This decrease was partially offset by higher interest expense in our Energy and Holding Company segment of $10 million and $4 million, respectively, mainly due to the refinancing of bonds at higher rates than the comparative prior year period.

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

As of March 31, 2024, our Holding Company had cash and cash equivalents of approximately $1.7 billion and total debt of approximately $4.8 billion. As of March 31, 2024, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $3.2 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

	March 31,	December 31,
	2024	2023

	(in millions)
6.375% senior unsecured notes due 2025	749	749
6.250% senior unsecured notes due 2026	1,238	1,238
5.250% senior unsecured notes due 2027	1,454	1,454
4.375% senior unsecured notes due 2029	708	708
9.750% senior unsecured notes due 2029	698	698
	$4,847	$4,847

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

As of March 31, 2024 and December 31, 2023, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of March 31, 2024, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

Debt Repurchase and Sales

In November and December of 2023, we repurchased in the open market approximately $35 million aggregate principal amount of our 4.750% senior unsecured notes due 2024, $12 million aggregate principal amount of our 6.25% senior unsecured notes due 2026, $5 million aggregate principal amount of our 5.25% senior unsecured notes due 2027, and $40 million aggregate principal amount of our 4.375% senior unsecured notes due 2029 for total cash paid of $84 million for a total aggregate principal amount $92 million. The Company cancelled and reduced the outstanding principal of the repurchased 4.750% senior unsecured notes due 2024, and the remaining repurchased notes of $57 million aggregate principal were extinguished but were not retired and are held in treasury. In April 2024, we sold the $12 million in aggregate principal amount of our 6.250% senior unsecured notes due 2026 and the $5 million in aggregate principal amount of our 5.250% senior unsecured notes due 2027, both previously repurchased and held in treasury, in the open market.

At-The-Market Offerings

During the three months ended March 31, 2024, Icahn Enterprises sold 2,775,609 depositary units pursuant to its Open Market Sale Agreement, resulting in gross proceeds of approximately $50 million. We continue to have an Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $99 million in aggregate gross sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of the agreement, and we have no obligation to sell additional depositary units under the Open Market Sale Agreement. Depending on market conditions, we may continue to sell depositary units under the Open Market Sale Agreement, and, if appropriate, enter into a new Open Market Sale Agreement to continue our At-The-Market sales program. Our ability to access remaining capital under our At-The-Market program may be limited by market conditions at the time of any future potential sale. While we were able to sell depositary units during the three months ended March 31, 2024, there can be no assurance that any future capital will be available on acceptable terms or at all under this program.

LP Unit Distributions

On February 26, 2024, Icahn Enterprises declared a quarterly distribution in the amount of $1.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. In connection with this distribution, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $97 million, of which $55 million was distributed to Mr. Icahn and his affiliates in April 2024.

On May 6, 2024, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.00 per depositary unit, which will be paid on or about June 25, 2024 to depositary unitholders of record at the close of business on May 20, 2024. Depositary unitholders will have until June 12, 2024 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending June 20, 2024. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Repurchase Authorization

On May 9, 2023, the Board of Directors of Icahn Enterprises GP, the Company’s General Partner, approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”). The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. As of March 31, 2024, the Company has not repurchased any of the Company’s depositary units and the Company has repurchased $92 million worth of senior unsecured notes in aggregate under the Repurchase Program. See “Debt Repurchases and Sales” above.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of March 31, 2024, the Investment Funds had a net short notional exposure of 27%. The Investment Funds’ long exposure was 99% (98% long equity and 1% long credit) and its short exposure was 126% (109% short equity, 11% short credit and 6% short commodity). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at March 31, 2024.

Of the Investment Funds’ 99% long exposure, 61% was comprised of the fair value of its long positions and 38% was comprised mostly of single name equity forward and swap contracts. Of the Investment Funds’ 126% short exposure, 69% was comprised of the fair value of its short positions (with certain adjustments) and 57% was comprised mostly of short broad market index swap derivative contracts, short credit default swap contracts and short commodity contracts.

With respect to both our long positions that are not notionalized (61% long exposure) and our short positions that are not notionalized (69% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other short positions (57% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Investment Funds Redemption

Mr. Icahn and his affiliates (excluding us and Brett Icahn) made no redemptions from the Investment Funds during the three months ended March 31, 2024, and redeemed $80 million in the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, the total fair market value of investments in the Investment Funds owned by the Company was approximately $3.2 billion, representing approximately 60% and 60% of the Investment Funds’ assets under management as of each respective date.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	March 31,	December 31,
	2024	2023

	(in millions)
Energy	$644	$1,179
Automotive	64	104
Food Packaging	7	8
Real Estate	33	22
Home Fashion	4	5
Pharma	18	26
	$770	$1,344

Segment Borrowings and Availability

Segment debt consists of the following:

	March 31,	December 31,
	2024	2023

	(in millions)
Energy	$1,585	$2,185
Automotive	29	33
Food Packaging	138	133
Real Estate	1	1
Home Fashion	8	8
	$1,761	$2,360

Energy

In February 2024, CVR Energy redeemed all of its $600 million in aggregate principal amount of 5.25% senior unsecured notes due 2025. As a result of this transaction, CVR Energy recognized a $1 million loss on extinguishment of debt for the three months ended March 31, 2024.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of March 31, 2024, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

March 31,
2024
(in millions)
Energy	$294
Food Packaging	30
$324

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Net Cash Used In			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

	(in millions)
Holding Company	$11	$46	$49	$(24)	$3	$174
Investment	(431)	—	(6)	14	—	(82)

Other Operating Segments:
Energy	177	(55)	(664)	247	(34)	(122)
Automotive	(22)	(15)	(4)	4	(10)	7
Food Packaging	(3)	(2)	4	5	(2)	2
Real Estate	10	(2)	3	15	—	(1)
Home Fashion	—	(1)	—	(3)	—	3
Pharma	7	—	(15)	7	—	—
Other operating segments	169	(75)	(676)	275	(46)	(111)
Total before eliminations	(251)	(29)	(633)	265	(43)	(19)
Eliminations	—	(46)	46	—	(20)	20
Consolidated	$(251)	$(75)	$(587)	$265	$(63)	$1

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

Holding Company

	Three Months Ended March 31,
	2024	2023

Operating Activities:
Cash payments for interest on senior unsecured notes	$(16)	$(43)
Interest and dividend income	24	21
Net cash receipts for income taxes, net of payments	1	—
Operating transactions with subsidiaries	13	(1)
Operating costs and other	(11)	(1)
	$11	$(24)
Investing Activities:
Cash from operating segments	51	41
Cash to operating segments	(5)	(21)
Related party note receivable disbursements and repayments, net	—	(18)
Other investing activities, net	—	1
	$46	$3
Financing Activities:
Partnership contributions	$50	$173
Other financing activities, net	(1)	1
	$49	$174
Increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$106	$153

The decrease in interest payments for the three months ended March 31, 2024 over the comparable period is primarily due to the redemption of $1.1 billion aggregate principal amount of our 4.750% senior unsecured notes due in 2024 in December 2023, which we paid interest of $26 million in the three months ended March 31, 2023.

Operating transactions with subsidiaries includes the reimbursement of operating expenses to our Investment segment based on an expense-sharing agreement.

Cash from operating segments is made up of dividends, distributions, and repayments of intercompany loans that are eliminated in consolidation. During the three months ended March 31, 2024, this includes cash dividends received from our Energy segment of $33 million, cash distributions received from our Real Estate segment and Investment segment totaling $3 million, and repayments of intercompany loans from our Pharma segment of $15 million. During the three months ended March 31, 2023, this includes cash dividends received from our Energy segment of $36 million and cash distributions from our Real Estate segment of $5 million.

Cash to operating segments is made up of intercompany loans and contributions to operating segments that are eliminated in consolidation. Changes in cash to operating segments was mainly attributable to cash paid to our Automotive segment and Real Estate segment.

Partnership contributions represent sales in connection with our At-The-Market  offerings pursuant to our Open Market Sale Agreements, as discussed above.

Subsidiary Dividends

For the first quarter of 2024, our Energy segment declared a cash dividend of $0.50 per share, which is payable May 20, 2024 to shareholders of record as of May 13, 2024. Our portion of the dividend is estimated to be approximately $33 million in cash.

 Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Our Investment segment’s cash flows used in financing activities for the three months ended March 31, 2024 was mainly attributable to Brett Icahn’s net redemptions from the Investment Funds of $5 million. Our Investment segment’s cash flows used in financing activities for the three months ended March 31, 2023 was mainly attributable to redemptions paid to Mr. Icahn and his affiliates (excluding us and Brett Icahn) of $82 million and Brett Icahn’s contributions to the funds of $2 million, respectively.

Other Operating Segments

	Three Months Ended March 31,
	2024	2023

Operating Activities:
Net cash flow from operating activities before changes in operating assets and liabilities	$227	$317
Changes in operating assets and liabilities	(58)	(42)
	$169	$275
Investing Activities:
Capital expenditures	$(68)	$(58)
Turnaround expenditures	(12)	(8)
Proceeds from sale of assets	2	—
Return of equity method investment	3	19
Other	—	1
	$(75)	$(46)
Financing Activities:
Proceeds from other borrowings	$7	$16
Repayments of other borrowings	(607)	(19)
Dividends and distributions to non-controlling interests	(28)	(85)
Cash from Holding Company	5	21
Cash to Holding Company	(50)	(41)
Other	(3)	(3)
	$(676)	$(111)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	—	—
Decrease (increase) in cash and cash equivalents and restricted cash and restricted cash equivalents	$(582)	$118

Our other operating segments’ cash flows from operating activities before changes in operating assets and liabilities were primarily attributable to the results of our Energy segment during both periods. The change in cash flows from operating activities for the three months ended March 31, 2024 as compared to the comparable prior year was primarily due to a decrease in the operating results of our Energy segment primarily associated with decreased sales resulting from lower crude oil prices.

Capital expenditures and turnaround expenditures are primarily from our Energy and Automotive segments and are primarily for maintenance and growth and includes the planned maintenance of one of its refineries in both periods.

Repayments of other borrowings are related to our Energy segment’s redemption of $600 million principal amount of its 5.25% senior unsecured notes due February 2025.

Distributions to non-controlling interests were from our Energy segment related to its regular quarterly dividends and distributions, excluding payments made to us.

Cash from Holding Company is made up of intercompany loans between our Holding Company and subsidiaries that are eliminated in consolidation. The changes in cash from Holding Company were mainly attributable to cash paid to our Automotive segment and Real Estate segment.

Cash to Holding Company is made up of dividends, distributions and intercompany loans that are eliminated consolidation. During the three months ended March 31, 2024, this includes cash dividends paid from our Energy segment of $33 million, cash distributions from our Real Estate segment totaling $2 million, and repayments of intercompany loans from our Pharma segment of $15 million. During the three months ended March 31, 2023, this includes cash dividends from our Energy segment of $36 million and cash distributions from our Real Estate segment of $5 million.

Consolidated Capital Expenditures

There have been no material changes to our planned capital expenditures as compared to the estimated capital expenditures for 2024 reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Estimates

The critical accounting estimates used in the preparation of our condensed consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Issued Accounting Standards

Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements for a discussion of recent accounting pronouncements applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed below, information about our quantitative and qualitative disclosures about market risk did not differ materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of March 31, 2024, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $320 million, $364 million and $667 million, respectively. However, as of March 31, 2024, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an interest of approximately 60% in the Investment Funds.

Item 4. Controls and Procedures

As of March 31, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, and will continue to be, subject to litigation from time to time in the ordinary course of business. Refer to Note 18, “Commitments and Contingencies” to the condensed consolidated financial statements, which is incorporated by reference into this Part II, Item 1 of this Report, for information regarding our lawsuits and proceedings. Except for the lawsuits and proceedings disclosed in Note 18, there were no material changes to our lawsuits and proceedings as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 1A. Risk Factors

There were no material changes to our risk factors during the three months ended March 31, 2024 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5. Other Information

During our last fiscal quarter, no director or officer, as defined in Rule 16a-f(1), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit No.	Description
10.1	Employment Agreement with Andrew J. Teno, dated February 21, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Icahn Enterprises L.P. on February 21, 2024).
10.2

Letter Agreement, dated February 21, 2024, by and among David Willetts, The Pep Boys – Manny, Moe & Jack LLC, and Pep Boys – Manny, Moe & Jack of Puerto Rico, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Icahn Enterprises L.P. on February 21, 2024).

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

Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/ Andrew Teno
Andrew Teno President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Ted Papapostolou
Ted Papapostolou Chief Financial Officer and Director (Principal Financial Officer)

By:	/s/ Robert Flint
Robert Flint
Chief Accounting Officer (Principal Accounting Officer)

Date: May 8, 2024