Form 10-Q
period 2024-06-30
ICAHN ENTERPRISES L.P.
filed 2024-08-07
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 7, 2024, there were 475,462,962 of Icahn Enterprises’ depositary units outstanding.

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

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; the impacts from the Russia/Ukraine conflict and ongoing conflict in the Middle East, including economic volatility and the impacts of export controls and other economic sanctions; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest, including the impact of the use of leverage through options, short sales, swaps, forwards and other derivative instruments; declines in the fair value of our investments, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended, or be taxed as a corporation; risks relating to short sellers and associated litigation and regulatory inquires; risks related to our general partner and controlling unitholder; pledges of our units by our controlling unitholder; risks related to our energy business, including the volatility and availability of crude oil, other feed stocks and refined products, declines in global demand for crude oil, refined products and liquid transportation fuels, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; risks relating to potential strategic transactions involving our Energy segment; risks related to our automotive activities and exposure to adverse conditions in the automotive industry, including as a result of the Chapter 11 filing of our automotive parts subsidiary; risks related to our food packaging activities, including competition from better capitalized competitors, inability of our suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; supply chain issues; inflation, including increased costs of raw materials and shipping; labor shortages and workforce availability; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; risks related to our home fashion operations, including changes in the availability and price of raw materials, manufacturing disruptions, and changes in transportation costs and delivery times. These risks and uncertainties also include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2023. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2024	2023

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$2,218	$2,951
Cash held at consolidated affiliated partnerships and restricted cash	3,442	2,995
Investments	2,306	3,012
Due from brokers	2,716	4,367
Accounts receivable, net	494	485
Related party notes receivable, net	7	11
Inventories, net	970	1,047
Property, plant and equipment, net	3,909	3,969
Deferred tax asset	162	184
Derivative assets, net	53	64
Goodwill	288	288
Intangible assets, net	437	466
Other assets	986	1,019
Total Assets	$17,988	$20,858
LIABILITIES AND EQUITY
Accounts payable	$747	$830
Accrued expenses and other liabilities	1,559	1,596
Deferred tax liabilities	341	399
Derivative liabilities, net	948	979
Securities sold, not yet purchased, at fair value	2,128	3,473
Due to brokers	254	301
Debt	6,625	7,207
Total liabilities	12,602	14,785

Commitments and contingencies (Note 18)

Equity:
Limited partners: Depositary units: 475,462,962 units issued and outstanding at June 30, 2024 and 429,033,241 units issued and outstanding at December 31, 2023	3,497	3,969
General partner	(770)	(761)
Equity attributable to Icahn Enterprises	2,727	3,208
Equity attributable to non-controlling interests	2,659	2,865
Total equity	5,386	6,073
Total Liabilities and Equity	$17,988	$20,858

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions, except per unit amounts)
Revenues:
Net sales	$2,362	$2,684	$4,606	$5,442
Other revenues from operations	191	198	374	385
Net loss from investment activities	(479)	(500)	(575)	(943)
Interest and dividend income	122	167	265	338
Gain (loss) on disposition of assets, net	1	3	(5)	3
Other income, net	4	7	6	3
	2,201	2,559	4,671	5,228
Expenses:
Cost of goods sold	2,204	2,310	4,191	4,570
Other expenses from operations	154	160	307	318
Dividend expense	13	19	33	47
Selling, general and administrative	183	215	376	444
Restructuring, net	1	—	1	—
Credit loss on related party note receivable	—	116	—	116
Loss on deconsolidation of subsidiary	—	20	—	246
Interest expense	128	136	264	278
	2,683	2,976	5,172	6,019
Loss before income tax expense	(482)	(417)	(501)	(791)
Income tax (expense) benefit	(4)	(2)	(11)	14
Net loss	(486)	(419)	(512)	(777)
Less: net loss attributable to non-controlling interests	(155)	(150)	(143)	(238)
Net loss attributable to Icahn Enterprises	$(331)	$(269)	$(369)	$(539)

Net loss attributable to Icahn Enterprises allocated to:
Limited partners	$(325)	$(264)	$(362)	$(528)
General partner	(6)	(5)	(7)	(11)
	$(331)	$(269)	$(369)	$(539)

Basic and Diluted loss per LP unit	$(0.72)	$(0.72)	$(0.82)	$(1.46)
Basic and Diluted weighted average LP units outstanding	450	367	440	361
Distributions declared per LP unit	$1.00	$2.00	$2.00	$4.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Net loss	$(486)	$(419)	$(512)	$(777)
Other comprehensive (loss) income, net of tax:
Translation adjustments	(4)	1	(6)	5
Post-retirement benefits and other	—	2	—	2
Other comprehensive (loss) income, net of tax	(4)	3	(6)	7
Comprehensive loss	(490)	(416)	(518)	(770)
Less: Comprehensive loss attributable to non-controlling interests	(155)	(150)	(143)	(238)
Comprehensive loss attributable to Icahn Enterprises	$(335)	$(266)	$(375)	$(532)

Comprehensive loss attributable to Icahn Enterprises allocated to:
Limited partners	$(329)	$(261)	$(368)	$(521)
General partner	(6)	(5)	(7)	(11)
	$(335)	$(266)	$(375)	$(532)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2023	$(761)	$3,969	$3,208	$2,865	$6,073
Net (loss) income	(1)	(37)	(38)	12	(26)
Other comprehensive loss	—	(2)	(2)	—	(2)
Partnership distributions payable	(9)	(430)	(439)	—	(439)
Partnership contributions	1	50	51	—	51
Investment segment distributions to non-controlling interests	—	—	—	(5)	(5)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(28)	(28)
Changes in subsidiary equity and other	1	—	1	—	1
Balance, March 31, 2024	$(769)	$3,550	$2,781	$2,844	$5,625
Net loss	(6)	(325)	(331)	(155)	(486)
Other comprehensive loss	—	(3)	(3)	(1)	(4)
Partnership distributions payable reversal	9	430	439	—	439
Partnership distributions	(4)	(203)	(207)	—	(207)
Partnership contributions	1	48	49	—	49
Investment segment contributions from non-controlling interests	—	—	—	1	1
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(30)	(30)
Changes in subsidiary equity and other	(1)	—	(1)	—	(1)
Balance, June 30, 2024	(770)	3,497	2,727	2,659	5,386

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2022	$(747)	$4,647	$3,900	$5,658	$9,558
Net loss	(5)	(265)	(270)	(88)	(358)
Other comprehensive income	—	4	4	—	4
Partnership distributions payable	(15)	(709)	(724)	—	(724)
Partnership contributions	4	175	179	—	179
Investment segment distributions to non-controlling interests	—	—	—	(80)	(80)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(85)	(85)
Changes in subsidiary equity and other	—	2	2	—	2
Balance, March 31, 2023	$(763)	$3,854	$3,091	$5,405	$8,496
Net loss	(6)	(263)	(269)	(150)	(419)
Other comprehensive income	—	3	3	—	3
Partnership distributions payable reversal	15	709	724	—	724
Partnership distributions	(3)	(152)	(155)	—	(155)
Investment segment distributions to non-controlling interests	—	—	—	(1,380)	(1,380)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(84)	(84)
Changes in subsidiary equity and other	—	2	2	—	2
Balance, June 30, 2023	(757)	4,153	3,396	3,791	7,187

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2024	2023

	(in millions)
Cash flows from operating activities:
Net loss	$(512)	$(777)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from securities transactions	322	310
Purchases of securities	(1,362)	(446)
Proceeds from sales of securities	926	2,084
Payments to cover securities sold, not yet purchased	(653)	(3,618)
Proceeds from securities sold, not yet purchased	124	444
Changes in receivables and payables relating to securities transactions	1,597	2,774
Changes in derivative assets and liabilities	(20)	681
Loss (gain) on disposition of assets, net	5	(3)
Depreciation and amortization	256	251
Loss on deconsolidation of subsidiary	—	246
Deferred taxes	(35)	(88)
Other, net	11	8
Changes in other operating assets and liabilities	(17)	128
Net cash provided by operating activities	642	1,994
Cash flows from investing activities:
Capital expenditures	(134)	(131)
Turnaround expenditures	(44)	(50)
Acquisition of businesses, net of cash acquired	(2)	—
Proceeds from disposition of businesses and assets	4	—
Return of equity method investment	4	20
Other, net	5	(12)
Net cash used in investing activities	(167)	(173)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	1	—
Investment segment distributions to non-controlling interests	(5)	(1,462)
Partnership contributions	100	185
Partnership distributions	(207)	(155)
Purchase of additional interests in consolidated subsidiaries	(1)	—
Dividends and distributions to non-controlling interests in subsidiaries	(58)	(170)
Proceeds from Holding Company senior unsecured notes	766	—
Repayments of Holding Company senior unsecured notes	(750)	—
Proceeds from subsidiary borrowings	17	32
Repayments of subsidiary borrowings	(612)	(48)
Other, net	(9)	(3)
Net cash used in financing activities	(758)	(1,621)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(3)	—
Net (decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	(286)	200
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	5,946	4,886
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$5,660	$5,086

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2024, representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 85% of our outstanding depositary units as of June 30, 2024.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $2.9 billion and $3.2 billion as of June 30, 2024 and December 31, 2023, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing businesses as well as in the nitrogen fertilizer manufacturing businesses through its holdings in CVR Partners, LP, a publicly traded limited partnership (“CVR Partners”). CVR Energy is an independent petroleum refiner in that it does not have crude oil exploration or production operations and is a marketer of high value transportation fuels primarily in the form of gasoline and diesel fuels, as well as renewable diesel. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy holds 100% of the general partner interest and approximately 37% of the outstanding common units of CVR Partners as of June 30, 2024. As of June 30, 2024, we owned approximately 66% of the total outstanding common stock of CVR Energy.

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

On January 31, 2023, a subsidiary of Icahn Automotive, IEH Auto Parts Holding LLC and its subsidiaries (collectively “Auto Plus”), an aftermarket parts distributor held within our Automotive segment, filed voluntary petitions in the United States Bankruptcy Court. As a result of Auto Plus’s filings for bankruptcy protections on January 31, 2023, we no longer controlled the operations of Auto Plus, therefore, we deconsolidated Auto Plus as of January 31, 2023. See Note 3, “Subsidiary Bankruptcy and Deconsolidation,” for a detailed discussion of the Auto Plus bankruptcy and deconsolidation.

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. As of June 30, 2024, we owned approximately 91% of the total outstanding common stock of Viskase.

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

Pharma

We conduct our Pharma segment through our wholly owned subsidiary, Vivus LLC, formerly Vivus, Inc. (“Vivus”). Vivus is a specialty pharmaceutical company with two approved therapies, two product candidates in active clinical development and two product candidates in early-stage development.

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

Events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in us inadvertently becoming an investment company that is required to register under the Investment Company Act. Following such events or certain transactions (such as the sale of an operating business), an exemption under the Investment Company Act would provide us up to one year to take steps to avoid becoming classified as an investment company. We expect to take steps to avoid becoming classified as an investment company, but no assurance can be made that we will successfully be able to take the steps necessary to avoid becoming classified as an investment company.

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

During 2023, we established a captive insurance program to supplement the insurance coverage of the officers, directors, employees and agents of the Company, its subsidiaries and our general partner, in addition to our newly established commercial insurance program. We hold assets in a protected cell, which we are the primary beneficiary of, and therefore consolidate the protected cell. At June 30, 2024, total assets related to the protected cell were $106 million, and included in restricted cash in the condensed consolidated balance sheet.

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2024 was approximately $6.6 billion and $6.4 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2023 was approximately $7.2 billion and $6.9 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $1,631 million and $1,068 million as of June 30, 2024 and December 31, 2023, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of the Investment segment or Icahn Enterprises.

Our restricted cash balance was $1,811 million and $1,927 million as of June 30, 2024 and December 31, 2023, respectively. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions and cash held related to our captive insurance program.

Revenue From Contracts With Customers and Contract Balances

Due to the nature of our business, we derive revenue from various sources in various industries. With the exception of all of our Investment segment’s and our Holding Company’s revenues, and our Real Estate segment’s and Automotive segment’s leasing revenue, our revenue is generally derived from contracts with customers in accordance with U.S. GAAP. Such revenue from contracts with customers is included in net sales and other revenues from operations in the condensed consolidated statements of operations, however, our Real Estate segment’s and Automotive segment’s leasing revenue, as disclosed in Note 11, “Leases,” is also included in other revenues from operations. Related contract assets are included in accounts receivable, net or other assets and related contract liabilities are included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Our disaggregation of revenue information includes our net sales and other revenues from operations for each of our reporting segments as well as additional disaggregation of revenue information for our Energy and Automotive segments. See Note 14, “Segment

Reporting,” for our complete disaggregation of revenue information. In addition, we disclose additional information with respect to revenue from contracts with customers and contract balances for our Energy and Automotive segments below.

Energy

Our Energy segment’s deferred revenue is a contract liability that relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and revenue is recognized at the point in time in which the customer obtains control of the product. As of June 30, 2024, our Energy segment had $32 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize $8 million of these performance obligations as revenue by the end of 2024, $11 million during 2025, an additional $10 million in 2026, and the remaining balance in 2027.

In addition, it includes deferred revenue associated with agreements entered into with third-party investors that has allowed our Energy segment to monetize certain tax credits available under Section 45Q of the Internal Revenue Code (the “45Q Transaction”). Our Energy segment had deferred revenue of $38 million and $49 million as of June 30, 2024 and December 31, 2023, respectively. For the six months ended June 30, 2024 and 2023, our Energy segment recorded revenue of $13 million and $46 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

Automotive

Our Automotive segment had deferred revenue with respect to extended warranty plans of $42 million and $45 million as of June 30, 2024 and December 31, 2023, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For the six months ended June 30, 2024 and 2023, our Automotive segment recorded deferred revenue of $12 million and $13 million, respectively, outstanding as of the beginning of each period.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company beginning January 1, 2025, with early adoption permitted. We are currently assessing the impact of adopting this standard on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which includes requirements for more robust disclosures of significant segment expenses and measures of a segment’s profit and loss used in assessing performance. This standard is effective for the Company’s annual period beginning January 1, 2024 and interim periods beginning January 1, 2025, with early adoptions permitted. While the Company continues to evaluate the effects of adopting this new accounting guidance, its currently expects additional disclosures will be included for its annual and interim reporting periods beginning December 31, 2024.

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

As a result of the filing of the Chapter 11 Cases, the Company determined that it no longer controls Auto Plus under the criteria set out in FASB ASC Topic 810, “Consolidation” and deconsolidated its investment effective January 31, 2023. In order to deconsolidate Auto Plus, we removed the carrying values of the assets and liabilities of Auto Plus as of January 31, 2023 and recorded our investment in Auto Plus at zero resulting in a non-cash charge of $246 million during the six months ended June 30, 2023.

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

Investment Funds

As of June 30, 2024 and December 31, 2023, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $1.9 billion and $2.1 billion, respectively, representing approximately 39% of the Investment Funds’ assets under management as of each respective date. Mr. Icahn and his affiliates (excluding us and Brett Icahn) made no redemptions from the Investment Funds during the six months ended June 30, 2024, and redeemed $1.5 billion in the six months ended June 30, 2023.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the six months ended June 30, 2024 and 2023, $8 million and $7 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

Auto Plus and AEP PLC

As discussed in Note 3, “Subsidiary Bankruptcy and Deconsolidation,” Auto Plus was deconsolidated as of January 31, 2023. Subsequent to January 31, 2023, Auto Plus had certain transactions with entities within our Automotive and

Real Estate segments. Agreements and transactions include (i) lease agreements between Auto Plus and entities in the Automotive segment in which Auto Plus is the lessee, (ii) lease agreements between Auto Plus and entities in the Automotive segment in which Auto Plus is the lessor, (iii) auto parts purchases by entities in the Automotive segment from Auto Plus, (iv) auto parts sales from entities within the Automotive segment to Auto Plus, and (v) lease agreements between entities in the Real Estate segment and Auto Plus in which Auto Plus is the lessee.

For the five months from the date of deconsolidation of January 31, 2023 through June 30, 2023, the total lease revenues of entities within the Automotive segment from leases with Auto Plus was $3 million. Total inventory purchases of entities within the Automotive segment from Auto Plus were $4 million and total net trade accounts payable due to Auto Plus as of June 30, 2023 was $2 million.

For the five months from the date of deconsolidation of January 31, 2023 through June 30, 2023, the total lease revenues of entities within the Real Estate segment from Auto Plus were $3 million.

Note Receivable from Auto Plus

In connection with the Auto Plus bankruptcy filing, we entered into a priming, senior secured, super priority debtor-in-possession credit facility with Auto Plus (the “DIP Credit Facility”) on January 31, 2023, under which (i) we agreed to provide new loans in an aggregate amount of up to $75 million and (ii) subject to final approval of the DIP Credit Facility by the Bankruptcy Court, all the loans under our pre-petition credit facility with Auto Plus would be rolled-up and converted into loans under the DIP Credit Facility. On May 2, 2023, we converted and rolled up our related party note receivable with our existing loans under the DIP Credit Facility. We estimated our cash to be collected for the repayment of the note receivable to be $7 million at June 30, 2024.

AEP PLC

In connection with the Auto Plus auction, AEP PLC acquired $10 million of assets mostly comprised of Aftermarket Parts inventory during the year ended December 31, 2023. The transaction was considered an asset acquisition, as the group of assets acquired by AEP PLC does not meet the definition of a business defined in FASB ASC Topic 805. The results of AEP PLC are consolidated within our Automotive segment at June 30, 2024 and were not material.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. Brett Icahn had net redemptions of $4 million during the six months ended June 30, 2024, and had $8 million net redemptions in the six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023 Brett Icahn had investments in the Investment Funds with a total fair market value of $16 million and $28 million, respectively. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

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

	June 30,	December 31,
	2024	2023

	(in millions)
Assets
Investments:
Equity securities:
Communications	$20	$—
Consumer, cyclical	304	260
Energy	62	708
Utilities	882	1,012
Healthcare	384	440
Technology	—	139
Materials	357	52
Industrial	158	—
	2,167	2,611
Debt securities:
Financials	—	158
Real Estate	29	44
Communications	—	85
	29	287
	$2,196	$2,898
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$—	$41
Consumer, cyclical	—	3
Energy	1,216	2,146
Utilities	438	610
Materials	248	350
Industrial	163	138
	2,065	3,288
Debt securities:
Materials	63	185
	$2,128	$3,473

The portion of unrealized (losses) and gains that relates to securities still held by our Investment segment, primarily equity securities, was $(86) million and $(69) million for the three months ended June 30, 2024 and 2023, respectively, and $(360) million and $(124) million for the six months ended June 30, 2024 and 2023, respectively.

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	June 30,	December 31,
	2024	2023

	(in millions)
Equity method investments	$96	$100
Held to maturity debt investments measured at amortized cost	11	11
Other investments measured at fair value	3	3
	$110	$114

There were no unrealized gains and (losses) that relates to equity securities still held by our other segments and Holding Company for each of the three and six months ended June 30, 2024 and 2023.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 5)	$2,129	$29	$41	$2,199	$2,730	$129	$42	$2,901
Derivative assets, net (Note 7)	—	53	—	53	—	64	—	64
	$2,129	$82	$41	$2,252	$2,730	$193	$42	$2,965
Liabilities
Securities sold, not yet purchased (Note 5)	$2,065	$63	$—	$2,128	$3,288	$185	$—	$3,473
Derivative liabilities, net (Note 7)	—	948	—	948	—	979	—	979
RFS obligations (Note 18)	—	312	—	312	—	329	—	329
	$2,065	$1,323	$—	$3,388	$3,288	$1,493	$—	$4,781

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

Holding Company

The estimated fair value of the Company’s note receivable from Auto Plus was measured at January 31, 2023 using the income approach with Level 3 inputs by discounting the forecasted cash inflows associated with the note using an estimated market discount rate. The Company measured the fair value of the related party note using the practical expedient for a collateral-dependent loan in accordance with ASC Topic 326 to determine the allowance based on the fair value of collateral less costs to sell. The collateral for the note primarily consists of cash and accounts receivable. The Company estimated the fair value of the accounts receivable by using an average from a range of expected cash collection projections. We determined the estimated fair value to be $7 million at June 30, 2024.

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. There were no Investment Funds’ derivative instruments with credit-risk-related contingent features in a liability position as of June 30, 2024 and December 31, 2023.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	June 30, 2024		December 31, 2023
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$1,811	$2,046	$1,882	$2,350
Credit contracts(1)	—	397	—	435
Commodity contracts	—	210	—	409
(1)	The short notional amount on our credit default swap positions was approximately $2.3 billion and $2.5 billion at June 30, 2024 and December 31, 2023, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $0.4 billion and $0.4 billion as of June 30, 2024 and December 31, 2023, respectively.

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

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023

	(in millions)
Equity contracts	$37	$11	$992	$999
Credit contracts	33	39	2	2
Commodity contracts	11	14	—	3
Sub-total	81	64	994	1,004
Netting across contract types(1)	(48)	(25)	(48)	(25)
Total(1)	$33	$39	$946	$979
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at June 30, 2024 and December 31, 2023 was $1.6 billion and $1.7 billion, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (loss) Recognized in Income (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Equity contracts	$(446)	$(366)	$(211)	$(650)
Credit contracts	17	(2)	(26)	34
Commodity contracts	13	(17)	(17)	(16)
	$(416)	$(385)	$(254)	$(632)
(1)	Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our condensed consolidated statements of operations for our Investment segment.

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

As of June 30, 2024 and December 31, 2023, CVR Energy had swap positions for crack spreads that offset to zero and 11 million barrels outstanding, respectively. As of June 30, 2024 and December 31, 2023, CVR Energy had less than 1 million barrels and no future contracts, respectively. As of June 30, 2024 and December 31, 2023, CVR Energy had forward contracts of less than 1 million barrels at each period. As of June 30, 2024, CVR Energy had open fixed-price commitments to purchase a net 12 million RINs.

The following table presents the fair value of our Energy segment’s derivatives and the effect of the collateral netting:

	Derivative Assets		Derivative Liabilities
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023

	(in millions)
Commodity contracts	$25	$31	$7	$6
Netting across contract types(1)	(5)	(6)	(5)	(6)
Total(1)	$20	$25	$2	$—

(1)	Excludes netting of derivatives primarily related to initial margin requirements of $5 million and $13 million at June 30, 2024 and December 31, 2023, respectively, which was not offset against derivatives liabilities, net in the condensed consolidated balance sheets.

Certain derivative instruments within our Energy segment contain credit risk-related contingent provisions associated with our Energy segment’s credit ratings. If our Energy segment’s credit rating were to be downgraded, it would allow the counterparty to require our Energy segment to post collateral or to request immediate, full settlement of derivative instruments in liability positions. As of June 30, 2024, the aggregate fair value of derivative liabilities in our Energy segment’s derivative instruments with credit-risk-related contingent features was $2 million, for which no collateral has been posted.

Gains and (losses) recognized on derivatives for our Energy segment were $23 million and $(4) million for the three months ended June 30, 2024 and 2023, respectively, and $5 million and $41 million for the six months ended June 30, 2024 and 2023, respectively. Gains and losses recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

8.  Related Party Notes Receivable, Net

Related party notes receivable and its related allowance for expected credit losses consists of the following:

June 30, 2024

Related party notes receivable, gross	$19
Less: Allowance for expected credit losses	12
Related party notes receivable, net	$7

Allowance for expected credit losses:
Beginning Balance as of December 31, 2023	$12
Credit loss provision	-
Write-offs	-
Ending Balance as of June 30, 2024	$12

There were no write-offs associated with related party notes receivable for the six months ended June 30, 2024, and write-offs of $116 million for the six months ended June 30, 2023. See Note 6, “Fair Value Measurements,” for additional information related to the fair value of the related party notes receivable.

9.  Inventories, Net

Inventories, net consists of the following:

	June 30,	December 31,
	2024	2023

	(in millions)
Raw materials	$306	$367
Work in process	107	95
Finished goods	557	585
	$970	$1,047

10.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	June 30, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$337	$(87)	$250	$337	$(87)	$250
Food Packaging	6	—	6	6	—	6
Home Fashion	22	(3)	19	22	(3)	19
Pharma	13	—	13	13	—	13
	$378	$(90)	$288	$378	$(90)	$288

Intangible assets, net consists of the following:

	June 30, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$392	$(239)	$153	$392	$(229)	$163
Developed technology	254	(104)	150	254	(90)	164
Other	164	(106)	58	164	(101)	63
	$810	$(449)	$361	$810	$(420)	$390

Indefinite-lived intangible assets			$76			$76
Intangible assets, net			$437			$466

Amortization expense associated with definite-lived intangible assets was $15 million and $14 million for the three months ended June 30, 2024 and 2023, respectively, and $29 million and $29 million for the six months ended June 30, 2024 and 2023, respectively.

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

Right-of-use assets and lease liabilities are as follows:

	June 30,	December 31,
	2024	2023

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$526	$526
Lease liabilities (accrued expenses and other liabilities)	531	531

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	52	55
Lease liabilities (debt)	67	70

Additional information with respect to our operating leases as of June 30, 2024 and December 31, 2023 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of June 30, 2024	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$57	$54	5.3 years	6.8%
Automotive	422	434	5.6 years	6.0%
Food Packaging	20	23	9.1 years	7.4%
Other segments and Holding Company	27	20
	$526	$531

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2023	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$53	$49	5.4 years	6.7%
Automotive	422	434	5.4 years	5.9%
Food Packaging	22	25	9.1 years	7.4%
Other segments and Holding Company	29	23
	$526	$531

For the three months ended June 30, 2024 and 2023, lease cost was comprised of (i) operating lease cost of $44 million and $49 million, respectively, (ii) amortization of financing lease right-of-use assets of $2 million and $3 million, respectively, and (iii) interest expense on financing lease liabilities of $2 million and $1 million, respectively. For the six months ended June 30, 2024 and 2023, lease cost was comprised of (i) operating lease cost of $86 million and $90 million, respectively, (ii) amortization of financing lease right-of-use assets of $4 million and $4 million, respectively, and (iii) interest expense on financing lease liabilities of $3 million and $2 million, respectively.

Our Automotive segment accounted for $68 million and $72 million of total lease cost for each of the six months ended June 30, 2024 and 2023.

Lessor Arrangements

Automotive

Our Automotive segment leases available and excess real estate in certain locations under long-term operating leases. Our Automotive segment’s revenues from operating leases were $15 million and $13 million for the three months ended June 30, 2024 and 2023, respectively, and $30 million and $29 million for the six months ended June 30, 2024 and 2023, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations. Our Automotive segment’s expenses from operating leases including variable lease costs were $24 million and $22 million for the three months ended June 30, 2024 and 2023, respectively, and $48 million and $50 million for the six months ended June 30, 2024 and 2023, respectively. Expenses from operating leases are included in other expenses from operations in the condensed consolidated statements of operations.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of June 30, 2024 and December 31, 2023, our Real Estate segment had assets leased to others included in property, plant and equipment of $259 million and $252 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $2 million and $7 million for the three months ended June 30, 2024 and 2023, respectively, and $5 million and $12 million for the six months ended June 30, 2024 and 2023, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

12.  Debt

Debt consists of the following:

	June 30,	December 31,
	2024	2023

	(in millions)
Holding Company:
6.375% senior unsecured notes due 2025	$—	$749
6.250% senior unsecured notes due 2026	1,250	1,238
5.250% senior unsecured notes due 2027	1,457	1,454
4.375% senior unsecured notes due 2029	708	708
9.750% senior unsecured notes due 2029	698	698
9.000% senior unsecured notes due 2030	747	—
	4,860	4,847
Reporting Segments:
Energy	1,584	2,185
Automotive	27	33
Food Packaging	139	133
Real Estate	1	1
Home Fashion	14	8
	1,765	2,360
Total Debt	$6,625	$7,207

Holding Company

Our Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) and guaranteed by Icahn Enterprise Holdings (the “Guarantor”). Interest on each tranche of the senior unsecured notes is payable semi-annually.

In April 2024, we sold $12 million in aggregate principal amount of our 6.250% senior unsecured notes due 2026 and $5 million in aggregate principal amount of our 5.250% senior unsecured notes due 2027, both previously repurchased and held in treasury, in the open market.

In May 2024, the Issuers issued $750 million in aggregate principal amount of 9.000% senior unsecured notes due 2030. The net proceeds from such issuance were used to redeem the remaining outstanding 6.375% senior unsecured notes due 2025 in full on June 13, 2024.

Energy

In February 2024, CVR Energy redeemed all its $600 million in aggregate principal amount of 5.25% senior unsecured notes due 2025. As a result of this transaction, CVR Energy recognized a $1 million loss on extinguishment of debt for the six months ended June 30, 2024.

As of June 30, 2024, total availability under CVR Energy’s Amended and Restated ABL Credit Agreement (“CVR Energy ABL”) and CVR Partners ABL Credit Agreement (“CVR Partners ABL”) facilities aggregated to $301 million. CVR Energy ABL had $24 million of letters of credit outstanding as of June 30, 2024. The CVR Energy ABL matures on June 30, 2027, and the CVR Partners ABL on September 26, 2028.

Covenants

We and all of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were $1 million for each of the three months ended June 30, 2024 and 2023, and $2 million for each of the six months ended June 30, 2024 and 2023.

13.  Net Income (Loss) Per LP Unit

The components of the computation of basic and diluted income per LP unit of Icahn Enterprises are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions, except per unit amounts)
Net loss attributable to Icahn Enterprises	$(331)	$(269)	$(369)	$(539)
Net loss income attributable to Icahn Enterprises allocated to limited partners (98.01% allocation)	$(325)	$(264)	$(362)	$(528)

Basic and diluted loss per LP unit:	$(0.72)	$(0.72)	$(0.82)	$(1.46)
Basic and diluted weighted average LP units outstanding (1)	450	367	440	361
(1)	Excludes an immaterial amount of unvested RSU awards during the three and six months ended June 30, 2024 and 2023.

LP Unit Transactions

Unit Distributions

On February 26, 2024, we declared a quarterly distribution in the amount of $1.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units, payable April 18, 2024. In April 2024, we distributed 19,186,659 depositary units to unitholders who did not elect to receive cash, of which 18,016,077 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $97 million, of which $55 million was distributed to Mr. Icahn and his affiliates in April 2024.

On May 6, 2024, we declared a quarterly dividend distribution in the amount of $1.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units, payable on June 25, 2024. In June 2024, we distributed 21,669,076 depositary units to unitholders who did not elect to receive cash, of which 20,418,007 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $106 million, of which $60 million was distributed to Mr. Icahn and his affiliates in June 2024.

At-The-Market Offerings

During the three months ended June 30, 2024, we sold 2,798,377 depositary units pursuant to the Open Market Sale Agreement, resulting in gross proceeds of $49 million. During the six months ended June 30, 2024, we sold 5,573,986 depositary units pursuant to the Open Market Sale Agreement, resulting in gross proceeds of $99 million. As of June 30, 2024, we continue to have an Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $51 million in aggregate gross sale proceeds pursuant to this agreement.

Repurchase Authorization

On May 9, 2023, the Board of Directors of the General Partner approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”). The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. As of June 30, 2024, the Company has not repurchased any of the Company’s depositary units and the Company has repurchased $92 million worth of senior notes in aggregate under the Repurchase Program.

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

Condensed Statements of Operations

	Three Months Ended June 30, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,966	$212	$105	$10	$44	$25	$—	$2,362
Other revenues from operations	—	—	171	—	19	—	1	—	191
Net loss from investment activities	(479)	—	—	—	—	—	—	—	(479)
Interest and dividend income	87	7	1	—	—	—	1	26	122
Gain on disposition of assets, net	—	—	1	—	—	—	—	—	1
Other income, net	—	4	—	—	—	—	—	—	4
	(392)	1,977	385	105	29	44	27	26	2,201
Expenses:
Cost of goods sold	—	1,922	142	86	7	33	14	—	2,204
Other expenses from operations	—	—	136	—	18	—	—	—	154
Dividend expense	13	—	—	—	—	—	—	—	13
Selling, general and administrative	6	35	99	11	4	11	10	7	183
Restructuring, net	—	—	—	1	—	—	—	—	1
Interest expense	19	26	1	3	—	—	—	79	128
	38	1,983	378	101	29	44	24	86	2,683
(Loss) income before income tax (expense) benefit	(430)	(6)	7	4	—	—	3	(60)	(482)
Income tax benefit (expense)	—	31	—	(2)	—	—	—	(33)	(4)
Net (loss) income	(430)	25	7	2	—	—	3	(93)	(486)
Less: net (loss) income attributable to non-controlling interests	(173)	17	—	1	—	—	—	—	(155)
Net (loss) income attributable to Icahn Enterprises	$(257)	$8	$7	$1	$—	$—	$3	$(93)	$(331)
Supplemental information:
Capital expenditures	$—	$43	$12	$3	$7	$1	$—	$—	$66
Depreciation and amortization	$—	$90	$18	$7	$4	$1	$7	$—	$127

	Three Months Ended June 30, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$2,237	$248	$117	$13	$46	$23	$—	$2,684
Other revenues from operations	—	—	177	—	20	—	1	—	198
Net loss from investment activities	(500)	—	—	—	—	—	—	—	(500)
Interest and dividend income	134	8	—	—	—	—	—	25	167
Gain on disposition of assets, net	—	—	3	—	—	—	—	—	3
Other income, net	1	3	—	1	1	—	1	—	7
	(365)	2,248	428	118	34	46	25	25	2,559
Expenses:
Cost of goods sold	—	1,990	173	90	8	35	14	—	2,310
Other expenses from operations	—	—	142	—	18	—	—	—	160
Dividend expense	19	—	—	—	—	—	—	—	19
Selling, general and administrative	13	39	114	15	5	10	11	8	215
Credit loss on related party note receivable	—	—	—	—	—	—	—	116	116
Loss on deconsolidation of subsidiary	—	—	—	—	—	—	—	20	20
Interest expense	38	22	1	3	—	—	—	72	136
	70	2,051	430	108	31	45	25	216	2,976
(Loss) income before income tax (expense) benefit	(435)	197	(2)	10	3	1	—	(191)	(417)
Income tax (expense) benefit	—	(41)	6	(5)	—	—	—	38	(2)
Net (loss) income	(435)	156	4	5	3	1	—	(153)	(419)
Less: net (loss) income attributable to non-controlling interests	(220)	70	—	—	—	—	—	—	(150)
Net (loss) income attributable to Icahn Enterprises	$(215)	$86	$4	$5	$3	$1	$—	$(153)	$(269)
Supplemental information:
Capital expenditures	$—	$56	$11	$5	$—	$1	$—	$—	$73
Depreciation and amortization	$—	$89	$22	$7	$3	$1	$7	$—	$129

	Six Months Ended June 30, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$3,829	$431	$206	$11	$80	$49	$—	$4,606
Other revenues from operations	—	—	336	—	36	—	2	—	374
Net loss from investment activities	(575)	—	—	—	—	—	—	—	(575)
Interest and dividend income	192	20	2	—	—	—	1	50	265
Loss on disposition of assets, net	—	(1)	(4)	—	—	—	—	—	(5)
Other income (loss), net	—	8	—	(2)	—	—	—	—	6
	(383)	3,856	765	204	47	80	52	50	4,671
Expenses:
Cost of goods sold	—	3,635	294	166	8	60	28	—	4,191
Other expenses from operations	—	—	275	—	32	—	—	—	307
Dividend expense	33	—	—	—	—	—	—	—	33
Selling, general and administrative	10	77	201	24	9	21	20	14	376
Restructuring, net	—	—	—	1	—	—	—	—	1
Interest expense	44	59	1	6	—	—	—	154	264
	87	3,771	771	197	49	81	48	168	5,172
(Loss) income before income tax (expense) benefit	(470)	85	(6)	7	(2)	(1)	4	(118)	(501)
Income tax benefit (expense)	—	18	4	(3)	—	—	—	(30)	(11)
Net (loss) income	(470)	103	(2)	4	(2)	(1)	4	(148)	(512)
Less: net (loss) income attributable to non-controlling interests	(190)	46	—	1	—	—	—	—	(143)
Net (loss) income attributable to Icahn Enterprises	$(280)	$57	$(2)	$3	$(2)	$(1)	$4	$(148)	$(369)
Supplemental information:
Capital expenditures	$—	$90	$28	$5	$9	$2	$—	$—	$134
Depreciation and amortization	$—	$182	$37	$13	$7	$3	$14	$—	$256

	Six Months Ended June 30, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$4,523	$535	$235	$20	$86	$43	$—	$5,442
Other revenues from operations	—	—	347	—	36	—	2	—	385
Net loss from investment activities	(943)	—	—	—	—	—	—	—	(943)
Interest and dividend income	278	13	—	—	—	—	—	47	338
Gain on disposition of assets, net	—	—	3	—	—	—	—	—	3
Other income (loss), net	1	6	—	(6)	1	—	1	—	3
	(664)	4,542	885	229	57	86	46	47	5,228
Expenses:
Cost of goods sold	—	3,916	366	181	14	67	26	—	4,570
Other expenses from operations	—	—	287	—	31	—	—	—	318
Dividend expense	47	—	—	—	—	—	—	—	47
Selling, general and administrative	16	85	246	29	9	20	24	15	444
Credit loss on related party note receivable	—	—	—	—	—	—	—	116	116
Loss on deconsolidation of subsidiary	—	—	—	—	—	—	—	246	246
Interest expense	83	45	1	6	—	—	—	143	278
	146	4,046	900	216	54	87	50	520	6,019
(Loss) income before income tax (expense) benefit	(810)	496	(15)	13	3	(1)	(4)	(473)	(791)
Income tax (expense) benefit	—	(93)	6	(1)	—	—	—	102	14
Net (loss) income	(810)	403	(9)	12	3	(1)	(4)	(371)	(777)
Less: net (loss) income attributable to non-controlling interests	(424)	185	—	1	—	—	—	—	(238)
Net (loss) income attributable to Icahn Enterprises	$(386)	$218	$(9)	$11	$3	$(1)	$(4)	$(371)	$(539)
Supplemental information:
Capital expenditures	$—	$100	$21	$7	$2	$1	$—	$—	$131
Depreciation and amortization	$—	$173	$41	$14	$6	$3	$14	$—	$251

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Petroleum products	$1,833	$2,054	3,568	$4,114
Nitrogen fertilizer products	133	183	261	409
	$1,966	$2,237	$3,829	$4,523

Automotive

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Automotive Services	$363	$392	$719	$761
Aftermarket Parts	5	20	18	92
Total revenue from customers	$368	$412	737	853
Lease revenue outside the scope of ASC 606	15	13	30	29
Total Automotive net sales and other revenues from operations	$383	$425	$767	$882

Condensed Balance Sheets

	June 30, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$8	$586	$89	$5	$26	$4	$30	$1,470	$2,218
Cash held at consolidated affiliated partnerships and restricted cash	3,256	—	7	—	3	3	—	173	3,442
Investments	2,196	96	—	—	14	—	—	—	2,306
Accounts receivable, net	—	298	34	87	17	28	30	—	494
Inventories, net	—	543	198	115	—	92	22	—	970
Related party notes receivable, net	—	—	—	—	—	—	—	7	7
Property, plant and equipment, net	—	2,542	817	126	367	53	—	4	3,909
Goodwill and intangible assets, net	—	169	331	22	—	19	184	—	725
Other assets	2,762	288	488	94	67	18	6	194	3,917
Total assets	$8,222	$4,522	$1,964	$449	$494	$217	$272	$1,848	$17,988
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,225	$1,438	$816	$126	$54	$43	$55	$92	$3,849
Securities sold, not yet purchased, at fair value	2,128	—	—	—	—	—	—	—	2,128
Debt	—	1,584	27	139	1	14	—	4,860	6,625
Total liabilities	3,353	3,022	843	265	55	57	55	4,952	12,602

Equity attributable to Icahn Enterprises	2,946	785	1,121	168	434	160	217	(3,104)	2,727
Equity attributable to non-controlling interests	1,923	715	—	16	5	—	—	—	2,659
Total equity	4,869	1,500	1,121	184	439	160	217	(3,104)	5,386
Total liabilities and equity	$8,222	$4,522	$1,964	$449	$494	$217	$272	$1,848	$17,988

	December 31, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$23	$1,179	$104	$8	$22	$5	$26	$1,584	$2,951
Cash held at consolidated affiliated partnerships and restricted cash	2,799	7	9	—	4	3	—	173	2,995
Investments	2,898	100	—	—	14	—	—	—	3,012
Accounts receivable, net	—	286	41	89	16	26	27	—	485
Related party note receivable, net	—	—	—	—	—	—	—	11	11
Inventories, net	—	604	228	111	—	81	23	—	1,047
Property, plant and equipment, net	—	2,594	822	134	363	52	—	4	3,969
Goodwill and intangible assets, net	—	179	335	23	—	19	198	—	754
Other assets	4,425	310	480	101	69	17	8	224	5,634
Total assets	$10,145	$5,259	$2,019	$466	$488	$203	$282	$1,996	$20,858
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,312	$1,553	$890	$148	$43	$42	$55	$62	$4,105
Securities sold, not yet purchased, at fair value	3,473	—	—	—	—	—	—	—	3,473
Debt	—	2,185	33	133	1	8	—	4,847	7,207
Total liabilities	4,785	3,738	923	281	44	50	55	4,909	14,785

Equity attributable to Icahn Enterprises	3,243	795	1,096	168	439	153	227	(2,913)	3,208
Equity attributable to non-controlling interests	2,117	726	—	17	5	—	—	—	2,865
Total equity	5,360	1,521	1,096	185	444	153	227	(2,913)	6,073
Total liabilities and equity	$10,145	$5,259	$2,019	$466	$488	$203	$282	$1,996	$20,858

15.  Income Taxes

For the three months ended June 30, 2024, we recorded an income tax expense of $4 million on pre-tax loss of $482 million compared to an income tax expense of $2 million on pre-tax loss of $417 million for the three months ended June 30, 2023. Our effective income tax rate was (0.8%) and (0.5%) for the three months ended June 30, 2024 and 2023, respectively.

For the three months ended June 30, 2024, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to changes in the valuation allowance and from partnership losses for which there was no tax benefit as such losses are allocated to the partners. For the three months ended June 30, 2023, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership loss for which there was no tax benefit as such losses are allocated to the partners.

For the six months ended June 30, 2024, we recorded an income tax expense of $11 million on a pre-tax loss of $501 million compared to an income tax benefit of $14 million on a pre-tax loss of $791 million for the six months ended June 30, 2023. Our effective income tax rate was (2.2%) and 1.8% for the six months ended June 30, 2024 and 2023, respectively.

For the six months ended June 30, 2024, the effective tax rate was lower than the statutory federal tax rate of 21%, for corporations, primarily due to changes in the valuation allowance and from partnership losses for which there was no tax benefit as such losses are allocated to the partner. For the six months ended June 30, 2023, the effective tax rate was lower than the statutory federal tax rate of 21%, for corporations, primarily due to partnership loss for which there was no tax benefit as such losses are allocated to the partner.

16.  Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits, Net
	of Tax	of Tax	Total

	(in millions)
Balance, December 31, 2023	$(33)	$(22)	$(55)
Other comprehensive loss before reclassifications, net of tax	(6)	—	(6)
Other comprehensive loss, net of tax	(6)	—	(6)
Balance, June 30, 2024	$(39)	$(22)	$(61)

	Translation	Post-Retirement
	Adjustments, Net	Benefits, Net
	of Tax	of Tax	Total

	(in millions)
Balance, December 31, 2022	$(45)	$(25)	$(70)
Other comprehensive loss before reclassifications, net of tax	5	—	5
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	2	2
Other comprehensive loss, net of tax	5	2	7
Balance, June 30, 2023	$(40)	$(23)	$(63)

17.  Other Income, Net

Other income, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Equity earnings from non-consolidated affiliates	$3	$3	$7	$5
Foreign currency transaction (loss) gain	(2)	2	(2)	2
Loss on extinguishment of debt, net	(2)	—	(2)	—
Other	5	2	3	(4)
	$4	$7	$6	$3

18.  Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect human health and safety and the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities on an undiscounted basis were $5 million and $19 million as of June 30, 2024 and December 31, 2023, respectively, primarily within our Energy segment, which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

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

In May 2024, the EPA and certain biofuels groups filed petitions for a writ of certiorari to the Supreme Court of the United States (“SCOTUS”) seeking review of a decision of a panel of the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) vacating the EPA’s denials of SREs under the RFS for certain small refineries, including those for WRC for the 2017 to 2021 compliance periods (the “2022 Denials”), finding that such denials, which were based on a new standard announced by the EPA in December 2021 and retroactively applied, were impermissibly retroactive and that the EPA’s interpretation of the SRE provisions was contrary to law and arbitrary and capricious as applied to the Fifth Circuit petitioners’ SRE petitions. WRC expects to file an opposition to these petitions for a writ of certiorari in the third quarter of 2024.

Regarding WRC’s SRE petition for the 2022 compliance period which was denied by the EPA in July 2023 largely on the same grounds as the 2022 Denials, WRC’s obligations under the RFS for the 2022 compliance period were stayed and its lawsuit filed against the EPA relating to such denial held in abeyance pending the outcome of the lawsuit filed by certain other small refineries against the EPA in the DC Circuit related to the 2022 Denials. In July 2024, the DC Circuit vacated the EPA’s denials of those SRE petitions.  The EPA has not yet acted following the DC Circuit’s action.  Also in July 2024, the DC Circuit in the case filed by WRC against the EPA for the damages it sustained as a result of the EPA’s late grant of its SRE petition for the 2018 compliance period (which SRE petition was later denied by the EPA in the 2022 Denials), the DC Circuit denied WRC’s request for relief, holding that there was no final agency action as to WRC. WRC is evaluating what responses it will take following such rulings.

In July 2024, WRC filed suit in the United States District Court for the Southern District of Texas seeking, among other relief, a declaration that the Administrator of the EPA violated the CAA by failing to timely rule on WRC’s SRE petition for the 2023 compliance period within 90 days following receipt and compelling the Administrator to rule on WRC’s 2023 SRE petition by an expeditious date certain, which suit remains pending.

In May 2024, the DC Circuit rejected challenges by WRC and other parties and upheld the EPA’s final rules issued in June 2022 and June 2023 establishing RVOs for 2020 to 2022.

As these matters are in various stages, CVR Energy cannot yet determine at this time the outcomes of these matters. While CVR Energy intends to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to CVR Energy, except as noted above, they could have a material effect on CVR Energy’s financial position, results of operations, or cash flows.

Our Energy segment recognized expenses of approximately $30 million and $48 million for the three months ended June 30, 2024 and 2023, respectively, and a benefit of $21 million and an expense of $37 million for the six months ended June 30, 2024 and 2023, respectively for CVR Energy’s obligated-party subsidiaries’ compliance with the RFS (based on the 2020 through 2024 annual RVO for the respective periods, excluding the impacts of any exemptions or waivers to which the obligated-party subsidiaries may be entitled). These recognized amounts are included in cost of goods sold in the consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Energy’s obligated-party subsidiaries may be entitled), the remaining position is valued using RIN market prices at period end using each specific or closest vintage year. As of June 30, 2024 and December 31, 2023, CVR Energy’s obligated-party subsidiaries’ RFS position was $312 million and $329 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

45Q Transaction

In January 2023, CVR Energy and its obligated-party subsidiaries entered into a joint venture and related agreements with unaffiliated third-party investors and others intended to qualify for certain tax credits available under Section 45Q of the Internal Revenue Code. Under the agreements entered into in connection with the 45Q Transactions, CVR Partners and certain of its subsidiaries are obligated to meet certain minimum quantities of carbon dioxide supply each year during the term of the agreement and is subject to fees of up to $15 million per year, with an overall cap at $45 million, should it fail to perform.

Litigation

From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations. See the matters described under the caption “Other” below.

Energy

Call Option Coverage Case – The lawsuits involving CVR Energy and certain of its affiliates (the “Call Defendants”) and CVR Energy’s primary and excess insurers (the “Insurers”) relating to insurance coverage for settlement by the Call Defendants of the consolidated lawsuits filed by purported former unitholders of CVR Refining, LP (“CVR Refining”) on behalf of themselves and an alleged class of similarly situated unitholders relating to CVR Energy’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership remain pending. In the lawsuit filed by the Call Defendants against the Insurers alleging breach of contract and breach of the implied covenant of good faith and fair motion to emend their complaint remains pending. Briefing is ongoing in the Call Defendants’ appeal of summary judgment granted in favor of the Insurers by the 434th Judicial District Court of Fort Bend County, Texas in the Insurer’s separate lawsuit against the Call Defendants seeking determination that the Insurers owe no indemnity coverage for the settlement under policies with coverage limits of $50 million, with oral arguments expected in 2025.While these cases remain pending, CVR Energy does not expect the outcome of these lawsuits to have a material adverse impact on CVR Energy’s financial position, results of operations, or cash flows.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 85% of Icahn Enterprises’ outstanding depositary units as of June 30, 2024. Applicable pension and tax laws make each member of a

“controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of June 30, 2024. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $26 million as of June 30, 2024. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

We believe that we maintain a strong compliance program and, while no assurances can be made, and we continue to evaluate these matters, we do not currently believe that these inquiries and litigations will have a material impact on our business, financial condition, results of operations or cash flows.

19.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Six Months Ended June 30,
	2024	2023

	(in millions)
Cash payments for interest	$(185)	$(216)
Cash payments for income taxes, net of payments	(62)	(43)
Partnership contributions receivable	—	6
Non-cash Investment segment distributions to non-controlling interests	—	(2)

20. Subsequent Events

Icahn Enterprises

Investment Funds Distribution and Redemption

In July 2024, the Investment Funds issued a pro-rata distribution of $650 million in cash, including $256 million to Mr. Icahn and his affiliates (excluding us and Brett Icahn) and $394 million to the Holding Company. Also in July 2024, Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $250 million from his personal interests in the Investment Funds included in the Investment segment.

LP Unit Distribution

On August 5, 2024, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.00 per depositary unit, which will be paid on or about September 25, 2024 to depositary unitholders of record at the close of business on August 19, 2024. Depositary unitholders will have until September 13, 2024 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending September 20, 2024. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2024 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 29, 2024.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2024 representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 85% of Icahn Enterprises’ outstanding depositary units as of June 30, 2024.

Recent Developments

Wynnewood Refinery Incident

Within our Energy segment, a fire commenced at the Wynnewood refinery during severe weather in the early morning hours of April 28, 2024. The fire was extinguished shortly after it started, with no employees or contractors injured. Operations at the Coffeyville refinery was not impacted by the fire. After further assessment of this incident, it was determined the damages were limited to pipe racks and pumps in the area of the naphtha processing units, which impacted service to the other units. CVR Energy, Inc. (“CVI”), our majority owned subsidiary in our Energy segment, estimates the impact from the downtime and increased expenses with this incident in the second quarter of 2024 was approximately $50 million in reduction to CVI’s income before taxes, excluding the potential impact of any successful insurance recovery.

Potential Strategic Transactions

As previously disclosed, we are considering, with CVI, potential strategic transactions available to CVI and its subsidiaries, which may include the acquisition of additional entities, assets or businesses, including the acquisition of material amounts of refining assets through negotiated mergers and/or stock or asset purchase agreements by CVI or its subsidiaries, and/or strategic options involving CVR Partners, LP, a controlled subsidiary of CVI. There is no assurance that any of the aforementioned or previously disclosed or other transactions will develop or materialize, or if they do, as to their timing.

Investment Fund Distribution and Redemption

See “Investment Funds Distributions and Redemptions” below under “Liquidity and Capital Resources.”

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

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023

	(in millions)
Investment	$(392)	$(365)	$(430)	$(435)	$(257)	$(215)
Holding Company	26	25	(93)	(153)	(93)	(153)

Other Operating Segments:
Energy	1,977	2,248	25	156	8	86
Automotive	385	428	7	4	7	4
Food Packaging	105	118	2	5	1	5
Real Estate	29	34	—	3	—	3
Home Fashion	44	46	—	1	—	1
Pharma	27	25	3	—	3	—
Other operating segments	2,567	2,899	37	169	19	99
Consolidated	$2,201	$2,559	$(486)	$(419)	$(331)	$(269)

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023

	(in millions)
Investment	$(383)	$(664)	$(470)	$(810)	$(280)	$(386)
Holding Company	50	47	(148)	(371)	(148)	(371)

Other Operating Segments:
Energy	3,856	4,542	103	403	57	218
Automotive	765	885	(2)	(9)	(2)	(9)
Food Packaging	204	229	4	12	3	11
Real Estate	47	57	(2)	3	(2)	3
Home Fashion	80	86	(1)	(1)	(1)	(1)
Pharma	52	46	4	(4)	4	(4)
Other operating segments	5,004	5,845	106	404	59	218
Consolidated	$4,671	$5,228	$(512)	$(777)	$(369)	$(539)

Investment

We invest our proprietary capital through various private investment funds (“Investment Funds”). As of June 30, 2024 and December 31, 2023, we had investments with a fair market value of approximately $2.9 billion and $3.2 billion, respectively in the Investment Funds. As of June 30, 2024 and December 31, 2023, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $1.9 billion and $2.1 billion, respectively.

Our Investment segment’s results of operations are reflected in net income in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of June 30, 2024.

For the three months ended June 30, 2024 and 2023, our Investment Funds’ returns were (8.1)% and (5.4)%, respectively. For the six months ended June 30, 2024 and 2023, our Investment Funds’ returns were (8.8)% and (9.3)%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses.

The following tables set forth the performance attribution and net income (loss) for the Investment Funds’ returns for the three and six months ended June 30, 2024 and 2023, respectively, and includes performance of all investment and derivative position types including the impact of the use of leverage through options, short sales, swaps, forwards and other derivative instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Long positions	(18.5)%	(3.2)%	(7.1)%	(1.8)%
Short positions	9.1%	(3.1)%	(4.2)%	(9.2)%
Other	1.3%	0.9%	2.5%	1.7%
	(8.1)%	(5.4)%	(8.8)%	(9.3)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Long positions	$(956)	$(307)	$(359)	$(190)
Short positions	461	(195)	(239)	(762)
Other	65	67	128	142
	$(430)	$(435)	$(470)	$(810)

Three Months Ended June 30, 2024 and 2023

For the three months ended June 30, 2024, the Investment Funds’ negative performance was primarily driven by net losses in long positions, which includes the impact of derivatives, offset in part by net gains in short positions. The negative performance of our Investment segment’s long positions was driven primarily by net losses from the healthcare and energy sectors of $861 million. The positive performance of our Investment segment’s short positions was driven by net gains in the energy sector of $485 million.

For the three months ended June 30, 2023, the Investment Funds’ negative performance was primarily driven by net losses in long positions. The negative performance of our Investment segment’s long positions was driven primarily by losses from one consumer, cyclical investment of $110 million, one healthcare sector investment of $104 million and the aggregate performance of long positions with net losses across various sectors of $93 million. The negative performance of our Investment segment’s short positions was driven by the negative performance of short broad market hedges of $253 million.

Six Months Ended June 30, 2024 and 2023

For the six months ended June 30, 2024, the Investment Funds’ negative performance was primarily driven by net losses in long and short positions. The negative performance of our Investment segment’s long positions was driven primarily by net losses from the healthcare and energy sectors of $482 million, offset in part by gains in the utilities sector of $134 million. The negative performance of our Investment segment’s short positions was driven primarily by net losses in broad market hedges of $163 million.

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

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 93% and 91% of our Energy segment’s net sales for the six months ended June 30, 2024 and 2023, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Net sales	$1,966	$2,237	$3,829	$4,523
Cost of goods sold	1,922	1,990	3,635	3,916
Gross margin	$44	$247	$194	$607

Three Months Ended June 30, 2024 and 2023

Net sales for our Energy segment decreased by $271 million (12%) for the three months ended June 30, 2024 as compared to the comparable prior year period due to a decrease in our petroleum business’ net sales, which decreased $221 million, as well as a decrease in our nitrogen fertilizer business’ net sales by $50 million over the comparable period. The decrease in the petroleum business’ net sales was due to lower refined product prices resulting from elevated inventory levels and reduced demand along with fewer sales as a result of the Wynnewood Refinery fire during the current period. The decrease in our nitrogen fertilizer business’ net sales was primarily due to a decrease in urea ammonium nitrate (“UAN”) and ammonia pricing conditions primarily due to lower natural gas prices in the current period.

Cost of goods sold for our Energy segment decreased by $68 million (3%) for the three months ended June 30, 2024 as compared to the comparable prior year period. The decrease was primarily due to declines in our petroleum business as a result of a decrease in net sales, offset in part by a decline in RFS expense of $51 million which includes a favorable RINs liability revaluation of $2 million and a favorable derivatives impact of $20 million in the current period compared to losses in the three months ended June 30, 2023. Gross margin for our Energy segment decreased by $203 million for the three months ended June 30, 2024 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 2% and 11% for the three months ended June 30, 2024 and 2023, respectively. The decrease in gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to lower refining margins driven by increased inventory levels and lower demand in the current year.

Six Months Ended June 30, 2024 and 2023

Net sales for our Energy segment decreased by $694 million (15%) for the six months ended June 30, 2024 as compared to the comparable prior year period due to a decrease in our petroleum business’ net sales, which decreased $546 million, as well as a decrease in our nitrogen fertilizer business’ net sales, which decreased $148 million over the comparable periods. The decrease in the petroleum business’ net sales was due to lower refined product prices resulting from elevated inventory levels and reduced demand along with fewer sales as a result of the Wynnewood Refinery fire during the current period. The decrease in our nitrogen fertilizer business’ net sales was primarily due to lower product sales prices attributable to natural gas prices reducing input costs and driving an overall decrease in the market prices.

Cost of goods sold for our Energy segment decreased by $281 million (7%) for the six months ended June 30, 2024 as compared to the comparable prior year period. The decrease was primarily due to declines in our petroleum business as a result of a decrease in net sales and lower derivative performance of $37 million, offset in part by a decline in RFS expense of $136 million which includes a favorable RINs liability revaluation of $37 million. Gross margin for our Energy segment decreased by $413 million for the six months ended June 30, 2024 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 5% and 13% for the six months ended June 30, 2024 and 2023, respectively. The decrease in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, which was primarily due to lower crack spreads and lower derivative performance, offset in part by favorable RINs liability revaluation.

Automotive

Our Automotive segment’s results of operations are generally driven by the demand for automotive service and maintenance, which is impacted by general economic factors, vehicle miles traveled, and the average age of vehicles on the road, among other factors.

Our Automotive segment has been in the process of a multi-year transformation plan. As part of this plan, during the year ended December 31, 2022, our Automotive segment completed the separation of certain of its Automotive Services and Aftermarket Parts businesses into two separate operating companies. In January 2023, Auto Plus filed a voluntary bankruptcy petition seeking relief under Chapter 11 of the Bankruptcy Code, which has reduced our Automotive segment’s assets, reduced the sales of our Automotive segment in the three and six months ended June 30, 2024 and prior periods, and will result in lower net sales from our Automotive segment in future periods. Our results of operations for the six months ended June 30, 2023 include the results of Auto Plus prior to its January 31, 2023 bankruptcy petition.

Our Automotive segment’s results include AEP PLC LLC (“AEP PLC”), which acquired $10 million in assets, mainly comprised of Aftermarket Parts inventory from the Auto Plus auction.

Our Automotive segment’s priorities include:

●	Positioning the Automotive Services broad offerings to take advantage of opportunities in the do-it-for-me market and vehicle fleets;
●	Strategic investment in brownfield and greenfield supplementing existing store footprints;
●	Investment in, and strategic review of, capital projects within Icahn Automotive’s owned and leased locations to increase leasing revenue, restructure lease liabilities, and reduce occupancy costs;
●	Optimization of Store and Distribution Center network while improving inventory and cost position;
●	Investment to improve the overall customer experience through process, facilities and automation;
●	Investment in employees with focus on training and career development; and
●	Business process improvements and sharing best practices through investments in people, technology, and our overall supply chain.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Net sales and other revenues from operations	$368	$412	$737	$853
Cost of goods sold and other expenses from operations	254	293	521	603
Gross margin	$114	$119	$216	$250

Three Months Ended June 30, 2024 and 2023

Net sales and other revenues from operations for our Automotive segment for the three months ended June 30, 2024 decreased by $44 million (11%) as compared to the comparable prior year period. The decrease was primarily attributable to a decrease in Automotive Services of $29 million (7%), mainly due to reduced consumer spending on automotive repairs and maintenance. The decrease in the Automotive segment’s net sales was also partially due to a decrease in Aftermarket Parts revenue of $15 million (75%), mainly due to the winding down of the Aftermarket Parts business.

Cost of goods sold and other expenses from operations for the three months ended June 30, 2024 decreased by $39 million (13%) as compared to the comparable prior year period. The decrease was primarily driven by cost reduction efforts and lower net sales mainly due to reduced consumer spending on automotive repairs and maintenance. Gross margin on net sales and other revenue from operations for the three months ended June 30, 2024 decreased by $5 million (4%) from the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 31% and 29% for the three months ended June 30, 2024 and 2023, respectively.

Six Months Ended June 30, 2024 and 2023

Net sales and other revenues from operations for our Automotive segment for the six months ended June 30, 2024 decreased by $116 million (14%) as compared to the comparable prior year period. The decrease was attributable to a decrease in Aftermarket Parts sales of $74 million (80%), mainly due to the deconsolidation of Auto Plus as of January 31, 2023. The decrease in the Automotive segment’s net sales was also partially due to a decrease in Automotive Services of $42 million (6%), mainly due to reduced consumer spending on automotive repairs and maintenance.

Cost of goods sold and other expenses from operations for the six months ended June 30, 2024 decreased by $82 million (14%) as compared to the comparable prior year period. The decrease was primarily driven by decreased aftermarket parts sales related to the deconsolidation of Auto Plus, in addition to cost reduction efforts and lower net sales mainly related to reduced consumer spending on automotive repairs and maintenance at our Automotive Services business. Gross margin on net sales and other revenue from operations for the six months ended June 30, 2024 decreased by $34 million (14%) from the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 29% and 29% for the six months ended June 30, 2024 and 2023, respectively.

Food Packaging

Our Food Packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Three Months Ended June 30, 2024 and 2023

Net sales for the three months ended June 30, 2024 decreased $12 million (10%) as compared to the comparable prior year period. The decrease was primarily due to a decrease of $7 million in price and product mix and lower volumes of $5 million. Cost of goods sold for the three months ended June 30, 2024 decreased $4 million (4%) compared to the comparable prior year period primarily due to effects of lower volume and corresponding lower absorption of manufacturing fixed costs. Gross margin as a percentage of net sales was 18% and 23% for the three months ended June 30, 2024 and 2023, respectively.

Six Months Ended June 30, 2024 and 2023

Net sales for the six months ended June 30, 2024 decreased $29 million (12%) as compared to the comparable prior year period. The decrease was primarily due to lower volumes of $17 million and a decrease of $12 million in price and product mix. Cost of goods sold for the six months ended June 30, 2024 decreased $15 million (8%) compared to the comparable prior year period primarily due to effects of lower volume and corresponding lower absorption of manufacturing fixed costs. Gross margin as a percentage of net sales was 19% and 23% for the six months ended June 30, 2024 and 2023, respectively.

Real Estate

Our Real Estate segment consists of investment properties which includes land, retail, office and industrial properties leased to corporate tenants, the development and sale of single-family homes, and the operations of a resort and two country clubs. Sales of single-family homes and investment properties are included in net sales in our consolidated statements of operations. Results from operations at investment properties and our country clubs are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for the three months ended June 30, 2024 and 2023 was primarily derived from country club and resort operations. Revenue from our real estate operations for the six months ended June 30, 2024 and 2023 was primarily derived from the sale of single-family homes and resort operations.

Three Months Ended June 30, 2024 and 2023

Net sales for the three months ended June 30, 2024 decreased by $3 million (23%) as compared to the comparable prior year period primarily due to the decrease in single-family home sales as inventory is almost sold out in one country club, while the second country club is ramping up its development with sales expected to commence at the end of 2024 to early 2025. Cost of goods sold for the three months ended June 30, 2024 decreased $1 million (13%) compared to the prior year period primarily due to the aforementioned decrease in single-family home sales. Gross margin as a percentage of net sales was 30% and 38% for the three months ended June 30, 2024 and 2023, respectively.

Other revenues from operations for the three months ended June 30, 2024 decreased by $1 million (5%) as compared to the comparable prior year period. Other expenses from operations for the three months ended June 30, 2024 were flat compared to the prior year period.

Six Months Ended June 30, 2024 and 2023

Net sales for the six months ended June 30, 2024 decreased by $9 million (45%) as compared to the comparable prior year period primarily due to a decrease in single-family home sales as inventory is almost sold out in one country club, while the second country club is ramping up its development with sales expected to commence at the end of 2024 to early 2025. Cost of goods sold for the six months ended June 30, 2024 decreased $6 million (43%) compared to the prior year period primarily due to decreased home sales. Gross margin as a percentage of net sales was 27% and 30% for the six months ended June 30, 2024 and 2023, respectively.

Other revenues from operations for the six months ended June 30, 2024 was flat as compared to the comparable prior year period. Other expenses from operations for the six months ended June 30, 2024 increased by $1 million (3%) compared to the prior year period.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended June 30, 2024 and 2023

Net sales for the three months ended June 30, 2024 decreased by $2 million (4%) as compared to the comparable prior year period mostly due to lower demand from our retail and international businesses. Cost of goods sold for the three months ended June 30, 2024 decreased by $2 million (6%) compared to the comparable prior year period mostly due to lower material costs and improved manufacturing efficiency. Gross margin as a percentage of net sales was 25% and 24% for the three months ended June 30, 2024 and 2023, respectively.

Six Months Ended June 30, 2024 and 2023

Net sales for the six months ended June 30, 2024 decreased $6 million (7%) as compared to the comparable prior year period mostly due to lower demand from our retail business. Cost of goods sold for the six months ended June 30, 2024 decreased by $7 million (10%) as compared to the comparable prior year period mostly due to lower material costs and improved manufacturing efficiency. Gross margin as a percentage of net sales was 25% and 22% for the six months ended June 30, 2024 and 2023, respectively.

Pharma

Our Pharma segment derives revenues primarily from the sale of its products directly to customers, wholesalers and pharmacies. Pursuant to previously announced settlement agreements, at the end of 2024 a competitor, and in the second half of 2025 a second competitor, will be permitted to launch competing generic products to the patent protected weight loss treatment sold within our Pharma segment in the United States, which we anticipate will cause a moderate reduction of prescription volume in the retail pharmacy market in the United States.

Three Months Ended June 30, 2024 and 2023

Net sales for the three months ended June 30, 2024 increased by $2 million (9%) as compared to the comparable prior year period primarily due to higher prescription growth resulting in increased sales. Cost of goods sold for the three months ended June 30, 2024 were flat compared to the comparable prior year period. Gross margin as a percentage of net sales was 44% and 39% for the three months ended June 30, 2024 and 2023, respectively.

Six Months Ended June 30, 2024 and 2023

Net sales for the six months ended June 30, 2024 increased by $6 million (14%) compared to the comparable prior year period primarily due to higher prescription growth resulting in increased sales. Cost of goods sold for the six months ended June 30, 2024 increased $2 million (8%) compared to the prior year period due to increased sales. Gross margin as a percentage of net sales was 43% and 40% for the six months ended June 30, 2024 and 2023, respectively.

Holding Company

Our Holding Company’s results of operations primarily reflect the loss on deconsolidation of one of its subsidiaries, credit loss on its related party note receivable, and interest expense on its senior unsecured notes for each of the three and six months ended June 30, 2024 and 2023.

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

Other Consolidated Results of Operations

Selling, General and Administrative

Three Months Ended June 30, 2024 and 2023

Our consolidated selling, general and administrative costs during the three months ended June 30, 2024 decreased by $32 million (15%) as compared to the comparable prior year period primarily due to lower expenses of our Automotive segment of $15 million mainly related to lower marketing expenses in the current period.

Six Months Ended June 30, 2024 and 2023

Our consolidated selling, general and administrative costs during the six months ended June 30, 2024 decreased by $68 million (15%) as compared to the comparable prior year period primarily due to lower expenses of our Automotive segment mainly related to the deconsolidation of Auto Plus, which included $28 million in the six months ended June 30, 2023.

Interest Expense

Three Months Ended June 30, 2024 and 2023

Our consolidated interest expense during the three months ended June 30, 2024 decreased by $8 million (6%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense for our

Investment segment of $19 million attributable to changes in short exposure composition. The decrease was offset in part by higher interest expense in our Holding Company segment of $7 million mainly due to the refinancing of bonds at higher rates than the comparable prior year period.

Six Months Ended June 30, 2024 and 2023

Our consolidated interest expense during the six months ended June 30, 2024 decreased by $14 million (5%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense for our Investment segment of $39 million attributable to changes in short exposure. The decrease was offset in part by higher interest expense in our Energy segment of $14 million, mainly due to the refinancing of bonds at higher interest rates than the comparative period.

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

As of June 30, 2024, our Holding Company had cash and cash equivalents of approximately $1.5 billion and total debt of approximately $4.9 billion. As of June 30, 2024, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $2.9 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity,” including under “Investment Funds Distributions and Redemptions,” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

Holding Company outstanding senior unsecured notes consist of the following:

	June 30,	December 31,
	2024	2023

	(in millions)
6.375% senior unsecured notes due 2025	—	750
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,455	1,455
4.375% senior unsecured notes due 2029	750	750
9.750% senior unsecured notes due 2029	700	700
9.000% senior unsecured notes due 2030	750	—
	4,905	4,905
Less: Unamortized discounts, premiums, and debt issuance costs	(5)	(1)
Less: Notes held in treasury (1)	(40)	(57)
Total Debt	$4,860	$4,847
(1)	At June 30, 2024, total debt is net of notes held in treasury of $40 million aggregate principal amount of our 4.375% senior unsecured notes due 2029. At December 31, 2023, total debt is net of shares held in treasury of $12 million aggregate principal amount of our 6.25% senior unsecured notes due 2026, $5 million aggregate principal amount of our 5.25% senior unsecured notes due 2027, and $ 40 million aggregate principal amount of our 4.375% senior unsecured notes due 2029.

Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of senior unsecured notes is payable semi-annually.

In May 2024, the Issuers issued $750 million in aggregate principal amount of 9.000% senior unsecured notes due 2030. The net proceeds from such issuance were used to redeem the remaining outstanding 6.375% senior unsecured notes due 2025 in full on June 13, 2024.

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

The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. During the second quarter, the 6.375% senior notes due 2026 became callable without a premium. Additionally, each of the 5.250% seniors notes due 2027, the 4.375% senior notes due 2029 and the 9.000% senior notes due 2030 are subject to optional redemption premiums in the event we redeem any of these notes prior to six months before maturity. The 9.750% senior notes due 2029 are subject to optional redemption premiums in the event we redeem these notes prior to three months before maturity.

As of June 30, 2024 and December 31, 2023, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of June 30, 2024, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

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

At-The-Market Offerings

During the three months ended June 30, 2024, we sold 2,798,377 depositary units pursuant to the Open Market Sale Agreement, resulting in gross proceeds of $49 million. During the six months ended June 30, 2024, we sold 5,573,986 depositary units pursuant to the Open Market Sale Agreement, resulting in gross proceeds of $99 million. We continue to have an Open Market Sale Agreement and Icahn Enterprises may sell its depositary units for up to an additional $51 million in aggregate gross sale proceeds pursuant to this agreement. No assurance can be made that any or all amounts will be sold during the term of the agreement, and we have no obligation to sell additional depositary units under the Open Market Sale Agreement. Depending on market conditions, we may continue to sell depositary units under the Open Market Sale Agreement, and, if appropriate, enter into a new Open Market Sale Agreement to continue our At-The-Market sales program. Our ability to access remaining capital under our At-The-Market program may be limited by market conditions at the time of any future potential sale. While we were able to sell depositary units during the six months ended June 30, 2024, there can be no assurance that any future capital will be available on acceptable terms or at all under this program.

LP Unit Distributions

During the six months ended June 30, 2024, Icahn Enterprises declared two quarterly distributions, each distribution in the amount of $1.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $203 million, of which $115 million was distributed to Mr. Icahn and his affiliates.

On August 5, 2024, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $1.00 per depositary unit, which will be paid on or about September 25, 2024 to depositary unitholders of record at the close of business on August 9, 2024. Depositary unitholders will have until September 13, 2024 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending September 20, 2024. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Repurchase Authorization

On May 9, 2023, the Board of Directors of Icahn Enterprises GP, the Company’s General Partner, approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”). The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. As of June 30, 2024, the Company has not repurchased any of the Company’s depositary units and the Company has repurchased $92 million worth of senior unsecured notes in aggregate under the Repurchase Program. See “Debt Repurchases and Sales” above.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of June 30, 2024, the Investment Funds had a net short notional exposure of 16%. The Investment Funds’ long exposure was 83% (82% long equity and 1% long credit) and its short exposure was 99% (85% short equity, 10% short credit and 4% short commodity). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at June 30, 2024.

Of the Investment Funds’ 83% long exposure, 46% was comprised of the fair value of its long positions and 37% was comprised mostly of single name equity forward and swap contracts. Of the Investment Funds’ 99% short exposure, 44% was comprised of the fair value of its short positions (with certain adjustments) and 55% was comprised mostly of short broad market index swap derivative contracts, short credit default swap contracts and short commodity contracts.

With respect to both our long positions that are not notionalized (46% long exposure) and our short positions that are not notionalized (44% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other long positions (37% long exposure) and short positions (55% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Investment Funds Distributions and Redemptions

Mr. Icahn and his affiliates (excluding us and Brett Icahn) made no redemptions from the Investment Funds during the six months ended June 30, 2024, and redeemed $1.5 billion from his personal interests in the Investment Funds included in the Investment segment in the six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, the total fair market value of investments in the Investment Funds owned by the Company was approximately $2.9 billion and $3.2 billion, respectively, representing approximately 60% of the Investment Funds’ assets under management as of each respective date.

In July 2024, the Investment Funds issued a pro-rata distribution of $650 million in cash, including $256 million to Mr. Icahn and his affiliates (excluding us and Brett Icahn) and $394 million to the Holding Company. Also in July 2024, Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $250 million from his personal interests in the Investment Funds included in the Investment segment.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	June 30,	December 31,
	2024	2023

	(in millions)
Energy	$586	$1,179
Automotive	89	104
Food Packaging	5	8
Real Estate	26	22
Home Fashion	4	5
Pharma	30	26
	$740	$1,344

Segment Borrowings and Availability

Segment debt consists of the following:

	June 30,	December 31,
	2024	2023

	(in millions)
Energy	$1,584	$2,185
Automotive	27	33
Food Packaging	139	133
Real Estate	1	1
Home Fashion	14	8
	$1,765	$2,360

Energy

In February 2024, CVR Energy redeemed all of its $600 million in aggregate principal amount of 5.25% senior unsecured notes due 2025. As a result of this transaction, CVR Energy recognized a $1 million loss on extinguishment of debt for the six months ended June 30, 2024.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of June 30, 2024, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

June 30,
2024
(in millions)
Energy	$301
Food Packaging	25
Home Fashion	4
$330

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Net Cash Used In			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

	(in millions)
Holding Company	$(69)	$52	$(97)	$(108)	$37	$30
Investment	447	—	(5)	1,411	—	(1,462)

Other Operating Segments:
Energy	258	(129)	(729)	614	(130)	(243)
Automotive	(17)	(25)	25	42	(21)	5
Food Packaging	(1)	(5)	6	17	(7)	(12)
Real Estate	17	(9)	(5)	14	2	3
Home Fashion	(11)	(4)	14	(4)	(1)	5
Pharma	18	1	(15)	8	—	—
Other operating segments	264	(171)	(704)	691	(157)	(242)
Total before eliminations	642	(119)	(806)	1,994	(120)	(1,674)
Eliminations	—	(48)	48	—	(53)	53
Consolidated	$642	$(167)	$(758)	$1,994	$(173)	$(1,621)

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

Holding Company

	Six Months Ended June 30,
	2024	2023

Operating Activities:
Cash payments for interest on senior unsecured notes	$(116)	$(144)
Interest and dividend income	50	44
Net cash receipts for income taxes, net of payments	(2)	(2)
Operating transactions with subsidiaries	17	—
Operating costs and other	(18)	(6)
	$(69)	$(108)
Investing Activities:
Cash from operating segments	105	76
Cash to operating segments	(57)	(23)
Related party note receivable disbursements and repayments, net	4	(18)
Other investing activities, net	—	2
	$52	$37
Financing Activities:
Partnership contributions	$100	$185
Partnership distributions	(207)	(155)
Proceeds from Holding Company senior unsecured notes	766	—
Repayments and repurchases of Holding Company senior unsecured notes	(750)	—
Payments to acquire additional interests in subsidiaries	(1)	—
Other financing activities, net	(5)	—
	$(97)	$30
Increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$(114)	$(41)

The decrease in interest payments for the six months ended June 30, 2024 over the comparable period is primarily due to the redemption of $1.1 billion aggregate principal amount of our 4.750% senior unsecured notes due in 2024 in December 2023, on which we paid interest of $26 million in the six months ended June 30, 2023.

Operating transactions with subsidiaries includes the reimbursement of operating expenses to our Investment segment based on an expense-sharing agreement.

Cash from operating segments is made up of dividends, distributions, and repayments of intercompany loans that are eliminated in consolidation. During the six months ended June 30, 2024, this includes cash dividends received from our Energy segment of $67 million, cash distributions received from our Real Estate segment of $16 million, cash distributions from our Automotive segment of $6 million and Investment segment of $1 million, and repayments of intercompany loans from our Pharma segment of $15 million. During the six months ended June 30, 2023, this includes cash dividends received from our Energy segment of $71 million and cash distributions from our Real Estate segment of $5 million.

Cash to operating segments is made up of intercompany loans and contributions to operating segments that are eliminated in consolidation. During the six months ended June 30, 2024, changes in cash to operating segments was mainly attributable to cash paid to our Automotive segment of $37 million, Real Estate segment of $11 million and Home Fashion segment of $9 million. During the six months ended June 30, 2023, this includes cash paid to our Automotive segment of $10 million, Real Estate segment of $8 million and our Home Fashion segment of $5 million.

Partnership contributions represent sales in connection with our At-The-Market offerings pursuant to our Open Market Sale Agreements, as discussed above.

Subsidiary Dividends

During the six months ended June 30, 2024, we received $67 million in dividends from our Energy segment. Subsequent to June 30, 2024, our Energy segment declared a cash dividend of $0.50 per share, which is payable August 19, 2024 to shareholders of record as of August 12, 2024. Our portion of the dividend is estimated to be approximately $33 million in cash.

 Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Our Investment segment’s cash flows used in financing activities for the six months ended June 30, 2024 was mainly attributable to Brett Icahn’s net redemptions from the Investment Funds of $4 million. Our Investment segment’s cash flows used in financing activities for the six months ended June 30, 2023 was mainly attributable to redemptions paid to Mr. Icahn and his affiliates (excluding us and Brett Icahn) of $1.5 billion and Brett Icahn’s net redemptions of $8 million, respectively.

Other Operating Segments

	Six Months Ended June 30,
	2024	2023

Operating Activities:
Net cash flow from operating activities before changes in operating assets and liabilities	$323	$669
Changes in operating assets and liabilities	(59)	22
	$264	$691
Investing Activities:
Capital expenditures	$(134)	$(131)
Turnaround expenditures	(44)	(50)
Acquisition of businesses, net of cash acquired	(2)	—
Proceeds from sale of assets	4	—
Return of equity method investment	4	20
Other	1	4
	$(171)	$(157)
Financing Activities:
Proceeds from other borrowings	$17	$32
Repayments of other borrowings	(612)	(48)
Dividends and distributions to non-controlling interests	(58)	(170)
Cash from Holding Company	57	23
Cash to Holding Company	(104)	(76)
Other	(4)	(3)
	$(704)	$(242)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(3)	—
Decrease (increase) in cash and cash equivalents and restricted cash and restricted cash equivalents	$(614)	$292

Our other operating segments’ cash flows from operating activities before changes in operating assets and liabilities were primarily attributable to the results of our Energy segment during both periods. The change in cash flows from operating activities for the six months ended June 30, 2024 as compared to the comparable prior year was primarily due to a decrease in the operating results of our Energy segment primarily associated with a decrease in our petroleum business’ net sales.

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

Cash from Holding Company is made up of intercompany loans and contributions between our Holding Company and subsidiaries that are eliminated in consolidation. During the six months ended June 30, 2024, the changes in cash from Holding Company were mainly attributable to cash paid to our Automotive segment of $37 million, Real Estate segment of $11 million and our Home Fashion segment of $9 million. During the six months ended June 30, 2023, this included cash paid to our Automotive segment of $10 million, Real Estate segment of $8 million and our Home Fashion segment of $5 million.

Cash to Holding Company is made up of dividends, distributions and intercompany loans that are eliminated in consolidation. During the six months ended June 30, 2024, this includes cash dividends paid from our Energy segment of $67 million, cash distributions from our Real Estate segment of $16 million, cash distributions from our Automotive segment of $6 million, and repayments of intercompany loans from our Pharma segment of $15 million. During the six months ended June 30, 2023, this includes cash dividends from our Energy segment of $71 million and cash distributions from our Real Estate segment of $5 million.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of June 30, 2024, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $220 million, $213 million and $606 million, respectively. However, as of June 30, 2024, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an interest of approximately 60% in the Investment Funds.

Item 4. Controls and Procedures

As of June 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below, there were no material changes to our risk factors during the six months ended June 30, 2024 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

Our general partner, and its control person, has significant influence over us, and sales by our controlling unitholder pursuant to a margin call or otherwise could cause our unit price or the value of our assets in the Investment Funds to decline or otherwise impact our liquidity.

Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises, and approximately 85% of Icahn Enterprises’ outstanding depositary units as of June 30, 2024, and, as a result, has the ability to influence many aspects of our operations and affairs.

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

In addition, in past years through the present, Mr. Icahn from time to time has had and currently has borrowings from lenders and has pledged assets he owns personally, directly or through his affiliates, to secure these loans, which pledged assets include Icahn Enterprises depositary units and interests in the Investment Funds. The number of depositary units and the amount of interests in the Investment Funds owned personally by Mr. Icahn, directly or through his affiliates, pledged to secure these loans has been substantial and has fluctuated over time as a result of the amount of outstanding principal amount of the loans, the market price of the depositary units, the value of the Investment Fund interests, and other factors. As of July 2, 2024, Mr. Icahn and his affiliates have pledged 406,313,986 depositary units and approximately $981 million of interests in the Investment Funds. Neither Icahn Enterprises nor any of its subsidiaries are party to these loans. Mr. Icahn amended and restated his loan agreements in July of 2023 (as amended and restated, the “Loan Agreement”), extending the maturity of certain of the previous loans, amending certain covenants, and providing for a principal payment of $500 million that was made prior to September 1, 2023, quarterly principal payments of $87.5 million beginning in September 2024, and a final principal payment of $2.6 billion at the end of the term. On July 2, 2024, Mr. Icahn and his affiliates entered into Amendment No. 1 to the Loan Agreement (“Amendment No. 1”). Among other changes, Amendment No. 1 extended the maturity of the Loan Agreement to July 2027 and correspondingly extended the payment due dates under the Loan Agreement, amended certain covenants, provided for a principal payment of approximately $453 million in connection with the execution of Amendment No. 1, and provided for additional quarterly principal payments of $87.5 million during the additional term of the Loan Agreement. In addition, Amendment No. 1 provides for the pledging by Mr. Icahn of (i) depositary units of IEP owned by Mr. Icahn, (ii) interests owned by Mr. Icahn in the Investment Funds, and (iii) certain other collateral unrelated to IEP or the Investment Funds. The terms of the Loan Agreement require that distributions paid upon, or proceeds from sales of, pledged depositary units be used to prepay the loans or be pledged as additional collateral. Pursuant to the terms of the Loan Agreement, a margin call may only be triggered in the event that the loan-to-value ratio set forth in the Loan Agreement is not maintained.

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

Mr. Icahn may sell depositary units or make withdrawals from the Investment Funds in order to satisfy payment obligations under the Loan Agreements. Mr. Icahn has made withdrawals from the Investment Funds in recent months, including in connection with the principal payment made in connection with Amendment No. 1 to the Loan Agreements, and may make additional withdrawals in the future, in order to repay a portion of his loans and for other purposes. In the event Mr. Icahn makes withdrawal requests from the Investment Funds, the Investment Funds may satisfy such withdrawal requests with cash or cash equivalents on hand, proceeds from sales of assets held by the Investment Funds or capital contributions from the Company, which could adversely affect the value of the assets held by the Investment Funds as well as the liquidity available to the Company.

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

Our Investment segment’s revenue depends on the investments made by the Investment Funds. There are numerous and significant risks associated with these investments, certain of which are described in this risk factor and in other risk factors set forth herein and in our Annual Report on Form 10-K and other filings with the SEC.

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

At any given time, the Investment Funds’ assets may become highly concentrated within a particular company, industry, asset category, trading style or financial or economic market, and the level of concentration can be increased through the use of swaps or other derivative instruments. In that event, the Investment Funds’ investment portfolio will be more susceptible to fluctuations in value resulting from adverse events, developments or economic conditions affecting the performance of that particular company, industry, asset category, trading style or economic market than a less concentrated portfolio would be. As a result, the Investment Funds’ investment portfolio’s aggregate returns may be volatile and may be affected substantially by the performance of only one or a few holdings.

Typically, our top holdings in the Investment Funds represent a significant percentage of our assets under management for the Investment Segment. Therefore, a significant decline in the fair market values of our larger positions may have a material adverse impact on our consolidated financial position, results of operations or cash flows and the trading price of our depositary units. Certain of the companies in our Investment Funds file annual, quarterly and current reports with the SEC, which are publicly available, and contain additional risk factors with respect to such companies.

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

The prices of financial instruments in which the Investment Funds may invest can be highly volatile. Price movements of forward and other derivative contracts in which the Investment Funds’ assets may be invested are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies. Pursuant to the terms of our swap and other derivative agreements, certain events, including a voluntary or involuntary bankruptcy filing involving the company issuing the securities referenced by such agreements or a delisting of such referenced securities, could give our derivative counterparties termination rights that would result in the closing of our swap positions and the realization of any and all losses, even if the referenced securities are not extinguished and thereafter appreciate in value. The Investment Funds are subject to the risk of failure of any of the exchanges on which their positions trade or of their clearinghouses.

The use of leverage in investments by the Investment Funds may pose a significant degree of risk and may enhance the possibility of significant loss in the value of the investments in the Investment Funds.

The Investment Funds may leverage their capital if their general partners believe that the use of leverage may enable the Investment Funds to achieve a higher rate of return. Accordingly, the Investment Funds may pledge their securities in order to borrow additional funds for investment purposes. The Investment Funds may also leverage their investment return with options, short sales, swaps, forwards and other derivative instruments. The amount of borrowings that the Investment Funds may have outstanding at any time may be substantial in relation to their capital. While leverage may present opportunities for increasing the Investment Funds’ total return, leverage may increase losses as well. Accordingly, any event that adversely affects the value of an investment by the Investment Funds would be magnified to the extent such fund is leveraged, and the value of derivatives or other instruments used to provide leverage may not always be correlated to the value of the reference equity security, which could lead to increased losses in circumstances when the value of the reference security remains higher than that of the derivative. The cumulative effect of the use of leverage by the Investment Funds in a market that moves adversely to the Investment Funds’ investments could result in a substantial loss to the Investment Funds that would be greater than if the Investment Funds were not leveraged. There is no assurance that leverage will be available on acceptable terms, if at all.

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
4.1

Indenture, dated May 28, 2024, among Icahn Enterprises L.P., Icahn Enterprises Finance Corp., Icahn Enterprises Holdings L.P., as guarantor, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 28, 2024).

10.1

Registration Rights Agreement, dated May 28, 2024, among Icahn Enterprises L.P., Icahn Enterprises Finance Corp., Icahn Enterprises Holdings L.P. and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Icahn Enterprises L.P. on May 28, 2024).

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

Date: August 7, 2024