Form 10-Q
period 2024-09-30
ICAHN ENTERPRISES L.P.
filed 2024-11-08
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 8, 2024, there were 504,003,429 of Icahn Enterprises’ depositary units outstanding.

i

ICAHN ENTERPRISES L.P.

i

FORWARD-LOOKING STATEMENTS

This Report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by the Private Securities Litigation Reform Act. All statements included in this Report, other than statements that relate solely to historical fact, are “forward-looking statements.” Such statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events, or any statement that may relate to strategies, plans or objectives for, or potential results of, future operations, financial results, financial condition, business prospects, growth strategy or liquidity, market conditions, and IEP’s potential tender offer for CVI, and are based upon management’s current plans and beliefs or current estimates of future results or trends. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact.

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; the impacts from the Russia/Ukraine conflict and ongoing conflict in the Middle East, including economic volatility and the impacts of export controls and other economic sanctions; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest, including the impact of the use of leverage through options, short sales, swaps, forwards and other derivative instruments; declines in the fair value of our investments, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended, or be taxed as a corporation; risks relating to short sellers and associated litigation and regulatory inquires; risks related to our general partner and controlling unitholder; pledges of our units by our controlling unitholder; risks related to our energy business, including the volatility and availability of crude oil, other feed stocks and refined products, declines in global demand for crude oil, refined products and liquid transportation fuels, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; volatile commodity pricing and higher industry utilization and oversupply risks relating to potential strategic transactions involving our Energy segment; risks related to our automotive activities and exposure to adverse conditions in the automotive industry, including as a result of the Chapter 11 filing of our automotive parts subsidiary; risks related to our food packaging activities, including competition from better capitalized competitors, inability of our suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; supply chain issues; inflation, including increased costs of raw materials and shipping; labor shortages and workforce availability; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; risks related to our home fashion operations, including changes in the availability and price of raw materials, manufacturing disruptions, and changes in transportation costs and delivery times. These risks and uncertainties also include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2023. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2024	2023

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$2,294	$2,951
Cash held at consolidated affiliated partnerships and restricted cash	2,440	2,995
Investments	2,585	3,012
Due from brokers	2,976	4,367
Accounts receivable, net	476	485
Related party notes receivable, net	7	11
Inventories, net	883	1,047
Property, plant and equipment, net	3,865	3,969
Deferred tax asset	168	184
Derivative assets, net	43	64
Goodwill	289	288
Intangible assets, net	423	466
Other assets	994	1,019
Total Assets	$17,443	$20,858
LIABILITIES AND EQUITY
Accounts payable	$679	$830
Accrued expenses and other liabilities	1,660	1,596
Deferred tax liabilities	369	399
Derivative liabilities, net	685	979
Securities sold, not yet purchased, at fair value	2,679	3,473
Due to brokers	97	301
Debt	6,447	7,207
Total liabilities	12,616	14,785

Commitments and contingencies (Note 18)

Equity:
Limited partners: Depositary units: 504,003,429 units issued and outstanding at September 30, 2024 and 429,033,241 units issued and outstanding at December 31, 2023	3,417	3,969
General partner	(772)	(761)
Equity attributable to Icahn Enterprises	2,645	3,208
Equity attributable to non-controlling interests	2,182	2,865
Total equity	4,827	6,073
Total Liabilities and Equity	$17,443	$20,858

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions, except per unit amounts)
Revenues:
Net sales	$2,221	$2,991	$6,827	$8,433
Other revenues from operations	192	203	566	588
Net gain (loss) from investment activities	257	(332)	(318)	(1,275)
Interest and dividend income	115	143	380	481
(Loss) gain on disposition of assets, net	(1)	2	(6)	5
Other income, net	7	3	13	6
	2,791	3,010	7,462	8,238
Expenses:
Cost of goods sold	2,223	2,377	6,414	6,947
Other expenses from operations	155	165	462	483
Dividend expense	14	21	47	68
Selling, general and administrative	202	209	578	653
Restructuring, net	—	1	1	1
Credit loss on related party note receivable	—	23	—	139
Loss on deconsolidation of subsidiary	—	—	—	246
Interest expense	130	148	394	426
	2,724	2,944	7,896	8,963
Income (loss) before income tax expense	67	66	(434)	(725)
Income tax benefit (expense)	13	(96)	2	(82)
Net income (loss)	80	(30)	(432)	(807)
Less: net income (loss) attributable to non-controlling interests	58	(24)	(85)	(262)
Net income (loss) attributable to Icahn Enterprises	$22	$(6)	$(347)	$(545)

Net income (loss) attributable to Icahn Enterprises allocated to:
Limited partners	$22	$(6)	$(340)	$(534)
General partner	—	—	(7)	(11)
	$22	$(6)	$(347)	$(545)

Basic and Diluted income (loss) per LP unit	$0.05	$(0.01)	$(0.75)	$(1.47)
Basic and Diluted weighted average LP units outstanding	477	394	452	364
Distributions declared per LP unit	$1.00	$1.00	$3.00	$5.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Net income (loss)	$80	$(30)	$(432)	$(807)
Other comprehensive income (loss), net of tax:
Translation adjustments	6	(5)	—	—
Post-retirement benefits and other	—	(1)	—	1
Other comprehensive income (loss), net of tax	6	(6)	—	1
Comprehensive income (loss) attributable to Icahn Enterprises	86	(36)	(432)	(806)
Less: Comprehensive income (loss) attributable to non-controlling interests	58	(24)	(85)	(262)
Comprehensive income (loss) attributable to Icahn Enterprises	$28	$(12)	$(347)	$(544)

Comprehensive income (loss) attributable to Icahn Enterprises allocated to:
Limited partners	$27	$(12)	$(340)	$(534)
General partner	1	—	(7)	(10)
	$28	$(12)	$(347)	$(544)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2023	$(761)	$3,969	$3,208	$2,865	$6,073
Net (loss) income	(1)	(37)	(38)	12	(26)
Other comprehensive loss	—	(2)	(2)	—	(2)
Partnership distributions payable	(9)	(430)	(439)	—	(439)
Partnership contributions	1	50	51	—	51
Investment segment distributions to non-controlling interests	—	—	—	(5)	(5)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(28)	(28)
Changes in subsidiary equity and other	1	—	1	—	1
Balance, March 31, 2024	$(769)	$3,550	$2,781	$2,844	$5,625
Net loss	(6)	(325)	(331)	(155)	(486)
Other comprehensive loss	—	(3)	(3)	(1)	(4)
Partnership distributions payable reversal	9	430	439	—	439
Partnership distributions	(4)	(203)	(207)	—	(207)
Partnership contributions	1	48	49	—	49
Investment segment contributions from non-controlling interests	—	—	—	1	1
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(30)	(30)
Changes in subsidiary equity and other	(1)	—	(1)	—	(1)
Balance, June 30, 2024	(770)	3,497	2,727	2,659	5,386
Net income	—	22	22	58	80
Other comprehensive income	—	5	5	1	6
Partnership distributions	(2)	(111)	(113)	—	(113)
Partnership contributions	—	4	4	—	4
Investment segment distributions to non-controlling interests	—	—	—	(506)	(506)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(30)	(30)
Balance, September 30, 2024	$(772)	$3,417	$2,645	$2,182	$4,827

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2022	$(747)	$4,647	$3,900	$5,658	$9,558
Net loss	(5)	(265)	(270)	(88)	(358)
Other comprehensive income	—	4	4	—	4
Partnership distributions payable	(15)	(709)	(724)	—	(724)
Partnership contributions	4	175	179	—	179
Investment segment distributions to non-controlling interests	—	—	—	(80)	(80)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(85)	(85)
Changes in subsidiary equity and other	—	2	2	—	2
Balance, March 31, 2023	$(763)	$3,854	$3,091	$5,405	$8,496
Net loss	(6)	(263)	(269)	(150)	(419)
Other comprehensive income	—	3	3	—	3
Partnership distributions payable reversal	15	709	724	—	724
Partnership distributions	(3)	(152)	(155)	—	(155)
Investment segment distributions to non-controlling interests	—	—	—	(1,380)	(1,380)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(84)	(84)
Changes in subsidiary equity and other	—	2	2	—	2
Balance, June 30, 2023	(757)	4,153	3,396	3,791	7,187
Net loss	—	(6)	(6)	(24)	(30)
Other comprehensive loss	—	(6)	(6)	—	(6)
Partnership distributions	(1)	(38)	(39)	—	(39)
Investment segment distributions to non-controlling interests	—	—	—	(571)	(571)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(72)	(72)
Changes in subsidiary equity and other	2	106	108	51	159
Balance, September 30, 2023	$(756)	$4,209	$3,453	$3,175	$6,628

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023

	(in millions)
Cash flows from operating activities:
Net loss	$(432)	$(807)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from securities transactions	205	538
Purchases of securities	(1,812)	(634)
Proceeds from sales of securities	1,260	3,905
Payments to cover securities sold, not yet purchased	(1,022)	(3,919)
Proceeds from securities sold, not yet purchased	997	951
Changes in receivables and payables relating to securities transactions	1,190	2,094
Changes in derivative assets and liabilities	(273)	802
Loss (gain) on disposition of assets, net	6	(5)
Depreciation and amortization	382	384
Loss on deconsolidation of subsidiary	—	246
Credit loss expense	—	139
Deferred taxes	(12)	(76)
Other, net	13	16
Changes in other operating assets and liabilities	86	(13)
Net cash provided by operating activities	588	3,621
Cash flows from investing activities:
Capital expenditures	(192)	(201)
Turnaround expenditures	(46)	(53)
Acquisition of businesses, net of cash acquired	(2)	—
Proceeds from disposition of businesses and assets	4	4
Return of equity method investment	5	20
Proceeds from sales of investments	—	158
Other, net	5	(9)
Net cash used in investing activities	(226)	(81)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	1	—
Investment segment distributions to non-controlling interests	(511)	(2,033)
Partnership contributions	104	185
Partnership distributions	(320)	(194)
Purchase of additional interests in consolidated subsidiaries	(1)	—
Dividends and distributions to non-controlling interests in subsidiaries	(88)	(241)
Proceeds from Holding Company senior unsecured notes	766	—
Repayments of Holding Company senior unsecured notes	(750)	—
Repurchase of Holding Company senior unsecured notes	(168)	—
Proceeds from subsidiary borrowings	22	36
Repayments of subsidiary borrowings	(617)	(63)
Other, net	(11)	(4)
Net cash used in financing activities	(1,573)	(2,314)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(1)	—
Net (decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	(1,212)	1,226
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	5,946	4,886
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$4,734	$6,112

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2024, representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 86% of our outstanding depositary units as of September 30, 2024.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $2.7 billion and $3.2 billion as of September 30, 2024 and December 31, 2023, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”). CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing businesses as well as in the nitrogen fertilizer manufacturing businesses through its holdings in CVR Partners, LP, a publicly traded limited partnership (“CVR Partners”). CVR Energy is an independent petroleum refiner in that it does not have crude oil exploration or production operations and is a marketer of high value transportation fuels primarily in the form of gasoline and diesel fuels, as well as renewable diesel. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate and ammonia. CVR Energy holds 100% of the general partner interest and approximately 37% of the outstanding common units of CVR Partners as of September 30, 2024. As of September 30, 2024, we owned approximately 66% of the total outstanding common stock of CVR Energy.

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

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. As of September 30, 2024, we owned approximately 91% of the total outstanding common stock of Viskase.

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

During 2023, we established a captive insurance program to supplement the insurance coverage of the officers, directors, employees and agents of the Company, its subsidiaries and our general partner, in addition to our established commercial insurance program. We hold assets in a protected cell, which we are the primary beneficiary of, and therefore consolidate the protected cell. At September 30, 2024, total assets related to the protected cell were $107 million, and included in restricted cash in the condensed consolidated balance sheet.

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of September 30, 2024 was approximately $6.4 billion and $6.3 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2023 was approximately $7.2 billion and $6.9 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $808 million and $1,068 million as of September 30, 2024 and December 31, 2023, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of the Investment segment or Icahn Enterprises.

Our restricted cash balance was $1,632 million and $1,927 million as of September 30, 2024 and December 31, 2023, respectively. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions and cash held related to our captive insurance program.

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

Energy

Our Energy segment’s deferred revenue is a contract liability that relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and revenue is recognized at the point in time in which the customer obtains control of the product. As of September 30, 2024, our Energy segment had $9 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize $1 million of these performance obligations as revenue by the end of 2024, $4 million during 2025, an additional $3 million in 2026, and the remaining balance in 2027.

In addition, deferred revenue includes agreements entered into with third-party investors that has allowed our Energy segment to monetize certain tax credits available under Section 45Q of the Internal Revenue Code (the “45Q Transaction”). Our Energy segment had deferred revenue of $68 million and $49 million as of September 30, 2024 and December 31, 2023, respectively. For the nine months ended September 30, 2024 and 2023, our Energy segment recorded revenue of $14 million and $46 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

Automotive

Our Automotive segment had deferred revenue with respect to extended warranty plans of $39 million and $45 million as of September 30, 2024 and December 31, 2023, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For the nine months ended September 30, 2024 and 2023, our Automotive segment recorded deferred revenue of $17 million and $15 million, respectively, outstanding as of the beginning of each period.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which includes requirements for more robust disclosures of significant segment expenses and measures of a segment’s profit and loss used in assessing performance. This standard is effective for the Company’s annual period beginning January 1, 2024 and interim periods beginning January 1, 2025, with early adoptions permitted. While we continue to evaluate the effects of adopting this new accounting guidance, we currently expect additional disclosure will be included for its annual and interim reporting periods beginning December 31, 2024.

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

As a result of the filing of the Chapter 11 Cases, the Company determined that it no longer controls Auto Plus under the criteria set out in FASB ASC Topic 810, “Consolidation” and deconsolidated its investment effective January 31, 2023. In order to deconsolidate Auto Plus, we removed the carrying values of the assets and liabilities of Auto Plus as of January 31, 2023 and recorded our investment in Auto Plus at zero resulting in a non-cash charge of $246 million during the nine months ended September 30, 2023.

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

Investment Funds

As of September 30, 2024 and December 31, 2023, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $1.5 billion and $2.1 billion, respectively, representing approximately 35% and 39% of the Investment Funds’ assets under management as of each respective date. In July 2024, the Investment Funds issued a pro-rata distribution of $650 million in cash, including $256 million to Mr. Icahn and his affiliates (excluding us and Brett Icahn) and $394 million to the Holding Company. In addition, Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $250 million from his personal interests in the Investment Funds during the nine months ended September 30, 2024, and redeemed $2.0 billion in the nine months ended September 30, 2023.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the nine months ended September 30, 2024 and 2023, $14 million and $10 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

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

For the eight months from the date of deconsolidation of January 31, 2023 through September 30, 2023, the total lease revenues of entities within the Automotive segment from leases with Auto Plus was $3 million. Total inventory purchases of entities within the Automotive segment from Auto Plus were $4 million for the eight months from the date of deconsolidation through September 30, 2023.

For the eight months from the date of deconsolidation of January 31, 2023 through September 30, 2023, the total lease revenues of entities within the Real Estate segment from Auto Plus were $3 million.

Note Receivable from Auto Plus

In connection with the Auto Plus bankruptcy filing, we entered into a priming, senior secured, super priority debtor-in-possession credit facility with Auto Plus (the “DIP Credit Facility”) on January 31, 2023, under which (i) we agreed to provide new loans in an aggregate amount of up to $75 million and (ii) subject to final approval of the DIP Credit Facility by the Bankruptcy Court, all the loans under our pre-petition credit facility with Auto Plus would be rolled-up and converted into loans under the DIP Credit Facility. On May 2, 2023, we converted and rolled up our related party note receivable with our existing loans under the DIP Credit Facility. We estimated our cash to be collected for the repayment of the note receivable to be $7 million at September 30, 2024.

AEP PLC

In connection with the Auto Plus auction, AEP PLC acquired $10 million of assets mostly comprised of Aftermarket Parts inventory during the year ended December 31, 2023. The transaction was considered an asset acquisition, as the group of assets acquired by AEP PLC does not meet the definition of a business defined in FASB ASC Topic 805. The results of AEP PLC are consolidated within our Automotive segment at September 30, 2024 and were not material.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. Brett Icahn had net redemptions of $4 million during the nine months ended September 30, 2024, and had $9 million net redemptions in the nine months ended September 30, 2023. As of September 30, 2024 and December 31, 2023 Brett Icahn had investments in the Investment Funds with a total fair market value of $17 million and $28 million, respectively. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

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

	September 30,	December 31,
	2024	2023

	(in millions)
Assets
Investments:
Equity securities:
Communications	$67	$—
Consumer, cyclical	292	260
Energy	59	708
Utilities	937	1,012
Healthcare	521	440
Technology	—	139
Materials	394	52
Industrial	174	—
	2,444	2,611
Debt securities:
Financials	—	158
Real Estate	32	44
Communications	—	85
	32	287
	$2,476	$2,898
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$—	$41
Consumer, cyclical	—	3
Energy	988	2,146
Utilities	578	610
Materials	298	350
Industrial	134	138
	1,998	3,288
Debt securities:
Communications	661	—
Materials	20	185
	$2,679	$3,473

The portion of unrealized (losses) and gains that relates to securities still held by our Investment segment, primarily equity securities, was $101 million and $(255) million for the three months ended September 30, 2024 and 2023, respectively, and $(229) million and $(286) million for the nine months ended September 30, 2024 and 2023, respectively.

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	September 30,	December 31,
	2024	2023

	(in millions)
Equity method investments	$95	$100
Held to maturity debt investments measured at amortized cost	11	11
Other investments measured at fair value	3	3
	$109	$114

There were no unrealized gains and (losses) that relates to equity securities still held by our other segments and Holding Company for each of the three and nine months ended September 30, 2024 and 2023.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 5)	$2,406	$32	$41	$2,479	$2,730	$129	$42	$2,901
Derivative assets, net (Note 7)	—	43	—	43	—	64	—	64
	$2,406	$75	$41	$2,522	$2,730	$193	$42	$2,965
Liabilities
Securities sold, not yet purchased (Note 5)	$1,998	$681	$—	$2,679	$3,288	$185	$—	$3,473
Derivative liabilities, net (Note 7)	—	685	—	685	—	979	—	979
RFS obligations (Note 18)	—	374	—	374	—	329	—	329
	$1,998	$1,740	$—	$3,738	$3,288	$1,493	$—	$4,781

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

Holding Company

The estimated fair value of the Company’s note receivable from Auto Plus was measured at January 31, 2023 using the income approach with Level 3 inputs by discounting the forecasted cash inflows associated with the note using an estimated market discount rate. The Company measured the fair value of the related party note using the practical expedient for a collateral-dependent loan in accordance with ASC Topic 326 to determine the allowance based on the fair value of collateral less costs to sell. The collateral for the note primarily consists of cash and accounts receivable. The Company estimated the fair value of the accounts receivable by using an average from a range of expected cash collection projections. We determined the estimated fair value to be $7 million at September 30, 2024.

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. There were no Investment Funds’ derivative instruments with credit-risk-related contingent features in a liability position as of September 30, 2024 and December 31, 2023.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	September 30, 2024		December 31, 2023
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$1,782	$1,912	$1,882	$2,350
Credit contracts(1)	528	150	—	435
Commodity contracts	—	122	—	409
(1)	The short notional amount on our credit default swap positions was approximately $0.8 billion and $2.5 billion at September 30, 2024 and December 31, 2023, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $0.15 billion and $0.4 billion as of September 30, 2024 and December 31, 2023, respectively.

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

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023

	(in millions)
Equity contracts	$122	$11	$829	$999
Credit contracts	27	39	1	2
Commodity contracts	30	14	—	3
Sub-total	179	64	830	1,004
Netting across contract types(1)	(152)	(25)	(152)	(25)
Total(1)	$27	$39	$678	$979
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at September 30, 2024 and December 31, 2023 was $1.4 billion and $1.7 billion, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (loss) Recognized in Income (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Equity contracts	$79	$32	$(132)	$(618)
Credit contracts	29	(63)	3	(29)
Commodity contracts	32	(74)	15	(91)
	$140	$(105)	$(114)	$(738)
(1)	Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our condensed consolidated statements of operations for our Investment segment.

Energy

CVR Energy’s businesses are subject to fluctuations of commodity prices caused by supply and economic conditions, weather, interest rates, and other factors. To manage price risk on crude oil and other inventories and to fix margins on future sales and purchases, CVR Energy from time to time enters into various commodity derivative transactions and holds derivative instruments, such as futures and swaps, which it believes provide an economic hedge on future transactions, as such instruments are not designated as hedge instruments. CVR Energy may enter into forward purchase or sale contracts associated with its feedstocks, expected future gasoline and diesel production and/or renewable identification numbers (“RINs”).

As of September 30, 2024 and December 31, 2023, CVR Energy had swap positions for crack spreads that offset to zero and 11 million barrels outstanding, respectively. As of September 30, 2024 and December 31, 2023, CVR Energy had less than 1 million barrels and zero futures contracts, respectively. As of September 30, 2024 and December 31, 2023, CVR Energy had forward contracts of less than 1 million barrels at each period. As of September 30, 2024, CVR Energy had open fixed-price commitments to purchase a net 27 million RINs.

The following table presents the fair value of our Energy segment’s derivatives and the effect of the collateral netting:

	Derivative Assets		Derivative Liabilities
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023

	(in millions)
Commodity contracts	$32	$31	$23	$6
Netting across contract types(1)	(16)	(6)	(16)	(6)
Total(1)	$16	$25	$7	$—

(1)	Excludes netting of derivatives primarily related to initial margin requirements of $12 million and $13 million at September 30, 2024 and December 31, 2023, respectively, which was not offset against derivatives liabilities, net in the condensed consolidated balance sheets.

Certain derivative instruments within our Energy segment contain credit risk-related contingent provisions associated with our Energy segment’s credit ratings. If our Energy segment’s credit rating were to be downgraded, it would allow the counterparty to require our Energy segment to post collateral or to request immediate, full settlement of derivative instruments in liability positions. As of September 30, 2024, the aggregate fair value of derivative liabilities in our Energy segment’s derivative instruments with credit-risk-related contingent features was $5 million, for which $3 million in collateral has been posted.

Gains and (losses) recognized on derivatives for our Energy segment were $2 million and $(106) million for the three months ended September 30, 2024 and 2023, respectively, and $7 million and $(65) million for the nine months ended September 30, 2024 and 2023, respectively. Gains and losses recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

8.  Related Party Notes Receivable, Net

Related party notes receivable and its related allowance for expected credit losses consists of the following:

September 30, 2024

Related party notes receivable, gross	$19
Less: Allowance for expected credit losses	12
Related party notes receivable, net	$7

Allowance for expected credit losses:
Beginning Balance as of December 31, 2023	$12
Credit loss provision	-
Write-offs	-
Ending Balance as of September 30, 2024	$12

There were no write-offs associated with related party notes receivable for the nine months ended September 30, 2024, and write-offs of $127 million for the nine months ended September 30, 2023. See Note 6, “Fair Value Measurements,” for additional information related to the fair value of the related party notes receivable.

9.  Inventories, Net

Inventories, net consists of the following:

	September 30,	December 31,
	2024	2023

	(in millions)
Raw materials	$274	$367
Work in process	98	95
Finished goods	511	585
	$883	$1,047

10.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	September 30, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$337	$(87)	$250	$337	$(87)	$250
Food Packaging	6	—	6	6	—	6
Home Fashion	23	(3)	20	22	(3)	19
Pharma	13	—	13	13	—	13
	$379	$(90)	$289	$378	$(90)	$288

Intangible assets, net consists of the following:

	September 30, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$392	$(243)	$149	$392	$(229)	$163
Developed technology	254	(111)	143	254	(90)	164
Other	164	(109)	55	164	(101)	63
	$810	$(463)	$347	$810	$(420)	$390

Indefinite-lived intangible assets			$76			$76
Intangible assets, net			$423			$466

Amortization expense associated with definite-lived intangible assets was $14 million and $15 million for the three months ended September 30, 2024 and 2023, respectively, and $43 million and $44 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Right-of-use assets and lease liabilities are as follows:

	September 30,	December 31,
	2024	2023

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$520	$526
Lease liabilities (accrued expenses and other liabilities)	524	531

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	50	55
Lease liabilities (debt)	65	70

Additional information with respect to our operating leases as of September 30, 2024 and December 31, 2023 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of September 30, 2024	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$55	$52	5.1 years	7.1%
Automotive	420	431	5.5 years	6.0%
Food Packaging	20	23	9.1 years	7.4%
Other segments and Holding Company	25	18
	$520	$524

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2023	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$53	$49	5.4 years	6.7%
Automotive	422	434	5.4 years	5.9%
Food Packaging	22	25	9.1 years	7.4%
Other segments and Holding Company	29	23
	$526	$531

For the three months ended September 30, 2024 and 2023, lease cost was comprised of (i) operating lease cost of $46 million and $44 million, respectively, (ii) amortization of financing lease right-of-use assets of $2 million and $1 million, respectively, and (iii) interest expense on financing lease liabilities of $2 million and $2 million, respectively. For the nine months ended September 30, 2024 and 2023, lease cost was comprised of (i) operating lease cost of $132 million and $134 million, respectively, (ii) amortization of financing lease right-of-use assets of $6 million and $5 million, respectively, and (iii) interest expense on financing lease liabilities of $5 million and $4 million, respectively.

Our Automotive segment accounted for $106 million and $108 million of total lease cost for each of the nine months ended September 30, 2024 and 2023.

Lessor Arrangements

Automotive

Our Automotive segment leases available and excess real estate in certain locations under long-term operating leases. Our Automotive segment’s revenues from operating leases were $15 million and $14 million for the three months ended September 30, 2024 and 2023, respectively, and $45 million and $43 million for the nine months ended September 30, 2024 and 2023, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations. Our Automotive segment’s expenses from operating leases including variable lease costs were $25 million and $24 million for the three months ended September 30, 2024 and 2023, respectively, and $72 million and $74 million for the nine months ended September 30, 2024 and 2023, respectively. Expenses from operating leases are included in other expenses from operations in the condensed consolidated statements of operations.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of September 30, 2024 and December 31, 2023, our Real Estate segment had assets leased to others included in property, plant and equipment of $260 million and $252 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $2 million and $3 million for the three months ended September 30, 2024 and 2023, respectively, and $7 million and $15 million for the nine months ended September 30, 2024 and 2023, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

12.  Debt

Debt consists of the following:

	September 30,	December 31,
	2024	2023

	(in millions)
Holding Company:
6.375% senior unsecured notes due 2025	$—	$749
6.250% senior unsecured notes due 2026	1,198	1,238
5.250% senior unsecured notes due 2027	1,384	1,454
4.375% senior unsecured notes due 2029	656	708
9.750% senior unsecured notes due 2029	698	698
9.000% senior unsecured notes due 2030	747	—
	4,683	4,847
Reporting Segments:
Energy	1,582	2,185
Automotive	24	33
Food Packaging	142	133
Real Estate	2	1
Home Fashion	14	8
	1,764	2,360
Total Debt	$6,447	$7,207

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

In May 2024, the Issuers issued $750 million in aggregate principal amount of 9.000% senior unsecured notes due 2030. The net proceeds from the issuance were used to redeem the remaining outstanding 6.375% senior unsecured notes due 2025 in full on June 13, 2024.

In August and September of 2024, we repurchased in the open market approximately $52 million aggregate principal amount of our 6.250% senior unsecured notes due 2026, $73 million aggregate principal amount of our 5.250% senior unsecured notes due 2027 and $52 million aggregate principal amount of our 4.375% senior unsecured notes due 2029 for total cash paid of $168 million and a total aggregate principal amount of $177 million of our senior unsecured notes repurchased.

In August 2024, we commenced an offer to exchange $700 million aggregate principal amount of our 9.750% senior notes due 2029 that have been registered under the Securities Act of 1933, as amended (the “Securities Act”), for $700 million in aggregate principal amount of our issued and outstanding, unregistered 9.750% senior notes due 2029 and $750 million aggregate principal amount of our 9.000% senior notes due 2030 that have been registered under the Securities Act for $750 million aggregate principal amount of our issued and outstanding, unregistered 9.000% senior notes due 2030. The offer expired on October 17, 2024.

Energy

In February 2024, CVR Energy redeemed all its $600 million in aggregate principal amount of 5.25% senior unsecured notes due 2025. As a result of this transaction, CVR Energy recognized a $1 million loss on extinguishment of debt for the nine months ended September 30, 2024.

As of September 30, 2024, total availability under CVR Energy’s Amended and Restated ABL Credit Agreement (“CVR Energy ABL”) and CVR Partners ABL Credit Agreement (“CVR Partners ABL”) facilities aggregated to $329 million. CVR Energy ABL had $24 million of letters of credit outstanding as of September 30, 2024. The CVR Energy ABL matures on June 30, 2027, and the CVR Partners ABL on September 26, 2028.

As permitted under the CVR Energy ABL, certain subsidiaries of CVR Energy entered into an Incremental Commitment Agreement on September 25, 2024 for an amount of $70 million, which increased the total aggregate principal amount available under the CVR Energy ABL from $275 million to $345 million.

Covenants

We and all of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were less than $1 million and $2 million for each of the three months ended September 30, 2024 and 2023, respectively, and $2 million and $4 million for each of the nine months ended September 30, 2024 and 2023, respectively.

13. Net Income (Loss) Per LP Unit

The components of the computation of basic and diluted income per LP unit of Icahn Enterprises are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions, except per unit amounts)
Net income (loss) attributable to Icahn Enterprises	$22	$(6)	$(347)	$(545)
Net income (loss) income attributable to Icahn Enterprises allocated to limited partners (98.01% allocation)	$22	$(6)	$(340)	$(534)

Basic and diluted income (loss) per LP unit:	$0.05	$(0.01)	$(0.75)	$(1.47)
Basic and diluted weighted average LP units outstanding (1)	477	394	452	364
(1)	Excludes an immaterial amount of unvested RSU awards during the three months ended September 30, 2023 and nine months ended September 30, 2024 and 2023, respectively.

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

On August 5, 2024, we declared a quarterly distribution in the amount of $1.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units, payable September 25, 2024. In September 2024, we distributed 28,307,467 depositary units to unitholders who did not elect to receive cash, of which 26,892,947 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $111 million, of which $60 million was distributed to Mr. Icahn and his affiliates in September 2024.

At-The-Market Offerings

During the three months ended September 30, 2024, we sold 233,000 depositary units pursuant to the Open Market Sale Agreement entered into November 21, 2022, resulting in gross proceeds of approximately $4 million. During the nine months ended September 30, 2024, we sold 5,806,986 depositary units pursuant to the Open Market Sale Agreement, resulting in gross proceeds of approximately $102 million. On August 26, 2024, we entered into a new Open Market Sales Agreement providing for sales of depositary units of up to $400 million. As of September 30, 2024, we continue to have effective Open Market Sale Agreements and Icahn Enterprises may sell its depositary units for up to an additional $47 million in aggregate gross sale proceeds pursuant to its Open Market Sales Agreement entered into November 21, 2022 and up to $400 million in aggregate gross sale proceeds pursuant to its Open Market Sales Agreement entered into August 26, 2024.

Repurchase Authorization

On May 9, 2023, the Board of Directors of the General Partner approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”). The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. As of September 30, 2024, the Company has not repurchased any of the Company’s depositary units and the Company has repurchased $269 million worth of senior notes in aggregate under the Repurchase Program. On November 6, 2024, the Board re-approved the Repurchase Program, and, pursuant to the reapproved Program, we are authorized to repurchase up to an additional $500 million worth of our outstanding fixed-rate senior unsecured notes, in addition to the approximately $269 million we have already repurchased under the Repurchase Program, and we remain authorized to repurchase up to $500 million of our depositary units.

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

Condensed Statements of Operations

	Three Months Ended September 30, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,834	$206	$101	$6	$47	$27	$—	$2,221
Other revenues from operations	—	—	168	—	23	—	1	—	192
Net gain from investment activities	257	—	—	—	—	—	—	—	257
Interest and dividend income	77	10	1	—	1	—	—	26	115
Loss on disposition of assets, net	—	—	(1)	—	—	—	—	—	(1)
Other income (loss), net	—	2	—	(1)	—	(3)	1	8	7
	334	1,846	374	100	30	44	29	34	2,791
Expenses:
Cost of goods sold	—	1,914	167	86	5	38	13	—	2,223
Other expenses from operations	—	—	137	—	18	—	—	—	155
Dividend expense	14	—	—	—	—	—	—	—	14
Selling, general and administrative	5	47	102	12	5	10	12	9	202
Restructuring, net	—	—	—	—	—	—	—	—	—
Credit loss on related party note receivable	—	—	—	—	—	—	—	—	—
Loss on deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—
Interest expense	19	27	1	2	—	1	—	80	130
	38	1,988	407	100	28	49	25	89	2,724
Income (loss) before income tax benefit (expense)	296	(142)	(33)	—	2	(5)	4	(55)	67
Income tax benefit (expense)	—	8	9	—	—	—	—	(4)	13
Net income (loss)	296	(134)	(24)	—	2	(5)	4	(59)	80
Less: net income (loss) attributable to non-controlling interests	104	(46)	—	—	—	—	—	—	58
Net income (loss) attributable to Icahn Enterprises	$192	$(88)	$(24)	$—	$2	$(5)	$4	$(59)	$22
Supplemental information:
Capital expenditures	$—	$34	$12	$5	$6	$1	$—	$—	$58
Depreciation and amortization	$—	$90	$19	$5	$3	$2	$7	$—	$126

	Three Months Ended September 30, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$2,522	$264	$105	$29	$46	$25	$—	$2,991
Other revenues from operations	—	—	180	—	22	—	1	—	203
Net loss from investment activities	(332)	—	—	—	—	—	—	—	(332)
Interest and dividend income	108	10	1	—	—	—	—	24	143
(Loss) gain on disposition of assets, net	—	(1)	3	—	—	—	—	—	2
Other income (loss), net	—	4	—	(2)	—	1	—	—	3
	(224)	2,535	448	103	51	47	26	24	3,010
Expenses:
Cost of goods sold	—	2,048	174	83	20	37	15	—	2,377
Other expenses from operations	—	—	148	—	17	—	—	—	165
Dividend expense	21	—	—	—	—	—	—	—	21
Selling, general and administrative	3	43	116	14	4	9	11	9	209
Restructuring, net	—	—	—	—	—	1	—	—	1
Credit loss on related party note receivable	—	—	—	—	—	—	—	23	23
Loss on deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—
Interest expense	49	22	2	3	—	1	—	71	148
	73	2,113	440	100	41	48	26	103	2,944
(Loss) income before income tax (expense) benefit	(297)	422	8	3	10	(1)	—	(79)	66
Income tax (expense) benefit	—	(80)	(1)	(3)	—	—	—	(12)	(96)
Net (loss) income	(297)	342	7	—	10	(1)	—	(91)	(30)
Less: net (loss) income attributable to non-controlling interests	(131)	107	—	—	—	—	—	—	(24)
Net (loss) income attributable to Icahn Enterprises	$(166)	$235	$7	$—	$10	$(1)	$—	$(91)	$(6)
Supplemental information:
Capital expenditures	$—	$50	$17	$2	$—	$1	$—	$—	$70
Depreciation and amortization	$—	$96	$17	$6	$4	$2	$7	$1	$133

	Nine Months Ended September 30, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$5,663	$637	$307	$17	$127	$76	$—	$6,827
Other revenues from operations	—	—	504	—	59	—	3	—	566
Net loss from investment activities	(318)	—	—	—	—	—	—	—	(318)
Interest and dividend income	269	30	3	—	1	—	1	76	380
Loss on disposition of assets, net	—	(1)	(5)	—	—	—	—	—	(6)
Other income (loss), net	—	10	—	(3)	—	(3)	1	8	13
	(49)	5,702	1,139	304	77	124	81	84	7,462
Expenses:
Cost of goods sold	—	5,549	461	252	13	98	41	—	6,414
Other expenses from operations	—	—	412	—	50	—	—	—	462
Dividend expense	47	—	—	—	—	—	—	—	47
Selling, general and administrative	15	124	303	36	14	31	32	23	578
Restructuring, net	—	—	—	1	—	—	—	—	1
Interest expense	63	86	2	8	—	1	—	234	394
	125	5,759	1,178	297	77	130	73	257	7,896
(Loss) income before income tax (expense) benefit	(174)	(57)	(39)	7	—	(6)	8	(173)	(434)
Income tax benefit (expense)	—	26	13	(3)	—	—	—	(34)	2
Net (loss) income	(174)	(31)	(26)	4	—	(6)	8	(207)	(432)
Less: net (loss) income attributable to non-controlling interests	(86)	—	—	1	—	—	—	—	(85)
Net (loss) income attributable to Icahn Enterprises	$(88)	$(31)	$(26)	$3	$—	$(6)	$8	$(207)	$(347)
Supplemental information:
Capital expenditures	$—	$124	$40	$10	$15	$3	$—	$—	$192
Depreciation and amortization	$—	$272	$56	$18	$10	$5	$21	$—	$382

	Nine Months Ended September 30, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$7,045	$799	$340	$49	$132	$68	$—	$8,433
Other revenues from operations	—	—	527	—	58	—	3	—	588
Net loss from investment activities	(1,275)	—	—	—	—	—	—	—	(1,275)
Interest and dividend income	386	23	1	—	—	—	—	71	481
(Loss) gain on disposition of assets, net	—	(1)	6	—	—	—	—	—	5
Other income (loss), net	1	10	—	(8)	1	1	1	—	6
	(888)	7,077	1,333	332	108	133	72	71	8,238
Expenses:
Cost of goods sold	—	5,964	540	264	34	104	41	—	6,947
Other expenses from operations	—	—	435	—	48	—	—	—	483
Dividend expense	68	—	—	—	—	—	—	—	68
Selling, general and administrative	19	128	362	43	13	29	35	24	653
Restructuring, net	—	—	—	—	—	1	—	—	1
Credit loss on related party note receivable	—	—	—	—	—	—	—	139	139
Loss on deconsolidation of subsidiary	—	—	—	—	—	—	—	246	246
Interest expense	132	67	3	9	—	1	—	214	426
	219	6,159	1,340	316	95	135	76	623	8,963
(Loss) income before income tax (expense) benefit	(1,107)	918	(7)	16	13	(2)	(4)	(552)	(725)
Income tax (expense) benefit	—	(173)	5	(4)	—	—	—	90	(82)
Net (loss) income	(1,107)	745	(2)	12	13	(2)	(4)	(462)	(807)
Less: net (loss) income attributable to non-controlling interests	(555)	292	—	1	—	—	—	—	(262)
Net (loss) income attributable to Icahn Enterprises	$(552)	$453	$(2)	$11	$13	$(2)	$(4)	$(462)	$(545)
Supplemental information:
Capital expenditures	$—	$150	$38	$9	$2	$2	$—	$—	$201
Depreciation and amortization	$—	$269	$58	$20	$10	$5	$21	$1	$384

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Petroleum products	$1,709	$2,392	5,277	$6,505
Nitrogen fertilizer products	125	130	386	540
	$1,834	$2,522	$5,663	$7,045

Automotive

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Automotive Services	$355	$406	$1,074	$1,167
Aftermarket Parts	4	24	22	116
Total revenue from customers	$359	$430	1,096	1,283
Lease revenue outside the scope of ASC 606	15	14	45	43
Total Automotive net sales and other revenues from operations	$374	$444	$1,141	$1,326

Condensed Balance Sheets

	September 30, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$5	$534	$111	$6	$27	$5	$40	$1,566	$2,294
Cash held at consolidated affiliated partnerships and restricted cash	2,254	—	6	—	2	3	—	175	2,440
Investments	2,476	95	—	—	14	—	—	—	2,585
Accounts receivable, net	—	281	34	83	18	28	32	—	476
Inventories, net	—	498	156	111	—	96	22	—	883
Related party notes receivable, net	—	—	—	—	—	—	—	7	7
Property, plant and equipment, net	—	2,503	810	126	370	52	—	4	3,865
Goodwill and intangible assets, net	—	164	329	22	—	20	177	—	712
Other assets	3,013	307	484	99	65	17	7	189	4,181
Total assets	$7,748	$4,382	$1,930	$447	$496	$221	$278	$1,941	$17,443
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$802	$1,497	$811	$117	$47	$43	$57	$116	$3,490
Securities sold, not yet purchased, at fair value	2,679	—	—	—	—	—	—	—	2,679
Debt	—	1,582	24	142	2	14	—	4,683	6,447
Total liabilities	3,481	3,079	835	259	49	57	57	4,799	12,616

Equity attributable to Icahn Enterprises	2,745	664	1,095	172	442	164	221	(2,858)	2,645
Equity attributable to non-controlling interests	1,522	639	—	16	5	—	—	—	2,182
Total equity	4,267	1,303	1,095	188	447	164	221	(2,858)	4,827
Total liabilities and equity	$7,748	$4,382	$1,930	$447	$496	$221	$278	$1,941	$17,443

	December 31, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$23	$1,179	$104	$8	$22	$5	$26	$1,584	$2,951
Cash held at consolidated affiliated partnerships and restricted cash	2,799	7	9	—	4	3	—	173	2,995
Investments	2,898	100	—	—	14	—	—	—	3,012
Accounts receivable, net	—	286	41	89	16	26	27	—	485
Related party note receivable, net	—	—	—	—	—	—	—	11	11
Inventories, net	—	604	228	111	—	81	23	—	1,047
Property, plant and equipment, net	—	2,594	822	134	363	52	—	4	3,969
Goodwill and intangible assets, net	—	179	335	23	—	19	198	—	754
Other assets	4,425	310	480	101	69	17	8	224	5,634
Total assets	$10,145	$5,259	$2,019	$466	$488	$203	$282	$1,996	$20,858
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,312	$1,553	$890	$148	$43	$42	$55	$62	$4,105
Securities sold, not yet purchased, at fair value	3,473	—	—	—	—	—	—	—	3,473
Debt	—	2,185	33	133	1	8	—	4,847	7,207
Total liabilities	4,785	3,738	923	281	44	50	55	4,909	14,785

Equity attributable to Icahn Enterprises	3,243	795	1,096	168	439	153	227	(2,913)	3,208
Equity attributable to non-controlling interests	2,117	726	—	17	5	—	—	—	2,865
Total equity	5,360	1,521	1,096	185	444	153	227	(2,913)	6,073
Total liabilities and equity	$10,145	$5,259	$2,019	$466	$488	$203	$282	$1,996	$20,858

15.  Income Taxes

For the three months ended September 30, 2024, we recorded an income tax benefit of $13 million on pre-tax income of $67 million compared to an income tax expense of $96 million on pre-tax income of $66 million for the three months ended September 30, 2023. Our effective income tax rate was (19.4)% and 144% for the three months ended September 30, 2024 and 2023, respectively.

For the three months ended September 30, 2024, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership gains for which there was no tax expense as such income is allocated to the partners and from the impact of permanent tax benefits related to earnings attributable to noncontrolling interest and federal tax credits and incentives. For the three months ended September 30, 2023, the effective tax rate was higher than the statutory federal rate of 21%, for corporations, primarily due to partnership loss for which there was no tax benefit as such losses are allocated to the partners and from changes in the valuation allowance.

For the nine months ended September 30, 2024, we recorded an income tax benefit of $2 million on a pre-tax loss of $434 million compared to an income tax expense of $82 million on a pre-tax loss of $725 million for the nine months ended September 30, 2023. Our effective income tax rate was 0.5% and (11.2%) for the nine months ended September 30, 2024 and 2023, respectively.

For the nine months ended September 30, 2024, the effective tax rate was lower than the statutory federal tax rate of 21%, for corporations, primarily due to changes in the valuation allowance and from partnership losses for which there was no tax benefit as such losses are allocated to the partner. For the nine months ended September 30, 2023, the effective tax rate was lower than the statutory federal tax rate of 21%, for corporations, primarily due to partnership loss for which there was no tax benefit as such losses are allocated to the partner and from changes in the valuation allowance.

16.  Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits, Net
	of Tax	of Tax	Total

(in millions)
Balance, December 31, 2023	$(33)	$(22)	$(55)
Other comprehensive loss before reclassifications, net of tax	—	—	—
Other comprehensive loss, net of tax	—	—	—
Balance, September 30, 2024	$(33)	$(22)	$(55)

	Translation	Post-Retirement
	Adjustments, Net	Benefits, Net
	of Tax	of Tax	Total

	(in millions)
Balance, December 31, 2022	$(45)	$(25)	$(70)
Other comprehensive loss before reclassifications, net of tax	—	1	1
Other comprehensive loss, net of tax	—	1	1
Balance, September 30, 2023	$(45)	$(24)	$(69)

17.  Other Income, Net

Other income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Equity earnings from non-consolidated affiliates	$3	$4	$10	$9
Foreign currency transaction (loss) gain	—	(1)	(2)	1
Gain on extinguishment of debt, net	10	—	8	—
Other	(6)	—	(3)	(4)
	$7	$3	$13	$6

18.  Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect human health and safety and the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities on an undiscounted basis were $4 million and $19 million as of September 30, 2024 and December 31, 2023, respectively, primarily within our Energy segment, which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

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

One of CVR Energy’s obligated-party subsidiaries, Wynnewood Refining Company, LLC (“WRC”), qualifies as a “small refinery” defined under the RFS as a refinery with an average aggregate daily crude oil throughput for a calendar year no greater than 75,000 barrels, which enables WRC to seek small refinery exemptions (“SREs”) under the RFS should it be able to establish it suffered disproportionate economic hardship. WRC has submitted SRE petitions for the 2017 through 2024 compliance periods, which petitions are in various stages of review by the EPA and/or various courts.

Regarding WRC’s SRE petitions for the 2017 to 2021 compliance periods which, together with the SRE petitions from certain other small refineries, had been denied by the EPA in 2022 (the “2022 Denials”), the EPA has yet to act on those petitions after the EPA’s denials were vacated by the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) in November 2023 and remanded back to the EPA on the grounds that the EPA’s denials were impermissibly retroactive and that the EPA’s interpretation was contrary to law and arbitrary and capricious as applied to petitioners’ exemptions. In May 2024, the EPA and certain biofuels groups sought certiorari before the Supreme Court of the United States (“SCOTUS”) seeking review of whether venue for these challenges to the 2022 Denials lies exclusively in the United States Court of Appeals for the District of Colombia Circuit (the “DC Circuit”), which certiorari was granted in October 2024. Oral argument is expected sometime in 2025.

In July 2024, the DC Circuit ruled in favor of certain small refineries also challenging the 2022 Denials, holding that the 2022 Denials as applicable to those small refineries were arbitrary and capricious, vacating such denials and remanding such petitions back to the EPA. The DC Circuit also dismissed a challenge brought by biofuel producers to the EPA’s alternative compliance action, concluding that the petitioners had not established any harm from EPA’s decision and therefore lacked standing to sue. WRC’s SRE petition for the 2022 compliance period, which was denied by the EPA in July 2023 largely on the same grounds as the 2022 Denials, remains stayed until issuance of the mandate in the DC Circuit case.

WRC’s lawsuit, filed in July 2024 in the United States District Court for the Southern District of Texas seeking, among other relief, a declaration that the Administrator of the EPA violated the CAA by failing to timely rule on WRC’s SRE petition for the 2023 compliance period within 90 days following receipt and compelling the Administrator to rule on WRC’s 2023 SRE petition by an expeditious date certain, remains pending. Similarly, EPA has not yet ruled on WRC’s petition for the 2024 compliance period, which ruling is due before the end of 2024.

As these matters are in various stages, CVR Energy cannot yet determine at this time the outcomes of these matters. While CVR Energy intends to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to CVR Energy, except as noted above, they could have a material effect on CVR Energy’s financial position, results of operations, or cash flows.

Our Energy segment recognized an expense of approximately $86 million and a benefit of $135 million for the three months ended September 30, 2024 and 2023, respectively, and an expense of $65 million and a benefit of $99 million for the nine months ended September 30, 2024 and 2023, respectively for CVR Energy’s obligated-party subsidiaries’ compliance with the RFS (based on the 2020 through 2024 annual RVO for the respective periods, excluding the impacts of any exemptions or waivers to which the obligated-party subsidiaries may be entitled). These recognized amounts are included in cost of goods sold in the consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Energy’s obligated-party subsidiaries may be entitled), the remaining position is valued using RIN market prices at period end using each specific or closest vintage year. As of September 30, 2024 and December 31, 2023, CVR Energy’s obligated-party subsidiaries’ RFS position was $374 million and $329 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

Energy

Call Option Coverage Case – The lawsuits involving CVR Energy and certain of its affiliates (the “Call Defendants”) and CVR Energy’s primary and excess insurers (the “Insurers”) relating to insurance coverage for settlement by the Call Defendants of the consolidated lawsuits filed by purported former unitholders of CVR Refining, LP (“CVR Refining”) on behalf of themselves and an alleged class of similarly situated unitholders relating to CVR Energy’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership remain pending, with mediation scheduled for November 2024. While these cases remain pending, CVR Energy does not expect the outcome of these lawsuits to have a material adverse impact on CVR Energy’s financial position, results of operations, or cash flows.

Guaranty Dispute– In connection with mediation conducted in September 2024, Exxon Mobil Corporation (“XOM”) formally demanded that a subsidiary of CVR Energy defend and indemnify it for claims asserted by various property owners in Louisiana relating to alleged contamination of oil and gas lease properties pursuant to a guaranty XOM claims obligates such subsidiary to defend and indemnify XOM. CVR Energy disputes the validity of the alleged guaranty and has filed suit in the Superior Court of the State of Delaware for declaratory judgment relating thereto, which suit remains pending. As this matter remains in its early stages, CVR Energy cannot yet determine whether its outcome will have a material adverse impact on CVR Energy’s financial position, results of operations, or cash flows.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 86% of Icahn Enterprises’ outstanding depositary units as of September 30, 2024. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of September 30, 2024. If the plans were voluntarily terminated, they would be underfunded by an aggregate of approximately $28 million as of September 30, 2024. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

The current aggregate underfunded status of the pension plans of Viskase and ACF requires them to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the Viskase or ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.

Starfire Holding Corporation (“Starfire”), which is 99.6% owned by Mr. Icahn and his affiliates (excluding us and Brett Icahn), has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group, including ACF. The Starfire indemnity provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

Other

Icahn Enterprises L.P. was contacted on May 3, 2023 by the U.S. Attorney’s office for the Southern District of New York and on June 21, 2023 by the staff of the Division of Enforcement of the U.S. Securities and Exchange Commission (the “SEC”), seeking production of information relating to the Company and certain of its affiliates’ corporate governance, capitalization, securities offerings, disclosure, dividends, valuation, marketing materials, due diligence and other materials. On August 19, 2024, the Company and Mr. Icahn, entered into settlement agreements with the SEC in connection with this inquiry. In connection with that settlement, the SEC entered an order in an administrative proceeding that contains non-scienter based findings that the Company failed to disclose in its Form 10-Ks for the years 2018, 2019 and 2020 that Mr. Icahn pledged IEP securities as collateral to secure personal margin loans as required by Item 403(b) of Regulation S-K. The order relating to Mr. Icahn contains non-scienter based findings that, while Mr. Icahn’s prior Schedule 13D filings generally disclosed that he had pledged IEP depositary units as collateral for personal margin loans, subsequent Schedule 13D filings were not amended to describe loan agreements and amendments to loan agreements or to attach guarantees as required by Items 6 and 7 of Schedule 13D. Without admitting or denying the SEC’s allegations (other than with respect to the SEC’s jurisdiction), under the terms of the settlements, (i) IEP consented to the entry of an order requiring it to pay a civil penalty of $1.5 million and to cease and desist from violations and any future violations of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 13a-1 thereunder, and (ii) Mr. Icahn consented to the entry of an order requiring him to pay a civil penalty of $500,000 and to cease and desist from committing or causing any violations of Section 13(d)(2) of the Exchange Act and Rule 13d-2(a) thereunder. With respect to the request from the U.S. Attorney’s office for the SDNY, the Company produced documents in response to that inquiry and has had no substantive communication with the U.S. Attorney’s office since the initial inquiry on May 3, 2023.

In addition, two putative securities class action lawsuits were filed against the Company in the U.S. District Court for the Southern District of Florida alleging violations of the federal securities laws, Okaro v. Icahn Enterprises L.P. et al., Case No. 23-21773 (S.D. Fl.), and Levine v. Icahn Enterprises L.P. et al., Case No. 23-22009 (S.D. Fl.). These lawsuits were consolidated and the court appointed a lead plaintiff on November 20, 2023. Plaintiffs filed their consolidated class action complaint on January 12, 2024, and we filed our motion to dismiss the consolidated class action complaint on March 12, 2024. On September 13, 2024, the proposed class action lawsuit was dismissed without prejudice. Pursuant to the court’s order dismissing the complaint, the plaintiffs had until October 14, 2024 to amend their complaint, and plaintiffs did not file an amendment prior to the expiration of this deadline. A derivative complaint has also been filed in the U.S. District Court for the Southern District of Florida, naming the Company’s general partner, its directors, and certain current and former officers as defendants, and the Company as a nominal defendant, alleging breaches of fiduciary duties with respect to the Company’s disclosure, Patrick Pickney v. Icahn Enterprises G.P. Inc. Case No. 1:23-cv-22932-KMW (S.D. Fl.). In addition, an action to compel inspection of our books and records was filed on November 22, 2023 in the Court of Chancery of the State of Delaware, Bruno v. Icahn Enterprises, L.P. et al., Case No. 2023-1170-SEM.

We believe that we maintain a strong compliance program and, while no assurances can be made, and we continue to evaluate these matters, we do not currently believe that the remaining inquiries and litigations will have a material impact on our business, financial condition, results of operations or cash flows.

19.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Nine Months Ended September 30,
	2024	2023

	(in millions)
Cash payments for interest	$(287)	$(299)
Cash payments for income taxes, net of payments	(66)	(95)
Partnership contributions receivable	—	6
Non-cash Investment segment distributions to non-controlling interests	—	(2)

20. Subsequent Events

Icahn Enterprises

LP Unit Distribution

On November 6, 2024, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about December 26, 2024 to depositary unitholders of record at the close of business on November 18, 2024. Depositary unitholders will have until December 13, 2024 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending December 20, 2024. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Settlement of Exchange Offer

In August 2024, we commenced an offer to exchange  $700 million aggregate principal amount of our 9.750% senior notes due 2029 that have been registered under the Securities Act for $700 million aggregate principal amount of our issued and outstanding, unregistered 9.750% senior notes due 2029 and $750 million in aggregate principal amount of our 9.000% senior notes due 2030 that have been registered under the Securities Act for $750 million in aggregate principal amount of our issued and outstanding, unregistered 9.000% senior notes due 2030. The offer expired on October 17, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2024 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 29, 2024.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2024 representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 86% of Icahn Enterprises’ outstanding depositary units as of September 30, 2024.

Recent Developments

Wynnewood Refinery Incident

Within our Energy segment, a fire commenced at the Wynnewood refinery during severe weather in the early morning hours of April 28, 2024. The fire was extinguished shortly after it started, with no employees or contractors injured. After further assessment of this incident, it was determined the damages were limited to pipe racks and pumps in the naphtha processing units. Operations at the Coffeyville Refinery were not impacted by the fire. CVR Energy, Inc. (“CVI”), our majority owned subsidiary in our Energy segment, incurred additional expenses related to this incident in the third quarter of 2024 of approximately $6 million, excluding insurance recoveries. All necessary repairs have been completed and the plant was fully operational in July 2024.

Potential Strategic Transactions

As previously disclosed, we are considering, with CVI, potential strategic transactions available to CVI and its subsidiaries, which may include the acquisition of additional entities, assets or businesses, including the acquisition of material amounts of refining assets through negotiated mergers and/or stock or asset purchase agreements by CVI or its subsidiaries, and/or strategic options involving CVR Partners, LP, a controlled subsidiary of CVI. There is no assurance that any of the aforementioned or previously disclosed or other transactions will develop or materialize, or if they do, as to their timing. On November 8, 2024, we delivered a proposal to CVI’s board regarding a potential tender offer by one or more of our subsidiaries to acquire up to 15 million additional shares of CVI’s common stock.

Investment Fund Distribution and Redemption

See “Investment Funds Redemptions and Distributions” below under “Liquidity and Capital Resources.”

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

The conflict in the Middle East and the ongoing Russian/Ukraine conflict can significantly impact the global oil, fertilizer, and agriculture markets. Such conflicts pose significant geopolitical risks to global markets, raise concerns of major implications, such as enforcement of sanctions, can contribute to further oil price volatility, and can disrupt the production and trade of fertilizer, grains, and feedstock supply through several means, including trade restrictions and supply chain disruptions. The ultimate outcome of these conflicts and any associated market disruptions are difficult to predict and may affect our business, operations, and cash flows in unforeseen ways.

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

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023

	(in millions)
Investment	$334	$(224)	$296	$(297)	$192	$(166)
Holding Company	34	24	(59)	(91)	(59)	(91)

Other Operating Segments:
Energy	1,846	2,535	(134)	342	(88)	235
Automotive	374	448	(24)	7	(24)	7
Food Packaging	100	103	—	—	—	—
Real Estate	30	51	2	10	2	10
Home Fashion	44	47	(5)	(1)	(5)	(1)
Pharma	29	26	4	—	4	—
Other operating segments	2,423	3,210	(157)	358	(111)	251
Consolidated	$2,791	$3,010	$80	$(30)	$22	$(6)

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023

	(in millions)
Investment	$(49)	$(888)	$(174)	$(1,107)	$(88)	$(552)
Holding Company	84	71	(207)	(462)	(207)	(462)

Other Operating Segments:
Energy	5,702	7,077	(31)	745	(31)	453
Automotive	1,139	1,333	(26)	(2)	(26)	(2)
Food Packaging	304	332	4	12	3	11
Real Estate	77	108	—	13	—	13
Home Fashion	124	133	(6)	(2)	(6)	(2)
Pharma	81	72	8	(4)	8	(4)
Other operating segments	7,427	9,055	(51)	762	(52)	469
Consolidated	$7,462	$8,238	$(432)	$(807)	$(347)	$(545)

Investment

We invest our proprietary capital through various private investment funds (“Investment Funds”). As of September 30, 2024 and December 31, 2023, we had investments with a fair market value of approximately $2.7 billion and $3.2 billion, respectively in the Investment Funds. As of September 30, 2024 and December 31, 2023, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $1.5 billion and $2.1 billion, respectively.

Our Investment segment’s results of operations are reflected in net income in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity”

section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of September 30, 2024.

For the three months ended September 30, 2024 and 2023, our Investment Funds’ returns were 7.6% and (4.4)%, respectively. For the nine months ended September 30, 2024 and 2023, our Investment Funds’ returns were (1.9)% and (13.3)%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses.

The following tables set forth the performance attribution and net income (loss) for the Investment Funds’ returns for the three and nine months ended September 30, 2024 and 2023, respectively, and includes performance of all investment and derivative position types including the impact of the use of leverage through options, short sales, swaps, forwards and other derivative instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Long positions	10.4%	(2.0)%	3.3%	(3.8)%
Short positions	(4.4)%	(3.4)%	(9.0)%	(12.3)%
Other	1.6%	1.0%	3.8%	2.8%
	7.6%	(4.4)%	(1.9)%	(13.3)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Long positions	$403	$(125)	$43	$(315)
Short positions	(171)	(240)	(409)	(1,002)
Other	64	68	192	210
	$296	$(297)	$(174)	$(1,107)

Three Months Ended September 30, 2024 and 2023

For the three months ended September 30, 2024, the Investment Funds’ positive performance was primarily driven by net gains in long positions, which includes the impact of derivatives, offset in part by net losses in short positions. The positive performance of our Investment segment’s long positions was driven primarily by net gains from the healthcare and utilities sectors of $332 million. The negative performance of our Investment segment’s short positions was primarily driven by losses from the materials and utilities sectors of $158 million and losses from the broad market hedges of $129 million, partially offset by gains in the energy sector of $157 million.

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

Nine Months Ended September 30, 2024 and 2023

For the nine months ended September 30, 2024, the Investment Funds’ negative performance was primarily driven by net losses in short positions, offset in part by net gains in long positions. The negative performance of our Investment segment’s short positions was driven primarily by net losses in broad market hedges of $292 million and net losses in the utilities and materials sectors of $205 million, offset in part by gains from the energy sector of $211 million. The positive performance of our Investment segment’s long positions was driven primarily by net gains in the utilities sector of $266 million, offset in part by net losses in the energy sector of $227 million.

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

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 93% and 92% of our Energy segment’s net sales for the nine months ended September 30, 2024 and 2023, respectively.

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

In addition to geopolitical conditions, such as the ongoing conflict in the Middle East and the impact of the Russia/Ukraine conflict, there are long-term factors that may impact the demand for and inventory of Refined Products. These factors include mandated renewable fuels standards, proposed and enacted climate change laws and regulations, and increased mileage and emissions standards for vehicles. The petroleum business is also subject to the EPA’s Renewable Fuel Standard (“RFS”), which, each year, absent exemptions or waivers, requires the operating companies in our Energy segment to blend “renewable fuels” with their transportation fuels, purchase renewable identification numbers (“RINs”), to the extent available, in lieu of blending, or face liability. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include but are not limited to the availability of RINs for purchase, the actions of RINs market participants including non-obligated parties, the price at which RINs can be purchased, transportation fuel and renewable diesel production levels and pricing, the mix of the petroleum business’ petroleum products, the refining margin of the petroleum business and other factors, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which the petroleum business’ obligated-party subsidiaries may be entitled. The costs to comply with the RFS are also impacted by, and dependent upon the outcome of, the numerous lawsuits filed by multiple refiners including the petroleum business’ obligated-party subsidiaries, biofuels groups and others. Refer to Note 18, “Commitments and Contingencies,” to the consolidated financial statements for further discussion of RINs.

In recent years, our Energy segment has focused on several decarbonization initiatives including completion of construction of the renewable diesel and renewable feedstock pre-treatment units at the Wynnewood Refinery, creation of an Environmental, Social and Governance (“ESG”) committee and the publication of ESG reports and restructuring to better align with management and financial reporting. Our Energy segment expects to continue to explore options to decarbonize its business in areas with attractive economics, without sole reliance on government subsidies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Net sales	$1,834	$2,522	$5,663	$7,045
Cost of goods sold	1,914	2,048	5,549	5,964
Gross margin	$(80)	$474	$114	$1,081

Three Months Ended September 30, 2024 and 2023

Net sales for our Energy segment decreased by $688 million (27%) for the three months ended September 30, 2024 as compared to the comparable prior year period due to a decrease in our petroleum business’ net sales of $683 million, as well as a decrease in our nitrogen fertilizer business’ net sales by $5 million over the comparable period. The decrease in the petroleum business’ net sales was due to lower refined product prices resulting from elevated inventory levels and reduced demand along with a decline in sales as a result of the Wynnewood Refinery fire and an unplanned outage at the Coffeyville Refinery. The decrease in our nitrogen fertilizer business’ net sales was primarily due to a decrease in urea ammonium nitrate (“UAN”) sales volumes, offset in part by favorable UAN and ammonia pricing conditions in the current period.

Cost of goods sold for our Energy segment decreased by $134 million (7%) for the three months ended September 30, 2024 as compared to the comparable prior year period. The decrease was primarily due to declines in our petroleum business as a result of a decrease in net sales and increased RFS expenses of $187 million which includes unfavorable RINs liability revaluation of $232 million, offset in part by a favorable derivatives impact of $97 million in the current period compared to losses in the three months ended September 30, 2023. Gross margin for our Energy segment decreased by $554 million for the three months ended September 30, 2024 as compared to the comparable prior year period. Gross margin as a percentage of net sales was (4%) and 19% for the three months ended September 30, 2024 and 2023, respectively. The decrease in gross margin as a percentage of net sales was primarily attributable to the petroleum business, as a result of lower refining margins driven by increased inventory levels and lower demand in the current year.

Nine Months Ended September 30, 2024 and 2023

Net sales for our Energy segment decreased by $1.4 billion (20%) for the nine months ended September 30, 2024 as compared to the comparable prior year period due to a decrease in our petroleum business’ net sales, which decreased $1.2 billion, as well as a decrease in our nitrogen fertilizer business’ net sales, which decreased $154 million over the comparable periods. The decrease in the petroleum business’ net sales was due to lower refined product prices resulting from elevated inventory levels and reduced demand along with a decline in sales as a result of the Wynnewood Refinery fire and an unplanned outage at the Coffeyville Refinery. The decrease in our nitrogen fertilizer business’ net sales was primarily due to unfavorable UAN and ammonia pricing conditions and sales volumes.

Cost of goods sold for our Energy segment decreased by $415 million (7%) for the nine months ended September 30, 2024 as compared to the comparable prior year period. The decrease was primarily due to declines in our petroleum business as a result of a decrease in net sales and increased RFS expenses of $52 million, which includes unfavorable RINs liability revaluation of $196 million, offset in part by a favorable derivatives impact of $61 million. Gross margin for our Energy segment decreased by $967 million for the nine months ended September 30, 2024 as compared to the comparable prior year period. Gross margin as a percentage of net sales was 2% and 15% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the gross margin as a percentage of net sales was primarily attributable to the petroleum business, as a result of lower refining margins driven by increased inventory levels and lower demand in the current year.

Automotive

Our Automotive segment’s results of operations are generally driven by the demand for automotive service and maintenance, which is impacted by general economic factors, vehicle miles traveled, and the average age of vehicles on the road, among other factors.

Our Automotive segment has been in the process of a multi-year transformation plan. As part of this plan, our Automotive segment completed the separation of certain of its Automotive Services and Aftermarket Parts businesses into two separate operating companies. Auto Plus, which operated the majority of our Aftermarket Parts business, began operating in locations owned and leased by the Aftermarket Services business.

In January 2023, Auto Plus filed a voluntary bankruptcy petition seeking relief under Chapter 11 of the Bankruptcy Code, resulting in the cessation of operations and deconsolidation, which reduced our Automotive segment’s assets. Our results of operations for the nine months ended September 30, 2023 include the results of Auto Plus prior to its deconsolidation as of January 31, 2023. Following the bankruptcy, Auto Plus exited the Automotive Services locations within which it operated.

Our Automotive segment’s results also include AEP PLC LLC (“AEP PLC”), which acquired $10 million in assets, mainly comprised of Aftermarket Parts inventory from the Auto Plus auction. We are in the process of selling the remaining inventory which we expect will be complete by the end of 2024 and which would remove us from the Aftermarket Parts business.

In connection with its transformation plan, the Automotive segment leases available and excess real estate in certain locations under long-term operating leases, in which the Aftermarket Parts business formally operated.

During the third quarter of 2024, we experienced declining sales in our Automotive Services business, due to, among other factors, reduced consumer spending on automotive repairs and maintenance and certain operational challenges, resulting in a reduction in expected future cash flows. This led to a goodwill triggering event during the quarter ended September 30, 2024. Our goodwill impairment testing concluded that no impairment is required at this time, and we have undertaken operational changes, including changes in management and strategy, that we believe will lead to improvements in the performance of the business and cash flows. However, if our growth and profitability initiatives do not realize their expected benefits, our assets in this business may be subject to impairment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Net sales and other revenues from operations	$359	$430	$1,096	$1,283
Cost of goods sold and other expenses from operations	279	298	801	901
Gross margin	$80	$132	$295	$382

Three Months Ended September 30, 2024 and 2023

Net sales and other revenues from operations for our Automotive segment for the three months ended September 30, 2024 decreased by $71 million (17%) as compared to the comparable prior year period. The decrease was primarily attributable to a decrease in Automotive Services of $51 million (13%), mainly due to reduced consumer spending on automotive repairs and maintenance and operational challenges such as insuffcient tire inventory in certain locations, which had an adverse impact on our tire sales in the current period. The decrease was also partially due to a decrease in Aftermarket Parts revenue of $20 million (83%), mainly due to the winding down of the Aftermarket Parts business.

Cost of goods sold and other expenses from operations for the three months ended September 30, 2024 decreased by $19 million (6%) as compared to the comparable prior year period. The decrease was primarily driven by lower net sales mainly due to reduced consumer spending on automotive repairs and maintenance and a decline in tire sales in the current period. Gross margin on net sales and other revenue from operations for the three months ended September 30, 2024 decreased by $52 million (39%) from the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 22% and 31% for the three months ended September 30, 2024 and 2023, respectively.

Nine Months Ended September 30, 2024 and 2023

Net sales and other revenues from operations for our Automotive segment for the nine months ended September 30, 2024 decreased by $187 million (15%) as compared to the comparable prior year period. The decrease was primarily driven by a decrease in Aftermarket Parts sales of $94 million (81%), mainly due to the deconsolidation of Auto Plus as of January 31, 2023. The decrease was also partially due to a decrease in Automotive Services of $93 million (8%), mainly due to reduced consumer spending on automotive repairs and maintenance.

Cost of goods sold and other expenses from operations for the nine months ended September 30, 2024 decreased by $100 million (11%) as compared to the comparable prior year period. The decrease was primarily driven by decreased aftermarket parts sales related to the deconsolidation of Auto Plus, in addition to cost reduction efforts and lower net sales mainly related to reduced consumer spending on automotive repairs and maintenance at our Automotive Services business. Gross margin on net sales and other revenue from operations for the nine months ended September 30, 2024 decreased by $87 million (23%) from the comparable prior year period. Gross margin as a percentage of net sales and other revenue from operations was 27% and 30% for the nine months ended September 30, 2024 and 2023, respectively.

Food Packaging

Our Food Packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Three Months Ended September 30, 2024 and 2023

Net sales for the three months ended September 30, 2024 decreased $4 million (4%) as compared to the comparable prior year period. The decrease was primarily due to a decrease of $8 million in price and product mix, offset in part by higher volumes of $4 million. Cost of goods sold for the three months ended September 30, 2024 increased $3 million (4%) compared to the comparable prior year period primarily due to effects of higher volume and lower absorption of manufacturing fixed costs. Gross margin as a percentage of net sales was 15% and 21% for the three months ended September 30, 2024 and 2023, respectively.

Nine Months Ended September 30, 2024 and 2023

Net sales for the nine months ended September 30, 2024 decreased $33 million (10%) as compared to the comparable prior year period. The decrease was primarily due to a decrease of $19 million in price and product mix and lower volumes of $14 million. Cost of goods sold for the nine months ended September 30, 2024 decreased $12 million (5%) compared to the comparable prior year period primarily due to effects of lower volume and corresponding lower absorption of manufacturing fixed costs. Gross margin as a percentage of net sales was 18% and 22% for the nine months ended September 30, 2024 and 2023, respectively.

Real Estate

Our Real Estate segment consists of investment properties which includes land, retail, office and industrial properties leased to corporate tenants, the development and sale of single-family homes, and the operations of a resort and two country clubs. Sales of single-family homes and investment properties are included in net sales in our consolidated statements of operations. Results from operations at investment properties and our country clubs are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for the three months ended September 30, 2024 and 2023 was primarily derived from country club and resort operations. Revenue from our real estate operations for the nine months ended September 30, 2024 and 2023 was primarily derived from the sale of single-family homes and country club operations.

Three Months Ended September 30, 2024 and 2023

Net sales for the three months ended September 30, 2024 decreased by $23 million (79%) as compared to the comparable prior year period primarily due to the one time sale of a $17 million investment property in the prior year period and a decrease in single-family home sales as inventory is almost sold out in one country club, while the second country club is ramping up its development with sales expected to commence in 2025. Cost of goods sold for the three months ended September 30, 2024 decreased $15 million (75%) compared to the prior year period primarily due to the aforementioned sale of an investment property in the prior year period. Gross margin as a percentage of net sales was 17% and 31% for the three months ended September 30, 2024 and 2023, respectively.

Other revenues from operations for the three months ended September 30, 2024 increased by $1 million (5%) as compared to the comparable prior year period. Other expenses from operations for the three months ended September 30, 2024 increased by $1 million (6%) as compared to the comparable prior year period.

Nine Months Ended September 30, 2024 and 2023

Net sales for the nine months ended September 30, 2024 decreased by $32 million (65%) as compared to the comparable prior year period primarily due to the absence of a $17 million sale of an investment property in the prior year period and a decrease in single-family home sales as inventory is almost sold out in one country club, while the second country club is ramping up its development with sales expected to commence in 2025. Cost of goods sold for the nine months ended September 30, 2024 decreased $21 million (62%) compared to the prior year period primarily due the aforementioned sale of an investment property in the prior year period. Gross margin as a percentage of net sales was 24% and 31% for the nine months ended September 30, 2024 and 2023, respectively.

Other revenues from operations for the nine months ended September 30, 2024 increased by $1 million (2%) as compared to the comparable prior year period. Other expenses from operations for the nine months ended September 30, 2024 increased by $2 million (4%) compared to the prior year period.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended September 30, 2024 and 2023

Net sales for the three months ended September 30, 2024 increased by $1 million (2%) as compared to the comparable prior year period. Cost of goods sold for the three months ended September 30, 2024 increased by $1 million (3%) compared to the comparable prior year period. Gross margin as a percentage of net sales was 19% and 20% for the three months ended September 30, 2024 and 2023, respectively.

Nine Months Ended September 30, 2024 and 2023

Net sales for the nine months ended September 30, 2024 decreased $5 million (4%) as compared to the comparable prior year period mostly due to lower demand from our retail and international businesses. Cost of goods sold for the nine months ended September 30, 2024 decreased by $6 million (6%) as compared to the comparable prior year period mostly due to lower material costs and improved manufacturing efficiency. Gross margin as a percentage of net sales was 23% and 21% for the nine months ended September 30, 2024 and 2023, respectively.

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

Three Months Ended September 30, 2024 and 2023

Net sales for the three months ended September 30, 2024 increased by $2 million (8%) as compared to the comparable prior year period primarily due to continued higher prescription growth resulting in increased sales. Cost of goods sold for the three months ended September 30, 2024 decreased $2 million (13%) as compared to the comparable prior year period primarily due to improved inventory management. Gross margin as a percentage of net sales was 52% and 40% for the three months ended September 30, 2024 and 2023, respectively.

Nine Months Ended September 30, 2024 and 2023

Net sales for the nine months ended September 30, 2024 increased by $8 million (12%) compared to the comparable prior year period primarily due to continued higher prescription growth resulting in increased sales. Cost of goods sold for the nine months ended September 30, 2024 was flat as compared to the prior year period. Gross margin as a percentage of net sales was 46% and 40% for the nine months ended September 30, 2024 and 2023, respectively.

Holding Company

Our Holding Company’s results of operations primarily reflect the loss on deconsolidation of one of its subsidiaries, credit loss on its related party note receivable, and interest expense on its senior unsecured notes for each of the three and nine months ended September 30, 2024 and 2023.

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

Other Consolidated Results of Operations

Selling, General and Administrative

Three Months Ended September 30, 2024 and 2023

Our consolidated selling, general and administrative costs during the three months ended September 30, 2024 decreased by $7 million (3%) as compared to the comparable prior year period primarily due to lower expenses of our Automotive segment of $14 million mainly related to the deconsolidation of Auto Plus.

Nine Months Ended September 30, 2024 and 2023

Our consolidated selling, general and administrative costs during the nine months ended September 30, 2024 decreased by $75 million (11%) as compared to the comparable prior year period primarily due to lower expenses of our Automotive segment of $59 million mainly related to the deconsolidation of Auto Plus.

Interest Expense

Three Months Ended September 30, 2024 and 2023

Our consolidated interest expense during the three months ended September 30, 2024 decreased by $18 million (12%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense for our Investment segment of $30 million attributable to changes in short exposure composition. The decrease was offset in part by higher interest expense in our Holding Company segment of $9 million mainly due to the refinancing of bonds at higher rates than the comparable prior year period.

Nine Months Ended September 30, 2024 and 2023

Our consolidated interest expense during the nine months ended September 30, 2024 decreased by $32 million (8%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense for our Investment segment of $69 million attributable to changes in short exposure. The decrease was offset in part by higher interest expense in our Holding Company segment and Energy segment of $20 million and $19 million, respectively, mainly due to the refinancing of bonds at higher interest rates than the comparative period.

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

Liquidity and Capital Resources

Holding Company Liquidity

We are a holding company. Our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units depends on the cash flow resulting from divestitures, equity offerings and debt financings, interest income, returns on our interests in the Investment Funds and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include receipt of dividends and distributions from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt or distributions on our depositary units could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. For the third quarter of 2024, CVR Energy, our subsidiary in our Energy segment, elected to suspend payment of its cash dividend which will reduce our cash flow for the relevant period. In addition, our subsidiaries are not obligated to make funds available to us and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements.

As of September 30, 2024, our Holding Company had cash and cash equivalents of approximately $1.6 billion and total debt of approximately $4.7 billion. As of September 30, 2024, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $2.7 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity,” including under “Investment Funds Redemptions and Distributions,” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

Holding Company outstanding senior unsecured notes consist of the following:

	September 30,	December 31,
	2024	2023

	(in millions)
6.375% senior unsecured notes due 2025	—	750
6.250% senior unsecured notes due 2026	1,250	1,250
5.250% senior unsecured notes due 2027	1,455	1,455
4.375% senior unsecured notes due 2029	750	750
9.750% senior unsecured notes due 2029	700	700
9.000% senior unsecured notes due 2030	750	—
	4,905	4,905
Less: Unamortized discounts, premiums, and debt issuance costs	(5)	(1)
Less: Notes held in treasury (1)	(217)	(57)
Total Debt	$4,683	$4,847
(1)	At September 30, 2024, total debt is net of notes held in treasury of $92 million aggregate principal amount of our 4.375% senior unsecured notes due 2029, $73 million aggregate principal amount of our 5.25% senior unsecured notes due 2027, and $52 million aggregate principal amount of our 6.25% senior unsecured notes due 2026. At December 31, 2023, total debt is net of shares held in treasury of $12 million aggregate principal amount of our 6.25% senior unsecured notes due 2026, $5 million aggregate principal amount of our 5.25% senior unsecured notes due 2027, and $ 40 million aggregate principal amount of our 4.375% senior unsecured notes due 2029.

Holding Company debt consists of various issues of fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of senior unsecured notes is payable semi-annually.

In May 2024, the Issuers issued $750 million in aggregate principal amount of 9.000% senior unsecured notes due 2030. The net proceeds from the issuance were used to redeem the remaining outstanding 6.375% senior unsecured notes due 2025 in full on June 13, 2024.

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

The indentures governing our senior unsecured notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. During the second quarter of 2024, the 6.375% senior notes due 2026 became callable without a premium. Additionally, each of the 5.250% seniors notes due 2027, the 4.375% senior notes due 2029 and the 9.000% senior notes due 2030 are subject to optional redemption premiums in the event we redeem any of these notes prior to six months before maturity. The 9.750% senior notes due 2029 are subject to optional redemption premiums in the event we redeem these notes prior to three months before maturity.

As of September 30, 2024 and December 31, 2023, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of September 30, 2024, based on covenants in the indentures governing our senior unsecured notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

Debt Repurchase and Sales

In November and December of 2023, we repurchased in the open market approximately $35 million aggregate principal amount of our 4.750% senior unsecured notes due 2024, $12 million aggregate principal amount of our 6.25% senior unsecured notes due 2026, $5 million aggregate principal amount of our 5.25% senior unsecured notes due 2027, and $40 million aggregate principal amount of our 4.375% senior unsecured notes due 2029 for total cash paid of $84 million for a total aggregate principal amount $92 million. The Company cancelled and reduced the outstanding principal of the repurchased 4.750% senior unsecured notes due 2024, and the remaining repurchased notes of $57 million aggregate principal were extinguished but were not retired and are held in treasury. In April 2024, we sold the $12 million in aggregate principal amount of our 6.250% senior unsecured notes due 2026 and the $5 million in aggregate principal amount of our 5.250% senior unsecured notes due 2027, both previously repurchased and held in treasury, in the open market. In August and September of 2024, we repurchased in the open market approximately $52 million aggregate principal amount of our 6.25% senior unsecured notes due 2026, $73 million aggregate principal amount of our 5.25% senior unsecured notes due 2027, and $52 million aggregate principal amount of our 4.375% senior unsecured notes due 2029. The repurchased notes of $217 million aggregate principal were extinguished but were not retired and are held in treasury.

At-The-Market Offerings

During the three months ended September 30, 2024, we sold 233,000 depositary units pursuant to the Open Market Sale Agreement entered into November 21, 2022, resulting in gross proceeds of approximately $4 million. During the nine months ended September 30, 2024, we sold 5,806,986 depositary units pursuant to the Open Market Sale Agreement, resulting in gross proceeds of approximately $102 million. On August 26, 2024, we entered into a new Open Market Sales Agreement providing for sales of depositary units of up to $400 million. We continue to have effective Open Market Sale Agreements and Icahn Enterprises may sell its depositary units for up to an additional $47 million in aggregate gross sale proceeds pursuant to its Open Market Sales Agreement entered into November 21, 2022 and up to $400 million in aggregate gross sales proceeds pursuant to its Open Market Sales Agreement entered into August 26, 2024. No assurance can be made that any or all amounts will be sold during the term of the agreements, and we have no obligation to sell additional depositary units under the Open Market Sale Agreements. Depending on market conditions, we may continue to sell depositary units under our effective Open Market Sale Agreements, and, if appropriate, enter into a new Open Market Sale Agreement to continue our At-The-Market sales program. Our ability to access remaining capital under our At-The-Market program may be limited by market conditions at the time of any future potential sale. While we were able to sell depositary units during the nine months ended September 30, 2024, there can be no assurance that any future capital will be available on acceptable terms or at all under this program.

LP Unit Distributions

During the nine months ended September 30, 2024, Icahn Enterprises declared three quarterly distributions, each distribution in the amount of $1.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $314 million, of which $175 million was distributed to Mr. Icahn and his affiliates.

On November 6, 2024, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about December 26, 2024 to depositary unitholders of record at the close of business on November 18, 2024. Depositary unitholders will have until December 13, 2024 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending December 20, 2024. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Repurchase Authorization

On May 9, 2023, the Board of Directors of Icahn Enterprises GP, the Company’s General Partner, approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior unsecured notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”). The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. As of September 30, 2024, the Company has not repurchased any of the Company’s depositary units and the Company has repurchased $269 million worth of senior unsecured notes in aggregate under the Repurchase Program. See “Debt Repurchases and Sales” above. On November 6, 2024, the Board re-approved the Repurchase Program, and, pursuant to the reapproved Program, we are authorized to repurchase up to an additional $500 million worth of our outstanding fixed-rate senior unsecured notes, in addition to the approximately $269 million we have already repurchased under the Repurchase Program, and we remain authorized to repurchase up to $500 million of our depositary units.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Our cash held at consolidated affiliated partnerships balance was $808 million and $1,068 million as of September 30, 2024 and December 31, 2023, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of the Investment segment or Icahn Enterprises.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of September 30, 2024, the Investment Funds had a net short notional exposure of 2%. The Investment Funds’ long exposure was 113% (100% long equity and 13% long credit) and its short exposure was 115% (92% short equity, 20% short credit and 3% short commodity). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at September 30, 2024.

Of the Investment Funds’ 113% long exposure, 58% was comprised of the fair value of its long positions and 55% was comprised mostly of single name equity forward and swap contracts. Of the Investment Funds’ 115% short exposure, 63% was comprised of the fair value of its short positions and 52% was comprised mostly of short broad market index swap derivative contracts, short credit default swap contracts and short commodity contracts.

With respect to both our long positions that are not notionalized (58% long exposure) and our short positions that are not notionalized (63% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other long positions (55% long exposure) and short positions (52% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Investment Funds Redemptions and Distributions

During the nine months ended September 30, 2024 and 2023, Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $250 million and $2.0 billion, respectively, from his personal interest in the Investment Funds included in the Investment segment in the nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, the total fair market value of investments in the Investment Funds owned by the Company was approximately $2.7 billion and $3.2 billion, respectively, representing approximately 64% and 60% of the Investment Funds’ assets under management as of each respective date.

During the nine months ended September 30, 2024, the Investment Funds issued a pro-rata distribution of $650 million in cash, including $256 million to Mr. Icahn and his affiliates (excluding us and Brett Icahn) and $394 million to the Holding Company.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	September 30,	December 31,
	2024	2023

	(in millions)
Energy	$534	$1,179
Automotive	111	104
Food Packaging	6	8
Real Estate	27	22
Home Fashion	5	5
Pharma	40	26
	$723	$1,344

Segment Borrowings and Availability

Segment debt consists of the following:

	September 30,	December 31,
	2024	2023

	(in millions)
Energy	$1,582	$2,185
Automotive	24	33
Food Packaging	142	133
Real Estate	2	1
Home Fashion	14	8
	$1,764	$2,360

Energy

In February 2024, CVR Energy redeemed all of its $600 million in aggregate principal amount of 5.25% senior unsecured notes due 2025. As a result of this transaction, CVR Energy recognized a $1 million loss on extinguishment of debt for the nine months ended September 30, 2024.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of September 30, 2024, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

September 30,
2024
(in millions)
Energy	$329
Food Packaging	25
Home Fashion	4
$358

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Net Cash Used In			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

Holding Company	$(111)	$469	$(374)	$(139)	$346	$(9)
Investment	342	—	(905)	2,606	—	(2,033)

Other Operating Segments:
Energy	306	(164)	(794)	984	(181)	(424)
Automotive	19	(37)	22	97	(33)	3
Food Packaging	1	(10)	8	31	(9)	(20)
Real Estate	20	(15)	(2)	33	2	(28)
Home Fashion	(17)	(5)	22	(2)	(1)	2
Pharma	28	1	(15)	11	—	(10)
Other operating segments	357	(230)	(759)	1,154	(222)	(477)
Total before eliminations	588	239	(2,038)	3,621	124	(2,519)
Eliminations	—	(465)	465	—	(205)	205
Consolidated	$588	$(226)	$(1,573)	$3,621	$(81)	$(2,314)

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

Holding Company

	Nine Months Ended September 30,
	2024	2023

Operating Activities:
Cash payments for interest on senior unsecured notes	$(171)	$(186)
Interest and dividend income	76	68
Net cash receipts for income taxes, net of payments	(2)	(3)
Operating transactions with subsidiaries	17	—
Operating costs and other	(31)	(18)
	$(111)	$(139)
Investing Activities:
Proceeds from partial sale of interests in consolidated subsidiaries	$—	$158
Distributions from the Investment Funds	395	—
Cash from operating segments	146	227
Cash to operating segments	(76)	(22)
Related party note receivable disbursements and repayments, net	4	(17)
	$469	$346
Financing Activities:
Partnership contributions	$104	$182
Partnership distributions	(320)	(191)
Proceeds from Holding Company senior unsecured notes	766	—
Repayments and repurchases of Holding Company senior unsecured notes	(918)	—
Payments to acquire additional interests in subsidiaries	(1)	—
Other financing activities, net	(5)	—
	$(374)	$(9)
Increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$(16)	$198

Operating transactions with subsidiaries includes the reimbursement of operating expenses to our Investment segment based on an expense-sharing agreement.

Proceeds from partial sale of interests in consolidated subsidiaries include proceeds from the sale of equity investments.

Distributions paid from the Investment Funds include a pro-rata distribution paid, which includes payment to the Holding Company, and are eliminated in consolidation.

Cash from operating segments is made up of dividends, distributions, and repayments of intercompany loans that are eliminated in consolidation. During the nine months ended September 30, 2024, this includes cash dividends received from our Energy segment of $100 million, cash distributions received from our Real Estate segment of $24 million, cash distributions from our Automotive segment of $7 million and repayments of intercompany loans from our Pharma segment of $15 million. During the nine months ended September 30, 2023, this includes cash dividends received from our Energy segment of $178 million, cash distributions from our Real Estate segment of $39 million and cash distributions from our Pharma segment of $10 million.

Cash to operating segments is made up of intercompany loans and contributions to operating segments that are eliminated in consolidation. During the nine months ended September 30, 2024, changes in cash to operating segments was mainly attributable to cash paid to our Automotive segment of $38 million, Real Estate segment of $22 million and Home Fashion segment of $16 million. During the nine months ended September 30, 2023, this includes cash paid to our Automotive segment of $11 million, Real Estate segment of $9 million and our Home Fashion segment of $2 million.

Partnership contributions represent sales in connection with our At-The-Market offerings pursuant to our Open Market Sale Agreements, as discussed above.

Partnership distributions represent cash paid to depositary unitholders in connection with our regularly quarterly distributions.

Subsidiary Dividends

During the nine months ended September 30, 2024, we received $100 million in dividends from our Energy segment.

 Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Our Investment segment’s cash flows used in financing activities for the nine months ended September 30, 2024 was mainly attributable to a pro-rata distribution of $650 million and redemptions paid to Mr. Icahn and his affiliates (excluding us and Brett Icahn) of $250 million from the Investment Funds. Our Investment segment’s cash flows used in financing activities for the nine months ended September 30, 2023 was mainly attributable to redemptions paid to Mr. Icahn and his affiliates (excluding us and Brett Icahn) of $2.0 billion.

Other Operating Segments

	Nine Months Ended September 30,
	2024	2023

Operating Activities:
Net cash flow from operating activities before changes in operating assets and liabilities	$331	$1,217
Changes in operating assets and liabilities	26	(63)
	$357	$1,154
Investing Activities:
Capital expenditures	$(192)	$(201)
Turnaround expenditures	(46)	(53)
Acquisition of businesses, net of cash acquired	(2)	—
Proceeds from sale of assets	4	4
Return of equity method investment	5	20
Other	1	8
	$(230)	$(222)
Financing Activities:
Proceeds from other borrowings	$22	$36
Repayments of other borrowings	(617)	(63)
Dividends and distributions to non-controlling interests	(88)	(241)
Cash from Holding Company	76	22
Cash to Holding Company	(146)	(227)
Other	(6)	(4)
	$(759)	$(477)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(1)	—
Decrease (increase) in cash and cash equivalents and restricted cash and restricted cash equivalents	$(633)	$455

Our other operating segments’ cash flows from operating activities before changes in operating assets and liabilities were primarily attributable to the results of our Energy segment during both periods. The change in cash flows from operating activities for the nine months ended September 30, 2024 as compared to the comparable prior year was primarily due to a decrease in the operating results of our Energy segment primarily associated with a decrease in our petroleum business’ net sales.

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

Cash from Holding Company is made up of intercompany loans and contributions between our Holding Company and subsidiaries that are eliminated in consolidation. During the nine months ended September 30, 2024, the changes in cash from Holding Company were mainly attributable to cash paid to our Automotive segment of $38 million, Real Estate segment of $22 million and our Home Fashion segment of $16 million. During the nine months ended September 30, 2023, this included cash paid to our Automotive segment of $11 million, Real Estate segment of $9 million and our Home Fashion segment of $2 million.

Cash to Holding Company is made up of dividends, distributions and intercompany loans that are eliminated in consolidation. During the nine months ended September 30, 2024, this includes cash dividends paid from our Energy segment of $100 million, cash distributions from our Real Estate segment of $24 million, cash distributions from our Automotive segment of $7 million, and repayments of intercompany loans from our Pharma segment of $15 million. During the nine months ended September 30, 2023, this includes cash dividends from our Energy segment of $178 million and cash distributions from our Real Estate segment of $39 million and cash distributions from our Pharma segment of $10 million.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of September 30, 2024, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $248 million, $268 million and $498 million, respectively. However, as of September 30, 2024, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an interest of approximately 64% in the Investment Funds.

Item 4. Controls and Procedures

As of September 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below, there were no material changes to our risk factors during the nine months ended September 30, 2024 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

Our general partner, and its control person, has significant influence over us, and sales by our controlling unitholder pursuant to a margin call or otherwise could cause our unit price or the value of our assets in the Investment Funds to decline or otherwise impact our liquidity.

Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises, and approximately 86% of Icahn Enterprises’ outstanding depositary units as of September 30, 2024, and, as a result, has the ability to influence many aspects of our operations and affairs.

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

In addition, in past years through the present, Mr. Icahn from time to time has had and currently has borrowings from lenders and has pledged assets he owns personally, directly or through his affiliates, to secure these loans, which pledged assets include Icahn Enterprises depositary units and interests in the Investment Funds. The number of depositary units and the amount of interests in the Investment Funds owned personally by Mr. Icahn, directly or through his affiliates, pledged to secure these loans has been substantial and has fluctuated over time as a result of the amount of outstanding principal amount of the loans, the market price of the depositary units, the value of the Investment Fund interests, and other factors. As of September 30, 2024, Mr. Icahn and his affiliates have pledged 433,206,933 depositary units and approximately $1.1 billion of interests in the Investment Funds. Neither Icahn Enterprises nor any of its subsidiaries are party to these loans. Mr. Icahn amended and restated his loan agreements in July of 2023 (as amended and restated, the “Loan Agreement”), extending the maturity of certain of the previous loans, amending certain covenants, and providing for a principal payment of $500 million that was made prior to September 1, 2023, quarterly principal payments of $87.5 million beginning in September 2024, and a final principal payment of $2.6 billion at the end of the term. On July 2, 2024, Mr. Icahn and his affiliates entered into Amendment No. 1 to the Loan Agreement (“Amendment No. 1”). Among other changes, Amendment No. 1 extended the maturity of the Loan Agreement to July 2027 and correspondingly extended the payment due dates under the Loan Agreement, amended certain covenants, provided for a principal payment of approximately $453 million in connection with the execution of Amendment No. 1, and provided for additional quarterly principal payments of $87.5 million during the additional term of the Loan Agreement. In addition, Amendment No. 1 provides for the pledging by Mr. Icahn of (i) depositary units of IEP owned by Mr. Icahn, (ii) interests owned by Mr. Icahn in the Investment Funds, and (iii) certain other collateral unrelated to IEP or the Investment Funds. The terms of the Loan Agreement require that distributions paid upon, or proceeds from sales of, pledged depositary units be used to prepay the loans or be pledged as additional collateral. Pursuant to the terms of the Loan Agreement, a margin call may only be triggered in the event that the loan-to-value ratio set forth in the Loan Agreement is not maintained.

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

Item 2. Unregistered Sales of Equity Securities and Use or Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any depositary units pursuant to our approved repurchase program discussed above. The table below summarizes other repurchases of our depositary units during the quarter ended September 30, 2024, all of which represent the settlement of vested units and units withheld to pay taxes on the vesting of restricted depositary units.

				Maximum Number
			Total Number of Units	(or Approximate Dollar
		Average Price	Purchased as Part	Value) of Units that May
	Total Number of Units	Paid Per	of Publicly Announced	Yet be Purchased Under the
	Repurchased	Unit	Plans or Programs	Plans or Programs
July 1, 2024 through July 31, 2024	—	$—	—	$500,000,000
August 1, 2024 through August 31, 2024	—	$—	—	$500,000,000
September 1, 2024 through September 30, 2024	62,692	$14.17	—	$500,000,000

Item 5. Other Information

During our last fiscal quarter, no director or officer, as defined in Rule 16a-f(1), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit No.	Description
10.1

Employment Letter Agreement, dated September 26, 2024, by and among the Company and Ted Papapostolou (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2024).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

Date: November 8, 2024