Form 10-K
period 2024-12-31
ICAHN ENTERPRISES L.P.
filed 2025-02-26
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of Icahn Enterprises’ depositary units held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of depositary units on the Nasdaq Global Select Market (“Nasdaq”) on such date was $1.1 billion. As of February 25, 2025, there were 522,736,315 depositary units outstanding.

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

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Item 7 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; the impacts from the Russia/Ukraine conflict and conflict in the Middle East, including economic volatility and the impacts of export controls and other economic sanctions; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest, including the impact of the use of leverage through options, short sales, swaps, forwards and other derivative instruments; risk related to our ability to comply with the covenants in our senior notes and the risk of foreclosure on the assets securing our notes; declines in the fair value of our investments, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended, or to be taxed as a corporation; risks relating to short sellers and associated litigation and regulatory inquires; risks related to our general partner and controlling unitholder; pledges of our units by our controlling unitholder; risks related to our energy business, including the volatility and availability of crude oil, other feed stocks and refined products, declines in global demand for crude oil, refined products and liquid transportation fuels, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; volatile commodity pricing and higher industry utilization and oversupply risks relating to potential strategic transactions involving our Energy segment, and the impact of tariffs; risks related to our automotive activities and exposure to adverse conditions in the automotive industry, including as a result of the Chapter 11 filing of our automotive parts subsidiary; risks related to our food packaging activities, including competition from better capitalized competitors, inability of our suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; supply chain issues; inflation, including increased costs of raw materials and shipping; interest rate increases; labor shortages and workforce availability; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; and risks related to our home fashion operations, including changes in the availability and price of raw materials, manufacturing disruptions, and changes in transportation costs and delivery times; political and regulatory uncertainty, including changing economic policy and the imposition of tariffs. These risks and uncertainties also include the risks and uncertainties described elsewhere in this Report, including under the caption “Risk Factors,” under Item 1A of this Report. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Risks Relating to Our Structure

●	Our general partner, and its control person, has significant influence over us, and sales by our controlling unitholder pursuant to a margin call or otherwise could cause our unit price or the value of our assets in the Investment Funds to decline or otherwise impact our liquidity;
●	We have engaged, and in the future may engage, in transactions with our affiliates;
●	We are subject to the risk of becoming an investment company;
●	We may structure transactions in a less advantageous manner to avoid becoming subject to the Investment Company Act;
●	We may become taxable as a corporation if we are no longer treated as a partnership for U.S. federal income tax purposes;
●	We may be negatively impacted by the potential for changes in tax laws;
●	Holders of depositary units may be required to pay tax on their share of our income even if they did not receive cash distributions from us;
●	Tax gain or loss on the disposition of our depositary units could be more or less than expected;
●	Tax-exempt entities may recognize unrelated business taxable income they receive from holding our units, and may face other unique issues specific to their U.S. federal income tax classification;
●	Non-U.S. persons may be subject to withholding regimes and U.S. federal income tax on certain income they may earn from holding or disposing of our units;
●	We may be liable for any underwithholding by nominees on our distributions or on transfers of our units made after January 1, 2023;
●	Our unitholders likely will be subject to state and local taxes and return filing or withholding requirements in states in which they do not live as a result of investing in our units;
●	We prorate our items of income, gain, loss and deduction between transferors and transferees of our units based upon the ownership of our units at the close of business on the last day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders;
●	A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, such unitholder would no longer be treated for U.S. federal income tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition;
●	If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it (and some states) may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available to service debt or pay distributions to our unitholders, if and when resumed, could be substantially reduced;
●	We may be subject to the pension liabilities of our affiliates;
●	We are a limited partnership and a ‘‘controlled company’’ within the meaning of the Nasdaq rules and as such are exempt from certain corporate governance requirements;
●	Certain members of our management team may be involved in other business activities that may involve conflicts of interest;
●	Holders of Icahn Enterprises’ depositary units have limited voting rights, including rights to participate in our management;
●	Holders of Icahn Enterprises’ depositary units may not have limited liability in certain circumstances and may be personally liable for the return of distributions that cause our liabilities to exceed our assets;

●	Since we are a limited partnership, you may not be able to pursue legal claims against us in U.S. federal courts; and
●	We have become subject to, and may in the future be subject to, short selling strategies driving down the market price of our depositary units and increasing the volatility of the trading market for our depositary units, as well as regulatory investigations and litigation.

Risks Relating to Liquidity and Capital Requirements

●	We are a holding company and depend on the businesses of our subsidiaries to satisfy our obligations;
●	To service our indebtedness, we will require a significant amount of cash. Our ability to maintain our current cash position or generate cash depends on many factors beyond our control;
●	Our failure to comply with the covenants contained under any of our debt instruments, including the indentures governing our senior notes (including our failure to comply as a result of events beyond our control), could result in an event of default or a foreclosure on the collateral securing the notes that would materially and adversely affect our financial condition;
●	We may not have sufficient funds necessary to finance a change of control offer that may be required by the indentures governing our senior notes;
●	We have made significant investments in the Investment Funds and negative performance of the Investment Funds may result in a significant decline in the value of our investments; and
●	Future cash distributions to Icahn Enterprises’ unitholders, if any, can be affected by numerous factors.

Risks Relating to Our Investment Segment

●	Our investments may be subject to significant uncertainties;
●	The historical financial information for the Investment Funds is not necessarily indicative of its future performance;
●	The Investment Funds’ investment strategy involves numerous and significant risks, including the risk that we may lose some or all of our investments in the Investment Funds. This risk may be magnified due to concentration of investments and investments in undervalued securities;
●	We may not be able to identify suitable investments, and our investments may not result in favorable returns or may result in losses;
●	Successful execution of our activist investment activities involves many risks, certain of which are outside of our control;
●	The Investment Funds make investments in companies we do not control;
●	The use of leverage in investments by the Investment Funds may pose a significant degree of risk and may enhance the possibility of significant loss in the value of the investments in the Investment Funds;
●	The possibility of increased regulation could result in additional burdens on our Investment segment;
●	The ability to hedge investments successfully is subject to numerous risks;
●	The Investment Funds invest in distressed securities, as well as bank loans, asset backed securities and mortgage-backed securities; and
●	The Investment Funds may invest in companies that are based outside of the United States, which may expose the Investment Funds to additional risks not typically associated with investing in companies that are based in the United States.

Risks Relating to our Consolidated Operating Subsidiaries

Our consolidated operating subsidiaries are subject to various risks, including but not limited to:

●	Changes in regulations and regulatory actions;
●	Operational disruptions, damage to property, injury to persons or environmental and legal liability;
●	Environmental, health or safety laws and regulations;
●	Increased investor and market interest in environmental, social and governance (“ESG”) matters;
●	Volatility of commodity prices;
●	Compliance with the U.S. Environmental Protection Agency Renewable Fuel Standard;
●	Climate change laws and regulations;
●	Operations in foreign countries; and
●	Significant labor disputes involving any of our businesses or one or more of their customers or suppliers.

ICAHN ENTERPRISES L.P.

.PART I

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2024, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 86% of our outstanding depositary units as of December 31, 2024.

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

Today, we are a diversified holding company owning subsidiaries engaged in seven diversified reporting segments. As of December 31, 2024, through our Investment segment, we have significant positions in various investments, which include Southwest Gas Holdings, Inc. (SWX), American Electric Power Company, Inc. (AEP), Caesars Entertainment Inc. (CZR), International Flavors and Fragrances Inc. (IFF) and Bausch Health Companies, Inc. (BHC).

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

Business Description

Icahn Enterprises began as American Real Estate Partners L.P. in 1987 and currently operates a portfolio of seven diversified reporting segments. With the exception of our Investment segment, our operating segments primarily comprise independently operated businesses that we have obtained a controlling interest in through execution of our business strategy. Our Investment segment derives revenues from gains and losses from investment transactions. Our other operating segments derive revenues principally from net sales of various products, primarily within our Energy and Automotive segments, which together accounted for the significant majority of our consolidated net sales for each of the three years in the period ended December 31, 2024. Our other operating segments’ revenues are also derived through various other revenue streams which primarily consists of automotive services and real estate leasing operations. The majority of our consolidated revenues are derived from customers in the United States. Our Food Packaging segment accounted for the majority of our consolidated revenues derived from customers outside the United States.

Holding Company

We seek to invest our available cash and cash equivalents in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses. As of December 31, 2024, we had investments with a fair market value of approximately $2.7 billion in the Investment Funds, as defined below.

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

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”), along with a 2% interest in common units of CVR Partners, LP held outside of CVR Energy. CVR Energy is headquartered in Sugar Land, Texas. CVR Energy is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC that are publicly available.

CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing businesses, the renewable fuels businesses as well as in the nitrogen fertilizer manufacturing and distribution businesses through its holdings in CVR Partners, LP, a publicly traded limited partnership (“CVR Partners”). CVR Energy is an independent petroleum refiner and marketer of high value transportation fuels primarily in the form of gasoline, diesel, jet fuel and distillates. The renewables business refines renewable feedstocks, such as soybean oil, corn oil, and other related renewable feedstocks, into renewable diesel, and markets renewable products. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR Energy holds 100% of the general partner interest and approximately 37% of the outstanding common units of CVR Partners as of December 31, 2024. As of December 31, 2024, we owned approximately 66% of the total outstanding common stock of CVR Energy and 2% of the outstanding common units of CVR Partners.

Our Energy segment’s net sales for the years ended December 31, 2024, 2023 and 2022 represented approximately 83%, 83% and 81%, respectively, of our consolidated net sales, primarily from the sale of its petroleum products.

Products, Raw Materials, Supply and Customers

CVR Energy’s refining business has the capability to process a variety of crude oil blends. Its oil refineries in Coffeyville, Kansas and Wynnewood, Oklahoma have a combined capacity of approximately 206,500 barrels per day (“bpd”). In April 2022, CVR Energy converted its Wynnewood refinery’s hydrocracker to a renewable diesel unit (“RDU”) with a nameplate capacity of 252,000 bpd, which RDU is also capable of being returned to hydrocarbon service. In addition to the use of third-party pipelines for the supply of crude oil, CVR Energy has an extensive gathering system consisting of logistics assets that are owned, leased or part of a joint venture operation. Petroleum refining product yield includes gasoline, diesel fuel, pet coke and other refined products such as natural gas liquids, asphalt and jet fuel among other products. Customers for the refining business primarily include retailers, railroads, farm cooperatives and other refiners/marketers. The refining business’s top customer represented 13% of its net sales for the years ended December 31, 2024 and its top two customers represented 27% and 25% of its net sales for the years ended December 31, 2023 and 2022.

CVR Partners produces and distributes nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops. The principal products are UAN and ammonia. CVR Partners’ Coffeyville, Kansas facility uses pet coke to produce nitrogen fertilizer and is supplied by its adjacent crude oil refinery pursuant to a renewable long-term agreement with CVR Energy, as well as by third parties. Historically, the Coffeyville nitrogen fertilizer plant has obtained the remainder of its pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. CVR Partners’ East Dubuque, Illinois facility uses natural gas to produce nitrogen fertilizer. The East Dubuque facility is able to purchase natural gas at competitive prices due to its connection to the Northern Natural Gas interstate pipeline system, which is within one mile of the facility, and a third-party owned and operated pipeline. Retailers and distributors are the main customers for UAN, and more broadly, the industrial and agriculture sectors are the recipients of its ammonia products. CVR Partners’ top customer represented 14% of its net sales for the year ended December 31, 2024 and its top two customers represented 25% and 30% of its net sales for the years ended December 31, 2023 and 2022, respectively.

Environmental Regulations

CVR Energy’s businesses are subject to extensive and frequently changing federal, state and local, environmental, health and safety laws and regulations governing the emission, discharge, transportation, storage, handling, use, treatment, disposal and release of regulated materials, substances or wastes, including waste-water and storm water, petroleum, renewable and nitrogen products, gasoline, diesel fuels, renewable fuels, UAN and ammonia. These laws and regulations and the enforcement thereof impact CVR Energy’s businesses and their operations by imposing:

●	restrictions on operations or the need to install and operate enhanced or additional control and monitoring equipment;
●	liability for the investigation and remediation of contaminated environmental medial, including soil and groundwater on, in, at, under or from current and former facilities (if any) and for off-site waste disposal locations; and
●	specifications for the products marketed by the petroleum, renewables and the nitrogen fertilizer businesses, primarily gasoline, diesel and aviation fuels, renewable diesel, UAN and ammonia.

CVR Energy’s operations require numerous permits, licenses and authorizations. Failure to comply with these permits, licenses, authorizations, or environmental, health and safety laws, rules and regulations could result in fines, penalties or other sanctions or liabilities or a revocation of CVR Energy’s permits, licenses or authorizations. In addition, the laws, rules, and regulations to which CVR Energy is subject to are often evolving and many of them have or could become more stringent or have or could become subject to more stringent interpretation or enforcement by federal, state or local agencies or courts. These laws and regulations could result in increased capital, operating and compliance costs.

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

Our Automotive segment’s net sales for the years ended December 31, 2024, 2023 and 2022 represented approximately 10%, 9% and 13%, respectively, of our consolidated net sales.

Products, Services and Customers

The automotive aftermarket industry is in the mature stage of its life cycle. Over the past decade, consumers have moved away from do-it-yourself (retail) toward do-it-for-me (services) due to increasing vehicle complexity and electronic content, as well as decreasing availability of diagnostic equipment and know-how. The Automotive segment seeks to provide (i) an extensive selection of product offerings, (ii) competitive pricing, (iii) exceptional in-store service experience, and (iv) superior delivery to its customers.

Suppliers

The Automotive segment purchases parts from manufacturers and other distributors for sale in the aftermarket. Purchases are made based on current inventory or operational needs and are fulfilled by suppliers within short periods of time. During 2024, the Automotive segment’s ten largest suppliers accounted for approximately 89% of the merchandise purchased and its two largest suppliers accounted for approximately 43% of the merchandise purchased. The Automotive segment believes that the relationships that it has established with its suppliers are generally positive. In the past, the Automotive segment has not experienced difficulty in obtaining satisfactory sources of supply and it believes that adequate alternative sources of supply exist, at similar cost, for the types of merchandise sold in its stores.

Other Operating Segments

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. Approximately 68% of Viskase’s net sales during 2024 were derived from customers outside the United States.

As of December 31, 2024, we owned approximately 91% of the total outstanding common stock of Viskase.

Real Estate

We conduct our Real Estate segment through various subsidiaries. Our Real Estate segment consists of investment properties which includes land, retail, office and industrial properties leased to corporate tenants, the development and sale of single-family homes and the operations of a resort and two country clubs.

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

Employees

We have an aggregate of 37 employees at our Holding Company and Investment segment. Our other reporting segments employ an aggregate of approximately 15,000 employees, of which approximately 55% are employed within our Automotive segment, 16% are employed within our Food Packaging segment, 12% are employed within our Home Fashion segment, 11% are employed within our Energy segment and 3% or less are employed at each of our other segments. Approximately 23% of our employees are employed internationally, primarily within our Food Packaging and Home Fashion segments.

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

Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises, and approximately 86% of Icahn Enterprises’ outstanding depositary units as of December 31, 2024, and, as a result, has the ability to influence many aspects of our operations and affairs.

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

In addition, in past years through the present, Mr. Icahn from time to time has had and currently has borrowings from lenders and has pledged assets he owns personally, directly or through his affiliates, to secure these loans, which pledged assets include Icahn Enterprises depositary units and interests in the Investment Funds. The number of depositary units and the amount of interests in the Investment Funds owned personally by Mr. Icahn, directly or through his affiliates, pledged to secure these loans has been substantial and has fluctuated over time as a result of the amount of outstanding principal amount of the loans, the market price of the depositary units, the value of the Investment Fund interests, and other factors. As of December 31, 2024, Mr. Icahn and his affiliates have pledged 450,788,170 depositary units and approximately $1.1 billion of interests in the Investment Funds. Neither Icahn Enterprises nor any of its subsidiaries are party to these loans. Mr. Icahn amended and restated his loan agreements in July of 2023 (as amended and restated, the “Loan Agreement”), extending the maturity of certain of the previous loans, amending certain covenants, and providing for a principal payment of $500 million that was made prior to September 1, 2023, quarterly principal payments of $87.5 million beginning in September 2024, and a final principal payment of $2.6 billion at the end of the term. On July 2, 2024, Mr. Icahn and his affiliates entered into Amendment No. 1 to the Loan Agreement (“Amendment No. 1”). Among other changes, Amendment No. 1 extended the maturity of the Loan Agreement to July 2027 and correspondingly extended the payment due dates under the Loan Agreement, amended certain covenants, provided for a principal payment of approximately $453 million in connection with the execution of Amendment No. 1, and provided for additional quarterly principal payments of $87.5 million during the additional term of the Loan Agreement. In addition, Amendment No. 1 provides for the pledging by Mr. Icahn of (i) depositary units of IEP owned by Mr. Icahn, (ii) interests owned by Mr. Icahn in the Investment Funds, and (iii) certain other collateral unrelated to IEP or the Investment Funds. The terms of the Loan Agreement require that distributions paid upon, or proceeds from sales of, pledged depositary units be used to prepay the loans or be pledged as additional collateral. Pursuant to the terms of the Loan Agreement, a margin call may only be triggered in the event that the loan-to-value ratio set forth in the Loan Agreement is not maintained.

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

We believe that we have been and are properly treated as a partnership for U.S. federal income tax purposes. This allows us to pass through our income and deductions to our partners. However, the Internal Revenue Service (“IRS”) could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code, as amended. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, oil and gas revenues, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was “qualifying” income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute “qualifying” income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. We have repurchased certain of our outstanding senior notes, and the board of directors has approved the repurchase by the Company of up to an additional $500 million of our outstanding senior notes, and if such debt is repurchased at a discount, we may recognize cancellation of indebtedness (“COD”) income, which, in some circumstances, may not be considered “qualifying” income. If less than 90% of our gross income constitutes “qualifying” income, we may be subject to corporate tax on our net income plus possible state taxes. Further, if less than 90% of our gross income constituted “qualifying” income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we become required to register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes. The cost of paying federal and possibly state income tax, either for past years or going forward could be a significant liability and would reduce our funds available to make distributions to holders of units, and to make interest and principal payments on our debt securities. To meet the “qualifying” income test, we may structure transactions in a manner which is less advantageous than if this were not a consideration, or we may avoid otherwise economically desirable transactions.

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

The Organization for Economic Cooperation and Development (“OECD”) issued new guidelines, known as “Pillar Two,” to implement a 15% global corporate minimum tax to address gaps in current tax laws and ensure that large multinational enterprises pay a minimum level of tax in the countries in which they operate. Countries may implement the OECD Pillar Two model rules as issued, in a modified form or not at all. A number of countries have passed legislation enacting certain parts of the OECD’s Pillar Two framework effective as of January 1, 2024 and additional countries have enacted the framework effective as of January 1, 2025. OECD Pillar Two could have a material impact on our effective tax rate and result in higher cash tax liabilities depending on which countries enact minimum tax legislation and in what manner.

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

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 86% of Icahn Enterprises’ outstanding depositary units as of December 31, 2024. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”). All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income

Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of December 31, 2024. If the plans were voluntarily terminated, the Viskase plan would be underfunded by approximately $21 million as of December 31, 2024. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

The current underfunded status of the pension plans of Viskase requires them to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the Viskase controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.

Starfire Holding Corporation (“Starfire”), which is 99.6% owned by Mr. Icahn as of December 31, 2024, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group, including ACF. The Starfire indemnity provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

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

After the publication of the short seller report in May of 2023, we received, and may receive additional, putative securities class action lawsuits and a derivative complaint. While these actions have been dismissed, we may in the future receive additional lawsuits or complaints making similar or related allegations. We also received requests for information from the staff of the Division of Enforcement of the SEC and the U.S. Attorney’s office for the Southern District of New York, relating to, among other things, our corporate governance, capitalization, securities offerings, the sufficiency of our disclosure, including with respect to Mr. Icahn’s loans and pledges of depositary units and other assets, dividends, the valuation of our assets, marketing materials, due diligence and other materials. See Item 3 of Part I, “Legal Proceedings,” of this Report. We can provide no assurance as to the outcome or resolution of any pending or potential legal or administrative actions or investigations, and such actions and investigations may result in administrative orders against us, the imposition of penalties and/or fines against us, damages awards against us, and/or the imposition of sanctions against certain of the Company's current or former officers, directors and/or employees. Resolution of these types of matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in the outcomes of litigation and other proceedings.

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

Our notes include a maintenance covenant that requires us to maintain a specified ratio of unencumbered assets compared to our total outstanding principal amount of unsecured indebtedness. Upon the closing of our secured debt offering in November of 2024, which was secured by substantially all of our assets directly owned by us and Icahn Enterprises Holdings, subject to customary exceptions, we granted a lien in favor of our existing noteholders. Accordingly, all of our notes are now secured and, as a result, will be excluded from the calculation of the ratio test under these maintenance covenants, and we no longer have a material amount of unsecured indebtedness. As a result, we and our subsidiaries will have substantially more capacity under these maintenance covenants to incur additional unsecured indebtedness (but subject to the other covenants in the indentures governing our senior notes that restrict our ability and that of the guarantor of the notes, as well as the ability of our non-guarantor subsidiaries, to incur incremental indebtedness).

Our failure to comply with the covenants contained under any of our debt instruments, including the indentures governing our senior notes (including our failure to comply as a result of events beyond our control), could result in an event of default or a foreclosure upon the collateral securing the notes that would materially and adversely affect our financial condition.

Our failure to comply with the covenants under any of our debt instruments, including our indentures governing our senior notes (including our failure to comply as a result of events beyond our control, including the change in the fair value of our investment in the Investment Funds) may trigger a default or event of default under such instruments, and the collateral agent for the noteholders may proceed against the collateral securing the notes. Our notes issued in November of 2024 are secured by substantially all of our assets directly owned by us and Icahn Enterprises Holdings, subject to customary exceptions, and we have granted a security interest to the collateral to the holders of our other existing senior notes. If there were an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately, or the collateral agent may seek to foreclose against the collateral securing the notes. In addition, any event of default or declaration of acceleration under one debt instrument could result in an event of default and declaration of acceleration under one or more of our other debt instruments. It is possible that, if the defaulted debt is accelerated, our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments and we cannot assure you that we would be able to refinance or restructure the payments on those debt securities, or avoid a foreclosure against the assets securing the notes.

We may not have sufficient funds necessary to finance a change of control offer that may be required by the indentures governing our senior notes.

Mr. Icahn, through affiliates, as of December 31, 2024, owned 100% of Icahn Enterprises GP and approximately 86% of our outstanding depositary units. If Mr. Icahn were to sell, or otherwise transfer, some or all of his interests in us to an unrelated party or group, as a result of a merger, foreclosure, changes in tax laws, changes to his estate, or otherwise, a change of control could be deemed to have occurred under the terms of the indentures governing our senior notes, which would require us to offer to repurchase all outstanding senior notes at 101% of their principal amount plus accrued and unpaid interest, special interest, if any, and liquidated damages, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes.

We have made significant investments in the Investment Funds and negative performance of the Investment Funds may result in a significant decline in the value of our investments.

As of December 31, 2024, we had investments in the Investment Funds with a fair market value of approximately $2.7 billion, which may be accessed on short notice to satisfy our liquidity needs. However, if the Investment Funds experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.

Future cash distributions to Icahn Enterprises’ unitholders, if any, can be affected by numerous factors.

While we made cash distributions to Icahn Enterprises’ unitholders in each of the four quarters of 2024, the payment of future distributions will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered.

Our ability to pay distributions will depend on numerous factors, including the availability of adequate cash flow from operations; the proceeds, if any, from divestitures; our capital requirements and other obligations; restrictions contained in our financing arrangements, including the indentures governing our senior notes; and our issuances of additional equity and debt securities. As of December 31, 2024, Mr. Icahn and his affiliates owned approximately 86% of our outstanding depositary units, and he has generally elected to take his quarterly distribution in units instead of cash. For the quarterly distribution paid in December of 2024, Mr. Icahn elected to take his distributions in a mix of cash and units, and we anticipate that Mr. Icahn will elect to take his distributions in a mix of cash and units with respect to future distributions, which could further reduce the ability of the Company to maintain its current or historical cash distribution amounts. The availability of cash flow in the future depends as well upon events and circumstances outside our control, including prevailing economic and industry conditions and financial, business and similar factors. No assurance can be given that we will be able to make distributions or as to the timing of any distribution. Even if distributions are made, there can be no assurance that holders of depositary units will not be required to recognize taxable income in excess of cash distributions made in respect of the period in which a distribution is made.

Risks Relating to Our Investment Segment

Our investments may be subject to significant uncertainties.

Our investments may not be successful for many reasons, including, but not limited to:

●	fluctuations of or sustained increases in interest rates;
●	lack of control in minority investments;
●	worsening of general economic and market conditions;
●	lack of diversification;
●	lack of success of the Investment Funds’ activist strategies;
●	increased tariffs or other impacts on global trade;
●	inflationary conditions;
●	fluctuations of U.S. dollar exchange rates; and
●	adverse legal and regulatory developments that may affect particular businesses.

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

Our Investment segment’s revenue depends on the investments made by the Investment Funds. There are numerous and significant risks associated with these investments, certain of which are described in this risk factor and in other risk factors set forth herein and in our other filings with the SEC.

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

The prices of financial instruments in which the Investment Funds may invest can be highly volatile. Price movements of forward and other derivative contracts in which the Investment Funds’ assets may be invested are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, tariffs, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies. Pursuant to the terms of our swap and other derivative agreements, certain events, including a voluntary or involuntary bankruptcy filing involving the company issuing the securities referenced by such agreements or a delisting of such referenced securities, could give our derivative counterparties termination rights that would result in the closing of our swap positions and the realization of any and all losses, even if the referenced securities are not extinguished and thereafter appreciate in value. The Investment Funds are subject to the risk of failure of any of the exchanges on which their positions trade or of their clearinghouses.

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

The regulatory environment in which our Investment segment operates is subject to further regulation in addition to the rules already promulgated, including the Reform Act. Our Investment segment may be adversely affected by the enactment of new or revised regulations, or changes in the interpretation or enforcement of rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. The new U.S. presidential administration has different regulatory priorities than the prior administration, which could lead to changes to the regulations impacting our business or the enforcement priorities of the agencies charged with enforcing those regulations. Such changes may limit the scope of investment activities that may be undertaken by the Investment Funds’ managers. Any such changes could increase the cost of our Investment segment doing business and/or materially adversely impact its profitability. Additionally, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges have taken and are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Investment Funds and the Investment segment could be substantial and adverse.

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

In recent years, regulatory authorities have increased their regulation and scrutiny of businesses partially in response to financial markets crises, global economic recessions, and social and environmental issues. These initiatives may impact our operating subsidiaries, particularly those within our Energy segment. Changes in regulation and regulatory actions, or the enforcement priorities of the government authorities charged with enforcing those regulations, may increase our compliance costs and may require changes to how our operating subsidiaries conduct their businesses. Any regulatory changes could have a significant negative impact on our financial condition, results of operations or cash flows.

Our operating subsidiaries operate businesses which are subject to the risk of operational disruptions, damage to property, injury to persons or environmental and legal liability. Our operating subsidiaries could incur potentially significant costs to the extent there are unforeseen events which are not fully insured.

Our operating subsidiaries, particularly within our Energy segment, may become subject to catastrophic loss, which may cause operations to shut down or become significantly impaired. Our operating subsidiaries may also be subject to liability for hazards for which they cannot be insured, which could exceed policy limits or against which they may elect not to be insured due to high premium costs. Examples of such risks include but are not limited to industrial accidents, environmental hazards, power outages, equipment failures, structural failures, flooding, unusual or unexpected geological conditions and severe weather conditions, among others. Such risks have become even more heightened in recent years as a result of the effects of climate change. These events may damage or destroy properties, production facilities, transport facilities and equipment, as well as lead to personal injury or death, environmental damage, including natural resource damage, waste from intermediary products or resources, production or transportation delays and monetary losses or legal liability. Such damages are not limited to our operations or our employees and could significantly impact the surrounding areas. Operations at our subsidiaries could be curtailed, limited or completely shut down for an extended period of time, or indefinitely, as a result of one or more unforeseen events and circumstances, which may or may not be within our control, and which may not be adequately insured. Any one of these events and circumstances could have a material adverse impact on our operations, financial condition and cash flows.

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

In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations or other developments could require our businesses to make additional unforeseen expenditures. Measures to address climate change and reduce greenhouse gas (“GHGs”) could affect our operations by requiring increased operating and capital costs, limiting GHG emissions and/or increasing taxes on GHG emissions. In addition, on the state level, California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, starting in 2026. There is also increased regulatory interest in per- and polyfluoroalkyl substances (“PFAS”). On August 26, 2022, the U.S. Environmental Protection Agency (“EPA”) issued a proposal to designate two PFAS compounds as hazardous substances under CERCLA. Subsequently, on February 8, 2024, EPA proposed to amend RCRA to include nine PFAS, their salts and their structural isomers to its list of hazardous constituents. If PFAS compounds are designated as hazardous substances under CERCLA or hazardous constituents under RCRA, the EPA could have the ability to order the investigation and remediation of those compounds. The EPA could also have the authority to reopen closed sites which are shown to be impacted by these PFAS compounds. This could lead to increased monitoring obligations and potential liability related thereto. If we are unable to maintain sales of our products at a price that reflects such increased costs, or if there is a reduced demand for our products, there could be a material adverse effect on our business, financial condition and results of operations. Many of these climate change and environmental laws and regulations are becoming increasingly stringent, and new or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change and GHG emissions, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations, including as a result of the cost of compliance with these requirements, which can be expected to increase over time. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. These expenditures or costs for environmental compliance could have a material adverse effect on our operating subsidiaries’ results of operations, financial condition and profitability. Certain of our subsidiaries’ facilities operate under a number of federal and state environmental permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. These environmental permits, licenses, approvals, limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval, limit or standard. Non-compliance or incomplete documentation of our subsidiaries’ compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, there may be times when certain of our subsidiaries are unable to meet the standards and terms and conditions of our environmental permits, licenses and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on their ability to operate their facilities and accordingly on our consolidated financial position, results of operations or cash flows. Refer to Note 19, “Commitments and Contingencies,” to the consolidated financial statements for additional discussion of environmental matters affecting our businesses.

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

The EPA has promulgated the Renewable Fuel Standards (“RFS”), which requires refiners to either blend “renewable fuels,” such as ethanol and biofuel, into their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. Under the RFS, the volume of renewable fuels that refineries like Coffeyville and Wynnewood are obligated to blend into their finished petroleum products is adjusted annually by the EPA. The petroleum business is not able to blend the substantial majority of its transportation fuels, so it has to purchase RINs on the open market as well as waiver credits for cellulosic biofuels from the EPA, or receive exemptions in order to comply with the RFS. The price of RINs became extremely volatile when the EPA’s proposed renewable fuel volume mandates approached and exceeded the “blend wall.” The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume (“E10”) is blended into gasoline transportation fuel.

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

Certain of our subsidiaries are global businesses and have manufacturing and distribution facilities in many countries. International operations are subject to certain risks including:

●	exposure to local economic conditions;
●	exposure to local political conditions (including the risk of seizure of assets by foreign governments);
●	currency exchange rate fluctuations (including, but not limited to, material exchange rate fluctuations, such as devaluations) and currency controls;
●	increased tariffs or changes in tariff policies, or changes to trade agreements;
●	export and import restrictions;
●	restrictions on ability to repatriate foreign earnings;
●	labor unrest; and
●	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting inappropriate payments.

The likelihood of such occurrences and their potential effect on our businesses are unpredictable and vary from country-to-country.

As a result of changes to U.S. trade policy, there may be changes to existing trade agreements, the imposition of new tariffs and greater restrictions on trade generally. A protracted and wide-ranging trade conflict between the United States and its trading partners, including China, Canada and Mexico, or the imposition of tariffs or other trade protection measures, could adversely affect global economic growth.

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

Changes in economic conditions could adversely affect our financial condition and results of operations. A number of economic factors, including, but not limited to, consumer interest rates, tariffs and global trade policies, consumer confidence and debt levels, retail trends, housing starts, sales of existing homes, the level and availability of mortgage refinancing, and commodity prices, may generally adversely affect our businesses, financial condition and results of operations. Recessionary economic cycles, higher and protracted unemployment rates, increased fuel and other energy and commodity costs, rising costs of transportation and increased tax rates and general inflationary pressures can have a material adverse impact on our businesses, and may adversely affect demand for sales of our businesses’ products, or the costs of materials and services utilized in their operations, and the performance of our Investment Funds. The ongoing conflicts in Ukraine and the Middle East have exacerbated many of these issues, including leading to increased prices of gasoline and distillates as a result of the global increase in commodity prices, which for example, has impacted, and may continue to impact, the input costs for our Energy segment. These factors could have a material adverse effect on our revenues, income from operations and our cash flows.

An increase in inflation could have adverse effects on our results of operations

Inflation in the United States increased beginning in the second half of 2021 and continued through the first half of 2023, due to a substantial increase in money supply, a stimulative fiscal policy, a significant rebound in consumer demand as COVID-19 restrictions were relaxed, the Russia-Ukraine conflict, increased conflict in the Middle East, and worldwide supply chain disruptions resulting from the economic contraction caused by COVID-19 and lock downs followed by a rapid recovery. While the rate of inflation has decreased since that period, it has continued at higher levels and an increase in inflation as a result of these or other factors could have a negative impact on our consolidated financial condition, results of operations or cash flows.

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

There have been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities, and other groups, to promote the divestment of securities of companies in the energy industry, as well as to pressure lenders and other financial services companies to limit or curtail activities with companies in the energy industry. As a result, some financial intermediaries, investors, and other capital markets participants have reduced or ceased lending to, or investing in, companies that operate in industries with higher perceived environmental exposure, such as the energy industry, although in recent years “anti-ESG” sentiment has gained momentum, with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives, and investors and investor groups changing their ESG priorities. If we and our Energy segment are unable to meet the ESG standards or investment, lending, ratings, or other policies set by these parties as they continue to fluctuate or change, we may lose investors, investors may allocate a portion of their capital away from us, our cost of capital may increase, the price of our securities may be negatively impacted and our reputation may also be negatively affected.

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

Our cybersecurity governance committee led by our management team and our CIO with 16 years of experience in cybersecurity and a CISSP certification, bears the primary responsibility for assessing and managing material cybersecurity risks. Regular meetings are held to review security performance metrics, identify security risks, assess the status of security enhancements, and make recommendations on security policies, procedures, service requirements, and risk mitigation strategies.

Item 2. Properties

Our Holding Company and Investment segment lease office space in Sunny Isles Beach, Florida. The principal physical properties at our other operating segments are as follows:

Energy

CVR Energy’s subsidiaries own and operate an oil refinery and a renewable plant as well as office buildings located in each of Coffeyville, Kansas and Wynnewood, Oklahoma. CVR Partners subsidiaries also own and operate a fertilizer plant in each of Coffeyville, Kansas and East Dubuque, Illinois. CVR Energy subsidiaries own crude oil and refined product storage facilities in Kansas and Oklahoma, and CVR Partners subsidiaries own fertilizer storage facilities at their Coffeyville, Kansas and East Dubuque, Illinois fertilizer plant locations. CVR Energy also leases additional crude oil storage facilities.

Automotive

The Automotive segment’s operations include approximately 910 company operated store locations, 738 franchise locations and 25 tire hub and distributions centers throughout the United States. Approximately 80% of the Automotive segment’s facilities are leased and the remainder are owned.

Food Packaging

Viskase’s operations include ten manufacturing facilities throughout North America, Europe, South America and Asia.

Real Estate

Our Real Estate segment’s net lease operations consist of 8 commercial real estate properties in the United States. There are 5 regional distribution centers in New York, Indiana, Georgia, Texas, and Alabama and a riverfront redevelopment site in Nashville, Tennessee. We own a 1.5 million square foot office tower and retail complex in Midtown Atlanta, Georgia, and a multi-tenant automotive retail location in Maryland.

Our Real Estate segment's clubs and development properties include development properties and golf club operations in Cape Cod, Massachusetts and Pinehurst, North Carolina, a resort property in Aruba, and ocean front land in Atlantic City, New Jersey, which was formerly a casino that ceased operations in 2014.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any depositary units pursuant to our approved repurchase program discussed below. The table below summarizes other repurchases of our depositary units during the year ended December 31, 2024, all of which represent the settlement of vested units and units withheld to pay taxes on the vesting of restricted depositary units.

				Maximum Number
			Total Number of Units	(or Approximate Dollar
		Average Price	Purchased as Part	Value) of Units that May
	Total Number of Units	Paid Per	of Publicly Announced	Yet be Purchased Under the
	Repurchased	Unit	Plans or Programs	Plans or Programs
September 1, 2024 through September 30, 2024	62,692	$14.17	—	$500,000,000
October 1, 2024 through October 30, 2024	—	—	—	$500,000,000
November 1, 2024 through November 30, 2024	—	—	—	$500,000,000
December 1, 2024 through December 31, 2024	—	—	—	$500,000,000

Market Information

Icahn Enterprises’ depositary units are traded on the Nasdaq Global Select Market under the symbol “IEP.”

Holders of Record

As of December 31, 2024, there were approximately 2,100 record holders of Icahn Enterprises’ depositary units including multiple beneficial holders at depositories, banks and brokers listed as a single record holder in the street name of each respective depository, bank or broker.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2024, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 86% of Icahn Enterprises’ outstanding depositary units as of December 31, 2024.

Significant Transactions and Developments

Debt Repurchase, Issuance and Discharge

In April 2024, we sold $12 million in aggregate principal amount of our 6.250% senior notes due 2026 and $5 million in aggregate principal amount of our 5.250% senior notes due 2027, both previously repurchased and held in treasury, in the open market. In August and September of 2024, we repurchased in the open market approximately $52 million aggregate principal amount of our 6.25% senior notes due 2026, $73 million aggregate principal amount of our 5.25% senior notes due 2027, and $52 million aggregate principal amount of our 4.375% senior notes due 2029 for total cash paid of $168 million and total aggregate principal amount of $177 million of our senior notes repurchased. The repurchased notes of $177 million aggregate principal were extinguished but were not retired and are held in treasury. In December 2024, we received $21 million as part of the redemption of our 6.25% senior notes due 2026 held in treasury.

In December 2023, Icahn Enterprises and Icahn Enterprises Finance Corp. issued $700 million in aggregate principal amount of 9.750% senior notes due 2029. The net proceeds, together with $376 million of cash and cash equivalents on hand, was used to satisfy and discharge the remaining outstanding 4.750% senior notes due 2024, along with any accrued interest associated with the notes and related fees and expenses.

In May 2024, we issued $750 million in aggregate principal amount of 9.000% senior notes due 2030. The net proceeds from the issuance were used to redeem the remaining outstanding 6.375% senior notes due 2025 in full on June 13, 2024.

In November of 2024, we issued $500 million in aggregate principal amount of 10.000% senior secured notes due 2029 (the “10% 2029 Notes”). The net proceeds from the sale of the Notes was approximately $495 million after deducting the initial purchaser’s discounts and commissions and fees and expenses related to the offering, and were used to partially redeem the our 6.250% Senior Notes due 2026 (the “2026 Notes”) on December 16, 2024. The 10% 2029 Notes are secured by substantially all of our assets directly owned by us and Icahn Enterprises Holdings, the guarantor of the 10% 2029 Notes, subject to customary exceptions. Concurrently with the consummation of the offering of the 10% 2029 Notes, we granted a lien in favor of the holders of the our 2026 Notes, 5.250% Senior Notes due 2027, 4.375% Senior Notes due 2029, 9.750% Senior Notes due 2029 and 9.000% Senior Notes due 2030 (collectively, the “Existing Notes”) such that the Existing Notes are secured equally and ratably with the 10% 2029 Notes, resulting in substantially all of our outstanding debt being secured.

Potential Strategic Transactions

As previously disclosed, we are considering, with CVR Energy, Inc. (“CVR Energy”), potential strategic transactions available to CVR Energy and its subsidiaries, which may include the acquisition of additional entities, assets or businesses, including the acquisition of material amounts of refining assets through negotiated mergers and/or stock or asset purchase agreements by CVR Energy or its subsidiaries, and/or strategic options involving CVR Partners, LP, a controlled subsidiary of CVR Energy (“CVR Partners”). There is no assurance that any of the aforementioned or previously disclosed or other transactions will develop or materialize, or if they do, as to their timing. On January 8, 2025, we completed a tender offer to acquire additional shares of CVR Energy’s common stock, purchasing a total of 878,212 shares, bringing our aggregate percentage ownership to approximately 67% of CVR Energy’s outstanding shares of common stock. To the extent we become the owner of 80% or more of the outstanding shares of CVR Energy, this ownership would allow for tax consolidation of CVR Energy within the tax group of American Entertainment Property Corp (“AEPC,” and such tax group, the “AEPC Group”) for U.S. federal income tax purposes. On December 20, 2024, AEPC entered into a Rule 10b5-1 trading plan to purchase up to 320,000 common units of CVR Partners. The plan will terminate on June 1, 2025 if not earlier terminated by its terms. On February 21, 2025, AEPC entered into a Rule 10b5-1 trading plan to purchase up to 13,356,539 shares of common stock of CVI. The plan will terminate on February 21, 2026, if not earlier terminated by its terms.

Viskase Companies, Inc. ("Viskase"), our majority owned subsidiary, is currently considering a potential business combination transaction involving Enzon Pharmaceuticals, Inc. (“Enzon”), of which we own approximately 49% of the outstanding common stock, through a negotiated merger transaction or otherwise. In connection therewith, we may engage in other activities, discussions and/or negotiations regarding a potential transaction involving Viskase and Enzon.

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

							Net Income (Loss) From
							Continuing Operations
				Net Income (Loss) From			Attributable to Icahn
	Revenues			Continuing Operations			Enterprises
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022

	(in millions)
Investment	$(86)	$(1,078)	$72	$(242)	$(1,353)	$(223)	$(132)	$(701)	$(89)
Holding Company	109	110	78	(271)	(504)	(175)	(271)	(504)	(175)

Other Operating Segments:
Energy	7,684	9,297	10,815	(4)	831	596	(18)	508	304
Automotive	1,540	1,754	2,398	(16)	(6)	(192)	(16)	(6)	(192)
Food Packaging	393	435	426	(6)	13	2	(5)	12	2
Real Estate	97	143	118	(4)	16	7	(4)	16	7
Home Fashion	172	175	217	(8)	(6)	(22)	(8)	(6)	(22)
Pharma	111	98	72	9	(3)	(18)	9	(3)	(18)
Other operating segments	9,997	11,902	14,046	(29)	845	373	(42)	521	81
Consolidated	$10,020	$10,934	$14,196	$(542)	$(1,012)	$(25)	$(445)	$(684)	$(183)

Management’s Discussion and Analysis of Results of Operations discusses the comparisons between the years ended December 31, 2024 and 2023. Certain discussions of results of operations for the comparisons between the years ended December 31, 2023 and 2022 are not included in this Report. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 29, 2024, which is incorporated by reference herein, for such discussions.

Investment

We invest our proprietary capital through various private investment funds (the “Investment Funds”). As of December 31, 2024 and 2023, we had investments with a fair market value of approximately $2.7 billion and $3.2 billion, respectively, in the Investment Funds. As of December 31, 2024 and 2023, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $1.5 billion and $2.1 billion, respectively. During the year ended December 31, 2024, Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $250 million from the Investment Funds. In addition, during the year ended December 31, 2024, the Investment Funds issued a pro-rata distribution of $650 million, including $256 million to Mr. Icahn and his affiliates (excluding us and Brett Icahn) and $394 million to the Holding Company. As of December 31, 2024, Mr. Icahn and his affiliates have pledged approximately $1.1 billion of interests in the Investment Funds.

Our Investment segment’s results of operations are reflected in net income (loss) in the consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of December 31, 2024.

For the years ended December 31, 2024, 2023 and 2022, our Investment Funds’ returns were (3.5)%, (16.9)%, and (2.4)%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses. The Other category is primarily comprised of interest income earned on cash balances, collateral posted to counterparties and short rebates.

The following tables sets forth the performance attribution and net income (loss) for the Investment Funds’ returns for the years ended December 31, 2024, 2023 and 2022, respectively, and includes performance of all investment and derivative position types including the impact of the use of leverage through options, short sales, swaps, forwards and other derivative investments.

	Year Ended December 31,
	2024	2023	2022
Long positions	(2.3)%	(2.8)%	(3.3)%
Short positions	(5.8)%	(18.5)%	0.1%
Other	4.6%	4.4%	0.8%
	(3.5)%	(16.9)%	(2.4)%

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Long positions	$(180)	$(299)	$(264)
Short positions	(291)	(1,355)	(38)
Other	229	299	79
	$(242)	$(1,355)	$(223)

For the year ended December 31, 2024, the Investment Funds’ negative performance was driven by net losses in both our short and long positions. The negative performance of our Investment segment’s short positions was driven primarily by losses in broad market hedge of $261 million, net losses in the utilities, materials and industrials sectors of $222 million and the negative performance of certain credit default swap positions of $62 million, offset in part by gains in the energy sector of $302 million. The negative performance of our Investment segment’s long positions was driven primarily by the negative performance in the energy and consumer cyclical sectors of $375 million, offset in part by gains in the utilities sector of $190 million.

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

Energy

Our Energy segment is primarily engaged in the petroleum refining, renewable fuels and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 91%, 89% and 91% of our Energy segment’s net sales for the years ended December 31, 2024, 2023 and 2022, respectively.

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

In addition to geopolitical conditions, such as the ongoing conflict in the Middle East and the impact of the Russia/Ukraine conflict, there are long-term factors such as the potential for increased tariffs, future trade conflicts and the potential changes in U.S. economic trade policy that may impact the demand for and inventory of Refined Products. These factors include mandated renewable fuels standards, proposed and enacted climate change laws and regulations, and increased mileage and emissions standards for vehicles. The petroleum business is also subject to the EPA’s Renewable Fuel Standard (“RFS”), which, each year, absent exemptions or waivers, requires the operating companies in our Energy segment to blend “renewable fuels” with their transportation fuels, purchase renewable identification numbers (“RINs”), to the extent available, in lieu of blending, or face liability. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include but are not limited to the availability of RINs for purchase, the actions of RINs market participants including non-obligated parties, the price at which RINs can be purchased, transportation fuel and renewable diesel production levels and pricing, the mix of the petroleum business’ petroleum products, the refining margin of the petroleum business and other factors, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which the petroleum business’ obligated-party subsidiaries may be entitled. The costs to comply with the RFS are also impacted by, and dependent upon the outcome of, the numerous lawsuits filed by multiple refiners including the petroleum business’ obligated-party subsidiaries, biofuels groups and others. Refer to Note 19, “Commitments and Contingencies,” to the consolidated financial statements for further discussion of RINs.

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

The following table presents our Energy segment’s net sales, cost of goods sold and gross profit:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Net sales	$7,610	$9,247	$10,896
Cost of goods sold	7,450	8,019	9,811
Gross profit	$160	$1,228	$1,085

Net sales for our Energy segment decreased by approximately $1.6 billion (18%) for the year ended December 31, 2024 as compared to prior year due to a decrease in our petroleum business’ net sales by approximately $1.4 billion, as well as a decrease in our renewable business’ net sales by $122 million and a decrease in our nitrogen fertilizer business’ net sales by $157 million over the comparable period. The decrease in the petroleum business’ net sales was primarily due to lower refined product prices resulting from elevated inventory levels and reduced demand along with a decline in sales as a result of the Wynnewood Refinery fire and an unplanned outage at the Coffeyville Refinery. Our renewables business’ net sales decreased due to reduced production and sales volume coupled with decreased biodiesel RIN prices resulting from increased renewable diesel supply in the market for the year ended December 31, 2024 as compared to the prior year. Our nitrogen fertilizer business’ net sales decreased primarily due to unfavorable UAN and ammonia pricing conditions and sales volumes.

Cost of goods sold for our Energy segment decreased by approximately $569 million (7%) for the year ended December 31, 2024 as compared to prior year. The decrease was primarily due to declines in our petroleum business as a result of a decrease in net sales and increased RFS expenses, net of RINS sales, of $42 million, which includes unfavorable RINs liability revaluation of $195 million. Gross profit for our Energy segment declined by $1.1 billion for the year ended December 31, 2024 as compared to prior year. Gross margin as a percentage of net sales was 2% and 13% for the year ended December 31, 2024 and 2023, respectively. The decline in gross margin for the Energy segment was primarily attributable to the petroleum business, as a result of lower refining margins driven by decreased crack spreads, unfavorable sales volume impacts related to unplanned outages and increased RFS expenses in the current year.

Automotive

Our Automotive segment’s results of operations are generally driven by the demand for automotive service and maintenance, which is impacted by general economic factors, vehicle miles traveled, and the average age of vehicles on the road, among other factors.

Our Automotive segment has been in the process of a multi-year transformation plan. As part of this plan, our Automotive segment completed the separation of certain of its Automotive Services and Aftermarket Parts businesses into two separate operating companies. Auto Plus, which operated the majority of our Aftermarket Parts business, began operating in locations owned and leased by the Aftermarket Services business from 2021 until 2023.

In January 2023, Auto Plus filed a voluntary bankruptcy petition seeking relief under Chapter 11 of the Bankruptcy Code, resulting in the cessation of operations and deconsolidation, which reduced our Automotive segment’s assets. Our results of operations for the year ended December 31, 2023 include the results of Auto Plus prior to its deconsolidation as of January 31, 2023. Following the bankruptcy, Auto Plus exited the Automotive Services locations within which it operated.

Our Automotive segment’s results also include AEP PLC LLC (“AEP PLC”), which acquired $10 million in assets, mainly comprised of Aftermarket Parts inventory from the Auto Plus auction. We are in the process of selling the remaining inventory, which was substantially completed at the end of 2024, and which we expect will be fully completed in the first quarter of 2025, removing us from the Aftermarket Parts business.

In connection with its transformation plan, the Automotive segment leases available and excess real estate in certain locations under long-term operating leases, in which the Aftermarket Parts business formerly operated. During this transformation plan the Automotive segment will continue investing capital to repurpose these locations for future multi-tenant use and we anticipate future revenue streams. During the fourth quarter of 2024, the Automotive segment reached agreement with a tenant to terminate a group of leases effective as of March 31, 2025. The termination will result in an increase in Automotive Services’ available and excess real estate. As part of this transaction, we received an early termination payment of $42 million, resulting in a $38 million gain for the quarter. While we can re-lease the locations, it will delay the transformation plan and result in reduced cash flow over the lease-up period.

 During the third quarter of 2024, we experienced declining sales in our Automotive Services business, due to, among other factors, reduced consumer spending on automotive repairs and maintenance and certain operational challenges, resulting in a reduction in expected future cash flows. This led to a goodwill triggering event during the quarter ended September 30, 2024. Our goodwill impairment testing concluded that no impairment was required at that time, and we have undertaken operational changes, including changes in management and strategy, that we believe will lead to improvements in the performance of the business and cash flows. However, if our growth and profitability initiatives do not realize their expected benefits, our assets in this business may be subject to impairment.

Our Automotive segment’s priorities include:

●	Positioning the Automotive Services broad offerings to take advantage of opportunities in the do-it-for-me market and vehicle fleets;
●	Strategic investment in brownfields and greenfields supplementing existing store footprints;
●	Investment in, and strategic review of, capital projects within Icahn Automotive’s owned and leased locations to increase leasing revenue, restructure lease liabilities, and reduce occupancy costs;
●	Optimization of Store and Distribution Center network while improving inventory and cost position;
●	Investment to improve the overall customer experience through process, facilities and automation;
●	Investment in employees with focus on training and career development; and
●	Business process improvements and sharing best practices through investments in people, technology, and our overall supply chain.

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

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Net sales and other revenue from operations	$1,445	$1,685	$2,349
Cost of goods sold and other expenses from operations	1,067	1,196	1,729
Gross profit	$378	$489	$620

Net sales and other revenues from operations for our Automotive segment for the year ended December 31, 2024 decreased by $240 million (14%) as compared to the comparable prior year period. The decrease was attributable to a decrease in Automotive Services revenue of $128 million (8%), mainly due to reduced consumer spending on automotive repairs and maintenance. The decrease was also due to a decrease in Aftermarket Parts revenue of $112 million (82%), due to the winding down of the Aftermarket Parts business resulting from the deconsolidation of Auto Plus as of January 31, 2023.

Cost of goods sold and other expenses from operations for the year ended December 31, 2024 decreased by $129 million (11%) as compared to the comparable prior year period. The decrease was primarily driven by lower net sales related to reduced consumer spending on automotive repairs and maintenance at our Automotive Services business and decreased aftermarket parts sales related to the winding down of the Aftermarket Parts business. Gross profit on net sales and other revenue from operations for the year ended December 31, 2024 decreased by $111 million (23%) as compared to the comparable prior year period. Gross profit as a percentage of net sales and other revenue from operations was 26% and 29% for the years ended December 31, 2024 and 2023, respectively.

Food Packaging

Our Food packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

Net sales for the year ended December 31, 2024 decreased $42 million (9%) as compared to the comparable prior year period. The decrease was due to an decrease of $25 million in price and product mix and a decrease of $17 million due to lower volume. Cost of goods sold for the year ended December 31, 2024 decreased by $16 million (5%) as compared to the comparable prior year period due to lower absorption of manufacturing costs resulting from lower sales volume. Gross margin as a percentage of net sales was 17% and 21% for the year ended December 31, 2024 and 2023, respectively.

Real Estate

Our Real Estate segment consists of investment properties which includes land, retail, office and industrial properties leased to corporate tenants, the development and sale of single-family homes, and the operations of a resort and two country clubs. Sales of single-family homes and investment properties are included in net sales in our consolidated statements of operations. Results from operations at investment properties and our country clubs are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for the year ended December 31, 2024 and 2023, was primarily derived from the sale of single-family homes and country club operations.

Net sales for the year ended December 31, 2024 decreased by $48 million (70%) as compared to the comparable prior year period. The decrease was primarily due to the one-time sale of a $17 million investment property in the prior year period and a decrease in single-family home sales as inventory is nearly fully sold at one country club. Cost of goods sold for the year ended December 31, 2024 decreased $33 million (69%) compared to the prior year period primarily due to the sale of an investment property which had a cost basis of $11 million in the prior year. Gross margin as a percentage of net sales was 29% and 30% for the years ended December 31, 2024 and 2023, respectively.

Other revenues from operations for the year ended December 31, 2024 increased by $2 million (3%) as compared to the comparable prior year period. Other expenses from operations for the year ended December 31, 2024 increased $5 million (8%) compared to the comparable prior year period primarily due to higher expenses related to a full year of country club operations, compared to only three months in the prior year.

In November 2024, we entered into an agreement to sell certain properties in our Real Estate segment, which is expected to close in the first quarter of 2025. These properties have historically generated approximately $3 million in annual revenue. As a result, we anticipate a reduction in future other revenues from operations by this amount following the completion of the sale of these properties.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Net sales for the year ended December 31, 2024 increased by $1 million (1%) compared to the comparable prior year period. Cost of goods sold for the year ended December 31, 2024 decreased $3 million (2%) compared to the comparable prior year period mostly due to lower material costs and improved manufacturing efficiency. Gross margin as a percentage of net sales was 23% and 21% for the years ended December 31, 2024 and 2023, respectively.

Pharma

Our Pharma segment derives revenues primarily from the sale of its products directly to customers, wholesalers and pharmacies. Drugs in active clinical development may generate positive cash flow if successful, but there is also the risk that these drugs may not progress through clinical trials, resulting in no return. Additionally, we incur research and development costs associated with these drugs.

Pursuant to previously announced settlement agreements, at the end of 2024 a competitor became, and in the second half of 2025 a second competitor will be, permitted to launch competing generic products to the patent-protected weight loss treatment sold within our Pharma segment in the United States, which we anticipate will cause a moderate reduction of prescription volume in the retail pharmacy market in the United States. In the third quarter of 2024, our Pharma segment began selling certain products to wholesalers and pharmacies in Europe.

Net sales for the year ended December 31, 2024 increased by $12 million (13%) compared to the comparable prior year period primarily due to higher prescription growth resulting in increased sales. Cost of goods sold for the year ended December 31, 2024 decreased $1 million (2%) compared to the comparable prior year period primarily due to improved inventory management. Gross margin as a percentage of net sales was 48% and 40% for the years ended December 31, 2024 and 2023, respectively.

Holding Company

Our Holding Company’s results of operations primarily reflect the interest expense on its senior notes for the years ended December 31, 2024 and 2023, and a loss on deconsolidation of one of its subsidiaries and a credit loss on its related party note receivable for the year ended December 31, 2023.

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

Selling, General and Administrative

Our consolidated selling, general and administrative costs during the year ended December 31, 2024 decreased by $69 million (8%) as compared to the comparable prior year period primarily due to lower expenses of our Automotive segment of $60 million (13%) mainly related to the deconsolidation of Auto Plus.

Impairment

Refer to Note 11, “Goodwill and Intangible Assets, Net,” to the consolidated financial statements for a discussion of impairments of assets, which were not significant.

Interest Expense

Our consolidated interest expense during the year ended December 31, 2024 decreased by $31 million (6%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense for our Investment segment of $84 million attributable to changes in short exposure composition. The decrease was offset in part by higher interest expense in our Holding Company segment and Energy segment of $31 million and $25 million, respectively, mainly due to the refinancing of our senior notes at higher interest rates than the prior year.

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

Liquidity and Capital Resources

We are a holding company. Our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units depends on the cash flow resulting from divestitures, equity offerings and debt financings, interest income, returns on our interests in the Investment Funds and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include receipt of dividends and distributions from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt or distributions on our depositary units could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. For the third quarter of 2024, CVR Energy, our subsidiary in our Energy segment, elected to suspend payment of its cash dividend, and it continued to not pay dividends in the fourth quarter of 2024, which reduced our cash flow for the relevant periods. In addition, our subsidiaries are not obligated to make funds available to us and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt and other agreements.

As of December 31, 2024, our Holding Company had cash and cash equivalents of approximately $1.4 billion and total debt of approximately $4.7 billion. As of December 31, 2024, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $2.7 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

	December 31,
	2024		2023

	(in millions)
6.375% senior notes due 2025	—		750
6.250% senior notes due 2026	750		1,250
5.250% senior notes due 2027	1,455		1,455
4.375% senior notes due 2029	750		750
9.750% senior notes due 2029	700		700
10.000% senior notes due 2029	500		—
9.000% senior notes due 2030	750		—
	4,905		4,905
Less: Unamortized discounts, premiums, and debt issuance costs	(10)		(1)
Less: Notes held in treasury (1)	(196)		(57)
Total Debt	$4,699	(2)	$4,847

(1)	At December 31, 2024, total debt is net of notes held in treasury of $31 million aggregate principal amount of our 6.250% senior notes due 2026, $73 million aggregate principal amount of our 5.250% senior notes due 2027, and $92 million aggregate principal amount of our 4.375% senior notes due 2029. At December 31, 2023, total debt is net of shares held in treasury of $12 million aggregate principal amount of our 6.25% senior notes due 2026, $5 million aggregate principal amount of our 5.25% senior notes due 2027, and $ 40 million aggregate principal amount of our 4.375% senior notes due 2029.
(2)	Concurrently with the consummation of the issuance of our secured 10.000% senior notes due 2029, the Issuers granted a lien in favor of the holders of the Existing Notes (as defined below) such that the Existing Notes are secured equally and ratably with the secured notes upon the issuance thereof. Accordingly, while we previously designated the Existing Notes as our senior unsecured notes they are now designated as our senior notes.

Holding Company debt consists of various issues of fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of senior notes is payable semi-annually.

In November 2024, the Issuers issued $500 million in aggregate principal amount of secured 10.000% senior notes due 2029 (the “10% 2029 Notes”). The 10% 2029 Secured Notes are secured by substantially all of our assets directly owned by us and Icahn Enterprises Holdings, the guarantor of the 10% 2029 Notes, subject to customary exceptions. The net proceeds from the issuance were used to partially redeem $500 million of the outstanding 6.250% senior notes due 2026 on December 16, 2024. Concurrently with the consummation of this issuance, the Issuers granted a lien in favor of the holders of the Issuers’ 6.250% senior notes due 2026, 5.250% senior notes due 2027, 4.375% senior notes due 2029 and the 9.000% senior notes due 2030 (collectively, the “Existing Notes”) such that the Existing Notes are secured equally and ratably with the 10% 2029 Notes upon the issuance thereof.

In May 2024, the Issuers issued $750 million in aggregate principal amount of 9.000% senior notes due 2030. The net proceeds from the issuance were used to redeem the remaining outstanding 6.375% senior notes due 2025 in full on June 13, 2024.

Each of our senior notes and the related guarantees are the senior obligations of the Issuers and rank equally with all of the Issuers’ and the Guarantor’s existing and future senior indebtedness and senior to all of the Issuers’ and the Guarantor’s existing and future subordinated indebtedness. Each of our senior notes and the related guarantees are effectively subordinated to the Issuers’ and the Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness. Each of our senior notes and the related guarantees are also effectively subordinated to all indebtedness and other liabilities of the Issuers’ subsidiaries other than the Guarantor.

The indentures governing our senior notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. Our notes include a maintenance covenant that requires us to maintain a specified ratio of unencumbered assets compared to our total outstanding principal amount of unsecured indebtedness. Upon the closing of our secured debt offering in November of 2024, all of our notes are now secured and, as a result, will be excluded from the calculation of the ratio test under these covenants, and we no longer have a material amount of unsecured indebtedness. As a result, we and our subsidiaries will have substantially more capacity under these covenants, and we no longer have a material amount of unsecured indebtedness. As a result, we and our subsidiaries will have substantially more capacity under these covenants to incur additional unsecured indebtedness (but subject to the other covenants in the indentures governing our senior notes that restrict the ability of the Issuers and the Guarantors, as well as the ability of our non-guarantor subsidiaries, to incur incremental indebtedness). The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the 5.250% senior notes due 2027, the 4.375% senior notes due 2029, the 10.000% senior notes due 2029 and the 9.000% senior notes due 2030 are subject to optional redemption premiums in the event we redeem any of the notes prior to six months before maturity. The 9.750% senior notes due 2029 are subject to optional redemption premiums in the event we redeem these notes prior to three months before maturity.

As of December 31, 2024 and 2023, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2024, based on covenants in the indentures governing our senior notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

Debt Repurchase and Sales

In November and December of 2023, we repurchased in the open market approximately $35 million aggregate principal amount of our 4.750% senior notes due 2024, $12 million aggregate principal amount of our 6.25% senior notes due 2026, $5 million aggregate principal amount of our 5.25% senior notes due 2027, and $40 million aggregate principal amount of our 4.375% senior notes due 2029 for total cash paid of $84 million for a total aggregate principal amount $92 million. The Company cancelled and reduced the outstanding principal of the repurchased 4.750% senior notes due 2024, and the remaining repurchased notes of $57 million aggregate principal were extinguished but were not retired and are held in treasury. In April 2024, we sold the $12 million in aggregate principal amount of our 6.250% senior notes due 2026 and the $5 million in aggregate principal amount of our 5.250% senior notes due 2027, both previously repurchased and held in treasury, in the open market. In August and September of 2024, we repurchased in the open market approximately $52 million aggregate principal amount of our 6.25% senior notes due 2026, $73 million aggregate principal amount of our 5.25% senior notes due 2027, and $52 million aggregate principal amount of our 4.375% senior notes due 2029 for total cash paid of $168 million and a total aggregate principal amount of $177 million of our senior notes repurchased. The repurchased notes of $177 million aggregate principal were extinguished but were not retired and are held in treasury. In December 2024, we received $21 million as part of the redemption of our 6.25% senior notes due 2026 held in treasury.

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

Future Debt Service Obligations

Interest payments on our Holding Company’s senior notes will be approximately $332 million for 2025, $304 million for 2026, $242 million for 2027, $215 million for 2028 and an aggregate of $147 million for 2029 through 2030.

At-The-Market Offerings

In May 2019, Icahn Enterprises entered into an Open Market Sale Agreement for the sale of depositary units, from time to time, for up to $400 million in aggregate sale proceeds, under its ongoing “at-the-market” offering. This agreement has been subsequently terminated and superseded by subsequent agreements with substantially the same terms. During the year ended December 31, 2024, Icahn Enterprises sold 5,806,986 depositary units pursuant to its existing agreement, resulting in gross proceeds of $102 million. During the year ended December 31, 2023, Icahn Enterprises sold 3,395,353 depositary units pursuant to its then current agreement, resulting in gross proceeds of $175 million. On August 26, 2024, we entered into a new Open Market Sales Agreement providing for sales of depositary units of up to $400 million. We continue to have effective Open Market Sale Agreements and Icahn Enterprises may sell its depositary units for up to an additional $47 million in aggregate gross sale proceeds pursuant to its Open Market Sales Agreement entered into November 21, 2022 and up to $400 million in aggregate gross sales proceeds pursuant to its Open Market Sales Agreement entered into August 26, 2024. No assurance can be made that any or all amounts will be sold during the term of the agreements, and we have no obligation to sell additional depositary units under these Open Market Sale Agreements. Depending on market conditions, we may continue to sell depositary units under the Open Market Sale Agreements, and, if appropriate, enter into a new Open Market Sale Agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing Open Market Sale Agreements. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. While we were able to sell depositary units during the year ended December 31, 2024, there can be no assurance that any future capital will be available on acceptable terms or at all under this program.

LP Unit Distributions

During the year ended December 31, 2024, we declared four quarterly distributions aggregating $3.50 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash were $383 million, of which $220 million was distributed to Mr. Icahn and his affiliates.

On February 24, 2025, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about April 16, 2025 to depositary unitholders of record at the close of business on March 10, 2025. Depositary unitholders will have until April 4, 2025 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending April 11, 2025. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

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

Repurchase Authorization

On May 9, 2023, the board of directors of Icahn Enterprises GP, the Company’s general partner, approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”), in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness. The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the board of directors of Icahn Enterprises GP. As of December 31, 2024, the Company has not repurchased any of the Company’s depositary units and the Company has repurchased $269 million worth of senior notes in aggregate under the Repurchase Program. On November 6, 2024, the Board re-approved the Repurchase Program, and, pursuant to the reapproved Program, we are authorized to repurchase up to an additional $500 million worth of our outstanding fixed-rate senior notes, in addition to the approximately $269 million we have already repurchased under the Repurchase Program, and we remain authorized to repurchase up to $500 million of our depositary units, in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness.

Captive Insurance Program

During 2023, we established a captive insurance program to supplement the insurance coverage of the officers, directors, employees and agents of the Company, its subsidiaries and our general partner, in addition to our newly established commercial insurance program. As a result, cash available to our Holding Company decreased by $108 million and $100 million at December 31, 2024 and December 31, 2023, respectively, as these assets were transferred to restricted cash. Whenever the captive insurance program is cancelled, any remaining assets will become available to the Holding Company.

Sale of Investments

The Holding Company did not sell any investments during 2024 and 2023.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Our cash held at consolidated affiliated partnerships balance was $0.9 billion and $1.1 billion as of December 31, 2024 and December 31, 2023, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of Icahn Enterprises.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of December 31, 2024, the Investment Funds had a net long notional exposure of 22%. The Investment Funds’ long exposure was 102% (97% long equity and 5% long credit) and its short exposure was 80% (72% short equity, 7% short credit and 1% short commodity). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at December 31, 2024.

Of the Investment Funds’ 102% long exposure, 54% was comprised of the fair value of its long positions and 48% was comprised mostly of single name equity forward and swap contracts. Of the Investment Funds’ 80% short exposure, 33% was comprised of the fair value of its short positions and 47% was comprised mostly of short broad market index swap derivative contracts, short credit default swap contracts and short commodity contracts.

With respect to both our long positions that are not notionalized (54% long exposure) and our short positions that are not notionalized (33% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other long positions (48% long exposure) and short positions (47% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Investment Funds Redemptions and Distributions

During the year ended December 31, 2024 and 2023, Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $250 million and $2.0 billion from his personal interests in the Investment Funds included in the Investment segment. As of December 31, 2024 and 2023, the total fair market value of investments in the Investment Funds owned by the Company was approximately $2.7 billion and $3.2 billion, respectively, representing approximately 64% and 60% of the Investment Funds’ assets under management as of each respective date.

During the year ended December 31, 2024 and 2023, the Investment Funds issued a pro-rata distribution of $650 and $400 million, including $256 million and $158 million to Mr. Icahn and his affiliates (excluding us and Brett Icahn) and $394 million and $242 million to the Holding Company, respectively.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	December 31,
	2024	2023

	(in millions)
Energy	$987	$1,179
Automotive	133	104
Food Packaging	6	8
Real Estate	25	22
Home Fashion	4	5
Pharma	42	26
	$1,197	$1,344

As of December 31, 2023, our Energy segment’s cash and cash equivalents included to $598 million of reserved funds that were utilized for the repayment of the 5.250% senior notes due 2025 on February 15, 2024.

Sale of Equity Method Investment

During the fourth quarter of 2024, our Energy segment sold an equity method investment for cash consideration of approximately $90 million, resulting in a gain of $24 million included within Other income, net.

Segment Borrowings and Availability

Segment debt consists of the following:

	December 31,
	2024	2023

	(in millions)
Energy	$1,919	$2,185
Automotive	31	33
Food Packaging	144	133
Real Estate	1	1
Home Fashion	15	8
	$2,110	$2,360

In December 2024, CVR Energy and certain of its subsidiaries (the “Term Loan Borrowers”) entered into a senior secured term loan facility in the amount of $325 million, which was borrowed in full on the closing date, with net proceeds of $318 million. At the option of the Term Loan Borrowers, the term loan facility uses a variable interest rate based on SOFR plus 4.00% per year, or an alternate base rate, plus 3.00%.

In February 2024, CVR Energy redeemed all outstanding 5.250% senior unsecured notes due 2025, at par. As a result of this transaction, CVR Energy recognized a $1 million loss on extinguishment of debt in the year ended December 31, 2024.

In December 2023, CVR Energy issued $600 million in aggregate principal amount of 8.500% senior unsecured notes due 2029.

As of December 31, 2024, all of our subsidiaries were in compliance with all debt covenants. On February 14, 2025, Viskase entered into an amendment to its credit agreement providing for, among other things, a waiver of any events of default relating to financial covenants under the credit agreement for the measurement period ended December 31, 2024, and greater flexibility for the measurement of the financial covenants for each of the fiscal quarters in 2025.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

December 31,
2024
(in millions)
Energy	$277
Food Packaging	25
Home Fashion	4
$306

As of December 31, 2024 and 2023, total available capacity under the CVR Energy ABL and CVR Partners’ variable rate asset based revolving credit facilities aggregated $277 million and $288 million, respectively. The CVR Energy ABL also had $24 million and $26 million of letters of credit outstanding as of December 31, 2024 and December 31, 2023, respectively.

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

Our Energy segment’s future debt maturities (excluding financing leases) are $325 million for 2027, $950 million for 2028 and $600 million for 2029. Future interest payments for our Energy segment are expected to be approximately $137 million for 2025, $133 to $134 million for each of 2026 and 2027, $69 million for 2028 and $2 million for 2029.

Subsidiary Distributions and Dividends

During the year ended December 31, 2024, our Investment segment paid a pro-rata distribution of $650 million, which included $394 million in cash received by the Company in connection with its portion.

During the year ended December 31, 2024, our Energy segment paid three quarterly distributions aggregating $1.50 per share. Our portion of the dividend aggregated to $100 million. In addition, during the year ended December 31, 2024, our Energy segment had aggregate distributions of $95 million to non-controlling interests, of which $44 million are distributions paid by CVR Partners to its public unit holders.

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities	Activities	Activities	Activities

	(in millions)
Holding Company	$(213)	$472	$(446)	$(221)	$616	$(424)	$(315)	$282	$40
Investment	541	—	(905)	2,789	—	(2,441)	461	—	(14)

Other Operating Segments:
Energy	404	(121)	(482)	948	(239)	(40)	967	(271)	(696)
Automotive	59	(52)	21	115	(47)	3	(88)	(110)	195
Food Packaging	3	(15)	11	43	(14)	(29)	15	(22)	6
Real Estate	15	(26)	12	42	(20)	(30)	26	(10)	(23)
Home Fashion	(18)	(7)	25	—	(1)	1	(13)	(2)	21
Pharma	41	2	(27)	20	—	(10)	2	—	—
Other operating segments	504	(219)	(440)	1,168	(321)	(105)	909	(415)	(497)
Total before eliminations	832	253	(1,791)	3,736	295	(2,970)	1,055	(133)	(471)
Eliminations	—	(468)	468	—	(585)	585	—	(127)	127
Consolidated	$832	$(215)	$(1,323)	$3,736	$(290)	$(2,385)	$1,055	$(260)	$(344)

The discussion of consolidated cash flows below primarily discusses the comparisons between the years ended December 31, 2024 and 2023. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on February 29, 2024, which is incorporated by reference herein, for additional discussion of consolidated cash flows for the comparisons between the years ended December 31, 2023 and 2022.

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

Holding Company

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Operating Activities:
Cash payments for interest on senior notes	$(284)	$(287)	$(306)
Interest and dividend income	98	94	31
Net cash receipts for income taxes, net of payments	(2)	(2)	(3)
Operating transactions with subsidiaries	17	—	—
Operating costs and other	(42)	(26)	(37)
	$(213)	$(221)	$(315)
Investing Activities:
Distributions from the Investment Funds	$394	$242	$—
Cash from operating segments	167	385	367
Cash to operating segments	(93)	(42)	(239)
Proceeds from sale of investments held at the Holding Company segment	—	—	153
Related party note receivable repayments and disbursements, net	4	30	—
Other investing activities, net	—	1	1
	$472	$616	$282
Financing Activities:
Partnership contributions	$102	$185	$768
Partnership distributions	(389)	(307)	(226)
Payments to acquire additional interests in subsidiaries	(13)	—	(1)
Proceeds from partial sale of interests in consolidated subsidiaries	—	158	—
Proceeds from Holding Company senior notes	1,266	699	—
Repurchase of senior notes held in treasury	(176)	—	—
Repayments and repurchases of Holding Company senior notes	(1,221)	(1,159)	(500)
Other financing activities, net	(15)	—	(1)
	$(446)	$(424)	$40
(Decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$(187)	$(29)	$7

Distributions paid from the Investment Funds include a pro-rata distribution paid, which includes payment to the Holding Company, and are eliminated in consolidation.

Cash from operating segments is made up of dividends, distributions, and intercompany loans that are eliminated in consolidation. During 2024, this included cash dividends received from CVR Energy of $100 million, cash distributions received from our Real Estate segment of $32 million and repayments of intercompany loans received from our Pharma segment of $28 million and other distributions of $7 million. During 2023, this included cash dividends received from CVR Energy of $311 million, cash distributions received from our Real Estate segment of $64 million and repayments of intercompany loans received from our Pharma segment of $10 million.

Cash to operating segments is made up of intercompany loans and contributions to our operating segments that are eliminated in consolidation. During 2024, this included cash paid to our Automotive segment of $38 million, Real Estate segment of $37 million and Home Fashion segment of $18 million. During 2023, this included cash paid to our Real Estate segment of $32 million and Automotive segment of $10 million.

Proceeds from the sale of investments include proceeds from the sale of equity investments in 2022.

Cash to operating segments are eliminated in consolidation. Changes in cash to operating segments was mainly attributable for cash paid to our Automotive and Real Estate segments for each year presented.

Partnership contributions represent sales in connection with our “at-the-market” offerings pursuant to our Open Market Sale Agreements, as discussed above.

Payments to acquire additional interests in subsidiaries include proceeds related to the purchase of CVR Partners’ common units in 2024.

Partnership distributions represent cash paid to depositary unitholders in connection with our regularly quarterly distributions.

Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Our Investment segment’s cash flows used in financing activities for the year ended December 31, 2024 was mainly attributable to a pro-rata distribution of $650 million and redemptions paid to Mr. Icahn and his affiliates (excluding us and Brett Icahn) of $250 million from the Investment Funds. For 2023, our Investment segment paid redemptions to Mr. Icahn and his affiliates (excluding us and Brett Icahn) of $2.0 billion and issued a pro-rata distribution of $400 million.

Other Operating Segments

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Operating Activities:
Net cash flow from operating activities before changes in operating assets and liabilities	$449	$1,370	$938
Changes in operating assets and liabilities	55	(202)	(29)
	$504	$1,168	$909
Investing Activities:
Capital expenditures	$(280)	$(303)	$(338)
Turnaround expenditures	(53)	(57)	(83)
Acquisition of businesses, net of cash acquired	(2)	(20)	—
Proceeds from sale of assets	3	33	4
Proceeds from sale of equity method investments	90	—	—
Other	23	26	2
	$(219)	$(321)	$(415)
Financing Activities:
Proceeds from other borrowings	$362	$683	$110
Repayments of other borrowings	(629)	(112)	(216)
Dividends and distributions to non-controlling interests	(95)	(319)	(270)
Cash from Holding Company	93	42	239
Cash to Holding Company	(167)	(385)	(367)
Other	(4)	(14)	7
	$(440)	$(105)	$(497)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(1)	(1)	(1)
Increase (decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	$(156)	$741	$(4)

Our other operating segments’ cash flow from operating activities before changes in operating assets and liabilities were primarily attributable to the results of our Energy segment during both periods. The decrease in cash flows from operating activities for the year ended December 31, 2024 as compared to 2023 was primarily due to a decrease in the operating results of our Energy segment primarily associated with a decrease in our petroleum business’ net sales.

Capital expenditures are primarily from our Energy and Automotive segments and are primarily for maintenance and growth. Refer to Note 15, “Segment and Geographic Reporting,” for capital expenditures reported for each of our segments. Turnaround expenditures relates to our Energy segment, which were higher in 2023 due to planned maintenance at one of its refineries.

Repayments of other borrowings are related to our Energy segment’s redemption of $600 million principal amount of its 5.25% senior notes due February 2025.

Distributions to non-controlling interests were from our Energy segment relating to its regular quarterly dividends and distributions, excluding payments made to us.

Cash from Holding Company is made up of intercompany loans and contributions between our Holding Company and subsidiaries that are eliminated in consolidation. During 2024, this included cash paid to our Automotive segment of $38 million, Real Estate segment of $37 million and Home Fashion segment of $18 million. During 2023, this included cash paid to our Real Estate segment of $32 million and Automotive segment of $10 million.

Cash to Holding Company is made up of dividends, distributions, and intercompany loans that are eliminated in consolidation. During 2024, this included cash dividends received from CVR Energy of $100 million, cash distributions received from our Real Estate segment of $32 million and repayments of intercompany loans received from our Pharma segment of $28 million and other distributions of $7 million. During 2023, this included cash dividends received from CVR Energy of $311 million, cash distributions received from our Real Estate segment of $64 million and repayments of intercompany loans received from our Pharma segment of $10 million.

Consolidated Capital Spending

Refer to Note 15, “Segment and Geographic Reporting,” for a reconciliation of our segments’ capital expenditures to consolidated capital expenditures for each of the years ended December 31, 2024, 2023 and 2022. In addition, our Energy segment had turnaround expenditures of $53 million, $57 million and $83 million during the years ended December 31, 2024, 2023 and 2022, respectively, which is reported separately from capital expenditures in our consolidated statements of cash flows.

For 2025, we estimate our consolidated capital expenditures to be approximately $165 million to $205 million for our Energy segment, for both maintenance and growth, $113 million for our Automotive segment and approximately $94 million in the aggregate for all other segments.

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

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. For each of December 31, 2024 and 2023, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

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

Long-Lived Assets

Long-lived assets held and used by our various operating segments and long-lived assets to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate a possible significant deterioration in future expected cash flows that could result in the carrying amount of an asset not being recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the remaining useful life of the asset and its eventual disposition. Assumptions used in the review of recoverability require the exercise of significant judgment, including judgment about terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. If the sum of the estimated future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, a fair value assessment is performed. If the carrying amount of the asset exceeds its fair value, an impairment loss is recognized in accordance with U.S. GAAP. Similarly, long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2024, our long-lived assets did not have any impairment indicators.

Goodwill

Indefinite-lived intangible assets, such as goodwill and trademarks, held by our various segments are reviewed for impairment annually, or more frequently if impairment indicators exist. Goodwill impairment testing consists of (i) a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, and/or, if necessary, (ii) a quantitative analysis which involves comparing the fair value of our reporting units to their respective carrying values. If the fair value of the reporting unit exceeds its carrying value, no impairment is necessary. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss, equal to the difference (limited to the total amount of goodwill allocated to the tested reporting unit), is recognized in accordance with U.S. GAAP. As of December 31, 2024, our consolidated goodwill was $288 million, primarily within our Automotive segment’s reporting unit. We perform the annual goodwill impairment test for our Automotive segment as of October 1 of each year. During the third quarter of 2024, we experienced declining sales in our Automotive Services business, due to, among other factors, reduced consumer spending on automotive repairs and maintenance and certain operational challenges, resulting in a reduction in expected future cash flows. This led to a goodwill triggering event during the quarter ended September 30, 2024. Our goodwill impairment testing concluded that no impairment was required at that time, and we have undertaken operational changes, including changes in management and strategy, that we believe will lead to improvements in the performance of the business and cash flows. However, if our growth and profitability initiatives do not realize their expected benefits, our assets in this business may be subject to impairment. On October 1, 2024, we performed a qualitative annual goodwill impairment analysis for our Automotive segment, we determined that it was not more likely than not that the fair value of the Service reporting unit was below its carrying amount and therefore, no impairment is required. As of December 31, 2024, our Automotive segment had remaining goodwill of $250 million, which is allocated entirely to its reporting unit.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported in our consolidated balance sheets. Based on their respective balances as of December 31, 2024, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives, based on the price impact on notional value, would decrease by approximately $227 million, $137 million and $409 million, respectively. However, as of December 31, 2024, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our consolidated statements of operations would be less than the change in fair value since we have an investment of approximately 64% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 36% of the change in fair value. As of December 31, 2023, we estimated that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives, based on the price impact on notional value, would decrease by approximately $290 million, $347 million and $673 million, respectively and as of December 31, 2023, our investment in the Investment Funds was 60%.

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

Our operating subsidiaries have variable rate debt primarily with a principal amount outstanding aggregating $483 million as of December 31, 2024, primarily at our Energy and Food Packaging segment. A 1.0% increase in interest rates would increase interest expense by approximately $5 million on an annualized basis, thus decreasing net income by the same amount. Additionally, as of December 31, 2024, our operating segments have additional borrowing availability subject to variable interest rates aggregating $306 million, which if outstanding, would increase our operating segments’ exposure to changes in interest rates.

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

Food Packaging

Viskase has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which they operate. Viskase is exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect Viskase’s financial condition. Viskase recorded a translation loss of $7 million and a gain of $5 million in accumulated other comprehensive loss for the years ended December 31, 2024 and 2023, respectively, and recorded translation losses in earnings of $9 million and $3 million for the years ended December 31, 2024 and 2023, respectively.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Icahn Enterprises L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Fort Lauderdale, Florida

February 26, 2025

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$2,603	$2,951
Cash held at consolidated affiliated partnerships and restricted cash	2,636	2,995
Investments	2,310	3,012
Due from brokers	1,624	4,367
Accounts receivable, net	479	485
Related party notes receivable, net	7	11
Inventories	897	1,047
Property, plant and equipment, net	3,843	3,969
Deferred tax asset	160	184
Derivative assets, net	22	64
Goodwill	288	288
Intangible assets, net	409	466
Assets held for sale	25	—
Other assets	976	1,019
Total Assets	$16,279	$20,858
LIABILITIES AND EQUITY
Accounts payable	$802	$830
Accrued expenses and other liabilities	1,547	1,596
Deferred tax liabilities	331	399
Derivative liabilities, net	756	979
Securities sold, not yet purchased, at fair value	1,373	3,473
Due to brokers	40	301
Debt	6,809	7,207
Total liabilities	11,658	14,785

Commitments and contingencies (Note 19)

Equity:
Limited partners: Depositary units: 522,736,315 units issued and outstanding at December 31, 2024 and 429,033,241 units issued and outstanding at December 31, 2023	3,241	3,969
General partner	(775)	(761)
Equity attributable to Icahn Enterprises	2,466	3,208
Equity attributable to non-controlling interests	2,155	2,865
Total equity	4,621	6,073
Total Liabilities and Equity	$16,279	$20,858

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022

	(in millions, except per unit amounts)
Revenues:
Net sales	$9,193	$11,077	$13,378
Other revenues from operations	707	770	748
Net loss from investment activities	(421)	(1,575)	(168)
Interest and dividend income	477	636	328
(Loss) gain on disposition of assets, net	(4)	8	(8)
Other income (loss), net	68	18	(82)
	10,020	10,934	14,196
Expenses:
Cost of goods sold	8,619	9,327	11,689
Other expenses from operations	603	643	583
Selling, general and administrative	783	852	1,250
Dividend expense	56	87	95
Restructuring, net	3	1	2
Impairment	—	7	—
Credit loss on related party note receivable	—	139	—
Loss on deconsolidation of subsidiary	—	246	—
Interest expense	523	554	568
	10,587	11,856	14,187
(Loss) income before income tax benefit (expense)	(567)	(922)	9
Income tax benefit (expense)	25	(90)	(34)
Net loss	(542)	(1,012)	(25)
Less: net (loss) income attributable to non-controlling interests	(97)	(328)	158
Net loss attributable to Icahn Enterprises	$(445)	$(684)	$(183)

Net (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(436)	$(670)	$(179)
General partner	(9)	(14)	(4)
	$(445)	$(684)	$(183)

Basic and Diluted loss per LP unit	$(0.94)	$(1.75)	$(0.57)
Basic and diluted weighted average LP units outstanding	466	382	316
Distributions declared per LP unit	$3.50	$6.00	$8.00

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Net loss	$(542)	$(1,012)	$(25)
Other comprehensive (loss) income, net of tax:
Translation adjustments	(7)	12	(7)
Post-retirement benefits and other	1	3	11
Other comprehensive income, net of tax	(6)	15	4
Comprehensive loss	(548)	(997)	(21)
Less: Comprehensive (loss) income attributable to non-controlling interests	(97)	(328)	158
Comprehensive loss attributable to Icahn Enterprises	$(451)	$(669)	$(179)

Comprehensive loss attributable to Icahn Enterprises allocated to:
Limited partners	$(442)	$(656)	$(175)
General partner	(9)	(13)	(4)
	$(451)	$(669)	$(179)

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit)	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2021	$(754)	4,298	3,544	5,799	9,343
Net income (loss)	(4)	(179)	(183)	158	(25)
Other comprehensive income	—	4	4	—	4
Partnership distributions	(4)	(222)	(226)	—	(226)
Partnership contributions	15	753	768	—	768
Investment segment contributions	—	—	—	9	9
Investment segment distributions	—	—	—	(27)	(27)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(270)	(270)
Changes in subsidiary equity and other	—	(7)	(7)	(11)	(18)
Balance, December 31, 2022	(747)	4,647	3,900	5,658	9,558
Net (loss) income	(14)	(670)	(684)	(328)	(1,012)
Other comprehensive income	—	15	15	—	15
Partnership distributions	(6)	(301)	(307)	—	(307)
Partnership contributions	4	175	179	—	179
Investment segment distributions	—	—	—	(2,197)	(2,197)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(319)	(319)
Changes in subsidiary equity and other	2	103	105	51	156
Balance, December 31, 2023	(761)	3,969	3,208	2,865	6,073
Net loss	(9)	(436)	(445)	(97)	(542)
Other comprehensive loss	—	(6)	(6)	—	(6)
Partnership distributions	(8)	(383)	(391)	—	(391)
Partnership contributions	2	102	104	—	104
Investment segment contributions	—	—	—	1	1
Investment segment distributions	—	—	—	(511)	(511)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(95)	(95)
Changes in subsidiary equity and other	1	(5)	(4)	(8)	(12)
Balance, December 31, 2024	$(775)	$3,241	$2,466	$2,155	$4,621

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Cash flows from operating activities:
Net loss	$(542)	$(1,012)	$(25)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from securities transactions	207	595	52
Purchases of securities	(1,925)	(963)	(2,985)
Proceeds from sales of securities	1,474	4,537	5,359
Payments to cover securities sold, not yet purchased	(2,227)	(4,692)	(2,908)
Proceeds from securities sold, not yet purchased	998	1,358	3,836
Changes in receivables and payables relating to securities transactions	2,465	2,268	(2,390)
Changes in derivative assets and liabilities	(181)	1,029	(296)
Loss (gain) on disposition of assets, net	4	(8)	8
Depreciation and amortization	511	518	509
Loss on deconsolidation of subsidiary	—	246	—
Credit loss expense	—	139	—
Impairment	—	7	—
Deferred taxes	(45)	(48)	(148)
Other, net	3	(84)	72
Changes in other operating assets and liabilities:
Accounts receivable, net	15	78	(110)
Related party note receivable	—	7	—
Inventories	133	27	(96)
Other assets	(1)	55	(11)
Accounts payable	(33)	59	45
Accrued expenses and other liabilities	(24)	(380)	143
Net cash provided by operating activities	832	3,736	1,055
Cash flows from investing activities:
Capital expenditures	(280)	(303)	(338)
Turnaround expenditures	(53)	(57)	(83)
Acquisition of businesses, net of cash acquired	(2)	(20)	—
Proceeds from sale of investments	—	—	153
Proceeds from sale of equity investment	90	—	—
Proceeds from disposition of businesses and assets	3	33	4
Related party note receivable payments and distributions, net	4	30	—
Other, net	23	27	4
Net cash (used in) provided by investing activities	(215)	(290)	(260)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	1	—	9
Investment segment distributions to non-controlling interests	(511)	(2,199)	(23)
Partnership contributions	104	185	768
Partnership distributions	(391)	(307)	(226)
Proceeds from sale of (purchase of) additional interests in consolidated subsidiaries	(13)	158	(1)
Dividends and distributions to non-controlling interests in subsidiaries	(95)	(319)	(270)
Proceeds from Holding Company senior notes	1,266	699	—
Repayments of Holding Company senior notes	(1,229)	(1,159)	(500)
Repurchase of senior notes held in treasury	(168)	—	—
Proceeds from subsidiary borrowings	362	683	115
Repayments of subsidiary borrowings	(629)	(112)	(216)
Other, net	(20)	(14)	—
Net cash (used in) provided by financing activities	(1,323)	(2,385)	(344)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(1)	(1)	(1)
Net (decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	(707)	1,060	450
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	5,946	4,886	4,436
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$5,239	$5,946	$4,886

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2024, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 86% of our outstanding depositary units as of December 31, 2024.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $2.7 billion and $3.2 billion as of December 31, 2024 and 2023, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”), along with a 2% interest in common units of CVR Partners, LP held outside of CVR Energy. CVR Energy is headquartered in Sugar Land, Texas. CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing businesses, the renewable fuels businesses as well as in the nitrogen fertilizer manufacturing and distribution businesses through its holdings in CVR Partners, LP, a publicly traded limited partnership (“CVR Partners”). CVR Energy is an independent petroleum refiner and marketer of high value transportation fuels primarily in the form of gasoline, diesel, jet fuel and distillates. The renewables business refines renewable feedstocks, such as soybean oil, corn oil, and other related renewable feedstocks, into renewable diesel, and markets renewable products. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR Energy holds 100% of the general partner interest and approximately 37% of the outstanding common units of CVR Partners as of December 31, 2024. As of December 31, 2024, we owned approximately 66% of the total outstanding common stock of CVR Energy and 2% of the outstanding common units of CVR Partners.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Automotive

We conduct our Automotive segment through various subsidiaries, Icahn Automotive Group LLC (“Icahn Automotive”) and AEP PLC LLC (“AEP PLC”). The Automotive segment is engaged in providing a full range of automotive repair and maintenance services, along with the sale of any installed parts or materials related to automotive services (“Automotive Services”) to its customers, as well as sales of automotive aftermarket parts and retailed merchandise (“Aftermarket Parts”). In addition to its primary businesses, the Automotive segment leases available and excess real estate in certain locations under long-term operating leases.

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

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. As of December 31, 2024, we owned approximately 91% of the total outstanding common stock of Viskase.

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

Pharma

We conduct our Pharma segment through our wholly owned subsidiary, Vivus LLC, formerly Vivus, Inc. (“Vivus”). Vivus is a specialty pharmaceutical company with two approved therapies and two product candidates in active clinical development and two product candidates in early-stage development.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2023, we established a captive insurance program to supplement the insurance coverage of the officers, directors, employees and agents of the Company, its subsidiaries and our general partner, in addition to our newly established commercial insurance program. We hold assets in a protected cell, which we are the primary beneficiary of, and therefore consolidate the protected cell. At December 31, 2024, total assets related to the protected cell were $108 million and included in restricted cash in the consolidated balance sheet.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and whether actions required to complete the plan indicate it is unlikely significant changes to the plan will be made or the plan will be withdrawn.

Our assets held for sale were $25 million as of December 31, 2024, all of which relates to certain properties in our Real Estate segment. In November 2024, we entered into a purchase and sale agreement to sell certain properties, which is expected to close in the first quarter of 2025.

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our debt as of December 31, 2024 was approximately $6.8 billion and $6.6 billion, respectively. The carrying value and estimated fair value of our debt as of December 31, 2023 was approximately $7.2 billion and $6.9 billion, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

We consider short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents. As of December 31, 2023, our cash and cash equivalents balance included $598 million of reserved funds at our Energy segment to be utilized for the repayment of our Energy segment’s 5.250% senior unsecured notes due 2025.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $0.9 billion and $1.1 billion as of December 31, 2024 and 2023, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of Icahn Enterprises.

Our restricted cash balance was $1.7 billion and $1.9 billion as of December 31, 2024 and 2023, respectively. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions and cash held related to our captive insurance program.

Investments and Related Transactions

Investment

Investment Transactions and Related Investment Income (Loss). Investment transactions of the Investment Funds are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Due From Brokers. Due from brokers represents cash balances with the Investment Funds’ clearing brokers, prime brokers, and derivative counterparties. These funds as well as fully-paid for and marginable securities are essentially restricted to the extent that they serve as collateral against securities sold, not yet purchased. Due from brokers may also include unrestricted balances with derivative counterparties.

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

Automotive, Food Packaging, Home Fashion and Pharma

Our Automotive, Food Packaging, Home Fashion and Pharma segments’ inventories are stated at the lower of cost or net realizable value. Cost is determined by using the FIFO method, except for our Automotive segment which uses the last-in, first out (“LIFO”) method and the Pharma segment which utilizes weighted-average cost. Inventory recorded using the LIFO method was $168 million and $228 million as of December 31, 2024 and 2023, respectively, all of which

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

relates to finished goods. The cost of manufactured goods includes the cost of direct materials, labor and manufacturing overhead. Our Automotive, Food Packaging, Home Fashion and Pharma segments write-down inventory for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pension and Other Post-Retirement Benefit Plan Obligations

Post-retirement benefit liabilities were $25 million and $34 million as of December 31, 2024 and 2023, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is included in the limited partners and general partner components of equity in the consolidated balance sheets in the amounts of $61 million and $55 million as of December 31, 2024 and 2023, respectively. Refer to Note 17, “Changes in Accumulated Other Comprehensive Loss,” for further information.

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

Real Estate and Automotive

Leases are classified as either operating, sales-type or direct financing by the lessor. Our Real Estate and Automotive segments’ net lease portfolio consists of commercial real estate leased to others under long-term operating leases and we account for these leases in accordance with FASB ASC Topic 842, Leases. These assets leased to others are recorded at cost, net of accumulated depreciation, and are included in property, plant and equipment, net on our consolidated balance sheets. Assets leased to others are depreciated on a straight-line basis over the useful lives of the assets, ranging from 5 years to 39 years. Lease revenue is recognized on a straight-line basis over the lease term. Cash receipts for all lease payments received are included in net cash flows from operating activities in the consolidated statements of cash flows.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2024, our Energy segment had $8 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize approximately $4 million of these performance obligations as revenue by the end of 2025, an additional $3 million by the end of 2026, and the remaining balance thereafter.

Contract balances: Our Energy segment’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. In addition, it includes deferred revenue associated with agreements entered into with third-party investors that has allowed our Energy segment to monetize certain tax credits available under Section 45Q of the Internal Revenue Code (the “45Q Transaction”). Our Energy segment had deferred revenue of $78 million and $49 million as of December 31, 2024 and 2023, respectively. Deferred revenue is included in accrued expense and other liabilities in the consolidated balance sheets. For the years ended December 31, 2024, 2023 and 2022, our Energy segment recorded revenue of $16 million, $46 million and $86 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective year.

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

Contract balances: Our Automotive segment had deferred revenue with respect to extended warranty plans of $37 million and $45 million as of December 31, 2024 and 2023, respectively, which are included in accrued expenses and other liabilities in our consolidated balance sheets. For the years ended December 31, 2024, 2023 and 2022, our Automotive segment recorded revenue of $22 million, $22 million and $25 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective year.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

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

Automotive

Shipping Costs: Our Automotive segment recognizes shipping and handling costs as incurred and is included in selling, general and administrative in the consolidated statements of operations for its Aftermarkets Parts business which was substantially exited in 2024.

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

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of specific information about costs and expenses within relevant expense captions on the face of the income statement, qualitative descriptions for expense captions not specifically disaggregated quantitatively, and the total amount and definition of selling expenses for interim and annual reporting periods. This standard is effective for the Company’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028 and should be applied on a retrospective or prospective basis, with early adoption permitted. We are currently assessing the impact of adopting this standard on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company beginning January 1, 2025 with early adoption permitted. While the Company does not expect adoption will have a material impact on our consolidated financial statements, we currently expect additional disclosures will be included for our annual reporting period beginning January 1, 2025. The Company does not intend to early adopt this ASU.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the filing of the Chapter 11 Cases, the Company determined that it no longer controls Auto Plus under the criteria set out in FASB ASC Topic 810, “Consolidation” and deconsolidated its investment effective January 31, 2023. In order to deconsolidate Auto Plus, we removed the carrying values of the assets and liabilities of Auto Plus as of January 31, 2023 and recorded our investment in Auto Plus at zero resulting in a non-cash charge of $246 million during the year ended December 31, 2023.

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

Investment Funds

As of December 31, 2024 and 2023, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $1.5 billion and $2.1 billion, respectively, representing approximately 35% and 39% of the Investment Funds’ assets under management as of each respective date. Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $250 million and $2.0 billion from the Investment Funds for the years ended December 31, 2024 and 2023, respectively. In addition, the Investment Funds issued a pro-rata distribution in cash of $650 million, including $256 million to Mr. Icahn and his affiliates (excluding us and Brett Icahn) and $394 million to the Holding Company during the year ended December 31, 2024. The Investment Funds issued a pro-rata distribution in cash of $400 million, including $158 million to Mr. Icahn and his affiliates (excluding us and Brett Icahn) and $242 million to the Holding Company during the year ended December 31, 2023.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the years ended December 31, 2024, 2023 and 2022, $19 million, $18 million and $18 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

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

Note Receivable from Auto Plus

In connection with the Auto Plus bankruptcy filing, we entered into a priming, senior secured, super priority debtor-in-possession credit facility with Auto Plus (the “DIP Credit Facility”) on January 31, 2023, under which (i) we agreed to provide new loans in an aggregate amount of up to $75 million and (ii) subject to final approval of the DIP Credit Facility by the Bankruptcy Court, all the loans under our pre-petition credit facility with Auto Plus would be rolled-up and converted into loans under the DIP Credit Facility. On February 6, 2023, we loaned $17 million in cash pursuant to the DIP Credit Facility. On May 2, 2023, we converted and rolled up our related party note receivable with our existing loans under the DIP Credit Facility. We collected cash for the repayment of the note receivable of $48 million as of December 31, 2024. We estimated our cash to be collected for the repayment of the note receivable to be $11 million at December 31, 2024, resulting in a write-off of $127 million during the year ended December 31, 2024.

AEP PLC

In connection with the Auto Plus auction, AEP PLC acquired $10 million of assets mostly comprised of Aftermarket Parts inventory during the year ended December 31, 2023. The transaction was considered an asset acquisition, as the group of assets acquired by AEP PLC does not meet the definition of a business defined in FASB ASC Topic 805. The results of AEP PLC are consolidated within our Automotive segment at December 31, 2024 and were not material. We are in the process of selling the remaining inventory which was substantially completed at the end of 2024 and which we expect will be fully completed in the first quarter of 2025, removing us from the Aftermarket Parts business.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. Brett Icahn had net redemptions of $4 million and $17 million in the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, Brett Icahn had investments in the Investment Funds with a total fair market value of $17 million and $28 million, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2024	2023

	(in millions)
Assets
Investments:
Equity securities:
Communications	$129	$—
Consumer, cyclical	277	260
Energy	57	708
Utilities	792	1,012
Healthcare	482	440
Technology	—	139
Materials	317	52
Industrial	187	—
	2,241	2,611
Debt securities:
Financials	—	158
Real Estate	31	44
Communications	—	85
	31	287
	$2,272	$2,898
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Consumer, non-cyclical	$—	$41
Consumer, cyclical	—	3
Energy	460	2,146
Utilities	453	610
Materials	133	350
Industrial	107	138
	1,153	3,288
Debt securities:
Communications	220
Materials	—	185
	220	185
	$1,373	$3,473

The portions of unrealized losses that relate to securities still held by our Investment segment, primarily equity securities, were $187 million, $302 million and $1,544 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

During the third quarter of 2023, the Investment Funds sold their entire investment in Xerox. Prior to the sale of its investment in Xerox, the Investment Funds owned approximately 22.0% of the outstanding common stock of Xerox. Due to the nature of our Investment segment’s operations, the sale of Xerox was deemed to be in the ordinary course of business.

	Voting	Fair Value of		Gains (Losses)
	Interests	Investment		Recognized in Other loss, net
	December 31,	December 31,		Year Ended December 31,
	2024	2024	2023	2024	2023	2022

		(in millions)
Xerox Holding Corporation	0.0%	$—	$—	$—	$60	$(230)
		$—	$—	$—	$60	$(230)

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

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	December 31,
	2024	2023

	(in millions)
Equity method investments	$24	$100
Held to maturity debt investments measured at amortized cost	11	11
Other investments measured at fair value	3	3
	$38	$114

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no unrealized gains and (losses) that relate to equity securities still held by our other segments and our Holding Company for the years ended December 31, 2024 and 2023, and unrealized gains of $61 million for the year ended December 31, 2022.

During the fourth quarter of 2024, our Energy segment sold an equity method investment for cash consideration of approximately $90 million, resulting in a gain of $24 million included within Other income, net.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 5)	$2,203	$31	$41	$2,275	$2,730	$129	$42	$2,901
Derivative assets, net (Note 7)	—	22	—	22	—	64	—	64
	$2,203	$53	$41	$2,297	$2,730	$193	$42	$2,965
Liabilities
Securities sold, not yet purchased (Note 5)	$1,153	$220	$—	$1,373	$3,288	$185	$—	$3,473
Derivative liabilities, net (Note 7)	6	750	—	756	—	979	—	979
Other liabilities	—	323	—	323	—	329	—	329
	$1,159	$1,293	$—	$2,452	$3,288	$1,493	$—	$4,781

Refer to Note 20, “Pension and Other Post-Retirement Benefit Plans,” for our Food Packaging segment’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2024 and 2023.

There were no changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs during the years ended December 31, 2024 and 2023.

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

Holding Company

The estimated fair value of the Company’s note receivable from Auto Plus was measured at January 31, 2023 using the income approach with Level 3 inputs by discounting the forecasted cash inflows associated with the note using an estimated market discount rate. The Company measured the fair value of the related party note using the practical expedient for a collateral-dependent loan in accordance with ASC Topic 326 to determine the allowance based on the fair value of collateral less costs to sell. The collateral for the note primarily consists of cash and accounts receivable. The Company estimated the fair value of the accounts receivable by using an average from a range of expected cash collection projections. We determined the estimated fair value to be $7 million at December 31, 2024.

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

The Investment Funds have entered into various types of swap contracts with other counterparties. These agreements provide that they are entitled to receive or are obligated to pay in cash an amount equal to the increase or decrease, respectively, in the value of the underlying shares, debt and other instruments that are the subject of the contracts, during the period from inception of the applicable agreement to its expiration. In addition, pursuant to the terms of such agreements, they are entitled to receive or obligated to pay other amounts, including interest, dividends and other distributions made in respect of the underlying shares, debt and other instruments during the specified time frame. They are also entitled to receive from or required to pay to the counterparty a floating interest rate equal to the product of the notional amount multiplied by an agreed-upon rate. They also receive interest on any cash collateral that they post to the counterparty and pay interest on any cash collateral posted by the counterparty at an agreed-upon rate.

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. There were no Investment Funds’ derivative instruments with credit-risk-related contingent features in a liability position as of December 31, 2024 and 2023.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	December 31, 2024		December 31, 2023
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$1,813	$1,845	$1,882	$2,350
Credit contracts(1)	185	55	—	435
Commodity contracts	—	90	—	409
(1)	The short notional amount on our credit default swap positions was approximately $213 million at December 31, 2024. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $55 million as of December 31, 2024. The short notional amount on our credit default swap positions was approximately $2.5 billion as of December 31, 2023. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is $0.4 billion as of December 31, 2023.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

	(in millions)
Equity contracts	$81	$11	$853	$999
Credit contracts	18	39	6	2
Commodity contracts	22	14	—	3
Sub-total	121	64	859	1,004
Netting across contract types(1)	(103)	(25)	(103)	(25)
Total(1)	$18	$39	$756	$979
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at December 31, 2024 and 2023 was $1.5 billion and $1.7 billion, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
	Year Ended December 31,
	2024	2023	2022

Equity contracts	$(201)	$(903)	$456
Credit contracts	(29)	(87)	(586)
Commodity contracts	16	(26)	(1)
	$(214)	$(1,016)	$(131)
(1)	Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our consolidated statements of operations for our Investment segment.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024 and 2023, CVR Energy had swap positions for crack spreads of less than 1 million barrels and 11 million barrels of refined products, respectively. As of December 31, 2024 and 2023, CVR Energy had future contracts of less than 1 million barrels and no future contracts, respectively. As of December 31, 2024 and 2023, CVR Energy had forward contracts of less than 1 million barrels at each period. As of December 31, 2024, CVR Energy had open fixed-price commitments to purchase a net 7 million RINs. As of December 31, 2023, CVR Energy had open fixed-price commitments to sell a net of 11 million RINs.

The following table presents the fair value of our Energy segment’s derivatives and the effect of the collateral netting:

	Derivative Assets		Derivative Liabilities
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

	(in millions)
Commodity contracts	$17	$31	$13	$6
Netting across contract types(1)	(13)	(6)	(13)	(6)
Total(1)	$4	$25	$—	$—
(1)	Excludes netting of derivatives primarily related to initial margin requirements of $3 million and $13 million at December 31, 2024 and 2023, respectively, which was not offset against derivatives liabilities, net in the consolidated balance sheets.

Certain derivative instruments within our Energy segment contain credit risk-related contingent provisions associated with our Energy segments’ credit ratings. If our Energy segments’ credit rating were to be downgraded, it would allow the counterparty to require our Energy segment to post collateral or to request, immediate, full settlement of derivative instruments in liability positions. There were no derivative liabilities in our Energy segments’ derivative instruments with credit-risk-related contingent features as of December 31, 2024 and 2023, and no collateral has been posted.

Gains and (losses) recognized on derivatives for our Energy segment were $13 million, $5 million and $(55) million for the years ended December 31, 2024, 2023 and 2022, respectively. Gains and (losses) recognized on derivatives for our Energy segment are included in cost of goods sold on the consolidated statements of operations.

8. Related Party Notes Receivable, Net

Related party notes receivable and its related allowance for expected credit losses consists of the following:

December 31, 2024

Related party notes receivable, gross	$19
Less: Allowance for expected credit losses	12
Related party notes receivable, net	$7

Allowance for expected credit losses:
Beginning Balance as of December 31, 2023	$12
Credit loss provision	-
Write-offs	-
Ending Balance as of December 31, 2024	$12

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no write-offs associated with related party notes receivable for the year ended December 31, 2024.Write-offs associated with related party notes receivable were $127 million for the year ended December 31, 2023. See Note 6, “Fair Value Measurements” for additional information related to the fair value of the related party notes receivable.

9.  Inventories, Net

Inventories, net consists of the following:

	December 31,
	2024	2023

	(in millions)
Raw materials	$293	$367
Work in process	92	95
Finished goods	512	585
	$897	$1,047

10.  Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

		December 31,
	Useful Life	2024	2023

	(in years)	(in millions)
Land		$335	$332
Buildings and improvements	1 – 40	1,129	1,058
Machinery, equipment and furniture	1 – 30	6,209	6,083
Assets leased to others	5 – 39	320	334
Financing leases	1 – 10	143	118
Construction in progress		261	275
		8,397	8,200
Less: Accumulated depreciation and amortization		(4,554)	(4,231)
Property, plant and equipment, net		$3,843	$3,969

Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2024, 2023 and 2022 was $400 million, $384 million and $384 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	December 31, 2024
	Automotive	Food Packaging	Home Fashion	Pharma	Consolidated

	(in millions)
Gross carrying amount, Jan 1	$337	$6	$22	$13	$378
Foreign Exchange	—	—	—	—	—
Gross carrying amount, Dec 31	337	6	22	13	378

Accumulated impairment, Jan 1	(87)	—	(3)	—	(90)
Impairment	—	—	—	—	—
Accumulated impairment, Dec 31	(87)	—	(3)	—	(90)

Net carrying value, Dec 31	$250	$6	$19	$13	$288

	December 31, 2023
	Automotive	Food Packaging	Home Fashion	Pharma	Consolidated

	(in millions)
Gross carrying amount, Jan 1	$337	$6	$22	$13	$378
Foreign exchange	—	—	—	—	—
Gross carrying amount, Dec 31	337	6	22	13	378

Accumulated impairment, Jan 1	(87)	—	(3)	—	(90)
Impairment	—	—	—	—	—
Accumulated impairment, Dec 31	(87)	—	(3)	—	(90)

Net carrying value, Dec 31	$250	$6	$19	$13	$288

Intangible assets, net consists of the following:

	December 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$392	$(249)	$143	$392	$(229)	$163
Developed technology	254	(118)	136	254	(90)	164
Other	164	(110)	54	164	(101)	63
	$810	$(477)	$333	$810	$(420)	$390

Indefinite-lived intangible assets			$76			$76
Intangible assets, net			$409			$466

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense associated with definite-lived intangible assets for the years ended December 31, 2024, 2023 and 2022 was $57 million, $58 million and $61 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

The estimated future amortization expense for our definite-lived intangible assets is as follows:

Year	Amount
(in millions)
2025	$56
2026	36
2027	35
2028	31
2029	32
Thereafter	143
$333

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

Automotive

We perform the annual goodwill impairment test for our Automotive segment as of October 1 of each year, or more frequently if impairment indicators exist. On October 1, 2024, we performed a qualitative annual goodwill impairment analysis for our Automotive segment, we determined that it was not more likely than not that the fair value of the Service reporting unit was below its carrying amount and therefore, no impairment is required.

During the third quarter of 2024, we experienced declining sales in our Automotive Services business, due to, among other factors, reduced consumer spending on automotive repairs and maintenance and certain operational challenges, resulting in a reduction in expected future cash flows. This led to a goodwill triggering event during the quarter ended September 30, 2024. Our goodwill impairment testing concluded that no impairment was required at that time, and we have undertaken operational changes, including changes in management and strategy, that we believe will lead to improvements in the performance of the business and cash flows.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Right-of-use assets and lease liabilities are as follows:

	December 31,
	2024	2023

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$527	$526
Lease liabilities (accrued expenses and other liabilities)	530	531

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	72	55
Lease liabilities (debt)	83	70

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information with respect to our operating leases as of December 31, 2024 and 2023 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2024	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$75	$71	5.4 years	7.9%
Automotive	409	421	5.4 years	5.9%
Food Packaging	19	22	9.1 years	7.4%
Other segments and Holding Company	24	16
	$527	$530

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2023	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$53	$49	5.4 years	6.7%
Automotive	422	434	5.4 years	5.9%
Food Packaging	22	25	9.1 years	7.4%
Other segments and Holding Company	29	23
	$526	$531

Maturities of lease liabilities as of December 31, 2024 are as follows:

	Operating	Financing
Year	Leases	Leases

	(in millions)
2025	$146	$20
2026	134	18
2027	112	16
2028	73	14
2029	53	11
Thereafter	106	44
Total lease payments	624	123
Less: imputed interest	(94)	(40)
	$530	$83

For the year ended December 31, 2024, lease cost was comprised of operating lease cost of $178 million, amortization of financing lease right-of-use assets of $8 million and interest expense on financing lease liabilities of $6 million. For the year ended December 31, 2023, lease cost was comprised of operating lease cost of $177 million, amortization of financing lease right-of-use assets of $8 million and interest expense on financing lease liabilities of $5 million. For the year ended December 31, 2022, lease cost was comprised of operating lease cost of $197 million, amortization of financing lease right-of-use assets of $8 million and interest expense on financing lease liabilities of $5

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million. Our Automotive segment accounted for $141 million, $143 million and $163 million of total lease cost for the years ended December 31, 2024, 2023 and 2022, respectively.

Lessor Arrangements

Automotive

Our Automotive segment leases available and excess real estate in certain locations under long-term operating leases. Our Automotive segment’s revenues from operating leases were $60 million, $56 million and $45 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our Automotive segment’s expenses from operating leases were $97 million, $99 million and $46 million for the years ended December 31, 2024, 2023 and 2022, respectively. Revenues from operating leases are included in other revenue from operations in the consolidated statements of operations and expenses from operating leases are included in other expenses from operations in the consolidated statements of operations. Our Automotive segment’s anticipated future receipts of minimum operating lease payments are $23 million for 2025, $22 million for each of 2026, 2027, 2028, $21 million for 2029 and an aggregate of $56 million for 2030 and thereafter.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of December 31, 2024 and 2023, our Real Estate segment had assets leased to others included in property, plant and equipment of $236 million and $252 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $10 million, $17 million and $7 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in other revenue from operations in the consolidated statements of operations. Our Real Estate segment’s anticipated future receipts of minimum operating lease payments are $6 million for each of 2025 and 2026, $5 million for 2027, $6 million for each of 2027 and 2028 and an aggregate of $14 million for 2030 and thereafter.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Debt

Debt consists of the following:

	December 31,
	2024	2023

	(in millions)
Holding Company:
6.375% senior notes due 2025	—	749
6.250% senior notes due 2026	719	1,238
5.250% senior notes due 2027	1,384	1,454
4.375% senior notes due 2029	656	708
9.750% senior notes due 2029	698	698
10.000% senior notes due 2029	495	—
9.000% senior notes due 2030	747	—
	4,699	4,847
Reporting Segments:
Energy	1,919	2,185
Automotive	31	33
Food Packaging	144	133
Real Estate	1	1
Home Fashion	15	8
	2,110	2,360
Total Debt	$6,809	$7,207

Holding Company

Our Holding Company debt consists of various issues of fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of the senior unsecured notes is payable semi-annually.

In November 2024, the Issuers issued $500 million in aggregate principal amount of secured 10.000% senior notes due 2029 (the “10% 2029 Notes”). The net proceeds from the issuance were used to partially redeem $500 million of the outstanding 6.250% senior notes due 2026 on December 16, 2024. Our 10% 2029 Notes are secured by substantially all of our assets directly owned by us and Icahn Enterprises Holdings, subject to customary exceptions. Concurrently with the consummation of this issuance, the Issuers granted a lien in favor of the holders of the Issuers’ 6.250% senior notes due 2026, 5.250% senior notes due 2027, 4.375% senior notes due 2029 and the 9.000% senior notes due 2030 (collectively, the “Existing Notes”) such that the Existing Notes are secured equally and ratably with the 10% 2029 Notes upon the issuance thereof. Accordingly, while we previously designated the Existing Notes as our senior unsecured notes they are now designated as our senior notes.

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

In May 2024, the Issuers issued $750 million in aggregate principal amount of 9.000% senior notes due 2030. The net proceeds from the issuance were used to redeem the remaining outstanding 6.375% senior notes due 2025 in full on June 13, 2024.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2024, we sold $12 million in aggregate principal amount of our 6.250% senior notes due 2026 and $5 million in aggregate principal amount of our 5.250% senior notes due 2027, both previously repurchased and held in treasury, in the open market. In August and September of 2024, we repurchased in the open market approximately $52 million aggregate principal amount of our 6.250% senior notes due 2026, $73 million aggregate principal amount of our 5.250% senior notes due 2027 and $52 million aggregate principal amount of our 4.375% senior notes due 2029 for total cash paid of $168 million and a total aggregate principal amount of $177 million of our senior notes repurchased. The repurchased notes of $177 million aggregate principal were extinguished but were not retired and are held in treasury. In December 2024, we received $21 million as a part of the redemption of our 6.25% senior notes due 2026 held in treasury.

In November and December of 2023, we repurchased in the open market approximately $35 million aggregate principal amount of our 4.750% senior notes due 2024, which the Company then cancelled and reduced the outstanding principal, $12 million aggregate principal amount of our 6.25% senior notes due 2026, $5 million aggregate principal amount of our 5.25% senior notes due 2027, and $40 million aggregate principal amount of our 4.375% senior notes due 2029 for total cash paid of $84 million for a total aggregate principal amount of $92 million. The remaining repurchased notes of $57 million aggregate principal were extinguished but were not retired and are held in treasury.

In December 2023, the Issuers issued $700 million in aggregate principal amount of 9.750% senior notes due 2029. The net proceeds from such issuance, together with $376 million of cash and cash equivalents on hand, was used to satisfy and discharge the remaining outstanding 4.750% senior notes due 2024, along with any accrued interest associated with the notes and related fees and expenses.

Icahn Enterprises recorded a gain on extinguishment of $8 million in 2024, a gain on extinguishment of debt of $13 million in 2023 and a loss on extinguishment of debt of $2 million in 2022 in connection with debt transactions.

Each of our senior notes and the related guarantees are the senior obligations of the Issuers and rank equally with all of the Issuers’ and the Guarantor’s existing and future senior indebtedness and senior to all of the Issuers’ and the Guarantor’s existing and future subordinated indebtedness. Each of our senior notes and the related guarantees are effectively subordinated to the Issuers’ and the Guarantor’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness. Each of our senior notes and the related guarantees are also effectively subordinated to all indebtedness and other liabilities of the Issuers’ subsidiaries other than the Guarantor.

The indentures governing each of our senior notes: restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes; restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions; require that on each quarterly determination date, Icahn Enterprises and the guarantor of each of the senior notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein; and restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the 5.250% senior notes due 2027, the 4.375% senior notes due 2029, the 10.000% senior notes due 2029 and the 9.000% senior notes due 2030 are subject to optional redemption premiums in the event we redeem any of the notes prior to six months before maturity. The 9.750% senior notes due 2029 are subject to optional redemption premiums in the event we redeem these notes prior to three months before maturity. Although we have no obligation to do so, we may continue, from time-to-time, to retire our outstanding debt through privately negotiated transactions, open market repurchases, redemptions or otherwise.

As of December 31, 2024 and 2023, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2024, based on covenants in the indentures governing our senior notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reporting Segments

Energy

Our Energy segment’s debt primarily consists of (i) $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028 and $600 million in aggregate principal amount of 8.50% senior unsecured notes due 2029 (each issued by CVR Energy), (ii) $550 million in aggregate principal amount of 6.125% senior secured notes due 2028 (issued by CVR Partners), and (iii) $325 million senior secured term loan facility. Interest for each of these notes is accrued and paid based on contractual terms.

In December 2023, CVR Energy issued $600 million in aggregate principal amount of 8.50% senior unsecured notes due 2029. The proceeds from the issuance of these notes were used to fund the redemption in full of CVR Energy’s existing $600 million in aggregate principal amount of 5.25% senior unsecured notes due 2025, at par in February 2024. As a result of this transaction, CVR Energy recognized a $1 million loss on extinguishment of debt in the year ended December 31, 2024.

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

In December 2024, CVR Energy and certain of its subsidiaries (the “Term Loan Borrowers”) entered into a senior secured term loan facility in the amount of $325 million, which was borrowed in full on the closing date, with net proceeds of $318 million. At the option of the Term Loan Borrowers, the term loan facility uses a variable interest rate based on SOFR plus 4.00% per year, or an alternate base rate, plus 3.00%.

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

As of December 31, 2024 and 2023, total availability under the CVR Energy ABL and CVR Partners variable rate asset based revolving credit facilities aggregated $277 million and $288 million, respectively. The CVR Energy ABL also had $24 million and $26 million of letters of credit outstanding as of December 31, 2024 and 2023, respectively.

Food Packaging

Viskase’s debt primarily consists of a credit agreement providing for a $134 million term loan and a $10 million revolving credit facility. The interest rate on Viskase’s term loans were 7.49% and 7.40% as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the total availability under the term loan aggregated $25 million and $30 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covenants

All of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions. On February 14, 2025, Viskase entered into an amendment to its credit agreement providing for, among other things, a waiver of any events of default relating to financial covenants under the credit agreement for the measurement period ended December 31, 2024, and greater flexibility for the measurement of the financial covenants for each of the fiscal quarters in 2025.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the consolidated statements of operations were $3 million, $4 million and $5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Consolidated Maturities

The following is a summary of the maturities of our debt as of December 31, 2024:

Year	Amount
(in millions)
2025	$35
2026	850
2027	1,707
2028	950
2029	2,458
Thereafter	750
Total debt payments (excluding financing lease payments)	6,750
Less: unamortized discounts, premiums and deferred financing fees	(24)
Financing leases (Note 12)	83
$6,809

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Net Income (Loss) Per LP Unit

The components of the computation of basic and diluted income (loss) per LP unit from continuing and discontinued operations are as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions, except per unit amounts)
Net loss attributable to Icahn Enterprises from continuing operations	$(445)	$(684)	$(183)
Net loss attributable to Icahn Enterprises from continuing operations allocated to limited partners (98.01% allocation)	$(436)	$(670)	$(179)

Basic and diluted loss per LP unit	$(0.94)	$(1.75)	$(0.57)
Basic and diluted weighted average LP units outstanding	466	382	316
(1)	Excludes an immaterial amount of unvested RSU awards during the years ended December 31, 2024, 2023 and 2022, due to their anti-dilutive impact.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LP Unit Transactions

The following table summarizes the changes in our outstanding depositary units during each of the years ended December 31, 2024, 2023 and 2022.

	Mr. Icahn and	Public
	Affiliates (1)	Unitholders	Total
December 31, 2022	299,997,624	53,574,558	353,572,182
Unit distributions	67,882,278	4,178,455	72,060,733
2017 Incentive Plan	—	4,973	4,973
At-the-market offerings	—	3,395,353	3,395,353
December 31, 2023	367,879,902	61,153,339	429,033,241
Unit distributions	82,908,268	4,987,820	87,896,088
At-the-market offerings	—	5,806,986	5,806,986
December 31, 2024	450,788,170	71,948,145	522,736,315

(1) Excluding us and Brett Icahn

Unit Distributions

During each of the years ended December 31, 2024, 2023 and 2022, we declared four quarterly distributions. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units. If a holder did not make a timely election, it was automatically deemed to have elected to receive the distributions in additional depositary units.

During the year ended December 31, 2024, we declared four quarterly distributions aggregating $3.50 per share. In connection with these distributions, we distributed an aggregate of 87,896,088 depositary units to unitholders who did not elect to receive cash, of which an aggregate of 82,908,268 depositary units were distributed to Mr. Icahn and his affiliates. The aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $383 million, of which $220 million was distributed to Mr. Icahn and his affiliates, for the year ended December 31, 2024.

During the year ended December 31, 2023, we declared four quarterly distributions aggregating $6.00 per share. In connection with these distributions, we distributed an aggregate of 72,060,733 depositary units to unitholders who did not elect to receive cash, of which an aggregate of 67,882,278 depositary units were distributed to Mr. Icahn and his affiliates. The aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $301 million, of which $70 was distributed to Mr. Icahn and his affiliates, for the year ended December 31, 2023.

At-The-Market Offerings

In May 2019, Icahn Enterprises entered into an Open Market Sale Agreement for the sale of its depositary units, from time to time, for up to $400 million in aggregate sale proceeds, under its ongoing “at-the-market” offering. This agreement has been subsequently terminated and superseded by subsequent agreements with substantially the same terms. During the year ended December 31, 2024, Icahn Enterprises sold 5,806,986 depositary units pursuant to its current agreement, resulting in gross proceeds of $102 million. On August 26, 2024, we entered into a new Open Market Sales Agreement providing for sales of depositary units of up to $400 million. As of December 31, 2024, we continue to have effective Open Market Sale Agreements and Icahn Enterprises may sell its depositary units for up to an additional $47 million in aggregate gross sale proceeds pursuant to its Open Market Sales Agreement entered into November 21, 2022 and up to $400 million in aggregate gross sale proceeds pursuant to its Open Market Sales Agreement entered into August 26, 2024.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repurchase Authorization

On May 9, 2023, the Board of Directors of the General Partner approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”), in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness. The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. As of December 31, 2024, the Company has not repurchased any of the Company’s depositary units and the Company has repurchased $269 million worth of senior notes in aggregate under the Repurchase Program. On November 6, 2024, the Board re-approved the Repurchase Program, and, pursuant to the reapproved Program, we are authorized to repurchase up to an additional $500 million worth of our outstanding fixed-rate senior notes, in addition to the approximately $269 million we have already repurchased under the Repurchase Program, and we remain authorized to repurchase up to $500 million of our depositary units, in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness.

2017 Incentive Plan

During the years ended December 31, 2024, 2023 and 2022, we distributed depositary units to Brett Icahn net of payroll withholdings with respect to certain restricted depositary units and deferred unit awards that vested during the respective periods in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”). The aggregate impact of the units distributed pursuant to the 2017 Incentive Plan is not material with respect to our consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

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

Our reportable segments reflect the way the Company is managed, and for which separate financial information is available and evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The Chairman of the Board of Directors of our general partner, who is our CODM, reviews financial information for each segment and evaluates the results in relation to our broader business strategies. Accordingly, segment operating results are assessed based on net income from continuing operations attributable to Icahn Enterprises. Assets provided to the CODM are consistent with those reported in the condensed consolidated balance sheets, and there are no intra-entity sales or transfers, or significant expense categories regularly reviewed by the CODM beyond those disclosed in the condensed consolidated statements of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain terms of financings for certain of our businesses impose restrictions on the business’ ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions. Our condensed statements of operations and balance sheets by reporting segment are presented below.

Condensed Statements of Operations

	Year Ended December 31, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$7,610	$877	$404	$21	$176	$105	$—	$9,193
Other revenues from operations	—	—	628	—	75	—	4	—	707
Net loss from investment activities	(421)	—	—	—	—	—	—	—	(421)
Interest and dividend income	335	37	4	—	1	—	2	98	477
(Loss) gain on disposition of assets, net	—	—	(7)	—	—	—	—	3	(4)
Other income (loss), net	—	37	38	(11)	—	(4)	—	8	68
	(86)	7,684	1,540	393	97	172	111	109	10,020
Expenses:
Cost of goods sold	—	7,450	628	336	15	135	55	—	8,619
Other expenses from operations	—	—	536	—	67	—	—	—	603
Selling, general and administrative	22	166	405	50	19	43	47	31	783
Dividend expense	56	—	—	—	—	—	—	—	56
Restructuring, net	—	—	—	2	—	1	—	—	3
Interest expense	78	114	2	11	—	1	—	317	523
	156	7,730	1,571	399	101	180	102	348	10,587
(Loss) income before income tax (expense) benefit	(242)	(46)	(31)	(6)	(4)	(8)	9	(239)	(567)
Income tax (expense) benefit	—	42	15	—	—	—	—	(32)	25
Net (loss) income	(242)	(4)	(16)	(6)	(4)	(8)	9	(271)	(542)
Less: net (loss) income attributable to non-controlling interests	(110)	14	—	(1)	—	—	—	—	(97)
Net (loss) income attributable to Icahn Enterprises	$(132)	$(18)	$(16)	$(5)	$(4)	$(8)	$9	$(271)	$(445)
Supplemental information:
Capital expenditures	$—	$179	$55	$15	$26	$5	$—	$—	$280
Depreciation and amortization	$—	$363	$74	$24	$15	$6	$28	$1	$511

	Year Ended December 31, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$9,247	$1,047	$446	$69	$175	$93	$—	$11,077
Other revenues from operations	—	—	694	—	73	—	3	—	770
Net loss from investment activities	(1,575)	—	—	—	—	—	—	—	(1,575)
Interest and dividend income	497	38	3	—	—	—	1	97	636
(Loss) gain on disposition of assets, net	—	(2)	10	—	—	—	—	—	8
Other income (loss), net	—	14	—	(11)	1	—	1	13	18
	(1,078)	9,297	1,754	435	143	175	98	110	10,934
Expenses:
Cost of goods sold	—	8,019	714	352	48	138	56	—	9,327
Other expenses from operations	—	—	581	—	62	—	—	—	643
Selling, general and administrative	26	168	465	54	17	41	45	36	852
Dividend expense	87	—	—	—	—	—	—	—	87
Restructuring, net	—	—	—	—	—	1	—	—	1
Impairment	—	—	7	—	—	—	—	—	7
Credit loss on notes receivable	—	—	—	—	—	—	—	139	139
Loss on deconsolidation	—	—	—	—	—	—	—	246	246
Interest expense	162	90	3	12	—	1	—	286	554
	275	8,277	1,770	418	127	181	101	707	11,856
(Loss) income before income tax (expense) benefit	(1,353)	1,020	(16)	17	16	(6)	(3)	(597)	(922)
Income tax (expense) benefit	—	(189)	10	(4)	—	—	—	93	(90)
Net (loss) income	(1,353)	831	(6)	13	16	(6)	(3)	(504)	(1,012)
Less: net (loss) income attributable to non-controlling interests	(652)	323	—	1	—	—	—	—	(328)
Net (loss) income attributable to Icahn Enterprises	$(701)	$508	$(6)	$12	$16	$(6)	$(3)	$(504)	$(684)
Supplemental information:
Capital expenditures	$—	$205	$79	$14	$3	$2	$—	$—	$303
Depreciation and amortization	$—	$363	$81	$25	$13	$7	$28	$1	$518

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$10,896	$1,707	$431	$61	$217	$66	$—	$13,378
Other revenues from operations	—	—	687	—	57	—	4	—	748
Net (loss) gain from investment activities	(216)	—	—	—	—	—	—	48	(168)
Interest and dividend income	288	8	—	—	—	—	1	31	328
(Loss) gain on disposition of assets, net	—	(11)	3	—	—	—	—	—	(8)
Other (loss) income, net	—	(78)	1	(5)	—	—	1	(1)	(82)
	72	10,815	2,398	426	118	217	72	78	14,196
Expenses:
Cost of goods sold	—	9,811	1,247	357	40	186	48	—	11,689
Other expenses from operations	—	—	528	—	55	—	—	—	583
Selling, general and administrative	27	176	867	52	16	48	42	22	1,250
Dividend expense	95	—	—	—	—	—	—	—	95
Restructuring, net	—	—	—	—	—	2	—	—	2
Interest expense	173	92	2	8	—	3	—	290	568
	295	10,079	2,644	417	111	239	90	312	14,187
(Loss) income before income tax benefit (expense)	(223)	736	(246)	9	7	(22)	(18)	(234)	9
Income tax (expense) benefit	—	(140)	54	(7)	—	—	—	59	(34)
Net (loss) income	(223)	596	(192)	2	7	(22)	(18)	(175)	(25)
Less: net (loss) income attributable to non-controlling interests	(134)	292	—	—	—	—	—	—	158
Net (loss) income attributable to Icahn Enterprises	$(89)	$304	$(192)	$2	$7	$(22)	$(18)	$(175)	$(183)
Supplemental information:
Capital expenditures	$—	$191	$114	$22	$9	$2	$—	$—	$338
Depreciation and amortization	$—	$353	$80	$27	$13	$7	$28	$1	$509

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Petroleum products	$6,909	$8,267	$9,902
Renewable products	177	299	158
Nitrogen fertilizer products	524	681	836
	$7,610	$9,247	$10,896

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Automotive

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Automotive Services	$1,420	$1,548	$1,552
Aftermarket Parts sales	25	137	797
Total revenue from customers	1,445	1,685	2,349
Lease revenue outside scope ASC 606	60	56	45
Total Automotive net sales and other revenues from operations	$1,505	$1,741	$2,394

Condensed Balance Sheets

	December 31, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$9	$987	$133	$6	$25	$4	$42	$1,397	$2,603
Cash held at consolidated affiliated partnerships and restricted cash	2,449	—	8	—	2	4	—	173	2,636
Investments	2,272	24	—	—	14	—	—	—	2,310
Accounts receivable, net	—	295	30	75	14	28	37	—	479
Related party note receivable	—	—	—	—	—	—	—	7	7
Inventories	—	502	168	109	—	93	25	—	897
Property, plant and equipment, net	—	2,504	808	124	350	53	—	4	3,843
Goodwill and intangible assets, net	—	159	328	21	—	19	170	—	697
Other assets	1,660	280	464	90	90	19	7	197	2,807
Total assets	$6,390	$4,751	$1,939	$425	$495	$220	$281	$1,778	$16,279
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$817	$1,509	$809	$107	$42	$43	$72	$77	$3,476
Securities sold, not yet purchased, at fair value	1,373	—	—	—	—	—	—	—	1,373
Debt	—	1,919	31	144	1	15	—	4,699	6,809
Total liabilities	2,190	3,428	840	251	43	58	72	4,776	11,658

Equity attributable to Icahn Enterprises	2,703	685	1,099	159	447	162	209	(2,998)	2,466
Equity attributable to non-controlling interests	1,497	638	—	15	5	—	—	—	2,155
Total equity	4,200	1,323	1,099	174	452	162	209	(2,998)	4,621
Total liabilities and equity	$6,390	$4,751	$1,939	$425	$495	$220	$281	$1,778	$16,279

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$23	$1,179	$104	$8	$22	$5	$26	$1,584	$2,951
Cash held at consolidated affiliated partnerships and restricted cash	2,799	7	9	—	4	3	—	173	2,995
Investments	2,898	100	—	—	14	—	—	—	3,012
Accounts receivable, net	—	286	41	89	16	26	27	—	485
Related party note receivable	—	—	—	—	—	—	—	11	11
Inventories	—	604	228	111	—	81	23	—	1,047
Property, plant and equipment, net	—	2,594	822	134	363	52	—	4	3,969
Goodwill and intangible assets, net	—	179	335	23	—	19	198	—	754
Other assets	4,425	310	480	101	69	17	8	224	5,634
Total assets	$10,145	$5,259	$2,019	$466	$488	$203	$282	$1,996	$20,858
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,312	$1,553	$890	$148	$43	$42	$55	$62	$4,105
Securities sold, not yet purchased, at fair value	3,473	—	—	—	—	—	—	—	3,473
Debt	—	2,185	33	133	1	8	—	4,847	7,207
Total liabilities	4,785	3,738	923	281	44	50	55	4,909	14,785

Equity attributable to Icahn Enterprises	3,243	795	1,096	168	439	153	227	(2,913)	3,208
Equity attributable to non-controlling interests	2,117	726	—	17	5	—	—	—	2,865
Total equity	5,360	1,521	1,096	185	444	153	227	(2,913)	6,073
Total liabilities and equity	$10,145	$5,259	$2,019	$466	$488	$203	$282	$1,996	$20,858

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

The following table presents our consolidated geographic net sales from external customers, other revenues from operations and property, plant and equipment, net for the periods indicated:

							Property, Plant and
	Net Sales			Other Revenues From Operations			Equipment, Net
	Year Ended December 31,			Year Ended December 31,			December 31,
	2024	2023	2022	2024	2023	2022	2024	2023

	(in millions)
United States	$8,837	$10,687	$12,988	$677	$742	$722	$3,731	$3,844
International	356	390	390	30	28	26	112	125
	$9,193	$11,077	$13,378	$707	$770	$748	$3,843	$3,969

Geographic locations for net sales and other revenues from operations are based on locations of the customers and geographic locations for property, plant, and equipment are based on the locations of the assets.

16. Income Taxes

The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows:

	Icahn Enterprises
	December 31,
	2024	2023

	(in millions)
Book basis of net assets	$2,449	$3,224
Book/tax basis difference	(366)	(540)
Tax basis of net assets	$2,083	$2,684

Income (loss) from continuing operations before income tax benefit (expense) is as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Domestic	$(570)	$(943)	$(8)
International	3	21	17
	$(567)	$(922)	$9

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax benefit (expense) attributable to continuing operations is as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Current:
Domestic	$(20)	$(130)	$(174)
International	9	(8)	(8)
Total current	(11)	(138)	(182)
Deferred:
Domestic	43	41	149
International	(7)	7	(1)
Total deferred	36	48	148
	$25	$(90)	$(34)

A reconciliation of the income tax benefit (expense) calculated at the federal statutory rate to income tax benefit (expense) on continuing operations as shown in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Income tax benefit at U.S. statutory rate	$119	$193	$(2)
Tax effect from:
Valuation allowance	(68)	(1)	100
Non-controlling interest	8	23	38
Credits and incentives	19	26	—
Uncertain tax positions	5	17	—
Deconsolidation	—	23	—
Tax gain not on books	—	(83)	—
Dividends received	(4)	(20)	(23)
Income not subject to taxation	(91)	(239)	(88)
State taxes	32	(26)	(49)
Other	5	(3)	(10)
Income tax benefit (expense)	$25	$(90)	$(34)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows:

	December 31,
	2024	2023

	(in millions)
Deferred tax assets:
Contingent liabilities	$56	$61
Net operating loss	962	954
Tax credits	54	48
Capital loss	241	200
Leases	132	139
Investment in partnerships	135	147
Other	87	105
Total deferred tax assets	1,667	1,654
Less: Valuation allowance	(908)	(860)
Net deferred tax assets	$759	$794

Deferred tax liabilities:
Property, plant and equipment	$(364)	$(408)
Intangible assets	(60)	(65)
Investment in partnerships	(161)	(180)
Investment in U.S. subsidiaries	(163)	(163)
Leases	(129)	(135)
Other	(53)	(58)
Total deferred tax liabilities	(930)	(1,009)
	$(171)	$(215)

We recorded deferred tax assets and deferred tax liabilities of $160 million and $331 million, respectively, as of December 31, 2024 and $184 million and $399 million, respectively, as of December 31, 2023.

We analyze all positive and negative evidence to consider whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income, tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. As of December 31, 2024 we had a valuation allowance of approximately $908 million primarily related to tax loss and credit carryforwards and other deferred tax assets. The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. For the year ended December 31, 2024, the valuation allowance on deferred tax assets increased $48 million. The increase was primarily attributable to increases in capital loss carryforwards and state net operating loss carryforwards.

At December 31, 2024, American Entertainment Properties Corp. (“AEPC”), a wholly-owned corporate subsidiary of Icahn Enterprises, which includes all or parts of our Automotive, Food Packaging, Pharma, Home Fashion and Real Estate segments had U.S. federal net operating loss carryforwards of approximately $3.1 billion with expiration dates from 2024 through unlimited carryforward periods. Additionally, AEPC and its corporate subsidiaries had foreign net operating loss carryforwards of $16 million with an unlimited carryforward period.

At December 31, 2024, CVR Energy had state income tax credits of $22 million, which are available to reduce future state income taxes. These credits, if not used, will begin expiring in 2040.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, we have not provided taxes on approximately $140 million of undistributed earnings in foreign subsidiaries which are deemed to be indefinitely reinvested. If at some future date these earnings cease to be permanently reinvested, we may be subject to foreign income and withholding taxes upon repatriation of such amounts. An estimate of the tax liability that would be incurred upon repatriation of foreign earnings is not practicable to determine.

Accounting for Uncertainty in Income Taxes

A summary of the changes in the gross amounts of unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Balance at January 1	$10	$27	$33
Addition based on tax positions related to the current year	—	—	—
Increase for tax positions of prior years	—	—	—
Decrease for tax positions of prior years	—	—	—
Decrease for statute of limitation expiration	(1)	(17)	(6)
Balance at December 31	$9	$10	$27

At December 31, 2024, 2023 and 2022, we had unrecognized tax benefits of $9 million, $10 million and $27 million, respectively. Of these totals, $3 million, $10 million and $25 million represent the amount of unrecognized tax benefits that if recognized, would affect the annual effective tax rate in the respective periods. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.

During the next 12 months, we do not expect any amount of unrecognized tax benefits to be released.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. We recorded less than $1 million, $4 million and $6 million as of December 31, 2024, 2023 and 2022, respectively, in liabilities for tax related net interest and penalties in our consolidated balance sheets. Income tax expense (benefit) related to interest and penalties were $(4) million, $(2) million and $2 million for the years December 31, 2024, 2023 and 2022, respectively. We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We and our subsidiaries are no longer subject to U.S. federal tax examinations for years before 2020 or state and local examinations for years before 2019, with limited exceptions.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits and
	of Tax	Other, Net of Tax	Total

	(in millions)
Balance, December 31, 2023	$(33)	$(22)	$(55)
Other comprehensive income before reclassifications, net of tax	(7)	1	(6)
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	—	—
Other comprehensive income, net of tax	(7)	1	(6)
Balance, December 31, 2024	$(40)	$(21)	$(61)

18. Other Loss, Net

Other loss, net consists of the following:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Equity earnings from non-consolidated affiliates	$13	$12	$10
Gain on sale of equity investment	24	—	—
Foreign currency transaction loss	(9)	1	(3)
Gain on lease termination	38	—	—
Legal settlement loss	—	—	(76)
Gain (loss) on extinguishment of debt, net	8	13	(2)
Other	(6)	(8)	(11)
	$68	$18	$(82)

19. Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect human health and safety and the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities on an undiscounted basis were $3 million and $19 million as of December 31, 2024 and 2023, respectively, primarily within our Energy segment, which are included in accrued expenses and other liabilities in our consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy

CVR Energy’s obligated-party subsidiaries are subject to the Renewable Fuel Standard (“RFS”) implemented by the EPA which requires refiners to either blend renewable fuels into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending, in an amount equal to the renewable volume obligation (“RVO”) for the applicable compliance year. CVR Energy’s obligated-party subsidiaries are not able to blend the substantial majority of their transportation fuels and, unless their obligations are waived or exempted by the EPA, must either purchase RINs on the open market from third parties including its affiliates or obtain waiver credits for cellulosic biofuels in order to comply with the RFS. One of CVR Energy’s obligated-party subsidiaries, Wynnewood Refining Company, LLC (“WRC”), qualifies as a “small refinery” defined under the RFS as a refinery with an average aggregate daily crude oil throughput for a calendar year no greater than 75,000 barrels, which enables WRC to petition for and receive small refinery exemptions (“SREs”) under the RFS should it be able to establish it suffered disproportionate economic hardship.

CVR Energy’s obligated-party subsidiaries have been parties to numerous lawsuits relating to the RFS, including lawsuits relating to WRC’s SREs for the 2017 through 2024 compliance years, which petitions are in various stages of review by the EPA and/or various courts, primarily including the following:

•	Regarding WRC’s petitions for the 2017 to 2021 compliance periods which, together with the SRE petitions from certain other small refineries, had been denied by the EPA in 2022 (the “2022 Denials”), the EPA has yet to act on those petitions after the EPA’s denials were vacated by the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) in November 2023 and remanded back to the EPA on the grounds that the EPA’s denials were impermissibly retroactive and that the EPA’s interpretation was contrary to law and arbitrary and capricious as applied to petitioners’ exemptions. In May 2024, the EPA and certain biofuels groups sought certiorari before the Supreme Court of the United States (“SCOTUS”) seeking review of whether venue for these challenges to the 2022 Denials lies exclusively in the United States Court of Appeals for the District of Colombia Circuit (the “DC Circuit”), which certiorari was granted in October 2024. Oral argument is expected sometime in 2025.
•	Regarding WRC’s petition for the 2022 compliance period, that petition was denied by the EPA in July 2023 largely on the same grounds as the 2022 Denials and had been stayed by the Fifth Circuit pending issuance of the mandate in case brought by other small refiners in July 2024 in the United States Court of Appeals for the District of Colombia Circuit (the “DC Circuit”) ruled in favor of certain small refineries also challenging the 2022 Denials, holding that the 2022 Denials as applicable to those small refineries was arbitrary and capricious, vacating such denials and remanding such petitions back to the EPA. The DC Circuit also dismissed a challenge brought by biofuel producers to the EPA’s alternative compliance action, concluding that the petitioners had not established any harm from EPA’s decision and therefore lacked standing to sue. WRC’s SRE petition for the 2022 compliance period, which was denied by the EPA in July 2023 largely on the same grounds as the 2022 Denials, had been stayed pending issuance of the mandate in the DC Circuit case.
•	Regarding WRC’s petition for the 2023 compliance period, the United States District Court for the Southern District of Texas ruled in favor of WRC in its suit seeking a declaration that the Administrator of the EPA violated the CAA by failing to rule on WRC’s petition within 90 days, and issued a ruling that EPA must act on WRC’s petition in January 2025. In January 2025, the EPA denied WRC’s petition. In February 2025, WRC filed a petition with the Fifth Circuit seeking stay of WRC’s obligations under the RFS. In its filings with the Fifth Circuit in February 2025, the EPA reported that it was reviewing its denial and did not oppose WRC’s stay.
•	Regarding WRC’s petition for the 2024 compliance period, EPA has not yet ruled on WRC’s petition despite its ninety-day deadline. WRC served on the EPA a notice of intent to sue EPA for this failure.

Our Energy segment recognized, net of RINS sales, an expense of approximately $46 million and a benefit of approximately $114 million for the years ended December 31, 2024 and 2023, and an expense of $435 million for the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year ended December 31, 2022, respectively, for CVR Energy’s obligated-party subsidiaries’ compliance with the RFS (based on the 2020, 2021, 2022 and 2023 annual RVO for the respective periods, excluding the impacts of any exemptions or waivers to which the obligated-party subsidiaries may be entitled). The costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel are included within cost of goods sold in the consolidated statements of operations. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Energy’s obligated-party subsidiaries may be entitled), the remaining position is valued using RIN market prices at period end using each specific or closest vintage year. As of December 31, 2024 and December 31, 2023, CVR Energy’s obligated-party subsidiaries’ RFS position was $323 million and $329 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

Energy

Call Option Coverage Case – CVR Energy and certain of its affiliates (the “Call Defendants”) are engaged in two lawsuits relating to settlement of the consolidated lawsuits (collectively, the “Call Option Lawsuits”) filed by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders against CVR Energy and certain of its affiliates including Mr. Icahn (the “Call Defendants”) relating to CVR Energy’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner including the Stipulation, Compromise and Release (the “Settlement”), which Settlement was entered into in August 2022 and had no further impact on CVR Energy’s financial position or results of operations beyond the amount recognized within Other (expense) income, net in the Consolidated Statements of Operations for the year ended December 31, 2022. In the Texas declaration judgment commenced by CVR Energy’s primary and excess insurers (the “Insurers”) seeking determination that the Insurers owe no indemnity coverage under policies with coverage limits of $50 million, the Call Defendants have appealed the entry of summary judgment by the lower court to the Texas appellate court, which appeal remains pending. In the Delaware action filed by the Call Defendants against the Insurers seeking recovery of all amounts paid in connection with Settlement, mediation in 2024 was unsuccessful and motion practice remains in process. While both cases remain pending, CVR Energy does not expect the outcome of these lawsuits to have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

Guaranty Dispute – In connection with mediation conducted in September 2024, Exxon Mobil Corporation (“XOM”) formally demanded, pursuant to a guaranty claimed by XOM to have been issued in its favor in 1993 by a subsidiary of CVR Energy (the “Alleged Guaranty”), that a subsidiary of CVR Energy defend and indemnify it against claims asserted by various property owners in Louisiana alleging contamination from historic well operations relating to oil and gas leases in Louisiana sold by XOM in 1993 (the “LA Leases”). CVR Energy disputes the validity of the alleged guaranty and has filed suit in the Superior Court of the State of Delaware for declaratory judgment relating thereto,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which suit remains pending. As this matter remains in its early stages, CVR Energy cannot yet determine whether its outcome will have a material adverse impact on CVR Energy’s financial position, results of operations, or cash flows. While CVR Energy vigorously oppose XOM’s claims, if the Alleged Guaranty is determined to obligate CVR Energy to indemnity XOM for all damages it could incur relating to the LA Leases, it could have a material effect on CVR Energy’s financial position, results of operations, or cash flows.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 86% of our outstanding depositary units as of December 31, 2024. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of December 31, 2024. If the plans were voluntarily terminated, the Viskase plan would be underfunded by approximately $21 million as of December 31, 2024. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

The current underfunded status of the pension plans of Viskase requires them to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the Viskase controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.

Starfire Holding Corporation (“Starfire”), which is 99.6% owned by Mr. Icahn, and his affiliates (excluding us and Brett Icahn), has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group, including ACF. The Starfire indemnity provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

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

A derivative complaint was filed in the U.S. District Court for the Southern District of Florida, naming the Company’s general partner, its directors, and certain current and former officers as defendants, and the Company as a nominal defendant, alleging breaches of fiduciary duties with respect to the Company’s disclosure, Patrick Pickney v. Icahn Enterprises G.P. Inc. Case No. 1:23-cv-22932-KMW (S.D. Fl.). On December 6, 2024, the derivative complaint was dismissed without prejudice.

In addition, an action to compel inspection of our books and records was filed on November 2, 2023 in the Court of Chancery of the State of Delaware, Bruno v. Icahn Enterprises, L.P. et al., Case No. 2023-1170-SEM. On January 6, 2025, this books and records case was dismissed without prejudice. We believe that we maintain a strong compliance program and, while no assurances can be made, and we continue to evaluate these matters, we do not currently believe that the remaining inquiries and litigations will have a material impact on our business, financial condition, results of operations or cash flows.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year	Energy	Pharma

	(in millions)
2025	$73	$—
2026	75	16
2027	96	13
2028	96	14
2029	94	15
Thereafter	577	34
	$1,011	$92

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

Components of net periodic benefit cost (credit) are as follows:

	U.S. and Non-U.S. Pension Benefits
	Year Ended December 31,
	2024	2023	2022

	(in millions)
Interest cost	$6	$6	$4
Expected return on plan assets	(5)	(5)	(5)
Amortization of actuarial losses	—	0	1
	$1	$1	$—

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

	U.S. and Non-U.S. Pension Benefits
	2024	2023

	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$116	$115
Interest cost	6	6
Benefits paid	(8)	(8)
Actuarial loss (gain)	(1)	1
Currency translation	(4)	2
Benefit obligation, end of year	109	116
Change in plan assets:
Fair value of plan assets, beginning of year	89	84
Actual return on plan assets	4	10
Employer contributions	4	3
Benefits paid	(9)	(8)
Fair value of plan assets, end of year	88	89
Funded status of the plan and amounts recognized in the consolidated balance sheets	$(21)	$(27)

Defined Benefit Plans Measured at Fair Value on a Recurring Basis

The following table presents Viskase’s defined benefit plan assets measured at fair value on a recurring basis:

	December 31, 2024			December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(in millions)
U.S. and Non-U.S. Plans:
Cash and cash equivalents	$2	$—	$2	$1	$39	$40
Government debt securities	1	56	57	3	—	3
Exchange traded funds	—	—	—	—	—	—
Mutual funds	—	—	—	—	—	—
Common stock	29	—	29	46	—	46
	$32	$56	$88	$50	$39	$89

21. Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Cash payments for interest, net of amounts capitalized	$(423)	$(426)	$(438)
Cash (payments) receipts for income taxes, net	(66)	(105)	(180)
Partnership contributions receivable	—	6	—
Non-cash Investment segment contributions from non-controlling interests	—	(2)	—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Subsequent Events

Icahn Enterprises

ACF Industries LLC Pension Termination Approva1

On January 31, 2025, the Executive Committee of ACF Industries (“ACF LLC”) approved a resolution to terminate its qualified pension plans, which is frozen and no longer accrues benefits. As of December 31, 2024, the fair value of this plan's assets exceeded its benefit obligation. The termination of the plan is effective January 31, 2025, is subject to the appropriate regulatory approvals, and is expected to be completed in fiscal 2025. The ACF LLC ultimate settlement obligation will depend upon both the nature and timing of participant settlements and prevailing market conditions.

LP Unit Distribution

On February 24, 2025, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about April 16, 2025 to depositary unitholders of record at the close of business on March 10, 2025. Depositary unitholders will have until April 4, 2025 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending April 11, 2025. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Purchases of CVR Energy Shares and CVR Partners’ Units

On January 8, 2025, we completed a tender offer to acquire additional shares of CVR Energy’s common stock, purchasing a total of 878,212 shares, bringing our aggregate percentage ownership to approximately 67% of CVR Energy’s outstanding shares of common stock. On December 20, 2024, AEPC, our wholly-owned subsidiary, entered into a Rule 10b5-1 trading plan to purchase up to 320,000 common units of CVR Partners. The plan will terminate on June 1, 2025 if not earlier terminated by its terms. On February 21, 2025, AEPC entered into a Rule 10b5-1 trading plan to purchase up to 13,356,539 shares of common stock of CVI. The plan will terminate on February 21, 2026, if not earlier terminated by its terms.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and subsidiaries’ disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2024, is effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Icahn Enterprises L.P.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2024, and our report dated February 26, 2025 expressed an unqualified opinion on those financial statements.

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

/s/GRANT THORNTON LLP

Fort Lauderdale, Florida

February 26, 2025

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the fourth quarter of 2024, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Amendment to the Limited Partnership Agreement of Icahn Enterprises

On February 24, 2025, the board of directors of Icahn Enterprises G.P. Inc., our general partner, amended and restated Icahn Enterprises’ Second Amended and Restated Limited Partnership Agreement, dated August 2, 2016 (as amended and restated, the “Third Amended and Restated Limited Partnership Agreement”). The amendments made in the Third Amended and Restated Limited Partnership Agreement, among other changes, (i) amend Section 6.14 of the Amended and Restated Limited Partnership Agreement so that the liability of our general partner and its affiliates, partners, directors, officers, employees or agents to Icahn Enterprises and its unit holders conforms with what is required by law, (ii) adds definitions of “Indemnitee” and “Outside Capacity Indemnitee” to the agreement, and (iii) amends Section 6.15 of the Amended and Restated Limited Partnership Agreement to provide that that the indemnification of an Outside Capacity Indemnitee shall be specifically in excess of any and all (x) amounts paid to or on behalf of such Outside Capacity Indemnitee under any indemnification from any person that is not us or our general partner; (y) amounts paid to or on behalf of such Outside Capacity Indemnitee under any insurance policy maintained by any person that is not us or our general partner, or otherwise issued to, covering, or providing any benefit to such Outside Capacity Indemnitee; and (z) amounts paid to or on behalf of such Outside Capacity Indemnitee under any insurance policy issued to or for the benefit of us. Also on February 24, 2025, the board approved the Second Amended and Restated Limited Partnership Agreement of Icahn Enterprises Holdings (the “IEH Second Amended and Restated Limited Partnership Agreement”.

The foregoing is a summary and is qualified in its entirety by reference to the Third Amended and Restated Limited Partnership Agreement and the IEH Second Amended and Restated Limited Partnership Agreement, which are attached to this Annual Report on Form 10-K as Exhibit 3.3 and Exhibit 3.4, respectively.

Director Resignation

On February 24, 2025, Michael Nevin, a member of the Board of Directors, notified Icahn Enterprises that he will be resigning from his position, effective as of February 24, 2025. Mr. Nevin’s decision to resign was not the result of any disagreement with Icahn Enterprises GP, Icahn Enterprises or Icahn Enterprises Holdings on any matter relating to its operations, policies or practices.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, offices held and ages of the directors, executive officers and certain significant employees of Icahn Enterprises G.P., Inc. (“Icahn Enterprises GP”), the general partner of Icahn Enterprises L.P. (“Icahn Enterprises”) are as follows:

Name	Age	Position
Carl C. Icahn	88	Chairman of the Board
Andrew Teno	39	President, Chief Executive Officer and Director
Ted Papapostolou	44	Chief Financial Officer and Director
Robert Flint	47	Chief Accounting Officer
Brett Icahn	45	Director
Denise Barton	67	Director
Stephen A. Mongillo	63	Director
Alvin B. Krongard	88	Director
Nancy Dunlap	72	Director

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

Andrew Teno has served as President and Chief Executive Officer and as a director of Icahn Enterprises since February 2024. Prior to his appointment as President and Chief Executive Officer, Mr. Teno served as a portfolio manager at Icahn Capital LP, a subsidiary of Icahn Enterprises, since October 2020. Mr. Teno previously worked at Fir Tree Partners, a New York based private investment firm that invests worldwide in public and private companies, real estate and sovereign debt, from 2011 to April 2020. Prior to that, he worked at Crestview Partners from 2009 to 2011 as an associate in their private equity business, and at Gleacher Partners, a boutique mergers and acquisitions firm, from 2007 to 2009. Mr. Teno has served as a director of Southwest Gas Holdings, Inc., an entity that purchases, distributes and transports natural gas and provides utility infrastructure services across North America, since May 2022. Mr. Teno also previously served as a director of: Illumina, Inc. from May 2023 to May 2024; Crown Holdings Inc. from December 2022 to November 2023; FirstEnergy Corp. from March 2021 to December 2023; Herc Holdings Inc. from February 2021 to March 2023; and Cheniere Energy, Inc. from February 2021 to June 2022. Mr. Teno received an undergraduate business degree from the Wharton School at the University of Pennsylvania in 2007.

Ted Papapostolou has served as Chief Financial Officer of Icahn Enterprises since November 2021. In addition, Mr. Papapostolou has served as director of Icahn Enterprises since December 2021 and its Secretary since April 2020. Mr. Papapostolou previously served as the Chief Accounting Officer of IEP from April 2020 to December 2023 and in various progressive accounting positions at IEP from March 2007 to March 2020. Previously, Mr. Papapostolou worked at Grant Thornton LLP in their audit practice. Mr. Papapostolou received his M.B.A from The Peter J. Tobin College of Business at Saint John’s University and his B.B.A from Frank G. Zarb School of Business at Hofstra University. Mr. Papapostolou has served as director of Viskase Companies, Inc., since April 2020 and CVR Energy, Inc., since March 2023. Viskase Companies, Inc. and CVR Energy, Inc are each indirectly controlled by Carl C. Icahn.

Robert Flint has served as Chief Accounting Officer the Company since January, 2024. Prior to his appointment as Chief Accounting Officer, Mr. Flint served as Director of Accounting from November 2021 to December 2023 and previously served as Chief Audit Executive of the Company from March 2020 to November 2021. Mr. Flint was an independent management consultant from January 2017 to March 2020, serving a variety of clients and industries, including Icahn Automotive Group, LLC, a subsidiary of the Company, from September 2018 to March 2020. Mr. Flint has served as director for Icahn Automotive Group LLC, WestPoint Home LLC, Vivus LLC, and various real estate related businesses since 2024. Mr. Flint received his B.S in Accounting and Finance from the University of Dayton School of Business.

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

Brett Icahn currently serves as a director of Bausch Health Companies Inc., a manufacturer and marketer of pharmaceuticals, over the counter products and medical devices since March 2021 and the Bausch + Lomb board since June 2022; and Dana Inc., a leading supplier of fully integrated drivetrain and electrified propulsion systems for all passenger vehicles since January 2025.

Brett Icahn was previously a director of, among others: Newell Brands Inc., a global marketer of consumer and commercial products, from March 2018 to March 2023; Nuance Communications, Inc., a provider of voice and language solutions, from October 2013 to March 2016; Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 to November 2013; and The Hain Celestial Group, Inc., a natural and organic products company, from July 2010 to November 2013. Brett Icahn is the son of Carl C. Icahn who has or previously had non-controlling interests in the aforementioned companies through the ownership of securities.

Brett Icahn brings to his service as a director his significant experience in leadership roles as director of various companies as discussed above. In addition, Brett Icahn is uniquely qualified based on his prior experience working as an investment analyst for Icahn Capital LP.

Denise Barton has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since September 2019 and was a member of our audit committee. from September 2019 until April 2021. In addition, Ms. Barton served as Chief Financial Officer of IEH Auto Parts LLC from July of 2021 and both Chief Executive Officer and Chief Financial Officer of IEH Auto Parts LLC from September 2021 through April 2022. Ms. Barton has served on the board of directors and audit committee for Viskase Companies, Inc., a subsidiary of Icahn Enterprises, since May 2016 and served on the board of directors and audit committee for Trump Entertainment Resorts, Inc., a subsidiary of Icahn Enterprises, from February 2016 through June 2017. Ms. Barton served as a member of the Operating Executive Board of Gotham Private Equity Partners, LP, a New York based merchant banking firm, from March 2010 through January 2014. Ms. Barton served as the Chief Financial Officer for Land Holdings I, LLC, a company formed to develop, own and operate the Scarlet Pearl Casino Resort, from March 2012 through March 2017. In addition, Ms. Barton has over 15 years’ experience in public accounting and has served as Chief Financial Officer in both public and private companies. Ms. Barton is a certified public accountant and has been licensed by the Nevada State Gaming Control Commission, the New Jersey Casino Control Commission and the Mississippi Gaming Commission.

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

Alvin B. Krongard has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since March 2019 and is a member of our audit committee. Mr. Krongard currently serves as a director and a member of the audit committee of the board of directors of Apollo Global Management, LLC; as a director and member of the compensation committee of the board of directors of Iridium Communications Inc. and previously served as the lead independent director and chairman of the audit committee of the board of directors of Under Armour, Inc from March 2019 until May 2020. He served as Executive Director of the Central Intelligence Agency from 2001 to 2004 and as counselor to the Director of the Central Intelligence Agency from 2000 to 2001. Mr. Krongard previously served in various capacities at Alex.Brown, Incorporated, including serving as Chief Executive Officer beginning in 1991 and assuming additional duties as Chairman of the board of directors in 1994. Upon the merger of Alex.Brown with Bankers Trust Corporation in 1997, Mr. Krongard became Vice Chairman of the Board of Bankers Trust and served in such capacity until joining the Central Intelligence Agency in 1998.

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

Audit Committee

Stephen A. Mongillo, Alvin B. Krongard and Nancy Dunlap serve on our audit committee. Stephen A. Mongillo is an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K and is “independent” within the meaning of Rule 5605(a)(2) of the Nasdaq Listing Rules. We believe that each of the other audit committee members are also “independent.” A copy of the audit committee charter is available on our website at https://www.ielp.com/corporate-governance/governance-overview or may be obtained without charge by writing to Icahn Enterprises L.P., 16690 Collins Avenue, PH-1, Sunny Isles Beach, FL 33160, Attention: Investor Relations.

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

Audit Committee Report

The audit committee has confirmed that: (1) the audit committee reviewed and discussed our audited financial statements for the year ended December 31, 2024 with management; (2) the audit committee has discussed with our independent auditors the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC; (3) the audit committee has received the written disclosures and the letter from the independent accountants required by the applicable requirements of the PCAOB regarding the independent accountant’s communication with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence; and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the board of directors that our audited financial statements for the year ended December 31, 2024 be included in this Report.

This report is provided by the following independent directors, who constitute the audit committee:

Stephen A. Mongillo

Alvin B. Krongard

Nancy Dunlap

Code of Ethics and Business Conduct

Icahn Enterprises GP’s board of directors has adopted a Code of Ethics and Business Conduct applicable to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics and Business Conduct is available on our website at https://www.ielp.com/corporate-governance/governance-overview and may be obtained without charge by writing to Icahn Enterprises L.P., 16690 Collins Avenue, PH-1, Sunny Isles Beach, FL 33160, Attention: Investor Relations. Any amendment or waiver of the provisions of our Code of Ethics will be posted on our website.

Insider Trading Policy

We have adopted policies and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards applicable to the Company. A copy of our policy is attached to this Annual Report on Form 10-K as Exhibit 19.1.

Nasdaq Corporate Governance Compliance

Pursuant to Rule 5615(a)(4)(J) of the Nasdaq corporate governance requirements, in the event that an executive officer of Icahn Enterprises’, or a person performing an equivalent role, becomes aware of any noncompliance with Nasdaq’s corporate governance requirements, he or she is required to provide prompt notice to Nasdaq of such noncompliance. As of February 26, 2025, we believe that we are compliant with Nasdaq’s corporate governance requirements.

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

The board of directors met 15 times during 2024, including four regularly scheduled meetings and 11 special meetings. All of the directors who served during all of 2024 attended at least 75% of the total meetings of the board of directors and each of its committees on which such director served.

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

Compensation Discussion and Analysis

The following section provides an overview and analysis of our compensation programs, the compensation decisions we have made under those programs, and the factors we considered in making those decisions. Later in this section, under the heading “Additional Information Regarding Executive Compensation,” we provide a table containing specific information about the compensation earned by the following individuals in 2024, whom we refer to as our named executive officers:

●	Carl C. Icahn, Chairman of the Board
●	Andrew Teno, President and Chief Executive Officer
●	David Willetts, Former President and Chief Executive Officer
●	Ted Papapostolou, Chief Financial Officer

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

Overview of Compensation Program

Throughout this narrative discussion and in the accompanying table, we refer to our named executive officers. The key compensation package provided to our named executive officers consists of (i) base salary, (ii) incentive compensation and (iii) other benefits. See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for the compensation received by each of our named executive officers for 2024. Executive compensation levels are established based upon the recommendation of our Chairman, which are discussed with members of the Board. The Board does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.

Compensation Philosophy and Objectives

Our executive compensation philosophy is designed to support our key business objectives while maximizing value to our unitholders. The objectives of our compensation structure are to attract and retain valuable employees, assure fair and internally equitable pay levels and provide a mix of base salary and incentive compensation opportunities that provides motivation and rewards performance. At the same time, we seek to optimize and manage compensation costs.

The primary components of our executive compensation program for our leadership team (other than Mr. Icahn) are a long-term incentive program based on our growth in indicative net asset value (“NAV”), and a base salary paid in the form of a “draw” against this long-term NAV incentive. This base salary “draw” for Messrs. Teno and Papapostolou is paid for ongoing performance throughout the year and is fixed as part of their participation in this NAV incentive arrangement in accordance with their employment agreements with us, as further described below.

Prior to commencement of this long-term NAV incentive program in 2024, our named executive officers (other than Messrs. Icahn and Teno) were also eligible for discretionary annual bonuses that were intended to reward particular achievement during the year, motivate future performance and attract and retain highly qualified key employees. Deferred unit awards were also provided to motivate future performance and retain highly qualified key employees.

However, following the commencement of our new NAV incentive program in 2024, Messrs. Teno and Papapostolou are solely compensated through this NAV incentive program, and we do not currently expect to award Messrs. Teno and Papapostolou additional incentive compensation opportunities unless and until their NAV incentive arrangements expire.

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

Compensation Components

Base Salary

Mr. Icahn serves as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds. Mr. Icahn’s base salary for 2024 was $1, consistent with calendar year 2023.

For 2024, consistent with his employment agreement with us, Mr. Teno’s base salary “draw” was equal to $2,600,000 per year (except that, for the period from January 1, 2024 through February 19, 2024, this amount was instead based on an annualized amount of $1,500,000). Mr. Papapostolou’s base salary for 2024 was $850,000; however, in connection with the commencement of his participation in our long-term NAV incentive program, his base salary “draw” was established as $2,200,000 per year effective as of September 26, 2024 in accordance with his employment letter agreement with us, as further described below.

Prior to his departure as our Chief Executive Officer on February 21, 2024, Mr. Willetts’ base salary was $1,000,000 per year (which remained consistent in his role with Pep Boys after this date, as further described below).

See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for detailed information on the compensation received by each of our named executive officers for 2024.

NAV Incentive Program

The Company believes that our NAV incentive arrangements for Messrs. Teno and Papapostolou are an integral component of compensation that are an important way to motivate and reward performance of our named executive officers. The NAV incentive program is designed to directly link Messrs. Teno’s and Papapostolou’s compensation opportunities to our long-term NAV performance, which we believe is key to aligning their compensation with sustained delivery of value to our unitholders.

Prior to his departure as our Chief Executive Officer on February 21, 2024, Mr. Willetts did not participate in a NAV incentive arrangement, but had a discretionary annual target bonus opportunity of $1,550,000 (which remained consistent in his role with Pep Boys after this date, as further described below).

Deferred Unit Awards

There were no deferred unit awards granted during 2024 to our named executive officers. Deferred unit awards were granted in prior years in order to align the interests of named executive officers with our unitholders, provide competitive financial incentives and to promote continuity of management. Mr. Willetts and Mr. Papapostolou each previously received deferred unit awards in December 2021. Going forward, Mr. Papapostolou’s incentive compensation is delivered under the NAV incentive arrangement described in his employment letter agreement with us.

401(k) Plan and Other Benefits

For 2024, Mr. Papapostolou was our only named executive officer participating in our qualified Icahn Enterprises Holdings 401(k) Plan (the “401(k) Plan”), and thus received matching contributions for 2024. The matching contributions for each applicable named executive officer in 2024 are disclosed in our Summary Compensation Table under “All Other Compensation” and in the related footnote.

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

CEO Pay Ratio

Our Chief Executive Officer to median employee pay ratio (“CEO Pay Ratio”) is calculated in accordance with Regulation S-K. We determined that we are permitted by Regulation S-K to use the same median employee for 2024 as was identified using initial data as of December 31, 2023. We elected to use the prior data as we have not had significant changes to our employee population or employee compensation arrangements that we reasonably believe would result in a significant change in our CEO Pay Ratio disclosure.

We previously identified the median employee by examining the 2023 total cash compensation (inclusive of any bonuses) for all individuals, excluding our Chief Executive Officer, who were employed by us on the Determination Date. We believe that the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees or other forms of non-cash compensation. We included all active employees, except as permitted to be excluded by Regulation S-K, whether employed on a full-time, part-time, temporary or seasonal basis. We did not utilize any sampling methods and we did not make any assumptions, adjustments, or estimates with respect to total cash compensation, except to annualize full-time and part-time employees who were hired during the period and to translate any compensation measured in a foreign currency to U.S. Dollars.

After identifying the median employee based on total cash compensation, we calculated the total annual compensation for such employee using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table below.

Our Chief Executive Officer’s total annual compensation for 2024 was $2,427,738. The median employee’s total annual compensation for 2024 was $38,722. The ratio of our Chief Executive Officer’s total annual compensation to our median employee’s total annual compensation for 2024 was 63:1.

Fiscal 2024 Management Changes

Appointment of Andrew J. Teno as President and Chief Executive Officer

As previously disclosed, on February 21, 2024, Andrew J. Teno was appointed as our President and Chief Executive Officer, succeeding Mr. Willetts. We entered into an employment agreement with Mr. Teno in connection with his appointment (the “Teno Employment Agreement”). The Teno Employment Agreement will remain in effect through March 31, 2028, unless earlier terminated.  During the term of the Teno Employment Agreement, Mr. Teno will be entitled to participate in all benefit programs and plans generally made available to our other executives. Effective as of January 1, 2024 and continuing during the term of the Teno Employment Agreement, Mr. Teno will be eligible to receive payments equal to an annualized amount of $2,600,000 (except that, for the period from January 1, 2024 through February 19, 2024, the payments will be based on an annualized amount of $1,500,000), payable in accordance with our general payroll practices, that are in the form of a salary “draw” against the Teno NAV Incentive (as defined and described below).

In addition, Mr. Teno will be eligible to receive a payment (generally subject to Mr. Teno’s continued employment through the payment date, except as described below) equal to 1.375% of the increase in our Adjusted NAV (as defined in the Teno Employment Agreement) over the period from February 21, 2024 through March 31, 2028, that is in excess of a 6.75% annual rate of return on the Adjusted NAV as of the beginning of such period (which shall be based on Adjusted NAV as of December 31, 2023), as calculated pursuant to the terms of the Teno Employment Agreement (the “Teno NAV Incentive”), and generally payable within 15 days after we first publish our indicative net asset value (“NAV”) following the end of such period (but no later than March 15, 2029). The final amount of the Teno NAV Incentive is capped at $50,000,000, and will be reduced by the value of the salary “draw” paid to Mr. Teno, as well as the value of any cash and equity compensation actually received by Mr. Teno for service on boards of directors during the term of the arrangement, as determined by us. The Teno NAV Incentive may be paid in cash or, in our discretion, in shares of common stock owned by certain of our affiliated funds vehicles. However, if Mr. Teno’s employment is terminated by us without “Cause” (including due to Mr. Teno’s death or disability) or by Mr. Teno with “Good Reason” (each as defined in the Teno Employment Agreement), Mr. Teno will be eligible to receive (subject to Mr. Teno’s timely execution and non-revocation of a release of claims) payment of the Teno NAV Incentive, paid within 15 days following the date that we first publish NAV following such termination but no later than March 15 of the calendar year following the year of termination, and with Adjusted NAV calculated based on that published NAV. If, however, that termination occurs within 60 days prior to or 6 months following a “Key Man Event” (as defined in the manager agreement with Brett Icahn, as further described in “Related Party Transactions—Other Related Party Agreements”), this amount will be no less than $2,600,000.

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

Papapostolou Letter Agreement

As previously disclosed, on September 26, 2024, Mr. Papapostolou entered into a new employment letter agreement with us (the “Papapostolou Employment Letter”), which superseded Mr. Papapostolou’s prior letter agreement with us.

Pursuant to the Papapostolou Employment Letter, Mr. Papapostolou will continue to serve as our Chief Financial Officer, for a term through June 30, 2028, unless earlier terminated (the “Papapostolou Term”). If Mr. Papapostolou’s employment with us continues past the Papapostolou Term, his compensation will be determined by the Board. During the Papapostolou Term, Mr. Papapostolou will be entitled to participate in all benefit programs and plans generally made available to our other executives. As of September 26, 2024, and continuing during the Papapostolou Term, Mr. Papapostolou will be eligible to receive payments equal to an annualized amount of $2,200,000, payable in accordance with the Company’s general payroll practices, that are in the form of a salary “draw” against the Papapostolou NAV Incentive (as defined and described below).

Pursuant to the Papapostolou Employment Letter, the Company paid Mr. Papapostolou a one-time amount equal to $295,082, representing a prorated portion of Mr. Papapostolou’s annual discretionary bonus as in effect immediately prior to September 26, 2024. Following this date, rather than Mr. Papapostolou’s incentive compensation being determined through a discretionary program, Mr. Papapostolou will be eligible for the Papapostolou NAV Incentive. With respect to the “deferred units” previously granted to Mr. Papapostolou on December 9, 2021 under our 2017 Incentive Plan, a prorated number of such deferred units (together with any dividend equivalents credited with respect to such vested deferred units) vested based on the number of days elapsed from December 9, 2021 through and including September 26, 2024, and were settled in cash, less applicable tax and payroll withholdings. Unvested deferred units (together with any dividend equivalents credited with respect to such unvested deferred units) that did not vest in accordance with the foregoing were forfeited by Mr. Papapostolou for no consideration as of September 26, 2024.

In addition, Mr. Papapostolou will be eligible to receive a payment (generally subject to Mr. Papapostolou’s continued employment through the payment date, except as described below) equal to 1% of the increase in our Adjusted NAV (as defined in the Papapostolou Employment Letter) over the period from July 1, 2024 (with the initial NAV based on our reported NAV as of June 30, 2024) through June 30, 2028, that is in excess of a 5% annual rate of return on the Adjusted Initial NAV (as defined in the Papapostolou Employment Letter), as calculated pursuant to the terms of the Papapostolou Employment Letter (the “Papapostolou NAV Incentive”), and generally payable within 15 days after we first publish our NAV following the end of such period (but no later than March 15, 2029). The final amount of the Papapostolou NAV Incentive is capped at $17,075,616, and will be reduced by the value of the salary “draw” paid to Mr. Papapostolou, as well as the value of any cash and equity compensation actually received by Mr. Papapostolou for service on boards of directors during the term of the arrangement, as determined by us. The Papapostolou NAV Incentive may be paid in cash or, in our discretion, in shares of common stock owned by certain of our affiliated funds vehicles.

However, if Mr. Papapostolou’s employment is terminated by us without “Cause” (including due to Mr. Papapostolou’s death or disability) or by Mr. Papapostolou with “Good Reason” (each as defined in the Papapostolou Employment Letter), Mr. Papapostolou will be eligible to receive (subject to Mr. Papapostolou’s timely execution and non-revocation of a release of claims) payment of the Papapostolou NAV Incentive, paid within 15 days following the date that we first publish NAV following such termination but no later than March 15 of the calendar year following the year of termination, and with Adjusted NAV calculated based on that published NAV. If, however, that termination occurs within 60 days prior to or 6 months following a “Key Man Event” (as defined in the Manager Agreement, dated as of October 1, 2020, by and among the Company, Icahn Capital LP, Isthmus LLC, Icahn Partners LP, and Icahn Partners Master Fund LP, as amended), this amount will be no less than $2,200,000.

In addition to his compensation from us, Mr. Papapostolou will be entitled to retain any remuneration in respect of any board of directors (or similar governing body) on which Mr. Papapostolou sits at our (or our affiliate’s) request, unless we (or our affiliates) own voting securities that constitute at least 40% of the vote for directors of such company.

The Papapostolou Employment Letter also contains customary confidentiality, intellectual property, and non-disparagement covenants, as well as non-solicitation and non-competition provisions.

Willetts Letter Agreement

As previously disclosed, on February 21, 2024, Mr. Willetts entered into a letter agreement (the “Amended Willetts Letter Agreement”) with The Pep Boys – Manny, Moe & Jack LLC (“Pep Boys”) and Pep Boys – Manny, Moe & Jack

of Puerto Rico, Inc. (“Pep Boys Puerto Rico”), each a wholly owned subsidiary of Icahn Enterprises in our Automotive segment, appointing Mr. Willetts as the President and Chief Executive Officer of Pep Boys and Pep Boys Puerto Rico as of February 21, 2024. The Amended Willetts Letter Agreement superseded Mr. Willetts’ prior offer letter with us. Mr. Willetts’ initial base salary and target annual bonus under the Amended Willetts Letter Agreement were consistent with their levels of $1,000,000 and $1,550,000, respectively, as in effect immediately prior to the date of the Amended Willetts Letter Agreement. In addition, under the Amended Willetts Letter Agreement and in connection with Mr. Willetts’ move to Bala Cynwyd, Pennsylvania, Mr. Willetts received a one-time relocation bonus of $50,000 (less applicable withholding taxes). During his employment with Pep Boys, Mr. Willetts was eligible to participate in the employee benefits made available to employees of Pep Boys in accordance with the terms of the applicable benefit plans.

In addition, the Amended Willetts Letter Agreement provided that, upon Mr. Willetts’ employment being terminated by Pep Boys without “Cause” (as defined in the Amended Willetts Letter Agreement), Mr. Willetts was eligible to receive (subject to Mr. Willetts’ timely execution and non-revocation of a release of claims) (i) a pro-rata portion of the target bonus amount for the calendar year in which such termination occurs, (ii) any earned and unpaid target bonus for the calendar year preceding the year in which the termination occurs, and (iii) pro-rata vesting of his outstanding deferred units.

In addition to his compensation from Pep Boys, Mr. Willetts was entitled to retain any remuneration in respect of any board of directors (or similar governing body) on which Mr. Willetts sat at our (or our affiliate’s) request, unless we (or our affiliates) owned voting securities that constitute at least 40% of the vote for directors of such company.

The Amended Willetts Letter Agreement also contained customary confidentiality, cooperation and non-disparagement covenants, as well as 1-year post-termination non-solicitation and non-competition provisions.

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

Alvin B. Krongard

Nancy Dunlap

Denise Barton

Compensation Committee Interlocks and Insider Participation

During 2024, our entire board of directors, including Mr. Icahn, participated in deliberations concerning executive compensation. During 2024, none of our executive officers served on the compensation committee (or equivalent), or the board of directors of another entity whose executive officer(s) served on our board of directors.

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant depositary unit options, unit appreciation rights, or similar option-like instruments and, as such, do not have any policy or practice in place on the timing of awards of options, stock or unit appreciation rights, or similar option-like instruments in relation to the disclosure of material non-public information. If in the future we anticipate granting depositary unit options, unit appreciation rights, or similar option-like instruments, we may determine to establish a policy regarding how the Board determines when to grant such awards and how the Board will take material nonpublic information into account when determining the timing and terms of such awards.

Additional Information Regarding Executive Compensation

The following table sets forth information in respect of the compensation earned for services to us and/or our subsidiaries by each of our named executive officers for 2024.

Summary Compensation Table

	Annual Compensation(1)
				Unit	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Carl C. Icahn(2)	2024	1	—	—	28,236	28,237
Chairman of the Board	2023	1	—	—	26,920	26,921
	2022	1	—	—	15,543	15,544

Andrew Teno(3)	2024	2,422,308	—	—	5,430	2,427,738
President and Chief Executive Officer

David Willetts(4)	2024	769,798	50,000	—	47,695	867,493
Former President and Chief Executive Officer	2023	1,000,000	1,550,000	—	5,328	2,555,328
	2022	1,000,000	1,550,000	—	2,942	2,552,942

Ted Papapostolou(5)	2024	1,219,478	295,082	—	989,080	2,503,640
Chief Financial Officer	2023	790,691	400,000	—	14,953	1,205,644
	2022	550,000	100,000	—	10,765	660,765

(1)	Pursuant to applicable regulations, certain columns of the Summary Compensation Table have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, any of our subsidiaries or by Icahn Enterprises GP, which was subsequently reimbursed by us, required to be reported in those columns.
(2)	The salary indicated above represents compensation paid to Mr. Icahn in each of 2024, 2023 and 2022 for his services as Chief Executive Officer of our subsidiary, Icahn Capital LP, and of the general partners of the Investment Funds. Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds for which he currently receives an annual base salary of $1 per annum. Mr. Icahn does not receive director fees from us. Mr. Icahn’s “All Other Compensation” for 2024 consists of $28,236 in dental, medical and other benefits.
(3)	For 2024, Mr. Teno’s “Salary” amount represents the “draw” payments pursuant to the Teno NAV Incentive, as further described above. Mr. Teno’s “All Other Compensation” for 2024 consists of $4,434 for medical and dental benefits and $996 for life insurance premiums.
(4)	As noted above, Mr. Willetts ceased to be our Chief Executive Officer on February 21, 2024. For 2024, Mr. Willetts’ base salary was $1,000,000 per year; for the portion of 2024 that preceded February 21, 2024, we paid his base salary, and after that date, Pep Boys paid his base salary until the end of his employment with Pep Boys on September 20, 2024. Pep Boys also paid Mr. Willetts a $50,000 relocation bonus in 2024. Mr. Willetts’ “All Other Compensation” for 2024 consists of $42,894 of unused paid time off; $3,681 for medical and dental benefits; and $1,120 for life insurance premiums.
(5)	Prior to September 26, 2024, Mr. Papapostolou received a salary at a rate of $850,000 per year; however, from and after that date, Mr. Papapostolou’s “Salary” amount includes the “draw” payments pursuant to the Papapostolou NAV Incentive, as further described above. For 2024, Mr. Papapostolou’s “Bonus” column includes a prorated target bonus payment in satisfaction of Mr. Papapostolou’s discretionary annual bonus opportunity that was in effect prior to September 26, 2024, when Mr. Papapostolou instead commenced eligibility for the Papapostolou NAV Incentive. Mr. Papapostolou’s “All Other Compensation” for 2024 consists of $10,313 in matching contributions under our 401(k) Plan; $4,314 for medical and dental benefits; $1,080 for life insurance premiums; and $431,569 in prorated accelerated vesting for Mr. Papapostolou’s previously outstanding deferred units (plus accrued dividend equivalents of $541,804 that also vested), as further described above.

Each of our executive officers may perform services for affiliates of Mr. Icahn for which we receive reimbursement. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Mr. Brett Icahn is the son of Carl C. Icahn, the Chairman of the Board of Icahn Enterprises. Mr. Nevin, who resigned as director on February 24, 2025, is married to the daughter of Carl C. Icahn. There are no other family relationships between or among any of our directors and/or executive officers.

Grants of Plan Based Awards

There were no awards granted during 2024 for any of our named executive officers under the 2017 Incentive Plan. However, as disclosed above, Messrs. Teno and Papapostolou were awarded long-term NAV incentive opportunities in connection with entering into new employment arrangements with us, as noted below:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
	Grant	Threshold	Target	Maximum
Name	Date	$	($)	($)
Andrew Teno	2/21/2024	—	0	50,000,000
President and Chief Executive Officer

Ted Papapostolou	9/26/2024	—	0	17,075,616
Chief Financial Officer
(1)	The amounts in this table reflect Messrs. Teno’s and Papapostolou’s long-term NAV incentive opportunities pursuant to their employment arrangements with us, as further described above. These opportunities do not have formal “target” amounts and are calculated based on our long-term NAV performance. The amounts shown in the “Target” column are representative amounts of the NAV incentive opportunities based on our NAV performance during fiscal 2024.

Outstanding Equity Awards at Fiscal Year End 2024

There were no outstanding equity awards for any of our named executive officers as of December 31, 2024 under the 2017 Incentive Plan.

Option Exercises and Stock Vested

	Stock Awards
	Number of Units Acquired Upon Vesting	Value Realized Upon Vesting
Name	(#)	($)
Ted Papapostolou(1)	28,516	374,985
Chief Financial Officer
(1)	Represents the prorated vesting of deferred depositary units upon Mr. Papapostolou’s entry into a new employment letter with us on September 26, 2024. The value realized is based on the closing price of our depositary units on such date of $13.15. However, Mr. Papapostolou’s deferred depositary units were settled in cash and, pursuant to the terms of the applicable award agreement, such cash settlement amount was based on a 180-day volume weighted average price of our depositary units, which was $15.13 (resulting in cash settlement value of approximately $431,570)

Employment Arrangements

On December 9, 2021, Icahn Enterprises entered into an offer letter with David Willetts (the “Prior Willetts Letter”). Pursuant to the Prior Willetts Letter, during his term of employment with us, Mr. Willetts was paid a base salary at the rate of $1,000,000 per annum. Mr. Willetts was also eligible to receive an annual discretionary cash bonus with a target amount of $1,550,000. Mr. Willetts also received a grant as of December 9, 2021 of 69,498 deferred depositary units of Icahn Enterprises under the Icahn Enterprises 2017 Long-Term Incentive Plan (“LTIP”), determined by dividing $3,750,000 by the 180-day VWAP of depositary units ending on the trading day immediately prior to the grant date. The deferred depositary units were originally scheduled to cliff vest on December 9, 2024 (subject to the other terms and conditions set forth in the LTIP and award agreement entered into in connection with the grant of deferred depositary units).

In addition, pursuant to the Prior Willetts Letter, if Mr. Willetts’ employment was terminated by Icahn Enterprises without “cause” (as defined in the offer letter) at any time or in the event of his death or disability, he (or his estate in the event of death) would have been entitled to a pro-rata cash bonus of the target bonus amount for the calendar year of the termination and a pro-rata portion of the grant of the deferred depositary units would have become immediately vested and the remaining portion of the grant would have been forfeited.

However, as further described above under “Fiscal 2024 Management Changes—Willetts Letter Agreement,” on February 21, 2024, Mr. Willetts was succeeded by Andrew J. Teno as our President and Chief Executive Officer, and Mr. Willetts entered into the Amended Willetts Letter Agreement with Pep Boys, one of our wholly owned subsidiaries, which superseded the terms of the Prior Willetts Letter.

On December 9, 2021, Icahn Enterprises entered into an offer letter with Ted Papapostolou (the “Prior Papapostolou Letter”). Pursuant to the Prior Papapostolou Letter, Mr. Papapostolou was initially paid a base salary at the rate of $550,000 per annum. On May 9, 2023, the Board of Directors of the general partner of Icahn Enterprises approved an increase in base salary from a rate of $550,000 per annum to $850,000 per annum for Mr. Papapostolou. Mr. Papapostolou was eligible to receive an annual discretionary cash bonus with a target amount of $400,000 under the Prior Papapostolou Letter.

Mr. Papapostolou also received a grant of 30,579 deferred depositary units of Icahn Enterprises as of December 9, 2021 under the LTIP, determined by dividing $1,650,000 by the 180-day VWAP of depositary units ending on the trading day immediately prior to the grant date. The deferred depositary units were originally scheduled to cliff vest on December 9, 2024 (subject to the other terms and conditions set forth in the LTIP and award agreement entered into in connection with the grant of deferred depositary units).

Under the Prior Papapostolou Letter, in the event that Mr. Papapostolou’s employment were terminated by Icahn Enterprises without “cause” (as defined in the offer letter) at any time or in the event of his death or disability, he (or his estate in the case of death) would have been entitled to a pro-rata cash bonus of the target bonus amount for the calendar year of the termination and a pro-rata portion of the grant of the deferred depositary units would have become immediately vested (with the remaining portion of the grant forfeited).

However, as further described above under “Fiscal 2024 Management Changes—Papapostolou Letter Agreement,” on September 26, 2024, Mr. Papapostolou entered into the Papapostolou Employment Letter with us, which superseded the terms of the Prior Papapostolou Letter.

Potential Payments Upon Termination or Change in Control

If Messrs. Teno’s or Papapostolou’s employment is terminated by us without “Cause” (including due to death or disability) or by Mr. Teno or Mr. Papapostolou with “Good Reason” (each as defined in the Teno Employment Agreement or Papapostolou Employment Letter, respectively), Messrs. Teno and Papapostolou will be eligible to receive (subject to their timely execution and non-revocation of a release of claims) payment of the Teno NAV Incentive and Papapostolou NAV Incentive, respectively, in each case paid within 15 days following the date that we first publish NAV following such termination but no later than March 15 of the calendar year following the year of termination, and with Adjusted NAV (as defined in the Teno Employment Agreement or Papapostolou Employment Letter, as applicable), calculated based on that published NAV. (If Messrs. Teno and Papapostolou were so terminated as of December 31, 2024, the Teno NAV Incentive and Papapostolou NAV Incentive would have paid out an estimated $0 and $0, respectively.) If, however, that termination occurs within 60 days prior to or 6 months following a “Key Man Event” (as defined in the Manager Agreement, dated as of October 1, 2020, by and among the Company, Icahn Capital LP, Isthmus LLC, Icahn Partners LP, and Icahn Partners Master Fund LP, as amended), this amount will be no less than $2,600,000 (in the case of Mr. Teno) or $2,200,000 (in the case of Mr. Papapostolou).

On September 20, 2024, Mr. Willetts’ employment with Pep Boys ended.

Director Compensation

The following table provides compensation information for our directors in 2024, except for Messrs. Icahn, Teno and Papapostolou (compensation information for whom is included in the Summary Compensation Table). Messrs. Icahn, Teno and Papapostolou did not receive additional compensation for serving on our Board.

	Fees Earned or	All Other
	Paid in Cash	Compensation	Total
Name	($)	($)	($)
Brett Icahn	—	—	—
Michael Nevin	26,250	—	26,250
Stephen A. Mongillo	40,000	—	40,000
Alvin B. Krongard	35,000	—	35,000
Nancy Dunlap	35,000	—	35,000
Denise Barton	35,000	—	35,000

During 2024, the fees earned or paid in cash for Messrs. Nevin, Mongillo and Krongard and Mses. Barton and Dunlap, were in respect of their services rendered as members of our Board. With respect to Mr. Mongillo, the fees earned or paid in cash included $5,000 for serving as the chairman of the audit committee. Brett Icahn did not receive compensation in respect of his services rendered as a member of our board of directors.

Directors receive only cash compensation, if applicable, and currently are not granted any options, units or other equity-based awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

As of February 26, 2025, Mr. Icahn and his affiliates owned 450,788,170 of Icahn Enterprises’ depositary units, or approximately 86% of Icahn Enterprises’ outstanding depositary units. In accordance with the listing rules of Nasdaq, Icahn Enterprises’ status as a limited partnership affords Icahn Enterprises an exemption from certain corporate governance requirements which includes an exemption from the requirement to have compensation and nominating committees consisting entirely of independent directors. Icahn Enterprises GP’s board of directors presently consists of three independent directors and the audit committee consists entirely of independent directors.

Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds, for which he currently receives an annual base salary of $1 per annum. Mr. Icahn does not receive director fees from us.

The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP as the general partner of Icahn Enterprises. Thus, since Mr. Icahn, through affiliates, holds approximately 86% of Icahn Enterprises’ outstanding depositary units as of February 26, 2025, Icahn Enterprises GP will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn’s consent. Moreover, under the partnership agreement, the affirmative vote of Icahn Enterprises GP and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue Icahn Enterprises in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of Icahn Enterprises Holdings, to consent to certain proposals submitted for the approval of the limited partners of Icahn Enterprises Holdings. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.

The following table provides information, as of February 26, 2025, as to the beneficial ownership of the depositary units for each director and named executive officer of Icahn Enterprises GP and all directors and named executive officers of Icahn Enterprises GP, as a group. Except for Mr. Icahn, none of our named executive officers, directors or other unitholders beneficially own more than 5% of Icahn Enterprises’ depositary units.

	Beneficial Ownership of
	Icahn Enterprises’
Name of Beneficial Owner	Depositary Units		Percent of Class
Carl C. Icahn	450,788,170	(a) (b) (c)	86.2%	%
Andrew Teno	—		*
Ted Papapostolou	—		*
Brett Icahn	345,761		*
Stephen A. Mongillo	—		—%
Alvin B. Krongard	41,008		*
Nancy Dunlap	6,649		*
Denise Barton	—		—%
All Directors and Executive Officers as a Group (eight persons)	451,181,588	(c)	86.3%	%
*	Less than 1% of total outstanding depositary units of Icahn Enterprises.
(a)	The foregoing is exclusive of a 1.99% ownership interest which Icahn Enterprises GP holds by virtue of its 1% general partner interest in each of us and Icahn Enterprises Holdings.
(b)	Based on a Schedule 13D/A filed with the SEC on January 8, 2025 by CCI Onshore LLC, Gascon Partners, High Coast Limited Partnership, Highcrest Investors LLC, Thornwood Associates Limited Partnership, Barberry Corp., Starfire Holding Corporation, Little Meadow Corp. and Mr. Icahn. Mr. Icahn, by virtue of his relationship to such entities, may be deemed to beneficially own such Depositary Units. Mr. Icahn disclaims beneficial ownership of such Depositary Units except to the extent of his pecuniary interest therein. The principal business address of Mr. Icahn and the other filers of the Schedule 13D/A is 16690 Collins Avenue, PH-1, Sunny Isles Beach, FL 33160.
(c)	Includes 450,788,170 depositary units pledged as collateral to secure certain personal indebtedness. The number of depositary units pledged to secure these loans fluctuates in certain years and from time to time as a result of changes in the amount of outstanding principal amount of the loans, the market price of the depositary units, and other factors. The terms of the Loan Agreement (as defined in Item 1A, Risk Factors, in this Annual Report on Form 10-K) require that distributions paid upon, or proceeds from sales of, pledged depositary units be used to prepay the loans or be pledged as additional collateral. Pursuant to the terms of the Loan Agreement, a margin call may only be triggered in the event that the loan-to-value ratio set forth in the Loan Agreement is not maintained. For purposes of the loan-to-value ratio set forth in the Loan Agreement, the value of the pledged depositary units will be calculated based upon the Company’s indicative net asset value rather than the market price of the depositary units.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
2017 Incentive Plan	—	N/A	897,193

During the first quarter of 2017, the board of directors of the general partner of Icahn Enterprises unanimously approved and adopted the 2017 Incentive Plan, which was subsequently approved by holders of a majority of Icahn Enterprises’ depositary units and, became effective during the first quarter of 2017. The 2017 Incentive Plan permits us to issue depositary units and grant options, restricted units or other unit-based awards to all of our, and our affiliates’, employees, consultants, members and partners, as well as the three non-employee directors of our general partner. One million of Icahn Enterprises’ depositary units were initially available under the 2017 Incentive Plan.

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

During 2024, we declared four quarterly distributions aggregating $3.50 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make a timely election to receive cash, it was automatically deemed to have elected to receive the distributions in additional depositary units. As a result of the above declared distributions, during 2024 we distributed an aggregate of 87,896,268 of Icahn Enterprises’ depositary units to those depositary unitholders who elected to receive or were deemed to have elected to receive such distributions in additional depositary units, of which an aggregate of 82,908,268 depositary units were distributed to Mr. Icahn and his affiliates. As a result, Mr. Icahn and his affiliates owned approximately 86% of Icahn Enterprises’ outstanding depositary units as of December 31, 2024. Mr. Icahn and his affiliates may in the future elect to receive all or a portion of their distributions in cash or in additional depositary units. Pursuant to registration rights agreements, Mr. Icahn has certain registration rights with regard to the depositary units beneficially owned by him.

On February 24, 2025, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about April 16, 2025 to depositary unitholders of record at the close of business on March 10, 2024. Depositary unitholders will have until April 4, 2025 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units.

We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. Additionally, Mr. Icahn and his affiliated entities may also invest in securities in which Icahn Enterprises and its consolidated subsidiaries invest. Mr. Icahn and his affiliates (excluding Icahn Enterprises), make investments in the Investment Funds. As of December 31, 2024, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $1.5 billion, representing approximately 35% of the Investment Funds’ assets under management. Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $250 million from the Investment Funds in the year ended December 31, 2024. In addition, during the year ended December 31, 2024, the Investment Funds issued a pro-rata distribution, including $256 million to Mr. Icahn and his affiliates (excluding us and Brett Icahn).

Other Related Party Transactions

Icahn Capital LP, a wholly-owned subsidiary of ours, paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn, including administrative and investment services.

Icahn Capital LP pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Icahn Capital LP shall be allocated pro-rata for such expenses in accordance with each investor’s capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital LP are reimbursed by the Investment Funds, generally when such expenses are paid. During 2024, $19 million was allocated to the Investment Funds based on this expense-sharing arrangement.

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. Brett Icahn had net redemptions of $4 million in the year ended December 31, 2024. As of December 31, 2024, Brett Icahn had investments in the Investment Funds with a total fair market value of $17 million. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

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

Section 6.15 of our partnership agreement provides that the general partner and all officers, directors, and employees of the general partner, Icahn Enterprises, and Icahn Enterprises Holdings, (individually, an “IEP Indemnitee”), and persons serving at the request of the general partner as a director, officer, employee or agent of any entity, and other persons designated by the general partner in its sole discretion as an indemnitee (individually, an “Outside Capacity Indemnitee”), to the fullest extent permitted by law, will be indemnified and held harmless from and against any and all losses, claims, demands, costs, damages, liabilities, joint and several, expenses of any nature (including attorneys’ fees and disbursements), judgments, fines, settlements, and other amounts arising from any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, in which the IEP Indemnitee or Outside Capacity Indemnitee may be involved, or threatened to be involved, as a party or otherwise by reason of its status as (x) the general partner or an affiliate thereof or (y) a partner, shareholder, director, officer, employee or agent of the general partner or an affiliate thereof or (z) a Person serving at the request of Icahn Enterprises in another entity in a similar capacity, which relate to, arise out of or are incidental to Icahn Enterprises, its property, business or affairs, including, without limitation, liabilities under the federal and state securities laws, regardless of whether the IEP Indemnitee or Outside Capacity Indemnitee continues to be an IEP Indemnitee or Outside Capacity Indemnitee at the time any such liability or expense is paid or incurred, if (i) the IEP Indemnitee or Outside Capacity Indemnitee acted in good faith and in a manner it believed to be in, or not opposed to, the best interests of Icahn Enterprises, and, with respect to any criminal proceeding, had no reasonable cause to believe its conduct was unlawful and (ii) the IEP Indemnitee’s or Outside Capacity Indemnitee’s conduct did not constitute fraud, bad faith, or willful misconduct. The partnership agreement further provides that an IEP Indemnitee or Outside Capacity Indemnitee shall not be denied indemnification in whole or in part under Section 6.15 by reason of the fact that the IEP Indemnitee or Outside Capacity Indemnitee had an interest in the transaction with respect to which the indemnification applies if the transaction was otherwise permitted by the terms of the partnership agreement. The partnership agreement provides that the indemnification of an Outside Capacity Indemnitee shall be specifically in excess of any and all (i) amounts paid to or on behalf of such Outside Capacity Indemnitee under any indemnification from any person that is not us or our general partner; (ii) amounts paid to or on behalf of such Outside Capacity Indemnitee under any insurance policy maintained by any person that is not us or our general partner, or otherwise issued to, covering, or providing any benefit to such Outside Capacity Indemnitee; and (iii) amounts paid to or on behalf of such Outside Capacity Indemnitee under any insurance policy issued to or for the benefit of us. Any indemnification under Section 6.15 shall be satisfied solely out of the assets of Icahn Enterprises. The record holders shall not be subject to personal liability by reason of the indemnification provision.

Affiliate Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 86% of Icahn Enterprises’ outstanding depositary units as of December 31, 2024. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase and ACF. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase and ACF plans have been met as of December 31, 2024. If the plans were voluntarily terminated, the Viskase plan would be underfunded by approximately $21 million as of December 31, 2024. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase or ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase or ACF pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

The current underfunded status of the pension plans of Viskase requires them to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the Viskase controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.

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

Director Independence

The board of directors of Icahn Enterprises GP has determined that we are a “controlled company” for the purposes of the Nasdaq’s listing rules and therefore are not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors. Nevertheless, we believe that Messrs. Mongillo and Krongard and Ms. Dunlap are “independent” as defined in the currently applicable listing rules of Nasdaq. Ms. Dunlap and Messrs. Krongard and Mongillo serve as members of our audit committee, which consists entirely of these independent directors.

Item 14. Principal Accountant Fees and Services

We incurred $5,756,443 and $6,144,252 in audit fees and expenses from Grant Thornton LLP for 2024 and 2023, respectively. We include in the category of audit fees such services related to the audits of annual consolidated financial statements and internal controls, reviews of quarterly financial statements, reviews of reports filed with the SEC and other services, including services related to consents and registration statements filed with the SEC.

We incurred $187,590 and $162,849 in audit-related fees and expenses from Grant Thornton LLP for 2024 and 2023, respectively, relating primarily to services provided in connection with employee benefit plans and certain other agreed upon procedures for both 2024 and 2023.

We incurred no tax-related fees and expenses for 2024 and $2,978 in tax-related fees and expenses for 2023, from Grant Thornton LLP for property tax compliance services.

In accordance with the Charter of the audit committee of the Board of Directors of Icahn Enterprises GP, the general partner of Icahn Enterprises, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to Icahn Enterprises and its consolidated subsidiaries by their independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the ‘34 Act), all as required by applicable law or listing standards. All of the fees in 2024 and 2023 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of Icahn Enterprises L.P., and subsidiaries, are included in Part II, Item 8 of this Report:

(a)(2) Financial Statement Schedules

Page Number
Schedule I - Condensed Financial Information of Parent	149

All other financial statement schedules have been omitted because the required financial information is not applicable, immaterial or the information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this Report is set forth in the Exhibit Index.

Item 16. Form 10-K Summary

None.

SCHEDULE I

ICAHN ENTERPRISES, L.P.

(Parent Company)

CONDENSED BALANCE SHEETS

	December 31,
	2024	2023

	(in millions, except unit amounts)
ASSETS
Investments in subsidiaries, net	$7,232	$8,092
Total Assets	$7,232	$8,092

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$67	$37
Debt	4,699	4,847
	4,766	4,884

Commitments and contingencies (Note 3)

Equity:
Limited partners: Depositary units: 522,736,315 units issued and outstanding at December 31, 2024 and 429,033,241 units issued and outstanding at December 31, 2023	3,241	3,969
General partner	(775)	(761)
Total equity	2,466	3,208
Total Liabilities and Equity	$7,232	$8,092

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.

(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Interest expense	$(317)	$(286)	$(290)
Gain (loss) on extinguishment of debt	8	13	(1)
Equity in (loss) gain of subsidiaries	(136)	(411)	108
Net loss	$(445)	$(684)	$(183)
Net loss allocated to:
Limited partners	$(436)	$(670)	$(179)
General partner	(9)	(14)	(4)
	$(445)	$(684)	$(183)

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Cash flows from operating activities:
Net loss	$(445)	$(684)	$(183)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (gain) loss of subsidiary	136	411	(108)
(Loss) gain on extinguishment of debt	(8)	(13)	(1)
Other, net	30	(3)	(14)
Net cash used in operating activities	(287)	(289)	(306)
Cash flows from investing activities:
Net investment in and advances from subsidiaries	320	629	264
Net cash provided by (used in) by investing activities	320	629	264
Cash flows from financing activities:
Partnership distributions	(391)	(307)	(226)
Partnership contributions	104	185	768
Proceeds from borrowings	1,266	699	—
Repayments of borrowings	(1,397)	(1,159)	(500)
Investment segment distributions	394	242	—
Debt issuance costs and other	(9)	—	—
Net cash provided by (used in) financing activities	(33)	(340)	42
Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	—	—	—
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	—	—	—
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$—	$—	$—

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES L.P.

(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Icahn Enterprises, L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., our sole general partner, which is owned and controlled by Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of December 31, 2024, Icahn Enterprises is engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Real Estate, Home Fashion and Pharma.

For the years ended December 31, 2024, 2023 and 2022, Icahn Enterprises received $320 million, $629 million and $264 million, respectively, for net investment in and advances from subsidiaries.

The condensed financial statements of Icahn Enterprises should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Report.

2. Debt

See Note 13, “Debt,” to the consolidated financial statements located in Item 8 of this Report. Icahn Enterprises’ Parent company debt consists of the following:

	December 31,
	2024	2023

	(in millions)
6.375% senior notes due 2025	—	749
6.250% senior notes due 2026	719	1,238
5.250% senior notes due 2027	1,384	1,454
4.375% senior notes due 2029	656	708
9.750% senior notes due 2029	698	698
10.000% senior notes due 2029	495	—
9.000% senior notes due 2030	747	—
Total debt	$4,699	$4,847

In November 2024, the Issuers issued $500 million in aggregate principal amount of secured 10.000% senior notes due 2029 (the “10% 2029 Notes”). The net proceeds from the issuance were used to partially redeem $500 million of the outstanding 6.250% senior notes due 2026 on December 16, 2024. Our 10% 2029 Notes are secured by substantially all of our assets directly owned by us and Icahn Enterprises Holdings, subject to customary exceptions. Concurrently with the consummation of this issuance, the Issuers granted a lien in favor of the holders of the Issuers’ 6.250% senior notes due 2026, 5.250% senior notes due 2027, 4.375% senior notes due 2029 and the 9.000% senior notes due 2030 (collectively, the “Existing Notes”) such that the Existing Notes are secured equally and ratably with the 10% 2029 Notes upon the issuance thereof. Accordingly, while we previously designated the Existing Notes as our senior unsecured notes they are now designated as our senior notes.

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

In May 2024, the Issuers issued $750 million in aggregate principal amount of 9.000% senior notes due 2030. The net proceeds from the issuance were used to redeem the remaining outstanding 6.375% senior notes due 2025 in full on June 13, 2024.

In April 2024, we sold $12 million in aggregate principal amount of our 6.250% senior notes due 2026 and $5 million in aggregate principal amount of our 5.250% senior notes due 2027, both previously repurchased and held in treasury, in the open market. In August and September of 2024, we repurchased in the open market approximately $52 million aggregate principal amount of our 6.250% senior notes due 2026, $73 million aggregate principal amount of our 5.250% senior notes due 2027 and $52 million aggregate principal amount of our 4.375% senior notes due 2029 for total cash paid of $168 million and a total aggregate principal amount of $177 million of our senior notes repurchased. The repurchased notes of $177 million aggregate principal were extinguished but were not retired and are held in treasury. In December 2024, we received $21 million as a part of the redemption of our 6.25% senior notes due 2026 held in treasury.

In November and December of 2023, we repurchased in the open market approximately $35 million aggregate principal amount of our 4.750% senior notes due 2024, which the Company then cancelled and reduced the outstanding principal, $12 million aggregate principal amount of our 6.25% senior notes due 2026, $5 million aggregate principal amount of our 5.25% senior notes due 2027, and $40 million aggregate principal amount of our 4.375% senior notes due 2029 for total cash paid of $84 million for a total aggregate principal amount of $92 million. The remaining repurchased notes of $57 million aggregate principal were extinguished but were not retired and are held in treasury.

In December 2023, the Issuers issued $700 million in aggregate principal amount of 9.750% senior notes due 2029. The net proceeds from such issuance, together with $376 million of cash and cash equivalents on hand, was used to satisfy and discharge the remaining outstanding 4.750% senior notes due 2024, along with any accrued interest associated with the notes and related fees and expenses.

Icahn Enterprises recorded a gain on extinguishment of $8 million in 2024, a gain on extinguishment of debt of $13 million in 2023 and a loss on extinguishment of debt of $2 million in 2022 in connection with debt transactions.

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

3.3	Third Amended and Restated Agreement of Limited Partnership of Icahn Enterprises L.P., dated February 24, 2025.
3.4	Second Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated as of February 24, 2025.
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

4.14

Indenture, dated May 28, 2024, among Icahn Enterprises L.P., Icahn Enterprises Finance Corp., Icahn Enterprises Holdings L.P., as guarantor, and Wilmington Trust, National Association, as trustee relating to the 9.000% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516) filed on May 28, 2024).

4.15

Indenture, dated November 20, 2024, among Icahn Enterprises L.P., Icahn Enterprises Finance Corp., Icahn Enterprises Holdings L.P., as guarantor, and Wilmington Trust, National Association, as trustee relating to the 10.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516) filed on November 20, 2024).

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

10.4

Manager Agreement, dated October 1, 2020, among Icahn Enterprises, Icahn Capital LP, Icahn Partners Master Fund LP, Brett Icahn and Isthmus LLC (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on October 1, 2020). †

10.5

Amendment No. 1 dated May 5, 2022 to the Management Agreement, dated October 1, 2020, among Icahn Enterprises, Icahn Capital LP, Brett Icahn, Isthmus LLC, Icahn Partners LP, and Icahn Partners Master Fund LP (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2022 (SEC File No. 1-9516) filed on May 6, 2022). †

10.6

Guaranty, dated October 1, 2020, between American Entertainment Properties Corp. and Isthmus LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on October 1, 2020).

10.7

Restricted Unit Agreement, dated October 1, 2020, between Icahn Enterprises and Brett Icahn (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on October 1, 2020).

10.8	Icahn Enterprises L.P. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Icahn Enterprises’ Form S-8 (SEC File No. 333-216934) filed on March 24, 2017). †
10.9

Deferred Unit Agreement Pursuant to the Icahn Enterprises 2017 Long-Term Incentive Plan, dated December 9, 2021, among Icahn Enterprises and David Willetts (incorporated by reference to Exhibit 10.19 to Icahn Enterprises’ Annual Report on Form 10-K (SEC File No. 1-9516) filed on February 25, 2022). †

10.10

Deferred Unit Agreement Pursuant to the Icahn Enterprises 2017 Long-Term Incentive Plan, dated December 9, 2021, among Icahn Enterprises and Ted Papapostolou(incorporated by reference to Exhibit 10.20 to Icahn Enterprises’ Annual Report on Form 10-K (SEC File No. 1-9516) filed on February 25, 2022). †

10.11

Letter Agreement with David Willetts, dated December 9, 2021 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 13, 2021). †

10.12

Letter Agreement with Ted Papapostolou, dated December 9, 2021 (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ and Icahn Enterprises Holdings’ joint Form 8-K (SEC File Nos. 1-9516 and 333-118021-01, respectively), filed on December 13, 2021). †

10.13	Employment Agreement with Andrew J. Teno, dated February 21, 2024 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 21, 2024). †
10.14

Letter Agreement, dated February 21, 2024, by and among David Willetts, The Pep Boys – Manny, Moe & Jack LLC, and Pep Boys – Manny, Moe & Jack of Puerto Rico, Inc. (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 21, 2024). †

10.15

Employment Letter Agreement, dated September 26, 2024, by and between Icahn Enterprises and Ted Papapostolou (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on September 27, 2024) †

14.1

Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Icahn Enterprises’ Form 10-Q for the quarter ended September 30, 2012 (SEC File No. 1-9516), filed on November 7, 2012).

19.1	Insider Trading Policy.
21.1	Subsidiaries of the Registrant.
22.1	Subsidiary guarantor.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and Rule 13a-14(b) of the Securities Exchange Act of 1934.

97.1

Icahn Enterprises L.P. Dodd-Frank Clawback Policy, effective as of December 1, 2023 (incorporated by reference to Exhibit 97.1 to Icahn Enterprises’ Annual Report on Form 10-K (SEC File NO. 1-9516), filed on February 29, 2024).

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

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its
general partner

By:	/s/ Andrew Teno
Andrew Teno
President, Chief Executive Officer and Director

Date: February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Teno	President, Chief Executive Officer and Director	February 26, 2025
Andrew Teno

/s/ Ted Papapostolou	Chief Financial Officer and Director	February 26, 2025
Ted Papapostolou

/s/ Robert Flint	Chief Accounting Officer	February 26, 2025
Robert Flint

/s/ Brett Icahn	Director	February 26, 2025
Brett Icahn

/s/ Denise Barton	Director	February 26, 2025
Denise Barton

/s/ Stephen A. Mongillo	Director	February 26, 2025
Stephen A. Mongillo

/s/ Alvin B. Krongard	Director	February 26, 2025
Alvin B. Krongard

/s/ Nancy Dunlap	Director	February 26, 2025
Nancy Dunlap

Chairman of the Board
Carl C. Icahn