Form 10-Q
period 2025-03-31
ICAHN ENTERPRISES L.P.
filed 2025-05-07
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 7, 2025, there were 546,086,101 of Icahn Enterprises’ depositary units outstanding.

i

ICAHN ENTERPRISES L.P.

i

FORWARD-LOOKING STATEMENTS

This Report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by the Private Securities Litigation Reform Act. All statements included in this Report, other than statements that relate solely to historical fact, are “forward-looking statements.” Such statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events, or any statement that may relate to strategies, plans or objectives for, or potential results of, future operations, financial results, financial condition, business prospects, growth strategy or liquidity, and market conditions, and are based upon management’s current plans and beliefs or current estimates of future results or trends. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact.

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; the impacts from the Russia/Ukraine conflict and ongoing conflict in the Middle East, including economic volatility and the impacts of export controls and other economic sanctions; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest, including the impact of the use of leverage through options, short sales, swaps, forwards and other derivative instruments; risk related to our ability to comply with the covenants in our senior notes and the risk of foreclosure on the assets securing our notes; declines in the fair value of our investments, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended, or be taxed as a corporation; risks relating to short sellers and associated litigation and regulatory inquires; risks related to our general partner and controlling unitholder; pledges of our units by our controlling unitholder; risks related to our energy business, including the volatility and availability of crude oil, other feed stocks and refined products, declines in global demand for crude oil, refined products and liquid transportation fuels, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; volatile commodity pricing and higher industry utilization and oversupply risks relating to potential strategic transactions involving our Energy segment, and the impact of tariffs; risks related to our automotive activities and exposure to adverse conditions in the automotive industry, including as a result of the Chapter 11 filing of our automotive parts subsidiary; risks related to our food packaging activities, including competition from better capitalized competitors, inability of our suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; supply chain issues; inflation, including increased costs of raw materials and shipping; interest rate increases; labor shortages and workforce availability; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; and risks related to our home fashion operations, including changes in the availability and price of raw materials, manufacturing disruptions, and changes in transportation costs and delivery times; political and regulatory uncertainty, including changing economic policy and the imposition of tariffs. These risks and uncertainties also include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2024. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2025	2024

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$2,183	$2,603
Cash held at consolidated affiliated partnerships and restricted cash	2,692	2,636
Investments	2,073	2,310
Due from brokers	1,119	1,624
Accounts receivable, net	503	479
Inventories, net	1,000	897
Property, plant and equipment, net	3,824	3,843
Deferred tax asset	179	160
Derivative assets, net	22	22
Goodwill	288	288
Intangible assets, net	395	409
Assets held for sale	25	25
Other assets	1,178	983
Total Assets	$15,481	$16,279
LIABILITIES AND EQUITY
Accounts payable	$870	$802
Accrued expenses and other liabilities	1,952	1,547
Deferred tax liabilities	278	331
Derivative liabilities, net	912	756
Securities sold, not yet purchased, at fair value	896	1,373
Due to brokers	37	40
Debt	6,794	6,809
Total liabilities	11,739	11,658

Commitments and contingencies (Note 16)

Equity:
Limited partners: Depositary units: 522,736,315 units issued and outstanding at March 31, 2025 and 522,736,315 units issued and outstanding at December 31, 2024	2,563	3,241
General partner	(789)	(775)
Equity attributable to Icahn Enterprises	1,774	2,466
Equity attributable to non-controlling interests	1,968	2,155
Total equity	3,742	4,621
Total Liabilities and Equity	$15,481	$16,279

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024

Revenues:
Net sales	$2,002	$2,253
Other revenues from operations	168	174
Net loss from investment activities	(394)	(96)
Interest and dividend income	83	143
Loss on disposition of assets, net	(3)	(6)
Other income, net	11	2
	1,867	2,470
Expenses:
Cost of goods sold	2,016	1,991
Other expenses from operations	151	149
Selling, general and administrative	201	193
Dividend expense	8	20
Impairment	10	—
Restructuring, net	7	—
Interest expense	128	136
	2,521	2,489
Loss before income tax expense	(654)	(19)
Income tax benefit (expense)	74	(7)
Net loss	(580)	(26)
Less: net (loss) income attributable to non-controlling interests	(158)	12
Net loss attributable to Icahn Enterprises	$(422)	$(38)

Net loss attributable to Icahn Enterprises allocated to:
Limited partners	$(414)	$(37)
General partner	(8)	(1)
	$(422)	$(38)

Basic and Diluted income loss per LP unit	$(0.79)	$(0.09)
Basic and Diluted weighted average LP units outstanding	523	429
Distributions declared per LP unit	$0.50	$1.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024

Net loss	$(580)	$(26)
Other comprehensive income (loss), net of tax:
Translation adjustments	3	(2)
Other comprehensive income (loss), net of tax	3	(2)
Comprehensive loss	(577)	(28)
Less: Comprehensive (loss) income attributable to non-controlling interests	(158)	12
Comprehensive loss attributable to Icahn Enterprises	$(419)	$(40)

Comprehensive loss attributable to Icahn Enterprises allocated to:
Limited partners	$(411)	$(39)
General partner	(8)	(1)
	$(419)	$(40)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2024	$(775)	$3,241	$2,466	$2,155	$4,621
Net loss	(8)	(414)	(422)	(158)	(580)
Other comprehensive income	—	3	3	—	3
Partnership distributions payable	(6)	(261)	(267)	—	(267)
Purchase of additional interests in consolidated subsidiaries	—	(18)	(18)	(17)	(35)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(12)	(12)
Changes in subsidiary equity and other	—	12	12	—	12
Balance, March 31, 2025	$(789)	$2,563	$1,774	$1,968	$3,742

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2023	$(761)	$3,969	$3,208	$2,865	$6,073
Net (loss) income	(1)	(37)	(38)	12	(26)
Other comprehensive loss	—	(2)	(2)	—	(2)
Partnership distributions payable	(9)	(430)	(439)	—	(439)
Partnership contributions	1	50	51	—	51
Investment segment distributions to non-controlling interests	—	—	—	(5)	(5)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(28)	(28)
Changes in subsidiary equity and other	1	—	1	—	1
Balance, March 31, 2024	$(769)	$3,550	$2,781	$2,844	$5,625

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024

	(in millions)
Cash flows from operating activities:
Net loss	$(580)	$(26)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from securities transactions	237	258
Purchases of securities	(942)	(784)
Proceeds from sales of securities	993	660
Payments to cover securities sold, not yet purchased	(626)	(368)
Proceeds from securities sold, not yet purchased	94	100
Changes in receivables and payables relating to securities transactions	499	18
Changes in derivative assets and liabilities	156	(237)
Loss on disposition of assets, net	3	6
Depreciation and amortization	118	129
Impairment	10	—
Deferred taxes	(72)	(16)
Other, net	79	12
Changes in other operating assets and liabilities	(151)	(3)
Net cash used in operating activities	(182)	(251)
Cash flows from investing activities:
Capital expenditures	(88)	(68)
Turnaround expenditures	(43)	(12)
Proceeds from disposition of businesses and assets	—	2
Proceeds from sale of equity method investment	6	—
Return of equity method investment	4	3
Other, net	3	—
Net cash used in investing activities	(118)	(75)
Cash flows from financing activities:
Investment segment distributions to non-controlling interests	—	(5)
Partnership contributions	—	50
Purchase of additional interests in consolidated subsidiaries	(35)	—
Dividends and distributions to non-controlling interests in subsidiaries	(12)	(28)
Proceeds from subsidiary borrowings	—	7
Repayments of subsidiary borrowings	(13)	(607)
Other, net	(5)	(4)
Net cash used in financing activities	(65)	(587)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	1	—
Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents	(364)	(913)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	5,239	5,946
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$4,875	$5,033

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2025, representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 86% of our outstanding depositary units as of March 31, 2025.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $2.5 billion and $2.7 billion as of March 31, 2025 and December 31, 2024, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”), along with our interest in CVR Partners, LP, a publicly traded limited partnership (“CVR Partners”) and subsidiary of CVR Energy. CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing businesses, the renewable fuels businesses, as well as in the nitrogen fertilizer manufacturing and distribution businesses through its holdings in CVR Partners. CVR Energy is an independent petroleum refiner and marketer of high value transportation fuels primarily in the form of gasoline, diesel, jet fuel and distillates. The renewables business refines feedstocks, such as soybean oil, corn oil, and other related renewable feedstocks, into renewable diesel and markets renewable products. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR Energy holds 100% of the general partner interest and approximately 37% of the outstanding common units of CVR Partners as of March 31, 2025. As of March 31, 2025 we owned approximately 68% of the total outstanding common stock of CVR Energy and 2% of the outstanding common units of CVR Partners.

Automotive

We conduct our Automotive segment through our wholly owned subsidiary, Icahn Automotive Group LLC (“Icahn Automotive”). The Automotive segment is engaged in providing a full range of automotive repair and maintenance services, along with the sale of any installed parts or materials related to automotive services (“Automotive Services”) to its customers, as well as sales of automotive aftermarket parts and retailed merchandise (“Aftermarket Parts”). We exited the Aftermarket Parts business in the first quarter of 2025. In addition to its primary businesses, the Automotive segment leases available and excess real estate in certain locations under long-term operating leases.

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products.

In March 2025, Viskase completed an equity private placement whereby we acquired an additional 7,142,858 shares of Viskase common stock for $15 million. As of March 31, 2025, we owned approximately 91% of the total outstanding common stock of Viskase.

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

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature.

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

We established a captive insurance program to supplement the insurance coverage of the officers, directors, employees and agents of the Company, its subsidiaries and our general partner, in addition to our established commercial insurance program. We hold assets in a protected cell, which we are the primary beneficiary of, and therefore consolidate the protected cell. Our total assets related to the protected cell were $109 million and $108 million as of March 31, 2025 and December 31, 2024, respectively, and included in restricted cash in the condensed consolidated balance sheet.

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of March 31, 2025 was approximately $6.8 billion and $6.5 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2024 was approximately $6.8 billion and $6.6 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $897 million and $915 million as of March 31, 2025 and December 31, 2024, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of Icahn Enterprises.

Our restricted cash balance was $1.8 billion and $1.7 billion as of March 31, 2025 and December 31, 2024, respectively. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions and cash held related to our captive insurance program.

Revenue From Contracts With Customers and Contract Balances

Due to the nature of our business, we derive revenue from various sources in various industries. With the exception of all of our Investment segment’s and our Holding Company’s revenues, and our Real Estate segment’s and Automotive segment’s leasing revenue, our revenue is generally derived from contracts with customers in accordance with U.S. GAAP. Such revenue from contracts with customers is included in net sales and other revenues from operations in the condensed consolidated statements of operations, however, our Real Estate and Automotive segments’ leasing revenue, as disclosed in Note 9, “Leases,” is also included in other revenues from operations. Related contract assets are included in accounts receivable, net or other assets and related contract liabilities are included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Our disaggregation of revenue information includes our net sales and other revenues from operations for each of our reporting segments as well as additional disaggregation of revenue information for our Energy and Automotive segments. See Note 12, “Segment Reporting,” for our complete disaggregation of revenue information. In addition, we disclose additional information with respect to revenue from contracts with customers and contract balances for our Energy and Automotive segments below.

Energy

Our Energy segment’s deferred revenue is a contract liability that relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and revenue is recognized at the point in time in which the customer obtains control of the product. As of March 31, 2025, our Energy segment had $7 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize $3 million of these performance obligations as revenue by the end of 2025, $3 million during 2026, and the remaining balance in 2027.

In addition, deferred revenue includes agreements entered into with third-party investors that has allowed our Energy segment to monetize certain tax credits available under Section 45Q of the Internal Revenue Code (the “45Q Transaction”). Our Energy segment had deferred revenue of $62 million and $78 million as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, our Energy segment recognized revenue of $23 million and $5 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

Automotive

Our Automotive segment had deferred revenue with respect to extended warranty plans of $34 million and $37 million as of March 31, 2025 and December 31, 2024, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For each of the three months ended March 31, 2025 and 2024, our Automotive segment recorded deferred revenue of $6 million and $6 million, respectively, outstanding as of the beginning of each period.

Adoption of New Accounting Standards

The Company adopted Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, with its 2024 Form 10-K, and included all disclosures required by the guidance and all existing segment disclosures under the FASB Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. Effective with this Quarterly Report on Form 10-Q, the Company adopted this ASU for its interim reports. See Note 12, “Segment Reporting,” for the required segment disclosures.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company’s annual reporting period beginning January 1, 2025, with early adoption permitted. We are currently assessing the impact of adopting this standard on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU requires disclosure of specific information about costs and expenses within relevant expense captions on the face of the income statement, qualitative descriptions for expense captions not specifically disaggregated quantitatively, and the total amount and definition of selling expenses for interim and annual reporting periods. This standard, as clarified by ASU 2025-01, is effective for the Company’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028 and should be applied on a retrospective or prospective basis, with early adoption permitted. We are currently assessing the impact of adopting this standard on our consolidated financial statements.

3.  Related Party Transactions

Our third amended and restated agreement of limited partnership expressly permits us to enter into transactions with our general partner or any of its affiliates, including buying or selling properties from or to our general partner and any of its affiliates and borrowing and lending money from or to our general partner and any of its affiliates, subject to limitations contained in our partnership agreement and the Delaware Revised Uniform Limited Partnership Act. The indentures governing our indebtedness contain certain covenants applicable to transactions with affiliates.

Investment Funds

As of March 31, 2025 and December 31, 2024, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $1.4 billion and $1.5 billion, respectively, representing approximately 35% of the Investment Funds’ assets under management as of each respective date. Mr. Icahn and his affiliates (excluding us and Brett Icahn) made no redemptions from the Investment Funds during the three months ended March 31, 2025 and 2024.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended March 31, 2025 and 2024, $3 million and $5 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. Brett Icahn had no redemptions during the three months ended March 31, 2025, and had $5 million net redemptions in the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024 Brett Icahn had investments in the Investment Funds with a total fair market value of $15 million and $17 million, respectively. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

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

	March 31,	December 31,
	2025	2024

	(in millions)
Assets
Investments:
Equity securities:
Communications	$122	$129
Consumer, cyclical	273	277
Energy	55	57
Utilities	673	792
Healthcare	422	482
Materials	291	317
Industrial	203	187
	2,039	2,241
Debt securities:
Real Estate	—	31
	—	31
	$2,039	$2,272
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Energy	$432	$460
Utilities	464	453
Materials	—	133
Industrial	—	107
	896	1,153
Debt securities:
Communications	—	220
	$896	$1,373

The portion of unrealized losses that related to securities still held by our Investment segment, primarily equity securities, were $223 million and $339 million for the three months ended March 31, 2025 and 2024, respectively.

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets.

The carrying value of investments held by our other segments and our Holding Company consist of the following:

	March 31,	December 31,
	2025	2024

	(in millions)
Equity method investments	$20	$24
Held to maturity debt investments measured at amortized cost	11	11
Other investments measured at fair value	3	3
	$34	$38

There were no unrealized gains and (losses) that relates to equity securities still held by our other segments and Holding Company for each of the three months ended March 31, 2025 and 2024.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 4)	$2,001	$—	$41	$2,042	$2,203	$31	$41	$2,275
Derivative assets, net (Note 6)	—	22	—	22	—	22	—	22
	$2,001	$22	$41	$2,064	$2,203	$53	$41	$2,297
Liabilities
Securities sold, not yet purchased (Note 4)	$896	$—	$—	$896	$1,153	$220	$—	$1,373
Derivative liabilities, net (Note 6)	—	912	—	912	6	750	—	756
RFS obligations (Note 16)	—	438	—	438	—	323	—	323
	$896	$1,350	$—	$2,246	$1,159	$1,293	$—	$2,452

Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value

Energy

CVR Partners performed a non-recurring fair value measurement of the equity interest received as part of the 45Q Transaction. Such valuation used a combination of the market approach and the discounted cash flow methodology with key inputs including the discount rate, contractual and expected future cash flows, and market multiples. CVR Partners determined the estimated fair value of the consideration received to be $46 million.

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. There were no Investment Funds’ derivative instruments with credit-risk-related contingent features in a liability position as of March 31, 2025 and December 31, 2024.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	March 31, 2025		December 31, 2024
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$1,591	$1,782	$1,813	$1,845
Credit contracts(1)	—	53	185	55
Commodity contracts	—	119	—	90
(1)	The short notional amount on our credit default swap positions was approximately $210 million and $213 million at March 31, 2025 and December 31, 2024, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $53 million and $55 million as of March 31, 2025 and December 31, 2024, respectively.

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

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024

	(in millions)
Equity contracts	$123	$81	$1,048	$853
Credit contracts	14	18	—	6
Commodity contracts	13	22	—	—
Sub-total	150	121	1,048	859
Netting across contract types(1)	(136)	(103)	(136)	(103)
Total(1)	$14	$18	$912	$756
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at March 31, 2025 and December 31, 2024 was $1.6 billion and $1.5 billion, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Three Months Ended March 31,
	2025	2024

Equity contracts	$(152)	$236
Credit contracts	1	(43)
Commodity contracts	(7)	(30)
	$(158)	$163
(1)	Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our condensed consolidated statements of operations for our Investment segment.

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

As of March 31, 2025 and December 31, 2024, CVR Energy had swap positions for crack spreads that offset to less than 1 million barrels at each period. As of March 31, 2025 and December 31, 2024, CVR Energy had 1 million barrels and zero futures contracts, respectively. As of March 31, 2025 and December 31, 2024, CVR Energy had forward contracts of less than 1 million barrels at each period. As of March 31, 2025 and December 31, 2024, CVR Energy had open fixed-price commitments to purchase a net 6 million and 7 million RINs, respectively.

The following table presents the fair value of our Energy segment’s derivatives and the effect of the collateral netting:

	Derivative Assets		Derivative Liabilities
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024

	(in millions)
Commodity contracts	$17	$17	$11	$13
Netting across contract types(1)	(9)	(13)	(11)	(13)
Total(1)	$8	$4	$—	$—

(1)	The netting of derivatives primarily related to initial margin requirements of $6 million and $3 million at March 31, 2025 and December 31, 2024, respectively, which was not offset against derivatives liabilities, net in the condensed consolidated balance sheets.

Certain derivative instruments within our Energy segment contain credit risk-related contingent provisions associated with our Energy segment’s credit ratings. If our Energy segment’s credit rating were to be downgraded, it would allow the counterparty to require our Energy segment to post collateral or to request immediate, full settlement of derivative instruments in liability positions. As of March 31, 2025 and December 31, 2024, there were no derivative liabilities in our Energy segment’s derivative instruments with credit-risk-related contingent features.

Gains and (losses) recognized on derivatives for our Energy segment were $15 million and ($18) million for the three months ended March 31, 2025 and 2024, respectively. Gains and losses recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

7.  Inventories, Net

Inventories, net consists of the following:

	March 31,	December 31,
	2025	2024

	(in millions)
Raw materials	$362	$293
Work in process	153	92
Finished goods	485	512
	$1,000	$897

8.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	March 31, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$337	$(87)	$250	$337	$(87)	$250
Food Packaging	6	—	6	6	—	6
Home Fashion	22	(3)	19	22	(3)	19
Pharma	13	—	13	13	—	13
	$378	$(90)	$288	$378	$(90)	$288

Intangible assets, net consists of the following:

	March 31, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$392	$(254)	$138	$392	$(249)	$143
Developed technology	254	(125)	129	254	(118)	136
Other	164	(112)	52	164	(110)	54
	$810	$(491)	$319	$810	$(477)	$333

Indefinite-lived intangible assets			$76			$76
Intangible assets, net			$395			$409

Amortization expense associated with definite-lived intangible assets was $14 million and $14 million for the three months ended March 31, 2025 and 2024, respectively.

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

Right-of-use assets and lease liabilities are as follows:

	March 31,	December 31,
	2025	2024

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$499	$527
Lease liabilities (accrued expenses and other liabilities)	505	530

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	70	72
Lease liabilities (debt)	81	83

Additional information with respect to our operating leases as of March 31, 2025 and December 31, 2024 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of March 31, 2025	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$70	$69	5.2 years	7.3%
Automotive	387	399	5.4 years	5.9%
Food Packaging	19	21	8.4 years	7.4%
Other segments and Holding Company	23	16
	$499	$505

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2024	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$75	$71	5.4 years	7.9%
Automotive	409	421	5.4 years	5.9%
Food Packaging	19	22	9.1 years	7.4%
Other segments and Holding Company	24	16
	$527	$530

For the three months ended March 31, 2025 and 2024, lease cost was comprised of (i) operating lease cost of $44 million and $42 million, respectively, (ii) amortization of financing lease right-of-use assets of $2 million and $2 million, respectively, and (iii) interest expense on financing lease liabilities of $1 million and $2 million, respectively.

Our Automotive segment accounted for $31 million and $33 million of total lease cost for each of the three months ended March 31, 2025 and 2024, respectively.

Lessor Arrangements

Automotive

Our Automotive segment leases available and excess real estate in certain locations under long-term operating leases. Our Automotive segment’s revenues from operating leases were $14 million and $15 million for the three months ended March 31, 2025 and 2024, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations. Our Automotive segment’s expenses from operating leases including variable lease costs were $24 million and $24 million for the three months ended March 31, 2025 and 2024, respectively. Expenses from operating leases are included in other expenses from operations in the condensed consolidated statements of operations.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of March 31, 2025 and December 31, 2024, our Real Estate segment had assets leased to others included in property, plant and equipment of $268 million and $236 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $3 million and $3 million for the three months ended March 31, 2025 and 2024, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

10.  Debt

Debt consists of the following:

	March 31,	December 31,
	2025	2024

	(in millions)
Holding Company:
6.250% senior notes due 2026	$719	$719
5.250% senior notes due 2027	1,384	1,384
4.375% senior notes due 2029	656	656
9.750% senior notes due 2029	698	698
10.000% senior notes due 2029	495	495
9.000% senior notes due 2030	747	747
	4,699	4,699
Reporting Segments:
Energy	1,918	1,919
Automotive	28	31
Food Packaging	136	144
Real Estate	1	1
Home Fashion	12	15
	2,095	2,110
Total Debt	$6,794	$6,809

Energy

As of March 31, 2025, total availability under CVR Energy’s Amended and Restated ABL Credit Agreement (“CVR Energy ABL”) and CVR Partners ABL Credit Agreement (“CVR Partners ABL”) facilities aggregated to $371 million. The CVR Energy ABL had $24 million of letters of credit outstanding as of March 31, 2025. The CVR Energy ABL matures on June 30, 2027, and the CVR Partners ABL on September 26, 2028.

Covenants

We and all of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were $1 million for each of the three months ended March 31, 2025 and 2024, respectively.

11. Net Income (Loss) Per LP Unit

The components of the computation of basic and diluted income per LP unit of Icahn Enterprises are as follows:

	Three Months Ended March 31,
	2025	2024

Net loss attributable to Icahn Enterprises	$(422)	$(38)
Net loss attributable to Icahn Enterprises allocated to limited partners (98.01% allocation)	$(414)	$(37)

Basic and diluted income (loss) per LP unit:	$(0.79)	$(0.09)
Basic and diluted weighted average LP units outstanding (1)	523	429
(1)	As their effect would have been anti-dilutive, approximately 13 million and ten million weighted average units have been excluded from the calculation of diluted net income per LP unit for the three months ended March 31, 2025 and 2024, respectively.

LP Unit Transactions

Unit Distributions

On February 24, 2025, we declared a quarterly distribution in the amount of $0.50 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. Because the depositary unitholders had the election to receive the distribution either in cash or additional depositary units, we recorded a unit distribution liability of $267 million as the unit distribution had not been made as of March 31, 2025. In addition, the unit distribution liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, is considered a potentially dilutive security and is considered in the calculation of diluted income per LP unit as disclosed above. Any difference between the liability recorded and the amount representing the aggregate value of the number of depositary units distributed and cash paid would be charged to equity.

In April 2025, we distributed 23,349,786 depositary units to unitholders who did not elect to receive cash, of which 21,962,413 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $75 million, of which $50 million was distributed to Mr. Icahn and his affiliates in April 2025.

At-The-Market Offerings

As of March 31, 2025, we continue to have effective Open Market Sale Agreements and Icahn Enterprises may sell its depositary units for up to an additional $47 million in aggregate gross sale proceeds pursuant to its Open Market Sales Agreement entered into November 21, 2022 and up to $400 million in aggregate gross sale proceeds pursuant to its Open Market Sales Agreement entered into August 26, 2024.

Repurchase Authorization

On May 9, 2023, the Board of Directors of the General Partner approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”), in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness. The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. As of March 31, 2025, the Company has not repurchased any of the Company’s depositary units and the Company has repurchased $269 million worth of senior notes in aggregate under the Repurchase Program. On November 6, 2024, the Board re-approved the Repurchase Program, and, pursuant to the reapproved Program, we are authorized to repurchase up to an additional $500 million worth of our outstanding fixed-rate senior notes, in addition to the approximately $269 million we have already repurchased under the Repurchase Program, and we remain authorized to repurchase up to $500 million of our depositary units, in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness.

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

Condensed Statements of Operations

	Three Months Ended March 31, 2025
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,646	$198	$94	$—	$41	$23	$—	$2,002
Other revenues from operations	—	—	151	—	17	—	—	—	168
Net loss from investment activities	(394)	—	—	—	—	—	—	—	(394)
Interest and dividend income	55	10	1	—	—	—	—	17	83
Loss on disposition of assets, net	—	(1)	(2)	—	—	—	—	—	(3)
Other income (loss), net	7	2	—	2	—	(1)	1	—	11
	(332)	1,657	348	96	17	40	24	17	1,867
Expenses:
Cost of goods sold	—	1,748	144	80	—	31	13	—	2,016
Other expenses from operations	—	—	135	—	16	—	—	—	151
Dividend expense	8	—	—	—	—	—	—	—	8
Selling, general and administrative	4	44	105	12	5	11	13	7	201
Impairment	—	—	—	10	—	—	—	—	10
Restructuring, net	—	—	—	7	—	—	—	—	7
Interest expense	6	35	1	3	—	—	—	83	128
	18	1,827	385	112	21	42	26	90	2,521
(Loss) income before income tax (expense) benefit	(350)	(170)	(37)	(16)	(4)	(2)	(2)	(73)	(654)
Income tax benefit	—	53	10	2	—	—	—	9	74
Net (loss) income	(350)	(117)	(27)	(14)	(4)	(2)	(2)	(64)	(580)
Less: net (loss) income attributable to non-controlling interests	(126)	(31)	—	(1)	—	—	—	—	(158)
Net (loss) income attributable to Icahn Enterprises	$(224)	$(86)	$(27)	$(13)	$(4)	$(2)	$(2)	$(64)	$(422)
Supplemental information:
Capital expenditures	$—	$51	$24	$7	$4	$2	$—	$—	$88
Depreciation and amortization	$—	$84	$17	$5	$4	$1	$7	$—	$118

	Three Months Ended March 31, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,863	$228	$101	$1	$36	$24	$—	$2,253
Other revenues from operations	—	—	156	—	17	—	1	—	174
Net loss from investment activities	(96)	—	—	—	—	—	—	—	(96)
Interest and dividend income	105	13	1	—	—	—	—	24	143
(Loss) gain on disposition of assets, net	—	(1)	(5)	—	—	—	—	—	(6)
Other income (loss), net	—	4	—	(2)	—	—	—	—	2
	9	1,879	380	99	18	36	25	24	2,470
Expenses:
Cost of goods sold	—	1,713	156	80	1	27	14	—	1,991
Other expenses from operations	—	—	135	—	14	—	—	—	149
Dividend expense	20	—	—	—	—	—	—	—	20
Selling, general and administrative	4	42	102	13	5	10	10	7	193
Interest expense	25	33	—	3	—	—	—	75	136
	49	1,788	393	96	20	37	24	82	2,489
(Loss) income before income tax (expense) benefit	(40)	91	(13)	3	(2)	(1)	1	(58)	(19)
Income tax (expense) benefit	—	(13)	4	(1)	—	—	—	3	(7)
Net (loss) income	(40)	78	(9)	2	(2)	(1)	1	(55)	(26)
Less: net (loss) income attributable to non-controlling interests	(17)	29	—	—	—	—	—	—	12
Net (loss) income attributable to Icahn Enterprises	$(23)	$49	$(9)	$2	$(2)	$(1)	$1	$(55)	$(38)
Supplemental information:
Capital expenditures	$—	$47	$16	$2	$2	$1	$—	$—	$68
Depreciation and amortization	$—	$92	$19	$6	$3	$2	$7	$—	$129

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

	Three Months Ended March 31,
	2025	2024

Petroleum products	1,475	$1,718
Renewable products	28	17
Nitrogen fertilizer products	143	128
	$1,646	$1,863

Automotive

	Three Months Ended March 31,
	2025	2024

Automotive Services	$333	$356
Aftermarket Parts	2	13
Total revenue from customers	335	369
Lease revenue outside the scope of ASC 606	14	15
Total Automotive net sales and other revenues from operations	$349	$384

Condensed Balance Sheets

	March 31, 2025
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$12	$695	$70	$6	$38	$3	$41	$1,318	$2,183
Cash held at consolidated affiliated partnerships and restricted cash	2,508	—	3	—	2	5	—	174	2,692
Investments	2,039	20	—	—	14	—	—	—	2,073
Accounts receivable, net	—	320	27	77	14	26	39	—	503
Inventories, net	—	585	178	116	—	96	25	—	1,000
Property, plant and equipment, net	—	2,484	815	118	350	53	—	4	3,824
Goodwill and intangible assets, net	—	154	326	21	—	19	163	—	683
Other assets	1,171	464	462	96	94	18	6	212	2,523
Total assets	$5,730	$4,722	$1,881	$434	$512	$220	$274	$1,708	$15,481
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$984	$1,610	$783	$120	$76	$42	$59	$375	$4,049
Securities sold, not yet purchased, at fair value	896	—	—	—	—	—	—	—	896
Debt	—	1,918	28	136	1	12	—	4,699	6,794
Total liabilities	1,880	3,528	811	256	77	54	59	5,074	11,739

Equity attributable to Icahn Enterprises	2,479	616	1,070	164	430	166	215	(3,366)	1,774
Equity attributable to non-controlling interests	1,371	578	—	14	5	—	—	—	1,968
Total equity	3,850	1,194	1,070	178	435	166	215	(3,366)	3,742
Total liabilities and equity	$5,730	$4,722	$1,881	$434	$512	$220	$274	$1,708	$15,481

	December 31, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$9	$987	$133	$6	$25	$4	$42	$1,397	$2,603
Cash held at consolidated affiliated partnerships and restricted cash	2,449	—	8	—	2	4	—	173	2,636
Investments	2,272	24	—	—	14	—	—	—	2,310
Accounts receivable, net	—	295	30	75	14	28	37	—	479
Inventories, net	—	502	168	109	—	93	25	—	897
Property, plant and equipment, net	—	2,504	808	124	350	53	—	4	3,843
Goodwill and intangible assets, net	—	159	328	21	—	19	170	—	697
Other assets	1,660	280	464	90	90	19	7	204	2,814
Total assets	$6,390	$4,751	$1,939	$425	$495	$220	$281	$1,778	$16,279
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$817	$1,509	$809	$107	$42	$43	$72	$77	$3,476
Securities sold, not yet purchased, at fair value	1,373	—	—	—	—	—	—	—	1,373
Debt	—	1,919	31	144	1	15	—	4,699	6,809
Total liabilities	2,190	3,428	840	251	43	58	72	4,776	11,658

Equity attributable to Icahn Enterprises	2,703	685	1,099	159	447	162	209	(2,998)	2,466
Equity attributable to non-controlling interests	1,497	638	—	15	5	—	—	—	2,155
Total equity	4,200	1,323	1,099	174	452	162	209	(2,998)	4,621
Total liabilities and equity	$6,390	$4,751	$1,939	$425	$495	$220	$281	$1,778	$16,279

13.  Income Taxes

For the three months ended March 31, 2025, we recorded an income tax benefit of $74 million on pre-tax loss of $654 million compared to an income tax expense of $7 million on pre-tax loss of $19 million for the three months ended March 31, 2024. Our effective income tax rate was 11.2% and (36.8%) for the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership loss for which there was no tax benefit as such income is allocated to the partners. For the three months ended March 31, 2024, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership loss for which there was no tax benefit as such losses are allocated to the partners.

14.  Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits, Net
	of Tax	of Tax	Total

	(in millions)
Balance, December 31, 2024	$(40)	$(21)	$(61)
Other comprehensive loss before reclassifications, net of tax	3	—	3
Other comprehensive loss, net of tax	3	—	3
Balance, March 31, 2025	$(37)	$(21)	$(58)

	Translation	Post-Retirement
	Adjustments, Net	Benefits, Net
	of Tax	of Tax	Total

	(in millions)
Balance, December 31, 2023	$(33)	$(22)	$(55)
Other comprehensive loss before reclassifications, net of tax	(2)	—	(2)
Other comprehensive loss, net of tax	(2)	—	(2)
Balance, March 31, 2024	$(35)	$(22)	$(57)

15.  Other Income, Net

Other income, net consists of the following:

	Three Months Ended March 31,
	2025	2024

Equity earnings from non-consolidated affiliates	$1	$4
Foreign currency transaction (loss) gain	2	—
Other	8	(2)
	$11	$2

16.  Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect human health and safety and the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities on an undiscounted basis were $4 million and $3 million as of March 31, 2025 and December 31, 2024, respectively, primarily within our Energy segment, which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

Energy

RFS Disputes - CVR Energy’s obligated-party subsidiaries are subject to the Renewable Fuel Standard (“RFS”) implemented by the U.S. Environmental Protection Agency (“EPA”) which, absent any exemption or waiver, requires refiners to either blend renewable fuels into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending, in an amount equal to the renewable volume obligation (“RVO”) for the applicable compliance year. CVR Energy’s obligated-party subsidiaries are not able to blend the substantial majority of their transportation fuels and, unless their obligations are waived or exempted by the EPA, must either purchase RINs on the open market or obtain waiver credits for cellulosic biofuels in order to comply with the RFS. CVR Energy’s obligated-party subsidiaries also purchase RINs generated from its renewable diesel operations to partially satisfy their RFS obligations.

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

Regarding WRC’s SRE petitions for the 2017 to 2021 compliance periods which, together with the SRE petitions from certain other small refineries, had been denied by the EPA in 2022 (the “2022 Denials”), the EPA has yet to act on those petitions after its denials were vacated by the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) in November 2023 and remanded back to the EPA on the grounds that the EPA’s denials were impermissibly retroactive and that the EPA’s interpretation was contrary to law and arbitrary and capricious as applied to petitioners’ exemptions. The EPA and certain biofuels groups sought certiorari before the Supreme Court of the United States (“SCOTUS”) seeking review of whether venue for these challenges to the 2022 Denials lies exclusively in the United States Court of Appeals for the District of Colombia Circuit (the “DC Circuit”), which certiorari was granted in October 2024. Oral argument was held in March 2025 with a ruling from SCOTUS currently expected in the second quarter of 2025. While WRC believes venue was proper in the Fifth Circuit, should SCOTUS determine venue lies exclusively in the DC Circuit, WRC expects the November 2023 decision of the Fifth Circuit vacating the EPA’s denials of WRC’s petitions for the 2017 to 2021 compliance periods, as well as petitions from certain other small refineries, would be vacated and ultimately become subject to July 2024 decision of the DC Circuit which ruled in favor of certain small refineries also challenging the 2022 Denials, holding that the 2022 Denials as applicable to those small refineries was arbitrary and capricious, vacating such denials and remanding such petitions back to the EPA. Also in March 2025, the Fifth Circuit granted WRC’s unopposed motion to stay its 2023 compliance obligations under the RFS in connection with the lawsuit filed by WRC against the EPA in the Fifth Circuit challenging the EPA’s January 2025 denial of WRC’s petition seeking exemption for the 2023 compliance period. As these matters are in various stages, CVR Energy cannot yet determine at this time the outcomes of these matters. While CVR Energy intends to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to them, they could have a material effect on CVR Energy’s financial position, results of operations, or cash flows.

Our Energy segment recognized, net of RINS sales, an expense of $123 million and a benefit of $51 million for the three months ended March 31, 2025 and 2024, respectively, for CVR Energy’s obligated-party subsidiaries’ compliance with the RFS (based on the 2020 through 2025 annual RVO, excluding the impacts of any exemptions or waivers to which the obligated-party subsidiaries may be entitled). These recognized amounts are included in cost of goods sold in the consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Energy’s obligated-party subsidiaries may be entitled), the remaining position is valued using RIN market prices at period end using each specific or closest vintage year. As of March 31, 2025 and December 31, 2024, CVR Energy’s obligated-party subsidiaries’ RFS position was $438 million and $323 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

Energy

Call Option Coverage Cases - The appeal filed in the Texas First Court of Appeals by CVR Energy and certain of its affiliates (the “Call Defendants”) of the entry of summary judgment by the lower court in the declaratory judgment action (the “Texas Case”) filed by CVR Energy’s primary and excess insurers (the “Insurers”) seeking determination that the Insurers owe no indemnity coverage under policies with coverage limits of $50 million for the August 2022 settlement by the Call Defendants of the consolidated lawsuits filed by purported former unitholders of CVR Refining, L.P. on behalf of themselves and an alleged class of similarly situated unitholders has been fully briefed, though no decision has yet been issued. The Delaware action filed by the Call Defendants against the Insurers seeking recovery of all amounts paid in connection with settlement August 2022 settlement remains pending. While both cases remain pending, CVR Energy does not expect the outcome of these lawsuits to have a material adverse impact on its financial position, results of operations, or cash flows.

Guaranty Dispute – In April 2025, a subsidiary of CVR Energy filed an amended complaint in the Superior Court of the State of Delaware disputing the validity of an alleged guaranty claimed by XOM to have been issued in its favor in 1993 by a subsidiary of CVR Energy, under which XOM has demanded that such subsidiary defend and indemnify it against claims by numerous property owners in Louisiana alleging contamination from historic well operations. As this matter remains in its early stages, the Company cannot yet determine whether its outcome will have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 86% of Icahn Enterprises’ outstanding depositary units as of March 31, 2025. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which include the liabilities of a pension plan sponsored by Viskase. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase plan have been met as of March 31, 2025. If the plan was voluntarily terminated, it would be underfunded by approximately $21 million as of March 31, 2025. These results are based on the most recent information provided by the plans’ actuary. This liability could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase pension plan. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entity to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plan.

The current underfunded status of the Viskase pension plan requires them to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the Viskase controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.

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

Other

Icahn Enterprises L.P. was contacted on May 3, 2023 by the U.S. Attorney’s office for the Southern District of New York, seeking production of information relating to the Company and certain of its affiliates’ corporate governance, capitalization, securities offerings, disclosure, dividends, valuation, marketing materials, due diligence and other materials. The Company produced documents in response to that inquiry and has had no substantive communication with the U.S. Attorney’s office since the initial inquiry on May 3, 2023.

17.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Cash payments for interest	$(100)	$(58)
Cash payments for income taxes, net of payments	(2)	(25)
Partnership distributions payable	(267)	(439)

18. Subsequent Events

Icahn Enterprises

LP Unit Distribution

On May 5, 2025, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about June 25, 2025 to depositary unitholders of record at the close of business on May 19, 2025. Depositary unitholders will have until June 12, 2025 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending June 20, 2025. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Investment Funds Redemption

In April 2025, Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $208 million from his personal interest in the Investment Funds included in the Investment segment, which was paid to Mr. Icahn and his affiliates on April 16, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2025 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 26, 2025.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2025 representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 86% of Icahn Enterprises’ outstanding depositary units as of March 31, 2025.

Recent Developments

Viskase Private Placement

In March 2025, Viskase Companies, Inc. (“Viskase”) completed an equity private placement whereby we acquired an additional 7,142,858 shares of Viskase common stock for a purchase price $15 million. As of March 31, 2025, we owned approximately 91% of the total outstanding common stock of Viskase.

Potential Strategic Transactions

As previously disclosed, we are considering, with CVR Energy, Inc. (“CVR Energy”), potential strategic transactions available to CVR Energy and its subsidiaries, which may include the acquisition of additional entities, assets or businesses, including the acquisition of material amounts of refining assets through negotiated mergers and/or stock or asset purchase agreements by CVR Energy or its subsidiaries, and/or strategic options involving CVR Partners, LP, a controlled subsidiary of CVR Energy (“CVR Partners”). There is no assurance that any of the aforementioned or previously disclosed or other transactions will develop or materialize, or if they do, as to their timing. On January 8, 2025, we completed a tender offer to acquire additional shares of CVR Energy’s common stock, purchasing a total of 878,212 shares, bringing our aggregate percentage ownership to approximately 67% of CVR Energy’s outstanding shares of common stock. On February 21, 2025, AEPC entered into a Rule 10b5-1 trading plan to purchase up to 13,356,539 shares of common stock of CVR Energy. The plan will terminate on February 21, 2026, if not earlier terminated by its terms. To the extent we become the owner of 80% or more of the outstanding shares of CVR Energy, this ownership would allow for tax consolidation of CVR Energy within the tax group of which American Entertainment Property Corp. (“AEPC”) is the common parent (and such tax group, the “AEPC Group”) for U.S. federal income tax purposes.

On December 20, 2024, AEPC entered into a Rule 10b5-1 trading plan to purchase up to 320,000 common units of CVR Partners. The plan will terminate on June 1, 2025 if not earlier terminated by its terms.

As of May 1, 2025, we acquired additional shares in cash and now own approximately 70% of the total outstanding common stock of CVR Energy and 3% of the total outstanding common units of CVR Partners.

Viskase, our majority owned subsidiary, is currently considering a potential transaction involving Enzon Pharmaceuticals, Inc. (“Enzon”), of which we own approximately 49% of the outstanding common stock, through a negotiated merger transaction or otherwise. In connection therewith, we may engage in other activities, discussions and/or negotiations regarding a potential transaction involving Viskase and Enzon.

Investment Fund Redemption

See “Investment Funds Redemptions” below under “Liquidity and Capital Resources.”

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

Potential supply chain disruptions, geopolitical and economic instability, volatility in energy prices, the impacts of increasing electric vehicles and liquid natural gas and other improvements in fuel efficiencies and changes in regulatory policies could adversely affect operations, in particular in our Energy segment. Our ability to generate sufficient cash from our operating activities in the current commodity price environment, sell non-core assets, access capital markets, incur additional debt or take any other action to improve our liquidity is subject to the risks discussed in this Quarterly Report on Form 10-Q and elsewhere in our periodic reports and the other risks and uncertainties that exist in our industry, and depends on our future operational performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control. Furthermore, shifts in demand and tightening credit market conditions could impact our financial stability. Increased tariffs, both by the U.S. and globally, ongoing and future trade conflicts and changes in U.S. economic trade policy, and economic uncertainly has led to increased volatility. The impact of tariffs has not been significant as of March 31, 2025.

The comparability of our summarized consolidated financial results presented below is affected primarily by the performance of the Investment Funds and the results of operations of our Energy segment, impacted by the demand and pricing for its products. Refer to our respective segment discussions and “Other Consolidated Results of Operations,” below for further discussion.

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024

	(in millions)
Investment	$(332)	$9	$(350)	$(40)	$(224)	$(23)
Holding Company	17	24	(64)	(55)	(64)	(55)

Other Operating Segments:
Energy	1,657	1,879	(117)	78	(86)	49
Automotive	348	380	(27)	(9)	(27)	(9)
Food Packaging	96	99	(14)	2	(13)	2
Real Estate	17	18	(4)	(2)	(4)	(2)
Home Fashion	40	36	(2)	(1)	(2)	(1)
Pharma	24	25	(2)	1	(2)	1
Other operating segments	2,182	2,437	(166)	69	(134)	40
Consolidated	$1,867	$2,470	$(580)	$(26)	$(422)	$(38)

Investment

We invest our proprietary capital through various private investment funds (“Investment Funds”). As of March 31, 2025 and December 31, 2024, we had investments with a fair market value of approximately $2.5 billion and $2.7 billion, respectively in the Investment Funds. As of March 31, 2025 and December 31, 2024, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $1.4 billion and $1.5 billion, respectively. As of March 31, 2025, Mr. Icahn and his affiliates have pledged approximately $1.0 billion of interests in the Investment Funds.

Our Investment segment’s results of operations are reflected in net income in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of March 31, 2025.

For the three months ended March 31, 2025 and 2024, our Investment Funds’ returns were (8.4)% and (0.8)%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses. The Other category is primarily comprised of interest income earned on cash balances, collateral posted to counterparties and short rebates.

The following tables set forth the performance attribution and net income (loss) for the Investment Funds’ returns for the three months ended March 31, 2025 and 2024, respectively, and includes performance of all investment and derivative position types including the impact of the use of leverage through options, short sales, swaps, forwards and other derivative instruments.

	Three Months Ended March 31,
	2025	2024
Long positions	(9.5)%	11.4%
Short positions	0.2%	(13.4)%
Other	0.9%	1.2%
	(8.4)%	(0.8)%

	Three Months Ended March 31,
	2025	2024

Long positions	$(398)	$596
Short positions	9	(699)
Other	39	63
	$(350)	$(40)

Three Months Ended March 31, 2025 and 2024

For the three months ended March 31, 2025, the Investment Funds’ negative performance was primarily driven by net losses in long positions, offset in part by net gains in short positions. The negative performance of our Investment segment’s long positions was driven primarily by net losses from the healthcare, consumer, cyclical and industrials sectors of $529 million, offset in part by net gains from the utilities sector of $119 million. The positive performance of our Investment segment’s short positions was primarily driven by gains from broad market hedges of $85 million, offset in part by net losses in the utilities and energy sectors of $78 million.

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

Energy

Our Energy segment is primarily engaged in the petroleum refining, renewable fuels and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 90% and 92% of our Energy segment’s net sales for the three months ended March 31, 2025 and 2024, respectively.

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

In addition to geopolitical conditions, such as the ongoing conflict in the Middle East and the impact of the Russia/Ukraine conflict, there are long-term factors such as increased tariffs, ongoing and future trade conflicts and changes in U.S. economic trade policy that may impact the demand for and inventory of refined products. These factors include mandated renewable fuels standards, proposed and enacted climate change laws and regulations, and increased mileage and emissions standards for vehicles. The petroleum business is also subject to the EPA’s Renewable Fuel Standard (“RFS”), which, each year, absent exemptions or waivers, requires the operating companies in our Energy segment to blend “renewable fuels” with their transportation fuels, purchase renewable identification numbers (“RINs”), to the extent available, in lieu of blending, or face liability. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include but are not limited to the availability of RINs for purchase, the actions of RINs market participants including non-obligated parties, transportation fuel and renewable diesel production levels and pricing, the availability of alternative or supporting credits for renewable fuel producers, the mix of the petroleum business’ petroleum products, the refining margin of the petroleum business and other factors, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which the petroleum business’ obligated-party subsidiaries may be entitled. The costs to comply with the RFS are also impacted by, and dependent upon the outcome of, the numerous lawsuits filed by multiple refiners including the petroleum business’ obligated-party subsidiaries, biofuels groups and others. Refer to Note 16, “Commitments and Contingencies,” to the consolidated financial statements for further discussion of RINs.

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

The following table presents our Energy segment’s net sales, cost of goods sold and gross profit:

	Three Months Ended March 31,
	2025	2024

Net sales	$1,646	$1,863
Cost of goods sold	1,748	1,713
Gross (loss) profit	$(102)	$150
Gross margin	(6)%	8%

Three Months Ended March 31, 2025 and 2024

Net sales for our Energy segment decreased by $217 million (12%) for the three months ended March 31, 2025 as compared to the comparable prior year period due to a decrease in our petroleum business’ net sales of $243 million, offset in part by an increase in our renewable business’ net sales of $11 million and an increase in our nitrogen fertilizer business’

net sales by $15 million over the comparable period. The decrease in the petroleum business’ net sales was driven by lower sales volumes as a result of planned maintenance at the Coffeyville Refinery, resulting in lower production, and lower refined product prices resulting from elevated inventory levels and reduced demand. Our renewables business’ net sales increased due to higher production and sales volumes coupled with increased biodiesel RIN prices. Our nitrogen fertilizer business’ net sales increased primarily due to favorable urea ammonium nitrate (“UAN”) sales volumes, higher ammonia pricing, and favorable sale of other products, partially offset by unfavorable ammonia sales volumes and UAN sales prices.

Cost of goods sold for our Energy segment increased by $35 million (2%) for the three months ended March 31, 2025 as compared to the comparable prior year period. The increase was primarily from our petroleum business, mainly due to higher direct purchases resulting from lower production and increased RFS expenses of $185 million, which includes unfavorable RINs liability revaluation of $203 million. The increase was offset in part by reduction of crude oil consumption due to the planned maintenance and a favorable derivative impact in the current period. Gross profit for our Energy segment decreased by $252 million for the three months ended March 31, 2025 as compared to the comparable prior year period. Gross margin was (6%) and 8% for the three months ended March 31, 2025 and 2024, respectively. The decrease in gross margin was primarily attributable to the petroleum business, as a result of lower refining margins driven by increased RFS expenses in the current year, unfavorable sales volume impacts related to the Coffeyville Refinery 2025 planned maintenance and decreased crack spreads, offset in part by favorable derivative impacts of $31 million.

Automotive

Our Automotive segment’s results of operations are generally driven by the demand for automotive service and maintenance, which is impacted by general economic factors, vehicle miles traveled, and the average age of vehicles on the road, among other factors.

Our Automotive segment has been in the process of a multi-year transformation plan. As part of this plan, our Automotive segment completed the separation of certain of its Automotive Services and Aftermarket Parts businesses into two separate operating companies. Auto Plus, which operated the majority of our Aftermarket Parts business, began operating in locations owned and leased by the Automotive Services business from 2021 until 2023.

In January 2023, Auto Plus filed a voluntary bankruptcy petition seeking relief under Chapter 11 of the Bankruptcy Code, resulting in its cessation of operations and deconsolidation, which reduced our Automotive segment’s assets. Following the bankruptcy, Auto Plus exited the Automotive Services locations within which it operated.

In connection with its transformation plan, the Automotive segment leases available and excess real estate in certain locations under long-term operating leases previously utilized by the Aftermarket Parts business. During this multi-year transformation plan, the Automotive segment will continue investing capital to repurpose these locations for future multi-tenant use and we anticipate increased leasing revenues as a result. During the fourth quarter of 2024, the Automotive segment entered into an agreement with a tenant to terminate a group of leases, effective March 31, 2025. As a result of this termination, the segment has additional excess real estate available to lease. This change may delay certain aspects of the ongoing transformation plan and could result in reduced cash flows during the anticipated lease-up period. Our Automotive segment’s priorities include:

●	Positioning the Automotive Services broad offerings to take advantage of opportunities in the do-it-for-me market and vehicle fleets;
●	Evolving our current store footprint to keep pace with shifting market dynamics, with strategic investment in opening new locations with attractive growth potential and simultaneously closing our lowest and underperforming locations;
●	Investment in, and strategic review of, capital projects within Icahn Automotive’s owned and leased locations to increase leasing revenue, restructure lease liabilities, and reduce occupancy costs;
●	Optimization of Store and Distribution Center network while improving inventory and cost position;
●	Investment to improve the overall customer experience through process, facilities and automation;
●	Investment in employees with focus on training and career development; and

●	Business process improvements and sharing best practices through investments in people, technology, and our overall supply chain.

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

	Three Months Ended March 31,
	2025	2024

Net sales and other revenues from operations	$335	$369
Cost of goods sold and other expenses from operations	256	267
Gross profit	$79	$102
Gross margin	24%	28%

Three Months Ended March 31, 2025 and 2024

Net sales and other revenues from operations for our Automotive segment for the three months ended March 31, 2025 decreased by $34 million (9%) as compared to the comparable prior year period. The decrease was primarily attributable to lower pricing across most major automotive service categories and a shift in consumer behavior towards a lower price mix of parts and services in the current period. In addition, Aftermarket Parts revenues decreased by $11 million due to the exit of the Aftermarket Parts business during the first quarter of 2025.

Cost of goods sold and other expenses from operations for the three months ended March 31, 2025 decreased by $11 million (4%) as compared to the comparable prior year period. The decrease was primarily attributable to lower revenues in Autmotmotive Services and a decrease of the Aftermarket Parts business of $3 million due to the exit of the business. Gross profit for the three months ended March 31, 2025 decreased by $23 million (23%) from the comparable prior year period. Gross margin was 24% and 28% for the three months ended March 31, 2025 and 2024, respectively. The decline in gross margin was primarily due to lower margin mix of products and services as well as increased store labor expense.

Food Packaging

Our Food Packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

During the quarter, the segment commenced implementation of a restructuring plan designed to enhance operational efficiency and margin performance. The plan includes the consolidation of our North American facilities into a single, centralized location, along with investments in upgraded equipment at that facility. These actions are intended to support increased production volumes while reducing costs and waste. Upon completion of the plan, we anticipate that we will be able to maintain global production volumes while achieving improved margins. The restructuring activities are expected to be substantially completed by the second half of 2025. During the quarter, the segment has recognized $7 million of restructuring expenses, which include employee severance costs and facility consolidation expenses, as well as $10 million of asset impairment charges.

Three Months Ended March 31, 2025 and 2024

Net sales for the three months ended March 31, 2025 decreased $7 million (7%) as compared to the comparable prior year period. The decrease was primarily due to lower volumes of $4 million, unfavorable effects of foreign exchange of $2 million and a decrease in price and product mix of $1 million. Cost of goods sold for the three months ended March 31, 2025 was flat as compared to the comparable prior year period primarily due to effects of lower manufacturing performance and raw material price inflation. Gross margin as a percentage of net sales was 15% and 21% for the three months ended March 31, 2025 and 2024, respectively.

Real Estate

Our Real Estate segment consists of investment properties which includes land, retail, office and industrial properties leased to corporate tenants, the development and sale of single-family homes, and the operations of a resort and two country clubs. Sales of single-family homes and investment properties are included in net sales in our consolidated statements of operations. Results from operations at investment properties and our country clubs are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for the three months ended March 31, 2025 and 2024 was primarily derived from the sale of single-family homes and country club operations.

Three Months Ended March 31, 2025 and 2024

Net sales for the three months ended March 31, 2025 decreased $1 million (100%) as compared to the comparable prior year period. Single-family home sales decreased by $1 million as inventory is nearly fully sold out in one country club. Cost of goods sold for the three months ended March 31, 2025 decreased $1 million (100%) as compared to the prior year period. Gross margin as a percentage of net sales was 0% for both the three months ended March 31, 2025 and 2024.

Other revenues from operations for the three months ended March 31, 2025 was flat as compared to the comparable prior year period. Other expenses from operations for the three months ended March 31, 2025 increased by $2 million (14%) as compared to the comparable prior year period.

The Real Estate segment is actively marketing certain properties for sale. In November 2024, we entered into an agreement to sell certain properties, which is expected to close in the second quarter of 2025. These properties have historically generated approximately $3 million in annual revenue. As a result, we anticipate a reduction in future other revenues from operations by this amount following the completion of the sale of these properties.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended March 31, 2025 and 2024

Net sales for the three months ended March 31, 2025 increased by $5 million (14%) as compared to the comparable prior year period mostly due to higher demand from our UK hospitality and international business. Cost of goods sold for the three months ended March 31, 2025 increased by $4 million (15%) compared to the comparable prior year period mostly due to customer mix. Gross margin as a percentage of net sales was 24% and 25% for the three months ended March 31, 2025 and 2024, respectively.

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

Pursuant to previously announced settlement agreements, at the end of 2024, a competitor became, and in the second half of 2025, a second competitor will be, permitted to launch competing generic products to the patent protected weight loss treatment sold within our Pharma segment in the United States, which we anticipate will cause a moderate reduction of prescription volume in the retail pharmacy market in the United States. In the third quarter of 2024, our Pharma segment began selling certain products to wholesalers and pharmacies in Europe.

Three Months Ended March 31, 2025 and 2024

Net sales for the three months ended March 31, 2025 was down $1 million (4%) as compared to the comparable prior year period. Cost of goods sold for the three months ended March 31, 2025 decreased $1 million (7%) as compared to the comparable prior year period primarily due to improved inventory management. Gross margin as a percentage of net sales was 43% and 42% for the three months ended March 31, 2025 and 2024, respectively.

Holding Company

Our Holding Company’s results of operations primarily reflect the interest expense on its senior notes for each of the three months ended March 31, 2025 and 2024.

Other Consolidated Results of Operations

Selling, General and Administrative

Three Months Ended March 31, 2025 and 2024

Our consolidated selling, general and administrative costs during the three months ended March 31, 2025 increased by $8 million (4%) as compared to the comparable prior year period. The increase was primarily due to higher costs in the Automotive segment and the Pharma segment.

Interest Expense

Three Months Ended March 31, 2025 and 2024

Our consolidated interest expense during the three months ended March 31, 2025 decreased by $8 million (6%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense for our

Investment segment of $19 million attributable to changes in short exposure composition. The decrease was offset in part by higher interest expense in our Holding Company segment of $8 million mainly due to the refinancing of bonds at higher rates than the comparable prior year period.

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

Liquidity and Capital Resources

Holding Company Liquidity

We are a holding company. Our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units depends on the cash flow resulting from divestitures, equity offerings and debt financings, interest income, returns on our interests in the Investment Funds and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include receipt of dividends and distributions from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt or distributions on our depositary units could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. In October 2024, CVR Energy, our subsidiary in our Energy segment, elected to suspend payment of its cash dividend, and continued not to pay dividends in the first quarter of 2025, which reduced our cash flow for the relevant periods. In addition, our subsidiaries are not obligated to make funds available to us and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements.

As of March 31, 2025, our Holding Company had cash and cash equivalents of approximately $1.3 billion and total debt of approximately $4.7 billion. As of March 31, 2025, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $2.5 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity,” including under “Investment Funds Redemptions,” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

Holding Company aggregate outstanding face amount of senior notes consist of the following:

	March 31,	December 31,
	2025	2024

	(in millions)
6.250% senior notes due 2026	750	750
5.250% senior notes due 2027	1,455	1,455
4.375% senior notes due 2029	750	750
9.750% senior notes due 2029	700	700
10.000% senior notes due 2029	500	500
9.000% senior notes due 2030	750	750
	4,905	4,905
Less: Unamortized discounts, premiums, and debt issuance costs	(10)	(10)
Less: Notes held in treasury (1)	(196)	(196)
Total Debt	$4,699	$4,699
(1)	At March 31, 2025 and December 31, 2024, total debt is net of notes held in treasury of $31 million aggregate principal amount of our 6.250% senior notes due 2026, $73 million aggregate principal amount of our 5.250% senior notes due 2027, and $92 million aggregate principal amount of our 4.375% senior notes due 2029.

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

The indentures governing our senior notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. Upon the closing of our secured debt offering in November of 2024, all of our notes are now secured and, as a result, will be excluded from the calculation of the ratio test under these covenants. As a result, we no longer have a material amount of unsecured indebtedness, and we and our subsidiaries have substantially more capacity under these covenants to incur additional unsecured indebtedness (but subject to the other covenants in the indentures governing our senior notes that restrict the ability of the Issuers and the Guarantors, as well as the ability of our non-guarantor subsidiaries, to incur incremental indebtedness). The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the 5.250% senior notes due 2027, the 4.375% senior notes due 2029, the 10.000% senior notes due 2029 and the 9.000% senior notes due 2030 are subject to optional redemption premiums in the event we redeem any of the notes prior to six months before maturity. The 9.750% senior notes due 2029 are subject to optional redemption premiums in the event we redeem these notes prior to three months before maturity.

As of March 31, 2025 and December 31, 2024, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of March 31, 2025, based on covenants in the indentures governing our senior notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

At-The-Market Offerings

In May 2019, Icahn Enterprises entered into an Open Market Sale Agreement for the sale of depositary units, from time to time, for up to $400 million in aggregate sale proceeds, under its ongoing “at-the-market” offering. This agreement has been subsequently terminated and superseded by subsequent agreements with substantially the same terms. During the three months ended March 31, 2025, we did not sell any depositary units pursuant to the existing agreement. We continue to have effective Open Market Sale Agreements and Icahn Enterprises may sell its depositary units for up to an additional $47 million in aggregate gross sale proceeds pursuant to its Open Market Sales Agreement entered into November 21, 2022 and up to $400 million in aggregate gross sales proceeds pursuant to its Open Market Sales Agreement entered into August 26, 2024. No assurance can be made that any or all amounts will be sold during the term of the agreements, and we have no obligation to sell additional depositary units under these Open Market Sale Agreements. Depending on market conditions, we may continue to sell depositary units under the Open Market Sale Agreements, and, if appropriate, enter into a new Open Market Sale Agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing Open Market Sale Agreements. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. While we were able to sell depositary units during the three months ended March 31, 2025, there can be no assurance that any future capital will be available on acceptable terms or at all under this program.

LP Unit Distributions

On February 24, 2025, Icahn Enterprises declared a quarterly distribution in the amount of $0.50 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. In connection with this distribution, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $75 million, of which $50 million was distributed to Mr. Icahn and his affiliates in April 2025.

On May 5, 2025, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about June 25, 2025 to depositary unitholders of record at the close of business on May 19, 2025. Depositary unitholders will have until June 12, 2025 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending June 20, 2025. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Repurchase Authorization

On May 9, 2023, the Board of Directors of Icahn Enterprises GP, the Company’s General Partner, approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”), in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness. The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. As of March 31, 2025, the Company has not repurchased any of the Company’s depositary units and the Company has repurchased $269 million worth of senior notes in aggregate under the Repurchase Program. On November 6, 2024, the Board re-approved the Repurchase Program, and, pursuant to the reapproved Program, we are authorized to repurchase up to an additional $500 million worth of our outstanding fixed-rate senior notes, in addition to the approximately $269 million we have already repurchased under the Repurchase Program, and we remain authorized to repurchase up to $500 million of our depositary units, in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Our cash held at consolidated affiliated partnerships balance was $0.9 billion as of March 31, 2025 and December 31, 2024. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of Icahn Enterprises.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of March 31, 2025, the Investment Funds had a net long notional exposure of 20%. The Investment Funds’ long exposure was 95% (95% long equity) and its short exposure was 74% (70% short equity, 1% short credit and 3% short commodity). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at March 31, 2025.

Of the Investment Funds’ 95% long exposure, 53% was comprised of the fair value of its long positions and 41% was comprised mostly of single name equity forward and swap contracts. Of the Investment Funds’ 74% short exposure, 23% was comprised of the fair value of its short positions and 51% was comprised mostly of short broad market index swap derivative contracts, short credit default swap contracts and short commodity contracts.

With respect to both our long positions that are not notionalized (53% long exposure) and our short positions that are not notionalized (23% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other long positions (41% long exposure) and short positions (51% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Investment Funds Redemption

Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $208 million from his personal interest in the Investment Funds included in the Investment segment, which was paid to Mr. Icahn and his affiliates on April 16, 2025.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	March 31,	December 31,
	2025	2024

	(in millions)
Energy	$695	$987
Automotive	70	133
Food Packaging	6	6
Real Estate	38	25
Home Fashion	3	4
Pharma	41	42
	$853	$1,197

Segment Borrowings and Availability

Segment debt consists of the following:

	March 31,	December 31,
	2025	2024

	(in millions)
Energy	$1,918	$1,919
Automotive	28	31
Food Packaging	136	144
Real Estate	1	1
Home Fashion	12	15
	$2,095	$2,110

Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of March 31, 2025, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

March 31,
2025
(in millions)
Energy	$371
Food Packaging	12
Home Fashion	7
$390

The above outstanding debt and additional borrowing availability with respect to each of our continued operating segments reflects third-party obligations.

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Net Cash Used In			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

Holding Company	$(42)	$15	$(51)	$11	$46	$49
Investment	62	—	—	(431)	—	(6)

Other Operating Segments:
Energy	(195)	(82)	(15)	177	(55)	(664)
Automotive	(39)	(24)	(5)	(22)	(15)	(4)
Food Packaging	(1)	(7)	7	(3)	(2)	4
Real Estate	33	(4)	(16)	10	(2)	3
Home Fashion	(1)	(2)	3	—	(1)	—
Pharma	1	—	(2)	7	—	(15)
Other operating segments	(202)	(119)	(28)	169	(75)	(676)
Total before eliminations	(182)	(104)	(79)	(251)	(29)	(633)
Eliminations	—	(14)	14	—	(46)	46
Consolidated	$(182)	$(118)	$(65)	$(251)	$(75)	$(587)

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

Holding Company

	Three Months Ended March 31,
	2025	2024

Operating Activities:
Cash payments for interest on senior unsecured notes	$(49)	$(16)
Interest and dividend income	17	24
Net cash receipts for income taxes, net of payments	—	1
Operating transactions with subsidiaries	(2)	13
Operating costs and other	(8)	(11)
	$(42)	$11
Investing Activities:
Cash from operating segments	$26	$51
Cash to operating segments	(12)	(5)
Other, net	1	—
	$15	$46
Financing Activities:
Partnership contributions	$—	$50
Payments to acquire additional interests in subsidiaries	(50)	—
Other financing activities, net	(1)	(1)
	$(51)	$49
Increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$(78)	$106

Operating transactions with subsidiaries includes the reimbursement of operating expenses to our Investment segment based on an expense-sharing agreement.

Cash from operating segments is made up of dividends, distributions, and repayments of intercompany loans that are eliminated in consolidation. During the three months ended March 31, 2025, this includes cash distributions received from our Real Estate segment of $21 million, cash distributions from our Automotive segment of $3 million and repayments of intercompany loans from our Pharma segment of $2 million. During the three months ended March 31, 2024, this includes cash dividends received from our Energy segment of $33 million, cash distributions from our Real Estate and Investment segments totaling $3 million, and repayments of intercompany loans from our Pharma segment of $15 million.

Cash to operating segments is made up of intercompany loans and contributions to operating segments that are eliminated in consolidation. During the three months ended March 31, 2025, changes in cash to operating segments was mainly attributable to cash paid to our Home Fashion segment of $6 million, Real Estate segment of $5 million and Automotive segment of $1 million. During the three months ended March 31, 2024, this includes cash paid to our Real Estate segment of $5 million.

Partnership contributions represent sales in connection with our At-The-Market offerings pursuant to our Open Market Sale Agreements, as discussed above.

Payments to acquire additional interests in subsidiaries represent payments to acquire additional interests in CVR Energy and CVR Partners of $33 million and $2 million, respectively, and the private placement of Viskase of $15 million.

 Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Other Operating Segments

	Three Months Ended March 31,
	2025	2024

Operating Activities:
Net cash flow from operating activities before changes in operating assets and liabilities	$(25)	$227
Changes in operating assets and liabilities	(177)	(58)
	$(202)	$169
Investing Activities:
Capital expenditures	$(88)	$(68)
Turnaround expenditures	(43)	(12)
Proceeds from sale of assets	—	2
Proceeds from sale of equity method investments	6	—
Return of equity method investment	4	3
Other	2	—
	$(119)	$(75)
Financing Activities:
Proceeds from other borrowings	$—	$7
Repayments of other borrowings	(13)	(607)
Dividends and distributions to non-controlling interests	(12)	(28)
Cash from Holding Company	26	5
Cash to Holding Company	(26)	(50)
Other	(3)	(3)
	$(28)	$(676)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	1	—
Decrease (increase) in cash and cash equivalents and restricted cash and restricted cash equivalents	$(348)	$(582)

Our other operating segments’ cash flows from operating activities before changes in operating assets and liabilities were primarily attributable to the results of our Energy segment during both periods. The change in cash flows from operating activities for the three months ended March 31, 2025 as compared to the comparable prior year was primarily due to a decrease in the operating results of our Energy segment primarily associated with a decrease in our petroleum business’ margin driven by decreased crack spreads and unfavorable sales volume impacts related to the Coffeyville Refinery 2025 planned turnaround. In addition, operating cash flow at our Energy segment decreased from changes in working capital driven by the Coffeyville Refinery 2025 planned turnaround.

Capital expenditures and turnaround expenditures are primarily from our Energy and Automotive segments and are primarily for maintenance and growth, including the planned maintenance of one of the Energy segment’s refineries in both periods.

Repayments of other borrowings are related to our Energy segment’s redemption of $600 million principal amount of its 5.25% senior notes due February 2025.

Distributions to non-controlling interests were from our Energy segment related to its regular quarterly dividends and distributions, excluding payments made to us.

Cash from Holding Company is made up of intercompany loans and contributions between our Holding Company and subsidiaries that are eliminated in consolidation. During the three months ended March 31, 2025, changes in cash to operating segments was mainly attributable to cash paid to our Home Fashion segment of $6 million, Real Estate segment of $5 million, Automotive segment of $1 million, and the Food Packaging private placement of $15 million. During the three months ended March 31, 2024, this includes cash paid to our Real Estate segment of $5 million.

Cash to Holding Company is made up of dividends, distributions, and repayments of intercompany loans that are eliminated in consolidation. During the three months ended March 31, 2025, this includes cash distributions paid from our Real Estate segment of $21 million, cash distributions from our Automotive segment of $3 million and repayments of intercompany loans from our Pharma segment of $2 million. During the three months ended March 31, 2024, this includes cash dividends received from our Energy segment of $33 million, cash distributions from our Real Estate segment totaling $2 million, and repayments of intercompany loans from our Pharma segment of $15 million.

Consolidated Capital Expenditures

There have been no material changes to our planned capital expenditures as compared to the estimated capital expenditures for 2024 reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Critical Accounting Estimates

The critical accounting estimates used in the preparation of our condensed consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Standards

Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements for a discussion of recent accounting pronouncements applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed below, information about our quantitative and qualitative disclosures about market risk did not differ materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of March 31, 2025, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $204 million, $90 million and $365 million, respectively. However, as of March 31, 2025, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an interest of approximately 64% in the Investment Funds.

Item 4. Controls and Procedures

As of March 31, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, and will continue to be, subject to litigation from time to time in the ordinary course of business. Refer to Note 16, “Commitments and Contingencies” to the condensed consolidated financial statements, which is incorporated by reference into this Part II, Item 1 of this Report, for information regarding our lawsuits and proceedings. Except for the lawsuits and proceedings disclosed in Note 18, there were no material changes to our lawsuits and proceedings as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 1A. Risk Factors

There were no material changes to our risk factors during the three months ended March 31, 2025 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
3.1

Third Amended and Restated Agreement of Limited Partnership of Icahn Enterprises L.P., dated February 24, 2025 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).

3.2

Second Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated as of February 24, 2025 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).

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

Date: May 7, 2025