Form 10-Q
period 2025-06-30
ICAHN ENTERPRISES L.P.
filed 2025-08-04
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 4, 2025, there were 573,419,882 of Icahn Enterprises’ depositary units outstanding.

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

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; the impacts from the Russia/Ukraine conflict and ongoing conflict in the Middle East, including economic volatility and the impacts of export controls and other economic sanctions; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest, including the impact of the use of leverage through options, short sales, swaps, forwards and other derivative instruments; risk related to our ability to comply with the covenants in our senior notes and the risk of foreclosure on the assets securing our notes; declines in the fair value of our investments, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended, or be taxed as a corporation; risks relating to short sellers and associated litigation and regulatory inquires; risks related to our general partner and controlling unitholder; pledges of our units by our controlling unitholder; risks related to our energy business, including the volatility and availability of crude oil, other feed stocks and refined products, declines in global demand for crude oil, refined products and liquid transportation fuels, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; volatile commodity pricing and higher industry utilization and oversupply risks relating to potential strategic transactions involving our Energy segment, and the impact of tariffs; risks related to our automotive activities and exposure to adverse conditions in the automotive industry, including as a result of the Chapter 11 filing of our automotive parts subsidiary; risks related to our food packaging activities, including competition from better capitalized competitors, inability of our suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; supply chain issues; inflation, including increased costs of raw materials and shipping; interest rate increases; labor shortages and workforce availability; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; and risks related to our home fashion operations, including changes in the availability and price of raw materials, manufacturing disruptions, and changes in transportation costs and delivery times; and political and regulatory uncertainty, including changing economic policy and the imposition of tariffs. These risks and uncertainties also include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2024. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2025	2024

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$1,804	$2,603
Cash held at consolidated affiliated partnerships and restricted cash	2,672	2,636
Investments	1,972	2,310
Due from brokers	1,261	1,624
Accounts receivable, net	420	479
Inventories, net	905	897
Property, plant and equipment, net	3,786	3,843
Deferred tax asset	179	160
Derivative assets, net	8	22
Goodwill	290	288
Intangible assets, net	381	409
Assets held for sale	25	25
Other assets	1,136	983
Total Assets	$14,839	$16,279
LIABILITIES AND EQUITY
Accounts payable	$690	$802
Accrued expenses and other liabilities	1,698	1,547
Deferred tax liabilities	233	331
Derivative liabilities, net	1,062	756
Securities sold, not yet purchased, at fair value	996	1,373
Due to brokers	24	40
Debt	6,713	6,809
Total liabilities	11,416	11,658

Commitments and contingencies (Note 16)

Equity:
Limited partners: Depositary units: 573,249,407 units issued and outstanding at June 30, 2025 and 522,736,315 units issued and outstanding at December 31, 2024	2,533	3,241
General partner	(790)	(775)
Equity attributable to Icahn Enterprises	1,743	2,466
Equity attributable to non-controlling interests	1,680	2,155
Total equity	3,423	4,621
Total Liabilities and Equity	$14,839	$16,279

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except per unit amounts)
Revenues:
Net sales	$2,143	$2,371	$4,145	$4,624
Other revenues from operations	172	182	340	356
Net loss from investment activities	(74)	(479)	(468)	(575)
Interest and dividend income	69	122	152	265
Gain (loss) on disposition of assets, net	47	1	44	(5)
Other income, net	12	4	23	6
	2,369	2,201	4,236	4,671
Expenses:
Cost of goods sold	2,118	2,208	4,134	4,199
Other expenses from operations	154	150	305	299
Selling, general and administrative	207	183	408	376
Dividend expense	7	13	15	33
Impairment	2	—	12	—
Restructuring, net	(2)	1	5	1
Interest expense	129	128	257	264
	2,615	2,683	5,136	5,172
Loss before income tax expense	(246)	(482)	(900)	(501)
Income tax benefit (expense)	45	(4)	119	(11)
Net loss	(201)	(486)	(781)	(512)
Less: net loss attributable to non-controlling interests	(36)	(155)	(194)	(143)
Net loss attributable to Icahn Enterprises	$(165)	$(331)	$(587)	$(369)

Net loss attributable to Icahn Enterprises allocated to:
Limited partners	$(162)	$(325)	$(576)	$(362)
General partner	(3)	(6)	(11)	(7)
	$(165)	$(331)	$(587)	$(369)

Basic and Diluted loss per LP unit	$(0.30)	$(0.72)	$(1.08)	$(0.82)
Basic and Diluted weighted average LP units outstanding	545	450	534	440
Distributions declared per LP unit	$0.50	$1.00	$1.00	$2.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Net loss	$(201)	$(486)	$(781)	$(512)
Other comprehensive loss, net of tax:
Post-retirement benefits and other	2	—	2	—
Translation adjustments	6	(4)	9	(6)
Other comprehensive income (loss), net of tax	8	(4)	11	(6)
Comprehensive loss	(193)	(490)	(770)	(518)
Less: Comprehensive loss attributable to non-controlling interests	(35)	(155)	(193)	(143)
Comprehensive loss attributable to Icahn Enterprises	$(158)	$(335)	$(577)	$(375)

Comprehensive loss attributable to Icahn Enterprises allocated to:
Limited partners	$(155)	$(329)	$(566)	$(368)
General partner	(3)	(6)	(11)	(7)
	$(158)	$(335)	$(577)	$(375)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2024	$(775)	$3,241	$2,466	$2,155	$4,621
Net loss	(8)	(414)	(422)	(158)	(580)
Other comprehensive income	—	3	3	—	3
Partnership distributions payable	(6)	(261)	(267)	—	(267)
Purchase of additional interests in consolidated subsidiaries	—	(18)	(18)	(17)	(35)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(12)	(12)
Changes in subsidiary equity and other	—	12	12	—	12
Balance, March 31, 2025	$(789)	$2,563	$1,774	$1,968	$3,742
Net loss	(3)	(162)	(165)	(36)	(201)
Other comprehensive income	—	7	7	1	8
Partnership distributions payable reversal	6	261	267	—	267
Partnership distributions	(3)	(151)	(154)	—	(154)
Partnership contributions	—	34	34	—	34
Investment segment distributions to non-controlling interests	—	—	—	(216)	(216)
Purchase of additional interests in consolidated subsidiaries	—	(17)	(17)	(20)	(37)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(15)	(15)
Changes in subsidiary equity and other	(1)	(2)	(3)	(2)	(5)
Balance, June 30, 2025	(790)	2,533	1,743	1,680	3,423

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2023	$(761)	$3,969	$3,208	$2,865	$6,073
Net (loss) income	(1)	(37)	(38)	12	(26)
Other comprehensive loss	—	(2)	(2)	—	(2)
Partnership distributions payable	(9)	(430)	(439)	—	(439)
Partnership contributions	1	50	51	—	51
Investment segment distributions to non-controlling interests	—	—	—	(5)	(5)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(28)	(28)
Changes in subsidiary equity and other	1	—	1	—	1
Balance, March 31, 2024	$(769)	$3,550	$2,781	$2,844	$5,625
Net loss	(6)	(325)	(331)	(155)	(486)
Other comprehensive loss	—	(3)	(3)	(1)	(4)
Partnership distributions payable reversal	9	430	439	—	439
Partnership distributions	(4)	(203)	(207)	—	(207)
Partnership contributions	1	48	49	—	49
Investment segment distributions to non-controlling interests	—	—	—	1	1
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(30)	(30)
Changes in subsidiary equity and other	(1)	—	(1)	—	(1)
Balance, June 30, 2024	(770)	3,497	2,727	2,659	5,386

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2025	2024

	(in millions)
Cash flows from operating activities:
Net loss	$(781)	$(512)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from securities transactions	172	322
Purchases of securities	(1,069)	(1,362)
Proceeds from sales of securities	1,310	926
Payments to cover securities sold, not yet purchased	(727)	(653)
Proceeds from securities sold, not yet purchased	268	124
Changes in receivables and payables relating to securities transactions	363	1,597
Changes in derivative assets and liabilities	320	(20)
(Gain) loss on disposition of assets, net	(44)	5
Depreciation and amortization	250	256
Impairment	10	—
Deferred taxes	(117)	(35)
Other, net	(14)	11
Changes in other operating assets and liabilities	152	(17)
Net cash provided by operating activities	93	642
Cash flows from investing activities:
Capital expenditures	(184)	(134)
Turnaround expenditures	(191)	(44)
Acquisition of businesses, net of cash acquired	—	(2)
Proceeds from disposition of businesses and assets	52	4
Proceeds from sale of equity method investment	9	—
Return of equity method investment	5	4
Other, net	5	5
Net cash used in investing activities	(304)	(167)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	—	1
Investment segment distributions to non-controlling interests	(216)	(5)
Partnership contributions	34	100
Partnership distributions	(154)	(207)
Purchase of additional interests in consolidated subsidiaries	(72)	(1)
Dividends and distributions to non-controlling interests in subsidiaries	(31)	(58)
Proceeds from Holding Company senior notes	—	766
Repayments of Holding Company senior notes	—	(750)
Repurchase of Holding Company senior notes	(32)	—
Proceeds from subsidiary borrowings	12	17
Repayments of subsidiary borrowings	(87)	(612)
Other, net	(4)	(9)
Net cash used in financing activities	(550)	(758)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(2)	(3)
Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents	(763)	(286)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	5,239	5,946
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$4,476	$5,660

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2025, representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 86% of our outstanding depositary units as of June 30, 2025.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $2.5 billion and $2.7 billion as of June 30, 2025 and December 31, 2024, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”), along with our interest in CVR Partners, LP, a publicly traded limited partnership (“CVR Partners”) and subsidiary of CVR Energy. CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing businesses, the renewable fuels businesses, as well as in the nitrogen fertilizer manufacturing and distribution businesses through its holdings in CVR Partners. CVR Energy is an independent petroleum refiner and marketer of high value transportation fuels primarily in the form of gasoline, diesel, jet fuel and distillates. The renewables business refines feedstocks, such as soybean oil, corn oil, and other related renewable feedstocks, into renewable diesel and markets renewable products. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR Energy held 100% of the general partner interest and approximately 37% of the outstanding common units of CVR Partners as of June 30, 2025.

During the six months ended June 30, 2025, we increased our ownership of CVR Energy by acquiring 3,726,090 shares for a total purchase price of $65 million. During this period, we also increased our ownership of CVR Partners by acquiring 98,082 units for a total purchase price of $7 million. As of June 30, 2025, we owned approximately 70% of the total outstanding common stock of CVR Energy and 3% of the outstanding common units of CVR Partners.

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

In March 2025, Viskase completed an equity private placement whereby we acquired an additional 7,142,858 shares of Viskase common stock for $15 million. As of June 30, 2025, we owned approximately 91% of the total outstanding common stock of Viskase.

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

Pharma

We conduct our Pharma segment through our wholly owned subsidiary, Vivus LLC, formerly Vivus, Inc. (“Vivus”). Vivus is a specialty pharmaceutical company with two approved therapies: one for chronic weight management and the other for the treatment of exocrine pancreatic insufficiency. In addition, Vivus has two product candidates in active clinical development and two product candidates in early-stage development.

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

We established a captive insurance program to supplement the insurance coverage of the officers, directors, employees and agents of the Company, its subsidiaries and our general partner, in addition to our established commercial insurance program. We hold assets in a protected cell, which we are the primary beneficiary of, and therefore consolidate the protected cell. Our total assets related to the protected cell were $111 million and $108 million as of June 30, 2025 and December 31, 2024, respectively, and included in restricted cash in the condensed consolidated balance sheet.

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2025 was approximately $6.7 billion and $6.5 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2024 was approximately $6.8 billion and $6.6 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $691 million and $915 million as of June 30, 2025 and December 31, 2024, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of Icahn Enterprises.

Our restricted cash balance was approximately $2.0 billion and $1.7 billion as of June 30, 2025 and December 31, 2024, respectively. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions and cash held related to our captive insurance program.

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

Energy

Our Energy segment’s deferred revenue is a contract liability that relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and revenue is recognized at the point in time in which the customer obtains control of the product. As of June 30, 2025, our Energy segment had $6 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize $3 million of these performance obligations as revenue by the end of 2025, $3 million during 2026, and the remaining balance in 2027.

In addition, deferred revenue includes agreements entered into with third-party investors that has allowed our Energy segment to monetize certain tax credits available under Section 45Q of the Internal Revenue Code (the “45Q Transaction”). Our Energy segment had deferred revenue of $33 million and $78 million as of June 30, 2025 and December 31, 2024, respectively. For the six months ended June 30, 2025 and 2024, our Energy segment recognized revenue of $47 million and $13 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

Automotive

Our Automotive segment had deferred revenue with respect to extended warranty plans of $31 million and $37 million as of June 30, 2025 and December 31, 2024, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For each of the six months ended June 30, 2025 and 2024, our Automotive segment recorded deferred revenue of $11 million and $12 million, respectively, outstanding as of the beginning of each period.

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

Investment Funds

As of June 30, 2025 and December 31, 2024, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $1.1 billion and $1.5 billion, respectively, representing approximately 31% and 35% of the Investment Funds’ assets under management as of each respective date. Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $208 million from his personal interests in the Investment Funds during the three and six months ended June 30, 2025, and made no redemptions from the Investment Funds during the three and six months ended June 30, 2024.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the six months ended June 30, 2025 and 2024, $6 million and $8 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. Brett Icahn had net redemptions of $8 million during the six months ended June 30, 2025, and had $4 million net redemptions in the six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024 Brett Icahn had investments in the Investment Funds with a total fair market value of $11 million and $17 million, respectively. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

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

	June 30,	December 31,
	2025	2024

	(in millions)
Assets
Investments:
Equity securities:
Communications	$171	$129
Consumer, cyclical	91	277
Energy	52	57
Utilities	685	792
Healthcare	378	482
Materials	276	317
Industrial	286	187
	1,939	2,241
Debt securities:
Real Estate	—	31
	—	31
	$1,939	$2,272
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Energy	$452	$460
Utilities	544	453
Materials	—	133
Industrial	—	107
	996	1,153
Debt securities:
Communications	—	220
	$996	$1,373

The portion of unrealized gains and (losses) that related to securities still held by our Investment segment, primarily equity securities, were $11 million and $(86) million for the three months ended June 30, 2025 and 2024, respectively, and $(204) and $(360) million for the six months ended June 30, 2025 and 2024, respectively.

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets.

The carrying value of investments held by our other segments and our Holding Company consist of the following:

	June 30,	December 31,
	2025	2024

	(in millions)
Equity method investments	$19	$24
Held to maturity debt investments measured at amortized cost	11	11
Other investments measured at fair value	3	3
	$33	$38

There were no unrealized gains and (losses) that relates to equity securities still held by our other segments and Holding Company for each of the three and six months ended June 30, 2025 and 2024.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 4)	$1,901	$—	$41	$1,942	$2,203	$31	$41	$2,275
Derivative assets, net (Note 6)	—	8	—	8	—	22	—	22
	$1,901	$8	$41	$1,950	$2,203	$53	$41	$2,297
Liabilities
Securities sold, not yet purchased (Note 4)	$996	$—	$—	$996	$1,153	$220	$—	$1,373
Derivative liabilities, net (Note 6)	—	1,062	—	1,062	6	750	—	756
RFS obligations (Note 16)	—	548	—	548	—	323	—	323
	$996	$1,610	$—	$2,606	$1,159	$1,293	$—	$2,452

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. There were no Investment Funds’ derivative instruments with credit-risk-related contingent features in a liability position as of June 30, 2025 and December 31, 2024.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	June 30, 2025		December 31, 2024
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$1,728	$2,249	$1,813	$1,845
Credit contracts(1)	—	40	185	55
Commodity contracts	—	315	—	90
(1)	The short notional amount on our credit default swap positions was approximately $193 million and $213 million at June 30, 2025 and December 31, 2024, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $40 million and $55 million as of June 30, 2025 and December 31, 2024, respectively.

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

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024

	(in millions)
Equity contracts	$109	$81	$1,154	$853
Credit contracts	3	18	—	6
Commodity contracts	3	22	21	—
Sub-total	115	121	1,175	859
Netting across contract types(1)	(112)	(103)	(113)	(103)
Total(1)	$3	$18	$1,062	$756
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at June 30, 2025 and December 31, 2024 was $1.79 billion and $1.75 billion, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (loss) Recognized in Income (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Equity contracts	$(109)	$(446)	$(261)	$(211)
Credit contracts	2	17	3	(26)
Commodity contracts	(31)	13	(38)	(17)
	$(138)	$(416)	$(296)	$(254)
(1)	Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our condensed consolidated statements of operations for our Investment segment.

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

As of June 30, 2025 and December 31, 2024, CVR Energy had swap positions for crack spreads that offset to 1 million barrels and less than 1 million barrels at each period, respectively. As of June 30, 2025 and December 31, 2024, CVR Energy had less than 1 million barrels and zero futures contracts, respectively. As of June 30, 2025 and December 31, 2024, CVR Energy had forward contracts of less than 1 million barrels at each period. As of June 30, 2025 and December 31, 2024, CVR Energy had open fixed-price commitments to purchase a net 5 million and 7 million RINs, respectively.

The following table presents the fair value of our Energy segment’s derivatives and the effect of the collateral netting:

	Derivative Assets		Derivative Liabilities
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024

	(in millions)
Commodity contracts	$11	$17	$6	$13
Netting across contract types(1)	(6)	(13)	(6)	(13)
Total(1)	$5	$4	$—	$—

(1)	The netting of derivatives primarily related to initial margin requirements of $6 million and $3 million at June 30, 2025 and December 31, 2024, respectively, which was not offset against derivatives liabilities, net in the condensed consolidated balance sheets.

Certain derivative instruments within our Energy segment contain credit risk-related contingent provisions associated with our Energy segment’s credit ratings. If our Energy segment’s credit rating were to be downgraded, it would allow the counterparty to require our Energy segment to post collateral or to request immediate, full settlement of derivative instruments in liability positions. As of June 30 2025 and December 31, 2024, there were no derivative liabilities in our Energy segment’s derivative instruments with credit-risk-related contingent features.

Gains and (losses) recognized on derivatives for our Energy segment were $4 million and $23 million for the three months ended June 30, 2025 and 2024, respectively, and $19 million and $5 million for the six months ended June 30, 2025 and 2024, respectively. Gains and losses recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

7.  Inventories, Net

Inventories, net consists of the following:

	June 30,	December 31,
	2025	2024

	(in millions)
Raw materials	$314	$293
Work in process	90	92
Finished goods	501	512
	$905	$897

8.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	June 30, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$337	$(87)	$250	$337	$(87)	$250
Food Packaging	6	—	6	6	—	6
Home Fashion	24	(3)	21	22	(3)	19
Pharma	13	—	13	13	—	13
	$380	$(90)	$290	$378	$(90)	$288

Intangible assets, net consists of the following:

	June 30, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$392	$(258)	$134	$392	$(249)	$143
Developed technology	254	(132)	122	254	(118)	136
Other	164	(115)	49	164	(110)	54
	$810	$(505)	$305	$810	$(477)	$333

Indefinite-lived intangible assets			$76			$76
Intangible assets, net			$381			$409

Amortization expense associated with definite-lived intangible assets was $14 million and $15 million for the three months ended June 30, 2025 and 2024, respectively, and $28 million and $29 million for the six months ended June 30, 2025 and 2024, respectively.

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

Right-of-use assets and lease liabilities are as follows:

	June 30,	December 31,
	2025	2024

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$499	$527
Lease liabilities (accrued expenses and other liabilities)	503	530

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	81	72
Lease liabilities (debt)	92	83

Additional information with respect to our operating leases as of June 30, 2025 and December 31, 2024 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of June 30, 2025	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$69	$66	5.1 years	8.2%
Automotive	387	400	5.2 years	5.9%
Food Packaging	20	22	8.2 years	7.6%
Other segments and Holding Company	23	15
	$499	$503

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2024	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$75	$71	5.4 years	7.9%
Automotive	409	421	5.4 years	5.9%
Food Packaging	19	22	9.1 years	7.4%
Other segments and Holding Company	24	16
	$527	$530

For the three months ended June 30, 2025 and 2024, lease cost was comprised of (i) operating lease cost of $45 million and $44 million, respectively, (ii) amortization of financing lease right-of-use assets of $3 million and $2 million, respectively, and (iii) interest expense on financing lease liabilities of $4 million and $2 million, respectively. For the six months ended June 30, 2025 and 2024, lease cost was comprised of (i) operating lease cost of $89 million and $86 million, respectively, (ii) amortization of financing lease right-of-use assets of $5 million and $4 million, respectively, and (iii) interest expense on financing lease liabilities of $5 million and $3 million, respectively.

Our Automotive segment accounted for $67 million and $68 million of total lease cost for each of the six months ended June 30, 2025 and 2024, respectively.

Lessor Arrangements

Automotive

Our Automotive segment leases available and excess real estate in certain locations under long-term operating leases. Our Automotive segment’s revenues from operating leases were $8 million and $15 million for the three months ended June 30, 2025 and 2024, respectively, and $22 million and $30 million for the six months ended June 30, 2025 and 2024, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations. Our Automotive segment’s expenses from operating leases including variable lease costs were $22 million and $24 million for the three months ended June 30, 2025 and 2024, respectively, and $46 million and $48 million for the six months ended June 30, 2025 and 2024, respectively. Expenses from operating leases are included in other expenses from operations in the condensed consolidated statements of operations.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of June 30, 2025 and December 31, 2024, our Real Estate segment had assets leased to others included in property, plant and equipment of $282 million and $236 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $2 million and $2 million for the three months ended June 30, 2025 and 2024, respectively, and $5 million for each of the six months ended June 30, 2025 and 2024. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

10.  Debt

Debt consists of the following:

	June 30,	December 31,
	2025	2024

	(in millions)
Holding Company:
6.250% senior notes due 2026	$719	$719
5.250% senior notes due 2027	1,384	1,384
4.375% senior notes due 2029	656	656
9.750% senior notes due 2029	698	698
10.000% senior notes due 2029	495	495
9.000% senior notes due 2030	712	747
	4,664	4,699
Reporting Segments:
Energy	1,861	1,919
Automotive	25	31
Food Packaging	147	144
Real Estate	1	1
Home Fashion	15	15
	2,049	2,110
Total Debt	$6,713	$6,809

Holding Company

In June 2025, we repurchased in the open market approximately $35 million aggregate principal amount of our 9.000% senior notes due 2030 for total cash paid of $32 million. The repurchased notes were extinguished but were not retired and are held in treasury.

Energy

In June 2025, certain of our Energy segment’s subsidiaries (the “Term Loan Borrowers”) prepaid $70 million in principal amount of the senior secured term loan facility (the “Term Loan”). As a result of this transaction, CVR Energy recognized a $1 million loss on extinguishment of debt for the six months ended June 30, 2025.

As of June 30, 2025, total availability under CVR Energy’s Amended and Restated ABL Credit Agreement (“CVR Energy ABL”) and CVR Partners’ ABL Credit Agreement (“CVR Partners ABL”) facilities aggregated to $324 million. The CVR Energy ABL had $24 million of letters of credit outstanding as of June 30, 2025. The CVR Energy ABL matures on June 30, 2027, and the CVR Partners ABL on September 26, 2028.

Covenants

We and all of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions. In July 2025, Viskase entered into an amendment to its credit agreement providing for, among other things, a waiver of any events of default relating to financial covenants under the credit agreement for the measurement period ended June 30, 2025, and consenting to the merger of Viskase with Enzon Pharmaceuticals, Inc.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were $2 million and $1 million for the three months ended June 30, 2025 and 2024, respectively, and $3 million and $2 million for the six months ended June 30, 2025 and 2024, respectively.

11. Net Income (Loss) Per LP Unit

The components of the computation of basic and diluted income per LP unit of Icahn Enterprises are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except per unit amounts)
Net loss attributable to Icahn Enterprises	$(165)	$(331)	$(587)	$(369)
Net loss attributable to Icahn Enterprises allocated to limited partners (98.01% allocation)	$(162)	$(325)	$(576)	$(362)

Basic and diluted income (loss) per LP unit:	$(0.30)	$(0.72)	$(1.08)	$(0.82)
Basic and diluted weighted average LP units outstanding (1)	545	450	534	440
(1)	Excludes an immaterial amount of unvested RSU awards during the three and six months ended June 30, 2025 and 2024.

LP Unit Transactions

Unit Distributions

On February 24, 2025, we declared a quarterly distribution in the amount of $0.50 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units, payable April 16, 2025. In April 2025, we distributed 23,349,786 depositary units to unitholders who did not elect to receive cash, of which 21,962,413 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $75 million, of which $50 million was distributed to Mr. Icahn and his affiliates in April 2025.

On May 5, 2025, we declared a quarterly distribution in the amount of $0.50 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units, payable June 25, 2025. In June 2025, we distributed 23,351,314 depositary units to unitholders who did not elect to receive cash, of which 22,033,036 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $76 million, of which $50 million was distributed to Mr. Icahn and his affiliates in June 2025.

At-The-Market Offerings

During the three and six months ended June 30, 2025, we sold 3,811,992 depositary units pursuant to the Open Market Sale Agreement entered into November 21, 2022, resulting in gross proceeds of $33 million. As of June 30, 2025, we continue to have effective Open Market Sale Agreements and Icahn Enterprises may sell its depositary units for up to an additional $13 million in aggregate gross sale proceeds pursuant to its Open Market Sale Agreement entered into November 21, 2022 and up to $400 million in aggregate gross sale proceeds pursuant to its Open Market Sale Agreement entered into August 26, 2024, subject to the effectiveness of a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission.

Repurchase Authorization

On May 9, 2023, the Board of Directors of the General Partner approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”), in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness. The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. On November 6, 2024, the Board re-approved the Repurchase Program, and, pursuant to the reapproved Program, we were reauthorized to repurchase up to $500 million worth of our outstanding fixed-rate senior notes, in addition to the $269 million we repurchased prior to the Board’s reapproval of the Repurchase Program. During the six months ended June 30, 2025, the Company did not repurchase any of the Company’s depositary units under the Repurchase Program and has repurchased $35 million worth of our outstanding fixed-rate senior notes. In July 2025, we repurchased in the open market approximately $15 million aggregate principal amount of our 9.000% senior notes due 2030 for cash paid of $14 million. The repurchased notes were extinguished but were not retired and are held in treasury. As of June 30, 2025, we were authorized to repurchase up to $450 million of our senior notes and up to $500 million of our outstanding depositary units, in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness.

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

Condensed Statements of Operations

	Three Months Ended June 30, 2025
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,761	$209	$97	$1	$42	$33	$—	$2,143
Other revenues from operations	—	—	154	—	17	—	1	—	172
Net loss from investment activities	(74)	—	—	—	—	—	—	—	(74)
Interest and dividend income	46	6	1	—	—	—	1	15	69
Gain (loss) on disposition of assets, net	—	1	(2)	—	48	—	—	—	47
Other income (loss), net	8	1	—	—	1	—	(1)	3	12
	(20)	1,769	362	97	67	42	34	18	2,369
Expenses:
Cost of goods sold	—	1,839	144	85	1	33	16	—	2,118
Other expenses from operations	—	—	137	—	17	—	—	—	154
Dividend expense	7	—	—	—	—	—	—	—	7
Selling, general and administrative	3	42	113	13	6	10	14	6	207
Impairment	—	—	—	2	—	—	—	—	2
Restructuring, net	—	—	—	(2)	—	—	—	—	(2)
Interest expense	4	36	1	3	—	1	—	84	129
	14	1,917	395	101	24	44	30	90	2,615
(Loss) income before income tax (expense) benefit	(34)	(148)	(33)	(4)	43	(2)	4	(72)	(246)
Income tax benefit	—	46	8	1	—	—	—	(10)	45
Net (loss) income	(34)	(102)	(25)	(3)	43	(2)	4	(82)	(201)
Less: net loss attributable to non-controlling interests	(18)	(18)	—	—	—	—	—	—	(36)
Net (loss) income attributable to Icahn Enterprises	$(16)	$(84)	$(25)	$(3)	$43	$(2)	$4	$(82)	$(165)
Supplemental information:
Capital expenditures	$—	$41	$22	$9	$21	$3	$—	$—	$96
Depreciation and amortization	$—	$94	$17	$5	$7	$2	$7	$—	$132

	Three Months Ended June 30, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,966	$221	$105	$10	$44	$25	$—	$2,371
Other revenues from operations	—	—	162	—	19	—	1	—	182
Net loss from investment activities	(479)	—	—	—	—	—	—	—	(479)
Interest and dividend income	87	7	1	—	—	—	1	26	122
Gain on disposition of assets, net	—	—	1	—	—	—	—	—	1
Other income, net	—	4	—	—	—	—	—	—	4
	(392)	1,977	385	105	29	44	27	26	2,201
Expenses:
Cost of goods sold	—	1,922	146	86	7	33	14	—	2,208
Other expenses from operations	—	—	132	—	18	—	—	—	150
Dividend expense	13	—	—	—	—	—	—	—	13
Selling, general and administrative	6	35	99	11	4	11	10	7	183
Restructuring, net	—	—	—	1	—	—	—	—	1
Interest expense	19	26	1	3	—	—	—	79	128
	38	1,983	378	101	29	44	24	86	2,683
(Loss) income before income tax (expense) benefit	(430)	(6)	7	4	—	—	3	(60)	(482)
Income tax (expense) benefit	—	31	—	(2)	—	—	—	(33)	(4)
Net (loss) income	(430)	25	7	2	—	—	3	(93)	(486)
Less: net (loss) income attributable to non-controlling interests	(173)	17	—	1	—	—	—	—	(155)
Net (loss) income attributable to Icahn Enterprises	$(257)	$8	$7	$1	$—	$—	$3	$(93)	$(331)
Supplemental information:
Capital expenditures	$—	$43	$12	$3	$7	$1	$—	$—	$66
Depreciation and amortization	$—	$90	$18	$7	$4	$1	$7	$—	$127

	Six Months Ended June 30, 2025
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$3,407	$407	$191	$1	$83	$56	$—	$4,145
Other revenues from operations	—	—	305	—	34	—	1	—	340
Net loss from investment activities	(468)	—	—	—	—	—	—	—	(468)
Interest and dividend income	101	16	2	—	—	—	1	32	152
(Loss) gain on disposition of assets, net	—	—	(4)	—	48	—	—	—	44
Other income (loss), net	15	3	—	2	1	(1)	—	3	23
	(352)	3,426	710	193	84	82	58	35	4,236
Expenses:
Cost of goods sold	—	3,587	288	165	1	64	29	—	4,134
Other expenses from operations	—	—	272	—	33	—	—	—	305
Dividend expense	15	—	—	—	—	—	—	—	15
Selling, general and administrative	7	86	218	25	11	21	27	13	408
Impairment	—	—	—	12	—	—	—	—	12
Restructuring, net	—	—	—	5	—	—	—	—	5
Interest expense	10	71	2	6	—	1	—	167	257
	32	3,744	780	213	45	86	56	180	5,136
(Loss) income before income tax benefit	(384)	(318)	(70)	(20)	39	(4)	2	(145)	(900)
Income tax benefit	—	99	18	3	—	—	—	(1)	119
Net (loss) income	(384)	(219)	(52)	(17)	39	(4)	2	(146)	(781)
Less: net loss attributable to non-controlling interests	(144)	(49)	—	(1)	—	—	—	—	(194)
Net (loss) income attributable to Icahn Enterprises	$(240)	$(170)	$(52)	$(16)	$39	$(4)	$2	$(146)	$(587)
Supplemental information:
Capital expenditures	$—	$92	$46	$16	$25	$5	$—	$—	$184
Depreciation and amortization	$—	$178	$34	$10	$11	$3	$14	$—	$250

	Six Months Ended June 30, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$3,829	$449	$206	$11	$80	$49	$—	$4,624
Other revenues from operations	—	—	318	—	36	—	2	—	356
Net loss from investment activities	(575)	—	—	—	—	—	—	—	(575)
Interest and dividend income	192	20	2	—	—	—	1	50	265
Loss on disposition of assets, net	—	(1)	(4)	—	—	—	—	—	(5)
Other income (loss), net	—	8	—	(2)	—	—	—	—	6
	(383)	3,856	765	204	47	80	52	50	4,671
Expenses:
Cost of goods sold	—	3,635	302	166	8	60	28	—	4,199
Other expenses from operations	—	—	267	—	32	—	—	—	299
Dividend expense	33	—	—	—	—	—	—	—	33
Selling, general and administrative	10	77	201	24	9	21	20	14	376
Restructuring, net	—	—	—	1	—	—	—	—	1
Interest expense	44	59	1	6	—	—	—	154	264
	87	3,771	771	197	49	81	48	168	5,172
(Loss) income before income tax (expense) benefit	(470)	85	(6)	7	(2)	(1)	4	(118)	(501)
Income tax (expense) benefit	—	18	4	(3)	—	—	—	(30)	(11)
Net (loss) income	(470)	103	(2)	4	(2)	(1)	4	(148)	(512)
Less: net (loss) income attributable to non-controlling interests	(190)	46	—	1	—	—	—	—	(143)
Net (loss) income attributable to Icahn Enterprises	$(280)	$57	$(2)	$3	$(2)	$(1)	$4	$(148)	$(369)
Supplemental information:
Capital expenditures	$—	$90	$28	$5	$9	$2	$—	$—	$134
Depreciation and amortization	$—	$182	$37	$13	$7	$3	$14	$—	$256

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Petroleum products	$1,558	$1,792	3,033	$3,510
Renewable products	36	41	64	58
Nitrogen fertilizer products	167	133	310	261
	$1,761	$1,966	$3,407	$3,829

Automotive

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Automotive Services	$355	$363	$688	$719
Aftermarket Parts	—	5	2	18
Total revenue from customers	$355	$368	690	737
Lease revenue outside the scope of ASC 606	8	15	22	30
Total Automotive net sales and other revenues from operations	$363	$383	$712	$767

Condensed Balance Sheets

	June 30, 2025
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$13	$596	$32	$9	$32	$3	$33	$1,086	$1,804
Cash held at consolidated affiliated partnerships and restricted cash	2,485	—	8	—	—	3	—	176	2,672
Investments	1,939	19	—	—	14	—	—	—	1,972
Accounts receivable, net	—	245	26	73	12	26	38	—	420
Inventories, net	—	503	174	108	—	98	22	—	905
Property, plant and equipment, net	—	2,461	806	126	334	55	—	4	3,786
Goodwill and intangible assets, net	—	149	324	21	—	21	156	—	671
Other assets	1,277	466	459	93	91	18	4	201	2,609
Total assets	$5,714	$4,439	$1,829	$430	$483	$224	$253	$1,467	$14,839
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,116	$1,501	$772	$103	$43	$43	$56	$73	$3,707
Securities sold, not yet purchased, at fair value	996	—	—	—	—	—	—	—	996
Debt	—	1,861	25	147	1	15	—	4,664	6,713
Total liabilities	2,112	3,362	797	250	44	58	56	4,737	11,416

Equity attributable to Icahn Enterprises	2,464	550	1,032	165	439	166	197	(3,270)	1,743
Equity attributable to non-controlling interests	1,138	527	—	15	—	—	—	—	1,680
Total equity	3,602	1,077	1,032	180	439	166	197	(3,270)	3,423
Total liabilities and equity	$5,714	$4,439	$1,829	$430	$483	$224	$253	$1,467	$14,839

	December 31, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$9	$987	$133	$6	$25	$4	$42	$1,397	$2,603
Cash held at consolidated affiliated partnerships and restricted cash	2,449	—	8	—	2	4	—	173	2,636
Investments	2,272	24	—	—	14	—	—	—	2,310
Accounts receivable, net	—	295	30	75	14	28	37	—	479
Inventories, net	—	502	168	109	—	93	25	—	897
Property, plant and equipment, net	—	2,504	808	124	350	53	—	4	3,843
Goodwill and intangible assets, net	—	159	328	21	—	19	170	—	697
Other assets	1,660	280	464	90	90	19	7	204	2,814
Total assets	$6,390	$4,751	$1,939	$425	$495	$220	$281	$1,778	$16,279
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$817	$1,509	$809	$107	$42	$43	$72	$77	$3,476
Securities sold, not yet purchased, at fair value	1,373	—	—	—	—	—	—	—	1,373
Debt	—	1,919	31	144	1	15	—	4,699	6,809
Total liabilities	2,190	3,428	840	251	43	58	72	4,776	11,658

Equity attributable to Icahn Enterprises	2,703	685	1,099	159	447	162	209	(2,998)	2,466
Equity attributable to non-controlling interests	1,497	638	—	15	5	—	—	—	2,155
Total equity	4,200	1,323	1,099	174	452	162	209	(2,998)	4,621
Total liabilities and equity	$6,390	$4,751	$1,939	$425	$495	$220	$281	$1,778	$16,279

13.  Income Taxes

For the three months ended June 30, 2025, we recorded an income tax benefit of $45 million on pre-tax loss of $246 million compared to an income tax expense of $4 million on pre-tax loss of $482 million for the three months ended June 30, 2024. Our effective income tax rate was 17.5% and (0.8%) for the three months ended June 30, 2025 and 2024, respectively.

For the three months ended June 30, 2025, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to changes in the valuation allowance and from partnership loss for which there was no tax benefit as such income is allocated to the partners. For the three months ended June 30, 2024, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to changes in the valuation allowance and from partnership losses for which there was no tax benefit as such losses are allocated to the partners.

For the six months ended June 30, 2025, we recorded an income tax benefit of $119 million on pre-tax loss of $900 million compared to an income tax expense of $11 million on pre-tax loss of $501 million for the six months ended June 30, 2024. Our effective income tax rate was 13.0% and (2.2%) for the six months ended June 30, 2025 and 2024, respectively.

For the six months ended June 30, 2025, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to changes in the valuation allowance and from partnership losses for which there was no tax benefit as such losses are allocated to the partners. For the six months ended June 30, 2024, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to changes in the valuation allowance and from partnership losses for which there was no tax benefit as such losses are allocated to the partners.

14.  Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits, Net
	of Tax	of Tax	Total

	(in millions)
Balance, December 31, 2024	$(40)	$(21)	$(61)
Other comprehensive loss before reclassifications, net of tax	9	2	11
Other comprehensive loss, net of tax	9	2	11
Balance, June 30, 2025	$(31)	$(19)	$(50)

	Translation	Post-Retirement
	Adjustments, Net	Benefits, Net
	of Tax	of Tax	Total

	(in millions)
Balance, December 31, 2023	$(33)	$(22)	$(55)
Other comprehensive loss before reclassifications, net of tax	(6)	—	(6)
Other comprehensive loss, net of tax	(6)	—	(6)
Balance, June 30, 2024	$(39)	$(22)	$(61)

15.  Other Income, Net

Other income, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Equity earnings from non-consolidated affiliates	$1	$3	$2	$7
Foreign currency transaction (loss) gain	(1)	(2)	1	(2)
Gain on extinguishment of debt, net	3	(2)	3	(2)
Other	9	5	17	3
	$12	$4	$23	$6

16.  Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect human health and safety and the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities on an undiscounted basis were $3 million and $3 million as of June 30, 2025 and December 31, 2024, respectively, primarily within our Energy segment, which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

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

One of CVR Energy’s obligated-party subsidiaries, Wynnewood Refining Company, LLC (“WRC”), qualifies as a “small refinery” defined under the RFS as a refinery with an average aggregate daily crude oil throughput for a calendar year no greater than 75,000 barrels, which enables WRC to seek small refinery exemptions (“SREs”) under the RFS should it be able to establish it suffered disproportionate economic hardship. WRC has submitted SRE petitions for the 2017 through 2025 compliance periods, which petitions are in various stages of review by the EPA and/or various courts.

In June 2025, the Supreme Court of the United States (“SCOTUS”) held that venue for the challenges filed by WRC and other small refineries to the EPA’s denials (the “2022 Denials”) of certain petitions for small refinery hardship exemptions under the RFS lies exclusively in the United States Court of Appeals for the D.C. Circuit (“D.C. Circuit”). This ruling vacated the November 2023 opinion of the United States Court of Appeals for the Fifth Circuit that had vacated the 2022 Denials as to WRC and its co-petitioners and remanded for further proceedings. We expect WRC’s and its co-petitioners’ challenges will be transferred to the D.C. Circuit. Upon transfer, we expect that EPA’s denials of these petitions will once again be vacated in accordance with the July 2024 decision of the D.C. Circuit, in which that court (like the Fifth Circuit) vacated and remanded the 2022 Denials to the EPA, finding them to be contrary to law and arbitrary and capricious. We similarly expect that WRC’s and its co-petitioners’ challenges to the EPA’s separate 2023 denials (the “2023 Denials”) of additional petitions for small refinery hardship exemptions will be vacated consistent with the D.C. Circuit’s July 2024 decision, because the 2023 Denials were based on the same methodology as the 2022 Denials. WRC also filed a challenge in the Fifth Circuit to the EPA’s denial of a single exemption petition in early January 2025. This case currently is held in abeyance to allow the EPA to brief the current administration about the case and determine whether to revise the underlying denial of WRC’s exemption petition.

Also in June 2025, the D.C. Circuit issued a decision remanding the EPA’s renewable volume obligations for 2023 to 2025 (“Set Rule”) to EPA without vacatur based on specific grounds raised by environmental petitioners, while rejecting all other challenges, including those raised by refiners. Additionally, EPA issued its proposed renewable volume obligations for 2026 and 2027 (“Set 2 Rule”). Public comment on the proposal is due in August 2025. In July 2025, the EPA’s cellulosic waiver rule was published in the Federal Register, making the 2024 RFS compliance deadline for all obligated parties December 1, 2025. Also in July 2025, WRC submitted its petition for the 2025 compliance period, ruling on which is due in October 2025.

Our Energy segment recognized, net of RINS sales, an expense of $123 million and $30 million for the three months ended June 30, 2025 and 2024, respectively, and an expense of $246 million and a benefit of $21 million for the six months ended June 30, 2025 and 2024, respectively, for CVR Energy’s obligated-party subsidiaries’ compliance with the RFS (based on the 2020 through 2025 annual RVO, excluding the impacts of any exemptions or waivers to which the obligated-party subsidiaries may be entitled). These recognized amounts are included in cost of goods sold in the consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Energy’s obligated-party subsidiaries may be entitled), the remaining position is valued using RIN market prices at period end using each specific or closest vintage year. As of June 30, 2025 and December 31, 2024, CVR Energy’s obligated-party subsidiaries’ RFS position was $548 million and $323 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

Litigation

From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations. See the matters described under the caption “Other” below. Recent developments since the last periodic report of the Company are discussed below.

Energy

Guaranty Dispute – In May 2025, a subsidiary of CVR Energy entered into a stipulation with Exxon Mobil Corporation (“XOM”) in connection with the lawsuit it filed in the Superior Court of the State of Delaware disputing the validity of an alleged guaranty claimed by XOM to have been issued in its favor in 1993 extending all deadlines under the litigation until late July 2025. As this matter remains in its early stages, the Company cannot yet determine whether its outcome will have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 86% of Icahn Enterprises’ outstanding depositary units as of June 30, 2025. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which include the liabilities of a pension plan sponsored by Viskase. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase plan have been met as of June 30, 2025. If the plan was voluntarily terminated, it would be underfunded by approximately $21 million as of June 30, 2025. These results are based on the most recent information provided by the plans’ actuary. This liability could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase pension plan. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entity to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plan.

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

17.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Six Months Ended June 30,
	2025	2024

	(in millions)
Cash payments for interest	$(248)	$(185)
Cash payments for income taxes, net of payments	(1)	(62)

18. Subsequent Events

Energy

In July 2025, the Term Loan Borrowers prepaid $20 million in principal amount of the Term Loan.

Icahn Enterprises

Debt Repurchase

In July 2025, we repurchased in the open market approximately $15 million aggregate principal amount of our 9.000% senior notes due 2030 for total cash paid of $14 million. The repurchased notes were extinguished but were not retired and are held in treasury.

LP Unit Distribution

On August 1, 2025, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about September 24, 2025 to depositary unitholders of record at the close of business on August 18, 2025. Depositary unitholders will have until September 12, 2025 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending September 19, 2025. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Tax Legislation Update

In July 2025, the One Big Beautiful Bill Act was signed into law, making significant amendments to federal tax law including permanently extending provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”). The Company is currently assessing its impact on future income tax balances and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2025 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 26, 2025.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2025 representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 86% of Icahn Enterprises’ outstanding depositary units as of June 30, 2025.

Recent Developments

Viskase Private Placement

In March 2025, Viskase Companies, Inc. (“Viskase”) completed an equity private placement whereby we acquired an additional 7,142,858 shares of Viskase common stock for a purchase price $15 million. As of June 30, 2025, we owned approximately 91% of the total outstanding common stock of Viskase.

Viskase Merger Agreement

On June 20, 2025, Viskase, our majority owned subsidiary, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Enzon Pharmaceuticals, Inc. (“Enzon”), of which we own 36,056,636 shares of common stock, which represents approximately 49% of the outstanding common stock of Enzon, and 39,277 shares of Enzon’s Series C Non-Convertible Redeemable Preferred Stock, which represents approximately 98% of the outstanding shares of such preferred stock. Pursuant to the Merger Agreement and certain agreements entered into in connection therewith, each share of Viskase common stock and each share of Enzon’s Series C Non-Convertible Redeemable Preferred Stock held by us will be converted into shares of Enzon common stock. Following the consummation of the merger, it is anticipated that the combined company will operate under the name "Viskase Holdings, Inc." and will trade on the OTCQX tier of the OTC market. The merger is expected to close in the fourth quarter of 2025, subject to approval by Enzon’s stockholders and other customary closing conditions. Following the completion of the merger, we anticipate that we will own approximately 91% of the combined company.

Potential Strategic Transactions

As previously disclosed, we are considering, with CVR Energy, Inc. (“CVR Energy”), potential strategic transactions available to CVR Energy and its subsidiaries, which may include the acquisition of additional entities, assets or businesses, including the acquisition of material amounts of refining assets through negotiated mergers and/or stock or asset purchase agreements by CVR Energy or its subsidiaries, and/or strategic options involving CVR Partners, LP, a controlled subsidiary of CVR Energy (“CVR Partners”). There is no assurance that any of the aforementioned or previously disclosed or other transactions will develop or materialize, or if they do, as to their timing. As of June 30, 2025 we own approximately 70% of the total outstanding common stock of CVR Energy and approximately 3% of the total outstanding common units of CVR Partners.

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

Potential supply chain disruptions, geopolitical and economic instability, volatility in energy prices, the impacts of increasing electric vehicles and liquid natural gas and other improvements in fuel efficiencies and changes in regulatory policies could adversely affect operations, in particular in our Energy segment. Our ability to generate sufficient cash from our operating activities in the current commodity price environment, sell non-core assets, access capital markets, incur additional debt or take any other action to improve our liquidity is subject to the risks discussed in this Quarterly Report on Form 10-Q and elsewhere in our periodic reports and the other risks and uncertainties that exist in our industry, and depends on our future operational performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control. Furthermore, shifts in demand and tightening credit market conditions could impact our financial stability. Increased tariffs, both by the U.S. and globally, ongoing and future trade conflicts and changes in U.S. economic trade policy, and economic uncertainly has led to increased volatility. The impact of tariffs and associated impacts on global trade has not been significant as of June 30, 2025.

The comparability of our summarized consolidated financial results presented below is affected primarily by the performance of the Investment Funds and the results of operations of our Energy segment, impacted by the demand and pricing for its products. Refer to our respective segment discussions and “Other Consolidated Results of Operations,” below for further discussion.

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024

	(in millions)
Investment	$(352)	$(383)	$(384)	$(470)	$(240)	$(280)
Holding Company	35	50	(146)	(148)	(146)	(148)

Other Operating Segments:
Energy	3,426	3,856	(219)	103	(170)	57
Automotive	710	765	(52)	(2)	(52)	(2)
Food Packaging	193	204	(17)	4	(16)	3
Real Estate	84	47	39	(2)	39	(2)
Home Fashion	82	80	(4)	(1)	(4)	(1)
Pharma	58	52	2	4	2	4
Other operating segments	4,553	5,004	(251)	106	(201)	59
Consolidated	$4,236	$4,671	$(781)	$(512)	$(587)	$(369)

Investment

We invest our proprietary capital through various private investment funds (“Investment Funds”). As of June 30, 2025 and December 31, 2024, we had investments with a fair market value of approximately $2.4 billion and $2.7 billion, respectively in the Investment Funds. As of June 30, 2025 and December 31, 2024, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $1.1 billion and $1.5 billion, respectively. As of June 30, 2025, Mr. Icahn and his affiliates have pledged approximately $798 million of interests in the Investment Funds.

Our Investment segment’s results of operations are reflected in net income in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of June 30, 2025.

For the three months ended June 30, 2025 and 2024, our Investment Funds’ returns were (0.5)% and (8.1)%, respectively. For the six months ended June 30, 2025 and 2024, our Investment Funds’ returns were (8.9)% and (8.8)%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses. The Other category is primarily comprised of interest income earned on cash balances, collateral posted to counterparties and short rebates.

The following tables set forth the performance attribution and net income (loss) for the Investment Funds’ returns for the three and six months ended June 30, 2025 and 2024, respectively, and includes performance of all investment and derivative position types including the impact of the use of leverage through options, short sales, swaps, forwards and other derivative instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Long positions	5.6%	(18.5)%	(4.0)%	(7.1)%
Short positions	(7.1)%	9.1%	(6.8)%	(4.2)%
Other	1.0%	1.3%	2.0%	2.5%
	(0.5)%	(8.1)%	(8.8)%	(8.8)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Long positions	$143	$(956)	$(255)	$(359)
Short positions	(215)	461	(207)	(239)
Other	38	65	78	128
	$(34)	$(430)	$(384)	$(470)

Three Months Ended June 30, 2025 and 2024

For the three months ended June 30, 2025, the Investment Funds’ negative performance was primarily driven by net losses in short positions, offset in part by net gains in long positions. The negative performance of our Investment segment’s short positions was driven primarily by net losses from broad market hedges of $147 million and net losses in the energy sector of $81 million. The positive performance of our Investment segment’s long positions was primarily driven by net gains from the consumer cyclical sector of $144 million.

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

Six Months Ended June 30, 2025 and 2024

For the six months ended June 30, 2025, the Investment Funds’ negative performance was primarily driven by net losses in long and short positions. The negative performance of our Investment segment’s long positions was driven primarily by net losses from the healthcare and industrials sectors of $376 million, offset in part by net gains from the utilities sector of $116 million. The negative performance of our Investment segment’s short positions was primarily driven by net losses from the energy and utilities sectors of $144 million and net losses from broad market hedges of $63 million.

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

Energy

Our Energy segment is primarily engaged in the petroleum refining, renewable fuels and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 89% and 92% of our Energy segment’s net sales for the six months ended June 30, 2025 and 2024, respectively.

The results of operations of the petroleum business are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into petroleum products, such as gasoline, diesel fuel and jet fuel that are produced by a refinery (“Refined Products”). The cost to acquire crude oil and other feedstocks and the price for which Refined Products are ultimately sold depend on factors beyond our Energy segment’s control, including the supply of and demand for crude oil, as well as gasoline, distillate, and other refined products, which, in turn, depend on, among other factors, changes in domestic and foreign economies, driving habits, weather conditions, domestic and foreign political affairs, production levels, the availability or permissibility of imports and exports, the marketing of competitive fuels and the extent of government regulations. Because the petroleum business applies first-in, first-out accounting to value its inventory, crude oil price movements may impact gross margin as a result of changes in the value of its unhedged inventory. The effect of changes in crude oil prices on the petroleum business’ results of operations is also influenced by the rate at which the processing of Refined Products adjusts to reflect these changes.

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

Ongoing and recently proposed changes to the U.S. global trade policy, along with actual and potential international retaliatory measures, have continued to cause volatility in global markets and uncertainty around short and long-term economic impacts in the U.S. and around the globe, including concerns over inflation, recession and slowing growth. In addition, the ongoing Russian/Ukraine war and Middle East conflicts and tensions continue to present significant geopolitical risks with direct implications to the global oil, fertilizer, and agriculture markets. Such conflicts pose significant geopolitical risks to global markets, raise concerns of major implications, such as enforcement of sanctions, can contribute to further oil price and inventory volatility, and can disrupt the production and trade of fertilizer, grains, and feedstock supply through several means, including trade restrictions and supply chain disruptions. The ultimate outcome of these conflicts and any associated market disruptions are difficult to predict and may affect our business, operations, and cash flows in unforeseen ways.

The following table presents our Energy segment’s net sales, cost of goods sold and gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Net sales	$1,761	$1,966	$3,407	$3,829
Cost of goods sold	1,839	1,922	3,587	3,635
Gross (loss) profit	$(78)	$44	$(180)	$194
Gross margin	(4)%	2%	(5)%	5%

Three Months Ended June 30, 2025 and 2024

Net sales for our Energy segment decreased by $205 million (10%) for the three months ended June 30, 2025 as compared to the comparable prior year period due to a decrease in our petroleum business’ net sales of $234 million and a decrease in our renewable business’ net sales of $5 million, offset in part by an increase in our nitrogen fertilizer business’ net sales by $34 million over the comparable period. The decrease in the petroleum business’ net sales was driven by lower sales volumes as a result of planned maintenance at the Coffeyville Refinery. Our renewables business’ net sales decreased due to the expiration of the blenders tax credit, partially offset by higher production and sales volumes and increased biodiesel RIN prices. Our nitrogen fertilizer business’ net sales increased primarily due to favorable urea ammonium nitrate (“UAN”) sales volumes, higher pricing, and favorable ammonia sales volumes and prices.

Cost of goods sold for our Energy segment decreased by $83 million (4%) for the three months ended June 30, 2025 as compared to the comparable prior year period. The decrease was primarily from our petroleum business, mainly due to planned maintenance at the Coffeyville Refinery. Gross profit for our Energy segment decreased by $122 million for the three months ended June 30, 2025 as compared to the comparable prior year period. Gross margin was (4%) and 2% for the three months ended June 30, 2025 and 2024, respectively. The decrease in gross margin was primarily attributable to the petroleum business, as a result of lower refining margins driven by increased RFS expenses of $122 million in the current year, unfavorable sales volume impacts related to the Coffeyville Refinery 2025 planned maintenance and unfavorable derivative impacts of $18 million as compared to the prior year period, offset in part by increased crack spreads.

Six Months Ended June 30, 2025 and 2024

Net sales for our Energy segment decreased by $422 million (11%) for the six months ended June 30, 2025 as compared to the comparable prior year period due to a decrease in our petroleum business’ net sales of $477 million, offset in part by an increase in our renewable business’ net sales of $6 million and an increase in our nitrogen fertilizer business’ net sales by $49 million over the comparable period. The decrease in the petroleum business’ net sales was driven by lower sales volumes as a result of planned maintenance at the Coffeyville Refinery, resulting in lower production. Our renewables business’ net sales increased due to higher production and sales volumes coupled with increased biodiesel RIN prices partially offset by the expiration of the blenders tax credit. Our nitrogen fertilizer business’ net sales increased primarily due to favorable urea ammonium nitrate (“UAN”) and ammonia sales volumes and higher pricing.

Cost of goods sold for our Energy segment decreased by $48 million (1%) for the six months ended June 30, 2025 as compared to the comparable prior year period. The decrease was primarily from our petroleum business, mainly due to lower production as a result of planned maintenance at the Coffeyville Refinery. Gross profit for our Energy segment decreased by $374 million for the six months ended June 30, 2025 as compared to the comparable prior year period. Gross margin was (5%) and 5% for the six months ended June 30, 2025 and 2024, respectively. The decrease in gross margin was primarily attributable to the petroleum business, as a result of lower refining margins driven by increased RFS expenses of $309 million in the current year, unfavorable sales volume impacts related to the Coffeyville Refinery 2025 planned maintenance, offset in part by increased crack spreads and favorable derivative impacts of $13 million as compared to the prior year period.

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

In connection with its transformation plan, the Automotive segment leases available and excess real estate in certain locations under long-term operating leases previously utilized by the Aftermarket Parts business. During this multi-year transformation plan, the Automotive segment has continued investing capital to repurpose these locations for future multi-tenant use. During the fourth quarter of 2024, the Automotive segment entered into an agreement with a tenant to terminate a group of leases, effective March 31, 2025. As a result of this termination, the segment has additional excess real estate available to lease. This change has delayed certain aspects of the ongoing transformation plan and has resulted in reduced cash flows during the anticipated lease-up period. We anticipate in the next phase of the transformation plan, the Real Estate segment will take control of the owned Automotive segment real estate. We believe this will reduce the Automotive Services business’s focus on real estate activities. The Automotive Services business will enter into fair market value lease agreements with the Real Estate segment, which will not impact consolidated cash flows but will result in increased cash outflows from the Automotive segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Net sales and other revenues from operations	$355	$368	$690	$737
Cost of goods sold and other expenses from operations	259	254	514	521
Gross profit	$96	$114	$176	$216
Gross margin	27%	31%	26%	29%

Three Months Ended June 30, 2025 and 2024

Net sales and other revenues from operations for our Automotive segment for the three months ended June 30, 2025 decreased by $13 million (4%) as compared to the comparable prior year period. The decrease was attributable to a decrease in Automotive Services revenues of $8 million (2%) and a decrease in Aftermarket Parts revenues of $5 million (100%), due to the exit of the Aftermarket Parts business. The decrease in Automotive Services revenue was primarily attributable to the strategic closure of select underperforming domestic locations.

Cost of goods sold and other expenses from operations for the three months ended June 30, 2025 increased by $5 million (2%) as compared to the comparable prior year period. The increase was primarily attributable to higher parts cost and a management decision to invest in labor. Gross profit for the three months ended June 30, 2025 decreased by $18 million (16%) from the comparable prior year period. Gross margin was 27% and 31% for the three months ended June 30, 2025 and 2024, respectively. The decline in gross margin was primarily due to strategic investments in labor.

Six Months Ended June 30, 2025 and 2024

Net sales and other revenues from operations for our Automotive segment for the six months ended June 30, 2025 decreased by $47 million (6%) as compared to the comparable prior year period. The decrease was attributable to a decrease in Automotive Services revenues of $31 million (4%) and a decrease in Aftermarket Parts revenues of $16 million (89%), due to the exit of the Aftermarket Parts business. The decrease in Automotive Services revenue was primarily attributable to industry headwinds, as well as the strategic closure of select underperforming domestic locations.

Cost of goods sold and other expenses from operations for the six months ended June 30, 2025 decreased by $7 million (1%) as compared to the comparable prior year period. The decrease was primarily attributable to lower revenues in Automotive Services. Gross profit for the six months ended June 30, 2025 decreased by $40 million (19%) from the comparable prior year period. Gross margin was 26% and 29% for the six months ended June 30, 2025 and 2024, respectively. The decline in gross margin was primarily due to strategic investments in labor.

Food Packaging

Our Food Packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

During the first quarter of 2025, the segment commenced implementation of a restructuring plan designed to enhance operational efficiency and margin performance. The plan includes the consolidation of our North American facilities into a single, centralized location, along with investments in upgraded equipment at that facility. These actions are intended to support increased production volumes while reducing costs and waste. Implementation of the plan may create some interim disruption, but its objective is to maintain global production capability while achieving improved cost structure. The restructuring activities are expected to be substantially completed during the second half of 2025. During the six months ended June 30, 2025, the segment has recognized $5 million of restructuring expenses, which include employee severance costs and facility consolidation expenses, as well as $12 million of asset impairment charges.

Three Months Ended June 30, 2025 and 2024

Net sales for the three months ended June 30, 2025 decreased $8 million (8%) as compared to the comparable prior year period. The decrease was primarily due to lower volumes of $7 million, a decrease in price and product mix of $3 million, offset in part by favorable effects of foreign exchange of $2 million. Cost of goods sold for the three months ended June 30, 2025 decreased $1 million (1%) as compared to the comparable prior year period, primarily due to effects of lower manufacturing performance. Gross margin as a percentage of net sales was 12% and 18% for the three months ended June 30, 2025 and 2024, respectively.

Six Months Ended June 30, 2025 and 2024

Net sales for the six months ended June 30, 2025 decreased $15 million (7%) as compared to the comparable prior year period. The decrease was primarily due to lower volumes of $6 million and a decrease in price of $9 million. offset in party by favorable effects of foreign exchange of $2 million and an increase in price and product mix of $1 million. Cost of goods sold for the six months ended June 30, 2025 decreased $1 million (1%) as compared to the comparable prior year period, primarily due to effects of lower manufacturing performance. Gross margin as a percentage of net sales was 14% and 19% for the three months ended June 30, 2025 and 2024, respectively.

Real Estate

Our Real Estate segment consists of investment properties which includes land, retail, office and industrial properties leased to corporate tenants, the development and sale of single-family homes, and the operations of a resort and a country club. Sales of single-family homes and investment properties are included in net sales in our consolidated statements of operations. Results from operations at investment properties and our country clubs are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for the three and six months ended June 30, 2025 and 2024 was primarily derived from the sale of single-family homes and country club operations.

The Real Estate segment is actively marketing certain properties for sale. In November 2024, we entered into an agreement to sell certain leased properties, which is expected to close in the third quarter of 2025. These leased properties generated approximately $3 million in annual revenue. Additionally, in June 2025, we closed on the sale of a country club which resulted in a gain of $47 million. The country club generated approximately $33 million of revenue in the full year of 2024. As a result of this sale, we expect a corresponding reduction in future other revenues from operations on an annualized basis.

Three Months Ended June 30, 2025 and 2024

Net sales for the three months ended June 30, 2025 decreased $9 million (90%) as compared to the comparable prior year period due to the decrease in single-family home sales. Cost of goods sold for the three months ended June 30, 2025 decreased $6 million (86%) as compared to the prior year period. Gross margin as a percentage of net sales was 0% and 30% for the three months ended June 30, 2025 and 2024, respectively.

Other revenues from operations for the three months ended June 30, 2025 decreased $2 million (11%) as compared to the comparable prior year period due to the sale of a country club in the second quarter of 2025. Other expenses from operations for the three months ended June 30, 2025 decreased by $1 million (6%) as compared to the comparable prior year period.

Six Months Ended June 30, 2025 and 2024

Net sales for the six months ended June 30, 2025 decreased $10 million (91%) as compared to the comparable prior year period due to the decrease in single-family home sales. Cost of goods sold for the three months ended June 30, 2025 decreased $7 million (88%) as compared to the prior year period. Gross margin as a percentage of net sales was 0% and 27% for the six months ended June 30, 2025 and 2024.

Other revenues from operations for the six months ended June 30, 2025 decreased $2 million (6%) as compared to the comparable prior year period due to the sale of a country club in the second quarter of 2025. Other expenses from operations for the six months ended June 30, 2025 increased $1 million (3%) as compared to the comparable prior year period.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended June 30, 2025 and 2024

Net sales for the three months ended June 30, 2025 decreased by $2 million (5%) as compared to the comparable prior year period mostly due to lower demand from our US retail business. Cost of goods sold for the three months ended June 30, 2025 was flat compared to the comparable prior year period. Gross margin as a percentage of net sales was 21% and 25% for the three months ended June 30, 2025 and 2024, respectively.

Six Months Ended June 30, 2025 and 2024

Net sales for the six months ended June 30, 2025 increased by $3 million (4%) as compared to the comparable prior year period mostly due to higher demand from our UK hospitality and international business. Cost of goods sold for the six months ended June 30, 2025 increased by $4 million (7%) compared to the comparable prior year period mostly due to customer mix. Gross margin as a percentage of net sales was 23% and 25% for the six months ended June 30, 2025 and 2024, respectively.

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

Pursuant to previously announced settlement agreements, in 2025, two competitors launched competing generic products to the patent protected weight loss treatment sold within our Pharma segment in the United States, which we anticipate will cause a moderate reduction of prescription volume in the retail pharmacy market in the United States. The Pharma segment has launched its weight loss treatment in the UAE and in several EU countries including Poland, Denmark, Finland, Sweden and Iceland. Additionally, launches in twelve other European countries and six additional countries in the Middle East are planned. Our Pharma segment anticipates these new launches will eventually offset the lost revenue in the US.

Three Months Ended June 30, 2025 and 2024

Net sales for the three months ended June 30, 2025 was up $8 million (32%) as compared to the comparable prior year period primarily due to higher prescription growth resulting in increased sales. Cost of goods sold for the three months ended June 30, 2025 increased $2 million (14%) as compared to the comparable prior year period. Gross margin as a percentage of net sales was 52% and 44% for the three months ended June 30, 2025 and 2024, respectively.

Six Months Ended June 30, 2025 and 2024

Net sales for the six months ended June 30, 2025 was up $7 million (14%) as compared to the comparable prior year period primarily due to higher prescription growth resulting in increased sales. Cost of goods sold for the six months ended June 30, 2025 increased $1 million (4%) as compared to the comparable prior year period. Gross margin as a percentage of net sales was 48% and 43% for the three months ended June 30, 2025 and 2024, respectively.

Holding Company

Our Holding Company’s results of operations primarily reflect the interest expense on its senior notes for each of the three and six months ended June 30, 2025 and 2024.

Other Consolidated Results of Operations

Selling, General and Administrative

Three Months Ended June 30, 2025 and 2024

Our consolidated selling, general and administrative costs during the three months ended June 30, 2025 increased by $24 million (13%) as compared to the comparable prior year period. The increase was primarily due to higher costs in the Automotive segment of $14 million mostly related to increased marketing and payroll expenses and the Energy segment of $7 million.

Six Months Ended June 30, 2025 and 2024

Our consolidated selling, general and administrative costs during the six months ended June 30, 2025 increased by $32 million (9%) as compared to the comparable prior year period. The increase was primarily due to higher costs in the Automotive segment of $17 million mostly related to increased marketing and payroll expenses and the Energy segment of $9 million.

Interest Expense

Three Months Ended June 30, 2025 and 2024

Our consolidated interest expense during the three months ended June 30, 2025 increased by $1 million (1%) as compared to the comparable prior year period. The increase was primarily due to higher interest expense for our Energy segment of $10 million and in our Holding Company segment of $5 million, offset in part by lower interest expense in our Investment segment of $15 million attributable to changes in short exposure composition.

Six Months Ended June 30, 2025 and 2024

Our consolidated interest expense during the six months ended June 30, 2025 increased by $7 million (3%) as compared to the comparable prior year period. The increase was primarily due to higher interest expense for our Holding Company segment of $13 million and our Energy segment of $12 million, offset in part by lower interest expense in our Investment segment of $34 million attributable to changes in short exposure composition.

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

Liquidity and Capital Resources

Holding Company Liquidity

We are a holding company. Our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units depends on the cash flow resulting from divestitures, equity offerings and debt financings, interest income, returns on our interests in the Investment Funds and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include receipt of dividends and distributions from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt or distributions on our depositary units could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. In October 2024, CVR Energy, our subsidiary in our Energy segment, elected to suspend payment of its cash dividend, and continued not to pay dividends in the first and second quarters of 2025, which reduced our cash flow for the relevant periods. In addition, our subsidiaries are not obligated to make funds available to us and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements.

As of June 30, 2025, our Holding Company had cash and cash equivalents of approximately $1.1 billion and total debt of approximately $4.7 billion. As of June 30, 2025, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $2.4 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity,” including under “Investment Funds Redemptions,” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

Holding Company aggregate outstanding face amount of senior notes consist of the following:

	June 30,	December 31,
	2025	2024

	(in millions)
6.250% senior notes due 2026	750	750
5.250% senior notes due 2027	1,455	1,455
4.375% senior notes due 2029	750	750
9.750% senior notes due 2029	700	700
10.000% senior notes due 2029	500	500
9.000% senior notes due 2030	750	750
	4,905	4,905
Less: Unamortized discounts, premiums, and debt issuance costs	(10)	(10)
Less: Notes held in treasury (1)	(231)	(196)
Total Debt	$4,664	$4,699
(1)	At June 30, 2025 total debt is net of notes held in treasury of $31 million aggregate principal amount of our 6.250% senior notes due 2026, $73 million aggregate principal amount of our 5.250% senior notes due 2027, $92 million aggregate principal amount of our 4.375% senior notes due 2029, and $35 million aggregate principal amount of our 9.000% senior notes due 2030. At December 31, 2024 total debt is net of notes held in treasury of $31 million aggregate principal amount of our 6.250% senior notes due 2026, $73 million aggregate principal amount of our 5.250% senior notes due 2027, and $92 million aggregate principal amount of our 4.375% senior notes due 2029.

Holding Company debt consists of various issues of fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (together, the “Issuers”) and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of senior notes is payable semi-annually.

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

As of June 30, 2025 and December 31, 2024, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of March 31, 2025, based on covenants in the indentures governing our senior notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

Debt Repurchase

In June 2025, we repurchased in the open market approximately $35 million aggregate principal amount of our 9.000% senior notes due 2030 for total cash paid of $32 million. The repurchased notes were extinguished but were not retired and are held in treasury.

At-The-Market Offerings

In May 2019, Icahn Enterprises entered into an Open Market Sale Agreement for the sale of depositary units, from time to time, for up to $400 million in aggregate sale proceeds, under its ongoing “at-the-market” offering. This agreement has been subsequently terminated and superseded by subsequent agreements with substantially the same terms. During the six months ended June 30, 2025, we sold 3,811,992 depositary units pursuant to the Open Market Sale Agreement entered into November 21, 2022. As of June 30, 2025, we continue to have effective Open Market Sale Agreements, and Icahn Enterprises may sell its depositary units for up to an additional $13 million in aggregate gross sale proceeds pursuant to its Open Market Sale Agreement entered into November 21, 2022 and up to $400 million in aggregate gross sales proceeds pursuant to its Open Market Sales Agreement entered into August 26, 2024, subject to the effectiveness of a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission. No assurance can be made that any or all amounts will be sold during the term of the agreements, and we have no obligation to sell additional depositary units under these Open Market Sale Agreements. Depending on market conditions, we may continue to sell depositary units under the Open Market Sale Agreements, and, if appropriate, enter into a new Open Market Sale Agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing Open Market Sale Agreements. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. While we were able to sell depositary units during the six months ended June 30, 2025, there can be no assurance that any future capital will be available on acceptable terms or at all under this program.

LP Unit Distributions

During the six months ended June 30, 2025, Icahn Enterprises declared two quarterly distributions, each distribution in the amount of $0.50 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $151 million, of which $100 million was distributed to Mr. Icahn and his affiliates.

On August 1, 2025, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about September 24, 2025 to depositary unitholders of record at the close of business on August 18, 2025. Depositary unitholders will have until September 12, 2025 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending September 19, 2025. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Repurchase Authorization

On May 9, 2023, the Board of Directors of the General Partner approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”), in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness. The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. On November 6, 2024, the Board re-approved the Repurchase Program, and, pursuant to the reapproved Program, we were reauthorized to repurchase up to $500 million worth of our outstanding fixed-rate senior notes, in addition to the $269 million we repurchased prior to the Board’s reapproval of the Repurchase Program. During the six months ended June 30, 2025, the Company did not repurchase any of the Company’s depositary units under the Repurchase Program and has repurchased $35 million worth of our outstanding fixed-rate senior notes. In July 2025, we repurchased in the open market approximately $15 million aggregate principal amount of our 9.000% senior notes due 2030 for cash paid of $14 million. The repurchased notes were extinguished but were not retired and held in treasury. We remain authorized to repurchase up to $450 million of our senior notes and up to $500 million of our outstanding depositary units, in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Our cash held at consolidated affiliated partnerships balance was $691 million and $915 million as of June 30, 2025 and December 31, 2024, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of Icahn Enterprises.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of June 30, 2025, the Investment Funds had a net long notional exposure of 2%. The Investment Funds’ long exposure was 102% (102% long equity) and its short exposure was 100% (90% short equity, 1% short credit and 9% short commodity). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at June 30, 2025.

Of the Investment Funds’ 102% long exposure, 54% was comprised of the fair value of its long positions and 48% was comprised mostly of single name equity forward and swap contracts. Of the Investment Funds’ 100% short exposure, 28% was comprised of the fair value of its short positions and 72% was comprised mostly of short broad market index swap derivative contracts, short credit default swap contracts and short commodity contracts.

With respect to both our long positions that are not notionalized (54% long exposure) and our short positions that are not notionalized (28% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other long positions (48% long exposure) and short positions (72% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to

100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Investment Funds Redemption

Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $208 million from his personal interest in the Investment Funds included in the Investment segment, which was paid to Mr. Icahn and his affiliates on April 16, 2025.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	June 30,	December 31,
	2025	2024

	(in millions)
Energy	$596	$987
Automotive	32	133
Food Packaging	9	6
Real Estate	32	25
Home Fashion	3	4
Pharma	33	42
	$705	$1,197

Segment Borrowings and Availability

Segment debt consists of the following:

	June 30,	December 31,
	2025	2024

	(in millions)
Energy	$1,861	$1,919
Automotive	25	31
Food Packaging	147	144
Real Estate	1	1
Home Fashion	15	15
	$2,049	$2,110

Energy

In June 2025, certain of our Energy segment’s subsidiaries (the “Term Loan Borrowers”) prepaid $70 million in principal amount of the senior secured term loan facility (the “Term Loan”). As a result of this transaction, CVR Energy recognized a $1 million loss on extinguishment of debt for the six months ended June 30, 2025. Further, on July 25, 2025, the Term Loan Borrowers prepaid an additional $20 million in principal of the Term Loan.

Covenants

Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of June 30, 2025, all of our subsidiaries were in compliance with all debt covenants. In July 2025, Viskase entered into an amendment to its credit agreement providing for, among other things, a waiver of any events of default relating to financial covenants under the credit agreement for the measurement period ended June 30, 2025, and consenting to the merger of Viskase with Enzon Pharmaceuticals, Inc.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

June 30,
2025
(in millions)
Energy	$324
Food Packaging	7
Home Fashion	3
$334

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Net Cash Used In			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

Holding Company	$(149)	$80	$(239)	$(86)	$69	$(97)
Investment	256	—	(216)	464	—	(22)

Other Operating Segments:
Energy	(19)	(267)	(105)	258	(129)	(729)
Automotive	(35)	(42)	(8)	(17)	(25)	25
Food Packaging	4	(16)	17	(1)	(5)	6
Real Estate	26	23	(60)	17	(9)	(5)
Home Fashion	(2)	(5)	5	(11)	(4)	14
Pharma	12	2	(23)	18	1	(15)
Other operating segments	(14)	(305)	(174)	264	(171)	(704)
Total before eliminations	93	(225)	(629)	642	(102)	(823)
Eliminations	—	(79)	79	—	(65)	65
Consolidated	$93	$(304)	$(550)	$642	$(167)	$(758)

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

Holding Company

	Six Months Ended June 30,
	2025	2024

Operating Activities:
Cash payments for interest on senior unsecured notes	$(165)	$(116)
Interest and dividend income	32	50
Net cash receipts for income taxes, net of payments	—	(2)
Operating costs and other	(16)	(18)
	$(149)	$(86)
Investing Activities:
Cash from operating segments	$131	$122
Cash to operating segments	(52)	(57)
Other, net	1	4
	$80	$69
Financing Activities:
Partnership contributions	$34	$100
Partnership distributions	(154)	(207)
Proceeds from Holding Company senior unsecured notes	—	766
Repayments and repurchases of Holding Company senior unsecured notes	(32)	(750)
Payments to acquire additional interests in subsidiaries	(87)	(1)
Other financing activities, net	—	(5)
	$(239)	$(97)
(Decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$(308)	$(114)

Operating transactions with subsidiaries includes the reimbursement of operating expenses to our Investment segment based on an expense-sharing agreement.

Cash from operating segments is made up of dividends, distributions, and repayments of intercompany loans that are eliminated in consolidation. During the six months ended June 30, 2025, this includes cash distributions received from our Real Estate segment of $79 million, cash distributions from our Automotive segment of $28 million, repayments of intercompany loans from our Pharma segment of $23 million and a $1 million cash dividend received from CVR Partners. During the six months ended June 30, 2024, this includes cash dividends received from our Energy segment of $67 million, cash distributions from our Real Estate and Investment segments totaling $16 million, cash distributions from our Automotive segment of $6 million and Investment segment of $1 million, and repayments of intercompany loans from our Pharma segment of $15 million.

Cash to operating segments is made up of intercompany loans and contributions to operating segments that are eliminated in consolidation. During the six months ended June 30, 2025, changes in cash to operating segments was mainly attributable to cash paid to our Real Estate segment of $22 million, Automotive segment of $25 million and Home Fashion segment of $5 million. During the six months ended June 30, 2024, this includes cash paid to our Automotive segment of $37 million, Real Estate segment of $11 million and Home Fashion segment of $9 million.

Partnership contributions represent sales in connection with our At-The-Market offerings pursuant to our Open Market Sale Agreements, as discussed above.

Payments to acquire additional interests in subsidiaries represent payments to acquire additional interests in CVR Energy and CVR Partners of $65 million and $7 million, respectively, and the private placement of Viskase of $15 million.

 Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Other Operating Segments

	Six Months Ended June 30,
	2025	2024

Operating Activities:
Net cash flow from operating activities before changes in operating assets and liabilities	$(166)	$323
Changes in operating assets and liabilities	152	(59)
	$(14)	$264
Investing Activities:
Capital expenditures	$(184)	$(134)
Turnaround expenditures	(191)	(44)
Acquisition of businesses, net of cash acquired	—	(2)
Proceeds from sale of assets	52	4
Proceeds from sale of equity method investments	9	—
Return of equity method investment	5	4
Other	4	1
	$(305)	$(171)
Financing Activities:
Proceeds from other borrowings	$12	$17
Repayments of other borrowings	(87)	(612)
Dividends and distributions to non-controlling interests	(31)	(58)
Cash from Holding Company	52	57
Cash to Holding Company	(131)	(104)
Payments to acquire additional interests in consolidated subsidiaries	15	—
Other	(4)	(4)
	$(174)	$(704)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	—	(3)
Decrease (increase) in cash and cash equivalents and restricted cash and restricted cash equivalents	$(493)	$(614)

Our other operating segments’ cash flows from operating activities before changes in operating assets and liabilities were primarily attributable to the results of our Energy segment during both periods. The change in cash flows from operating activities for the six months ended June 30, 2025 as compared to the comparable prior year was primarily due to a decrease in the operating results of our Energy segment primarily associated with a decrease in our petroleum business’ sales volumes margin driven by unfavorable sales volume impacts related to the Coffeyville Refinery 2025 planned turnaround. In addition, operating cash flow at our Energy segment decreased from changes in working capital driven by the Coffeyville Refinery 2025 planned turnaround.

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

Cash from Holding Company is made up of intercompany loans and contributions between our Holding Company and subsidiaries that are eliminated in consolidation. During the six months ended June 30, 2025, changes in cash to operating segments was mainly attributable to cash paid to our Real Estate segment of $22 million, Automotive segment of $25 million and Home Fashion segment of $5 million. During the six months ended June 30, 2024, this includes cash paid to our Automotive segment of $37 million, Real Estate segment of $11 million and our Home Fashion segment of $9 million.

Cash to Holding Company is made up of dividends, distributions, and repayments of intercompany loans that are eliminated in consolidation. During the six months ended June 30, 2025, this includes cash distributions paid from our Real Estate segment of $79 million, cash distributions from our Automotive segment of $28 million and repayments of intercompany loans from our Pharma segment of $23 million and a $1 million cash dividend received from CVR Partners. During the six months ended June 30, 2024, this includes cash dividends received from our Energy segment of $67 million, cash distributions from our Real Estate segment totaling $16 million, cash distributions from our Automotive segment of $6 million, and repayments of intercompany loans from our Pharma segment of $15 million.

Payments to acquire additional interests in consolidated subsidiaries are related to the Food Packaging private placement of $15 million.

Consolidated Capital Expenditures

There have been no material changes to our planned capital expenditures as compared to the estimated capital expenditures for 2025 reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of June 30, 2025, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $194 million, $100 million and $445 million, respectively. However, as of June 30, 2025, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an interest of approximately 68% in the Investment Funds.

Item 4. Controls and Procedures

As of June 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, and will continue to be, subject to litigation from time to time in the ordinary course of business. Refer to Note 16, “Commitments and. Contingencies” to the condensed consolidated financial statements, which is incorporated by reference into this Part II, Item 1 of this Report, for information regarding our lawsuits and proceedings. Except for the lawsuits and proceedings disclosed in Note 18, there were no material changes to our lawsuits and proceedings as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 1A. Risk Factors

There were no material changes to our risk factors during the three months ended June 30, 2025 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use or Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any depositary units pursuant to our approved repurchase program discussed above.

Item 5. Other Information

Updates to the Board of Directors

On August 1, 2025, Brett Icahn, a member of the board of directors (the “Board”) of Icahn Enterprises’ general partner, informed the Board that he is resigning as a member of the Board, effective August 4, 2025. As previously announced, on August 1, 2025, Brett Icahn joined the boards of directors of SandRidge Energy, Inc. and CVR Energy, Inc., and he continues to serve on the boards of directors of Bausch Health Companies Inc. and Bausch + Lomb. He will also continue to serve as a Portfolio Manager for Icahn Capital LP pursuant to the terms of the manager agreement between the Company and Brett Icahn, dated October 1, 2020, as subsequently amended.  Brett Icahn’s resignation from the Board is intended to provide him additional time to focus on these roles and on the Company’s other portfolio investments and subsidiaries, and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Also on August 1, 2025,  Alvin B. Krongard, a member of the Board since 2019, informed the Board that he is resigning as a member of the Board and all committees of the Board on which he serves, including the Board’s audit committee (the “Audit Committee”), effective immediately. Mr. Krongard’s resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

Following Mr. Krongard’s resignation, the Board, following a determination that Denise Barton, a member of the Board since 2019, qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, and is “independent” within the meaning of Rule 5605(a)(2) of the Nasdaq Stock Market’s Listing Rules, appointed Ms. Barton as a member of the Board’s Audit Committee, effective immediately, replacing the vacancy on the committee resulting from Mr. Krongard’s resignation.  Ms. Barton previously served as a member of the Audit Committee from September 2019 until April of 2021. Following Mr. Krongard’s resignation and Ms. Barton’s appointment, the Audit Committee now consists of Ms. Barton, Stephen A. Mongillo, and Nancy Dunlap.

Rule 10b5-1 Trading Arrangements

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

Date: August 4, 2025