Form 10-Q
period 2025-09-30
ICAHN ENTERPRISES L.P.
filed 2025-11-05
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 4, 2025, there were 600,208,517 of Icahn Enterprises’ depositary units outstanding.

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

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; the impacts from the Russia/Ukraine conflict and conflict in the Middle East, including economic volatility and the impacts of export controls and other economic sanctions; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest, including the impact of the use of leverage through options, short sales, swaps, forwards and other derivative instruments; risk related to our ability to comply with the covenants in our senior notes and the risk of foreclosure on the assets securing our notes; declines in the fair value of our investments, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended, or be taxed as a corporation; risks relating to short sellers and associated litigation and regulatory inquires; risks related to our general partner and controlling unitholder; pledges of our units by our controlling unitholder; risks related to our energy business, including the volatility and availability of crude oil, other feed stocks and refined products, declines in global demand for crude oil, refined products and liquid transportation fuels, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; volatile commodity pricing and higher industry utilization and oversupply risks relating to potential strategic transactions involving our Energy segment, and the impact of tariffs; risks related to our automotive activities and exposure to adverse conditions in the automotive industry, including as a result of the Chapter 11 filing of our automotive parts subsidiary or impairments; risks related to our food packaging activities, including the ability of our food packaging segment to meet its capital requirements, competition from better capitalized competitors, inability of our suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; supply chain issues; inflation, including increased costs of raw materials and shipping; interest rate increases; labor shortages and workforce availability; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies and the management of properties formerly managed by our automotive services business; and risks related to our home fashion operations, including changes in the availability and price of raw materials, manufacturing disruptions, and changes in transportation costs and delivery times; and political and regulatory uncertainty, including changing economic policy and the imposition of tariffs. These risks and uncertainties also include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2024. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2025	2024

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$1,787	$2,603
Cash held at consolidated affiliated partnerships and restricted cash	2,238	2,636
Investments	2,037	2,310
Due from brokers	1,724	1,624
Accounts receivable, net	418	479
Related party notes receivable, net	124	7
Inventories, net	892	897
Property, plant and equipment, net	3,742	3,843
Deferred tax asset	143	160
Derivative assets, net	3	22
Goodwill	290	288
Intangible assets, net	368	409
Assets held for sale	0	25
Other assets	1,060	976
Total Assets	$14,826	$16,279
LIABILITIES AND EQUITY
Accounts payable	$673	$802
Accrued expenses and other liabilities	1,292	1,547
Deferred tax liabilities	317	331
Derivative liabilities, net	989	756
Securities sold, not yet purchased, at fair value	1,434	1,373
Due to brokers	14	40
Debt	6,688	6,809
Total liabilities	11,407	11,658

Commitments and contingencies (Note 16)

Equity:
Limited partners: Depositary units: 600,208,517 units issued and outstanding at September 30, 2025 and 522,736,315 units issued and outstanding at December 31, 2024	2,735	3,241
General partner	(785)	(775)
Equity attributable to Icahn Enterprises	1,950	2,466
Equity attributable to non-controlling interests	1,469	2,155
Total equity	3,419	4,621
Total Liabilities and Equity	$14,826	$16,279

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions, except per unit amounts)
Revenues:
Net sales	$2,316	$2,231	$6,461	$6,855
Other revenues from operations	168	182	508	538
Net (loss) gain from investment activities	(48)	257	(516)	(318)
Interest and dividend income	70	115	222	380
Gain (loss) on disposition of assets, net	218	(1)	262	(6)
Other income, net	1	7	24	13
	2,725	2,791	6,961	7,462
Expenses:
Cost of goods sold	1,685	2,227	5,819	6,426
Other expenses from operations	150	151	455	450
Selling, general and administrative	218	202	626	578
Dividend expense	10	14	25	47
Impairment	—	—	12	—
Restructuring, net	2	—	7	1
Interest expense	122	130	379	394
	2,187	2,724	7,323	7,896
Income (loss) before income tax expense	538	67	(362)	(434)
Income tax (expense) benefit	(127)	13	(8)	2
Net income (loss)	411	80	(370)	(432)
Less: net income (loss) attributable to non-controlling interests	124	58	(70)	(85)
Net income (loss) attributable to Icahn Enterprises	$287	$22	$(300)	$(347)

Net income (loss) attributable to Icahn Enterprises allocated to:
Limited partners	$281	$22	$(295)	$(340)
General partner	6	—	(5)	(7)
	$287	$22	$(300)	$(347)

Basic and Diluted income (loss) per LP unit	$0.49	$0.05	$(0.54)	$(0.75)
Basic and Diluted weighted average LP units outstanding	575	477	548	452
Distributions declared per LP unit	$0.50	$1.00	$1.50	$3.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Net income (loss)	$411	$80	$(370)	$(432)
Other comprehensive (loss) gain, net of tax:
Post-retirement benefits and other	(1)	—	1	—
Translation adjustments	(2)	6	7	—
Other comprehensive (loss) income, net of tax	(3)	6	8	—
Comprehensive income (loss)	408	86	(362)	(432)
Less: Comprehensive income (loss) attributable to non-controlling interests	124	58	(70)	(85)
Comprehensive income (loss) attributable to Icahn Enterprises	$284	$28	$(292)	$(347)

Comprehensive income (loss) attributable to Icahn Enterprises allocated to:
Limited partners	$278	$27	$(286)	$(340)
General partner	6	1	(6)	(7)
	$284	$28	$(292)	$(347)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2024	$(775)	$3,241	$2,466	$2,155	$4,621
Net loss	(8)	(414)	(422)	(158)	(580)
Other comprehensive income	—	3	3	—	3
Partnership distributions payable	(6)	(261)	(267)	—	(267)
Purchase of additional interests in consolidated subsidiaries	—	(18)	(18)	(17)	(35)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(12)	(12)
Changes in subsidiary equity and other	—	12	12	—	12
Balance, March 31, 2025	$(789)	$2,563	$1,774	$1,968	$3,742
Net loss	(3)	(162)	(165)	(36)	(201)
Other comprehensive income	—	7	7	1	8
Partnership distributions payable reversal	6	261	267	—	267
Partnership distributions	(3)	(151)	(154)	—	(154)
Partnership contributions	—	34	34	—	34
Investment segment distributions to non-controlling interests	—	—	—	(216)	(216)
Purchase of additional interests in consolidated subsidiaries	—	(17)	(17)	(20)	(37)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(15)	(15)
Changes in subsidiary equity and other	(1)	(2)	(3)	(2)	(5)
Balance, June 30, 2025	(790)	2,533	1,743	1,680	3,423
Net income	6	281	287	124	411
Other comprehensive loss	—	(2)	(2)	(1)	(3)
Partnership distributions	(2)	(77)	(79)	—	(79)
Partnership contributions	—	11	11	—	11
Investment segment distributions to non-controlling interests	—	—	—	(310)	(310)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(25)	(25)
Changes in subsidiary equity and other	1	(11)	(10)	1	(9)
Balance, September 30, 2025	$(785)	$2,735	$1,950	$1,469	$3,419

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2023	$(761)	$3,969	$3,208	$2,865	$6,073
Net (loss) income	(1)	(37)	(38)	12	(26)
Other comprehensive loss	—	(2)	(2)	—	(2)
Partnership distributions payable	(9)	(430)	(439)	—	(439)
Partnership contributions	1	50	51	—	51
Investment segment distributions to non-controlling interests	—	—	—	(5)	(5)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(28)	(28)
Changes in subsidiary equity and other	1	—	1	—	1
Balance, March 31, 2024	$(769)	$3,550	$2,781	$2,844	$5,625
Net loss	(6)	(325)	(331)	(155)	(486)
Other comprehensive loss	—	(3)	(3)	(1)	(4)
Partnership distributions payable reversal	9	430	439	—	439
Partnership distributions	(4)	(203)	(207)	—	(207)
Partnership contributions	1	48	49	—	49
Investment segment distributions to non-controlling interests	—	—	—	1	1
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(30)	(30)
Changes in subsidiary equity and other	(1)	—	(1)	—	(1)
Balance, June 30, 2024	(770)	3,497	2,727	2,659	5,386
Net income	—	22	22	58	80
Other comprehensive income	—	5	5	1	6
Partnership distributions	(2)	(111)	(113)	—	(113)
Partnership contributions	—	4	4	—	4
Investment segment distributions to non-controlling interests	—	—	—	(506)	(506)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(30)	(30)
Balance, September 30, 2024	$(772)	$3,417	$2,645	$2,182	$4,827

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2025	2024

	(in millions)
Cash flows from operating activities:
Net loss	$(370)	$(432)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from securities transactions	32	205
Purchases of securities	(1,226)	(1,812)
Proceeds from sales of securities	1,799	1,260
Payments to cover securities sold, not yet purchased	(773)	(1,022)
Proceeds from securities sold, not yet purchased	570	997
Changes in receivables and payables relating to securities transactions	(115)	1,190
Changes in derivative assets and liabilities	252	(273)
(Gain) loss on disposition of assets, net	(262)	6
Depreciation and amortization	408	382
Impairment	13	—
Deferred taxes	5	(12)
Other, net	41	13
Changes in other operating assets and liabilities	(266)	86
Net cash provided by operating activities	108	588
Cash flows from investing activities:
Capital expenditures	(266)	(192)
Turnaround expenditures	(196)	(46)
Acquisition of businesses, net of cash acquired	—	(2)
Proceeds from disposition of businesses and assets	112	4
Proceeds from sale of equity method investment	—	5
Return of equity method investment	6	—
Other, net	7	5
Net cash used in investing activities	(337)	(226)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	—	1
Investment segment distributions to non-controlling interests	(526)	(511)
Partnership contributions	45	104
Partnership distributions	(233)	(320)
Purchase of additional interests in consolidated subsidiaries	(72)	(1)
Dividends and distributions to non-controlling interests in subsidiaries	(51)	(88)
Proceeds from Holding Company senior notes	495	766
Repayments of Holding Company senior notes	(479)	(750)
Repurchase of Holding Company senior notes	(46)	(168)
Proceeds from subsidiary borrowings	9	22
Repayments of subsidiary borrowings	(108)	(617)
Other, net	(15)	(11)
Net cash used in financing activities	(981)	(1,573)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	(4)	(1)
Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents	(1,214)	(1,212)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	5,239	5,946
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$4,025	$4,734

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2025, representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 86% of our outstanding depositary units as of September 30, 2025.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $2.4 billion and $2.7 billion as of September 30, 2025 and December 31, 2024, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”), along with our interest in CVR Partners, LP, a publicly traded limited partnership (“CVR Partners”) and subsidiary of CVR Energy. CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing businesses, the renewable fuels businesses, as well as in the nitrogen fertilizer manufacturing and distribution businesses through its holdings in CVR Partners. CVR Energy is an independent petroleum refiner and is a marketer of high value transportation fuels primarily in the form of gasoline, diesel, jet fuel and distillates. The renewables business refines feedstocks, such as soybean oil, corn oil, and other related renewable feedstocks, into renewable diesel and markets renewable products. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR Energy held 100% of the general partner interest and approximately 37% of the outstanding common units of CVR Partners as of September 30, 2025.

During the nine months ended September 30, 2025, we increased our ownership of CVR Energy by acquiring 3,726,090 shares for a total purchase price of approximately $65 million. During this period, we also increased our ownership of CVR Partners by acquiring 98,082 units for a total purchase price of approximately $7 million. As of September 30, 2025, we owned approximately 70% of the total outstanding common stock of CVR Energy and 3% of the outstanding common units of CVR Partners.

During the third quarter of 2025, our Energy segment decided to revert the renewable diesel unit (“RDU”) back to hydrocarbon processing service at its next scheduled catalyst change in December 2025, given unfavorable economics of the renewables business and to relieve certain logistical constraints within the refining business. CVR Energy expects to maintain the option to switch back to renewable diesel service if economically incentivized to do so.

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

In March and September 2025, Viskase completed equity private placements whereby we acquired an additional 7,142,858 and 7,042,254 shares of Viskase common stock for $15 million and $5 million, respectively. As of September 30, 2025, we owned approximately 92% of the total outstanding common stock of Viskase.

Real Estate

We conduct our Real Estate segment through various wholly owned subsidiaries. Our Real Estate segment primarily consists of investment properties which includes land, retail, office and industrial properties leased to corporate tenants, the development and sale of single-family homes, and the operations of a resort and a country club.

In August 2025, our Real Estate segment sold certain properties for total consideration of $247 million, including loan origination fees, resulting in a pre-tax gain on disposition of assets of $223 million. The transaction included seller financing, which is included in related party notes receivable, and a preferred equity method investment included in investments, in our condensed consolidated balance sheet as of September 30, 2025.

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

We established a captive insurance program to supplement the insurance coverage of the officers, directors, employees and agents of the Company, its subsidiaries and our general partner, in addition to our established commercial insurance program. We hold assets in a protected cell, which we are the primary beneficiary of, and therefore consolidate the protected cell. Our total assets related to the protected cell were $112 million and $108 million as of September 30, 2025 and December 31, 2024, respectively, and included in restricted cash in the condensed consolidated balance sheet.

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of September 30, 2025 was approximately $6.7 billion and $6.6 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2024 was approximately $6.8 billion and $6.6 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $471 million and $915 million as of September 30, 2025 and December 31, 2024, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of Icahn Enterprises.

Our restricted cash balance was approximately $1.8 billion and $1.7 billion as of September 30, 2025 and December 31, 2024, respectively. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions and cash held related to our captive insurance program.

Investments and Related Transactions

Other segments and Holding Company

TEB LLC (“TEB”). In August 2025, the Company sold certain properties to TEB. TEB was formed by a third-party developer for such developer to acquire, redevelop and operate the properties sold by the Company. In connection with the sale of the properties, the Company provided certain seller financing and received cash, a preferred equity interest and a profits interest in TEB. The Company did not provide any cash capital to TEB and the Company is not obligated to invest any capital contributions to support TEB or its operations in the future. The operation of TEB’s business is the sole responsibility of the other member who serves as manager of TEB and the Company does not have control over the operations of the business. The Company has certain protective rights in connection with its preferred equity interest.

The Company has evaluated its involvement with TEB and determined that the entity meets the definition of a variable interest entity. The Company determined it is not the primary beneficiary, as certain decisions related to the entity’s operations require the consent of both the Company and the other member serving as the manager. As a result, the Company does not consolidate TEB and accounts for its preferred equity investment under the equity method. As of September 30, 2025, the carrying amount of our equity method investment in TEB was $74 million and is included in investments in the condensed consolidated balance sheet. Our maximum exposure to loss in connection with our involvement in TEB is limited to the carrying value of our equity investment and related party loan receivable, which together total $198 million as of September 30, 2025.

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

During the third quarter of 2025, our Energy segment decided to revert the RDU back to hydrocarbon processing service at the next scheduled catalyst change in December 2025. In accordance with ASC 360-10, our Energy segment evaluated the recoverability of the asset group and concluded the carrying value was recoverable. However, due to the change in planned utilization, the estimated remaining useful lives of certain assets within its renewables business were adjusted beginning September 2025. As of September 30, 2025, the carrying value of the impacted property, plant and equipment was $93 million, which will be fully depreciated through November 2025. As a result of this change in estimate, the Company recognized $31 million of accelerated deprecation during the three months ended September 30, 2025.

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

Energy

Our Energy segment’s deferred revenue is a contract liability that relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and revenue is recognized at the point in time in which the customer obtains control of the product. As of September 30, 2025, our Energy segment had $5 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize $2 million of these performance obligations as revenue by the end of 2025, $3 million during 2026, and the remaining balance in 2027.

In addition, deferred revenue includes agreements entered into with third-party investors that has allowed our Energy segment to monetize certain tax credits available under Section 45Q of the Internal Revenue Code (the “45Q Transaction”). Our Energy segment had deferred revenue of $58 million and $78 million as of September 30, 2025 and

December 31, 2024, respectively. For the nine months ended September 30, 2025 and 2024, our Energy segment recognized revenue of $49 million and $14 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

Automotive

Our Automotive segment had deferred revenue with respect to extended warranty plans of $29 million and $37 million as of September 30, 2025 and December 31, 2024, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For each of the nine months ended September 30, 2025 and 2024, our Automotive segment recorded deferred revenue of $17 million outstanding as of the beginning of each period.

Income Tax

On July 4th, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted, making significant amendments to federal tax law and permanently extending several provisions of the 2017 Tax Cuts and Jobs Act.  The Company does not anticipate any material impacts to its income tax balances as a result of OBBB, but will continue to monitor legislative developments and evaluate any potential future impacts of the new law on its consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40) –Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40, including the elimination of accounting consideration of software project development stages and enhancement to the guidance around the ‘probable-to-complete’ threshold. This standard is effective for the Company’s annual and interim reporting periods beginning January 1, 2028, with early adoption permitted. We are currently assessing the impact of adopting this standard on our consolidated financial statements.

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

Investment Funds

As of September 30, 2025 and December 31, 2024, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $0.8 billion and $1.5 billion, respectively, representing approximately 25% and 35% of the Investment Funds’ assets under management as of each respective date. Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $300 million and $508 million from his personal interests in the Investment Funds during the three and nine months ended September 30, 2025, and redeemed $250 million from the Investment Funds during the three and nine months ended September 30, 2024.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the nine months ended September 30, 2025 and 2024, $11 million and $14 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

TEB

In August 2025, the Company sold certain properties to TEB LLC (“TEB”). TEB was formed by a third-party developer for such developer to acquire, redevelop and operate the properties sold by the Company. In connection with the sale of the properties, the Company provided certain seller financing and received cash, a preferred equity interest and a profits interest in TEB. The Company did not provide any cash capital to TEB and the Company is not obligated to invest any capital contributions to support TEB or its operations in the future. The operation of TEB’s business is the sole responsibility of the other member who serves as manager of TEB and the Company does not have control over the operations of the business. The Company has certain protective rights in connection with its preferred equity interest. The Company does not consolidate TEB and accounts for its preferred equity investment under the equity method. Entities that are recognized under the equity method of accounting are deemed to be related parties.

In connection with the sale, the Company entered into a loan agreement with TEB totaling $124 million, representing the seller-financed debt portion of the transaction.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. Brett Icahn had net redemptions of $18 million during the nine months ended September 30, 2025, and had $4 million net redemptions in the nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024 Brett Icahn had investments in the Investment Funds with a total fair market value of $4 million and $17 million, respectively. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

4.  Investments

Investments

Investments and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, all of which are reported at fair value in our condensed consolidated balance sheets. In addition, our Investment segment has certain derivative transactions which are discussed in Note 6, “Financial Instruments”. The carrying value and detail by security type, including business sector for equity securities, with respect to investments and securities sold, not yet purchased held by our Investment segment consist of the following:

	September 30,	December 31,
	2025	2024

	(in millions)
Assets
Investments:
Equity securities:
Communications	$388	$129
Consumer, cyclical	98	277
Energy	55	57
Utilities	608	792
Healthcare	94	482
Materials	293	317
Industrial	395	187
	1,931	2,241
Debt securities:
Real Estate	—	31
	—	31
	$1,931	$2,272
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Energy	$833	$460
Utilities	543	453
Materials	—	133
Industrial	58	107
	1,434	1,153
Debt securities:
Communications	—	220
	$1,434	$1,373

The portion of unrealized gains and (losses) that related to securities still held by our Investment segment, primarily equity securities, were $57 million and $101 million for the three months ended September 30, 2025 and 2024, respectively, and $(120) and $(229) million for the nine months ended September 30, 2025 and 2024, respectively.

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets.

The carrying value of investments held by our other segments and our Holding Company consist of the following:

	September 30,	December 31,
	2025	2024

	(in millions)
Equity method investments	$92	$24
Held to maturity debt investments measured at amortized cost	11	11
Other investments measured at fair value	3	3
	$106	$38

There were no unrealized gains and (losses) that related to equity securities still held by our other segments and Holding Company for each of the three and nine months ended September 30, 2025 and 2024.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 4)	$1,893	$—	$41	$1,934	$2,203	$31	$41	$2,275
Derivative assets, net (Note 6)	—	3	—	3	—	22	—	22
	$1,893	$3	$41	$1,937	$2,203	$53	$41	$2,297
Liabilities
Securities sold, not yet purchased (Note 4)	$1,434	$—	$—	$1,434	$1,153	$220	$—	$1,373
Derivative liabilities, net (Note 6)	—	989	—	989	6	750	—	756
RFS obligations (Note 16)	—	93	—	93	—	323	—	323
	$1,434	$1,082	$—	$2,516	$1,159	$1,293	$—	$2,452

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. There were no Investment Funds’ derivative instruments with credit-risk-related contingent features in a liability position as of September 30, 2025 and December 31, 2024.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	September 30, 2025		December 31, 2024
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$1,603	$2,513	$1,813	$1,845
Credit contracts(1)	—	29	185	55
Commodity contracts	—	391	—	90
(1)	The short notional amount on our credit default swap positions was approximately $179 million and $213 million at September 30, 2025 and December 31, 2024, respectively. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss is approximately $29 million and $55 million as of September 30, 2025 and December 31, 2024, respectively.

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

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024

	(in millions)
Equity contracts	$129	$81	$1,063	$853
Credit contracts	—	18	6	6
Commodity contracts	—	22	43	—
Sub-total	129	121	1,112	859
Netting across contract types(1)	(129)	(103)	(129)	(103)
Total(1)	$—	$18	$983	$756
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at September 30, 2025 and December 31, 2024 was $1.6 billion and $1.5 billion, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (loss) Recognized in Income (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Equity contracts	$(135)	$79	$(396)	$(132)
Credit contracts	(7)	29	(5)	3
Commodity contracts	(46)	32	(84)	15
	$(188)	$140	$(485)	$(114)
(1)	Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our condensed consolidated statements of operations for our Investment segment.

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

As of September 30, 2025 and December 31, 2024, CVR Energy had swap positions for crack spreads that offset to 5.2 million barrels and 0.1 million barrels at each period, respectively. As of September 30, 2025 and December 31, 2024, CVR Energy had less than 0.2 million barrels and 0.1 million barrels of futures contracts, respectively. As of September 30, 2025 and December 31, 2024, CVR Energy had forward contracts of 0.2 million barrels and less than 0.1 million barrels at each period, respectively.

The following table presents the fair value of our Energy segment’s derivatives and the effect of the collateral netting:

	Derivative Assets		Derivative Liabilities
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024

	(in millions)
Commodity contracts	$18	$17	$21	$13
Netting across contract types(1)	(15)	(13)	(15)	(13)
Total(1)	$3	$4	$6	$—

(1)	The netting of derivatives primarily related to initial margin requirements of $8 million and $3 million at September 30, 2025 and December 31, 2024, respectively, which was not offset against derivatives liabilities, net in the condensed consolidated balance sheets.

Certain derivative instruments within our Energy segment contain credit risk-related contingent provisions associated with our Energy segment’s credit ratings. If our Energy segment’s credit rating were to be downgraded, it would allow the counterparty to require our Energy segment to post collateral or to request immediate, full settlement of derivative instruments in liability positions. As of September 30, 2025, there were $6 million derivative liabilities in our Energy segment’s derivative instruments with credit-risk-related contingent features, for which no collateral has been posted.

Net gains recognized on derivatives for our Energy segment were $0 million and $2 million for the three months ended September 30, 2025 and 2024, respectively, and $19 million and $7 million for the nine months ended September 30, 2025 and 2024, respectively. Gains and losses recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

7.  Inventories, Net

Inventories, net consists of the following:

	September 30,	December 31,
	2025	2024

	(in millions)
Raw materials	$294	$293
Work in process	91	92
Finished goods	507	512
	$892	$897

8.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	September 30, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$337	$(87)	$250	$337	$(87)	$250
Food Packaging	6	—	6	6	—	6
Home Fashion	24	(3)	21	22	(3)	19
Pharma	13	—	13	13	—	13
	$380	$(90)	$290	$378	$(90)	$288

Intangible assets, net consists of the following:

	September 30, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$394	$(264)	$130	$392	$(249)	$143
Developed technology	254	(139)	115	254	(118)	136
Other	164	(117)	47	164	(110)	54
	$812	$(520)	$292	$810	$(477)	$333

Indefinite-lived intangible assets			$76			$76
Intangible assets, net			$368			$409

Amortization expense associated with definite-lived intangible assets was $14 million and $14 million for the three months ended September 30, 2025 and 2024, respectively, and $42 million and $43 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Right-of-use assets and lease liabilities are as follows:

	September 30,	December 31,
	2025	2024

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$478	$527
Lease liabilities (accrued expenses and other liabilities)	487	530

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	82	72
Lease liabilities (debt)	91	83

Additional information with respect to our operating leases as of September 30, 2025 and December 31, 2024 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of September 30, 2025	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$67	$64	4.9 years	8.3%
Automotive	370	387	5.3 years	5.9%
Food Packaging	20	22	8.2 years	7.6%
Other segments and Holding Company	21	14
	$478	$487

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2024	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$75	$71	5.4 years	7.9%
Automotive	409	421	5.4 years	5.9%
Food Packaging	19	22	9.1 years	7.4%
Other segments and Holding Company	24	16
	$527	$530

For the three months ended September 30, 2025 and 2024, lease cost was comprised of (i) operating lease cost of $47 million and $46 million, respectively, (ii) amortization of financing lease right-of-use assets of $3 million and $2 million, respectively, and (iii) interest expense on financing lease liabilities of less than $1 million and $2 million, respectively. For the nine months ended September 30, 2025 and 2024, lease cost was comprised of (i) operating lease cost of $136 million and $132 million, respectively, (ii) amortization of financing lease right-of-use assets of $8 million and $6 million, respectively, and (iii) interest expense on financing lease liabilities of $5 million and $5 million, respectively.

Our Automotive segment accounted for $100 million and $106 million of total lease cost for each of the nine months ended September 30, 2025 and 2024, respectively.

Lessor Arrangements

Automotive

Our Automotive segment leases available and excess real estate in certain locations under long-term operating leases. Our Automotive segment’s revenues from operating leases were $8 million and $15 million for the three months ended September 30, 2025 and 2024, respectively, and $30 million and $45 million for the nine months ended September 30, 2025 and 2024, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations. Our Automotive segment’s expenses from operating leases including variable lease costs were $23 million and $25 million for the three months ended September 30, 2025 and 2024, respectively, and $68 million and $72 million for the nine months ended September 30, 2025 and 2024, respectively. Expenses from operating leases are included in other expenses from operations in the condensed consolidated statements of operations.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of September 30, 2025 and December 31, 2024, our Real Estate segment had assets leased to others included in property, plant and equipment of $276 million and $236 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $3 million and $2 million for the three months ended September 30, 2025 and 2024, respectively, and $8 million and $7 million for the nine months ended September 30, 2025 and 2024. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations.

10.  Debt

Debt consists of the following:

	September 30,	December 31,
	2025	2024

	(in millions)
Holding Company:
6.250% senior notes due 2026	$240	$719
5.250% senior notes due 2027	1,384	1,384
4.375% senior notes due 2029	656	656
9.750% senior notes due 2029	698	698
10.000% senior notes due 2029	988	495
9.000% senior notes due 2030	697	747
	4,663	4,699
Reporting Segments:
Energy	1,841	1,919
Automotive	22	31
Food Packaging	140	144
Real Estate	1	1
Home Fashion	21	15
	2,025	2,110
Total Debt	$6,688	$6,809

Holding Company

Holding Company debt is net of unamortized discounts, premiums, debt issuance costs and notes held in treasury.

In August 2025, we, together with Icahn Enterprises Finance Corp., issued an additional $500 million in aggregate principal amount of our existing 10.000% senior secured notes due 2029. The net proceeds from the issuance, together with cash on hand, were used to partially redeem $500 million of the outstanding 6.250% senior secured notes due 2026 on September 5, 2025.

In the nine months ended September 30, 2025, we repurchased in the open market approximately $50 million aggregate principal amount of our 9.000% senior notes due 2030 for total cash paid of $46 million. The repurchased notes were extinguished but were not retired and are held in treasury. As a result of these transactions, we recognized a $3 million gain on extinguishment of debt for the nine months ended September 30, 2025.

Energy

In 2025, certain of our Energy segment’s subsidiaries (the “Term Loan Borrowers”) prepaid $90 million in principal amount of the senior secured term loan facility (the “Term Loan”). As a result of these transactions, CVR Energy recognized a $2 million loss on extinguishment of debt for the nine months ended September 30, 2025.

As of September 30, 2025, total availability under CVR Energy’s Amended and Restated ABL Credit Agreement (“CVR Energy ABL”) and CVR Partners’ ABL Credit Agreement (“CVR Partners ABL”) facilities aggregated to $366 million. The CVR Energy ABL had $25 million of letters of credit outstanding as of September 30, 2025. The CVR Energy ABL matures on June 30, 2027, and the CVR Partners ABL matures on September 26, 2028.

Covenants

We and all of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were $(1) million and less than $1 million for the three months ended September 30, 2025 and 2024, respectively, and $3 million and $2 million for the nine months ended September 30, 2025 and 2024, respectively.

11. Net Income (Loss) Per LP Unit

The components of the computation of basic and diluted income (loss) per LP unit of Icahn Enterprises are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions, except per unit amounts)
Net income (loss) attributable to Icahn Enterprises	$287	$22	$(300)	$(347)
Net income (loss) attributable to Icahn Enterprises allocated to limited partners (98.01% allocation)	$281	$22	$(295)	$(340)

Basic and diluted income (loss) per LP unit:	$0.49	$0.05	$(0.54)	$(0.75)
Basic and diluted weighted average LP units outstanding (1)	575	477	548	452
(1)	Excludes an immaterial amount of unvested RSU awards during the nine months ended September 30, 2025 and 2024.

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

On August 1, 2025, we declared a quarterly distribution in the amount of $0.50 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units, payable September 24, 2025. In September 2025, we distributed 25,614,344 depositary units to unitholders who did not elect to receive cash, of which 24,149,325 were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $77 million, of which $50 million was distributed to Mr. Icahn and his affiliates in September 2025.

At-The-Market Offerings

During the three months ended September 30, 2025, we sold 1,344,766 depositary units pursuant to the Open Market Sale Agreement entered into November 21, 2022, resulting in gross proceeds of $11 million, and during the nine months ended September 30, 2025, we sold 5,156,758 depositary units resulting in gross proceeds of $44 million. As of September 30, 2025, we continue to have effective Open Market Sale Agreements and Icahn Enterprises may sell its depositary units for up to an additional $3 million in aggregate gross sale proceeds pursuant to its Open Market Sale Agreement entered into November 21, 2022 and up to $400 million in aggregate gross sale proceeds pursuant to its Open Market Sale Agreement entered into August 26, 2024.

Repurchase Authorization

On May 9, 2023, the Board of Directors of the General Partner approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”), in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness. The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. On November 6, 2024, the Board re-approved the Repurchase Program, and, pursuant to the reapproved Program, we were reauthorized to repurchase up to $500 million worth of our outstanding fixed-rate senior notes, in addition to the $269 million we repurchased prior to the Board’s reapproval of the Repurchase Program. During the nine months ended September 30, 2025, the Company did not repurchase any of the Company’s depositary units under the Repurchase Program and has repurchased $50 million worth of our outstanding fixed-rate senior notes for cash paid of $46 million. The repurchased notes were extinguished but were not retired and are held in treasury. As of September 30, 2025, we were authorized to repurchase up to $450 million of our senior notes and up to $500 million of our outstanding depositary units, in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness.

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

Condensed Statements of Operations

	Three Months Ended September 30, 2025
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,945	$218	$91	$—	$42	$20	$—	$2,316
Other revenues from operations	—	—	156	—	10	—	2	—	168
Net loss from investment activities	(48)	—	—	—	—	—	—	—	(48)
Interest and dividend income	47	7	—	—	2	—	—	14	70
(Loss) gain on disposition of assets, net	—	(4)	(1)	—	223	—	—	—	218
Other income (loss), net	—	—	—	1	(2)	—	1	1	1
	(1)	1,948	373	92	233	42	23	15	2,725
Expenses:
Cost of goods sold	—	1,395	155	86	—	35	14	—	1,685
Other expenses from operations	—	—	139	—	11	—	—	—	150
Dividend expense	10	—	—	—	—	—	—	—	10
Selling, general and administrative	5	50	112	14	5	12	12	8	218
Restructuring, net	—	—	—	2	—	—	—	—	2
Interest expense	4	30	—	2	—	—	—	86	122
	19	1,475	406	104	16	47	26	94	2,187
(Loss) income before income tax (expense) benefit	(20)	473	(33)	(12)	217	(5)	(3)	(79)	538
Income tax (expense) benefit	—	(84)	12	(18)	—	—	—	(37)	(127)
Net (loss) income	(20)	389	(21)	(30)	217	(5)	(3)	(116)	411
Less: net (loss) income attributable to non-controlling interests	(4)	131	—	(3)	—	—	—	—	124
Net (loss) income attributable to Icahn Enterprises	$(16)	$258	$(21)	$(27)	$217	$(5)	$(3)	$(116)	$287
Supplemental information:
Capital expenditures	$—	$38	$28	$10	$4	$2	$—	$—	$82
Depreciation and amortization	$—	$129	$17	$4	$—	$1	$7	$—	$158

	Three Months Ended September 30, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,834	$216	$101	$6	$47	$27	$—	$2,231
Other revenues from operations	—	—	158	—	23	—	1	—	182
Net loss from investment activities	257	—	—	—	—	—	—	—	257
Interest and dividend income	77	10	1	—	1	—	—	26	115
Gain on disposition of assets, net	—	—	(1)	—	—	—	—	—	(1)
Other income, net	—	2	—	(1)	—	(3)	1	8	7
	334	1,846	374	100	30	44	29	34	2,791
Expenses:
Cost of goods sold	—	1,914	171	86	5	38	13	—	2,227
Other expenses from operations	—	—	133	—	18	—	—	—	151
Dividend expense	14	—	—	—	—	—	—	—	14
Selling, general and administrative	5	47	102	12	5	10	12	9	202
Interest expense	19	27	1	2	—	1	—	80	130
	38	1,988	407	100	28	49	25	89	2,724
(Loss) income before income tax (expense) benefit	296	(142)	(33)	—	2	(5)	4	(55)	67
Income tax (expense) benefit	—	8	9	—	—	—	—	(4)	13
Net (loss) income	296	(134)	(24)	—	2	(5)	4	(59)	80
Less: net (loss) income attributable to non-controlling interests	104	(46)	—	—	—	—	—	—	58
Net (loss) income attributable to Icahn Enterprises	$192	$(88)	$(24)	$—	$2	$(5)	$4	$(59)	$22
Supplemental information:
Capital expenditures	$—	$34	$12	$5	$6	$1	$—	$—	$58
Depreciation and amortization	$—	$90	$19	$5	$3	$2	$7	$—	$126

	Nine Months Ended September 30, 2025
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$5,352	$625	$282	$1	$125	$76	$—	$6,461
Other revenues from operations	—	—	461	—	44	—	3	—	508
Net loss from investment activities	(516)	—	—	—	—	—	—	—	(516)
Interest and dividend income	148	23	2	—	2	—	1	46	222
(Loss) gain on disposition of assets, net	—	(4)	(5)	—	271	—	—	—	262
Other income (loss), net	15	3	—	3	(1)	(1)	1	4	24
	(353)	5,374	1,083	285	317	124	81	50	6,961
Expenses:
Cost of goods sold	—	4,982	443	251	1	99	43	—	5,819
Other expenses from operations	—	—	411	—	44	—	—	—	455
Dividend expense	25	—	—	—	—	—	—	—	25
Selling, general and administrative	12	136	330	39	16	33	39	21	626
Impairment	—	—	—	12	—	—	—	—	12
Restructuring, net	—	—	—	7	—	—	—	—	7
Interest expense	14	101	2	8	—	1	—	253	379
	51	5,219	1,186	317	61	133	82	274	7,323
(Loss) income before income tax benefit	(404)	155	(103)	(32)	256	(9)	(1)	(224)	(362)
Income tax benefit (expense)	—	15	30	(15)	—	—	—	(38)	(8)
Net (loss) income	(404)	170	(73)	(47)	256	(9)	(1)	(262)	(370)
Less: net (loss) income attributable to non-controlling interests	(148)	82	—	(4)	—	—	—	—	(70)
Net (loss) income attributable to Icahn Enterprises	$(256)	$88	$(73)	$(43)	$256	$(9)	$(1)	$(262)	$(300)
Supplemental information:
Capital expenditures	$—	$130	$74	$26	$29	$7	$—	$—	$266
Depreciation and amortization	$—	$307	$51	$14	$11	$4	$21	$—	$408

	Nine Months Ended September 30, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$5,663	$665	$307	$17	$127	$76	$—	$6,855
Other revenues from operations	—	—	476	—	59	—	3	—	538
Net loss from investment activities	(318)	—	—	—	—	—	—	—	(318)
Interest and dividend income	269	30	3	—	1	—	1	76	380
Loss on disposition of assets, net	—	(1)	(5)	—	—	—	—	—	(6)
Other income (loss), net	—	10	—	(3)	—	(3)	1	8	13
	(49)	5,702	1,139	304	77	124	81	84	7,462
Expenses:
Cost of goods sold	—	5,549	473	252	13	98	41	—	6,426
Other expenses from operations	—	—	400	—	50	—	—	—	450
Dividend expense	47	—	—	—	—	—	—	—	47
Selling, general and administrative	15	124	303	36	14	31	32	23	578
Restructuring, net	—	—	—	1	—	—	—	—	1
Interest expense	63	86	2	8	—	1	—	234	394
	125	5,759	1,178	297	77	130	73	257	7,896
(Loss) income before income tax (expense) benefit	(174)	(57)	(39)	7	—	(6)	8	(173)	(434)
Income tax (expense) benefit	—	26	13	(3)	—	—	—	(34)	2
Net (loss) income	(174)	(31)	(26)	4	—	(6)	8	(207)	(432)
Less: net (loss) income attributable to non-controlling interests	(86)	—	—	1	—	—	—	—	(85)
Net (loss) income attributable to Icahn Enterprises	$(88)	$(31)	$(26)	$3	$—	$(6)	$8	$(207)	$(347)
Supplemental information:
Capital expenditures	$—	$124	$40	$10	$15	$3	$—	$—	$192
Depreciation and amortization	$—	$272	$56	$18	$10	$5	$21	$—	$382

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Petroleum products	$1,736	$1,645	4,769	$5,155
Renewable products	45	65	109	123
Nitrogen fertilizer products	164	124	474	385
	$1,945	$1,834	$5,352	$5,663

Automotive

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Automotive Services	$366	$355	$1,054	$1,074
Aftermarket Parts	—	4	2	22
Total revenue from customers	$366	$359	1,056	1,096
Lease revenue outside the scope of ASC 606	8	15	30	45
Total Automotive net sales and other revenues from operations	$374	$374	$1,086	$1,141

Condensed Balance Sheets

	September 30, 2025
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$13	$670	$30	$7	$31	$2	$36	$998	$1,787
Cash held at consolidated affiliated partnerships and restricted cash	2,050	—	8	—	—	3	—	177	2,238
Investments	1,931	18	—	—	88	—	—	—	2,037
Accounts receivable, net	—	253	28	68	14	23	32	—	418
Related party note receivable	—	—	—	—	124	—	—	—	124
Inventories, net	—	509	170	92	—	96	25	—	892
Property, plant and equipment, net	—	2,401	815	133	334	56	—	3	3,742
Goodwill and intangible assets, net	—	144	322	21	—	22	149	—	658
Other assets	1,726	435	432	83	69	12	6	167	2,930
Total assets	$5,720	$4,430	$1,805	$404	$660	$214	$248	$1,345	$14,826
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$1,013	$1,149	$772	$110	$26	$34	$65	$116	$3,285
Securities sold, not yet purchased, at fair value	1,434	—	—	—	—	—	—	—	1,434
Debt	—	1,841	22	140	1	21	—	4,663	6,688
Total liabilities	2,447	2,990	794	250	27	55	65	4,779	11,407

Equity attributable to Icahn Enterprises	2,449	807	1,011	142	633	159	183	(3,434)	1,950
Equity attributable to non-controlling interests	824	633	—	12	—	—	—	—	1,469
Total equity	3,273	1,440	1,011	154	633	159	183	(3,434)	3,419
Total liabilities and equity	$5,720	$4,430	$1,805	$404	$660	$214	$248	$1,345	$14,826

	December 31, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$9	$987	$133	$6	$25	$4	$42	$1,397	$2,603
Cash held at consolidated affiliated partnerships and restricted cash	2,449	—	8	—	2	4	—	173	2,636
Investments	2,272	24	—	—	14	—	—	—	2,310
Accounts receivable, net	—	295	30	75	14	28	37	—	479
Inventories, net	—	502	168	109	—	93	25	—	897
Property, plant and equipment, net	—	2,504	808	124	350	53	—	4	3,843
Goodwill and intangible assets, net	—	159	328	21	—	19	170	—	697
Other assets	1,660	280	464	90	90	19	7	204	2,814
Total assets	$6,390	$4,751	$1,939	$425	$495	$220	$281	$1,778	$16,279
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$817	$1,509	$809	$107	$42	$43	$72	$77	$3,476
Securities sold, not yet purchased, at fair value	1,373	—	—	—	—	—	—	—	1,373
Debt	—	1,919	31	144	1	15	—	4,699	6,809
Total liabilities	2,190	3,428	840	251	43	58	72	4,776	11,658

Equity attributable to Icahn Enterprises	2,703	685	1,099	159	447	162	209	(2,998)	2,466
Equity attributable to non-controlling interests	1,497	638	—	15	5	—	—	—	2,155
Total equity	4,200	1,323	1,099	174	452	162	209	(2,998)	4,621
Total liabilities and equity	$6,390	$4,751	$1,939	$425	$495	$220	$281	$1,778	$16,279

13.  Income Taxes

For the three months ended September 30, 2025, we recorded an expense of $127 million on pre-tax income of $538 million compared to an income tax benefit of $13 million on pre-tax income of $67 million for the three months ended September 30, 2024. Our effective income tax rate was 23.7% and (19.4%) for the three months ended September 30, 2025 and 2024, respectively.

For the three months ended September 30, 2025, the effective tax rate was higher than the statutory federal rate of 21%, for corporations, primarily due to changes in valuation allowances offset in part by changes in pre-tax earnings attributable to noncontrolling interests. For the three months ended September 30, 2024, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership gains for which there was no tax expense as such income is allocated to the partners.

For the nine months ended September 30, 2025, we recorded an income tax expense of $8 million on pre-tax loss of $362 million compared to an income tax benefit of $2 million on pre-tax loss of $434 million for the nine months ended September 30, 2024. Our effective income tax rate was (2.2) % and 0.5% for the nine months ended September 30, 2025 and 2024, respectively.

For the nine months ended September 30, 2025, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to changes in the valuation allowance and from partnership losses for which there was no tax benefit as such losses are allocated to the partners. For the nine months ended September 30, 2024, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to changes in the valuation allowance and from partnership losses for which there was no tax benefit as such losses are allocated to the partners.

14.  Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits, Net
	of Tax	of Tax	Total

	(in millions)
Balance, December 31, 2024	$(40)	$(21)	$(61)
Other comprehensive loss before reclassifications, net of tax	7	1	8
Other comprehensive loss, net of tax	7	1	8
Balance, September 30, 2025	$(33)	$(20)	$(53)

	Translation	Post-Retirement
	Adjustments, Net	Benefits, Net
	of Tax	of Tax	Total

(in millions)
Balance, December 31, 2023	$(33)	$(22)	$(55)
Other comprehensive loss before reclassifications, net of tax	—	—	—
Other comprehensive loss, net of tax	—	—	—
Balance, September 30, 2024	$(33)	$(22)	$(55)

15.  Other Income, Net

Other income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Equity earnings from non-consolidated affiliates	$1	$3	$3	$10
Foreign currency transaction (loss) gain	2	—	3	(2)
Gain on extinguishment of debt, net	(1)	10	2	8
Other	(1)	(6)	16	(3)
	$1	$7	$24	$13

16.  Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect human health and safety and the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities on an undiscounted basis were $3 million and $3 million as of September 30, 2025 and December 31, 2024, respectively, primarily within our Energy segment, which are included in accrued expenses and other liabilities in our condensed consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

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

On August 22, 2025, the EPA issued a decision document to WRC affirming the validity of its previous grants of WRC’s petitions for small refinery hardship relief under the RFS for WRC’s 2017 and 2018 compliance periods, granting 100 percent waivers for WRC’s 2019 and 2021 compliance periods and granting 50 percent waivers for its 2020, 2022, 2023 and 2024 compliance periods (the “2025 SRE Decision”). Based on this decision, WRC’s obligations for the 2020 through 2024 compliance periods were reduced by more than 424 million RINs, representing approximately $488 million. WRC timely complied with its RFS obligations for the 2023 and prior compliance periods by the October 1, 2025 deadline set forth in the 2025 SRE Decision. In July 2025, the EPA’s partial waiver of the 2024 cellulosic biofuel volume requirement was published in the Federal Register, making the RFS compliance reporting deadline for all obligated parties for the 2024 compliance period December 1, 2025.

Taking into account the 2025 SRE decision that resulted in a benefit of $488 million, our Energy segment recognized, net of RINS sales, a benefit of $417 million and an expense of $86 million for the three months ended September 30, 2025 and 2024, respectively, and a benefit of $171 million and an expense of $65 million for the nine months ended September 30, 2025 and 2024, respectively, for CVR Energy’s obligated-party subsidiaries’ compliance with the RFS (based on the 2020 through 2025 annual RVO, excluding the impacts of any exemptions or waivers to which the obligated-party subsidiaries may be entitled). These recognized amounts are included in cost of goods sold in the consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Energy’s obligated-party subsidiaries may be entitled), the remaining position is valued using RIN market prices at period end using each specific or closest vintage year. As of September 30, 2025 and December 31, 2024, CVR Energy’s obligated-party subsidiaries’ RFS position was $93 million and $323 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Our Energy segment continues to accrue WRC’s 2025 RFS obligation at 100% of the required amount, as no waiver has yet been granted for that compliance year. Our Energy segment estimates that WRC’s 2025 obligation will represent approximately 120 million RINs as of the end of the current fiscal year absent a waiver.

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

Energy

Renewable Fuel Standard Litigation – WRC’s previous legal challenges against the EPA relating to WRC’s SRE petitions for its historical compliance periods were effectively mooted by the 2025 SRE Decision. On October 27, 2025, WRC filed in the United States Circuit Court for the District of Columbia Circuit (the “DC Circuit”) a petition for review of the 2025 EPA Decision as respect to WRC’s 2020, 2022, 2023 and 2024 SREs, primarily intended to preserve WRC’s rights to challenge scoring and decisions relating to WRC’s future SRE petitions; similar petitions for review of the 2025 SRE Decision were filed by multiple other refineries and others.  Also in August 2025, the EPA requested additional information from WRC relating to its SRE petition for the 2025 compliance period, which WRC submitted in July 2025, ruling on which WRC believes was due from the EPA in October 2025. WRC is currently evaluating such request and any actions WRC may take relating to its SRE petition for the 2025 compliance period. As these matters are in their earliest stages, the Company cannot yet determine the impact thereof, or any actions of the EPA relating thereto, could have on WRC’s past, current, and future obligations under the RFS or the Company’s financial position, results of operations, or cash flows, which could be material.

Wynnewood Refinery 2023 Fire Claim – In August 2025, plaintiffs in a lawsuit filed by three contractor employees alleging personal injuries arising from the 2023 fire at the Wynnewood Refinery owned and operated by CVR Energy subsidiaries issued a settlement demand in the amount of $60 million. CVR Energy disputes plaintiffs’ claims and has tendered defense and indemnity of the lawsuit to certain of its contractors and carriers. Trial is currently set for January 6, 2026. While CVR Energy is defending itself, if this matter is ultimately concluded in a manner adverse to CVR Energy, it could have a material effect on CVR Energy’s financial position, results of operations, or cash flows.

CRNF Ammonia Release – In October 2025, a lawsuit was filed against CVR Energy in the 268th Judicial District Court of Fort Bend County, Texas alleging damages arising from an ammonia release that occurred at the fertilizer facility owned and operated by a CVR Energy affiliate in October 2025, following which multiple individuals were transported to hospitals for evaluation and treatment. As this matter is in its earliest stages, CVR Energy cannot yet determine whether this incident could have a material adverse effect on CVR Energy’s financial position, results of operations, or cash flows.

Guaranty Dispute – In October 2025, a subsidiary of CVR Energy entered into a stipulation with Exxon Mobil Corporation (“XOM”) in connection with the lawsuit it filed in the Superior Court of the State of Delaware disputing the validity of an alleged guaranty claimed by XOM to have been issued in its favor in 1993 extending all deadlines under the litigation until December 1, 2025. As this matter remains in its early stages, the Company cannot yet determine whether its outcome will have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 86% of Icahn Enterprises’ outstanding depositary units as of September 30, 2025. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which include the liabilities of a pension plan sponsored by Viskase. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase plan have been met as of September 30, 2025. If the plan was voluntarily terminated, it would be underfunded by approximately $21 million as of September 30, 2025. These results are based on the most recent information provided by the plans’ actuary. This liability could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase pension plan. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entity to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plan.

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

17.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Nine Months Ended September 30,
	2025	2024

	(in millions)
Cash payments for interest	$(360)	$(287)
Cash payments for income taxes, net of payments	(11)	(66)
Recognition of related party note receivable	124	—
Recognition of equity method investment	74

18. Subsequent Events

Icahn Enterprises

Transfer of assets

In October 2025, our Automotive segment completed the transfer of a group of owned real estate properties to our Real Estate segment. The transaction was completed at historical cost and accounted for as an asset acquisition under ASC 805, consistent with common control accounting guidance. The assets transferred include land, buildings, leasehold improvements, and in-place leases previously held by the Automotive segment. Following the transfer, the Real Estate segment assumed control of the properties and will manage and lease them as part of its ongoing operations.

This transfer resulted in a material change to the net assets of the Automotive reporting unit. As such, the Company considered this a triggering event for potential impairment and is in process of performing a quantitative impairment assessment as of October 1, 2025, in accordance with the guidance in ASC 350 and ASC 360. As of the date of this filing, the impairment analysis is ongoing and not yet complete and any potential impairment cannot be estimated at this time.

LP Unit Distribution

On November 3, 2025, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about December 24, 2025 to depositary unitholders of record at the close of business on November 17, 2025. Depositary unitholders will have until December 12, 2025 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending December 19, 2025. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2025 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 26, 2025.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2025 representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 86% of Icahn Enterprises’ outstanding depositary units as of September 30, 2025.

Recent Developments

Energy

In August 2025, the U.S. Environmental Protection Agency (the “EPA”) issued a decision document to a subsidiary of our Energy segment, Wynnewood Refining Company, LLC (“WRC”), affirming the validity of its previous grant of WRC’s petitions for small refinery hardship relief under the Renewal Fuel Standards (“RFS”) for WRC’s 2017 and 2018 compliance periods, granting 100 percent waivers for WRC’s 2019 and 2021 compliance periods and granting 50 percent waivers for its 2020, 2022, 2023 and 2024 compliance periods (the “2025 SRE Decision”). Based on this decision, WRC’s obligation for the 2020 through 2024 compliance periods were reduced by more than 424 million RINs, representing approximately $488 million. Refer to Note 16 “Commitments and Contingencies” of these condensed consolidated financial statements for further discussion.

Further, during the third quarter of 2025, our Energy segment decided to revert the renewable diesel unit (“RDU”) back to hydrocarbon processing service at its next scheduled catalyst change in December 2025, given unfavorable economics of the renewables business and to relieve certain logistical constraints within the refining business. CVR Energy expects to maintain the option to switch back to renewable diesel service if economically incentivized to do so.

Viskase Private Placement

In March and September 2025, Viskase completed equity private placements whereby we acquired an additional 7,142,858 and 7,042,254 shares of Viskase common stock for a purchase price of $15 million and $5 million, respectively. As of September 30, 2025, we owned approximately 92% of the total outstanding common stock of Viskase.

Viskase Merger Agreement

On June 20, 2025, Viskase, our majority owned subsidiary, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Enzon Pharmaceuticals, Inc. (“Enzon”), of which we own 36,056,636 shares of common stock, which represents approximately 49% of the outstanding common stock of Enzon, and 39,277 shares of Enzon’s Series C Non-Convertible Redeemable Preferred Stock, which represents approximately 98% of the outstanding shares of such preferred stock, and Icahn Enterprises Holdings and certain of its affiliates entered into a Support Agreement pursuant to which, among other things, it agreed to vote its shares of Enzon and Viskase in favor of the merger. On October 24, 2025, Enzon and Viskase entered into Amendment No. 1 to the Merger Agreement, and Enzon, Viskase and Icahn Enterprises Holdings entered into Amendment No 1. to the Support Agreement. Pursuant to the Merger Agreement, as amended and the Support Agreement, as amended, each share of Viskase common stock and each share of Enzon’s Series C Non-Convertible Redeemable Preferred Stock held by us will be converted into shares of Enzon common stock. Following the consummation of the merger, it is anticipated that the combined company will operate under the name “Viskase Holdings, Inc.” The merger is expected to close in the first quarter of 2026, subject to approval by Enzon’s stockholders and other customary closing conditions. Following the completion of the merger, we anticipate that we will own between approximately 92% and 93% of the combined company, with our ultimate ownership percentage dependent upon the number of shares of Enzon Series C Non-Convertible Redeemable Preferred Stock elected to be converted into shares of Enzon common stock by holders other than us.

Real Estate

In August 2025, our Real Estate segment sold certain properties for total consideration, included loan origination fees, of $247 million, resulting in a pre-tax gain on disposition of assets of $223 million. Refer to Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” and Note 3 “Related Party Transactions” of these condensed consolidated financial statements for further discussion.

Potential Strategic Transactions

As previously disclosed, we are considering, with CVR Energy, Inc. (“CVR Energy”), potential strategic transactions available to CVR Energy and its subsidiaries, which may include the acquisition of additional entities, assets or businesses, including the acquisition of material amounts of refining assets through negotiated mergers and/or stock or asset purchase agreements by CVR Energy or its subsidiaries, and/or strategic options involving CVR Partners, LP, a controlled subsidiary of CVR Energy (“CVR Partners”). There is no assurance that any of the aforementioned or previously disclosed or other transactions will develop or materialize, or if they do, as to their timing. As of September 30, 2025 we own approximately 70% of the total outstanding common stock of CVR Energy and approximately 3% of the total outstanding common units of CVR Partners. As of September 30, 2025, CVR Energy, through its subsidiaries, held approximately 37% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests.

Automotive Real Estate

In October 2025, our Automotive segment completed the transfer of a group of owned real estate properties to our Real Estate segment. Refer to Note 18 “Subsequent Events” of these condensed consolidated financial statements for further discussion.

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

Potential supply chain disruptions, geopolitical and economic instability, volatility in energy prices, the impacts of increasing electric vehicles and liquid natural gas and other improvements in fuel efficiencies and changes in regulatory policies could adversely affect operations, in particular in our Energy segment. Our ability to generate sufficient cash from our operating activities in the current commodity price environment, sell non-core assets, access capital markets, incur additional debt or take any other action to improve our liquidity is subject to the risks discussed in this Quarterly Report on Form 10-Q and elsewhere in our periodic reports and the other risks and uncertainties that exist in our industry, and depends on our future operational performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control. Furthermore, shifts in demand and tightening credit market conditions could impact our financial stability. Increased tariffs, both by the U.S. and globally, ongoing and future trade conflicts and changes in U.S. economic trade policy, and economic uncertainly has led to increased volatility. The impact of tariffs and associated impacts on global trade have not significantly affected our operating businesses as of September 30, 2025.

The comparability of our summarized consolidated financial results presented below is affected primarily by the performance of the Investment Funds and the results of operations of our Energy segment, impacted by the demand and pricing for its products. Refer to our respective segment discussions and “Other Consolidated Results of Operations,” below for further discussion.

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024

	(in millions)
Investment	$(1)	$334	$(20)	$296	$(16)	$192
Holding Company	15	34	(116)	(59)	(116)	(59)

Other Operating Segments:
Energy	1,948	1,846	389	(134)	258	(88)
Automotive	373	374	(21)	(24)	(21)	(24)
Food Packaging	92	100	(30)	—	(27)	—
Real Estate	233	30	217	2	217	2
Home Fashion	42	44	(5)	(5)	(5)	(5)
Pharma	23	29	(3)	4	(3)	4
Other operating segments	2,711	2,423	547	(157)	419	(111)
Consolidated	$2,725	$2,791	$411	$80	$287	$22

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024

	(in millions)
Investment	$(353)	$(49)	$(404)	$(174)	$(256)	$(88)
Holding Company	50	84	(262)	(207)	(262)	(207)

Other Operating Segments:
Energy	5,374	5,702	170	(31)	88	(31)
Automotive	1,083	1,139	(73)	(26)	(73)	(26)
Food Packaging	285	304	(47)	4	(43)	3
Real Estate	317	77	256	—	256	—
Home Fashion	124	124	(9)	(6)	(9)	(6)
Pharma	81	81	(1)	8	(1)	8
Other operating segments	7,264	7,427	296	(51)	218	(52)
Consolidated	$6,961	$7,462	$(370)	$(432)	$(300)	$(347)

Investment

We invest our proprietary capital through various private investment funds (“Investment Funds”). As of September 30, 2025 and December 31, 2024, we had investments with a fair market value of approximately $2.4 billion and $2.7 billion, respectively in the Investment Funds. As of September 30, 2025 and December 31, 2024, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $0.8 billion and $1.5 billion, respectively. As of September 30, 2025, Mr. Icahn and his affiliates have pledged approximately $513 million of interests in the Investment Funds.

Our Investment segment’s results of operations are reflected in net income in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of September 30, 2025.

For the three months ended September 30, 2025 and 2024, our Investment Funds’ returns were (0.5)% and 7.6%, respectively. For the nine months ended September 30, 2025 and 2024, our Investment Funds’ returns were (9.3)% and (1.9)%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses. The Other category is primarily comprised of interest income earned on cash balances, collateral posted to counterparties and short rebates.

The following tables set forth the performance attribution and net income (loss) for the Investment Funds’ returns for the three and nine months ended September 30, 2025 and 2024, respectively, and includes performance of all investment and derivative position types including the impact of the use of leverage through options, short sales, swaps, forwards and other derivative instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Long positions	10.2%	10.4%	6.6%	3.3%
Short positions	(11.6)%	(4.4)%	(18.7)%	(9.0)%
Other	0.9%	1.6%	2.8%	3.8%
	(0.5)%	7.6%	(9.3)%	(1.9)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Long positions	$342	$403	$86	$43
Short positions	(393)	(171)	(599)	(409)
Other	33	64	111	192
	$(18)	$296	$(402)	$(174)

Three Months Ended September 30, 2025 and 2024

For the three months ended September 30, 2025, the Investment Funds’ negative performance was primarily driven by net losses in short positions, offset in part by net gains in long positions. The negative performance of our Investment segment’s short positions was driven primarily by net losses in the energy sector of $178 million and net losses from broad market hedges of $147 million. The positive performance of our Investment segment’s long positions was primarily driven by net gains from the communications and utilities sectors of $304 million.

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

Nine Months Ended September 30, 2025 and 2024

For the nine months ended September 30, 2025, the Investment Funds’ negative performance was primarily driven by net losses in short positions, offset in part by net gains in long positions. The negative performance of our Investment segment’s short positions was primarily driven by net losses from the energy sector of $292 million and net losses from broad market hedges of $210 million. The positive performance of our Investment segment’s long positions was driven primarily by net gains from the communications and utilities sectors of $452 million, offset in part by net losses from the healthcare, industrial and materials sectors of $366 million.

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

Energy

Our Energy segment is primarily engaged in the petroleum refining, renewable fuels and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 89% and 91% of our Energy segment’s net sales for the nine months ended September 30, 2025 and 2024, respectively.

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

In addition to geopolitical conditions, such as the continued conflicts and tensions in the Middle East and the impact of the Russia/Ukraine conflict, there are long-term factors such as increased tariffs, ongoing and future trade conflicts and changes in U.S. economic trade policy that may impact the demand for and inventory of refined products. These factors include mandated renewable fuels standards, proposed and enacted climate change laws and regulations, and increased mileage and emissions standards for vehicles. The petroleum business is also subject to the EPA’s Renewable Fuel Standard (“RFS”), which, each year, absent exemptions or waivers, requires the operating companies in our Energy segment to blend “renewable fuels” with their transportation fuels, purchase renewable identification numbers (“RINs”), to the extent available, in lieu of blending, or face liability. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include but are not limited to the availability of RINs for purchase, the actions of RINs market participants including non-obligated parties, transportation fuel and renewable diesel production levels and pricing, the availability of alternative or supporting credits for renewable fuel producers, the mix of the petroleum business’ petroleum products, the refining margin of the petroleum business and other factors, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which the petroleum business’ obligated-party subsidiaries may be entitled. The costs to comply with the RFS are also impacted by, and dependent upon the outcome of, the numerous lawsuits filed by multiple refiners including the petroleum business’ obligated-party subsidiaries, biofuels groups and others. Refer to Note 16, “Commitments and Contingencies,” to the consolidated financial statements for further discussion of RINs.

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

The following table presents our Energy segment’s net sales, cost of goods sold and gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Net sales	$1,945	$1,834	$5,352	$5,663
Cost of goods sold	1,395	1,914	4,982	5,549
Gross profit	$550	$(80)	$370	$114
Gross margin	28%	(4)%	7%	2%

Three Months Ended September 30, 2025 and 2024

Net sales for our Energy segment increased by $111 million (6%) for the three months ended September 30, 2025 as compared to the comparable prior year period due to an increase in our petroleum business’ net sales of $91 million and an increase in our nitrogen fertilizer business’ net sales by $40 million over the comparable period, offset in part by a decrease in our renewable business’ net sales of $20 million. The increase in the petroleum business’ net sales was driven by higher sales volumes as a result of increased throughput volumes combined with higher distillate prices in the current year period, offset in part by lower gasoline prices in the current year period. Our nitrogen fertilizer business’ net sales increased primarily due to favorable urea ammonium nitrate (“UAN”) and ammonia sales prices, offset in part by decreased UAN and ammonia sales volumes. Our renewables business’ net sales decreased due to the expiration of the blenders tax credit, offset in part by increased biodiesel RIN prices.

Cost of goods sold for our Energy segment decreased by $519 million (27%) for the three months ended September 30, 2025 as compared to the comparable prior year period. The decrease was primarily from our petroleum business, mainly due to favorable RFS impacts of $473 million, which includes favorable adjustments of $488 million related to the SRE decision, offset in part by unfavorable RINs revaluation of $15 million. Gross profit for our Energy segment increased by $630 million for the three months ended September 30, 2025 as compared to the comparable prior year period. Gross margin was 28% and (4)% for the three months ended September 30, 2025 and 2024, respectively.

Nine Months Ended September 30, 2025 and 2024

Net sales for our Energy segment decreased by $311 million (5%) for the nine months ended September 30, 2025 as compared to the comparable prior year period due to a decrease in our petroleum business’ net sales of $386 million and a decrease in our renewable business’ net sales of $14 million, offset in part by an increase in our nitrogen fertilizer business’ net sales by $89 million over the comparable period. The decrease in the petroleum business’ net sales was driven by lower throughput volumes as a result of planned maintenance at the Coffeyville Refinery combined with lower gasoline and distillate prices. Our renewables business’ net sales decreased due to the expiration of the blenders tax credit, offset in part by increased biodiesel RIN prices. Our nitrogen fertilizer business’ net sales increased primarily due to favorable urea ammonium nitrate (“UAN”) sales volumes and prices combined with favorable ammonia sales prices, offset in part by decreased ammonia sales volumes.

Cost of goods sold for our Energy segment decreased by $567 million (10%) for the nine months ended September 30, 2025 as compared to the comparable prior year period. The decrease was primarily from our petroleum business, mainly due to favorable RFS impacts in the current period and lower production in the prior year as a result of planned maintenance at the Coffeyville Refinery. Gross profit for our Energy segment increased by $256 million for the nine months ended September 30, 2025 as compared to the comparable prior year period. Gross margin was 7% and 2% for the nine months ended September 30, 2025 and 2024, respectively. The increase in gross margin was primarily attributable to the petroleum business, as a result of favorable RFS impacts and higher refining margins driven by improved gasolines and distillate crack spreads, primarily due to lower inventory levels and improving demand trends in the current year period, offset in part by lower sales volumes in the current year period.

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

In connection with its transformation plan, the Automotive segment leases available and excess real estate in certain locations under long-term operating leases previously utilized by the Aftermarket Parts business. During this multi-year transformation plan, the Automotive segment has continued investing capital to repurpose these locations for future multi-tenant use. In October 2025, we executed on the next phase of the transformation plan in which the Automotive segment transferred the majority of its owned real estate to the Real Estate segment. The Automotive Services business entered into fair market value lease agreements with the Real Estate segment, which will not impact consolidated cash flows but will result in increased cash outflows from the Automotive segment. We believe this will reduce the Automotive Services business’s focus on real estate activities and allow it to focus on managing its core business and executing its strategy.

During the fourth quarter of 2024, the Automotive segment entered into an agreement with a tenant to terminate a group of leases, effective March 31, 2025. As a result of this termination, the segment received a lump sum termination fee and has additional excess real estate available to lease, which has resulted in reduced cash flows during the anticipated lease-up period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Net sales and other revenues from operations	$366	$359	$1,056	$1,096
Cost of goods sold and other expenses from operations	271	279	786	801
Gross profit	$95	$80	$270	$295
Gross margin	26%	22%	26%	27%

Three Months Ended September 30, 2025 and 2024

Net sales and other revenues from operations for our Automotive segment for the three months ended September 30, 2025 increased by $7 million (2%) as compared to the comparable prior year period. The increase was attributable to an increase in Automotive Services revenues of $11 million (3%), offset in part by a decrease in Aftermarket Parts revenues of $4 million, due to the exit of the Aftermarket Parts business. The increase in Automotive Services revenue was primarily attributable to an increase in customer average price and car count.

Cost of goods sold and other expenses from operations for the three months ended September 30, 2025 decreased by $8 million (3%) as compared to the comparable prior year period. The decrease was primarily attributable to a one-time inventory reserve in the comparable prior period offset in part by an increase in sales. Gross profit for the three months ended September 30, 2025 increased by $15 million (19%) from the comparable prior year period. Gross margin was 26% and 22% for the three months ended September 30, 2025 and 2024, respectively. The increase in gross margin was primarily attributable to a one-time inventory reserve in the comparable prior period.

Nine Months Ended September 30, 2025 and 2024

Net sales and other revenues from operations for our Automotive segment for the nine months ended September 30, 2025 decreased by $40 million (4%) as compared to the comparable prior year period. The decrease was attributable to a decrease in Automotive Services revenues of $20 million (2%) and a decrease in Aftermarket Parts revenues of $20 million (91%), due to the exit of the Aftermarket Parts business. The decrease in Automotive Services revenue was primarily attributable to the strategic closure of select underperforming locations.

Cost of goods sold and other expenses from operations for the nine months ended September 30, 2025 decreased by $15 million (2%) as compared to the comparable prior year period. The decrease was primarily attributable to lower revenues in Automotive Services and a one-time inventory reserve in the comparable prior period. Gross profit for the nine months ended September 30, 2025 decreased by $25 million (8%) from the comparable prior year period. Gross margin was 26% and 27% for the nine months ended September 30, 2025 and 2024, respectively. The decline in gross margin was primarily due to strategic investments in shop labor.

Food Packaging

Our Food Packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

During the first quarter of 2025, the segment commenced implementation of a restructuring plan designed to enhance operational efficiency and margin performance. The plan includes the consolidation of our North American facilities into a single, centralized location, along with investments in upgraded equipment at that facility. These actions are intended to support increased production volumes while reducing costs and waste. Implementation of the plan is causing interim disruption, but its objective is to maintain global production capability while achieving improved cost structure. The restructuring activities are expected to be substantially completed during the first half of 2026. However, we do not expect the segment to realize the efficiency and performance gains from the restructuring until later in 2026, if at all. During the nine months ended September 30, 2025, the segment has recognized $7 million of restructuring expenses, which include employee severance costs and facility consolidation expenses, as well as $12 million of asset impairment charges. We have provided an additional $5 million through a private placement offering to our Food Packaging segment, bringing the aggregate to $20 million during the nine months ended September 30, 2025. If we had not provided additional capital the segment would not have met its debt obligations. The segment may require additional funding to meet future debt obligations.

Three Months Ended September 30, 2025 and 2024

Net sales for the three months ended September 30, 2025 decreased $10 million (10%) as compared to the comparable prior year period. The decrease was primarily due to lower volumes of $11 million, offset in part by an increase in price and product mix of $1 million. Cost of goods sold for the three months ended September 30, 2025 was flat as compared to the comparable prior year period. Gross margin as a percentage of net sales was 5% and 15% for the three months ended September 30, 2025 and 2024, respectively.

Nine Months Ended September 30, 2025 and 2024

Net sales for the nine months ended September 30, 2025 decreased $25 million (8%) as compared to the comparable prior year period. The decrease was primarily due to lower volumes of $18 million and a decrease in price of $8 million, offset in part by favorable effects of foreign exchange of $1 million. Cost of goods sold for the nine months ended September 30, 2025 decreased $1 million (1%) as compared to the comparable prior year period, primarily due to effects of lower manufacturing performance. Gross margin as a percentage of net sales was 11% and 18% for the nine months ended September 30, 2025 and 2024, respectively.

Real Estate

Our Real Estate segment consists of investment properties which includes land, retail, office and industrial properties leased to corporate tenants, the development and sale of single-family homes, and the operations of a resort and a country club. Sales of single-family homes and investment properties are included in net sales in our consolidated statements of operations. Results from operations at investment properties and our country clubs are included in other revenues from operations in our consolidated statements of operations. Revenue from our real estate operations for the three and nine months ended September 30, 2025 and 2024 was primarily derived from the sale of single-family homes and country club operations.

The Real Estate segment is actively marketing certain properties for sale. In June 2025, we closed on the sale of a country club which resulted in a gain of $47 million. The country club generated approximately $33 million of revenue in the full year of 2024. In August 2025, we closed on the sale of certain properties, which resulted in a gain of $223 million. These properties generated approximately $3 million in annual lease revenue. As a result of these sales, we expect a corresponding reduction in other revenues from operations on an annualized basis.

In October 2025, our Automotive segment completed the transfer of a group of owned real estate properties to our Real Estate segment. Following the transfer, the Real Estate segment assumed control of the properties and will manage and lease them as part of its ongoing operations. The Real Estate segment will lease properties to the Automotive segment, which will not impact consolidated cash flows but will result in increased cash inflows to the Real Estate segment.

Three Months Ended September 30, 2025 and 2024

Net sales for the three months ended September 30, 2025 decreased $6 million (100%) as compared to the comparable prior year period due to the decrease in single-family home sales. Cost of goods sold for the three months ended September 30, 2025 decreased $5 million (100%) as compared to the prior year period. Gross margin as a percentage of net sales was 0% and 17% for the three months ended September 30, 2025 and 2024, respectively.

Other revenues from operations for the three months ended September 30, 2025 decreased $13 million (57%) as compared to the comparable prior year period due to the sale of a country club in the second quarter of 2025. Other expenses from operations for the three months ended September 30, 2025 decreased by $7 million (39%) as compared to the comparable prior year period.

Nine Months Ended September 30, 2025 and 2024

Net sales for the nine months ended September 30, 2025 decreased $16 million (94%) as compared to the comparable prior year period due to the decrease in single-family home sales. Cost of goods sold for the nine months ended September 30, 2025 decreased $12 million (92%) as compared to the prior year period. Gross margin as a percentage of net sales was 0% and 24% for the nine months ended September 30, 2025 and 2024.

Other revenues from operations for the nine months ended September 30, 2025 decreased $15 million (25%) as compared to the comparable prior year period due to the sale of a country club in the second quarter of 2025. Other expenses from operations for the nine months ended September 30, 2025 decreased $6 million (12%) as compared to the comparable prior year period.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended September 30, 2025 and 2024

Net sales for the three months ended September 30, 2025 decreased by $5 million (11%) as compared to the comparable prior year period mostly due to lower demand from our US retail and hospitality business. Cost of goods sold for the three months ended September 30, 2025 decreased $3 million (8%) mostly due to lower volumes as compared to the comparable prior year period. Gross margin as a percentage of net sales was 17% and 19% for the three months ended September 30, 2025 and 2024, respectively.

Nine Months Ended September 30, 2025 and 2024

Net sales for the nine months ended September 30, 2025 decreased by $2 million (2%) as compared to the comparable prior year period mostly due to lower demand from our US hospitality business. Cost of goods sold for the nine months ended September 30, 2025 increased by $1 million (1%) compared to the comparable prior year period mostly due to customer mix. Gross margin as a percentage of net sales was 21% and 23% for the nine months ended September 30, 2025 and 2024, respectively.

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

Pursuant to previously announced settlement agreements, in 2025, two competitors launched competing generic products to the patent protected weight loss treatment sold within our Pharma segment in the United States, which has caused, and we anticipate will continue to cause, a moderate reduction of prescription volume in the retail pharmacy market in the United States. The Pharma segment has launched its weight loss treatment in the UAE and in several EU countries including Poland, Denmark, Finland, Sweden and Iceland. Additionally, launches in twelve other European countries and six additional countries in the Middle East are planned. Our Pharma segment anticipates these new launches will eventually offset the lost revenue in the US.

Three Months Ended September 30, 2025 and 2024

Net sales for the three months ended September 30, 2025 decreased $7 million (26%) as compared to the comparable prior year period primarily due to increased generic competition in the anti-obesity market resulting in decreased sales. Cost of goods sold for the three months ended September 30, 2025 was flat as compared to the comparable prior year period primarily due to product mix. Gross margin as a percentage of net sales was 30% and 52% for the three months ended September 30, 2025 and 2024, respectively.

Nine Months Ended September 30, 2025 and 2024

Net sales for the nine months ended September 30, 2025 was flat as compared to the comparable prior year period. Cost of goods sold for the nine months ended September 30, 2025 increased $2 million (5%) as compared to the comparable prior year period primarily due to product mix. Gross margin as a percentage of net sales was 43% and 46% for the three months ended September 30, 2025 and 2024, respectively.

Holding Company

Our Holding Company’s results of operations primarily reflect the interest expense on its senior notes for each of the three and nine months ended September 30, 2025 and 2024.

Other Consolidated Results of Operations

Selling, General and Administrative

Three Months Ended September 30, 2025 and 2024

Our consolidated selling, general and administrative costs during the three months ended September 30, 2025 increased by $16 million (8%) as compared to the comparable prior year period. The increase was primarily due to higher costs in the Automotive segment of $10 million mostly related to increased marketing and payroll expenses.

Nine Months Ended September 30, 2025 and 2024

Our consolidated selling, general and administrative costs during the nine months ended September 30, 2025 increased by $48 million (8%) as compared to the comparable prior year period. The increase was primarily due to higher costs in the Automotive segment of $27 million mostly related to increased marketing and payroll expenses and the Energy segment of $12 million.

Interest Expense

Three Months Ended September 30, 2025 and 2024

Our consolidated interest expense during the three months ended September 30, 2025 decreased by $8 million (6%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense in our Investment segment of $15 million attributable to changes in short exposure composition, offset in part by higher interest expense in our Holding Company segment of $6 million.

Nine Months Ended September 30, 2025 and 2024

Our consolidated interest expense during the nine months ended September 30, 2025 decreased by $15 million (4%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense in our Investment segment of $49 million attributable to changes in short exposure composition, offset in part by higher interest expense in our Holding Company segment of $19 million and our Energy segment of $15 million.

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

Liquidity and Capital Resources

Holding Company Liquidity

We are a holding company. Our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units depends on the cash flow resulting from divestitures, equity offerings and debt financings, interest income, returns on our interests in the Investment Funds and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include receipt of dividends and distributions from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt or distributions on our depositary units could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. In October 2024, CVR Energy, our subsidiary in our Energy segment, elected to suspend payment of its cash dividend, and continued not to pay dividends in the first, second and third quarters of 2025, which reduced our cash flow for the relevant periods. In addition, our subsidiaries are not obligated to make funds available to us and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements.

As of September 30, 2025, our Holding Company had cash and cash equivalents of approximately $1.0 billion and total debt of approximately $4.7 billion. As of September 30, 2025, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $2.4 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity,” including under “Investment Funds Redemptions,” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

Holding Company aggregate outstanding face amount of senior notes consist of the following:

	September 30,	December 31,
	2025	2024

	(in millions)
6.250% senior notes due 2026	250	750
5.250% senior notes due 2027	1,455	1,455
4.375% senior notes due 2029	750	750
9.750% senior notes due 2029	700	700
10.000% senior notes due 2029	1,000	500
9.000% senior notes due 2030	750	750
Aggregate outstanding face amount of senior notes	4,905	4,905
Less: Unamortized discounts, premiums, and debt issuance costs	(17)	(10)
Less: Notes held in treasury (1)	(225)	(196)
Total Debt	$4,663	$4,699
(1)	At September 30, 2025 total debt is net of notes held in treasury of $10 million aggregate principal amount of our 6.250% senior notes due 2026, $73 million aggregate principal amount of our 5.250% senior notes due 2027, $92 million aggregate principal amount of our 4.375% senior notes due 2029, and $50 million aggregate principal amount of our 9.000% senior notes due 2030. At December 31, 2024 total debt is net of notes held in treasury of $31 million aggregate principal amount of our 6.250% senior notes due 2026, $73 million aggregate principal amount of our 5.250% senior notes due 2027, and $92 million aggregate principal amount of our 4.375% senior notes due 2029.

Holding Company debt consists of various issues of fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (together, the “Issuers”) and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of senior notes is payable semi-annually.

In August 2025, the Issuers issued an additional $500 million in aggregate principal amount of our existing 10.000% senior secured notes due 2029. The net proceeds from the issuance, together with cash on hand, were used to partially redeem $500 million of the outstanding 6.250% senior secured notes due 2026 on September 5, 2025.

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

As of September 30, 2025 and December 31, 2024, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of June 30, 2025, based on covenants in the indentures governing our senior notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes. We have provided additional equity financing to Viskase of an aggregate of $20 million during the nine months ended September 30, 2025 while its restructuring plan continues, and if we do not provide additional financing Viskase may not be able to meet its debt and other obligations unless the gains from its ongoing restructuring plan are realized sooner than anticipated.

Debt Repurchase

In the nine months ended September 30, 2025, we repurchased in the open market approximately $50 million aggregate principal amount of our 9.000% senior notes due 2030 for total cash paid of $46 million. The repurchased notes were extinguished but were not retired and are held in treasury.

At-The-Market Offerings

In May 2019, Icahn Enterprises entered into an Open Market Sale Agreement for the sale of depositary units, from time to time, for up to $400 million in aggregate sale proceeds, under its ongoing “at-the-market” offering. This agreement has been subsequently terminated and superseded by subsequent agreements with substantially the same terms. During the nine months ended September 30, 2025, we sold 5,156,758 depositary units pursuant to the Open Market Sale Agreement entered into November 21, 2022. As of September 30, 2025, we continue to have effective Open Market Sale Agreements, and Icahn Enterprises may sell its depositary units for up to an additional $3 million in aggregate gross sale proceeds pursuant to its Open Market Sale Agreement entered into November 21, 2022 and up to $400 million in aggregate gross sales proceeds pursuant to its Open Market Sales Agreement entered into August 26, 2024. No assurance can be made that any or all amounts will be sold during the term of the agreements, and we have no obligation to sell additional depositary units under these Open Market Sale Agreements. Depending on market conditions, we may continue to sell depositary units under the Open Market Sale Agreements, and, if appropriate, enter into a new Open Market Sale Agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing Open Market Sale Agreements. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. While we were able to sell depositary units during the nine months ended September 30, 2025, there can be no assurance that any future capital will be available on acceptable terms or at all under this program.

LP Unit Distributions

During the nine months ended September 30, 2025, Icahn Enterprises declared three quarterly distributions, each distribution in the amount of $0.50 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $228 million, of which $150 million was distributed to Mr. Icahn and his affiliates.

On November 3, 2025, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about December 24, 2025 to depositary unitholders of record at the close of business on November 17, 2025. Depositary unitholders will have until December 12, 2025 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending December 19, 2025. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Repurchase Authorization

On May 9, 2023, the Board of Directors of the General Partner approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”), in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness. The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. On November 6, 2024, the Board re-approved the Repurchase Program, and, pursuant to the reapproved Program, we were reauthorized to repurchase up to $500 million worth of our outstanding fixed-rate senior notes, in addition to the $269 million we repurchased prior to the Board’s reapproval of the Repurchase Program. During the nine months ended September 30, 2025, the Company did not repurchase any of the Company’s depositary units under the Repurchase Program and has repurchased $50 million worth of our outstanding fixed-rate senior notes. The repurchased notes were extinguished but were not retired and held in treasury. We remain authorized to repurchase up to $450 million of our senior notes and up to $500 million of our outstanding depositary units, in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Our cash held at consolidated affiliated partnerships balance was $471 million and $915 million as of September 30, 2025 and December 31, 2024, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of Icahn Enterprises.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of September 30, 2025, the Investment Funds had a net short notional exposure of 26%. The Investment Funds’ long exposure was 109% (109% long equity) and its short exposure was 134% (121% short equity, 1% short credit and 12% short commodity). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at September 30, 2025.

Of the Investment Funds’ 109% long exposure, 60% was comprised of the fair value of its long positions and 49% was comprised mostly of single name equity forward and swap contracts. Of the Investment Funds’ 134% short exposure, 44% was comprised of the fair value of its short positions and 90% was comprised mostly of short broad market index swap derivative contracts, short credit default swap contracts and short commodity contracts.

With respect to both our long positions that are not notionalized (60% long exposure) and our short positions that are not notionalized (44% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other long positions (49% long exposure) and short positions (90% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Investment Funds Redemption

During the nine months ended September 30, 2025, Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $508 million from his personal interest in the Investment Funds included in the Investment segment. As of September 30, 2025 and December 31, 2024, the total fair market value of investments in the Investment Funds owned by the Company was approximately $2.4 billion and $2.7 billion, respectively, representing approximately 75% and 64% of the Investment Funds’ assets under management as of each respective date.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	September 30,	December 31,
	2025	2024

	(in millions)
Energy	$670	$987
Automotive	30	133
Food Packaging	7	6
Real Estate	31	25
Home Fashion	2	4
Pharma	36	42
	$776	$1,197

Segment Borrowings and Availability

Segment debt consists of the following:

	September 30,	December 31,
	2025	2024

	(in millions)
Energy	$1,841	$1,919
Automotive	22	31
Food Packaging	140	144
Real Estate	1	1
Home Fashion	21	15
	$2,025	$2,110

Energy

In 2025, certain of our Energy segment’s subsidiaries (the “Term Loan Borrowers”) prepaid $90 million in principal amount of the senior secured term loan facility (the “Term Loan”). As a result of these transactions, CVR Energy recognized a $2 million loss on extinguishment of debt for the nine months ended September 30, 2025.

Covenants

Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of September 30, 2025, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

September 30,
2025
(in millions)
Energy	$366
Food Packaging	7
Home Fashion	1
$374

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

Holding Company	$(189)	$108	$(314)	$(111)	$469	$(374)
Investment	131	—	(526)	342	—	(905)

Other Operating Segments:
Energy	144	(309)	(152)	306	(164)	(794)
Automotive	(8)	(68)	(11)	19	(37)	22
Food Packaging	16	(26)	15	1	(10)	8
Real Estate	1	71	(84)	20	(15)	(2)
Home Fashion	(5)	(7)	9	(17)	(5)	22
Pharma	18	1	(25)	28	1	(15)
Other operating segments	166	(338)	(248)	357	(230)	(759)
Total before eliminations	108	(230)	(1,088)	588	239	(2,038)
Eliminations	—	(107)	107	—	(465)	465
Consolidated	$108	$(337)	$(981)	$588	$(226)	$(1,573)

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

Holding Company

	Nine Months Ended September 30,
	2025	2024

Operating Activities:
Cash payments for interest on senior unsecured notes	$(223)	$(171)
Interest and dividend income	47	76
Net cash receipts for income taxes, net of payments	(2)	(2)
Operating costs and other	(11)	(31)
	$(189)	$(128)
Investing Activities:
Distributions from the Investment Funds	—	395
Cash from operating segments	$166	$163
Cash to operating segments	(59)	(76)
Other, net	1	4
	$108	$486
Financing Activities:
Partnership contributions	$45	$104
Partnership distributions	(233)	(320)
Proceeds from Holding Company senior unsecured notes	495	766
Repurchase of senior notes held in treasury	(46)	(168)
Repayments and repurchases of Holding Company senior unsecured notes	(480)	(750)
Payments to acquire additional interests in subsidiaries	(92)	(1)
Other financing activities, net	(3)	(5)
	$(314)	$(374)
(Decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$(395)	$(16)

Operating transactions with subsidiaries includes the reimbursement of operating expenses to our Investment segment based on an expense-sharing agreement.

Distributions paid from the Investment Funds include a pro-rata distribution paid, which includes payment to the Holding Company, and are eliminated in consolidation.

Cash from operating segments is made up of dividends, distributions, and repayments of intercompany loans that are eliminated in consolidation. During the nine months ended September 30, 2025, this includes cash distributions received from our Real Estate segment of $111 million, cash distributions from our Automotive segment of $28 million, repayments of intercompany loans from our Pharma segment of $25 million and a $2 million cash dividend received from CVR Partners. During the nine months ended September 30, 2024, this includes cash dividends received from our Energy segment of $100 million, cash distributions from our Real Estate segment of $24 million, cash distributions from our Automotive segment of $7 million, repayments of intercompany loans from our Pharma segment of $15 million and other distributions of $17 million.

Cash to operating segments is made up of intercompany loans and contributions to operating segments that are eliminated in consolidation. During the nine months ended September 30, 2025, changes in cash to operating segments was mainly attributable to cash paid to our Real Estate segment of $29 million, Automotive segment of $25 million and Home Fashion segment of $5 million. During the nine months ended September 30, 2024, this includes cash paid to our Automotive segment of $38 million, Real Estate segment of $22 million and Home Fashion segment of $16 million.

Partnership contributions represent sales in connection with our At-The-Market offerings pursuant to our Open Market Sale Agreements, as discussed above.

Payments to acquire additional interests in subsidiaries represent payments to acquire additional interests in CVR Energy and CVR Partners of $65 million and $7 million, respectively, and the private placements of Viskase of $20 million.

 Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Other Operating Segments

	Nine Months Ended September 30,
	2025	2024

Operating Activities:
Net cash flow from operating activities before changes in operating assets and liabilities	$473	$331
Changes in operating assets and liabilities	(307)	26
	$166	$357
Investing Activities:
Capital expenditures	$(266)	$(192)
Turnaround expenditures	(196)	(46)
Acquisition of businesses, net of cash acquired	—	(2)
Proceeds from sale of assets	112	4
Return of equity method investment	6	5
Other	6	1
	$(338)	$(230)
Financing Activities:
Proceeds from other borrowings	$9	$22
Repayments of other borrowings	(108)	(617)
Dividends and distributions to non-controlling interests	(51)	(88)
Cash from Holding Company	59	76
Cash to Holding Company	(166)	(146)
Payments to acquire additional interests in consolidated subsidiaries	20	—
Other	(11)	(6)
	$(248)	$(759)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	—	(1)
Decrease (increase) in cash and cash equivalents and restricted cash and restricted cash equivalents	$(420)	$(633)

Our other operating segments’ cash flows from operating activities before changes in operating assets and liabilities were primarily attributable to the results of our Energy segment during both periods. The change in cash flows from operating activities for the nine months ended September 30, 2025 as compared to the comparable prior year was primarily due to a decrease in the operating results of our Energy segment.

Capital expenditures and turnaround expenditures are primarily from our Energy and Automotive segments and are primarily for maintenance and growth, including the planned maintenance of one of the Energy segment’s refineries in both periods.

Repayments of other borrowings are related to our Energy segment’s redemption of $600 million principal amount of its 5.25% senior notes due February 2025 during the nine months ended September 30, 2024.

Distributions to non-controlling interests were from our Energy segment related to its regular quarterly dividends and distributions, excluding payments made to us.

Cash from Holding Company is made up of intercompany loans and contributions between our Holding Company and subsidiaries that are eliminated in consolidation. During the nine months ended September 30, 2025, changes in cash to operating segments was mainly attributable to cash paid to our Real Estate segment of $29 million, Automotive segment of $25 million and Home Fashion segment of $5 million. During the nine months ended September 30, 2024, this includes cash paid to our Automotive segment of $38 million, Real Estate segment of $22 million and our Home Fashion segment of $16 million.

Cash to Holding Company is made up of dividends, distributions, and repayments of intercompany loans that are eliminated in consolidation. During the nine months ended September 30, 2025, this includes cash distributions paid from our Real Estate segment of $111 million, cash distributions from our Automotive segment of $28 million and repayments of intercompany loans from our Pharma segment of $25 million and a $2 million cash dividend received from CVR Partners. During the nine months ended September 30, 2024, this includes cash dividends received from our Energy segment of $100 million, cash distributions from our Real Estate segment totaling $24 million, cash distributions from our Automotive segment of $7 million, and repayments of intercompany loans from our Pharma segment of $15 million.

Payments to acquire additional interests in consolidated subsidiaries are related to the Food Packaging private placements of $20 million.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of September 30, 2025, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $193 million, $143 million and $466 million, respectively. However, as of September 30, 2025, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an interest of approximately 75% in the Investment Funds.

Item 4. Controls and Procedures

As of September 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to our risk factors during the three months ended September 30, 2025 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use or Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any depositary units pursuant to our approved repurchase program discussed above.

Item 5. Other Information

Updates to the Board of Directors

On November 3, 2025, Stephen A. Mongillo, a member of the Board since 2020, informed the Board that he was resigning as a member of the Board and all committees of the Board on which he serves, including as chair of the Board’s audit committee (the “Audit Committee”), effective immediately. Mr. Mongillo’s resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. The Board appointed Denise Barton, a member of the Board since 2019 and a member of the Audit Committee since August 2025, as chair of the Audit Committee, effective November 3, 2025, to fill the vacancy resulting from Mr. Mongillo’s resignation.

Following Mr. Mongillo’s resignation, the Board, following a determination that Margarita Paláu-Hernández qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, and is “independent” within the meaning of Rule 5605(a)(2) of the Nasdaq Stock Market’s Listing Rules, elected Ms. Paláu-Hernández to serve as a member of the Board and the Audit Committee, each effective as of November 3, 2025, replacing the vacancies on the Board and the Audit Committee resulting from Mr. Mongillo’s resignation. Ms. Paláu-Hernández, 69, is the founder and Chief Executive Officer of Hernández Ventures, a private firm engaged in the acquisition and management of a variety of business interests in the United States, a position she has held since November 1988. Prior to founding Hernández Ventures, Ms. Paláu-Hernández was an attorney with the law firm of McCutcheon, Black, Verleger & Shea, where she focused on domestic and international business and real estate transactions from September 1985 until August 1988. Ms. Paláu-Hernández was nominated to serve as a Representative of the United States to the Seventy-Third Session of the General Assembly of the United Nations from September 2018 to June 2019. Ms. Paláu-Hernández has served as a member of the board, the compensation committee and the corporate governance committee of Conduent Incorporated since 2019. She has previously served as a member of the board of International Flavors and Fragrances from June 2024 to October 2025, Apartment Income REIT Corporation board from December 2021 to May 2024, Xerox Holdings Corporation board from June 2021 to May 2024, Occidental Petroleum Corporation board from March 2020 to May 2022, Herbalife Nutrition Ltd. board from 2018 to 2021 and the ALJ Regional Holdings, Inc. board from 2015 to 2019. Ms. Paláu-Hernández earned a Bachelor of Arts degree from the University of San Diego and a J.D. from UCLA School of Law, and she has been a member of the California Bar since 1985.

There are no arrangements or understandings between Ms. Paláu-Hernández and any other persons pursuant to which she was selected as a director of the Board, and she has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

4.1

Indenture, dated November 20, 2024, among Icahn Enterprises L.P., Icahn Enterprises Finance Corp., Icahn Enterprises Holdings L.P., as guarantor, and Wilmington Trust, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Current Report Form 8-K filed on November 20, 2024).

4.2

First Supplemental Indenture, dated August 19, 2025, among Icahn Enterprises L.P., Icahn Enterprises Finance Corp., Icahn Enterprises Holdings L.P., as guarantor, and Wilmington Trust, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.2 to Icahn Enterprises’ Current Report Form 8-K filed on August 19, 2025).

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

Date: November 5, 2025