Form 10-K
period 2025-12-31
ICAHN ENTERPRISES L.P.
filed 2026-02-26
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of Icahn Enterprises’ depositary units held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of depositary units on the Nasdaq Global Select Market (“Nasdaq”) on such date was $630 million. As of February 25, 2026, there were 637,209,452 depositary units outstanding.

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

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Item 7 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest, including the impact of the use of leverage through options, short sales, swaps, forwards and other derivative instruments; risks related to our ability to comply with the covenants in our senior notes and the risk of foreclosure on the assets securing our notes; declines in the fair value of our investments, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended, or to be taxed as a corporation; risks relating to short sellers and associated litigation and regulatory inquiries; risks related to our general partner and controlling unitholder; pledges of our units by our controlling unitholder; risks related to our energy business, including the volatility and availability of crude oil, other feed stocks and refined products, declines in global demand for crude oil, refined products and liquid transportation fuels, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; volatile commodity pricing and higher industry utilization and oversupply risks relating to potential strategic transactions involving our Energy segment, and the impact of tariffs; risks related to our automotive activities and exposure to adverse conditions in the automotive industry, including as a result of the Chapter 11 filing of our automotive parts subsidiary; risks related to our food packaging activities, including competition from better capitalized competitors, inability of our suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; supply chain issues; inflation, including increased costs of raw materials and shipping; interest rate increases; labor shortages and workforce availability; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; risks related to our home fashion operations, including changes in the availability and price of raw materials, manufacturing disruptions, and changes in transportation costs and delivery times; the impacts from the Russia/Ukraine conflict, conflict in the Middle East and recent developments in Venezuela, including economic volatility and the impacts of export controls and other economic sanctions; and political and regulatory uncertainty, including changing economic policy and the imposition of tariffs. These risks and uncertainties also include the risks and uncertainties described elsewhere in this Report, including under the caption “Risk Factors,” under Item 1A of this Report. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements. Except as required by law, we undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, after the date of this Report.

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

Risks Relating to Our Structure

●	Our general partner, and its control person, has significant influence over us, and sales by our controlling unitholder pursuant to a margin call or otherwise could cause our unit price or the value of our assets in the Investment Funds to decline or otherwise impact our liquidity;
●	We have engaged, and in the future may engage, in transactions with our affiliates;
●	We are subject to the risk of becoming an investment company;
●	We may structure transactions in a less advantageous manner to avoid becoming subject to the Investment Company Act;
●	We may become taxable as a corporation if we are no longer treated as a partnership for U.S. federal income tax purposes;
●	We may be negatively impacted by the potential for changes in tax laws;
●	Holders of depositary units may be required to pay tax on their share of our income even if they did not receive cash distributions from us;
●	Tax gain or loss on the disposition of our depositary units could be more or less than expected;
●	Tax-exempt entities may recognize unrelated business taxable income they receive from holding our units, and may face other unique issues specific to their U.S. federal income tax classification;
●	Non-U.S. persons may be subject to withholding regimes and U.S. federal income tax on certain income they may earn from holding or disposing of our units;
●	We may be liable for any underwithholding by nominees on our distributions or on transfers of our units made after January 1, 2023;
●	Our unitholders likely will be subject to state and local taxes and return filing or withholding requirements in states in which they do not live as a result of investing in our units;
●	We prorate our items of income, gain, loss and deduction between transferors and transferees of our units based upon the ownership of our units at the close of business on the last day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders;
●	A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, such unitholder would no longer be treated for U.S. federal income tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition;
●	If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it (and some states) may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available to service debt or pay distributions to our unitholders, if and when resumed, could be substantially reduced;
●	We may be subject to the pension liabilities of our affiliates;
●	We are a limited partnership and a “controlled company” within the meaning of the Nasdaq rules and as such are exempt from certain corporate governance requirements;
●	Certain members of our management team may be involved in other business activities that may involve conflicts of interest;
●	Holders of Icahn Enterprises’ depositary units have limited voting rights, including rights to participate in our management;
●	Holders of Icahn Enterprises’ depositary units may not have limited liability in certain circumstances and may be personally liable for the return of distributions that cause our liabilities to exceed our assets;

●	Since we are a limited partnership, you may not be able to pursue legal claims against us in U.S. federal courts; and
●	We have become subject to, and may in the future be subject to, short selling strategies driving down the market price of our depositary units and increasing the volatility of the trading market for our depositary units, as well as regulatory investigations and litigation.

Risks Relating to Liquidity and Capital Requirements

●	We are a holding company and depend on the businesses of our subsidiaries to satisfy our obligations;
●	To service our indebtedness, we will require a significant amount of cash. Our ability to maintain our current cash position or generate cash depends on many factors beyond our control;
●	Our failure to comply with the covenants contained under any of our debt instruments, including the indentures governing our senior notes (including our failure to comply as a result of events beyond our control), could result in an event of default or a foreclosure on the collateral securing the notes that would materially and adversely affect our financial condition;
●	We may not have sufficient funds necessary to finance a change of control offer that may be required by the indentures governing our senior notes;
●	We have made significant investments in the Investment Funds and negative performance of the Investment Funds may result in a significant decline in the value of our investments; and
●	Future cash distributions to Icahn Enterprises’ unitholders, if any, can be affected by numerous factors.

Risks Relating to Our Investment Segment

●	Our investments may be subject to significant uncertainties;
●	The historical financial information for the Investment Funds is not necessarily indicative of its future performance;
●	The Investment Funds’ investment strategy involves numerous and significant risks, including the risk that we may lose some or all of our investments in the Investment Funds. This risk may be magnified due to concentration of investments and investments in undervalued securities;
●	We may not be able to identify suitable investments, and our investments may not result in favorable returns or may result in losses;
●	Successful execution of our activist investment activities involves many risks, certain of which are outside of our control;
●	The Investment Funds make investments in companies we do not control;
●	The use of leverage in investments by the Investment Funds may pose a significant degree of risk and may enhance the possibility of significant loss in the value of the investments in the Investment Funds;
●	The possibility of increased regulation could result in additional burdens on our Investment segment;
●	The ability to hedge investments successfully is subject to numerous risks;
●	The Investment Funds invest in distressed securities, as well as bank loans, asset backed securities and mortgage-backed securities; and
●	The Investment Funds may invest in companies that are based outside of the United States, which may expose the Investment Funds to additional risks not typically associated with investing in companies that are based in the United States.

Risks Relating to our Consolidated Operating Subsidiaries

Our consolidated operating subsidiaries are subject to various risks, including but not limited to:

●	Changes in regulations and regulatory actions;
●	Operational disruptions, damage to property, injury to persons or environmental and legal liability;
●	Environmental, health or safety laws and regulations;
●	Increased investor and market interest in environmental, social and governance (“ESG”) matters;
●	Volatility of commodity prices;
●	Compliance with the U.S. Environmental Protection Agency Renewable Fuel Standard;
●	Climate change laws and regulations;
●	Operations in foreign countries; and
●	Significant labor disputes involving any of our businesses or one or more of their customers or suppliers.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2025, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 86% of our outstanding depositary units as of December 31, 2025.

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

Today, we are a diversified holding company owning subsidiaries engaged in seven diversified reporting segments. As of December 31, 2025, through our Investment segment, we have significant positions in various investments, which include American Electric Power Company, Inc. (AEP), Southwest Gas Holdings, Inc. (SWX), EchoStar Corp. (SATS), Centuri Holdings, Inc. (CTRI) and International Flavors and Fragrances Inc. (IFF).

Several of our operating businesses started out as investment positions in debt or equity securities, held either directly by us or Mr. Icahn. Those positions ultimately resulted in control or complete ownership of the target company. For example, in 2012, we acquired a controlling interest in CVR Energy, Inc. (“CVR Energy”), which started out as a position in our Investment segment and is now an operating subsidiary that comprises our Energy segment. The acquisition of CVR Energy, like our other operating subsidiaries, reflects our opportunistic approach to value creation, through which returns may be obtained by, among other things, promoting change through minority positions at targeted companies in our Investment segment or by acquiring control of those target companies that we believe we could run more profitably ourselves.

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

Business Description

Icahn Enterprises began as American Real Estate Partners L.P. in 1987 and currently operates a portfolio of seven diversified reporting segments. With the exception of our Investment segment, our operating segments primarily comprise independently operated businesses that we have obtained a controlling interest in through execution of our business strategy. Our Investment segment derives revenues from gains and losses from investment transactions. Our other operating segments derive revenues principally from net sales of various products, primarily within our Energy and Automotive segments, which together accounted for the significant majority of our consolidated net sales for each of the three years in the period ended December 31, 2025. Our other operating segments’ revenues are also derived through various other revenue streams which primarily consist of automotive services and real estate leasing operations. The majority of our consolidated revenues are derived from customers in the United States. Our Food Packaging segment accounted for the majority of our consolidated revenues derived from customers outside the United States.

Holding Company

We seek to invest our available cash and cash equivalents in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses. As of December 31, 2025, we had investments with a fair market value of approximately $2.7 billion in the Investment Funds, as defined below.

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

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”), along with a 3% interest in common units of CVR Partners, LP (“CVR Partners”) held outside of CVR Energy. CVR Energy is headquartered in Sugar Land, Texas. CVR Energy is a reporting company under the Exchange Act and files annual, quarterly and current reports, proxy statements and other information with the SEC that are publicly available.

CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing businesses, the renewable fuels businesses as well as in the nitrogen fertilizer manufacturing and distribution businesses through its holdings in CVR Partners. CVR Energy is an independent petroleum refiner and is a marketer of high value transportation fuels primarily in the form of gasoline, diesel, jet fuel and distillates. The renewables business refines renewable feedstocks, such as soybean oil, corn oil, and other related renewable feedstocks, into renewable diesel, and markets renewable products. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR Energy held 100% of the general partner interest and approximately 37% of the outstanding common units of CVR Partners as of December 31, 2025. As of December 31, 2025, we owned approximately 70% of the total outstanding common stock of CVR Energy and 3% of the outstanding common units of CVR Partners.

Our Energy segment’s net sales for each of the years ended December 31, 2025, 2024 and 2023 represented approximately 83% consolidated net sales, primarily from the sale of its petroleum products.

Products, Raw Materials, Supply and Customers

CVR Energy’s refining business has the capability to process a variety of crude oil blends. Its oil refineries in Coffeyville, Kansas and Wynnewood, Oklahoma have a combined capacity of approximately 206,500 barrels per day (“bpd”). In April 2022, CVR Energy converted its Wynnewood refinery’s hydrocracker to a renewable diesel unit (“RDU”), which RDU is also capable of being returned to hydrocarbon service. In addition to the use of third-party pipelines for the supply of crude oil, CVR Energy has an extensive gathering system consisting of logistics assets that are owned, leased or part of a joint venture operation. In December 2025, our Energy segment reverted the RDU back to hydrocarbon processing service, considering the unfavorable economics of the renewables business and to optimize feedstock and relieve certain logistical constraints within the refining business. CVR Energy maintains the option to switch back to renewable diesel service if market conditions make it economically favorable to do so.

Petroleum refining product yield includes gasoline, diesel fuel, pet coke and other refined products such as natural gas liquids, asphalt and jet fuel among other products. Customers for the refining business primarily include retailers, railroads, farm cooperatives and other refiners/marketers. The refining business’s top customer represented 12% and 13% of its net sales for the years ended December 31, 2025 and 2024, respectively, and its top two customers represented 27% of its net sales for the year ended December 31, 2023.

CVR Partners produces and distributes nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops. The principal products are UAN and ammonia. CVR Partners’ Coffeyville, Kansas facility uses pet coke to produce nitrogen fertilizer and is supplied by its adjacent crude oil refinery pursuant to a renewable long-term agreement with CVR Energy, as well as by third parties. Historically, the Coffeyville nitrogen fertilizer plant has obtained the remainder of its pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. CVR Partners’ East Dubuque, Illinois facility uses natural gas to produce nitrogen fertilizer. The East Dubuque facility is able to purchase natural gas at competitive prices due to its connection to the Northern Natural Gas interstate pipeline system, which is within one mile of the facility, and a third-party owned and operated pipeline. Retailers and distributors are the main customers for UAN, and more broadly, the industrial and agriculture sectors are the recipients of its ammonia products. CVR Partners’ top two customers represented 28% and 25% of its net sales for the years ended December 31, 2025 and 2023, respectively, and its top customer represented 14% of its net sales for the years ended December 31, 2024.

Environmental Regulations

CVR Energy’s businesses are subject to extensive and frequently changing federal, state and local, environmental, health and safety laws and regulations governing the emission, discharge, transportation, storage, handling, use, treatment, disposal and release of regulated materials, substances or wastes, including waste-water and storm water, petroleum, renewable and nitrogen products, gasoline, diesel fuels, renewable fuels, UAN and ammonia. These laws and regulations and the enforcement thereof impact CVR Energy’s businesses and their operations by imposing:

●	restrictions on operations or the need to install and operate enhanced or additional control and monitoring equipment;
●	liability for the investigation and remediation of contaminated environmental media, including soil and groundwater on, in, at, under or from current and former facilities (if any) and for off-site waste disposal locations; and
●	specifications for the products marketed by the petroleum, renewables and the nitrogen fertilizer businesses, primarily gasoline, diesel and aviation fuels, renewable diesel, UAN and ammonia.

CVR Energy’s operations require numerous permits, licenses and authorizations. Failure to comply with these permits, licenses, authorizations, or environmental, health and safety laws, rules and regulations could result in fines, penalties or other sanctions or liabilities or a revocation of CVR Energy’s permits, licenses or authorizations. In addition, the laws, rules, and regulations to which CVR Energy is subject to are often evolving and some of them have or could become more stringent or have or could become subject to more stringent interpretation or enforcement by federal, state or local agencies or courts. These laws and regulations could result in increased capital, operating and compliance costs.

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

In October and November of 2025, our Automotive segment completed the transfer of $465 million of owned real estate properties to our Real Estate segment. Following the transfer, the Real Estate segment assumed control of the properties and will manage and lease them as part of its ongoing operations. The Automotive segment entered into fair market value leases with the Real Estate segment for the locations in which it will continue to operate the Automotive Services business. The Real Estate segment also assumed the existing leases with third party tenants from the transferred properties.

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

Our Automotive segment’s net sales for the years ended December 31, 2025, 2024 and 2023 represented approximately 10%, 10% and 9%, respectively, of our consolidated net sales.

Products, Services and Customers

The automotive aftermarket industry is in the mature stage of its life cycle. Over the past decade, consumers have moved away from do-it-yourself (retail) toward do-it-for-me (services) due to increasing vehicle complexity and electronic content, as well as decreasing availability of diagnostic equipment and know-how. The Automotive segment seeks to provide (i) an extensive selection of tire and automotive service offerings, (ii) competitive pricing, and (iii) exceptional in-store service experience.

Suppliers

The Automotive segment purchases parts from manufacturers and other distributors for sale in the aftermarket. Purchases are made based on current inventory or operational needs and are fulfilled by suppliers within short periods of time. During 2025, the Automotive segment’s ten largest suppliers accounted for approximately 86% of the merchandise purchased and its two largest suppliers accounted for approximately 36% of the merchandise purchased. The Automotive segment believes that the relationships that it has established with its suppliers are generally positive. In the past, the Automotive segment has not experienced difficulty in obtaining satisfactory sources of supply and it believes that adequate alternative sources of supply exist, at similar cost, for the types of merchandise used in delivery of its services.

Other Operating Segments

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Companies, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products. Approximately 71% of Viskase’s net sales during 2025 were derived from customers outside the United States.

In March, September and December 2025 and January 2026, Viskase completed equity private placements whereby we acquired an aggregate of 57,288,561 additional shares of Viskase common stock for an aggregate of $45 million. As of December 31, 2025, we owned approximately 93% of the total outstanding common stock of Viskase. Viskase's previously announced merger with Enzon Pharmaceuticals, Inc. is anticipated to close in the first quarter of 2026.

Real Estate

We conduct our Real Estate segment through various wholly owned subsidiaries. Our Real Estate segment primarily consists of investment properties which includes land, retail, office and industrial properties leased to corporate tenants, the development and sale of single-family homes and the operations of a resort and a country club.

In October and November of 2025, our Automotive segment completed the transfer of $465 million of owned real estate properties to our Real Estate segment. Following the transfer, the Real Estate segment assumed control of the properties and will manage and lease them as part of its ongoing operations. The Automotive segment entered into fair market value leases with the Real Estate segment for the locations in which it will continue to operate the Automotive Services business. The Real Estate segment also assumed the existing leases with third party tenants from the transferred properties.

In August 2025, our Real Estate segment sold certain properties for total consideration of $247 million, including loan origination fees, resulting in a pre-tax gain on disposition of assets of $223 million. The transaction included seller financing, which is included in related party notes receivable, and a preferred equity method investment included in investments, in our condensed consolidated balance sheet as of December 31, 2025.

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

Employees

We have an aggregate of 47 employees at our Holding Company and Investment segment. Our other reporting segments employ an aggregate of approximately 13,500 employees, of which approximately 55% are employed within our Automotive segment, 15% are employed within our Food Packaging segment, 13% are employed within our Home

Fashion segment, 11% are employed within our Energy segment and 3% or less are employed at each of our other segments. Approximately 26% of our employees are employed internationally, primarily within our Food Packaging and Home Fashion segments.

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

Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises, and approximately 86% of Icahn Enterprises’ outstanding depositary units as of December 31, 2025, and, as a result, has the ability to influence many aspects of our operations and affairs.

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

In addition, in past years through the present, Mr. Icahn from time to time has had and currently has borrowings from lenders and has pledged assets he owns personally, directly or through his affiliates, to secure these loans, which pledged assets include Icahn Enterprises depositary units and interests in the Investment Funds. The number of depositary units and the amount of interests in the Investment Funds owned personally by Mr. Icahn, directly or through his affiliates, pledged to secure these loans has been substantial and has fluctuated over time as a result of the amount of outstanding principal amount of the loans, the market price of the depositary units, the value of the Investment Fund interests, and other factors. As of December 31, 2025, Mr. Icahn and his affiliates have pledged 549,400,539 depositary units and approximately $568 million of interests in the Investment Funds. Neither Icahn Enterprises nor any of its subsidiaries are party to these loans. Mr. Icahn amended and restated his loan agreements in July of 2023 (as amended and restated, the “Loan Agreement”). On August 13, 2025, Mr. Icahn and his affiliates entered into Amendment No. 3 to the Loan Agreement (“Amendment No. 3”). Among other changes, Amendment No. 3 extended the maturity of the Loan Agreement to July 2028 and correspondingly extended the payment due dates under the Loan Agreement and amended certain covenants. In connection with Amendment No. 3, Mr. Icahn paid approximately $300 million to the principal of the loan. As of the date of Amendment No. 3, in connection with the Loan Agreement, Mr. Icahn has pledged (i) depositary units of IEP owned by Mr. Icahn, (ii) interests owned by Mr. Icahn in the Investment Funds, and (iii) certain other collateral unrelated to IEP or the Investment Funds. Neither IEP nor any of its subsidiaries is a party to the Loan Agreement or the amendments to the Loan Agreement. The terms of the Loan Agreement require that distributions paid upon, or proceeds from sales of, pledged depositary units be used to prepay the loans or be pledged as additional collateral. Pursuant to the terms of the Loan Agreement, a margin call may only be triggered in the event that the loan-to-value ratio set forth in the Loan Agreement is not maintained.

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

Mr. Icahn may sell depositary units or make withdrawals from the Investment Funds in order to satisfy payment obligations under the Loan Agreement. Mr. Icahn has made withdrawals from the Investment Funds in recent months, and may make additional withdrawals in the future, in order to repay a portion of his loans and for other purposes. In the event Mr. Icahn makes withdrawal requests from the Investment Funds, the Investment Funds may satisfy such withdrawal requests with cash or cash equivalents on hand, proceeds from sales of assets held by the Investment Funds or capital contributions from the Company, which could adversely affect the value of the assets held by the Investment Funds as well as the liquidity available to the Company.

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

We believe that we have been and are properly treated as a partnership for U.S. federal income tax purposes. This allows us to pass through our income and deductions to our partners. However, the Internal Revenue Service (“IRS”) could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code, as amended. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, oil and gas revenues and certain other income from minerals, natural resources and specified energy resources, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was “qualifying” income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute “qualifying” income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. We have repurchased certain of our outstanding senior notes, and the board of directors has approved the repurchase by the

Company of up to an additional $500 million of our outstanding senior notes, and if such debt is repurchased at a discount, we may recognize cancellation of indebtedness (“COD”) income, which, in some circumstances, may not be considered “qualifying” income. If less than 90% of our gross income constitutes “qualifying” income, we may be subject to corporate tax on our net income plus possible state taxes. Further, if less than 90% of our gross income constituted “qualifying” income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we become required to register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes. The cost of paying federal and possibly state income tax, either for past years or going forward could be a significant liability and would reduce our funds available to make distributions to holders of units, and to make interest and principal payments on our debt securities. To meet the “qualifying” income test, we may structure transactions in a manner which is less advantageous than if this were not a consideration, or we may avoid otherwise economically desirable transactions.

We may be negatively impacted by the potential for changes in tax laws.

Our investment strategy considers various tax related impacts. Past or future legislative proposals have been or may be introduced that, if enacted, could have a material and adverse effect on us. For example, past proposals have included taxing publicly traded partnerships, such as us, as corporations and introducing substantive changes to the definition of “qualifying” income, which could make it more difficult or impossible for us to meet the exception that allows publicly traded partnerships generating “qualifying” income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes. If certain proposals were enacted, Mr. Icahn or his estate could become subject to additional U.S. federal income tax. The imposition of such additional tax, or the potential for such additional tax to be implemented, may result in Mr. Icahn or his estate selling our depositary units. Further, the market may anticipate sales by Mr. Icahn or his estate even if Mr. Icahn or his estate is not selling, or has no plans to sell, our depositary units.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of tax treatment for certain business provisions. As regulations in respect of OBBBA develop in the future, we will continue to assess the impact on us.

The Organization for Economic Cooperation and Development (“OECD”) has published “Pillar Two” model rules, which adopt a 15% global corporate minimum tax for multinational enterprises with average revenues in excess of €750 million. Countries may implement the OECD Pillar Two model rules as issued, in a modified form or not at all. A number of countries have passed legislation enacting certain parts of the OECD’s Pillar Two model rules effective as of January 1, 2024 and January 1, 2025. OECD Pillar Two could have a material impact on our effective tax rate and result in higher cash tax liabilities depending on which countries enact minimum tax legislation and in what manner. We are continuing to evaluate the Pillar Two model rules and related developments and their potential impact on future periods, including the side-by-side safe harbor package for U.S.-based multinationals released by the OECD/G20 Inclusive Framework in January 2026, which offers a streamlined compliance pathway for large multinational enterprises.

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

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 86% of Icahn Enterprises’ outstanding depositary units as of December 31, 2025. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase (and, prior to their termination, of ACF Industries LLC (“ACF”), as further described below). All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase plans have been met as of December 31, 2025. If the plans were voluntarily terminated, the Viskase plan would be underfunded by approximately $19 million as of December 31, 2025. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

The current underfunded status of the pension plans of Viskase requires them to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the Viskase controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.

Starfire Holding Corporation (“Starfire”), which is 99.6% owned by Mr. Icahn as of December 31, 2025, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group, including ACF. The Starfire indemnity provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

With respect to the ACF pension plans, on January 31, 2025, the Executive Committee of ACF approved a resolution to terminate its qualified pension plans, which were frozen and no longer accrued benefits. As of December 31, 2024, the fair value of this plan’s assets exceeded its benefit obligations. The termination of the plan was effective January 31, 2025 and liquidation of the plan is expected to be completed in 2026 or early 2027.

We are a limited partnership and a “controlled company” within the meaning of the Nasdaq rules and as such are exempt from certain corporate governance requirements.

We are a limited partnership and “controlled company” pursuant to Rule 5615(c) of the Nasdaq listing rules. As such we have elected, and intend to continue to elect, not to comply with certain corporate governance requirements of the Nasdaq listing rules, including the requirements that a majority of the board of directors consist of independent directors and that independent directors determine the compensation of executive officers and the selection of nominees to the board of directors. We do not maintain a compensation or nominating committee and do not have a majority of independent directors. Accordingly, while we remain a controlled company and during any transition period following a time when we are no longer a controlled company, the Nasdaq listing rules do not provide the same corporate governance protections applicable to stockholders of companies that are subject to all of the Nasdaq listing requirements.

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

On May 2, 2023, a firm published a report making allegations about the Company in an attempt to drive down the market price of our depositary units, and the price of our depositary units declined significantly after the publication of this report, has continued to trade at lower prices than before the report, and the market for our depositary units has been highly volatile since the publication of the report. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the securities to decline, many short sellers (sometimes known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of securities in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and they are not subject to certification requirements imposed by the SEC. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including securityholder suits against the company that may be prompted by such allegations, and we have already expended significant resources and management time in response to the short seller report. As further described below, as a result of the short seller report, we have become the subject of suits and government inquiries prompted by the allegations made by the short seller, and future short seller reports could prompt additional lawsuits or investigations.

We have received previously, and may receive in the future securities class action lawsuits, derivative complaints, or inquiries from the SEC, the U.S. Attorney’s office, or other regulators. Such actions and investigations could result in administrative orders against us, the imposition of penalties and/or fines against us, damages awards against us, and/or the imposition of sanctions against certain of the Company’s current or former officers, directors and/or employees. Resolution of these types of matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in the outcomes of litigation and other proceedings.

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

Our notes include a maintenance covenant that requires us to maintain a specified ratio of unencumbered assets compared to our total outstanding principal amount of unsecured indebtedness. However, all of our notes are secured and, as a result, are excluded from the calculation of the ratio test under these maintenance covenants, and we do not have a material amount of unsecured indebtedness. As a result, we and our subsidiaries have substantially more capacity under these maintenance covenants to incur additional unsecured indebtedness than we would if our notes were unsecured (but subject to the other covenants in the indentures governing our senior notes that restrict our ability and that of the guarantor of the notes, as well as the ability of our non-guarantor subsidiaries, to incur incremental indebtedness).

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

Mr. Icahn, through affiliates, as of December 31, 2025, owned 100% of Icahn Enterprises GP and approximately 86% of our outstanding depositary units. If Mr. Icahn were to sell, or otherwise transfer, some or all of his interests in us to an unrelated party or group, as a result of a merger, foreclosure, changes in tax laws, changes to his estate, or otherwise, a change of control could be deemed to have occurred under the terms of the indentures governing our senior notes, which would require us to offer to repurchase all outstanding senior notes at 101% of their principal amount plus accrued and unpaid interest, special interest, if any, and liquidated damages, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes.

We have made significant investments in the Investment Funds and negative performance of the Investment Funds may result in a significant decline in the value of our investments.

As of December 31, 2025, we had investments in the Investment Funds with a fair market value of approximately $2.7 billion, which may be accessed on short notice to satisfy our liquidity needs. However, if the Investment Funds experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.

Future cash distributions to Icahn Enterprises’ unitholders, if any, can be affected by numerous factors.

While we made cash distributions to Icahn Enterprises’ unitholders in each of the four quarters of 2025, the payment of future distributions will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered.

Our ability to pay distributions will depend on numerous factors, including the availability of adequate cash flow from operations; the proceeds, if any, from divestitures; our capital requirements and other obligations; restrictions contained in our financing arrangements, including the indentures governing our senior notes; and our issuances of additional equity and debt securities. As of December 31, 2025, Mr. Icahn and his affiliates owned approximately 86% of our outstanding depositary units, and he has generally elected to take his quarterly distribution in units instead of cash. For the quarterly distribution paid in December of 2025, Mr. Icahn elected to take his distributions in a mix of cash and units, and we anticipate that Mr. Icahn will elect to take his distributions in a mix of cash and units with respect to future distributions, which could further reduce the ability of the Company to maintain its current or historical cash distribution amounts. The availability of cash flow in the future depends as well upon events and circumstances outside our control, including prevailing economic and industry conditions and financial, business and similar factors. No assurance can be given that we will be able to make distributions or as to the timing of any distribution. Even if distributions are made, there can be no assurance that holders of depositary units will not be required to recognize taxable income in excess of cash distributions made in respect of the period in which a distribution is made.

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

Our operating subsidiaries, particularly within our Energy segment, may become subject to catastrophic loss, which may cause operations to shut down or become significantly impaired. Our operating subsidiaries may also be subject to liability for hazards for which they cannot be insured, which could exceed policy limits or against which they may elect not to be insured due to high premium costs. Examples of such risks include but are not limited to industrial accidents, environmental hazards, power outages, equipment failures, structural failures, flooding, unusual or unexpected geological conditions and extreme weather conditions, among others. Such risks have become even more heightened in recent years as a result of the effects of climate change. These events may damage or destroy properties, production facilities, transport facilities and equipment, as well as lead to personal injury or death, environmental damage, including natural resource damage, waste from intermediary products or resources, production or transportation delays and monetary losses or legal liability. Such damages are not limited to our operations or our employees and could significantly impact the surrounding areas. Operations at our subsidiaries could be curtailed, limited or completely shut down for an extended period of time, or indefinitely, as a result of one or more unforeseen events and circumstances, which may or may not be within our control, and which may not be adequately insured. Any one of these events and circumstances could have a material adverse impact on our operations, financial condition and cash flows.

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

In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations or other developments could require our businesses to make additional unforeseen expenditures. Measures to address climate change and reduce greenhouse gases (“GHGs”) could affect our operations by requiring increased operating and capital costs, limiting GHG emissions and/or increasing taxes on GHG emissions. In addition, on the state level, in October 2023, California enacted the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that is being challenged in court but if the state prevails would impose broad climate-related disclosure obligations on certain companies doing business in California, starting in 2026. Other states, like New York, have started to take steps to promulgate similar climate-related disclosure laws. There is also increased regulatory interest in per- and polyfluoroalkyl substances (“PFAS”). In April 2024,, the U.S. Environmental Protection Agency (“EPA”) finalized a rule designating two PFAS compounds as hazardous substances under CERCLA, which became effective on July 8, 2024, though it remains subject to challenge in the D.C. Circuit Court of Appeals by several industry groups. The outcome of that litigation is uncertain and could affect the scope or implementation of the rule. In addition, on February 8, 2024, EPA had proposed to amend RCRA to include nine PFAS, their salts and their structural isomers to its list of hazardous constituents. That proposal has not yet been finalized. As a result of the CERCLA designation, and if additional PFAS compounds are designated as hazardous substances under CERCLA or are listed as hazardous constituents or otherwise become regulated under RCRA, EPA may have expanded the authority to order the investigation and remediation of those compounds, and to reopen closed sites which are shown to be impacted by these PFAS compounds, which could result in increased monitoring obligations and potential related liabilities. If we are subject to those additional requirements and need to incur additional cost in connection therewith, if we are unable to maintain sales of our products at a price that reflects such increased costs, or if there is a reduced demand for our products, there could be a material adverse effect on our business, financial condition and results of operations. Many of these climate change and environmental laws and regulations are becoming increasingly stringent, and new or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change and GHG emissions, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations, including as a result of the cost of compliance with these requirements, which can be expected to increase over time. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. These expenditures or costs for environmental compliance could have a material adverse effect on our operating subsidiaries’ results of operations, financial condition and profitability. Certain of our subsidiaries’ facilities operate under a number of federal and state environmental permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. These environmental permits, licenses, approvals, limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval, limit or standard. Non-compliance or incomplete documentation of our subsidiaries’ compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, there may be times when certain of our subsidiaries are unable to meet the standards and terms and conditions of our environmental permits, licenses and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on their ability to operate their facilities and accordingly on our consolidated financial position, results of operations or cash flows. Refer to Note 19, “Commitments and Contingencies,” to the consolidated financial statements for additional discussion of environmental matters affecting our businesses.

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

The EPA promulgated the Renewable Fuel Standards (“RFS”), which requires refiners to either blend “renewable fuels,” such as ethanol and biofuel, into their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. Under the RFS, the volume of renewable fuels that refineries like Coffeyville and Wynnewood are obligated to blend into their finished petroleum products is adjusted annually by the EPA. The petroleum business is not able to blend the substantial majority of its transportation fuels, so it has to purchase RINs on the open market as well as waiver credits for cellulosic biofuels from the EPA, or receive exemptions in order to comply with the RFS. The price of RINs became extremely volatile when the EPA’s proposed renewable fuel volume mandates approached and exceeded the “blend wall.” The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume (“E10”) is blended into gasoline transportation fuel.

Recent regulatory developments, including EPA’s rescission of the GHG endangerment finding under the Clean Air Act and related actions affecting EPA’s authority to regulate GHG emissions, have introduced additional uncertainty regarding the scope of EPA’s authority and the manner in which it administers programs that rely in part on lifecycle GHG analyses, including the RFS. Although the RFS program remains in effect as a statutory mandate, changes in EPA’s interpretation of its authority, judicial decisions addressing EPA’s GHG regulatory authority, or future legislative or regulatory actions could affect the manner in which renewable volume obligations are established, fuel pathways are evaluated, or other aspects of the RFS are implemented. We cannot predict the ultimate outcome or the impact of these developments on our results of operations.

The petroleum business cannot predict the future prices of RINs. The price of RINs has been extremely volatile in the past. The cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at the refineries and downstream terminals, all of which can vary significantly from period to period. However, the costs to obtain the necessary number of RINs and waiver credits fluctuates and could be material, if the price for RINs and waiver credits increases. Additionally, because the petroleum business does not produce renewable fuels, increasing the volume of renewable fuels that must be blended into its products displaces an increasing volume of the refineries’ product pool, potentially resulting in lower earnings and materially adversely affecting the petroleum business’ cash flows. If the demand for the petroleum business’ transportation fuel decreases as a result of the use of increasing volumes of renewable fuels, increased fuel economy as a result of new EPA fuel economy standards, or other factors, the impact on our Energy segment’s business could be material. If sufficient RINs are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA’s RFS mandates, or if the RFS program is modified, curtailed or subject to further regulatory or judicial changes, our Energy segment’s business, financial condition and results of operations could be materially adversely affected.

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

Our subsidiaries’ indebtedness could:

●	limit their ability to borrow money for working capital, capital expenditures, debt service requirements or other corporate purposes, guarantee additional debt or issue redeemable, convertible or preferred equity;
●	limit their ability to make distributions or prepay their debt, incur liens, enter into agreements that restrict distributions from restricted subsidiaries, sell or otherwise dispose of assets (including capital stock of subsidiaries), enter into transactions with affiliates and merge, consolidate or sell substantially all of their assets;
●	require them to dedicate a substantial portion of their cash flow to payments on indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development, and other corporate requirements;
●	increase their vulnerability to general adverse economic and industry conditions; and
●	limit their ability to respond to business opportunities.

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

Future pandemics may have a material adverse impact on our and our subsidiaries’ operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in our operating segments. We are unable to predict the extent to which future pandemics and related impacts will adversely impact our business operations, financial performance, results of operations, and financial position.

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

Changes in economic conditions could adversely affect our financial condition and results of operations. A number of economic factors, including, but not limited to, consumer interest rates, tariffs and global trade policies, consumer confidence and debt levels, retail trends, housing starts, sales of existing homes, the level and availability of mortgage refinancing, and commodity prices, may generally adversely affect our businesses, financial condition and results of operations. Recessionary economic cycles, higher and protracted unemployment rates, increased fuel and other energy and commodity costs, rising costs of transportation and increased tax rates and general inflationary pressures can have a material adverse impact on our businesses, and may adversely affect demand for sales of our businesses’ products, or the costs of materials and services utilized in their operations, and the performance of our Investment Funds. The conflicts in Ukraine and the Middle East have exacerbated many of these issues, including leading to increased prices of gasoline and distillates as a result of the global increase in commodity prices, which for example, has impacted, and may continue to impact, the input costs for our Energy segment. These factors could have a material adverse effect on our revenues, income from operations and our cash flows.

An increase in inflation could have adverse effects on our results of operations.

Inflation has fluctuated in recent years and remains subject to volatility, due to a range of macroeconomic and geopolitical factors. An increase in inflation as a result of these or other factors could adversely affect our operating costs, pricing, consumer demand, purchasing power, and overall cost structure, and could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Our operating subsidiaries are operated and managed on a decentralized basis and their software is not integrated with each other or with us. Certain of our subsidiaries are currently undergoing, or in the future may undergo, software implementation and/or upgrades. Software implementation and upgrades are complex, time consuming and require significant resources. Failure to properly implement or upgrade software, including failure to recruit/retain appropriate experts, train employees, implement processes and properly bridge to legacy software, among other things, may negatively impact our subsidiaries’ ability to properly operate their businesses and to report internally and externally, including reporting to us. As a result, we may not adequately assess the performance of our subsidiaries, properly allocate resources or report timely and accurate financial results.

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

Our cybersecurity governance committee led by our management team and our CIO with 18 years of experience in cybersecurity and a CISSP certification, bears the primary responsibility for assessing and managing material cybersecurity risks. Regular meetings are held to review security performance metrics, identify security risks, assess the status of security enhancements, and make recommendations on security policies, procedures, service requirements, and risk mitigation strategies.

Item 2. Properties

Our Holding Company and Investment segment lease office space in Sunny Isles Beach, Florida. The principal physical properties at our other operating segments are as follows:

Energy

CVR Energy’s subsidiaries own and operate two oil refineries in Coffeyville, Kansas and Wynnewood, Oklahoma and a renewable plant in Wynnewood, Oklahoma, which was reverted to hydrocarbon service in December 2025, as well as office buildings located in each of Coffeyville, Kansas and Wynnewood, Oklahoma. CVR Partners subsidiaries also own and operate a fertilizer plant in both Coffeyville, Kansas and East Dubuque, Illinois. CVR Energy subsidiaries own crude oil and refined product storage facilities in Kansas and Oklahoma, and CVR Partners subsidiaries own fertilizer storage facilities at their Coffeyville, Kansas and East Dubuque, Illinois fertilizer plant locations. CVR Energy also leases additional crude oil storage facilities.

Automotive

The Automotive segment’s operations include approximately 820 company operated store locations of which 181 properties are owned by our Real Estate segment, 727 franchise locations and 13 distributions centers throughout the United States. The vast majority of the Automotive segment’s facilities are leased with only a minimal number of owned locations.

Food Packaging

Viskase’s operations include nine manufacturing facilities throughout North America, Europe, South America and Asia.

Real Estate

Our Real Estate segment’s net lease operations consist of 202 commercial real estate properties in the United States. There are 5 regional distribution centers in New York, Indiana, Georgia, Texas, and Alabama. We own a 1.5 million square foot office tower and retail complex in Midtown Atlanta, Georgia, and 196 net lease commercial locations.

Our Real Estate segment’s club and development properties include development properties in Pinehurst, North Carolina, Cape Cod, Massachusetts and Vero Beach, Florida. Golf club operations in Pinehurst, North Carolina, a resort property in Aruba, and ocean front land in Atlantic City, New Jersey, which was formerly a casino that ceased operations in 2014.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any depositary units pursuant to our approved repurchase program discussed below during the year ended December 31, 2025.

Market Information

Icahn Enterprises’ depositary units are traded on the Nasdaq Global Select Market under the symbol “IEP.”

Holders of Record

As of December 31, 2025, there were approximately 2,100 record holders of Icahn Enterprises’ depositary units including multiple beneficial holders at depositories, banks and brokers listed as a single record holder in the street name of each respective depository, bank or broker.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2025, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 86% of Icahn Enterprises’ outstanding depositary units as of December 31, 2025.

Significant Transactions and Developments

Energy

In February 2026, CVR Energy completed the issuance of $1 billion aggregate principal amount of senior notes, consisting of $600 million of 7.50% senior notes due February 2031 and $400 million of 7.875% senior notes due February 2034. The proceeds from the issuance of these notes were used to (i) fund the redemption in full of CVR Energy’s existing $600 million in aggregate principal amount of 8.50% senior unsecured notes due 2029 at a redemption price equal to 104.250% of the principal amount in February 2026, resulting in a $28 million loss on extinguishment of debt in the first quarter of 2026, (ii) fund the partial redemption of $217 million of CVR Energy’s existing $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028 at par in February 2026, resulting in a less than $1 million loss on extinguishment of debt in the first quarter of 2026, and (iii) repaid the aggregate principal balance of CVR Energy’s senior secured term loan facility (the “Term Loan”), resulting in a $3 million loss on extinguishment in the first quarter of 2026.

In December 2025, our Energy segment reverted the renewable diesel unit (“RDU”) back to hydrocarbon processing service, considering unfavorable economics of the renewables business and to optimize feedstock and relieve certain logistical constraints within the refining business. CVR Energy maintains the option to switch back to renewable diesel service if economically incentivized to do so.

In August 2025, the U.S. Environmental Protection Agency (the “EPA”) issued a decision document to a subsidiary of our Energy segment, Wynnewood Refining Company, LLC (“WRC”), affirming the validity of its previous grant of WRC’s petitions for small refinery hardship relief under the Renewal Fuel Standards (“RFS”) for WRC’s 2017 and 2018 compliance periods, granting 100 percent waivers for WRC’s 2019 and 2021 compliance periods and granting 50 percent waivers for its 2020, 2022, 2023 and 2024 compliance periods (the “2025 SRE Decision”). Based on this decision, WRC’s obligation for the 2020 through 2024 compliance periods were reduced by more than 424 million renewable fuel credits, known as renewable identification numbers (“RINs”), representing approximately $488 million. Refer to Note 19 “Commitments and Contingencies” of these condensed consolidated financial statements for further discussion.

Viskase Private Placement

In March, September and December 2025 and January 2026, Viskase Companies (“Viskase”) completed equity private placements whereby we acquired an aggregate of 57,288,561 additional shares of Viskase common stock for an aggregate of $45 million. As of December 31, 2025, we owned approximately 93% of the total outstanding common stock of Viskase. Viskase's previously announced merger with Enzon Pharmaceuticals, Inc. (“Enzon”) is anticipated to close in the first quarter of 2026.

Viskase Merger Agreement

On June 20, 2025, Viskase, our majority owned subsidiary, entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Enzon, of which we own 36,056,636 shares of common stock, which represents approximately 49% of the outstanding common stock of Enzon, and 39,277 shares of Enzon’s Series C Non-Convertible Redeemable Preferred Stock, which represents approximately 98% of the outstanding shares of such preferred stock, and Icahn Enterprises Holdings and certain of its affiliates entered into a Support Agreement (as amended, the “Support Agreement”) pursuant to which, among other things, it agreed to vote its shares of Enzon and Viskase in favor of the merger. On October 24, 2025, Enzon and Viskase entered into Amendment No. 1 to the Merger Agreement, and Enzon, Viskase and Icahn Enterprises Holdings entered into Amendment No 1. to the Support Agreement. Pursuant to the Merger Agreement and the Support Agreement, each share of Viskase common stock and each share of Enzon’s Series C Non-Convertible Redeemable Preferred Stock held by us will be converted into shares of Enzon common stock at the closing of the merger. Following the consummation of the merger, it is anticipated that the combined company will operate under the name “Viskase Holdings, Inc.” The merger is expected to close in the first quarter of 2026, subject to customary closing conditions. Following the completion of the merger, we anticipate that we will own between approximately 92% and 93% of the combined company, with our ultimate ownership percentage dependent upon the number of shares of Enzon Series C Non-Convertible Redeemable Preferred Stock elected to be converted into shares of Enzon common stock by holders other than us.

Real Estate

In August 2025, our Real Estate segment sold certain properties for total consideration, including loan origination fees, of $247 million, resulting in a pre-tax gain on disposition of assets of $223 million. Refer to Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” and Note 4 “Related Party Transactions” of these condensed consolidated financial statements for further discussion.

Automotive Real Estate

In October and November 2025, our Automotive segment completed the transfer of a group of owned real estate properties to our Real Estate segment. Refer to Note 1 “Business” of these condensed consolidated financial statements for further discussion.

Potential Strategic Transactions

As previously disclosed, we are considering, with CVR Energy, Inc. (“CVR Energy”), potential strategic transactions available to CVR Energy and its subsidiaries, which may include the acquisition of additional entities, assets or businesses, including the acquisition of material amounts of refining assets through negotiated mergers and/or stock or asset purchase agreements by CVR Energy or its subsidiaries, and/or strategic options involving CVR Partners, LP, a controlled subsidiary of CVR Energy (“CVR Partners”). There is no assurance that any of the aforementioned or previously disclosed or other transactions will develop or materialize, or if they do, as to their timing. As of December

31, 2025 we own approximately 70% of the total outstanding common stock of CVR Energy and approximately 3% of the total outstanding common units of CVR Partners. As of December 31, 2025, CVR Energy, through its subsidiaries, held approximately 37% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests.

Senior Notes Redemption

On January 27, 2026, the trustee sent on our behalf a notice of full redemption to holders of our outstanding 6.250% Senior Notes due 2026 (the “2026 Notes”), with the redemption scheduled for February 26, 2026. The redemption price will be equal to 100.000% of the principal amount of the remaining 2026 Notes, plus accrued and unpaid interest thereon to, but not including, the redemption date. Upon the redemption of the 2026 Notes, none of the 2026 Notes will remain outstanding. We expect to use cash on hand to pay the redemption price for the 2026 Notes.

Investment Fund Redemption

See “Investment Funds Redemptions and Distributions” below under “Investment Segment Liquidity.”

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

Potential supply chain disruptions, geopolitical and economic instability, volatility in energy prices, the impacts of increasing electric vehicles and liquid natural gas and other improvements in fuel efficiencies and changes in regulatory policies could adversely affect operations, in particular in our Energy segment. Our ability to generate sufficient cash from our operating activities in the current commodity price environment, sell non-core assets, access capital markets, incur additional debt or take any other action to improve our liquidity is subject to the risks discussed in this Annual Report on Form 10-K and elsewhere in our periodic reports and the other risks and uncertainties that exist in our industry, and depends on our future operational performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control. Furthermore, shifts in demand and tightening credit market conditions could impact our financial stability. Increased tariffs, both by the U.S. and globally, ongoing and future trade conflicts and changes in U.S. economic trade policy, and economic uncertainly has led to increased volatility. The impact of tariffs and associated impacts on global trade have not significantly affected our operating businesses as of December 31, 2025.

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

							Net Income (Loss) From
							Continuing Operations
				Net Income (Loss) From			Attributable to Icahn
	Revenues			Continuing Operations			Enterprises
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023

	(in millions)
Investment	$12	$(86)	$(1,078)	$(54)	$(242)	$(1,353)	$5	$(132)	$(701)
Holding Company	61	109	110	(356)	(271)	(504)	(356)	(271)	(504)

Other Operating Segments:
Energy	7,188	7,684	9,297	42	(4)	831	4	(18)	508
Automotive	1,423	1,540	1,754	(130)	(16)	(6)	(130)	(16)	(6)
Food Packaging	362	393	435	(66)	(6)	13	(60)	(5)	12
Real Estate	336	97	143	256	(4)	16	256	(4)	16
Home Fashion	171	172	175	(14)	(8)	(6)	(14)	(8)	(6)
Pharma	105	111	98	(4)	9	(3)	(4)	9	(3)
Other operating segments	9,585	9,997	11,902	84	(29)	845	52	(42)	521
Consolidated	$9,658	$10,020	$10,934	$(326)	$(542)	$(1,012)	$(299)	$(445)	$(684)

Management’s Discussion and Analysis of Results of Operations discusses the comparisons between the years ended December 31, 2025 and 2024. Certain discussions of results of operations for the comparisons between the years ended December 31, 2024 and 2023 are not included in this Report. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 26, 2025, which is incorporated by reference herein, for such discussions.

Investment

We invest our proprietary capital through various private investment funds (the “Investment Funds”). As of December 31, 2025 and 2024, we had investments with a fair market value of approximately $2.7 billion in the Investment Funds. As of December 31, 2025 and 2024, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $908 million and $1.5 billion, respectively. Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $508 million and $250 million from the Investment Funds for the years ended December 31, 2025 and 2024, respectively. In addition, during the year ended December 31, 2024, the Investment Funds issued a pro-rata distribution of $650 million, including $256 million to Mr. Icahn and his affiliates (excluding us and Brett Icahn) and $394 million to the Holding Company. As of December 31, 2025, Mr. Icahn and his affiliates have pledged $568 million of interests in the Investment Funds.

Our Investment segment’s results of operations are reflected in net income (loss) in the consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of December 31, 2025.

For the years ended December 31, 2025, 2024 and 2023, our Investment Funds’ returns were 0.4%, (3.5)%, and (16.9)%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses. The Other category is primarily comprised of interest income earned on cash balances, collateral posted to counterparties and short rebates.

The following tables set forth the performance attribution and net income (loss) for the Investment Funds’ returns for the years ended December 31, 2025, 2024 and 2023, respectively, and includes performance of all investment and derivative position types including the impact of the use of leverage through options, short sales, swaps, forwards and other derivative investments.

	Year Ended December 31,
	2025	2024	2023
Long positions	12.5%	(2.3)%	(2.8)%
Short positions	(15.7)%	(5.8)%	(18.5)%
Other	3.6%	4.6%	4.4%
	0.4%	(3.5)%	(16.9)%

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Long positions	$348	$(180)	$(299)
Short positions	(530)	(291)	(1,355)
Other	129	229	299
	$(53)	$(242)	$(1,355)

For the year ended December 31, 2025, the Investment Funds’ performance was primarily driven by net gains in long positions, offset in part by net losses in short positions. The performance of our Investment segment’s long positions was driven primarily by net gains from the communications and utilities sectors of $620 million, offset in part by net losses from the healthcare, industrial and materials sectors of $260 million. The performance of our Investment segment’s short positions was primarily driven by net losses from broad market hedges of $227 million and the energy sector of $222 million.

For the year ended December 31, 2024, the Investment Funds’ performance was driven by net losses in both our short and long positions. The performance of our Investment segment’s short positions was driven primarily by losses in broad market hedge of $261 million, net losses in the utilities, materials and industrials sectors of $222 million and net losses of certain credit default swap positions of $62 million, offset in part by gains in the energy sector of $302 million. The performance of our Investment segment’s long positions was driven primarily by losses in the energy and consumer cyclical sectors of $375 million, offset in part by gains in the utilities sector of $190 million.

Energy

Our Energy segment is primarily engaged in the petroleum refining, renewable fuels and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 90%, 91% and 89% of our Energy segment’s net sales for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In addition to geopolitical conditions, including continued conflicts and tensions in the Middle East, the impact of the Russia/Ukraine conflict and recent developments in Venezuela, including continued political and economic uncertainty and sanctions-related constraints, long-term factors such as increased tariffs, ongoing and future trade conflicts and changes in U.S. economic trade policy that may impact the demand for and inventory of refined products. These factors include mandated renewable fuels standards, proposed and enacted climate change laws and regulations, and increased mileage and emissions standards for vehicles. The petroleum business is also subject to the EPA’s Renewable Fuel Standard (“RFS”), which, each year, absent exemptions or waivers, requires the operating companies in our Energy segment to blend “renewable fuels” with their transportation fuels, purchase RINs, to the extent available, in lieu of blending, or face liability. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include but are not limited to the availability of RINs for purchase, the actions of RINs market participants including non-obligated parties, transportation fuel and renewable diesel production levels and pricing, the availability of alternative or supportive credits for renewable fuel producers, the mix of the petroleum business’ petroleum products, the refining margin of the petroleum business and other factors, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which the petroleum business’ obligated-party subsidiaries may be entitled. The costs to comply with the RFS are also impacted by, and dependent upon the outcome of, the numerous lawsuits filed by multiple refiners including the petroleum business’ obligated-party subsidiaries, biofuels groups and others. Refer to Note 19, “Commitments and Contingencies,” to the consolidated financial statements for further discussion of RINs.

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

The following table presents our Energy segment’s net sales, cost of goods sold and gross profit:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Net sales	$7,162	$7,610	$9,247
Cost of goods sold	6,860	7,450	8,019
Gross profit	$302	$160	$1,228

Net sales for our Energy segment decreased by approximately $448 million (6%) for the year ended December 31, 2025 as compared to prior year due to a decrease in our petroleum business’ net sales by $493 million and a decrease in the renewable business’ net sales by $36 million, offset in part by an increase in our nitrogen fertilizer business’ net sales by $81 million over the comparable period. The decrease in the petroleum business’ net sales was primarily due to lower throughput volumes as a result of the 2025 Coffeyville Refinery Turnaround combined with lower gasoline and distillate prices, offset in part by higher revenue from the sales of crude oil in the 2025 period as compared to the 2024 period due to selling crude to manage inventory during the 2025 Coffeyville Refinery Turnaround. Our renewables business’ net sales decreased due to the expiration of the blenders tax credit, offset in part by increased biodiesel RIN prices combined with increased production and sales volumes for the year ended December 31, 2025 as compared to the prior year. Our nitrogen fertilizer business’ net sales increased primarily due to favorable UAN and ammonia pricing conditions, offset in part by unfavorable sales volumes for the year ended December 31, 2025 as compared to the prior year.

Cost of goods sold for our Energy segment decreased by approximately $590 million (8%) for the year ended December 31, 2025 as compared to prior year. The decrease was primarily due to declines in our petroleum business, mainly due to favorable RFS impacts in the current year and lower production as a result of the 2025 Coffeyville Refinery Turnaround, offset in part by accelerated depreciation caused by the RDU reversion. Gross profit for our Energy segment increased by $142 million for the year ended December 31, 2025 as compared to prior year. Gross margin as a percentage of net sales was 4% and 2% for the year ended December 31, 2025 and 2024, respectively. The increase in gross margin for the Energy segment was primarily attributable to the petroleum business, mainly due to favorable RFS impacts and higher refining margins driven by improved gasoline and distillate crack spreads, as well as lower inventory levels and favorable derivative impacts in the current year, offset in part by lower sales volumes and unfavorable inventory valuation impacts in the current year.

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

In January 2023, Auto Plus filed a voluntary bankruptcy petition seeking relief under Chapter 11 of the Bankruptcy Code, resulting in its cessation of operations and deconsolidation, which reduced our Automotive segment’s assets. Following the bankruptcy, Auto Plus exited the Automotive Services locations within which it operated. We fully exited the Aftermarket Parts business in the first quarter of 2025.

In connection with its transformation plan, the Automotive segment leases available and excess real estate in certain locations under long-term operating leases previously utilized by the Aftermarket Parts business. During this multi-year transformation plan, the Automotive segment has continued investing capital to repurpose these locations for future multi-tenant use. In October and November 2025, we executed on the next phase of the transformation plan in which the Automotive segment transferred the majority of its owned real estate to the Real Estate segment. The Real Estate segment also assumed the existing leases with third party tenants from the transferred properties.

The Automotive Services business entered into fair market value lease agreements with the Real Estate segment, which will not impact consolidated cash flows or consolidated operating expenses but will result in increased cash outflows from the Automotive segment to the Real Estate segment. We believe this will reduce the Automotive Services business’s focus on real estate activities and allow it to focus on managing its core business and executing its strategy.

During the fourth quarter of 2024, the Automotive segment entered into an agreement with a tenant to terminate a group of leases, effective March 31, 2025. As a result of this termination, the segment received a lump sum termination fee and had additional excess real estate available to lease, which has resulted in reduced cash flows during the anticipated lease-up period.

Our Automotive segment’s priorities include:

●	Positioning the Automotive Services broad offerings to take advantage of opportunities in the do-it-for-me market and vehicle fleets;
●	Evolving our current store footprint to keep pace with shifting market dynamics, with strategic investment in opening new locations with attractive growth potential and simultaneously closing our lowest and underperforming locations;
●	Investment in, and strategic review of, capital projects to increase leasing revenue, restructure lease liabilities, and reduce occupancy costs;
●	Optimization of Store and Distribution Center network while improving inventory and cost position;
●	Investment to improve the overall customer experience through process, facilities and automation;
●	Investment in employees with focus on training and career development; and
●	Business process improvements and sharing best practices through investments in people, technology, and our overall supply chain.

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

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Net sales and other revenue from operations	$1,401	$1,445	$1,685
Cost of goods sold and other expenses from operations	1,050	1,067	1,196
Gross profit	$351	$378	$489

Net sales and other revenues from operations for our Automotive segment for the year ended December 31, 2025 decreased by $44 million (3%) as compared to the comparable prior year period. The decrease was attributable to the strategic closure of underperforming locations of $40 million and the exit of the Aftermarket Parts business of $23 million which was completed in the first quarter of 2025, offset in part by increased product pricing of $20 million.

Cost of goods sold and other expenses from operations for the year ended December 31, 2025 decreased by $17 million (2%) as compared to the comparable prior year period. The decrease was attributable to reduced costs from closed stores of $29 million, the exit of the Aftermarket Parts business of $16 million, offset in part by increased service labor costs of $33 million. Gross profit on net sales and other revenue from operations for the year ended December 31, 2025 decreased by $27 million (7%) as compared to the comparable prior year period. Gross profit as a percentage of net sales and other revenue from operations was 25% and 26% for the years ended December 31, 2025 and 2024, respectively.

Food Packaging

Our Food Packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

During the first quarter of 2025, the segment commenced implementation of a restructuring plan designed to enhance operational efficiency and margin performance. The plan includes the consolidation of our North American facilities into a single, centralized location, along with investments in upgraded equipment at that facility. These actions are intended to support increased production volumes while reducing costs and waste. Implementation of the plan is causing interim disruption, but its objective is to maintain global production capability while achieving improved cost structure. The restructuring activities are expected to be substantially completed during the first half of 2026. However, we do not expect the segment to realize the efficiency and performance gains from the restructuring until later in 2026, if at all. During the year ended December 31, 2025, the segment has recognized $9 million of restructuring expenses, which include employee severance costs and facility consolidation expenses, as well as $15 million of asset impairment charges. During the year ended December 31, 2025, we provided an aggregate of $30 million of investments through private placement offerings to our Food Packaging segment, and in January 2026 we provided an additional $15 million investment. If we had not provided additional capital the segment would not have met its debt obligations. The segment may require additional funding to meet future debt obligations.

Net sales for the year ended December 31, 2025 decreased $40 million (10%) as compared to the comparable prior year period. The decrease was due to a decrease of $9 million in price and a decrease of $37 million due to lower volume, offset in part by favorable effects of foreign exchange of $6 million. Cost of goods sold for the year ended December 31, 2025 decreased by $9 million (3%) as compared to the comparable prior year period due to lower absorption of manufacturing costs resulting from lower sales volume. Gross margin as a percentage of net sales was 10% and 17% for the year ended December 31, 2025 and 2024, respectively.

Real Estate

Our Real Estate segment consists of investment properties which includes land, retail, office and industrial properties leased to commercial tenants, the development and sale of single-family homes, and the operations of a resort and a country club. Sales of single-family homes and investment properties are included in net sales in our consolidated statements of operations. Results from operations at investment properties and our country club are included in other revenues from operations in our consolidated statements of operations. Net sales and other revenues from operations for the year ended December 31, 2025 was primarily derived from resort and country club operations. Net sales and other revenues from operations for the year ended December 31, 2024 was primarily derived from the sales of single-family homes, resort and country club operations.

The Real Estate segment is actively marketing certain properties for sale. In June 2025, we closed on the sale of a country club which resulted in a gain of $47 million. The country club generated approximately $33 million of other revenues from operations in the full year of 2024. In August 2025, we closed on the sale of certain properties, which resulted in a gain of $223 million. These properties generated approximately $3 million in annual lease revenue included in other revenues from operations. As a result of these sales, we expect a corresponding reduction in other revenues from operations on an annualized basis.

In October and November 2025, our Automotive segment completed the transfer of a group of owned real estate properties to our Real Estate segment. Following the transfer, the Real Estate segment assumed control of the properties and will manage and lease them as part of its ongoing operations. The Real Estate segment will lease properties to the Automotive segment, which will not impact consolidated cash flows or other revenues from operations but will result in increased cash inflows to the Real Estate segment. The Real Estate segment also assumed the existing leases with third party tenants from the transferred properties.

Net sales for the year ended December 31, 2025 decreased by $20 million (95%) as compared to the comparable prior year period. The decrease was due to a decrease in single-family home sales. Cost of goods sold for the year ended December 31, 2025 decreased $14 million (93%) compared to the prior year period due to a decrease in single-family home sales. Gross margin as a percentage of net sales was 0% and 29% for the years ended December 31, 2025 and 2024, respectively.

Other revenues from operations for the year ended December 31, 2025 decreased by $17 million (23%) as compared to the comparable prior year period primarily due to the sale of a country club in the second quarter of 2025. Other expenses from operations for the year ended December 31, 2025 decreased $5 million (7%) compared to the comparable prior year period primarily due to the sale of a country club in the second quarter of 2025.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Net sales for the year ended December 31, 2025 decreased by $6 million (3%) compared to the comparable prior year period mostly due to lower demand from our retail business. Cost of goods sold for the year ended December 31, 2025 increased $4 million (3%) compared to the comparable prior year period mostly due to higher material costs and unfavorable manufacturing variances. Gross margin as a percentage of net sales was 18% and 23% for the years ended December 31, 2025 and 2024, respectively.

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

Pursuant to previously announced settlement agreements, in 2025, two competitors launched competing generic products to the patent protected weight loss treatment sold within our Pharma segment in the United States, which has caused, and we anticipate will continue to cause, a moderate reduction of prescription volume in the retail pharmacy market in the United States. The Pharma segment has launched its weight loss treatment in the UAE and in several EU countries including Poland, Denmark, Finland, Sweden and Iceland. Additionally, launches in twelve other European countries and six additional countries in the Middle East are planned. We anticipate these new launches will eventually offset the lost revenue in the US.

Net sales for the year ended December 31, 2025 decreased by $6 million (6%) compared to the comparable prior year period primarily due to increased generic competition in the anti-obesity market resulting in decreased sales. Cost of goods sold for the year ended December 31, 2025 increased $5 million (9%) compared to the comparable prior year period primarily due to product mix. Gross margin as a percentage of net sales was 39% and 48% for the years ended December 31, 2025 and 2024, respectively.

Holding Company

Our Holding Company’s results of operations primarily reflect the interest expense on its senior notes for the years ended December 31, 2025 and 2024.

Other Consolidated Results of Operations

Selling, General and Administrative

Our consolidated selling, general and administrative costs during the year ended December 31, 2025 increased by $54 million (7%) as compared to the comparable prior year period primarily due to higher expenses of our Automotive segment of $41 million (10%) mostly related to increased marketing and payroll expenses.

Impairment

As discussed in Note 10, "Property, Plant and Equipment, net, " to the consolidated financial statements, we had impairment in our Automotive segment related to property, plant and equipment, net of $25 million for the year ended December 31, 2025.

Interest Expense

Our consolidated interest expense during the year ended December 31, 2025 decreased by $19 million (4%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense for our Investment segment of $63 million attributable to changes in short exposure composition. The decrease was offset in part by higher interest expense in our Holding Company segment of $23 million and Energy segment of $21 million, mainly due to the refinancing of our and our Energy segment’s senior notes at higher interest rates than the prior year.

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

Liquidity and Capital Resources

We are a holding company. Our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units depends on the cash flow resulting from divestitures, equity offerings and debt financings, interest income, returns on our interests in the Investment Funds and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include receipt of dividends and distributions from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt or distributions on our depositary units could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. In October 2024, CVR Energy, our subsidiary in our Energy segment, elected to suspend payment of its cash dividend, and it continued to not pay dividends in the year ended December 31, 2025, which reduced our cash flow for the relevant period. In addition, our subsidiaries are not obligated to make funds available to us and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt and other agreements.

As of December 31, 2025, our Holding Company had cash and cash equivalents of approximately $839 million and total debt of approximately $4.7 billion. As of December 31, 2025, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $2.7 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

	December 31,
	2025	2024

	(in millions)
6.250% senior notes due 2026	250	750
5.250% senior notes due 2027	1,455	1,455
4.375% senior notes due 2029	750	750
9.750% senior notes due 2029	700	700
10.000% senior notes due 2029	1,000	500
9.000% senior notes due 2030	750	750
	4,905	4,905
Less: Unamortized discounts, premiums, and debt issuance costs	(16)	(10)
Less: Notes held in treasury (1)	(225)	(196)
Total Debt	$4,664	$4,699

(1)	At December 31, 2025 total debt is net of notes held in treasury of $10 million aggregate principal amount of our 6.250% senior notes due 2026, $73 million aggregate principal amount of our 5.250% senior notes due 2027, $92 million aggregate principal amount of our 4.375% senior notes due 2029, and $50 million aggregate principal amount of our 9.000% senior notes due 2030. At December 31, 2024 total debt is net of notes held in treasury of $31 million aggregate principal amount of our 6.250% senior notes due 2026, $73 million aggregate principal amount of our 5.250% senior notes due 2027, and $92 million aggregate principal amount of our 4.375% senior notes due 2029.

Holding Company debt consists of various issues of fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of senior notes is payable semi-annually.

In August 2025, the Issuers issued an additional $500 million in aggregate principal amount of our existing 10.000% senior secured notes due 2029. The net proceeds from the issuance, together with cash on hand, were used to partially redeem $500 million of the outstanding 6.250% senior secured notes due 2026 on September 5, 2025. The redemption included $21 million of notes held in treasury, resulting in a net debt extinguishment of $479 million.

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

As of December 31, 2025 and 2024, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2025, based on covenants in the indentures governing our senior notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

Debt Repurchases

During the year ended December 31, 2025, we repurchased in the open market approximately $50 million aggregate principal amount of our 9.000% senior notes due 2030 for total cash paid of $46 million. The repurchased notes were extinguished but were not retired and are held in treasury.

Senior Notes Redemption

On January 27, 2026, the trustee sent on our behalf a notice of full redemption to holders of our outstanding 2026 Notes, with the redemption scheduled for February 26, 2026. The redemption price will be equal to 100.000% of the principal amount of the remaining 2026 Notes, plus accrued and unpaid interest thereon to, but not including, the redemption date and will be net of notes held in treasury. Upon the redemption of the 2026 Notes, none of the 2026 Notes will remain outstanding. We expect to use cash on hand to pay the redemption price for the 2026 Notes.

Future Debt Service Obligations

Interest payments on our Holding Company’s senior notes will be approximately $337 million for 2026, $296 million for 2027, $260 million for 2028, $212 million for 2029 and $32 million for 2030.

At-The-Market Offerings

From time to time Icahn Enterprises enters into Open Market Sale Agreements providing for the sale of depositary units under its ongoing “at-the-market” offering program. During the year ended December 31, 2025, Icahn Enterprises sold 10,067,399 depositary units for aggregate gross proceeds of $84 million. During the year ended December 31, 2024, Icahn Enterprises sold 5,806,986 depositary units for aggregate gross proceeds of $102 million. As of December 31, 2025, Icahn Enterprises sold the maximum aggregate amount permitted under the Open Market Sale Agreement entered into on November 21, 2022. As of December 31, 2025, Icahn Enterprises may sell depositary units for up to an additional $363 million in aggregate gross proceeds pursuant to the Open Market Sale Agreement entered into on August 26, 2024. No assurance can be made that any or all amounts will be sold during the term of the agreement, and we have no obligation to sell additional depositary units under the Open Market Sale Agreement. Depending on market conditions, we may continue to sell depositary units under the Open Market Sale Agreement, and, if appropriate, enter into a new Open Market Sale Agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing Open Market Sale Agreement. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. While we were able to sell depositary units during the year ended December 31, 2025, there can be no assurance that any future capital will be available on acceptable terms or at all under this program.

LP Unit Distributions

During the year ended December 31, 2025, we declared four quarterly distributions aggregating $2.00 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash were $282 million, of which $175 million was distributed to Mr. Icahn and his affiliates.

On February 23, 2026, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about April 15, 2026 to depositary unitholders of record at the close of business on March 9, 2026. Depositary unitholders will have until April 3, 2026 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending April 10, 2026. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

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

Repurchase Authorization

On May 9, 2023, the Board of Directors of the General Partner approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”), in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness. The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. On November 6, 2024, the Board re-approved the Repurchase Program, and, pursuant to the reapproved Repurchase Program, we were reauthorized to repurchase up to $500 million worth of our outstanding fixed-rate senior notes, in addition to the $269 million we repurchased prior to the Board’s reapproval of the Repurchase Program. During the year ended December 31, 2025, the Company did not repurchase any of the Company’s depositary units under the Repurchase Program and has repurchased $50 million worth of our outstanding fixed-rate senior notes. The repurchased notes were extinguished but were not retired and are held in treasury. We remain authorized to repurchase up to $450 million of our senior notes and up to $500 million of our outstanding depositary units, in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness.

Captive Insurance Program

We established a captive insurance program to supplement the insurance coverage of the officers, directors, employees and agents of the Company, its subsidiaries and our general partner. Holding company restricted cash related to this program as of December 31, 2025 and December 31, 2024 was $113 million and $108 million, respectively. Whenever the captive insurance program is cancelled, any remaining assets will become available to the Holding Company.

Sale of Investments

The Holding Company did not recognize any material gains or losses from the sale of investments during 2025 and 2024.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Our cash held at consolidated affiliated partnerships balance was $746 million and $915 million as of December 31, 2025 and December 31, 2024, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of Icahn Enterprises.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of December 31, 2025, the Investment Funds had a net short notional exposure of 13%. The Investment Funds’ long exposure was 101% (101% long equity) and its short exposure was 114% (104% short equity and 10% short commodity). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at December 31, 2025.

Of the Investment Funds’ 101% long exposure, 59% was comprised of the fair value of its long positions and 42% was comprised mostly of single name equity forward and swap contracts. Of the Investment Funds’ 114% short exposure, 38% was comprised of the fair value of its short positions and 76% was comprised mostly of short broad market index swap derivative contracts and short commodity contracts.

With respect to both our long positions that are not notionalized (59% long exposure) and our short positions that are not notionalized (38% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other long positions (42% long exposure) and short positions (76% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Investment Funds Redemptions and Distributions

During the years ended December 31, 2025 and 2024, Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $508 million and $250 million, respectively, from his personal interests in the Investment Funds included in the Investment segment. As of December 31, 2025 and 2024, the total fair market value of investments in the Investment Funds owned by the Company was approximately $2.7 billion, representing approximately 75% and 64% of the Investment Funds’ assets under management as of each respective date.

During the year ended December 31, 2024, the Investment Funds issued a pro-rata distribution of $650 million, including $256 million to Mr. Icahn and his affiliates (excluding us and Brett Icahn) and $394 million to the Holding Company, respectively.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	December 31,
	2025	2024

	(in millions)
Energy	$511	$987
Automotive	14	133
Food Packaging	9	6
Real Estate	31	25
Home Fashion	4	4
Pharma	26	42
	$595	$1,197

Sale of Equity Method Investment

During the year ended December 31, 2025, our energy segment did not sell any equity method investments. During the year ended December 31, 2024, our Energy segment sold an equity method investment for cash consideration of approximately $90 million, resulting in a gain of $24 million included within Other income, net.

Segment Borrowings and Availability

Segment debt consists of the following:

	December 31,
	2025	2024

	(in millions)
Energy	$1,765	$1,919
Automotive	21	31
Food Packaging	142	144
Real Estate	1	1
Home Fashion	23	15
	$1,952	$2,110

Energy

In February 2026, CVR Energy completed the issuance of $1 billion aggregate principal amount of senior notes, consisting of $600 million of 7.50% senior notes due February 2031 and $400 million of 7.875% senior notes due February 2034. The proceeds from the issuance of these notes were used to (i) fund the redemption in full of CVR Energy’s existing $600 million in aggregate principal amount of 8.50% senior unsecured notes due 2029 at a redemption price equal to 104.250% of the principal amount in February 2026, resulting in a $28 million loss on extinguishment of debt in the first quarter of 2026, (ii) fund the partial redemption of $217 million of CVR Energy’s existing $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028 at par in February 2026, resulting in a less than $1 million loss on extinguishment of debt in the first quarter of 2026, and (iii) repaid the aggregate principal balance of CVR Energy’s Term Loan, resulting in a $3 million loss on extinguishment in the first quarter of 2026.

In February, 2026, CVR Energy and certain of its subsidiaries entered into Amendment No. 5 to the Amended and Restated ABL Credit Agreement (the “CVR Energy ABL Amendment”) with a group of lenders Wells Fargo Bank, National Association, a national banking associate (“Wells Fargo”), as administrative agent, collateral agent and a lender. The CVR Energy ABL Amendment amended that certain Credit Agreement, dated December 20, 2012, to, among other things, (i) increase the aggregate principal amount available under the CVR Energy ABL from $345 million to $550 million, which commitments may be further increased up to $700 million in accordance with the CVR ABL

Amendment, (ii) extend the maturity date by an additional three years from June, 30 2027 to February 12, 2031, and (iii) make certain amendments to the borrowing base calculation and negative covenants.

In 2025, certain of our Energy segment’s subsidiaries (the “Term Loan Borrowers”) prepaid $165 million in principal amount of the Term Loan. As a result of these transactions, CVR Energy recognized a $3 million loss on extinguishment of debt for the year ended December 31, 2025.

In December 2024, the Term Loan Borrowers entered into a senior secured term loan facility in the amount of $325 million, which was borrowed in full on the closing date, with net proceeds of $318 million. At the option of the Term Loan Borrowers, the term loan facility uses a variable interest rate based on SOFR plus 4.00% per year, or an alternate base rate, plus 3.00%.

In February 2024, CVR Energy redeemed all outstanding 5.250% senior unsecured notes due 2025, at par. As a result of this transaction, CVR Energy recognized a $1 million loss on extinguishment of debt in the year ended December 31, 2024.

As of December 31, 2025, all of our subsidiaries were in compliance with all debt covenants. On January 23, 2026, Viskase entered into an amendment to its credit agreement providing for, among other things, a waiver of any events of default for period ending December 31, 2025.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

December 31,
2025
(in millions)
Energy	$296
Food Packaging	5
Home Fashion	1
$302

As of December 31, 2025, total available capacity under the CVR Energy ABL and CVR Partners’ variable rate asset based revolving credit facilities aggregated $296 million. The CVR Energy ABL also had $10 million of letters of credit outstanding as of December 31, 2025.

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

Our Energy segment’s future debt maturities (excluding financing leases) are $157 million for 2027, $950 million for 2028 and $600 million for 2029. Future interest payments for our Energy segment are expected to be approximately $87 million for 2026, $86 million for 2027, $74 million for 2028 and $5 million for 2029.

Subsidiary Distributions and Dividends

During the year ended December 31, 2025, our Energy segment had aggregate distributions paid by CVR Partners of $77 million to non-controlling interests and $3 million to us.

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities	Activities	Activities	Activities

	(in millions)
Holding Company	$(310)	$87	$(338)	$(213)	$472	$(446)	$(221)	$616	$(424)
Investment	(128)	—	(526)	541	—	(905)	2,789	—	(2,441)

Other Operating Segments:
Energy	144	(362)	(258)	404	(121)	(482)	948	(239)	(40)
Automotive	(62)	(89)	32	59	(52)	21	115	(47)	3
Food Packaging	12	(35)	26	3	(15)	11	43	(14)	(29)
Real Estate	14	86	(96)	15	(26)	12	42	(20)	(30)
Home Fashion	(6)	(8)	13	(18)	(7)	25	—	(1)	1
Pharma	12	2	(30)	41	2	(27)	20	—	(10)
Other operating segments	114	(406)	(313)	504	(219)	(440)	1,168	(321)	(105)
Total before eliminations	(324)	(319)	(1,177)	832	253	(1,791)	3,736	295	(2,970)
Eliminations	11	(83)	72	—	(468)	468	—	(585)	585
Consolidated	$(313)	$(402)	$(1,105)	$832	$(215)	$(1,323)	$3,736	$(290)	$(2,385)

The discussion of consolidated cash flows below primarily discusses the comparisons between the years ended December 31, 2025 and 2024. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on February 26, 2025, which is incorporated by reference herein, for additional discussion of consolidated cash flows for the comparisons between the years ended December 31, 2024 and 2023.

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

Holding Company

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Operating Activities:
Cash payments for interest on senior notes	$(335)	$(284)	$(287)
Interest and dividend income	57	98	94
Net cash receipts for income taxes, net of payments	(2)	(2)	(2)
Operating costs and other	(30)	(42)	(26)
	$(310)	$(230)	$(221)
Investing Activities:
Distributions from the Investment Funds	$—	$394	$242
Cash from operating segments	979	184	385
Cash to operating segments	(896)	(93)	(42)
Related party note receivable repayments and disbursements, net	4	4	30
Other investing activities, net	—	—	1
	$87	$489	$616
Financing Activities:
Partnership contributions	85	102	185
Partnership distributions	(288)	(389)	(307)
Payments to acquire additional interests in subsidiaries	(102)	(13)	—
Proceeds from partial sale of interests in consolidated subsidiaries	—	—	158
Proceeds from Holding Company senior notes	495	1,266	699
Repurchase of senior notes held in treasury	(46)	(176)	—
Repayments and repurchases of Holding Company senior notes	(479)	(1,221)	(1,159)
Other financing activities, net	(3)	(15)	—
	$(338)	$(446)	$(424)
(Decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$(561)	$(187)	$(29)

Distributions paid from the Investment Funds include a pro-rata distribution paid, which includes payment to the Holding Company, and are eliminated in consolidation.

Cash from operating segments is made up of dividends, distributions, and intercompany loans that are eliminated in consolidation. During 2025, this included repayments of intercompany notes from our Automotive segment of $731 million and distributions received of $6 million; cash distributions received from our Real Estate segment of $191 million and repayments of intercompany loans of $12 million; repayments of intercompany loans from our Pharma segment of $36 million; and a $3 million cash dividend received from CVR Partners. During 2024, this included cash dividends received from CVR Energy of $100 million; cash distributions received from our Real Estate segment of $32 million; and repayments of intercompany loans received from our Pharma segment of $28 million and other distributions of $7 million.

Cash to operating segments is made up of intercompany loans and contributions to our operating segments that are eliminated in consolidation. During 2025, this included cash contributed to our Automotive segment of $775 million, cash contributed to our Real Estate segment of $49 million and repayments of intercompany notes of $68 million; and cash paid to our Home Fashion segment of $4 million. During 2024, this included cash paid to our Automotive segment of $38 million, Real Estate segment of $37 million and Home Fashion segment of $18 million.

Cash to operating segments are eliminated in consolidation. Changes in cash to operating segments was mainly attributable for cash paid to our Automotive and Real Estate segments for each year presented.

Partnership contributions represent sales in connection with our “at-the-market” offerings pursuant to our Open Market Sale Agreements, as discussed above.

Partnership distributions represent cash paid to depositary unitholders in connection with our regular quarterly distributions.

Payments to acquire additional interests in subsidiaries during 2025 represent payments to acquire additional interests in CVR Energy and CVR Partners of approximately $66 million and $7 million, respectively, and the private placements of Viskase of $30 million. Payments to acquire additional interests in subsidiaries in 2024 also includes amounts related to the purchase of CVR Partners’ common units.

Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investments transactions.

Our Investment segment’s cash flows used in financing activities for the year ended December 31, 2025 was due to redemptions paid to Mr. Icahn and his affiliates (excluding us and Brett Icahn) of $508 million from the Investment Funds and net redemptions of $18 million related to Brett Icahn in accordance with his manager agreement. For 2024, our Investment segment paid a pro-rata distribution of $650 million and redemptions paid to Mr. Icahn and his affiliates (excluding us and Brett Icahn) of $250 million from the Investment Funds, and net redemptions of $4 million related to Brett Icahn in accordance with his manager agreement.

Other Operating Segments

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Operating Activities:
Net cash flow from operating activities before changes in operating assets and liabilities	$460	$449	$1,370
Changes in operating assets and liabilities	(346)	55	(202)
	$114	$504	$1,168
Investing Activities:
Capital expenditures	$(341)	$(280)	$(303)
Turnaround expenditures	(197)	(53)	(57)
Acquisition of businesses, net of cash acquired	—	(2)	(20)
Proceeds from disposition of businesses and assets	120	3	33
Proceeds from sale of equity method investments	—	90	—
Other	12	23	26
	$(406)	$(219)	$(321)
Financing Activities:
Proceeds from other borrowings	$18	$362	$683
Repayments of other borrowings	(189)	(629)	(112)
Dividends and distributions to non-controlling interests	(77)	(95)	(319)
Cash from Holding Company	896	93	42
Cash to Holding Company	(979)	(167)	(385)
Payments to acquire additional interests in consolidated subsidiaries	30	—	—
Other	(12)	(4)	(14)
	$(313)	$(440)	$(105)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	—	(1)	(1)
Increase (decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	$(605)	$(156)	$741

Our other operating segments’ cash flow from operating activities before changes in operating assets and liabilities were primarily attributable to the results of our Energy segment during both periods.

Changes in operating assets and liabilities from operating activities in 2025 were primarily related to our Energy segment mainly attributable to a decrease in working capital of approximately $226 million resulting primarily from unfavorable changes in other current liabilities and accounts payable from the planned maintenance at one of its refineries.

Capital expenditures are primarily from our Energy and Automotive segments and are primarily for maintenance and growth. Refer to Note 15, “Segment and Geographic Reporting,” for capital expenditures reported for each of our segments. Turnaround expenditures relates to our Energy segment, which were higher in 2025 compared to 2024, due to planned maintenance at one of its refineries.

Repayments of other borrowings in 2025 are primarily related to our Energy segment’s principal payments on the Term Loan of $168 million. During 2024, repayments of other borrowings are related to our Energy segment’s redemption of $600 million principal amount of its 5.25% senior notes due February 2025.

Distributions to non-controlling interests were from our Energy segment relating to its regular quarterly dividends and distributions, excluding payments made to us.

Cash from Holding Company is made up of dividends, distributions, and intercompany loans that are eliminated in consolidation. During 2025, this included cash contributed to our Automotive segment of $775 million, cash contributed to our Real Estate segment of $49 million and repayments of intercompany notes of $68 million; and cash paid to our Home Fashion segment of $4 million. During 2024, this included cash paid to our Automotive segment of $38 million, Real Estate segment of $37 million and Home Fashion segment of $18 million.

Cash to Holding Company is made up of intercompany loans and contributions from our operating segments that are eliminated in consolidation. During 2025, this included repayments of intercompany notes from our Automotive segment of $731 million and distributions received of $6 million; cash distributions received from our Real Estate segment of $191 million and repayments of intercompany loans of $12 million; repayments of intercompany loans from our Pharma segment of $36 million and a $3 million cash dividend received from CVR Partners. During 2024, this included cash dividends received from CVR Energy of $100 million; cash distributions received from our Real Estate segment of $32 million and repayments of intercompany loans received from our Pharma segment of $28 million and other distributions of $7 million.

Payments to acquire additional interests in consolidated subsidiaries are related to the Food Packaging private placements of $30 million.

Consolidated Capital Spending

Refer to Note 15, “Segment and Geographic Reporting,” for a reconciliation of our segments’ capital expenditures to consolidated capital expenditures for each of the years ended December 31, 2025, 2024 and 2023. In addition, our Energy segment had turnaround expenditures of $197 million, $53 million and $57 million during the years ended December 31, 2025, 2024 and 2023, respectively, which is reported separately from capital expenditures in our consolidated statements of cash flows.

For 2026, we estimate our consolidated capital expenditures to be approximately $200 million to $240 million for our Energy segment, for both maintenance and growth, $114 million for our Automotive segment and approximately $123 million in the aggregate for all other segments.

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

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. For each of December 31, 2025 and 2024, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

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

As of December 31, 2025, our consolidated goodwill was $290 million, primarily within our Automotive segment’s reporting unit. We perform the annual goodwill impairment test for our Automotive segment as of October 1 of each year.

During the third quarter of 2024, we experienced declining sales in our Automotive Services business, due to, among other factors, reduced consumer spending on automotive repairs and maintenance and certain operational challenges, resulting in a reduction in expected future cash flows. This led to a goodwill triggering event during the quarter ended September 30, 2024. Our goodwill impairment testing concluded that no impairment was required at that time, and we have undertaken operational changes, including changes in management and strategy, that we believe will lead to improvements in the performance of the business and cash flows. However, if our growth and profitability initiatives do not realize their expected benefits, our assets in this business may be subject to impairment. On October 1, 2024, we performed a qualitative annual goodwill impairment analysis for our Automotive segment. We determined that it was not more likely than not that the fair value of the Service reporting unit was below its carrying amount and therefore, no impairment is required. As of December 31, 2025, our Automotive segment had remaining goodwill of $250 million, which is allocated entirely to its reporting unit.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported in our consolidated balance sheets. Based on their respective balances as of December 31, 2025, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives, based on the price impact on notional value, would decrease by approximately $215 million, $138 million and $423 million, respectively. However, as of December 31, 2025, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our consolidated statements of operations would be less than the change in fair value since we have an investment of approximately 75% in the Investment Funds, and the non-controlling interests in income would correspondingly offset approximately 25% of the change in fair value. As of December 31, 2024, we estimated that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives, based on the price impact on notional value, would decrease by approximately $227 million, $137 million and $409 million, respectively and as of December 31, 2024, our investment in the Investment Funds was 64%.

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

Our operating subsidiaries have variable rate debt primarily with a principal amount outstanding aggregating $323 million as of December 31, 2025, primarily at our Energy and Food Packaging segment. A 1.0% increase in interest rates would increase interest expense by approximately $3 million on an annualized basis, thus decreasing net income by the same amount. Additionally, as of December 31, 2025, our operating segments have additional borrowing availability subject to variable interest rates aggregating $302 million, which if outstanding, would increase our operating segments’ exposure to changes in interest rates.

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

Food Packaging

Viskase has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which they operate. Viskase is exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect Viskase’s financial condition. Viskase recorded a translation loss of $7 million in accumulated other comprehensive loss for each of the years ended December 31, 2025 and 2024, and recorded a translation gain in earnings of $3 million and a translation loss of $9 million for the years ended December 31, 2025 and 2024, respectively.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Icahn Enterprises L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2026 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Automotive Reporting Unit

As described further in Notes 2 and 11 to the consolidated financial statements, goodwill is reviewed for impairment annually, or more frequently if impairment indicators exist. When performing goodwill testing, the Company first considers qualitative factors and if necessary, a quantitative impairment test is performed. On October 1, 2025, the Company identified a triggering event at its automotive reporting unit, which resulted in the Company performing a quantitative impairment test. As part of the quantitative impairment test, management estimated the fair value of the Company’s automotive reporting unit, which was based on a combination of discounted cash flows and guideline public company multiples of current and future earnings. We identified the revenue growth rates and the discount rates used within the discounted cash flows for the automotive reporting unit quantitative goodwill test as a critical audit matter.

The principal considerations for our determination that the revenue growth rates and the discount rates used within the discounted cash flows is a critical audit matter are that they involve a high degree of management judgement and estimation uncertainty, and because the fair value of the automotive reporting unit is sensitive to changes in these assumptions. Auditing the revenue growth rates and discount rates required a high degree of auditor judgment.

Our audit procedures related to the revenue growth rates and discount rates used within the quantitative goodwill impairment test for the automotive reporting unit included the following among others:

●	Obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s goodwill impairment process for the automotive reporting unit.
●	Evaluated the completeness and accuracy of the underlying data used by the Company in its analysis.
●	Performed a sensitivity analysis to evaluate the impact of changes in revenue growth rates and discount rates on the reporting unit’s fair value and compared the revenue growth rate assumptions to recent performance and current industry trends.
●	Involved our valuation specialists to evaluate the reasonableness of the overall methodologies and the discount rates. The valuation specialists independently developed a range of discount rates derived using publicly available data and compared the discount rate used to value the automotive reporting unit to this range.

We have served as the Partnership’s auditor since 2004.

/s/GRANT THORNTON LLP

Fort Lauderdale, Florida

February 25, 2026

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$1,450	$2,603
Cash held at consolidated affiliated partnerships and restricted cash	1,969	2,636
Investments	2,251	2,310
Due from brokers	1,656	1,624
Accounts receivable, net	393	479
Related party notes receivable, net	129	7
Inventories	845	897
Property, plant and equipment, net	3,670	3,843
Deferred tax asset	165	160
Derivative assets, net	7	22
Goodwill	290	288
Intangible assets, net	349	409
Assets held for sale	—	25
Other assets	1,041	976
Total Assets	$14,215	$16,279
LIABILITIES AND EQUITY
Accounts payable	$690	$802
Accrued expenses and other liabilities	1,192	1,547
Deferred tax liabilities	314	331
Derivative liabilities, net	595	756
Securities sold, not yet purchased, at fair value	1,382	1,373
Due to brokers	—	40
Debt	6,616	6,809
Total liabilities	10,789	11,658

Commitments and contingencies (Note 19)

Equity:
Limited partners: Depositary units: 637,209,452 units issued and outstanding at December 31, 2025 and 522,736,315 units issued and outstanding at December 31, 2024	2,728	3,241
General partner	(786)	(775)
Equity attributable to Icahn Enterprises	1,942	2,466
Equity attributable to non-controlling interests	1,484	2,155
Total equity	3,426	4,621
Total Liabilities and Equity	$14,215	$16,279

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023

	(in millions, except per unit amounts)
Revenues:
Net sales	$8,631	$9,193	$11,077
Other revenues from operations	664	707	770
Net loss from investment activities	(183)	(421)	(1,575)
Interest and dividend income	288	477	636
Gain (loss) on disposition of assets, net	247	(4)	8
Other income, net	11	68	18
	9,658	10,020	10,934
Expenses:
Cost of goods sold	7,978	8,619	9,327
Other expenses from operations	599	603	643
Selling, general and administrative	837	783	852
Dividend expense	35	56	87
Restructuring, net	10	3	1
Impairment	40	—	7
Credit loss on related party note receivable	—	—	139
Loss on deconsolidation of subsidiary	—	—	246
Interest expense	504	523	554
	10,003	10,587	11,856
Loss before income tax benefit (expense)	(345)	(567)	(922)
Income tax benefit (expense)	19	25	(90)
Net loss	(326)	(542)	(1,012)
Less: net loss attributable to non-controlling interests	(27)	(97)	(328)
Net loss attributable to Icahn Enterprises	$(299)	$(445)	$(684)

Net loss attributable to Icahn Enterprises allocated to:
Limited partners	$(293)	$(436)	$(670)
General partner	(6)	(9)	(14)
	$(299)	$(445)	$(684)

Basic and Diluted loss per LP unit	$(0.52)	$(0.94)	$(1.75)
Basic and diluted weighted average LP units outstanding	562	466	382
Distributions declared per LP unit	$2.00	$3.50	$6.00

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Net loss	$(326)	$(542)	$(1,012)
Other comprehensive income (loss) income, net of tax:
Translation adjustments	9	(7)	12
Post-retirement benefits and other	3	1	3
Other comprehensive income (loss), net of tax	12	(6)	15
Comprehensive loss	(314)	(548)	(997)
Less: Comprehensive loss attributable to non-controlling interests	(27)	(97)	(328)
Comprehensive loss attributable to Icahn Enterprises	$(287)	$(451)	$(669)

Comprehensive loss attributable to Icahn Enterprises allocated to:
Limited partners	$(281)	$(442)	$(656)
General partner	(6)	(9)	(13)
	$(287)	$(451)	$(669)

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	(Deficit)	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2022	$(747)	4,647	3,900	5,658	9,558
Net income (loss)	(14)	(670)	(684)	(328)	(1,012)
Other comprehensive income	—	15	15	—	15
Partnership distributions	(6)	(301)	(307)	—	(307)
Partnership contributions	4	175	179	—	179
Investment segment distributions	—	—	—	(2,197)	(2,197)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(319)	(319)
Changes in subsidiary equity and other	2	103	105	51	156
Balance, December 31, 2023	(761)	3,969	3,208	2,865	6,073
Net (loss) income	(9)	(436)	(445)	(97)	(542)
Other comprehensive income	—	(6)	(6)	—	(6)
Partnership distributions	(8)	(383)	(391)	—	(391)
Partnership contributions	2	102	104	—	104
Investment segment contributions	—	—	—	1	1
Investment segment distributions	—	—	—	(511)	(511)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(95)	(95)
Changes in subsidiary equity and other	1	(5)	(4)	(8)	(12)
Balance, December 31, 2024	(775)	3,241	2,466	2,155	4,621
Net loss	(6)	(293)	(299)	(27)	(326)
Other comprehensive loss	—	11	11	1	12
Partnership distributions	(6)	(282)	(288)	—	(288)
Partnership contributions	2	83	85	—	85
Investment segment distributions	—	—	—	(526)	(526)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(77)	(77)
Purchase of additional interests in consolidated subsidiaries	—	(34)	(34)	(38)	(72)
Changes in subsidiary equity and other	(1)	2	1	(4)	(3)
Balance, December 31, 2025	$(786)	$2,728	$1,942	$1,484	$3,426

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Cash flows from operating activities:
Net loss	$(326)	$(542)	$(1,012)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from securities transactions	(323)	207	595
Purchases of securities	(1,372)	(1,925)	(963)
Proceeds from sales of securities	1,990	1,474	4,537
Payments to cover securities sold, not yet purchased	(773)	(2,227)	(4,692)
Proceeds from securities sold, not yet purchased	612	998	1,358
Changes in receivables and payables relating to securities transactions	(71)	2,465	2,268
Changes in derivative assets and liabilities	(146)	(181)	1,029
Loss (gain) on disposition of assets, net	(247)	4	(8)
Depreciation and amortization	603	511	518
Loss on deconsolidation of subsidiary	—	—	246
Credit loss expense	—	—	139
Impairment	40	—	7
Deferred taxes	9	(45)	(48)
Other, net	31	3	(84)
Changes in other operating assets and liabilities:
Accounts receivable, net	86	15	78
Related party note receivable	—	—	7
Inventories	28	133	27
Other assets	(318)	(1)	55
Accounts payable	(135)	(33)	59
Accrued expenses and other liabilities	(1)	(24)	(380)
Net cash (used in) provided by operating activities	(313)	832	3,736
Cash flows from investing activities:
Capital expenditures	(341)	(280)	(303)
Turnaround expenditures	(197)	(53)	(57)
Acquisition of businesses, net of cash acquired	—	(2)	(20)
Proceeds from sale of equity investment	—	90	—
Proceeds from disposition of businesses and assets	120	3	33
Related party note receivable payments and distributions, net	—	4	30
Other, net	16	23	27
Net cash (used in) provided by investing activities	(402)	(215)	(290)
Cash flows from financing activities:
Investment segment contributions from non-controlling interests	—	1	—
Investment segment distributions to non-controlling interests	(526)	(511)	(2,199)
Partnership contributions	85	104	185
Partnership distributions	(288)	(391)	(307)
Proceeds from sale of (purchase of) additional interests in consolidated subsidiaries	(72)	(13)	158
Dividends and distributions to non-controlling interests in subsidiaries	(77)	(95)	(319)
Proceeds from Holding Company senior notes	495	1,266	699
Repayments of Holding Company senior notes	(479)	(1,229)	(1,159)
Repurchase of senior notes held in treasury	(46)	(168)	—
Proceeds from subsidiary borrowings	18	362	683
Repayments of subsidiary borrowings	(189)	(629)	(112)
Other, net	(26)	(20)	(14)
Net cash used in financing activities	(1,105)	(1,323)	(2,385)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	—	(1)	(1)
Net (decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	(1,820)	(707)	1,060
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	5,239	5,946	4,886
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$3,419	$5,239	$5,946

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of December 31, 2025, representing an aggregate 1.99% general partner interest in Icahn Enterprises Holdings and us. Mr. Icahn and his affiliates owned approximately 86% of our outstanding depositary units as of December 31, 2025.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $2.7 billion as of December 31, 2025 and 2024.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”), along with our interest in CVR Partners, LP, a publicly traded limited partnership (“CVR Partners”) and subsidiary of CVR Energy. CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing businesses, the renewable fuels businesses, as well as in the nitrogen fertilizer manufacturing and distribution businesses through its holdings in CVR Partners. CVR Energy is an independent petroleum refiner and is a marketer of high value transportation fuels primarily in the form of gasoline, diesel, jet fuel and distillates. The renewables business refines feedstocks, such as soybean oil, corn oil, and other related renewable feedstocks, into renewable diesel and markets renewable products. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR Energy held 100% of the general partner interest and approximately 37% of the outstanding common units of CVR Partners as of December 31, 2025.

During the year ended December 31, 2025, we increased our ownership of CVR Energy by acquiring 3,726,090 shares for a total purchase price of approximately $65 million. During this period, we also increased our ownership of CVR Partners by acquiring 98,082 units for a total purchase price of approximately $7 million. As of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, we owned approximately 70% of the total outstanding common stock of CVR Energy and 3% of the outstanding common units of CVR Partners.

In December 2025, our Energy segment reverted the renewable diesel unit (“RDU”) back to hydrocarbon processing service, considering the unfavorable economics of the renewables business and to optimize feedstock and relieve certain logistical constraints within the refining business. CVR Energy maintains the option to switch back to renewable diesel service if economically incentivized to do so.

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

In October and November of 2025, our Automotive segment completed the transfer of $465 million of owned real estate properties to our Real Estate segment. Following the transfer, the Real Estate segment assumed control of the properties and will manage and lease them as part of its ongoing operations. The Automotive segment entered into fair market value leases with the Real Estate segment for the locations in which it will continue to operate the Automotive Services business. The Real Estate segment also assumed the existing leases with third party tenants from the transferred properties.

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

In March, September and December 2025 and January 2026, Viskase completed equity private placements whereby we acquired an aggregate of 57,288,561 additional shares of Viskase common stock for an aggregate of $45 million. As of December 31, 2025, we owned approximately 93% of the total outstanding common stock of Viskase. Viskase's previously announced merger with Enzon Pharmaceuticals, Inc. is anticipated to close in the first quarter of 2026.

Real Estate

We conduct our Real Estate segment through various wholly owned subsidiaries. Our Real Estate segment primarily consists of investment properties which includes land, retail, office and industrial properties leased to corporate tenants, the development and sale of single-family homes, and the operations of a resort and a country club.

In August 2025, our Real Estate segment sold certain properties for total consideration of $247 million, including loan origination fees, resulting in a pre-tax gain on disposition of assets of $223 million. The transaction included seller

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financing, which is included in related party notes receivable, and a preferred equity method investment included in investments, in our condensed consolidated balance sheet as of December 31, 2025.

In October and November of 2025, our Automotive segment completed the transfer of $465 million of owned real estate properties to our Real Estate segment. Following the transfer, the Real Estate segment assumed control of the properties and will manage and lease them as part of its ongoing operations. The Automotive segment entered into fair market value leases with the Real Estate segment for the locations in which it will continue to operate the Automotive Services business. The Real Estate segment also assumed the existing leases with third party tenants from the transferred properties.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We established a captive insurance program to supplement the insurance coverage of the officers, directors, employees and agents of the Company, its subsidiaries and our general partner. We hold assets in a protected cell, which we are the primary beneficiary of, and therefore consolidate the protected cell. Our total assets related to the protected cell were $113 million and $108 million as of December 31, 2025 and 2024, respectively, and included in restricted cash in the consolidated balance sheet.

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

Our assets held for sale were $25 million as of December 31, 2024, all of which relates to certain properties in our Real Estate segment. In November 2024, we entered into a purchase and sale agreement to sell certain properties, which closed in August 2025.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our debt as of December 31, 2025 was approximately $6.6 billion and $6.3 billion, respectively. The carrying value and estimated fair value of our debt as of December 31, 2024 was approximately $6.8 billion and $6.6 billion, respectively.

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

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $746 million and $915 million as of December 31, 2025 and 2024, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of Icahn Enterprises.

Our restricted cash balance was $1.2 billion and $1.7 billion as of December 31, 2025 and 2024, respectively. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions and cash held related to our captive insurance program.

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

TEB LLC (“TEB”). In August 2025, the Company sold certain properties to TEB. TEB was formed by a third-party developer for such developer to acquire, redevelop and operate the properties sold by the Company. In connection with the sale of the properties, the Company received cash, provided certain seller financing and also received a preferred equity interest and a profits interest in TEB. The Company did not provide any cash capital to TEB and the Company is not obligated to invest any capital contributions to support TEB or its operations in the future. The operation of TEB’s business is the sole responsibility of the other member who serves as manager of TEB and the Company does not have control over the operations of the business. The Company has certain protective rights in connection with its preferred equity interest.

The Company has evaluated its involvement with TEB and determined that the entity meets the definition of a variable interest entity. The Company determined it is not the primary beneficiary, as certain decisions related to the entity’s operations require the consent of both the Company and the other member serving as the manager. As a result, the Company does not consolidate TEB and accounts for its preferred equity investment under the equity method. As of December 31, 2025, the carrying amount of our equity method investment in TEB was $74 million and is included in investments in the condensed consolidated balance sheet. Our maximum exposure to loss in connection with our involvement in TEB is limited to the carrying value of our equity investment and related party loan receivable, which together total $203 million as of December 31, 2025.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Automotive, Food Packaging, Home Fashion and Pharma

Our Automotive, Food Packaging, Home Fashion and Pharma segments’ inventories are stated at the lower of cost or net realizable value. Cost is determined by using the FIFO method, except for our Automotive segment which uses the last-in, first out (“LIFO”) method and the Pharma segment which utilizes weighted-average cost. Inventory recorded using the LIFO method was $164 million and $168 million as of December 31, 2025 and 2024, respectively, all of which relates to finished goods. The cost of manufactured goods includes the cost of direct materials, labor and manufacturing overhead. Our Automotive, Food Packaging, Home Fashion and Pharma segments write-down inventory for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

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

In December 2025, our Energy segment reverted the renewable diesel unit (“RDU”) back to hydrocarbon processing service. In accordance with ASC 360-10, our Energy segment evaluated the recoverability of the asset group and concluded the carrying value was recoverable. However, due to the change in planned utilization, the estimated remaining useful lives of certain assets within its renewables business were adjusted downward beginning September 2025. Approximately $93 million of the impacted property, plant and equipment’s carrying value was fully depreciated before the reversion of the RDU back to hydrocarbon processing commenced.

In October and November of 2025, the Automotive segment transferred $465 million of owned land and buildings to the Real Estate segment. In connection with the transfer of the Automotive segment owned real estate to the Real Estate segment, the Automotive segment determined the net assets of the segment changed materially and therefore a triggering event occurred. The segment performed a recoverability analysis of its long-lived assets and determined that certain assets were unrecoverable on an un-discounted cash flow basis and recognized an impairment of $23 million as of the date of transfer in October of 2025. As of December 31, 2025, our long-lived assets did not have any impairment indicators.

Land and construction in progress are stated at the lower of cost or net realizable value. Interest is capitalized on expenditures for long-term projects until a salable or ready-for-use condition is reached. The interest capitalization rate is based on the interest rate on specific borrowings to fund the projects.

Costs for planned major maintenance activities (“turnarounds”) for our Energy segment represent major maintenance activities that require shutdown of significant parts of a plant to perform necessary inspection, cleaning, repairs, and replacement of assets. Our Energy segment’s turnaround expenditures are deferred for its petroleum business and expensed as incurred for its nitrogen fertilizer business. Major planned turnaround activities for the petroleum business vary in frequency dependent on refinery units, but generally occur every four to five years, with minor turnaround activities occurring more frequently, while the frequency of turnarounds in the Nitrogen Fertilizer business is generally every three years. Deferred turnaround costs, net of accumulated amortization, are included in other assets in the consolidated financial statements.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets primarily include trademarks and brand names acquired in acquisitions. For a complete discussion of the impairment of goodwill and indefinite-lived intangible assets related to our various segments, see Note 11, “Goodwill and Intangible Assets, Net.”

Goodwill

Goodwill is determined as the excess of the fair value of consideration transferred in a business combination over the net amounts of identifiable assets acquired and liabilities assumed. Goodwill is reviewed for impairment annually, or more frequently if impairment indicators exist. An impairment exists when a reporting unit’s carrying value exceeds its

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value. When performing the goodwill impairment testing, we first consider qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors include considering macroeconomic conditions, industry and market conditions, overall financial performance and other factors. If necessary, a quantitative impairment test is performed. When a quantitative impairment test is performed, a reporting units’ fair value is based on valuation techniques using the best available information, primarily discounted cash flow projections and guideline public company multiples of current and future earnings. The impairment charge, if any, is the excess of the tested reporting unit’s carrying value over its fair value, limited to the total amount of goodwill allocated to the tested reporting unit.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets are stated at fair value established at acquisition or cost. These indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators exist. An impairment exists when a trademark or brand names’ carrying value exceeds its fair value. The fair values of these assets are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. In the fourth quarter of 2025, our Automotive segment recognized an impairment charge of $2 million representing the excess of the assets’ carrying value over their fair value.

Pension and Other Post-Retirement Benefit Plan Obligations

Post-retirement benefit liabilities were $24 million and $25 million as of December 31, 2025 and 2024, respectively, and are included in accrued expenses and other liabilities in our consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is included in the limited partners and general partner components of equity in the consolidated balance sheets in the amounts of $49 million and $61 million as of December 31, 2025 and 2024, respectively. Refer to Note 17, “Changes in Accumulated Other Comprehensive Loss,” for further information.

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

Income Taxes

Except as described below, no provision has been made for federal, state, local or foreign income taxes on the results of operations generated by partnership activities, as such taxes are the responsibility of the partners. Provision has been made for federal, state, local or foreign income taxes on the results of operations generated by our corporate subsidiaries and these are reflected within continuing operations. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Real Estate and Automotive

Leases are classified as either operating, sales-type or direct financing by the lessor. Our Real Estate and Automotive segments’ net lease portfolio consists of commercial real estate leased to others under long-term operating leases and we account for these leases in accordance with FASB ASC Topic 842, Leases. These assets leased to others are recorded at cost, net of accumulated depreciation, and are included in property, plant and equipment, net on our consolidated balance sheets. Assets leased to others are depreciated on a straight-line basis over the useful lives of the assets, ranging from 5 years to 39 years. Lease revenue is recognized on a straight-line basis over the lease term. Cash receipts for all lease payments received are included in net cash flows from operating activities in the consolidated statements of cash flows. Intercompany leases between the Automotive and Real Estate segments are eliminated in consolidation.

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

As of December 31, 2025, our Energy segment had $4 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize approximately $3 million of these performance obligations as revenue by the end of 2026, and the remainder in 2027.

Contract balances: Our Energy segment’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. In addition, it includes deferred revenue associated with agreements entered into with third-party investors that has allowed our Energy segment to monetize certain tax credits available under Section 45Q of the Internal Revenue Code

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(the “45Q Transaction”). Our Energy segment had deferred revenue of $44 million and $78 million as of December 31, 2025 and 2024, respectively. Deferred revenue is included in accrued expense and other liabilities in the consolidated balance sheets. For the years ended December 31, 2025, 2024 and 2023, our Energy segment recorded revenue of $50 million, $16 million and $46 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective year.

Automotive

Revenue: Our Automotive segment recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Our Automotive segment revenue includes the sale of installed parts related to Automotive Services and is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. Automotive Service revenues are recognized on completion of the service and consist of products and the labor charged for installing products or maintaining or repairing vehicles. Automotive services labor revenues are included in other revenues from operations in our consolidated statements of operations; however, the sale of any installed parts or materials related to automotive services are included in net sales. Our Automotive segment recognizes revenues from extended warranties offered to its customers on tires its sells, including lifetime warranties for road hazard assistance (recognized over 3 years) and 1-year, 3-year and lifetime plans for alignments (recognized over 1 year, 3 years and 5 years, respectively), for which it receives payment upfront. Revenues from extended warranties are recognized over the term of the warranty contract with the satisfaction of its performance obligations measured using the output method. Our Automotive segment recognizes revenues from franchise royalties, for which it receives payment over time, in the period in which royalties are earned, generally based on a percentage of franchise sales and are included in other revenues from operations in the consolidated statements of operations.

Contract balances: Our Automotive segment had deferred revenue with respect to extended warranty plans of $28 million and $37 million as of December 31, 2025 and 2024, respectively, which are included in accrued expenses and other liabilities in our consolidated balance sheets. For the years ended December 31, 2025, 2024 and 2023, our Automotive segment recorded revenue of $20 million, $22 million and $22 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective year.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Adoption of New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. Effective January 1, 2025, we adopted ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Taxes Disclosures on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements; however, it resulted in expanded income tax disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles (Subtopic 350-40): Targeted Improvements to the

Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40, including the elimination of accounting consideration of software project development stages and enhancement of the guidance around the ‘probable-to-complete’ threshold. This standard is effective for the Company’s annual and interim reporting periods beginning January 1, 2028. Retrospective application to comparative periods is optional, and early adoption is permitted. The Company is evaluating the effects of adopting this new accounting guidance.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832), which establishes the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and (2) a grant related to income. This standard is effective for the Company’s annual reporting period beginning January 1, 2029 and interim reporting periods beginning within that annual reporting period. Retrospective application to comparative periods is optional, and early adoption is permitted. The Company is evaluating the potential impacts of adopting this new accounting guidance.

3. Subsidiary Bankruptcy and Deconsolidation

On January 31, 2023, Auto Plus, an Aftermarket Parts distributor held within our Automotive segment, filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code. On May 2, 2023, the Bankruptcy Court approved a global settlement in the Chapter 11 Cases between Auto Plus, its non-Auto Plus affiliates, and the Official Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the “Committee”) that provides for a guaranteed recovery to unsecured creditors, the payment of all administrative and priority claims in the Chapter 11 Cases, and the resolution of all disputes between Auto Plus, its non-Auto Plus affiliates, and the Committee. On May 19, 2023, the Bankruptcy Court approved five sales of Auto Plus’s assets to five different bidders pursuant to Section 363 of the Bankruptcy Code, comprising a significant majority of Auto Plus’s total assets (the “363 Sales”). AEP PLC was the buyer for one of the 363 Sales, pursuant to a credit bid of $10 million for a portion of its senior secured debtor-in-possession loan to Auto Plus. The last of the 363 Sales closed on June 12, 2023. The proceeds of the 363 Sales have been and will continue to be used to satisfy obligations to Auto Plus’s creditors. On June 16, 2023, the Bankruptcy Court entered an order approving Auto Plus’s Third Amended Combined Disclosure Statement and Joint Plan of Liquidation (the “Bankruptcy Plan”).  The effective date of the Bankruptcy Plan occurred on October 6, 2023. The Bankruptcy Plan provides for the orderly liquidation of Auto Plus and distribution of its assets.

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

Investment Funds

As of December 31, 2025 and 2024, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was $908 million and approximately $1.5 billion, respectively, representing approximately 25% and 35% of the Investment Funds’ assets under management as of each respective date. Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $508 million and $250 million from the Investment Funds for the years ended December 31, 2025 and 2024, respectively. In addition, the Investment Funds issued a pro-rata distribution in cash of $650 million, including $256 million to Mr. Icahn and his affiliates (excluding us and Brett Icahn) and $394 million to the Holding Company during the year ended December 31, 2024.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the years ended

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023, $15 million, $19 million and $18 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

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

AEP PLC

In connection with the Auto Plus auction, AEP PLC acquired $10 million of assets mostly comprised of Aftermarket Parts inventory during the year ended December 31, 2023. The transaction was considered an asset acquisition, as the group of assets acquired by AEP PLC does not meet the definition of a business defined in FASB ASC Topic 805. The results of AEP PLC are consolidated within our Automotive segment at December 31, 2024 and were not material. The final remaining inventory was sold in 2025, removing us from the Aftermarket Parts business.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. Brett Icahn had net redemptions of $18 million and $4 million in the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, Brett Icahn had investments in the Investment Funds with a total fair market value of $4 million and $17 million, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2025	2024

	(in millions)
Assets
Investments:
Equity securities:
Communications	$371	$129
Consumer, cyclical	180	277
Energy	71	57
Utilities	622	792
Healthcare	99	482
Materials	288	317
Industrial	515	187
	2,146	2,241
Debt securities:
Real Estate	—	31
	—	31
	$2,146	$2,272
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Energy	$798	$460
Utilities	525	453
Materials	—	133
Industrial	59	107
	1,382	1,153
Debt securities:
Communications	—	220
	—	220
	$1,382	$1,373

The portions of unrealized gains and (losses) that relate to securities still held by our Investment segment, primarily equity securities, were $140 million, $(187) million and $(302) million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our consolidated balance sheets. The carrying value of investments held by our other segments and our Holding Company consist of the following:

	December 31,
	2025	2024

	(in millions)
Equity method investments	$91	$24
Held to maturity debt investments measured at amortized cost	11	11
Other investments measured at fair value	3	3
	$105	$38

There were no unrealized gains and (losses) that related to equity securities still held by our other segments and our Holding Company for the years ended December 31, 2025, 2024 and 2023. In August 2025, we recognized a preferred equity investment in TEB in connection with the sale of certain properties to the entity, which contributed to the increase in our equity method investments as of December 31, 2025.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 5)	$2,108	$—	$41	$2,149	$2,203	$31	$41	$2,275
Derivative assets, net (Note 7)	—	7	—	7	—	22	—	22
	$2,108	$7	$41	$2,156	$2,203	$53	$41	$2,297
Liabilities
Securities sold, not yet purchased (Note 5)	$1,382	$—	$—	$1,382	$1,153	$220	$—	$1,373
Derivative liabilities, net (Note 7)	—	595	—	595	6	750	—	756
Other liabilities	—	72	—	72	—	323	—	323
	$1,382	$667	$—	$2,049	$1,159	$1,293	$—	$2,452

Refer to Note 20, “Pension and Other Post-Retirement Benefit Plans,” for our Food Packaging segment’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2025 and 2024.

There were no changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs during the years ended December 31, 2025 and 2024.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Investment Funds may utilize forward contracts in securities, or to seek to protect their assets denominated in foreign currencies and precious metals holdings from losses due to fluctuations in foreign exchange rates and spot rates. The Investment Funds’ exposure to credit risk associated with non-performance of such forward contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in other assets and accrued expenses and other liabilities in our consolidated balance sheets, and to the independent amount posted on such forward contracts pursuant to the margin requirements of the relevant agreement, which is recognized in restricted cash in our consolidated balance sheets.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. There were no Investment Funds’ derivative instruments with credit-risk-related contingent features in a liability position as of December 31, 2025 and 2024.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	December 31, 2025		December 31, 2024
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$1,499	$2,386	$1,813	$1,845
Credit contracts(1)	—	—	185	55
Commodity contracts	—	346	—	90
(1)	The short notional amount on our credit default swap positions was approximately $213 million at December 31, 2024. However, because credit spreads cannot compress below zero, our downside short notional exposure to loss was approximately $55 million as of December 31, 2024.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024

	(in millions)
Equity contracts	$153	$81	$739	$853
Credit contracts	—	18	—	6
Commodity contracts	1	22	10	—
Sub-total	154	121	749	859
Netting across contract types(1)	(154)	(103)	(154)	(103)
Total(1)	$—	$18	$595	$756
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at December 31, 2025 and 2024 was $1.0 billion and $1.5 billion, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income(1)
	Year Ended December 31,
	2025	2024	2023

Equity contracts	$(422)	$(201)	$(903)
Credit contracts	(1)	(29)	(87)
Commodity contracts	(84)	16	(26)
	$(507)	$(214)	$(1,016)
(1)	Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our consolidated statements of operations for our Investment segment.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025 and 2024, CVR Energy had swap positions for crack spreads that offset to 3,120 thousand and 63 thousand barrels at each period, respectively. As of December 31, 2025 and 2024, CVR Energy had 75 thousand and 159 thousand barrels of future contracts at each period, respectively. As of December 31, 2025 and 2024, CVR Energy had forward contracts of 736 thousand and 11 thousand barrels of forward contracts at each period, respectively. As of December 31, 2025, CVR Energy had open fixed-price commitments to purchase a net 11 million RINs. As of December 31, 2024, CVR Energy had open fixed-price commitments to purchase a net of 7 million RINs.

The following table presents the fair value of our Energy segment’s derivatives and the effect of the collateral netting:

	Derivative Assets		Derivative Liabilities
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024

	(in millions)
Commodity contracts	$10	$17	$3	$13
Netting across contract types(1)	(3)	(13)	(3)	(13)
Total(1)	$7	$4	$—	$—
(1)	Excludes netting of derivatives primarily related to initial margin requirements of $5 million and $3 million at December 31, 2025 and 2024, respectively, which was not offset against derivatives liabilities, net in the consolidated balance sheets.

Certain derivative instruments within our Energy segment contain credit risk-related contingent provisions associated with our Energy segments’ credit ratings. If our Energy segments’ credit rating were to be downgraded, it would allow the counterparty to require our Energy segment to post collateral or to request, immediate, full settlement of derivative instruments in liability positions. There were no derivative liabilities in our Energy segments’ derivative instruments with credit-risk-related contingent features as of December 31, 2025 and 2024, and no collateral has been posted.

Net gains recognized on derivatives for our Energy segment were $22 million, $13 million and $5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Gains recognized on derivatives for our Energy segment are included in cost of goods sold on the consolidated statements of operations.

8. Related Party Notes Receivable, Net

Related party notes receivable and its related allowance for expected credit losses consists of the following:

December 31, 2025

Related party notes receivable, gross	$129
Less: Allowance for expected credit losses	—
Related party notes receivable, net	$129

There were no write-offs associated with related party notes receivable for the year ended December 31, 2025. Write-offs associated with related party notes receivable were $127 million for the year ended December 31, 2023. See Note 6, “Fair Value Measurements” for additional information related to the fair value of the related party notes receivable.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Inventories, Net

Inventories, net consists of the following:

	December 31,
	2025	2024

	(in millions)
Raw materials	$272	$293
Work in process	95	92
Finished goods	478	512
	$845	$897

10.  Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

		December 31,
	Useful Life	2025	2024

	(in years)	(in millions)
Land		$195	$335
Buildings and improvements	1 – 40	783	1,129
Machinery, equipment and furniture	1 – 30	6,184	6,209
Assets leased to others	5 – 39	673	320
Financing leases	2 – 18	162	143
Construction in progress		339	261
		8,336	8,397
Less: Accumulated depreciation and amortization		(4,666)	(4,554)
Property, plant and equipment, net		$3,670	$3,843

Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2025, 2024 and 2023 was $465 million, $400 million and $384 million, respectively.

In connection with our Energy segment’s reversion of RDU back to hydrocarbon processing service, our Energy segment assessed the petroleum business and renewable business asset groups for impairment in accordance with ASC 360-10 and concluded the carrying value of the asset group was recoverable. However, the remaining useful lives of certain assets within the renewables business were adjusted as a result of changes in their expected utilization beginning in September 2025. As a result, approximately, $93 million of the impacted property, plant and equipment’s carrying value was fully depreciated before the reversion back to hydrocarbon processing commenced.

In October and November of 2025, the Automotive segment transferred $465 million of owned land and buildings to the Real Estate segment. In connection with the transfer of the Automotive segment owned real estate to the Real Estate segment, the Automotive segment determined the net assets of the segment changed materially resulting in a triggering event on October 1, 2025. The segment performed a recoverability analysis of its long-lived assets and determined that certain assets were unrecoverable on an un-discounted cash flow basis and recognized an impairment of $23 million as of the date of transfer in October of 2025. As of December 31, 2025, our long-lived assets did not have any impairment indicators.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	December 31, 2025
	Automotive	Food Packaging	Home Fashion	Pharma	Consolidated

	(in millions)
Gross carrying amount, Jan 1	$337	$6	$22	$13	$378
Foreign Exchange	—	—	2	—	2
Gross carrying amount, Dec 31	337	6	24	13	380

Accumulated impairment, Jan 1	(87)	—	(3)	—	(90)
Impairment	—	—	—	—	—
Accumulated impairment, Dec 31	(87)	—	(3)	—	(90)

Net carrying value, Dec 31	$250	$6	$21	$13	$290

	December 31, 2024
	Automotive	Food Packaging	Home Fashion	Pharma	Consolidated

	(in millions)
Gross carrying amount, Jan 1	$337	$6	$22	$13	$378
Foreign exchange	—	—	—	—	—
Gross carrying amount, Dec 31	337	6	22	13	378

Accumulated impairment, Jan 1	(87)	—	(3)	—	(90)
Impairment	—	—	—	—	—
Accumulated impairment, Dec 31	(87)	—	(3)	—	(90)

Net carrying value, Dec 31	$250	$6	$19	$13	$288

Intangible assets, net consists of the following:

	December 31, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$392	$(271)	$121	$392	$(249)	$143
Developed technology	254	(146)	108	254	(118)	136
Other	162	(115)	47	164	(110)	54
	$808	$(532)	$276	$810	$(477)	$333

Indefinite-lived intangible assets			$73			$76
Intangible assets, net			$349			$409

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense associated with definite-lived intangible assets for the years ended December 31, 2025, 2024 and 2023 was $58 million, $57 million and $58 million, respectively. We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

The estimated future amortization expense for our definite-lived intangible assets is as follows:

Year	Amount
(in millions)
2026	$37
2027	36
2028	31
2029	31
2030	31
Thereafter	110
$276

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

Automotive

We perform the annual goodwill impairment test for our Automotive segment as of October 1 of each year, or more frequently if impairment indicators exist. On October 1, 2024, we performed a qualitative annual goodwill impairment analysis for our Automotive segment and we determined that it was not more likely than not that the fair value of the Service reporting unit was below its carrying amount and therefore, no impairment is required.

During the third quarter of 2024, we experienced declining sales in our Automotive Services business, due to, among other factors, reduced consumer spending on automotive repairs and maintenance and certain operational challenges, resulting in a reduction in expected future cash flows. This led to a goodwill triggering event during the quarter ended September 30, 2024. Our goodwill impairment testing concluded that no impairment was required at that time.

In October and November of 2025, the Automotive segment transferred $465 million of owned land and buildings to the Real Estate segment. In connection with this transfer the Automotive segment determined the net assets of the company changed materially and therefore a triggering event occurred. The Automotive segment performed a quantitative analysis for goodwill impairment testing and concluded that its fair value exceeded its carrying value and therefore no impairment was recognized. In connection with this analysis the Automotive segment recognized $23 million of impairment of its long-lived assets and $2 million of impairment of its indefinite lived assets. As of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, our Automotive segment had remaining goodwill of $250 million, which is allocated entirely to its reporting unit.

Impairment of Intangible Assets

In conjunction with our goodwill impairment tests, we also performed a trademarks and brand names impairment analysis in accordance with FASB ASC 350, Intangibles-Goodwill and other. Our impairment analyses compared the fair values of these assets to the related carrying values, and impairment charges should be recorded for any excess of carrying values over fair values. The fair values of these assets were based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. The inputs used to determine the fair values of tradenames and trademarks are (i) the projected revenue growth, (ii) the royalty rate, (iii) the discount rate, and (iv) the tax rate. Following this analysis, our Automotive segment recognized no impairment charge in the fourth quarter of 2024 and a $2 million impairment charge in the fourth quarter of 2025.

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

Right-of-use assets and lease liabilities are as follows:

	December 31,
	2025	2024

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$476	$527
Lease liabilities (accrued expenses and other liabilities)	484	530

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	79	72
Lease liabilities (debt)	88	83

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information with respect to our operating leases as of December 31, 2025 and 2024 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2025	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$69	$64	5.1 years	8.1%
Automotive	363	380	5.0 years	5.9%
Food Packaging	20	22	7.6 years	7.5%
Other segments and Holding Company	24	18
	$476	$484

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2024	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$75	$71	5.4 years	7.9%
Automotive	409	421	5.4 years	5.9%
Food Packaging	19	22	9.1 years	7.4%
Other segments and Holding Company	24	16
	$527	$530

Maturities of lease liabilities as of December 31, 2025 are as follows:

	Operating	Financing
Year	Leases	Leases

	(in millions)
2026	$143	$16
2027	122	14
2028	85	12
2029	65	10
2030	49	14
Thereafter	93	29
Total lease payments	557	95
Less: imputed interest	(73)	(7)
	$484	$88

For the year ended December 31, 2025, lease cost was comprised of operating lease cost of $180 million, amortization of financing lease right-of-use assets of $9 million and interest expense on financing lease liabilities of $7 million. For the year ended December 31, 2024, lease cost was comprised of operating lease cost of $178 million, amortization of financing lease right-of-use assets of $8 million and interest expense on financing lease liabilities of $6 million. For the year ended December 31, 2023, lease cost was comprised of operating lease cost of $177 million, amortization of financing lease right-of-use assets of $8 million and interest expense on financing lease liabilities of $5

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million. Our Automotive segment accounted for $137 million, $141 million and $143 million of total lease cost for the years ended December 31, 2025, 2024 and 2023, respectively.

Lessor Arrangements

Automotive

Our Automotive segment leases available and excess real estate in certain locations under long-term operating leases. Our Automotive segment’s revenues from operating leases were $35 million, $60 million and $56 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our Automotive segment’s expenses from operating leases were $78 million, $97 million and $99 million for the years ended December 31, 2025, 2024 and 2023, respectively. Revenues from operating leases are included in other revenue from operations in the consolidated statements of operations and expenses from operating leases are included in other expenses from operations in the consolidated statements of operations. Our Automotive segment’s anticipated future receipts of minimum operating lease payments are $16 million for 2026 and 2027, $15 million for 2028, $14 million for each of 2029 and 2030, and an aggregate of $30 million for 2031 and thereafter.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of December 31, 2025 and 2024, our Real Estate segment had assets leased to others included in property, plant and equipment of $484 million and $236 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenue from operating leases were $14 million, $10 million and $17 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in other revenue from operations in the consolidated statements of operations. Our Real Estate segment’s anticipated future receipts of minimum operating lease payments are $15 million for each of 2026 and 2027, $16 million for each of 2028, 2029 and 2030, and an aggregate of $32 million for 2031 and thereafter.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Debt

Debt consists of the following:

	December 31,
	2025	2024

	(in millions)
Holding Company:
6.250% senior notes due 2026	240	719
5.250% senior notes due 2027	1,383	1,384
4.375% senior notes due 2029	657	656
9.750% senior notes due 2029	699	698
10.000% senior notes due 2029	988	495
9.000% senior notes due 2030	697	747
	4,664	4,699
Reporting Segments:
Energy	1,765	1,919
Automotive	21	31
Food Packaging	142	144
Real Estate	1	1
Home Fashion	23	15
	1,952	2,110
Total Debt	$6,616	$6,809

Holding Company

Our Holding Company debt consists of various issues of fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (together the “Issuers”) and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of the senior unsecured notes is payable semi-annually.

In August 2025, we, together with Icahn Enterprises Finance Corp., issued an additional $500 million in aggregate principal amount of our existing 10.000% senior secured notes due 2029. The net proceeds from the issuance, together with cash on hand, were used to partially redeem $500 million of the outstanding 6.250% senior secured notes due 2026 on September 5, 2025. The redemption included $21 million of notes held in treasury, resulting in a net debt extinguishment of $479 million. On February 26, 2026, we expect to use cash on hand to fully redeem the remaining outstanding 6.250% senior secured notes due 2026. See Note 22, “Subsequent Events.”

During the year ended December 31, 2025, we repurchased in the open market approximately $50 million aggregate principal amount of our 9.000% senior notes due 2030 for total cash paid of $46 million. The repurchased notes were extinguished but were not retired and are held in treasury.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Icahn Enterprises recorded a gain on extinguishment of $3 million in 2025, a gain on extinguishment of debt of $8 million in 2024 and a gain on extinguishment of debt of $13 million in 2023.

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

As of December 31, 2025 and 2024, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of December 31, 2025 and 2024, based on

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

covenants in the indentures governing our senior notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

Reporting Segments

Energy

Our Energy segment’s debt primarily consists of (i) $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028 and $600 million in aggregate principal amount of 8.50% senior unsecured notes due 2029 (each issued by CVR Energy), (ii) $550 million in aggregate principal amount of 6.125% senior secured notes due 2028 (issued by CVR Partners), and (iii) $154 million senior secured term loan facility. Interest for each of these notes is accrued and paid based on contractual terms.

In February 2026, CVR Energy completed the issuance of $1 billion aggregate principal amount, consisting of $600 million of 7.50% senior notes due February 2031 and $400 million of 7.875% senior notes due February 2034. The proceeds from the issuance of these notes were used to (i) fund the redemption in full of CVR Energy’s existing $600 million in aggregate principal amount of 8.50% senior unsecured notes due 2029 at a redemption price equal to 104.250% of the principal amount in February 2026, resulting in a $28 million loss on extinguishment of debt in the first quarter of 2026, (ii) fund the partial redemption of $217 million of CVR Energy’s existing $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028 at par in February 2026, resulting in a less than $1 million loss on extinguishment of debt in the first quarter of 2026, and (iii) repaid the aggregate principal balance of CVR Energy’s senior secured term loan facility (the “Term Loan”), resulting in a $3 million loss on extinguishment in the first quarter of 2026.

In February, 2026, CVR Energy and certain of its subsidiaries entered into Amendment No. 5 to the Amended and Restated ABL Credit Agreement (the “CVR Energy ABL Amendment”) with a group of lenders Wells Fargo Bank, National Association, a national banking associate (“Wells Fargo”), as administrative agent, collateral agent and a lender. The CVR Energy ABL Amendment amended that certain Credit Agreement, dated December 20, 2012, to, among other things, (i) increase the aggregate principal amount available under the CVR Energy ABL from $345 million to $550 million, which commitments may be further increased up to $700 million in accordance with the CVR ABL Amendment, (ii) extend the maturity date by an additional three years from June, 30 2027 to February 12, 2031, and (iii) make certain amendments to the borrowing base calculation and negative covenants.

In 2025, certain of our Energy segment’s subsidiaries (the “Term Loan Borrowers”) prepaid $165 million in principal amount of the Term Loan. As a result of these transactions, CVR Energy recognized a $3 million loss on extinguishment of debt for the year ended December 31, 2025.

In December 2024, the Term Loan Borrowers entered into a senior secured term loan facility in the amount of $325 million, which was borrowed in full on the closing date, with net proceeds of $318 million. At the option of the Term Loan Borrowers, the term loan facility uses a variable interest rate based on SOFR plus 4.00% per year, or an alternate base rate, plus 3.00%.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transfers to the issuers, consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets, engage in transactions with affiliates and designate restricted subsidiaries as unrestricted subsidiaries.

As of December 31, 2025 and 2024, total availability under the CVR Energy ABL and CVR Partners variable rate asset based revolving credit facilities aggregated $296 million and $277 million, respectively. The CVR Energy ABL also had $10 million and $24 million of letters of credit outstanding as of December 31, 2025 and 2024, respectively.

Food Packaging

Viskase’s debt primarily consists of a credit agreement providing for a $99 million term loan and a $37 million revolving credit facility, of which $33 million is utilized. The interest rate on Viskase’s term loans were 6.8% and 7.5% as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the total availability under the term loan aggregated $5 million and $25 million, respectively.

Covenants

All of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions. During 2025 and 2026, Viskase entered into an amendment to its credit agreement providing for, among other things, a waiver of any events of default relating to financial covenants under the credit agreement for the measurement period ended December 31, 2025 and December 31, 2024, and greater flexibility for the measurement of the financial covenants for each of the fiscal quarters in 2025.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the consolidated statements of operations were $4 million, $3 million and $4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Consolidated Maturities

The following is a summary of the maturities of our debt as of December 31, 2025:

Year	Amount
(in millions)
2026	$405
2027	1,539
2028	950
2029	2,958
2030	700
Thereafter	—
Total debt payments (excluding financing lease payments)	6,552
Less: unamortized discounts, premiums and deferred financing fees	(24)
Financing leases (Note 12)	88
$6,616

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Net Income (Loss) Per LP Unit

The components of the computation of basic and diluted income (loss) per LP unit from continuing and discontinued operations are as follows:

	Year Ended December 31,
	2025	2024	2023

	(in millions, except per unit amounts)
Net loss attributable to Icahn Enterprises from continuing operations	$(299)	$(445)	$(684)
Net loss attributable to Icahn Enterprises from continuing operations allocated to limited partners (98.01% allocation)	$(293)	$(436)	$(670)

Basic and diluted loss per LP unit	$(0.52)	$(0.94)	$(1.75)
Basic and diluted weighted average LP units outstanding	562	466	382
(1)	Excludes an immaterial amount of unvested RSU awards during the years ended December 31, 2025, 2024 and 2023, due to their anti-dilutive impact.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LP Unit Transactions

The following table summarizes the changes in our outstanding depositary units during each of the years ended December 31, 2025, 2024 and 2023.

	Mr. Icahn and	Public
	Affiliates (1)	Unitholders	Total
December 31, 2023	367,879,902	61,153,339	429,033,241
Unit distributions	82,908,268	4,987,820	87,896,088
At-the-market offerings	—	5,806,986	5,806,986
December 31, 2024	450,788,170	71,948,145	522,736,315
Unit distributions	98,612,369	5,793,369	104,405,738
At-the-market offerings	—	10,067,399	10,067,399
December 31, 2025	549,400,539	87,808,913	637,209,452

(1) Excluding us and Brett Icahn

Unit Distributions

During each of the years ended December 31, 2025, 2024 and 2023, we declared four quarterly distributions. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units. If a holder did not make a timely election, it was automatically deemed to have elected to receive the distributions in additional depositary units.

During the year ended December 31, 2025, we declared four quarterly distributions aggregating $2.00 per share. In connection with these distributions, we distributed an aggregate of 104,405,738 depositary units to unitholders who did not elect to receive cash, of which an aggregate of 98,612,369 depositary units were distributed to Mr. Icahn and his affiliates. The aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $282 million, of which $175 million was distributed to Mr. Icahn and his affiliates, for the year ended December 31, 2025.

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

At-The-Market Offerings

From time to time Icahn Enterprises enters into Open Market Sale Agreements providing for the sale of its depositary units under its ongoing “at-the-market” offering program. During the year ended December 31, 2025, Icahn Enterprises sold 10,067,399 depositary units for aggregate gross proceeds of $84 million. Icahn Enterprises sold the maximum aggregate amount permitted under the Open Market Sale Agreement entered into on November 21, 2022. As of December 31, 2025, Icahn Enterprises may sell depositary units for up to an additional $363 million in aggregate gross proceeds pursuant to the Open Market Sale Agreement entered into on August 26, 2024.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repurchase Authorization

On May 9, 2023, the Board of Directors of the General Partner approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”), in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness. The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. On November 6, 2024, the Board re-approved the Repurchase Program, and, pursuant to the reapproved Program, we were reauthorized to repurchase up to $500 million worth of our outstanding fixed-rate senior notes, in addition to the $269 million we repurchased prior to the Board’s reapproval of the Repurchase Program. During the year ended December 31, 2025, the Company did not repurchase any of the Company’s depositary units under the Repurchase Program and has repurchased $50 million worth of our outstanding fixed-rate senior notes. The repurchased notes were extinguished but were not retired and are held in treasury. We remain authorized to repurchase up to $450 million of our senior notes and up to $500 million of our outstanding depositary units, in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness.

2017 Incentive Plan

During the years ended December 31, 2025, 2024 and 2023, we distributed depositary units to Brett Icahn net of payroll withholdings with respect to certain restricted depositary units and deferred unit awards that vested during the respective periods in connection with the Icahn Enterprises L.P. 2017 Long Term Incentive Plan (the “2017 Incentive Plan”). The aggregate impact of the units distributed pursuant to the 2017 Incentive Plan is not material with respect to our consolidated financial statements, including the calculation of potentially dilutive units and diluted income per LP unit.

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

Condensed Statements of Operations

	Year Ended December 31, 2025
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$7,162	$835	$364	$1	$170	$99	$—	$8,631
Other revenues from operations	—	—	601	—	58	—	5	—	664
Net loss from investment activities	(183)	—	—	—	—	—	—	—	(183)
Interest and dividend income	189	30	3	—	7	—	1	58	288
(Loss) gain on disposition of assets, net	—	(7)	(16)	—	270	—	—	—	247
Other income (loss), net	6	3	—	(2)	—	1	—	3	11
	12	7,188	1,423	362	336	171	105	61	9,658
Expenses:
Cost of goods sold	—	6,860	591	327	1	139	60	—	7,978
Other expenses from operations	—	—	537	—	62	—	—	—	599
Selling, general and administrative	16	178	446	54	22	43	49	29	837
Dividend expense	35	—	—	—	—	—	—	—	35
Restructuring, net	—	—	—	9	—	1	—	—	10
Impairment	—	—	25	15	—	—	—	—	40
Interest expense	15	135	2	10	—	2	—	340	504
	66	7,173	1,601	415	85	185	109	369	10,003
(Loss) income before income tax (expense) benefit	(54)	15	(178)	(53)	251	(14)	(4)	(308)	(345)
Income tax (expense) benefit	—	27	48	(13)	5	—	—	(48)	19
Net (loss) income	(54)	42	(130)	(66)	256	(14)	(4)	(356)	(326)
Less: net (loss) income attributable to non-controlling interests	(59)	38	—	(6)	—	—	—	—	(27)
Net (loss) income attributable to Icahn Enterprises	$5	$4	$(130)	$(60)	$256	$(14)	$(4)	$(356)	$(299)
Supplemental information:
Capital expenditures	$—	$185	$95	$35	$18	$8	$—	$—	$341
Depreciation and amortization	$—	$468	$65	$19	$18	$5	$28	$—	$603

	Year Ended December 31, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$7,610	$877	$404	$21	$176	$105	$—	$9,193
Other revenues from operations	—	—	628	—	75	—	4	—	707
Net loss from investment activities	(421)	—	—	—	—	—	—	—	(421)
Interest and dividend income	335	37	4	—	1	—	2	98	477
(Loss) gain on disposition of assets, net	—	—	(7)	—	—	—	—	3	(4)
Other income (loss), net	—	37	38	(11)	—	(4)	—	8	68
	(86)	7,684	1,540	393	97	172	111	109	10,020
Expenses:
Cost of goods sold	—	7,450	628	336	15	135	55	—	8,619
Other expenses from operations	—	—	536	—	67	—	—	—	603
Selling, general and administrative	22	166	405	50	19	43	47	31	783
Dividend expense	56	—	—	—	—	—	—	—	56
Restructuring, net	—	—	—	2	—	1	—	—	3
Interest expense	78	114	2	11	—	1	—	317	523
	156	7,730	1,571	399	101	180	102	348	10,587
(Loss) income before income tax (expense) benefit	(242)	(46)	(31)	(6)	(4)	(8)	9	(239)	(567)
Income tax (expense) benefit	—	42	15	—	—	—	—	(32)	25
Net (loss) income	(242)	(4)	(16)	(6)	(4)	(8)	9	(271)	(542)
Less: net (loss) income attributable to non-controlling interests	(110)	14	—	(1)	—	—	—	—	(97)
Net (loss) income attributable to Icahn Enterprises	$(132)	$(18)	$(16)	$(5)	$(4)	$(8)	$9	$(271)	$(445)
Supplemental information:
Capital expenditures	$—	$179	$55	$15	$26	$5	$—	$—	$280
Depreciation and amortization	$—	$363	$74	$24	$15	$6	$28	$1	$511

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$9,247	$1,047	$446	$69	$175	$93	$—	$11,077
Other revenues from operations	—	—	694	—	73	—	3	—	770
Net (loss) gain from investment activities	(1,575)	—	—	—	—	—	—	—	(1,575)
Interest and dividend income	497	38	3	—	—	—	1	97	636
(Loss) gain on disposition of assets, net	—	(2)	10	—	—	—	—	—	8
Other (loss) income, net	—	14	—	(11)	1	—	1	13	18
	(1,078)	9,297	1,754	435	143	175	98	110	10,934
Expenses:
Cost of goods sold	—	8,019	714	352	48	138	56	—	9,327
Other expenses from operations	—	—	581	—	62	—	—	—	643
Selling, general and administrative	26	168	465	54	17	41	45	36	852
Dividend expense	87	—	—	—	—	—	—	—	87
Restructuring, net	—	—	—	—	—	1	—	—	1
Impairment	—	—	7	—	—	—	—	—	7
Credit loss on notes receivable	—	—	—	—	—	—	—	139	139
Loss on deconsolidation	—	—	—	—	—	—	—	246	246
Interest expense	162	90	3	12	—	1	—	286	554
	275	8,277	1,770	418	127	181	101	707	11,856
(Loss) income before income tax benefit (expense)	(1,353)	1,020	(16)	17	16	(6)	(3)	(597)	(922)
Income tax (expense) benefit	—	(189)	10	(4)	—	—	—	93	(90)
Net (loss) income	(1,353)	831	(6)	13	16	(6)	(3)	(504)	(1,012)
Less: net (loss) income attributable to non-controlling interests	(652)	323	—	1	—	—	—	—	(328)
Net (loss) income attributable to Icahn Enterprises	$(701)	$508	$(6)	$12	$16	$(6)	$(3)	$(504)	$(684)
Supplemental information:
Capital expenditures	$—	$205	$79	$14	$3	$2	$—	$—	$303
Depreciation and amortization	$—	$363	$81	$25	$13	$7	$28	$1	$518

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Petroleum products	$6,416	$6,909	$8,267
Renewable products	141	177	299
Nitrogen fertilizer products	605	524	681
	$7,162	$7,610	$9,247

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Automotive

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Automotive Services	$1,399	$1,420	$1,548
Aftermarket Parts sales	2	25	137
Total revenue from customers	1,401	1,445	1,685
Lease revenue outside scope ASC 606	35	60	56
Total Automotive net sales and other revenues from operations	$1,436	$1,505	$1,741

Condensed Balance Sheets

	December 31, 2025
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$16	$511	$14	$9	$31	$4	$26	$839	$1,450
Cash held at consolidated affiliated partnerships and restricted cash	1,788	—	8	—	—	3	—	170	1,969
Investments	2,146	17	—	—	88	—	—	—	2,251
Accounts receivable, net	—	235	25	60	10	27	36	—	393
Related party note receivable	—	—	—	—	129	—	—	—	129
Inventories	—	472	165	97	—	87	24	—	845
Property, plant and equipment, net	—	2,333	351	141	787	55	—	3	3,670
Goodwill and intangible assets, net	—	139	316	21	—	21	142	—	639
Other assets	1,661	422	369	79	79	15	8	236	2,869
Total assets	$5,611	$4,129	$1,248	$407	$1,124	$212	$236	$1,248	$14,215
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$606	$1,079	$772	$117	$32	$34	$67	$84	$2,791
Securities sold, not yet purchased, at fair value	1,382	—	—	—	—	—	—	—	1,382
Debt	—	1,765	21	142	1	23	—	4,664	6,616
Total liabilities	1,988	2,844	793	259	33	57	67	4,748	10,789

Equity attributable to Icahn Enterprises	2,711	722	455	139	1,091	155	169	(3,500)	1,942
Equity attributable to non-controlling interests	912	563	—	9	—	—	—	—	1,484
Total equity	3,623	1,285	455	148	1,091	155	169	(3,500)	3,426
Total liabilities and equity	$5,611	$4,129	$1,248	$407	$1,124	$212	$236	$1,248	$14,215

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$9	$987	$133	$6	$25	$4	$42	$1,397	$2,603
Cash held at consolidated affiliated partnerships and restricted cash	2,449	—	8	—	2	4	—	173	2,636
Investments	2,272	24	—	—	14	—	—	—	2,310
Accounts receivable, net	—	295	30	75	14	28	37	—	479
Related party note receivable	—	—	—	—	—	—	—	7	7
Inventories	—	502	168	109	—	93	25	—	897
Property, plant and equipment, net	—	2,504	808	124	350	53	—	4	3,843
Goodwill and intangible assets, net	—	159	328	21	—	19	170	—	697
Other assets	1,660	280	464	90	90	19	7	197	2,807
Total assets	$6,390	$4,751	$1,939	$425	$495	$220	$281	$1,778	$16,279
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$817	$1,509	$809	$107	$42	$43	$72	$77	$3,476
Securities sold, not yet purchased, at fair value	1,373	—	—	—	—	—	—	—	1,373
Debt	—	1,919	31	144	1	15	—	4,699	6,809
Total liabilities	2,190	3,428	840	251	43	58	72	4,776	11,658

Equity attributable to Icahn Enterprises	2,703	685	1,099	159	447	162	209	(2,998)	2,466
Equity attributable to non-controlling interests	1,497	638	—	15	5	—	—	—	2,155
Total equity	4,200	1,323	1,099	174	452	162	209	(2,998)	4,621
Total liabilities and equity	$6,390	$4,751	$1,939	$425	$495	$220	$281	$1,778	$16,279

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

The following table presents our consolidated geographic net sales from external customers, other revenues from operations and property, plant and equipment, net for the periods indicated:

							Property, Plant and
	Net Sales			Other Revenues From Operations			Equipment, Net
	Year Ended December 31,			Year Ended December 31,			December 31,
	2025	2024	2023	2025	2024	2023	2025	2024

	(in millions)
United States	$8,287	$8,837	$10,687	$633	$677	$742	$3,556	$3,731
International	344	356	390	31	30	28	114	112
	$8,631	$9,193	$11,077	$664	$707	$770	$3,670	$3,843

Geographic locations for net sales and other revenues from operations are based on locations of the customers and geographic locations for property, plant, and equipment are based on the locations of the assets.

16. Income Taxes

Effective January 1, 2025, we adopted ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Taxes Disclosures prospectively.

The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows:

	Icahn Enterprises
	December 31,
	2025	2024

	(in millions)
Book basis of net assets	$1,950	$2,449
Book/tax basis difference	(706)	(366)
Tax basis of net assets	$1,244	$2,083

Income (loss) from continuing operations before income tax benefit (expense) is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Domestic	$(337)	$(570)	$(943)
International	(8)	3	21
	$(345)	$(567)	$(922)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax benefit (expense) attributable to continuing operations using the updated requirements of ASU 2023-09 for 2025 is as follows:

December 31,
2025

(in millions)
Current:
Domestic Federal	$1
Domestic State	(3)
International	(2)
Total current	(4)
Deferred:
Domestic Federal	—
Domestic State	15
International	8
Total deferred	23
$19

Income tax benefit (expense) attributable to continuing operations prior to the adoption of the guidance in ASU 2023-09 is as follows:

	December 31,
	2024	2023

Current:
Domestic	$(20)	$(130)
International	9	(8)
Total current	(11)	(138)
Deferred:
Domestic	43	41
International	(7)	7
Total deferred	36	48
	$25	$(90)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09.

	Year Ended December 31,
	2025
	Amount (in millions)	Percent
Income tax benefit at U.S. statutory rate	$72	21%
Tax effect from:
Foreign tax effects:
Aruba
Changes in Valuation allowance	5	1.51%
Other	—	0
Other foreign jurisdictions	(2)	(0.62)%
State and local income taxes, net of federal benefit (1)	13	3.60%
Changes in Valuation allowance	(8)	(2.26)%
Nontaxable or nondeductible items:
Non-controlling interest	13	3.81%
Income not subject to taxation	(75)	(21.81)%
Non-deductible executive compensation	(3)	(0.83)%
Uncertain tax positions
Other adjustments:
Dividends received	2	0.52%
Other	2	0.39%
Income tax benefit	$19	5.31%

(1)	In 2025, the states that contributed to the majority (greater than 50%) of the tax effect in this category are Kansas, Tennessee and Oklahoma

A reconciliation of the income tax benefit (expense) calculated at the federal statutory rate to income tax benefit (expense) on continuing operations prior to the adoption of the guidance in ASU-2023-09 is as follows:

	2024	2023

Income tax benefit at U.S. statutory rate	$119	$193
Tax effect from:
Valuation allowance	(68)	(1)
Non-controlling interest	8	23
Credits and incentives	19	26
Uncertain tax positions	5	17
Deconsolidation	—	23
Tax gain not on books	—	(83)
Dividends received	(4)	(20)
Income not subject to taxation	(91)	(239)
State taxes	32	(26)
Other	5	(3)
Income tax benefit (expense)	$25	$(90)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disclosed below is a summary of net income taxes paid/(refunded) by jurisdiction pursuant to the disclosure requirements of ASU No. 2023-09 for the year ended December 31, 2025:

December 31,
2025

(in millions)
United States Federal	$(7)
State:
Kansas	(3)
Tennessee	2
Other	1
Foreign:
Italy	1
$(6)

The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows:

	December 31,
	2025	2024

	(in millions)
Deferred tax assets:
Contingent liabilities	$15	$56
Net operating loss	1,000	962
Tax credits	64	54
Capital loss	140	241
Leases	123	132
Investment in partnerships	81	135
Other	76	87
Total deferred tax assets	1,499	1,667
Less: Valuation allowance	(722)	(908)
Net deferred tax assets	$777	$759

Deferred tax liabilities:
Property, plant and equipment	$(336)	$(364)
Intangible assets	(55)	(60)
Investment in partnerships	(173)	(161)
Investment in U.S. subsidiaries	(163)	(163)
Leases	(118)	(129)
Other	(81)	(53)
Total deferred tax liabilities	(926)	(930)
	$(149)	$(171)

We recorded deferred tax assets and deferred tax liabilities of $165 million and $314 million, respectively, as of December 31, 2025 and $160 million and $331 million, respectively, as of December 31, 2024.

We analyze all positive and negative evidence to consider whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income, tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. As of December 31, 2025 we had a valuation allowance of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $722 million primarily related to tax loss and credit carryforwards and other deferred tax assets. The current and future provisions for income taxes may be significantly impacted by changes to valuation allowances. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. For the year ended December 31, 2025, the valuation allowance on deferred tax assets decreased $186 million. The decrease was primarily attributable to changes in capital loss carryforwards.

At December 31, 2025, American Entertainment Properties Corp. (“AEPC”), a wholly-owned corporate subsidiary of Icahn Enterprises, which includes all or parts of our Automotive, Food Packaging, Pharma, Home Fashion and Real Estate segments had U.S. federal net operating loss carryforwards of approximately $3.2 billion with expiration dates from 2026 through unlimited carryforward periods. Additionally, AEPC and its corporate subsidiaries had foreign net operating loss carryforwards of $23 million with an unlimited carryforward period.

At December 31, 2025, CVR Energy had state income tax credits of $33 million, which are available to reduce future state income taxes. These credits, if not used, will begin expiring in 2040.

As of December 31, 2025, we have not provided taxes on approximately $141 million of undistributed earnings in foreign subsidiaries which are deemed to be indefinitely reinvested. If at some future date these earnings cease to be permanently reinvested, we may be subject to foreign income and withholding taxes upon repatriation of such amounts. An estimate of the tax liability that would be incurred upon repatriation of foreign earnings is not practicable to determine.

Accounting for Uncertainty in Income Taxes

A summary of the changes in the gross amounts of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Balance at January 1	$9	$10	$27
Increase for currency translation	1	—	—
Decrease for statute of limitation expiration	—	(1)	(17)
Balance at December 31	$10	$9	$10

At December 31, 2025, 2024 and 2023, we had unrecognized tax benefits of $10 million, $9 million and $10 million, respectively. Of these totals, $10 million, $3 million and $10 million represent the amount of unrecognized tax benefits that if recognized, would affect the annual effective tax rate in the respective periods. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. We recorded less than $1 million, less than $1 million and $4 million as of December 31, 2025, 2024 and 2023, respectively, in liabilities for tax related net interest and penalties in our consolidated balance sheets. Income tax expense (benefit) related to interest and penalties were $ 1 million, $(4) million and $(2) million for the years December 31, 2025, 2024 and 2023, respectively. We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We and our subsidiaries are no longer subject to U.S. federal tax examinations for years before 2021 or state and local examinations for years before 2020, with limited exceptions.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits and
	of Tax	Other, Net of Tax	Total

	(in millions)
Balance, December 31, 2024	$(40)	$(21)	$(61)
Other comprehensive income before reclassifications, net of tax	9	3	12
Reclassifications from accumulated other comprehensive loss to earnings, net of tax	—	—	—
Other comprehensive income, net of tax	9	3	12
Balance, December 31, 2025	$(31)	$(18)	$(49)

18. Other Income, Net

Other income, net consists of the following:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Equity earnings from non-consolidated affiliates	$4	$13	$12
Gain on sale of equity investment	—	24	—
Foreign currency transaction gain (loss)	2	(9)	1
Gain on lease termination	—	38	—
Gain (loss) on extinguishment of debt, net	—	8	13
Other	5	(6)	(8)
	$11	$68	$18

19. Commitments and Contingencies

Environmental Matters

Due to the nature of our business, certain of our subsidiaries’ operations are subject to numerous existing and proposed laws and governmental regulations designed to protect human health and safety and the environment, particularly regarding plant wastes and emissions and solid waste disposal. Our consolidated environmental liabilities on an undiscounted basis were $3 million as of December 31, 2025 and 2024, primarily within our Energy segment, which are included in accrued expenses and other liabilities in our consolidated balance sheets. We do not believe that environmental matters will have a material adverse impact on our consolidated results of operations and financial condition.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy

CVR Energy’s obligated-party subsidiaries, Coffeyville Resources Refining & Marketing, LLC (“CRRM”) and Wynnewood Refining Company, LLC (“WRC”), are subject to the Renewable Fuel Standard (“RFS”) of the Clean Air Act implemented by the EPA which requires refiners to either blend renewable fuels into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending, in an amount equal to the renewable volume obligation (“RVO”) for the applicable compliance year. CVR Energy’s obligated-party subsidiaries are not able to blend the substantial majority of their transportation fuels and, unless their obligations are waived or exempted by the EPA, must either purchase RINs on the open market from third parties including its affiliates or obtain waiver credits for cellulosic biofuels in order to comply with the RFS. One of CVR Energy’s obligated-party subsidiaries, Wynnewood Refining Company, LLC (“WRC”), currently qualifies as a “small refinery” defined under the RFS as a refinery with an average aggregate daily crude oil throughput for a calendar year no greater than 75,000 barrels, which enables WRC to petition for and receive small refinery exemptions (“SREs”) under the RFS should the EPA conclude WRC suffered disproportionate economic hardship.

Taking into account the August 2025 SRE Decision, our Energy segment recognized, net of RINs sales, a benefit of approximately $94 million and a expense of approximately $46 million for the years ended December 31, 2025 and 2024, and a benefit of $114 million for the year ended December 31, 2023, respectively, for CVR Energy’s obligated-party subsidiaries’ compliance with the RFS (based on the 2020, 2021, 2022 and 2023 annual RVO for the respective periods, excluding the impacts of any exemptions or waivers to which the obligated-party subsidiaries may be entitled). The costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel are included within cost of goods sold in the consolidated statements of operations. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Energy’s obligated-party subsidiaries may be entitled), the remaining position is valued using RIN market prices at period end for each specific or closest vintage year. As of December 31, 2025 and December 31, 2024, CVR Energy’s obligated-party subsidiaries’ RFS position was $72 million and $323 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

45Q Transaction

In January 2023, CVR Partners and certain of its subsidiaries entered into a joint venture and related agreements with unaffiliated third-party investors and others intended to qualify for certain tax credits available under Section 45Q of the Internal Revenue Code. Under the agreements entered into in connection with the 45Q Transactions, CVR Partners and certain of its subsidiaries are obligated to meet certain minimum quantities of carbon oxide supply each year during the term of the agreement and is subject to fees of up to $15 million per year (reduced pro rata for partial years) to the unaffiliated third-party investors, subject to an overall $45 million cap, if these minimum quantities are not delivered.

Litigation

From time to time, we and our subsidiaries are involved in various lawsuits arising in the normal course of business. We do not believe that such normal routine litigation will have a material effect on our financial condition or results of operations.

Energy

Call Option Coverage Cases - CVR Energy and certain of its affiliates (the “Call Defendants”) are engaged in two lawsuits with certain of the Call Defendants’ primary and excess insurers (the “Insurers”) relating to the August 2022 settlement (the “Settlement”) of the consolidated lawsuits filed by purported former unitholders of CVR Refining on

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

behalf of themselves and an alleged class of similarly situated unitholders against the Call Defendants relating to CVR Energy’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership, including a declaratory judgment action commenced in Texas by the Insurers seeking determination that the Insurers owe no indemnity coverage under policies with coverage limits of $50 million (the “Texas Suit”) and an action filed by the Call Defendants in Delaware against the Insurers seeking recovery of all amounts paid in connection with the Settlement (the “Delaware Suit”). CVR Energy’s appeal of summary judgment entered by the court in the Texas Suit in favor of the Insurers has been fully briefed but has not yet been ruled on by the appellate court. The Delaware Suit has been effectively stayed by the Delaware court pending the outcome of the Texas Suit appeal. While both cases remain pending, CVR Energy does not expect the outcome of these lawsuits to have a material adverse impact on its financial position, results of operations, or cash flows.

Renewable Fuel Standard Litigation - WRC’s previous legal challenges against the EPA relating to WRC’s SRE petitions for its historical compliance periods were effectively mooted by the 2025 SRE Decision and were dismissed in January 2026. In October 2025, WRC filed in the DC Circuit a petition for review of the 2025 SRE Decision with respect to WRC’s 2020, 2022, 2023 and 2024 SREs, primarily intended to preserve WRC’s rights to challenge scoring and decisions relating to WRC’s future SRE petitions; similar petitions for review of the 2025 SRE Decision were filed by multiple other refineries and others. Certain small refineries, including WRC, have been granted leave to intervene in the petitions for review filed by certain biofuels groups challenging the EPA’s grant of SREs in the August 2025 SRE Decisions. In July 2025, WRC submitted its SRE petition for the 2025 compliance period, which petition it supplemented in December 2025; the EPA has yet to rule on WRC’s pending petition. WRC is currently evaluating any actions WRC may take relating to its 2025 SRE petition should the EPA fail to rule, or adversely rule, on WRC’s 2025 SRE petition. As these matters are in their earliest stages, the Company cannot yet determine the impact thereof, or any actions of the EPA relating thereto, could have on WRC’s past, current, and future obligations under the RFS or the Company’s financial position, results of operations, or cash flows, which could be material.

Wynnewood Refinery 2023 Fire Claim - In January 2025, a subsidiary of CVR Energy agreed to settlement of the lawsuit filed by three contractor employees alleging personal injuries arising from the 2023 fire at the Wynnewood refinery, which settlement is in process and is not expected to have any financial impact on CVR Energy.

CRNF Ammonia Release - CVR Energy, CVR Partners and certain of their affiliates (collectively, the “Ammonia

Defendants”) have been served with several lawsuits filed in state courts in Fort Bend County, Texas and/or received demand letters each alleging damages arising from an ammonia release that occurred at the fertilizer facility owned and operated by a CVR Partners subsidiary in October 2025, following which multiple individuals were transported to hospitals for evaluation and treatment. As these matters are in their earliest stages, CVR Energy and CVR Partners cannot yet determine whether this incident or these lawsuits could have a material adverse effect on CVR Energy’s or CVR Partners’ financial position, results of operations, or cash flows.

Guaranty Dispute – Exxon Mobil Corporation (“XOM”) has demanded that a subsidiary of CVR Energy defend and indemnify it against multiple lawsuits filed against XOM between 2018 and 2025 by property owners in Louisiana alleging property contamination from oil wells (collectively, the “LA Suits”) under an alleged guaranty claimed by XOM to have been issued in its favor in 1993 by such subsidiary. In 2024, that subsidiary filed action in the Superior Court of the State of Delaware disputing the validity of the alleged guaranty (the “Guaranty Dispute”). All deadlines in the Guaranty Dispute have been deferred until after mediation currently scheduled for March 2026. As these matters remain in their early stages, CVR Energy cannot yet determine whether its outcome will have a material adverse impact on CVR Energy’s financial position, results of operations, or cash flows.

Kansas Environmental Claims - In January 2026, a lawsuit was filed in the United States District Court for the District of Kansas against CVR Energy, CVR Partners and certain of their affiliates (collectively, the “Kansas Defendants”) by three residents of Coffeyville and a purported class of similarly situated persons seeking compensatory and punitive damages in excess of $5 million dollars for nuisance and other equitable relief arising from alleged environmental abuse from operations at the Coffeyville refinery and the Coffeyville Fertilizer Facility. On February 3,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2026, the Kansas Defendants were served with the lawsuit. The Kansas Defendants dispute the lawsuit claims and intend to vigorously defend themselves. As this matter is in its earliest stages, the Company cannot yet determine whether this lawsuit could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 86% of our outstanding depositary units as of December 31, 2025. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase (and, prior to their termination, by ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn). All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase plans have been met as of December 31, 2025. If the plans were voluntarily terminated, the Viskase plan would be underfunded by approximately $19 million as of December 31, 2025. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

As described above, with respect to the ACF pension plans, on January 31, 2025, the Executive Committee of ACF approved a resolution to terminate its qualified pension plans, which were frozen and no longer accrued benefits. As of December 31, 2024, the fair value of this plan’s assets exceeded its benefit obligations. The termination of the plan was effective January 31, 2025 and liquidation of the plan is expected to be completed in 2026 or early 2027.

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

Year	Energy	Pharma

	(in millions)
2026	$82	$25
2027	99	13
2028	98	12
2029	96	12
2030	91	—
Thereafter	577	—
	$1,043	$62

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit cost (credit) are as follows:

	U.S. and Non-U.S. Pension Benefits
	Year Ended December 31,
	2025	2024	2023

	(in millions)
Interest cost	$6	$6	$6
Expected return on plan assets	(5)	(5)	(5)
Amortization of actuarial losses	—	—	0
	$1	$1	$1

The following table provides disclosures for Viskase’s benefit obligations, plan assets, funded status, and recognition in the consolidated balance sheets. As pension costs for Viskase are not material to our consolidated financial position and results of operations, we do not provide information regarding their inputs and valuation assumptions.

	U.S. and Non-U.S. Pension Benefits
	2025	2024

	(in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$109	$116
Interest cost	6	6
Benefits paid	(8)	(9)
Actuarial loss (gain)	—	(2)
Currency translation	3	(2)
Benefit obligation, end of year	110	109
Change in plan assets:
Fair value of plan assets, beginning of year	88	89
Actual return on plan assets	8	4
Employer contributions	3	4
Benefits paid	(8)	(9)
Fair value of plan assets, end of year	91	88
Funded status of the plan and amounts recognized in the consolidated balance sheets	$(19)	$(21)

Defined Benefit Plans Measured at Fair Value on a Recurring Basis

The following table presents Viskase’s defined benefit plan assets measured at fair value on a recurring basis:

	December 31, 2025			December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(in millions)
U.S. and Non-U.S. Plans:
Cash and cash equivalents	$3	$—	$3	$2	$—	$2
Government debt securities	6	55	61	1	56	57
Exchange traded funds	—	—	—	—	—	—
Mutual funds	—	—	—	—	—	—
Common stock	27	—	27	29	—	29
	$36	$55	$91	$32	$56	$88

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Cash payments for interest, net of amounts capitalized	$(494)	$(423)	$(426)
Cash (payments) receipts for income taxes, net	(6)	(66)	(105)
Partnership contributions receivable	—	—	6
Non-cash Investment segment contributions from non-controlling interests	—	—	(2)
Non-cash recognition of equity method investment	74	—	—
Non-cash related party note receivable	124	—	10

22. Subsequent Events

Icahn Enterprises

6.250% Senior Notes due 2026 Redemption

On January 27, 2026, the trustee sent on our behalf a notice of full redemption to holders of our outstanding 6.250% Senior Notes due 2026 (the “2026 Notes”), with the redemption scheduled for February 26, 2026. The redemption price will be equal to 100.000% of the principal amount of the remaining 2026 Notes, plus accrued and unpaid interest thereon to, but not including, the redemption date. Upon the redemption of the 2026 Notes, none of the 2026 Notes will remain outstanding. We expect to use cash on hand to pay the redemption price for the 2026 Notes.

CVR Energy, Inc. Purchases

In February of 2026, we acquired additional shares of common stock of CVR Energy, Inc. in open market purchases, including 783,404 additional shares purchased in February that settled as of February 25, 2026.

LP Unit Distribution

On February 23, 2026, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about April 15, 2026 to depositary unitholders of record at the close of business on March 9, 2026. Depositary unitholders will have until April 3, 2026 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending April 10, 2026. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and subsidiaries’ disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2025, is effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Icahn Enterprises L.P.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Icahn Enterprises L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2025, and our report dated February 25, 2026 expressed an unqualified opinion on those financial statements.

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

/s/GRANT THORNTON LLP

Fort Lauderdale, Florida

February 25, 2026

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the fourth quarter of 2025, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, with respect to our depositary units.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, offices held and ages of the directors, executive officers and certain significant employees of Icahn Enterprises G.P., Inc. (“Icahn Enterprises GP”), the general partner of Icahn Enterprises L.P. (“Icahn Enterprises”) are as follows:

Name	Age	Position
Carl C. Icahn	90	Chairman of the Board
Andrew Teno	40	President, Chief Executive Officer and Director
Ted Papapostolou	45	Chief Financial Officer and Director
Robert Flint	48	Chief Accounting Officer
Denise Barton	68	Director
Nancy Dunlap	73	Director
Margarita Palau-Hernandez	69	Director

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

Andrew Teno has served as President and Chief Executive Officer and as a director of Icahn Enterprises since February 2024. Prior to his appointment as President and Chief Executive Officer, Mr. Teno served as a portfolio manager at Icahn Capital LP, a subsidiary of Icahn Enterprises, since October 2020. Mr. Teno previously worked at Fir Tree Partners, a New York based private investment firm that invests worldwide in public and private companies, real estate and sovereign debt, from 2011 to April 2020. Prior to that, he worked at Crestview Partners from 2009 to 2011 as an associate in their private equity business, and at Gleacher Partners, a boutique mergers and acquisitions firm, from 2007 to 2009. Mr. Teno has served as a director of Southwest Gas Holdings, Inc. from May 2022 to December 2025; Illumina, Inc. from May 2023 to May 2024; Crown Holdings Inc. from December 2022 to November 2023; FirstEnergy Corp. from March 2021 to December 2023; Herc Holdings Inc. from February 2021 to March 2023; and Cheniere Energy, Inc. from February 2021 to June 2022. Mr. Teno received an undergraduate business degree from the Wharton School at the University of Pennsylvania in 2007.

Ted Papapostolou has served as Chief Financial Officer of Icahn Enterprises since November 2021. In addition, Mr. Papapostolou has served as director of Icahn Enterprises since December 2021 and its Secretary since April 2020. Mr. Papapostolou previously served as the Chief Accounting Officer of IEP from April 2020 to December 2023 and in various progressive accounting positions at IEP from March 2007 to March 2020. Previously, Mr. Papapostolou worked at Grant Thornton LLP in their audit practice. Mr. Papapostolou received his M.B.A from The Peter J. Tobin College of Business at Saint John’s University and his B.B.A from Frank G. Zarb School of Business at Hofstra University. Mr. Papapostolou has served as a director of Caesars Entertainment, Inc. since March 2025. Mr. Papapostolou previously served as a director of Viskase Companies, Inc., from April 2020 to March 2025 and CVR Energy, Inc., from March 2023 to March 2025.

Robert Flint has served as Chief Accounting Officer of Icahn Enterprises L.P. since January 2024. Prior to his appointment as Chief Accounting Officer, Mr. Flint served as Director of Accounting from November 2021 to December 2023 and previously served as Chief Audit Executive of the Company from March 2020 to November 2021. Mr. Flint was an independent management consultant from January 2017 to March 2020, serving a variety of clients and industries, including Icahn Automotive Group, LLC, a subsidiary of IEP, from September 2018 to March 2020. Mr. Flint received his B.S. in Accounting and Finance from the University of Dayton School of Business Administration in 2001.

Mr. Flint brings extensive experience in corporate finance and accounting, investor relations, risk management, as well as service on the boards of other public and private companies. Mr. Flint has served as director and chairman of CVR Energy, Inc. since March, 2025; as director and chairman of CVR Partners since October, 2025; as director and chairman of Viskase Companies, Inc. since March 2025; as director of Vivus LLC since July 2024; as director of WestPoint Home since July 2024; as director of Icahn Automotive Group LLC and director of The Pep Boys-Manny, Moe & Jack since July 2024.

Denise Barton has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since September 2019 and as a member of our audit committee from September 2019 until April 2021 and since August 2025. In addition, Ms. Barton served as Chief Financial Officer of IEH Auto Parts LLC from July 2021 to April 2022. Ms. Barton and served as both Chief Executive Officer and Chief Financial Officer of IEH Auto Parts LLC from September 2021 through April 2022. Ms. Barton served on the board of directors and audit committee for Viskase Companies, Inc., a subsidiary of Icahn Enterprises, from May 2016 to January 2022 and served on the board of directors and audit committee for Trump Entertainment Resorts, Inc., a subsidiary of Icahn Enterprises, from February 2016 through June 2017. Ms. Barton served as a member of the Operating Executive Board of Gotham Private Equity Partners, LP, a New York based merchant banking firm, from March 2010 through January 2014. Ms. Barton served as the Chief Financial Officer for Land Holdings I, LLC, a company formed to develop, own and operate the Scarlet Pearl Casino Resort, from March 2012 through March 2017. In addition, Ms. Barton has over 15 years’ experience in public accounting and has served as Chief Financial Officer in both public and private companies. Ms. Barton is a certified public accountant and has been licensed by the Nevada State Gaming Control Commission, the New Jersey Casino Control Commission and the Mississippi Gaming Commission.

Ms. Barton brings to her service as a director her significant experience in leadership roles as director of various companies as discussed above. In particular, her service as Chief Financial Officer of various companies enables her to understand the complex business and financial issues that we may face.

Nancy Dunlap has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since April 2021 and is a member of our audit committee. Since August 2022, Ms. Dunlap has also served as a director of Sandridge Energy, Inc. Ms. Dunlap currently serves as the private counsel and head of the private family office of former New Jersey Governor and United States Senator Jon S. Corzine. Since 1999, Ms. Dunlap has overseen all personal investment and legal affairs of the Corzine Family Office. As head of Mr. Corzine’s private family office, Ms. Dunlap also serves as a Trustee of the Jon S. Corzine Trust and as Director of the Jon S. Corzine Foundation. Ms. Dunlap was previously a director of: CVR Refining, LP, from July 2018 to February 2019; and Equita Sim, a private investment bank headquartered in Milan, Italy, from November 2010 to September 2015. CVR Refining, LP is a wholly-owned subsidiary of CVR Energy, which is indirectly controlled by Mr. Icahn. Ms. Dunlap was also previously a director of Amp Electric Vehicles from March 2010 to September 2012. Ms. Dunlap received a Juris Doctor from St. John’s University School of Law and a Bachelor of Arts from University of Denver.

Ms. Dunlap brings to her service as a director her significant experience in leadership roles as director of various companies as discussed above.

Margarita Paláu-Hernández has served as a director of Icahn Enterprises’ general partner, Icahn Enterprises GP, since November 2025 and is a member of our audit committee. Ms. Paláu-Hernández is the founder and Chief Executive Officer of Hernández Ventures, a private firm engaged in the acquisition and management of a variety of business interests in the United States, a position she has held since November 1988. Prior to founding Hernández Ventures, Ms. Paláu-Hernández was an attorney with the law firm of McCutcheon, Black, Verleger & Shea, where she focused on domestic and international business and real estate transactions from September 1985 until August 1988. Ms. Paláu-Hernández was nominated to serve as a Representative of the United States to the Seventy-Third Session of the General Assembly of the United Nations from September 2018 to June 2019. Ms. Paláu-Hernández has served as a member of the board, the compensation committee and the corporate governance committee of Conduent Incorporated since 2019 and has served on the audit committee since January 2026. She has previously served as a member of the board of International Flavors and Fragrances from June 2024 to October 2025, Apartment Income REIT Corporation board from December 2021 to May 2024, Xerox Holdings Corporation board from June 2021 to May 2024, Occidental Petroleum Corporation board from March 2020 to May 2022, Herbalife Nutrition Ltd. board from 2018 to 2021 and the ALJ Regional Holdings, Inc. board from 2015 to 2019. Ms. Paláu-Hernández earned a Bachelor of Arts degree from the University of San Diego and a J.D. from UCLA School of Law, and she has been a member of the California Bar since 1985.

Ms. Paláu-Hernández brings to her service as a director her significant experience in leadership roles as director of various companies as discussed above.

Audit Committee

Denise Barton, Nancy Dunlap and Margarita Paláu-Hernández serve on our audit committee. Denise Barton qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K and is “independent” within the meaning of Rule 5605(a)(2) of the Nasdaq Listing Rules. We believe that each of the other audit committee members are also “independent.” A copy of the audit committee charter is available on our website at https://www.ielp.com/corporate-governance/governance-overview or may be obtained without charge by writing to Icahn Enterprises L.P., 16690 Collins Avenue, PH-1, Sunny Isles Beach, FL 33160, Attention: Investor Relations.

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

Audit Committee Report

The audit committee has confirmed that: (1) the audit committee reviewed and discussed our audited financial statements for the year ended December 31, 2025 with management; (2) the audit committee has discussed with our independent auditors the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC; (3) the audit committee has received the written disclosures and the letter from the independent accountants required by the applicable requirements of the PCAOB regarding the independent accountant’s communication with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence; and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the board of directors that our audited financial statements for the year ended December 31, 2025 be included in this Report.

This report is provided by the following independent directors, who constitute the audit committee:

Denise Barton

Nancy Dunlap

Margarita Paláu-Hernández

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

Nasdaq Corporate Governance Compliance

Pursuant to Rule 5615(a)(4)(J) of the Nasdaq corporate governance requirements, in the event that an executive officer of Icahn Enterprises’, or a person performing an equivalent role, becomes aware of any noncompliance with Nasdaq’s corporate governance requirements, he or she is required to provide prompt notice to Nasdaq of such noncompliance. As of February 25, 2026, we believe that we are compliant with Nasdaq’s corporate governance requirements.

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

The board of directors met 12 times during 2025, including four regularly scheduled meetings and 8 special meetings. All of the directors who served during all of 2025 attended at least 75% of the total meetings of the board of directors and each of its committees on which such director served.

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

Compensation Discussion and Analysis

The following section provides an overview and analysis of our compensation programs, the compensation decisions we have made under those programs, and the factors we considered in making those decisions. Later in this section, under the heading “Additional Information Regarding Executive Compensation,” we provide a table containing specific information about the compensation earned by the following individuals in 2025, whom we refer to as our named executive officers:

●	Carl C. Icahn, Chairman of the Board
●	Andrew Teno, President and Chief Executive Officer
●	Ted Papapostolou, Chief Financial Officer

Mr. Icahn serves as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds.

The discussion below is intended to help you understand the detailed information provided in the table and put that information into context within our overall compensation program.

Overview of Compensation Program

Throughout this narrative discussion and in the accompanying table, we refer to our named executive officers. The key compensation package provided to our named executive officers consists of (i) base salary, (ii) incentive compensation and (iii) other benefits. See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for the compensation received by each of our named executive officers for 2025. Executive compensation levels are established based upon the recommendation of our Chairman, which are discussed with members of the Board. The Board does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.

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

Compensation Components

Base Salary

Mr. Icahn serves as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds. Mr. Icahn’s base salary for 2025 was $1, consistent with calendar year 2024.

For 2025, Mr. Teno’s base salary “draw” was equal to $2,600,000 per year, in accordance with the Teno Employment Agreement (as defined and described below). Mr. Papapostolou’s base salary “draw” for 2025 was equal to $2,200,000, in accordance with the Papapostolou Employment Letter (as defined and described below).

See “Additional Information Regarding Executive Compensation - Summary Compensation Table” for detailed information on the compensation received by each of our named executive officers for 2025.

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

Deferred Unit Awards

There were no deferred unit awards granted during 2025 to our named executive officers. Deferred unit awards were granted in prior years in order to align the interests of named executive officers with our unitholders, provide competitive financial incentives and to promote continuity of management. Mr. Papapostolou last received a deferred unit award in December 2021 (which vested on a prorated basis in accordance with the Papapostolou Employment Letter in 2024, with the remainder forfeited). Beginning in 2024, Mr. Papapostolou’s incentive compensation is delivered under the NAV incentive arrangement described in the Papapostolou Employment Letter.

401(k) Plan and Other Benefits

For 2025, Mr. Papapostolou was our only named executive officer participating in our qualified Icahn Enterprises Holdings 401(k) Plan (the “401(k) Plan”), and thus received matching contributions for 2025. The matching contributions for each applicable named executive officer in 2025 are disclosed in our Summary Compensation Table under “All Other Compensation” and in the related footnote.

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

CEO Pay Ratio

Our Chief Executive Officer to median employee pay ratio (“CEO Pay Ratio”) is calculated in accordance with Regulation S-K. We determined that we are permitted by Regulation S-K to use the same median employee for 2025 as was identified using initial data as of December 31, 2023. We elected to use the prior data as we have not had significant changes to our employee population or employee compensation arrangements that we reasonably believe would result in a significant change in our CEO Pay Ratio disclosure.

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

Our Chief Executive Officer’s total annual compensation for 2025 was $2,658,553. The median employee’s total annual compensation for 2025 was $36,522. The ratio of our Chief Executive Officer’s total annual compensation to our median employee’s total annual compensation for 2025 was 73:1.

Employment Agreements

Employment Agreement with Andrew J. Teno

As previously disclosed, we entered into an employment agreement with Andrew J. Teno in connection with his appointment as our Chief Executive Officer on February 21, 2024 (the “Teno Employment Agreement”). The Teno Employment Agreement will remain in effect through March 31, 2028, unless earlier terminated. During the term of the Teno Employment Agreement, Mr. Teno is entitled to participate in all benefit programs and plans generally made available to our other executives. Effective as of January 1, 2024 and continuing during the term of the Teno Employment Agreement, Mr. Teno is eligible to receive payments equal to an annualized amount of $2,600,000 (except that, for the period from January 1, 2024 through February 19, 2024, the payments were based on an annualized amount of $1,500,000), payable in accordance with our general payroll practices, that are in the form of a salary “draw” against the Teno NAV Incentive (as defined and described below).

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

In addition to his compensation from us, Mr. Teno is entitled to retain any remuneration in respect of any board of directors (or similar governing body) on which Mr. Teno sits at our (or our affiliate’s) request, unless we (or our affiliates) own voting securities that constitute at least 40% of the vote for directors of such company.

The Teno Employment Agreement also contains customary confidentiality, cooperation and non-disparagement covenants, as well as non-solicitation and non-competition provisions.

Papapostolou Letter Agreement

As previously disclosed, on September 26, 2024, Mr. Papapostolou entered into a new employment letter agreement with us (the “Papapostolou Employment Letter”). Pursuant to the Papapostolou Employment Letter, Mr. Papapostolou will continue to serve as our Chief Financial Officer, for a term through June 30, 2028, unless earlier terminated (the “Papapostolou Term”). If Mr. Papapostolou’s employment with us continues past the Papapostolou Term, his compensation will be determined by the Board. During the Papapostolou Term, Mr. Papapostolou is entitled to participate in all benefit programs and plans generally made available to our other executives. As of September 26, 2024, and continuing during the Papapostolou Term, Mr. Papapostolou is eligible to receive payments equal to an annualized amount of $2,200,000, payable in accordance with the Company’s general payroll practices, that are in the form of a salary “draw” against the Papapostolou NAV Incentive (as defined and described below).

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

In addition to his compensation from us, Mr. Papapostolou is entitled to retain any remuneration in respect of any board of directors (or similar governing body) on which Mr. Papapostolou sits at our (or our affiliate’s) request, unless we (or our affiliates) own voting securities that constitute at least 40% of the vote for directors of such company.

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

This report is provided by the board of directors:

Carl C. Icahn

Andrew Teno

Ted Papapostolou

Nancy Dunlap

Denise Barton

Margarita Paláu-Hernández

Compensation Committee Interlocks and Insider Participation

During 2025, our entire board of directors, including Mr. Icahn, participated in deliberations concerning executive compensation. During 2025, none of our executive officers served on the compensation committee (or equivalent), or the board of directors of another entity whose executive officer(s) served on our board of directors.

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

Additional Information Regarding Executive Compensation

The following table sets forth information in respect of the compensation earned for services to us and/or our subsidiaries by each of our named executive officers for 2025.

Summary Compensation Table

	Annual Compensation(1)
				Unit	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Carl C. Icahn(2)	2025	1	—	—	28,867	28,868
Chairman of the Board	2024	1	—	—	28,236	28,237
	2023	1	—	—	26,920	26,921

Andrew Teno(3)	2025	2,600,000	—	—	58,553	2,658,553
President and Chief Executive Officer	2024	2,422,308	—	—	5,430	2,427,738

Ted Papapostolou(4)	2025	2,200,000	—	—	177,630	2,377,630
Chief Financial Officer	2024	1,219,478	295,082	—	989,080	2,503,640
	2023	790,691	400,000	—	14,953	1,205,644

(1)	Pursuant to applicable regulations, certain columns of the Summary Compensation Table have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, any of our subsidiaries or by Icahn Enterprises GP, which was subsequently reimbursed by us, required to be reported in those columns.
(2)	The salary indicated above represents compensation paid to Mr. Icahn in each of 2025, 2024 and 2023 for his services as Chief Executive Officer of our subsidiary, Icahn Capital LP, and of the general partners of the Investment Funds. Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds for which he currently receives an annual base salary of $1 per annum. Mr. Icahn does not receive director fees from us. Mr. Icahn’s “All Other Compensation” for 2025 consists of $28,867 in dental, medical and other benefits.
(3)	For 2025, Mr. Teno’s “Salary” amount represents the “draw” payments pursuant to the Teno NAV Incentive, as further described above. Mr. Teno’s “All Other Compensation” for 2025 consists of $4,898 for medical and dental benefits; $1,080 for life insurance premiums and $52,575 for cash paid in lieu of unused paid time off (“PTO”).
(4)	For 2025, Mr. Papapostolou’s “Salary” amount represents the “draw” payments pursuant to the Papapostolou NAV Incentive, as further described above. Mr. Papapostolou’s “All Other Compensation” for 2025 consists of $10,938 in matching contributions under our 401(k) Plan; $4,780 for medical and dental benefits; $1,080 for life insurance premiums; and $160,832 for cash paid in lieu of unused PTO.

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

Grants of Plan Based Awards

There were no awards granted during 2025 for any of our named executive officers under the 2017 Incentive Plan. Prior to fiscal 2025, Messrs. Teno and Papapostolou were awarded long-term NAV incentive opportunities in connection with entering into their employment arrangements with us, as further described above.

Outstanding Equity Awards at Fiscal Year End 2025

There were no outstanding equity awards for any of our named executive officers as of December 31, 2025 under the 2017 Incentive Plan.

Option Exercises and Stock Vested in 2025

There were no option exercises or vesting of any equity awards for our named executive officers during fiscal 2025.

Potential Payments Upon Termination or Change in Control

If Messrs. Teno’s or Papapostolou’s employment is terminated by us without “Cause” (including due to death or disability) or by Mr. Teno or Mr. Papapostolou with “Good Reason” (each as defined in the Teno Employment Agreement or Papapostolou Employment Letter, respectively), Messrs. Teno and Papapostolou will be eligible to receive (subject to their timely execution and non-revocation of a release of claims) payment of the Teno NAV Incentive and Papapostolou NAV Incentive, respectively, in each case paid within 15 days following the date that we first publish NAV following such termination but no later than March 15 of the calendar year following the year of termination, and with Adjusted NAV (as defined in the Teno Employment Agreement or Papapostolou Employment Letter, as applicable), calculated based on that published NAV. (If Messrs. Teno and Papapostolou were terminated as of December 31, 2025, the Teno NAV Incentive and Papapostolou NAV Incentive would have paid out an estimated $0 and $0, respectively. If, however, that termination occurs within 60 days prior to or 6 months following a “Key Man Event” (as defined in the Manager Agreement, dated as of October 1, 2020, by and among the Company, Icahn Capital LP, Isthmus LLC, Icahn Partners LP, and Icahn Partners Master Fund LP, as amended), this amount will be no less than $2,600,000 (in the case of Mr. Teno) or $2,200,000 (in the case of Mr. Papapostolou).

Director Compensation

The following table provides compensation information for our directors in 2025, except for Messrs. Icahn, Teno and Papapostolou (compensation information for whom is included in the Summary Compensation Table). Messrs. Icahn, Teno and Papapostolou did not receive additional compensation for serving on our Board.

	Fees Earned or	All Other
	Paid in Cash	Compensation	Total
Name	($)	($)	($)
Nancy Dunlap	35,000	—	35,000
Denise Barton	36,250	—	36,250
Margarita Paláu-Hernández	8,750	—	8,750
Stephen A. Mongillo(1)	33,696	—	33,696
Michael Nevin(2)	5,347	—	5,347
Alvin B. Krongard(3)	20,543	—	20,543

(1)	Mr. Mongillo resigned as a member of our Board on November 3, 2025. Mr. Mongillo’s resignation was not the result of any disagreement with us on any matter relating to our operations, policies, or practices.
(2)	Mr. Nevin resigned as a member of our Board on February 24, 2025. Mr. Nevin’s resignation was not the result of any disagreement with us on any matter relating to our operations, policies, or practices.
(3)	Mr. Krongard resigned as a member of our Board on August 1, 2025. Mr. Krongard’s resignation was not the result of any disagreement with us on any matter relating to our operations, policies, or practices.

During 2025, the fees earned or paid in cash for Mses. Barton, Dunlap and Palau-Hernandez (and for our former directors, Messrs. Mongillo, Nevin and Krongard) were in respect of their services rendered as members of our Board. With respect to Mr. Mongillo, the fees earned or paid in cash included $5,000 for serving as the chairman of the audit committee.

Directors receive only cash compensation, if applicable, and currently are not granted any options, units or other equity-based awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

As of February 25, 2026, Mr. Icahn and his affiliates owned 549,400,539 of Icahn Enterprises’ depositary units, or approximately 86% of Icahn Enterprises’ outstanding depositary units. In accordance with the listing rules of Nasdaq, Icahn Enterprises’ status as a limited partnership affords Icahn Enterprises an exemption from certain corporate governance requirements which includes an exemption from the requirement to have compensation and nominating committees consisting entirely of independent directors. Icahn Enterprises GP’s board of directors presently consists of three independent directors and the audit committee consists entirely of independent directors.

Mr. Icahn is currently an at will employee serving as Chairman of the Board of Icahn Enterprises GP, Chairman of the Board and Chief Executive Officer of Icahn Capital LP and Chief Executive Officer of the Investment Funds, for which he currently receives an annual base salary of $1 per annum. Mr. Icahn does not receive director fees from us.

The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP as the general partner of Icahn Enterprises. Thus, since Mr. Icahn, through affiliates, holds approximately 86% of Icahn Enterprises’ outstanding depositary units as of February 25, 2026, Icahn Enterprises GP will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn’s consent. Moreover, under the partnership agreement, the affirmative vote of Icahn Enterprises GP and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue Icahn Enterprises in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of Icahn Enterprises Holdings, to consent to certain proposals submitted for the approval of the limited partners of Icahn Enterprises Holdings. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.

The following table provides information, as of February 25, 2026, as to the beneficial ownership of the depositary units for each director and named executive officer of Icahn Enterprises GP and all directors and named executive officers of Icahn Enterprises GP, as a group. Except for Mr. Icahn, none of our named executive officers, directors or other unitholders beneficially own more than 5% of Icahn Enterprises’ depositary units.

	Beneficial Ownership of
	Icahn Enterprises’
Name of Beneficial Owner	Depositary Units		Percent of Class
Carl C. Icahn	549,400,539	(a) (b) (c)	86.2%
Andrew Teno	—		*
Ted Papapostolou	—		*
Nancy Dunlap	6,649		*
Denise Barton	—		—%
Margarita Paláu-Hernández	—		*
All Directors and Executive Officers as a Group (six persons)	549,407,188	(c)	86.2%
*	Less than 1% of total outstanding depositary units of Icahn Enterprises.
(a)	The foregoing is exclusive of a 1.99% ownership interest which Icahn Enterprises GP holds by virtue of its 1% general partner interest in each of us and Icahn Enterprises Holdings.
(b)	Based on a Schedule 13D/A filed with the SEC on December 29, 2025 by CCI Onshore LLC, Gascon Partners, High Coast Limited Partnership, Highcrest Investors LLC, Thornwood Associates Limited Partnership, Barberry Corp., Starfire Holding Corporation, Little Meadow Corp. and Mr. Icahn. Mr. Icahn, by virtue of his relationship to such entities, may be deemed to beneficially own such Depositary Units. Mr. Icahn disclaims beneficial ownership of such Depositary Units except to the extent of his pecuniary interest therein. The principal business address of Mr. Icahn and the other filers of the Schedule 13D/A is 16690 Collins Avenue, PH-1, Sunny Isles Beach, FL 33160.
(c)	Includes 549,400,539 depositary units pledged as collateral to secure certain personal indebtedness. The number of depositary units pledged to secure these loans fluctuates in certain years and from time to time as a result of changes in the amount of outstanding principal amount of the loans, the market price of the depositary units, and other factors. The terms of the Loan Agreement (as defined in Item 1A, Risk Factors, in this Annual Report on Form 10-K) require that distributions paid upon, or proceeds from sales of, pledged depositary units be used to prepay the loans or be pledged as additional collateral. Pursuant to the terms of the Loan Agreement, a margin call may only be triggered in the event that the loan-to-value ratio set forth in the Loan Agreement is not maintained. For purposes of the loan-to-value ratio set forth in the Loan Agreement, the value of the pledged depositary units will be calculated based upon the Company’s indicative net asset value rather than the market price of the depositary units.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
2017 Incentive Plan	—	N/A	897,193

During the first quarter of 2017, the board of directors of the general partner of Icahn Enterprises unanimously approved and adopted the 2017 Incentive Plan, which was subsequently approved by holders of a majority of Icahn Enterprises’ depositary units and became effective during the first quarter of 2017. The 2017 Incentive Plan permits us to issue depositary units and grant options, restricted units or other unit-based awards to all of our, and our affiliates’, employees, consultants, members and partners, as well as the three non-employee directors of our general partner. One million of Icahn Enterprises’ depositary units were initially available under the 2017 Incentive Plan.

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

During 2025, we declared four quarterly distributions aggregating $2.00 per depositary unit. Depositary unitholders were given the option to make an election to receive the distributions in either cash or additional depositary units; if a holder did not make a timely election to receive cash, it was automatically deemed to have elected to receive the distributions in additional depositary units. As a result of the above declared distributions, during 2025 we distributed an aggregate of 104,405,738 of Icahn Enterprises’ depositary units to those depositary unitholders who elected to receive or were deemed to have elected to receive such distributions in additional depositary units, of which an aggregate of 98,612,369 depositary units were distributed to Mr. Icahn and his affiliates. As a result, Mr. Icahn and his affiliates owned approximately 86% of Icahn Enterprises’ outstanding depositary units as of December 31, 2025. Mr. Icahn and his affiliates may in the future elect to receive all or a portion of their distributions in cash or in additional depositary units. Pursuant to registration rights agreements, Mr. Icahn has certain registration rights with regard to the depositary units beneficially owned by him.

On February 23, 2026, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about April 15, 2026 to depositary unitholders of record at the close of business on March 9, 2026. Depositary unitholders will have until April 3, 2026 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units.

We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. Additionally, Mr. Icahn and his affiliated entities may also invest in securities in which Icahn Enterprises and its consolidated subsidiaries invest. Mr. Icahn and his affiliates (excluding Icahn Enterprises), make investments in the Investment Funds. As of December 31, 2025, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was $908 million, representing approximately 25% of the Investment Funds’ assets under management. Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $508 million from the Investment Funds in the year ended December 31, 2025.

Other Related Party Transactions

Icahn Capital LP, a wholly-owned subsidiary of ours, paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Mr. Icahn, including administrative and investment services.

Icahn Capital LP pays for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Icahn Capital LP shall be allocated pro-rata for such expenses in accordance with each investor’s capital accounts in the Investment Funds. Effective April 1, 2011, based on an expense-sharing arrangement, certain expenses borne by Icahn Capital LP are reimbursed by the Investment Funds, generally when such expenses are paid. During 2025, $15 million was allocated to the Investment Funds based on this expense-sharing arrangement.

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Carl C. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Carl C. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. Brett Icahn had net redemptions of $18 million in the year ended December 31, 2025. As of December 31, 2025, Brett Icahn had investments in the Investment Funds with a total fair market value of $4 million. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

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

Affiliate Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 86% of Icahn Enterprises’ outstanding depositary units as of December 31, 2025. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase (and, prior to their termination, by ACF Industries LLC (“ACF”), an affiliate of Mr. Icahn). All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase plans have been met as of December 31, 2025. If the plans were voluntarily terminated, the Viskase plan would be underfunded by approximately $19 million as of December 31, 2025. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

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

As described above, with respect to the ACF pension plans, on January 31, 2025, the Executive Committee of ACF approved a resolution to terminate its qualified pension plans, which were frozen and no longer accrued benefits. As of December 31, 2024, the fair value of this plan’s assets exceeded its benefit obligations. The termination of the plan was effective January 31, 2025 and liquidation of the plan is expected to be completed in 2026 or early 2027.

Director Independence

The board of directors of Icahn Enterprises GP has determined that we are a “controlled company” for the purposes of the Nasdaq’s listing rules and therefore are not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors. Nevertheless, we believe that Mses.  Dunlap, Barton and Palau-Hernandez are “independent” as defined in the currently applicable listing rules of Nasdaq. Mses. Dunlap, Barton and Palau-Hernandez serve as members of our audit committee, which consists entirely of these independent directors.

Item 14. Principal Accountant Fees and Services

We incurred $7,093,144 and $5,756,443 in audit fees and expenses from Grant Thornton LLP for 2025 and 2024, respectively. We include in the category of audit fees such services related to the audits of annual consolidated financial statements and internal controls, reviews of quarterly financial statements, reviews of reports filed with the SEC and other services, including services related to consents and registration statements filed with the SEC.

We incurred $200,616 and $187,590 in audit-related fees and expenses from Grant Thornton LLP for 2025 and 2024, respectively, relating primarily to services provided in connection with employee benefit plans and certain other agreed upon procedures for both 2024 and 2023.

We incurred no tax-related fees and expenses for 2025 and $2,978 in tax-related fees and expenses for 2024, from Grant Thornton LLP for property tax compliance services.

In accordance with the Charter of the audit committee of the Board of Directors of Icahn Enterprises GP, the general partner of Icahn Enterprises, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to Icahn Enterprises and its consolidated subsidiaries by their independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the ‘34 Act), all as required by applicable law or listing standards. All of the fees in 2025 and 2024 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements of Icahn Enterprises L.P., and subsidiaries, are included in Part II, Item 8 of this Report:

(a)(2) Financial Statement Schedules

Page Number
Schedule I - Condensed Financial Information of Parent	147

All other financial statement schedules have been omitted because the required financial information is not applicable, immaterial or the information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this Report is set forth in the Exhibit Index.

Item 16. Form 10-K Summary

None.

SCHEDULE I

ICAHN ENTERPRISES, L.P.

(Parent Company)

CONDENSED BALANCE SHEETS

	December 31,
	2025	2024

	(in millions, except unit amounts)
ASSETS
Investments in subsidiaries, net	$6,676	$7,232
Total Assets	$6,676	$7,232

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$70	$67
Debt	4,664	4,699
	4,734	4,766

Commitments and contingencies (Note 3)

Equity:
Limited partners: Depositary units: 637,209,452 units issued and outstanding at December 31, 2025 and 522,736,315 units issued and outstanding at December 31, 2024	2,728	3,241
General partner	(786)	(775)
Total equity	1,942	2,466
Total Liabilities and Equity	$6,676	$7,232

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.

(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Interest expense	$(340)	$(317)	$(286)
Gain (loss) on extinguishment of debt	4	8	13
Equity in gain (loss) of subsidiaries	37	(136)	(411)
Net loss	$(299)	$(445)	$(684)
Net loss allocated to:
Limited partners	$(293)	$(436)	$(670)
General partner	(6)	(9)	(14)
	$(299)	$(445)	$(684)

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Cash flows from operating activities:
Net loss	$(299)	$(445)	$(684)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (gain) loss of subsidiary	(37)	136	411
Gain on extinguishment of debt	(4)	(8)	(13)
Other, net	6	30	(3)
Net cash used in operating activities	(334)	(287)	(289)
Cash flows from investing activities:
Net investment in and advances from subsidiaries	571	320	629
Net cash provided by (used in) by investing activities	571	320	629
Cash flows from financing activities:
Partnership distributions	(288)	(391)	(307)
Partnership contributions	85	104	185
Proceeds from borrowings	495	1,266	699
Repayments of borrowings	(529)	(1,397)	(1,159)
Investment segment distributions	—	394	242
Debt issuance costs and other	—	(9)	—
Net cash provided by (used in) financing activities	(237)	(33)	(340)
Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	—	—	—
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	—	—	—
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$—	$—	$—

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES L.P.

(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Icahn Enterprises, L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., our sole general partner, which is owned and controlled by Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of December 31, 2025, Icahn Enterprises is engaged in the following continuing operating businesses: Investment, Energy, Automotive, Food Packaging, Real Estate, Home Fashion and Pharma.

For the years ended December 31, 2025, 2024 and 2023, Icahn Enterprises received $571 million, $320 million and $629 million, respectively, for net investment in and advances from subsidiaries.

The condensed financial statements of Icahn Enterprises should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Report.

2. Debt

See Note 13, “Debt,” to the consolidated financial statements located in Item 8 of this Report. Icahn Enterprises’ Parent company debt consists of the following:

	December 31,
	2025	2024

	(in millions)
6.250% senior notes due 2026	240	719
5.250% senior notes due 2027	1,383	1,384
4.375% senior notes due 2029	657	656
9.750% senior notes due 2029	699	698
10.000% senior notes due 2029	988	495
9.000% senior notes due 2030	697	747
Total debt	$4,664	$4,699

In August 2025, Icahn Enterprises, together with Icahn Enterprises Finance Corp. (collectively, the “Issuers”), issued an additional $500 million in aggregate principal amount of our existing 10.000% senior secured notes due 2029. The net proceeds from the issuance, together with cash on hand, were used to partially redeem $500 million of the outstanding 6.250% senior secured notes due 2026 on September 5, 2025. On January 27, 2026, the trustee sent a redemption notice on our behalf for the redemption in full of the remaining outstanding 6.250% senior secured notes due 2026. Upon the redemption of the 2026 Notes, none of the 2026 Notes will remain outstanding. The Issuers expect to use cash on hand to pay the redemption price for the 2026 Notes.

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

In April 2024, Icahn Enterprises sold $12 million in aggregate principal amount of our 6.250% senior notes due 2026 and $5 million in aggregate principal amount of our 5.250% senior notes due 2027, both previously repurchased and held in treasury, in the open market. In August and September of 2024, Icahn Enterprises repurchased in the open market approximately $52 million aggregate principal amount of our 6.250% senior notes due 2026, $73 million aggregate principal amount of our 5.250% senior notes due 2027 and $52 million aggregate principal amount of our 4.375% senior notes due 2029 for total cash paid of $168 million and a total aggregate principal amount of $177 million of our senior notes repurchased. The repurchased notes of $177 million aggregate principal were extinguished but were not retired and are held in treasury. In December 2024, we received $21 million as a part of the redemption of our 6.25% senior notes due 2026 held in treasury.

In November and December of 2023, Icahn Enterprises repurchased in the open market approximately $35 million aggregate principal amount of our 4.750% senior notes due 2024, which the Company then cancelled and reduced the outstanding principal, $12 million aggregate principal amount of our 6.25% senior notes due 2026, $5 million aggregate principal amount of our 5.25% senior notes due 2027, and $40 million aggregate principal amount of our 4.375% senior notes due 2029 for total cash paid of $84 million for a total aggregate principal amount of $92 million. The remaining repurchased notes of $57 million aggregate principal were extinguished but were not retired and are held in treasury.

In December 2023, the Issuers issued $700 million in aggregate principal amount of 9.750% senior notes due 2029. The net proceeds from such issuance, together with $376 million of cash and cash equivalents on hand, was used to satisfy and discharge the remaining outstanding 4.750% senior notes due 2024, along with any accrued interest associated with the notes and related fees and expenses.

Icahn Enterprises recorded a gain on extinguishment of debt of $3 million in 2025, a gain on extinguishment of debt of $8 million in 2024 and a gain on extinguishment of debt of $13 million in 2023 in connection with debt transactions.

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

3.3

Third Amended and Restated Agreement of Limited Partnership of Icahn Enterprises L.P., dated February 24, 2025 (incorporated by reference to Exhibit 3.3 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2024 (SEC File No. 1-9516), filed on February 26, 2025).

3.4

Second Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated as of February 24, 2025 (incorporated by reference to Exhibit 3.4 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2024 (SEC File No. 1-9516), filed on February 26, 2025).

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

4.10

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

4.11

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

4.12

Indenture, dated as of December 19, 2023, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust, National Association, as Trustee, relating to the 9.750% Senior Notes Due 2029 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 19, 2023).

4.13

Indenture, dated May 28, 2024, among Icahn Enterprises L.P., Icahn Enterprises Finance Corp., Icahn Enterprises Holdings L.P., as guarantor, and Wilmington Trust, National Association, as trustee relating to the 9.000% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516) filed on May 28, 2024).

4.14

Indenture, dated November 20, 2024, among Icahn Enterprises L.P., Icahn Enterprises Finance Corp., Icahn Enterprises Holdings L.P., as guarantor, and Wilmington Trust, National Association, as trustee relating to the 10.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516) filed on November 21, 2024).

4.15

First Supplemental Indenture, dated August 19, 2025, among Icahn Enterprises L.P., Icahn Enterprises Finance Corp., Icahn Enterprises Holdings L.P., as guarantor, and Wilmington Trust, National Association, as trustee and notes collateral agent relating to the 10.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to Icahn Enterprises’ Form 8-K (SEC File No.1-9516) filed on August 19, 2025).

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

10.8	Icahn Enterprises L.P. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Icahn Enterprises’ Form S-8 (SEC File No. 333-216934) filed on March 24, 2017). †
10.9	Employment Agreement with Andrew J. Teno, dated February 21, 2024 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 21, 2024). †
10.10

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

19.1	Insider Trading Policy. (incorporated by reference to Exhibit 19.1 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2024 (SEC File No. 1-9516), filed on February 26, 2025)
21.1	Subsidiaries of the Registrant.
22.1	Subsidiary guarantor.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

Date: February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Teno	President, Chief Executive Officer and Director	February 25, 2026
Andrew Teno

/s/ Ted Papapostolou	Chief Financial Officer and Director	February 25, 2026
Ted Papapostolou

/s/ Robert Flint	Chief Accounting Officer	February 25, 2026
Robert Flint

/s/ Denise Barton	Director	February 25, 2026
Denise Barton

/s/ Nancy Dunlap	Director	February 25, 2026
Nancy Dunlap

/s/ Margarita Paláu-Hernández	Director	February 25, 2026
Margarita Paláu-Hernández

Chairman of the Board
Carl C. Icahn