Form 10-Q
period 2026-03-31
ICAHN ENTERPRISES L.P.
filed 2026-05-06
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 6, 2026, there were 672,050,553 of Icahn Enterprises’ depositary units outstanding.

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

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest, including the impact of the use of leverage through options, short sales, swaps, forwards and other derivative instruments; risks related to our ability to comply with the covenants in our senior notes and the risk of foreclosure on the assets securing our notes; declines in the fair value of our investments, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended, or to be taxed as a corporation; risks related to short sellers and associated litigation and regulatory inquiries; risks related to our general partner and controlling unitholder; pledges of our units by our controlling unitholder; risks related to our energy business, including the volatility and availability of crude oil, other feed stocks and refined products, declines in global demand for crude oil, refined products and liquid transportation fuels, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; volatile commodity pricing and higher industry utilization and oversupply risks related to potential strategic transactions involving our Energy segment, and the impact of tariffs; risks related to our automotive activities and exposure to adverse conditions in the automotive industry; risks related to our food packaging activities, including competition from better capitalized competitors, inability of our suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; supply chain issues; inflation, including increased costs of raw materials and shipping; interest rate increases; labor shortages and workforce availability; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; risks related to our home fashion operations, including changes in the availability and price of raw materials, manufacturing disruptions, and changes in transportation costs and delivery times; the impacts from the Russia/Ukraine conflict and conflict in the Middle East, the U.S.-Israel and Iran war, and any related economic volatility, disruptions to global commodity markets, export controls and other economic sanctions; and political and regulatory uncertainty, including changing economic policy and the imposition of tariffs. These risks and uncertainties also include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2025. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements. Except as required by law, we undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, after the date of this Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2026	2025

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$1,299	$1,450
Cash held at consolidated affiliated partnerships and restricted cash	1,995	1,969
Investments	1,638	2,251
Due from brokers	945	1,656
Accounts receivable, net	481	393
Related party notes receivable, net	132	129
Inventories, net	927	845
Property, plant and equipment, net	3,634	3,670
Deferred tax asset	184	165
Derivative assets, net	17	7
Goodwill	290	290
Intangible assets, net	340	349
Assets held for sale	27	—
Other assets	1,024	1,041
Total Assets	$12,933	$14,215
LIABILITIES AND EQUITY
Accounts payable	$757	$690
Accrued expenses and other liabilities	1,678	1,192
Deferred tax liabilities	276	314
Derivative liabilities, net	735	595
Securities sold, not yet purchased, at fair value	748	1,382
Debt	6,392	6,616
Total liabilities	10,586	10,789

Commitments and Contingencies (Note 17)

Equity:
Limited partners: Depositary units: 637,209,452 units issued and outstanding at March 31, 2026 and December 31, 2025	1,948	2,728
General partner	(801)	(786)
Equity attributable to Icahn Enterprises	1,147	1,942
Equity attributable to non-controlling interests	1,200	1,484
Total equity	2,347	3,426
Total Liabilities and Equity	$12,933	$14,215

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025

	(in millions, except per unit amounts)
Revenues:
Net sales	$2,311	$2,002
Other revenues from operations	161	168
Net loss from investment activities	(302)	(394)
Interest and dividend income	47	83
Loss on disposition of assets, net	(2)	(3)
Other (loss) income, net	(9)	11
	2,206	1,867
Expenses:
Cost of goods sold	2,340	2,016
Other expenses from operations	141	151
Selling, general and administrative	209	201
Dividend expense	5	8
Impairment	—	10
Restructuring, net	—	7
Interest expense	123	128
	2,818	2,521
Loss before income tax expense	(612)	(654)
Income tax benefit	49	74
Net loss	(563)	(580)
Less: net loss attributable to non-controlling interests	(104)	(158)
Net loss attributable to Icahn Enterprises	$(459)	$(422)

Net loss attributable to Icahn Enterprises allocated to:
Limited partners	$(450)	$(414)
General partner	(9)	(8)
	$(459)	$(422)

Basic and Diluted loss per LP unit	$(0.71)	$(0.79)
Basic and Diluted weighted average LP units outstanding	637	523
Distributions declared per LP unit	$0.50	$0.50

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2026	2025

	(in millions)
Net loss	$(563)	$(580)
Other comprehensive (loss) gain, net of tax:
Translation adjustments	(3)	3
Other comprehensive (loss) income, net of tax	(3)	3
Comprehensive income (loss)	(566)	(577)
Less: Comprehensive income (loss) attributable to non-controlling interests	(104)	(158)
Comprehensive income (loss) attributable to Icahn Enterprises	$(462)	$(419)

Comprehensive income (loss) attributable to Icahn Enterprises allocated to:
Limited partners	$(453)	$(411)
General partner	(9)	(8)
	$(462)	$(419)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2025	$(786)	$2,728	$1,942	$1,484	$3,426
Net loss	(9)	(450)	(459)	(104)	(563)
Other comprehensive income	—	(3)	(3)	—	(3)
Partnership distributions payable	(6)	(319)	(325)	—	(325)
Investment segment distributions to non-controlling interests	—	—	—	(175)	(175)
Purchase of additional interests in consolidated subsidiaries	—	(10)	(10)	(6)	(16)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(2)	(2)
Changes in subsidiary equity and other	—	2	2	3	5
Balance, March 31, 2026	$(801)	$1,948	$1,147	$1,200	$2,347

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2024	$(775)	$3,241	$2,466	$2,155	$4,621
Net (loss) income	(8)	(414)	(422)	(158)	(580)
Other comprehensive income	—	3	3	—	3
Partnership distributions payable	(6)	(261)	(267)	—	(267)
Purchase of additional interests in consolidated subsidiaries	—	(18)	(18)	(17)	(35)
Investment segment distributions to non-controlling interests	—	—	—	—	—
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(12)	(12)
Changes in subsidiary equity and other	—	12	12	—	12
Balance, March 31, 2025	$(789)	$2,563	$1,774	$1,968	$3,742

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025

	(in millions)
Cash flows from operating activities:
Net loss	$(563)	$(580)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from securities transactions	105	237
Purchases of securities	(25)	(942)
Proceeds from sales of securities	744	993
Payments to cover securities sold, not yet purchased	(941)	(626)
Proceeds from securities sold, not yet purchased	60	94
Changes in receivables and payables relating to securities transactions	744	499
Changes in derivative assets and liabilities	193	156
(Gain) loss on disposition of assets, net	2	3
Depreciation and amortization	123	118
Impairment	—	10
Deferred taxes	(53)	(72)
Other, net	36	79
Changes in other operating assets and liabilities	(28)	(151)
Net cash provided by (used in) operating activities	397	(182)
Cash flows from investing activities:
Capital expenditures	(114)	(88)
Turnaround expenditures	—	(43)
Proceeds from sale of equity method investment	—	6
Return of equity method investment	—	4
Other, net	4	3
Net cash used in investing activities	(110)	(118)
Cash flows from financing activities:
Investment segment distributions to non-controlling interests	(175)	—
Purchase of additional interests in consolidated subsidiaries	(16)	(35)
Dividends and distributions to non-controlling interests in subsidiaries	(2)	(12)
Proceeds from reverse recapitalization	40	—
Repayments of Holding Company senior notes	(240)	—
Proceeds from subsidiary borrowings	1,007	—
Repayments of subsidiary borrowings	(983)	(13)
Other, net	(43)	(5)
Net cash used in financing activities	(412)	(65)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	—	1
Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents	(125)	(364)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	3,419	5,239
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$3,294	$4,875

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2026, representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 86% of our outstanding depositary units as of March 31, 2026.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $2.2 billion and $2.7 billion as of March 31, 2026 and December 31, 2025, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”), along with our interest in CVR Partners, LP, a publicly traded limited partnership (“CVR Partners”) and subsidiary of CVR Energy. CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing businesses as well as in the nitrogen fertilizer manufacturing and distribution businesses through its holdings in CVR Partners. CVR Energy is an independent petroleum refiner and is a marketer of high value transportation fuels primarily in the form of gasoline, diesel, jet fuel and distillates. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR Energy held 100% of the general partner interest and approximately 37% of the outstanding common units of CVR Partners as of March 31, 2026.

During the three months ended March 31, 2026, we increased our ownership of CVR Energy by acquiring 783,404 shares for a total purchase price of approximately $16 million. As of March 31, 2026, we owned approximately 71% of the total outstanding common stock of CVR Energy and 3% of the outstanding common units of CVR Partners.

In December 2025, our Energy segment converted the renewable diesel unit back to hydrocarbon processing service, in response to unfavorable market economics of renewable fuels and to improve feedstock optimization and alleviate certain logistical constraints within our refining operations. CVR Energy retains the flexibility to return the unit to renewable diesel service should market conditions and incentives become favorable. At present, the unit no longer processes renewable feedstocks, such as soybean oil, corn oil, and other similar feedstocks, into renewable diesel, and CVR Energy does not currently market renewable diesel.

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

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Holdings, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products.

In January 2026, Viskase completed an equity private placement whereby we acquired an additional 25,862,069 shares of Viskase common stock for $15 million. In March 2026, Viskase completed its previously announced merger with Enzon Pharmaceuticals, Inc., and the combined company operates as “Viskase Holdings, Inc.” We own approximately 94% of the outstanding common stock of the combined company.

Real Estate

We conduct our Real Estate segment through various wholly owned subsidiaries. Our Real Estate segment primarily consists of investment properties which includes land, retail, office and industrial properties leased to corporate tenants, the development and sale of single-family homes, and the operations of a resort and a country club.

Home Fashion

We conduct our Home Fashion segment through our wholly owned subsidiary, WestPoint Home LLC (“WPH”). WPH’s business consists of manufacturing, sourcing, marketing, distributing and selling hospitality and home fashion consumer products.

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

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature.

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

We established a captive insurance program to supplement the insurance coverage of the officers, directors, employees and agents of the Company, its subsidiaries and our general partner. We hold assets in a protected cell, which we are the primary beneficiary of, and therefore consolidate the protected cell. Our total assets related to the protected cell were $114 million and $113 million as of March 31, 2026 and December 31, 2025, respectively, and included in restricted cash in the condensed consolidated balance sheet.

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of March 31, 2026 was approximately $6.4 billion and $6.2 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2025 was approximately $6.6 billion and $6.3 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $782 million and $746 million as of March 31, 2026 and December 31, 2025, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of Icahn Enterprises.

Our restricted cash balance was approximately $1.2 billion as of March 31, 2026 and December 31, 2025. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions and cash held related to our captive insurance program.

Investments and Related Transactions

Other segments and Holding Company

TEB LLC (“TEB”). In August 2025, the Company sold certain properties to TEB. TEB was formed by a third-party developer for such developer to acquire, redevelop and operate the properties sold by the Company. In connection with the sale of the properties, the Company received cash, provided certain seller financing and also received a preferred equity interest and a profits interest in TEB. The Company did not provide any cash capital to TEB and the Company is not obligated to invest any capital contributions to support TEB or its operations in the future. The day-to-day operations of TEB’s business is the sole responsibility of the other member who serves as manager of TEB and the Company does not control those day-to-day operations. The Company has certain protective rights in connection with its preferred equity interest.

The Company has evaluated its investment in and involvement with TEB and determined that the entity meets the definition of a variable interest entity. The Company determined it is not the primary beneficiary, as certain decisions related to the entity’s operations require the consent of both the Company and the other member serving as the manager. As a result, the Company does not consolidate TEB and accounts for its preferred equity investment under the equity method. As of March 31, 2026 and December 31, 2025, the carrying amount of our equity method investment in TEB was $81 million and $74 million, respectively, and is included in investments in the condensed consolidated balance sheet. Our maximum exposure to loss in connection with our involvement in TEB is limited to the carrying value of our equity investment and related party loan receivable, which together total $213 million and $203 million as of March 31, 2026 and December 31, 2025, respectively.

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

Revenue From Contracts With Customers and Contract Balances

Due to the nature of our business, we derive revenue from various sources in various industries. With the exception of all of our Investment segment’s and our Holding Company’s revenues, and our Real Estate segment’s and Automotive segment’s leasing revenue, our revenue is generally derived from contracts with customers in accordance with U.S. GAAP. Such revenue from contracts with customers is included in net sales and other revenues from operations in the condensed consolidated statements of operations, however, our Real Estate and Automotive segments’ leasing revenue, as disclosed in Note 10, “Leases,” is also included in other revenues from operations. Related contract assets are included in accounts receivable, net or other assets and related contract liabilities are included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Our disaggregation of revenue information includes our net sales and other revenues from operations for each of our reporting segments as well as additional disaggregation of revenue information for our Energy and Automotive segments. See Note 13, “Segment Reporting,” for our complete disaggregation of revenue information. In addition, we disclose additional information with respect to revenue from contracts with customers and contract balances for our Energy and Automotive segments below.

Energy

Our Energy segment’s deferred revenue is a contract liability that relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and revenue is recognized at the point in time in which the customer obtains control of the product. As of March 31, 2026, our Energy segment had $2 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize $2 million of these performance obligations as revenue by the end of 2026 and less than $1 million in 2027.

In addition, deferred revenue includes agreements entered into with third-party investors that have allowed our Energy segment to monetize certain tax credits available under Section 45Q of the Internal Revenue Code (the “45Q Transaction”). Our Energy segment had deferred revenue of $43 million and $44 million as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, our Energy segment recognized revenue of $12 million and $23 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

Automotive

Our Automotive segment had deferred revenue with respect to extended warranty plans of $26 million and $28 million as of March 31, 2026 and December 31, 2025, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For each of the three months ended March 31, 2026 and 2025, our Automotive segment recorded deferred revenue of $5 million and $6 million, respectively, outstanding as of the beginning of each period.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU requires disclosure of specific information about costs and expenses within relevant expense captions on the face of the income statement, qualitative descriptions for expense captions not specifically disaggregated quantitatively, and the total amount and definition of selling expenses for interim and annual reporting periods. This standard, as clarified by ASU 2025-01, is effective for the Company’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028 and should be applied on a retrospective or prospective basis, with early adoption permitted. We continue to evaluate the impact of adopting this standard on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40) –Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40, including the elimination of accounting consideration of software project development stages and enhancement to the guidance around the ‘probable-to-complete’ threshold. This standard is effective for the Company’s annual and interim reporting periods beginning January 1, 2028, with early adoption permitted. We continue to evaluate the potential impacts of adopting this standard on our consolidated financial statements.

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

Investment Funds

As of March 31, 2026 and December 31, 2025, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $665 million and $908 million, respectively, representing approximately 23% and 25% of the Investment Funds’ assets under management as of each respective date. Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $175 million from his personal interests in the Investment Funds and the Holding Company redeemed $240 million during the three months ended March 31, 2026. In addition, during the three months ended March 31, 2026, the Holding Company redeemed $40 million in securities from the Investment Funds. There were no redemptions from the Investment Funds during the three months ended March 31, 2025.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the three months ended March 31, 2026 and 2025, $4 million and $3 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

TEB

In August 2025, the Company sold certain properties to TEB. TEB was formed by a third-party developer to acquire, redevelop and operate the properties sold by the Company. In connection with the sale of the properties, the Company provided certain seller financing and received cash, a preferred equity interest and a profits interest in TEB. The Company did not provide any cash capital to TEB and the Company is not obligated to invest any capital contributions to support TEB or its operations in the future. The day-to-day operations of TEB’s business is the sole responsibility of the other member who serves as manager of TEB and the Company does not control those day-to-day operations. The Company has certain protective rights in connection with its preferred equity interest. The Company does not consolidate TEB and accounts for its preferred equity investment under the equity method. Entities that are recognized under the equity method of accounting are deemed to be related parties.

In connection with the sale in August 2025, the Company entered into a loan agreement with TEB. As of March 31, 2026, the outstanding balance of the loan was $132 million, representing the seller-financed debt portion of the transaction. For the three months ended March 31, 2026, the Company recognized interest income of $4 million related to this loan and the interest income is included in interest and dividend income in the condensed consolidated statements of operations.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Mr. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Mr. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. Brett Icahn had no redemptions during the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, Brett Icahn had investments in the Investment Funds with a total fair market value of $3 million and $4 million, respectively. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

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

	March 31,	December 31,
	2026	2025

	(in millions)
Assets
Investments:
Equity securities:
Communications	$165	$371
Consumer, cyclical	169	180
Energy	81	71
Utilities	158	622
Healthcare	56	99
Financial	24	—
Materials	310	288
Industrial	567	515
	$1,530	$2,146
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Energy	$361	$798
Utilities	305	525
Industrial	82	59
	$748	$1,382

The portion of unrealized losses that related to securities still held by our Investment segment, primarily equity securities, were $65 million and $223 million for the three months ended March 31, 2026 and 2025, respectively.

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets.

The carrying value of investments held by our other segments and our Holding Company consist of the following:

	March 31,	December 31,
	2026	2025

	(in millions)
Equity method investments	$94	$91
Held to maturity debt investments measured at amortized cost	11	11
Other investments measured at fair value	3	3
	$108	$105

There were no unrealized gains and (losses) that related to equity securities still held by our other segments and Holding Company for each of the three months ended March 31, 2026 and 2025.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 4)	$1,530	$—	$3	$1,533	$2,108	$—	$41	$2,149
Derivative assets, net (Note 6)	—	17	—	17	—	7	—	7
	$1,530	$17	$3	$1,550	$2,108	$7	$41	$2,156
Liabilities
Securities sold, not yet purchased (Note 4)	$748	$—	$—	$748	$1,382	$—	$—	$1,382
Derivative liabilities, net (Note 6)	—	735	—	735	—	595	—	595
RFS obligations (Note 17)	—	204	—	204	—	72	—	72
	$748	$939	$—	$1,687	$1,382	$667	$—	$2,049

The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Balance at January 1	$41	$41
Transfer out of Level 3	(38)	—
Balance at March 31	$3	$41

During the three months ended March 31, 2026, our 39,277 shares of Enzon Series C Non-Convertible Redeemable Preferred Stock, par value $0.01 per share (“Enzon Series C Preferred Stock”), were converted in connection with the closing of the merger of Viskase and Enzon and transferred out of Level 3.

Refer to Note 1, “Description of Business,” for discussion of the Viskase–Enzon merger.

Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value

Real Estate

The related party loan receivable from TEB is collateral-dependent, as repayment is expected to be provided substantially through the planned sale of certain properties by TEB. As of March 31, 2026, management individually evaluated the related party loan for credit losses and determined that the expected credit losses on the loan receivable are not material due to significant collateral coverage and ongoing support of TEB by co-investors.

With respect to the preferred equity investment, subsequent accounting and disclosures should not reflect a fair value approach, as the fair value option was not elected and only utilized in determining the initial carrying value. As the transaction occurred in a prior period and is not subsequently measured at fair value nor reported in the statement of financial position at fair value (either in the current or prior periods), there is no requirement for nonrecurring fair value disclosures, and the disclosures are limited to those required under ASC 323.

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

The Investment Funds have entered into various types of swap contracts with other counterparties. These agreements provide that they are entitled to receive or are obligated to pay in cash an amount equal to the increase or decrease, in the value of the underlying shares, debt and other instruments that are the subject of the contracts, during the period from inception of the applicable agreement to its expiration. In addition, pursuant to the terms of such agreements, they are entitled to receive or obligated to pay other amounts, including interest, dividends and other distributions made in respect of the underlying shares, debt and other instruments during the specified time frame. They are also entitled to receive from or required to pay to the counterparty a floating interest rate equal to the product of the notional amount multiplied by an agreed-upon rate. They also receive interest on any cash collateral that they post to the counterparty and pay interest on any cash collateral posted by the counterparty at an agreed-upon rate.

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

The Investment Funds may utilize forward contracts in securities, or to seek to protect their assets denominated in foreign currencies and precious metals holdings from losses due to fluctuations in foreign exchange rates and spot rates. The Investment Funds’ exposure to credit risk associated with non-performance of such forward contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in other assets and accrued expenses and other liabilities in our condensed consolidated balance sheets, and to the independent amount posted on such forward contracts pursuant to the margin requirements of the relevant agreement, which is recognized in restricted cash in our consolidated balance sheets.

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. There were no Investment Funds’ derivative instruments with credit-risk-related contingent features in a liability position as of March 31, 2026 and December 31, 2025.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	March 31, 2026		December 31, 2025
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$1,332	$2,532	$1,499	$2,386
Commodity contracts	—	427	—	346

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

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025

	(in millions)
Equity contracts	$192	$153	$636	$739
Credit contracts	—	—	—	—
Commodity contracts	—	1	186	10
Sub-total	192	154	822	749
Netting across contract types(1)	(182)	(154)	(182)	(154)
Total(1)	$10	$—	$640	$595
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at March 31, 2026 and December 31, 2025 was $1.0 billion and $1.0 billion, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Three Months Ended March 31,
	2026	2025

Equity contracts	$44	$(152)
Credit contracts	—	1
Commodity contracts	(239)	(7)
	$(195)	$(158)
(1)	Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our condensed consolidated statements of operations for our Investment segment.

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

As of March 31, 2026 and December 31, 2025, CVR Energy had swap positions for crack spreads that offset to 12.2 million and 3.1 million barrels at each period, respectively. As of March 31, 2026 and December 31, 2025, CVR Energy had no barrels and 75 thousand barrels of futures contracts at each period, respectively. As of March 31, 2026 and December 31, 2025, CVR Energy had forward contracts of 52 thousand and 736 thousand barrels at each period, respectively. As of March 31, 2026, CVR Energy held offsetting forward crude and crack commodity buy and sell positions of approximately 1.9 million and 0.7 million barrels, respectively. As of March 31, 2026, CVR Energy had open fixed-price commitments to purchase a net 17 million RINs. As of December 31, 2025, CVR Energy had open fixed-price commitments to purchase a net of 11 million RINs.

The following table presents the fair value of our Energy segment’s derivatives and the effect of the collateral netting:

	Derivative Assets		Derivative Liabilities
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025

	(in millions)
Commodity contracts	$34	$10	$184	$3
Netting across contract types(1)	(27)	(3)	(89)	(3)
Total(1)	$7	$7	$95	$—

(1)	The netting of derivatives primarily related to initial margin requirements of $13 million and $5 million at March 31, 2026 and December 31, 2025, respectively, which was not offset against derivatives liabilities, net in the condensed consolidated balance sheets.

Certain derivative instruments within our Energy segment contain credit risk-related contingent provisions associated with our Energy segment’s credit ratings. If our Energy segment’s credit rating were to be downgraded below specified levels, counterparties could require our Energy segment to post additional collateral or to request immediate settlement of derivative instruments in a liability position. As of March 31, 2026, the aggregate fair value of derivative instruments in a gross liability position subject to these provisions was $178 million, for which our Energy segment has posted collateral of $74 million. Based on our Energy segment’s derivative positions and collateral posted as of March 31, 2026, our Energy segment would not have been required to post additional collateral or settle its derivative liabilities if the credit-risk related contingent provisions had been triggered at that date.

Net (losses) gains recognized on derivatives for our Energy segment were $(182) million and $15 million for the three months ended March 31, 2026 and 2025, respectively. Losses and gains recognized on derivatives for our Energy segment are included in cost of goods sold on the condensed consolidated statements of operations.

7.  Related Party Notes Receivable, Net

Related party notes receivable and its related allowance for expected credit losses consists of the following:

	March 31, 2026	December 31, 2025

	(in millions)
Related party notes receivable, gross	$132	$129
Less: Allowance for expected credit losses	—	—
Related party notes receivable, net	$132	$129

There were no write-offs associated with related party notes receivable for the three months ended March 31, 2026. See Note 5, “Fair Value Measurements” for additional information related to the fair value of the related party notes receivable.

8.  Inventories, Net

Inventories, net consists of the following:

	March 31,	December 31,
	2026	2025

	(in millions)
Raw materials	$329	$272
Work in process	106	95
Finished goods	492	478
	$927	$845

9.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	March 31, 2026			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$337	$(87)	$250	$337	$(87)	$250
Food Packaging	6	—	6	6	—	6
Home Fashion	24	(3)	21	24	(3)	21
Pharma	13	—	13	13	—	13
	$380	$(90)	$290	$380	$(90)	$290

Intangible assets, net consists of the following:

	March 31, 2026			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$392	$(275)	$117	$392	$(271)	$121
Developed technology	254	(148)	106	254	(146)	108
Other	159	(115)	44	162	(115)	47
	$805	$(538)	$267	$808	$(532)	$276

Indefinite-lived intangible assets			$73			$73
Intangible assets, net			$340			$349

Amortization expense associated with definite-lived intangible assets was $9 million and $14 million for the three months ended March 31, 2026 and 2025, respectively.

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

Right-of-use assets and lease liabilities are as follows:

	March 31,	December 31,
	2026	2025

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$457	$476
Lease liabilities (accrued expenses and other liabilities)	465	484

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	77	79
Lease liabilities (debt)	87	88

Additional information with respect to our operating leases as of March 31, 2026 and December 31, 2025 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of March 31, 2026	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$70	$65	5.0 years	8.2%
Automotive	344	362	5.0 years	5.9%
Food Packaging	19	21	7.6 years	7.5%
Other segments and Holding Company	24	17
	$457	$465

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2025	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$69	$64	5.1 years	8.1%
Automotive	363	380	5.0 years	5.9%
Food Packaging	20	22	7.6 years	7.5%
Other segments and Holding Company	24	18
	$476	$484

For the three months ended March 31, 2026 and 2025, lease cost was comprised of (i) operating lease cost of $46 million and $44 million, respectively, (ii) amortization of financing lease right-of-use assets of $3 million and $2 million, respectively, and (iii) interest expense on financing lease liabilities of less than $2 million and $1 million, respectively.

Our Automotive segment accounted for $34 million and $31 million of total lease cost for each of the three months ended March 31, 2026 and 2025, respectively.

Lessor Arrangements

Automotive

Our Automotive segment leases available and excess real estate in certain locations under long-term operating leases. Our Automotive segment’s revenues from operating leases were $5 million and $14 million for the three months ended March 31, 2026 and 2025, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations. Our Automotive segment’s expenses from operating leases including variable lease costs were $16 million and $24 million for the three months ended March 31, 2026 and 2025, respectively. Expenses from operating leases are included in other expenses from operations in the condensed consolidated statements of operations.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of March 31, 2026 and December 31, 2025, our Real Estate segment had assets leased to others included in property, plant and equipment of $497 million and $484 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenues from operating leases were $7 million and $3 million for the three months ended March 31, 2026 and 2025, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations. Our Real Estate segment’s expenses from operating leases including variable lease costs were $14 million and $7 million for the three months ended March 31, 2026 and 2025, respectively. Expenses from operating leases are included in other expenses from operations in the condensed consolidated statements of operations.

11.  Debt

Debt consists of the following:

	March 31,	December 31,
	2026	2025

	(in millions)
Holding Company:
6.250% senior notes due 2026	$—	$240
5.250% senior notes due 2027	1,383	1,383
4.375% senior notes due 2029	657	657
9.750% senior notes due 2029	699	699
10.000% senior notes due 2029	989	988
9.000% senior notes due 2030	697	697
	4,425	4,664
Reporting Segments:
Energy	1,784	1,765
Automotive	26	21
Food Packaging	131	142
Real Estate	1	1
Home Fashion	25	23
	1,967	1,952
Total Debt	$6,392	$6,616

Holding Company

Holding Company debt is net of unamortized discounts, premiums, debt issuance costs and notes held in treasury.

In February 2026, we redeemed all outstanding 6.250% senior unsecured notes due 2026, at par, using cash on hand.

Energy

In February 2026, CVR Energy completed the issuance of $1 billion aggregate principal amount of senior notes, consisting of $600 million of 7.50% senior notes due February 2031 and $400 million of 7.875% senior notes due February 2034. The proceeds from the issuance of these notes were used to (i) fund the redemption in full of CVR

Energy’s existing $600 million in aggregate principal amount of 8.50% senior unsecured notes due 2029 at a redemption price equal to 104.25% of the principal amount in February 2026, resulting in a $28 million loss on extinguishment of debt in the three months ended March 31, 2026, (ii) funded the partial redemption of $217 million of CVR Energy’s existing $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028 at par in February 2026, resulting in a less than $1 million loss on extinguishment of debt in the three months ended March 31, 2026, and (iii) repaid the aggregate principal balance of CVR Energy’s senior secured term loan facility, resulting in a $3 million loss on extinguishment of debt in the three months ended March 31, 2026.

In February 2026, CVR Energy and certain of its subsidiaries entered into Amendment No. 5 (the “CVR Energy ABL Amendment”) to the Amended and Restated ABL Credit Agreement (the “CVR Energy ABL”) with a group of lenders and Wells Fargo Bank, National Association, a national banking association, as administrative agent, collateral agent and a lender. The CVR Energy ABL Amendment amended the CVR Energy ABL, dated December 20, 2012, to, among other things, (i) increase the aggregate principal amount available under the CVR Energy ABL from $345 million to $550 million, which commitments may be further increased up to $700 million in accordance with the CVR Energy ABL Amendment, (ii) extend the maturity date by an additional three years from June 30, 2027 to February 12, 2031, and (iii) make certain amendments to the borrowing base calculation and negative covenants.

As of March 31, 2026, total availability under the CVR Energy ABL and CVR Partners’ ABL Credit Agreement (the “CVR Partners ABL”) aggregated to $589 million. The CVR Energy ABL had $11 million of letters of credit outstanding as of March 31, 2026. The CVR Energy ABL matures on February 12, 2031, and the CVR Partners ABL matures on September 26, 2028.

Covenants

We and all of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were $(30) million and less than $1 million for the three months ended March 31, 2026 and 2025, respectively.

12. Net Income (Loss) Per LP Unit

The components of the computation of basic and diluted income (loss) per LP unit of Icahn Enterprises are as follows:

	Three Months Ended March 31,
	2026	2025

	(in millions, except per unit amounts)
Net income (loss) attributable to Icahn Enterprises	$(459)	$(422)
Net income (loss) attributable to Icahn Enterprises allocated to limited partners (98.01% allocation)	$(450)	$(414)

Basic and diluted income (loss) per LP unit:	$(0.71)	$(0.79)
Basic and diluted weighted average LP units outstanding (1)	637	523
(1)	Excludes an immaterial amount of unvested RSU awards during the three months ended March 31, 2026 and 2025.

LP Unit Transactions

Unit Distributions

On February 23, 2026, we declared a quarterly distribution in the amount of $0.50 per depositary unit, in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. Because the depositary unitholders could elect to receive the distribution either in cash or additional depositary units, we recorded a unit distribution liability of $325 million as the unit distribution had not been made as of March 31, 2026. In addition, the unit distribution liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, is considered a potentially dilutive security and is considered in the calculation of diluted income per depositary unit as disclosed above. Any difference between the liability recorded and the amount representing the aggregate value of the number of depositary units distributed and cash paid would be charged to equity.

In April 2026, we distributed 34,841,101 depositary units to unitholders who did not elect to receive cash, of which 32,536,774 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $51 million, of which $25 million was distributed to Mr. Icahn and his affiliates in April 2026.

At-The-Market Offerings

From time to time Icahn Enterprises enters into open market sale agreements providing for the sale of depositary units under its ongoing “at-the-market” offering program. As of March 31, 2026, Icahn Enterprises may sell depositary units for up to an additional $363 million in aggregate gross proceeds pursuant to the open market sale agreement entered into on August 26, 2024 (the “2024 Open Market Sale Agreement”). No assurance can be made that any or all amounts will be sold during the term of the agreement, and we have no obligation to sell additional depositary units under the 2024 Open Market Sale Agreement. Depending on market conditions, we may continue to sell depositary units under the 2024 Open Market Sale Agreement, and, if appropriate, enter into a new open market sale agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing 2024 Open Market Sale Agreement. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. There can be no assurance that any future capital will be available on acceptable terms or at all under this program.

Repurchase Authorization

On May 9, 2023, the Board of Directors of the General Partner approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”), in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness. The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. On November 6, 2024, the Board re-approved the Repurchase Program, and, pursuant to the reapproved Program, we were reauthorized to repurchase up to $500 million worth of our outstanding fixed-rate senior notes. During the three months ended March 31, 2026, the Company did not repurchase any of the Company’s depositary units or fixed-rate senior notes under the Repurchase Program. Repurchased notes are extinguished but not retired when held in treasury. We remain authorized to repurchase up to $450 million of our senior notes and up to $500 million of our outstanding depositary units, in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness.

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

Condensed Statements of Operations

	Three Months Ended March 31, 2026
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,980	$187	$87	$3	$39	$15	$—	$2,311
Other revenues from operations	—	—	142	—	18	—	1	—	161
Net loss from investment activities	(300)	—	—	—	—	—	—	(2)	(302)
Interest and dividend income	31	5	—	—	4	—	—	7	47
Loss on disposition of assets, net	—	(1)	(1)	—	—	—	—	—	(2)
Other loss (income), net	—	(17)	—	1	7	—	—	—	(9)
	(269)	1,967	328	88	32	39	16	5	2,206
Expenses:
Cost of goods sold	—	2,095	123	78	3	32	9	—	2,340
Other expenses from operations	—	—	122	—	19	—	—	—	141
Dividend expense	5	—	—	—	—	—	—	—	5
Selling, general and administrative	4	47	109	13	5	10	14	7	209
Interest expense	1	31	1	3	—	1	—	86	123
	10	2,173	355	94	27	43	23	93	2,818
(Loss) income before income tax benefit	(279)	(206)	(27)	(6)	5	(4)	(7)	(88)	(612)
Income tax benefit (expense)	—	33	7	(1)	—	—	—	10	49
Net (loss) income	(279)	(173)	(20)	(7)	5	(4)	(7)	(78)	(563)
Less: net (loss) income attributable to non-controlling interests	(69)	(34)	—	(1)	—	—	—	—	(104)
Net (loss) income attributable to Icahn Enterprises	$(210)	$(139)	$(20)	$(6)	$5	$(4)	$(7)	$(78)	$(459)
Supplemental information:
Capital expenditures	$—	$47	$47	$9	$10	$1	$—	$—	$114
Depreciation and amortization	$—	$96	$12	$4	$8	$1	$2	$—	$123

	Three Months Ended March 31, 2025
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,646	$198	$94	$—	$41	$23	$—	$2,002
Other revenues from operations	—	—	151	—	17	—	—	—	168
Net loss from investment activities	(394)	—	—	—	—	—	—	—	(394)
Interest and dividend income	55	10	1	—	—	—	—	17	83
Gain on disposition of assets, net	—	(1)	(2)	—	—	—	—	—	(3)
Other income, net	7	2	—	2	—	(1)	1	—	11
	(332)	1,657	348	96	17	40	24	17	1,867
Expenses:
Cost of goods sold	—	1,748	144	80	—	31	13	—	2,016
Other expenses from operations	—	—	135	—	16	—	—	—	151
Dividend expense	8	—	—	—	—	—	—	—	8
Selling, general and administrative	4	44	105	12	5	11	13	7	201
Impairment	—	—	—	10	—	—	—	—	10
Restructuring, net	—	—	—	7	—	—	—	—	7
Interest expense	6	35	1	3	—	—	—	83	128
	18	1,827	385	112	21	42	26	90	2,521
(Loss) income before income tax (expense) benefit	(350)	(170)	(37)	(16)	(4)	(2)	(2)	(73)	(654)
Income tax (expense) benefit	—	53	10	2	—	—	—	9	74
Net (loss) income	(350)	(117)	(27)	(14)	(4)	(2)	(2)	(64)	(580)
Less: net (loss) income attributable to non-controlling interests	(126)	(31)	—	(1)	—	—	—	—	(158)
Net (loss) income attributable to Icahn Enterprises	$(224)	$(86)	$(27)	$(13)	$(4)	$(2)	$(2)	$(64)	$(422)
Supplemental information:
Capital expenditures	$—	$51	$24	$7	$4	$2	$—	$—	$88
Depreciation and amortization	$—	$84	$17	$5	$4	$1	$7	$—	$118

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

	Three Months Ended March 31,
	2026	2025

Petroleum products	1,800	$1,475
Nitrogen fertilizer products	180	143
Other	—	28
	$1,980	$1,646

Automotive

	Three Months Ended March 31,
	2026	2025

Automotive Services	$324	$333
Aftermarket Parts	—	2
Total revenue from customers	324	335
Lease revenue outside the scope of ASC 606	5	14
Total Automotive net sales and other revenues from operations	$329	$349

Condensed Balance Sheets

	March 31, 2026
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$16	$512	$51	$29	$35	$5	$27	$624	$1,299
Cash held at consolidated affiliated partnerships and restricted cash	1,818	—	8	—	—	2	—	167	1,995
Investments	1,530	13	—	—	95	—	—	—	1,638
Accounts receivable, net	—	329	24	63	11	27	27	—	481
Related party note receivable	—	—	—	—	132	—	—	—	132
Inventories, net	—	553	163	99	—	90	22	—	927
Property, plant and equipment, net	—	2,309	363	143	761	55	—	3	3,634
Goodwill and intangible assets, net	—	134	314	21	—	21	140	—	630
Other assets	948	418	375	78	110	15	6	247	2,197
Total assets	$4,312	$4,268	$1,298	$433	$1,144	$215	$222	$1,041	$12,933
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$675	$1,374	$721	$107	$29	$39	$61	$440	$3,446
Securities sold, not yet purchased, at fair value	748	—	—	—	—	—	—	—	748
Debt	—	1,784	26	131	1	25	—	4,425	6,392
Total liabilities	1,423	3,158	747	238	30	64	61	4,865	10,586

Equity attributable to Icahn Enterprises	2,221	589	551	184	1,114	151	161	(3,824)	1,147
Equity attributable to non-controlling interests	668	521	—	11	—	—	—	—	1,200
Total equity	2,889	1,110	551	195	1,114	151	161	(3,824)	2,347
Total liabilities and equity	$4,312	$4,268	$1,298	$433	$1,144	$215	$222	$1,041	$12,933

	December 31, 2025
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$16	$511	$14	$9	$31	$4	$26	$839	$1,450
Cash held at consolidated affiliated partnerships and restricted cash	1,788	—	8	—	—	3	—	170	1,969
Investments	2,146	17	—	—	88	—	—	—	2,251
Accounts receivable, net	—	235	25	60	10	27	36	—	393
Related party notes receivable, net	—	—	—	—	129	—	—	—	129
Inventories, net	—	472	165	97	—	87	24	—	845
Property, plant and equipment, net	—	2,333	351	141	787	55	—	3	3,670
Goodwill and intangible assets, net	—	139	316	21	—	21	142	—	639
Other assets	1,661	422	369	79	79	15	8	236	2,869
Total assets	$5,611	$4,129	$1,248	$407	$1,124	$212	$236	$1,248	$14,215
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$606	$1,079	$772	$117	$32	$34	$67	$84	$2,791
Securities sold, not yet purchased, at fair value	1,382	—	—	—	—	—	—	—	1,382
Debt	—	1,765	21	142	1	23	—	4,664	6,616
Total liabilities	1,988	2,844	793	259	33	57	67	4,748	10,789

Equity attributable to Icahn Enterprises	2,711	722	455	139	1,091	155	169	(3,500)	1,942
Equity attributable to non-controlling interests	912	563	—	9	—	—	—	—	1,484
Total equity	3,623	1,285	455	148	1,091	155	169	(3,500)	3,426
Total liabilities and equity	$5,611	$4,129	$1,248	$407	$1,124	$212	$236	$1,248	$14,215

14.  Income Taxes

For the three months ended March 31, 2026, we recorded an income tax benefit of $49 million on pre-tax loss of $612 million compared to an income tax benefit of $74 million on pre-tax loss of $654 million for the three months ended March 31, 2025. Our effective income tax rate was 7.97% and 11.2% for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership loss for which there was no tax benefit as such loss is allocated to the partners, changes in pre-tax earnings attributable to noncontrolling interests and changes in valuation allowances. For the three months ended March 31, 2025, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership loss for which there was no tax benefit as such loss is allocated to the partners.

15.  Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits, Net
	of Tax	of Tax	Total

	(in millions)
Balance, December 31, 2025	$(31)	$(18)	$(49)
Other comprehensive loss before reclassifications, net of tax	(3)	—	(3)
Other comprehensive loss, net of tax	(3)	—	(3)
Balance, March 31, 2026	$(34)	$(18)	$(52)

16.  Other Income, Net

Other income, net consists of the following:

	Three Months Ended March 31,
	2026	2025

Equity earnings from non-consolidated affiliates	$8	$1
Foreign currency transaction (loss) gain	2	2
Loss on extinguishment of debt, net	(32)	—
Other	13	8
	$(9)	$11

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

Energy

Call Option Coverage Cases – The appeal filed by CVR Energy and certain of its affiliates (the “Call Defendants”) of the summary judgment granted in Texas state court (the “Texas Suit”) in favor of certain of CVR Energy’s primary and excess insurers (the “Insurers”) relating to the August 2022 settlement (the “Settlement”) of the consolidated lawsuits filed by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders relating to CVR Energy’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership, has been fully briefed but remains pending before an appellate court in Texas. In April 2026, the Call Defendants requested a status conference in the action filed by the Call Defendants in Delaware against the Insurers seeking recovery of all amounts paid in connection with the Settlement (the “Delaware Suit”), which Delaware Suit had been effectively stayed by the Delaware court pending the outcome of the Texas Suit appeal. While both cases remain pending, CVR Energy does not expect the outcome of these lawsuits to have a material adverse impact on the CVR Energy’s financial position, results of operations, or cash flows.

RFS Disputes - The petitions for review filed by CVR Energy’s obligated-party subsidiary, Wynnewood Refining Company, LLC (“WRC”) along with multiple other parties, challenging the August 2025 decisions of the U.S. Environmental Protection Agency (“EPA”) on several pending small refinery exemption (“SRE”) petitions including the August 2025 SRE Decisions, remain pending and are at an early stage. Petitions for review of the EPA’s December 2025 decisions addressing previously pending SRE petitions filed by other small refiners (together with the August 2025 SRE Decisions, the “2025 SRE Decisions”) are also pending and in preliminary stages.

Certain small refineries, including WRC, have been granted leave to intervene in related proceedings brought by certain biofuels groups challenging the EPA’s issuance of SREs in the August 2025 SRE Decisions. Separately, the EPA has not yet issued a determination on WRC’s SRE petition filed in July 2025, notwithstanding the EPA’s legal obligation to act within ninety days. WRC is evaluating potential courses of action in the event the EPA fails to act or issues an adverse determination with respect to WRC’s 2025 SRE petition.

Given the early stage of these matters, the Company is currently unable to estimate the potential impact on WRC’s past, current, and future obligations under the Renewable Fuel Standard (“RFS”) or on the Company’s financial position, results of operations, or cash flows; however, such impact could be material.

The costs to comply with the RFS obligations through the purchase of RINs, to the extent not otherwise reduced through the blending of ethanol, biodiesel, or renewable diesel, are included in cost of goods sold in the consolidated statements of operations. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Energy’s obligated-party subsidiaries may be entitled), the remaining obligation is valued using period-end RIN market prices for the applicable or nearest vintage year. As of March 31, 2026 and December 31, 2025, CVR Energy’s obligated-party subsidiaries’ RFS liability was $204 million and $72 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

Energy

Guaranty Dispute – All deadlines in the 2024 action filed by one of CVR Energy’s subsidiaries in the Superior Court of the State of Delaware, which disputes the validity of an alleged 1993 guaranty (the “Guaranty Dispute”) asserted by Exxon Mobil Corporation (“XOM”), have been temporarily stayed until June 2026. The asserted guaranty purports to obligate the subsidiary to defend and indemnify XOM against multiple lawsuits filed against XOM between 2018 and 2025 by property owners in Louisiana alleging property contamination from oil wells. The stay is in place while the parties continue to engage in mediation . The subsidiary continues to dispute the validity of the alleged XOM guaranty. However, if these matters are ultimately resolved adversely to the Company, they could have a material, adverse effect on CVR Energy’s financial position, results of operations, or cash flows.

CRNF Ammonia Release – CVR Energy, CVR Partners and certain affiliates have been named in multiple lawsuits arising from an October 2025 ammonia release at the nitrogen fertilizer facility in Coffeyville, Kansas. Following the incident, multiple contractors were evaluated and treated for potential injuries. The litigation includes personal injury and related damages claims filed in Texas state court, as well as a declaratory judgment action filed in Kansas state court by an insurance carrier seeking a determination that it has no duty to defend or indemnify the Company in connection with certain of the underlying claims. As these matters are in the preliminary stages, CVR Energy cannot yet determine whether they will have a material adverse effect on its financial position, results of operations, or cash flows.

Kansas Environmental Claims – Discovery has commenced in the lawsuit filed in the United States District Court for the District of Kansas against CVR Energy, CVR Partners and certain of their affiliates (collectively, the "Kansas Defendants") by three residents of Coffeyville and a purported class of similarly situated persons seeking compensatory and punitive damages and a court-supervised medical monitoring program, arising from alleged emissions from operations at the Coffeyville Refinery and the Coffeyville Fertilizer Facility. While this matter is in its earliest stages, if ultimately concluded in a manner adverse to the Kansas Defendants, it could have a material effect on CVR Energy’s financial position, results of operations, or cash flows.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 86% of Icahn Enterprises’ outstanding depositary units as of March 31, 2026. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which include the liabilities of a pension plan sponsored by Viskase. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase plan have been met as of March 31, 2026. If the plan was voluntarily terminated, it would be underfunded by approximately $19 million as of March 31, 2026. These results are based on the most recent information provided by the plans’ actuary. This liability could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase pension plan. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entity to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plan.

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

18.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Cash payments for interest	$(3)	$(100)
Cash payments for income taxes, net of payments	(1)	(2)
Partnership distributions payable	(325)	(267)

19. Subsequent Events

Icahn Enterprises

LP Unit Distribution

On May 4, 2026, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about June 25, 2026 to depositary unitholders of record at the close of business on May 18, 2026. Depositary unitholders will have until June 12, 2026 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending June 22, 2026. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2026 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 25, 2026.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of March 31, 2026 representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 86% of Icahn Enterprises’ outstanding depositary units as of March 31, 2026.

Recent Developments

Energy

In February 2026, CVR Energy, Inc. (“CVR Energy”) completed the issuance of $1 billion aggregate principal amount of senior notes, consisting of $600 million of 7.50% senior notes due February 2031 and $400 million of 7.875% senior notes due February 2034. The proceeds from the issuance of these notes were used to (i) fund the redemption in full of CVR Energy’s existing $600 million in aggregate principal amount of 8.50% senior unsecured notes due 2029 at a redemption price equal to 104.250% of the principal amount in February 2026, resulting in a $28 million loss on extinguishment of debt in the three months ended March 31, 2026, (ii) funded the partial redemption of $217 million of CVR Energy’s existing $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028 at par in February 2026, resulting in a less than $1 million loss on extinguishment of debt in the three months ended March 31, 2026, and (iii) repaid the aggregate principal balance of CVR Energy’s senior secured term loan facility (the “Term Loan”), resulting in a $3 million loss on extinguishment of debt in the three months ended March 31, 2026.

Viskase Private Placement

In January 2026, Viskase completed equity private placements whereby we acquired an additional 25,862,069 shares of Viskase common stock for a purchase price of $15 million.

Viskase Merger

On June 20, 2025, Viskase, our majority-owned subsidiary, entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Enzon Pharmaceuticals, Inc. (“Enzon”), of which we owned approximately 49% of its outstanding shares of common stock, par value $0.01 per share (the “Enzon Common Stock”) and approximately 98% of its outstanding Series C Non-Convertible Redeemable Preferred Stock, $0.01 par value per share

(“Enzon Preferred Stock”).  Pursuant to the terms of the Merger Agreement, (i) a wholly-owned subsidiary of Enzon agreed to merge with and into Viskase, with Viskase surviving the merger as a wholly-owned subsidiary of Enzon (the “Merger”) and (ii) upon consummation of the Merger, each share of Viskase’s common stock, par value $0.01 per share (the “Viskase Common Stock”) issued and outstanding immediately prior to the consummation of the Merger (other than certain specified shares) is automatically converted into the right to receive a number of shares of Enzon Common Stock equal to the exchange ratio set forth in the Merger Agreement.  In connection with execution of the Merger Agreement, we entered into a support agreement with Enzon and Viskase, pursuant to which we agreed to, among other things, convert our Enzon Preferred Stock into Enzon Common Stock  for a number of shares of Enzon Common Stock equal to the aggregate liquidation preference of such shares of Enzon Preferred Stock, divided by the volume-weighted average price of Enzon Common Stock on the “OTCQB” tier of the OTC for the 20 trading days preceding October 24, 2025. The Merger was consummated on March 26, 2026.  As a result of the Merger, the combined company now operates under the name “Viskase Holdings, Inc.” and we own approximately 94% of the outstanding common stock of the combined company.

Potential Strategic Transactions

As previously disclosed, we are considering, with CVR Energy, potential strategic transactions available to CVR Energy and its subsidiaries, which may include the acquisition of additional entities, assets or businesses, including the acquisition of material amounts of refining assets through negotiated mergers and/or stock or asset purchase agreements by CVR Energy or its subsidiaries, and/or strategic options involving CVR Partners, LP, a controlled subsidiary of CVR Energy (“CVR Partners”). There is no assurance that any of the aforementioned or previously disclosed or other transactions will develop or materialize, or if they do, as to their timing. As of March 31, 2026 we own approximately 71% of the total outstanding common stock of CVR Energy and approximately 3% of the total outstanding common units of CVR Partners. As of March 31, 2026, CVR Energy, through its subsidiaries, held approximately 37% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests.

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

Potential supply chain disruptions, geopolitical and economic instability, volatility in energy prices, the impacts of increasing electric vehicles and liquid natural gas and other improvements in fuel efficiencies and changes in regulatory policies could adversely affect operations, in particular in our Energy segment. Our ability to generate sufficient cash from our operating activities in the current commodity price environment, sell non-core assets, access capital markets, incur additional debt or take any other action to improve our liquidity is subject to the risks discussed in this Quarterly Report on Form 10-Q and elsewhere in our periodic reports and the other risks and uncertainties that exist in our industry, and depends on our future operational performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control. Furthermore, shifts in demand and tightening credit market conditions could impact our financial stability. Increased tariffs, both by the U.S. and globally, ongoing and future trade conflicts and changes in U.S. economic trade policy, and economic uncertainty has led to increased volatility. The impact of tariffs and associated impacts on global trade have not significantly affected our operating businesses as of March 31, 2026.

The comparability of our summarized consolidated financial results presented below is affected primarily by the performance of the Investment Funds and the results of operations of our Energy segment, impacted by the demand and pricing for its products. Refer to our respective segment discussions and “Other Consolidated Results of Operations,” below for further discussion.

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025

	(in millions)
Investment	$(269)	$(332)	$(279)	$(350)	$(210)	$(224)
Holding Company	5	17	(78)	(64)	(78)	(64)

Other Operating Segments:
Energy	1,967	1,657	(173)	(117)	(139)	(86)
Automotive	328	348	(20)	(27)	(20)	(27)
Food Packaging	88	96	(7)	(14)	(6)	(13)
Real Estate	32	17	5	(4)	5	(4)
Home Fashion	39	40	(4)	(2)	(4)	(2)
Pharma	16	24	(7)	(2)	(7)	(2)
Other operating segments	2,470	2,182	(206)	(166)	(171)	(134)
Consolidated	$2,206	$1,867	$(563)	$(580)	$(459)	$(422)

Investment

We invest our proprietary capital through various private investment funds (“Investment Funds”). As of March 31, 2026 and December 31, 2025, we had investments with a fair market value of approximately $2.2 billion and $2.7 billion, respectively in the Investment Funds. As of March 31, 2026 and December 31, 2025, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $665 million and $908 million, respectively. As of March 31, 2026, Mr. Icahn and his affiliates have pledged approximately $371 million of interests in the Investment Funds.

Our Investment segment’s results of operations are reflected in net income in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of March 31, 2026.

For the three months ended March 31, 2026 and 2025, our Investment Funds’ returns were (8.2)% and (8.4)%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses. The Other category is primarily comprised of interest income earned on cash balances, collateral posted to counterparties and short rebates.

The following tables set forth the performance attribution and net income (loss) for the Investment Funds’ returns for the three months ended March 31, 2026 and 2025, respectively, and includes performance of all investment and derivative position types including the impact of the use of leverage through options, short sales, swaps, forwards and other derivative instruments.

	Three Months Ended March 31,
	2026	2025
Long positions	4.1%	(9.5)%
Short positions	(12.9)%	0.2%
Other	0.6%	0.9%
	(8.2)%	(8.4)%

	Three Months Ended March 31,
	2026	2025

Long positions	$152	$(398)
Short positions	(452)	9
Other	21	39
	$(279)	$(350)

Three Months Ended March 31, 2026 and 2025

For the three months ended March 31, 2026, the Investment Funds’ performance was primarily driven by net losses in short positions, offset in part by net gains in long positions. The performance of our Investment segment’s short positions was primarily driven by net losses in the energy sector of $425 million related to losses on refining hedges, which represent certain equity and commodity derivative positions intended to serve as economic hedges against the value of CVR Energy. The performance of our Investment segment’s long positions was primarily driven by net gains from the utilities sector of $118 million.

For the three months ended March 31, 2025, the Investment Funds’ performance was primarily driven by net losses in long positions, offset in part by net gains in short positions. The performance of our Investment segment’s long positions was primarily driven by net losses from the healthcare, consumer, cyclical and industrials sectors of $529 million, offset in part by net gains from the utilities sector of $119 million. The performance of our Investment segment’s short positions was primarily driven by gains from broad market hedges of $85 million, offset in part by net losses in the utilities and energy sectors of $78 million.

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 91% and 90% of our Energy segment’s net sales for the three months ended March 31, 2026 and 2025, respectively.

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

In addition to geopolitical conditions, including continued conflicts and tensions in the Middle East, the impact of the Russia/Ukraine conflict and recent developments in Venezuela, including continued political and economic uncertainty and sanctions-related constraints, long-term factors such as increased tariffs, ongoing and future trade conflicts and changes in U.S. economic trade policy may also impact the demand for and inventory of refined products. The recent escalation of conflicts in the Middle East, including the U.S.-Israel and Iran war, has contributed to increased volatility in global energy, oil and fertilizer markets by disrupting supply chains, key trade routes, and commodity pricing, which may impact the Energy segment’s results of operations. Additional factors that may impact the demand for and inventory of refined products include mandated renewable fuels standards, proposed and enacted climate change laws and regulations, and increased mileage and emissions standards for vehicles. The petroleum business is also subject to the EPA’s Renewable Fuel Standard (“RFS”), which, each year, absent exemptions or waivers, requires the operating companies in our Energy segment to blend “renewable fuels” with their transportation fuels or, to the extent available, purchase renewable identification numbers (“RINs”) in lieu of blending, or face liability. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include but are not limited to the availability of RINs for purchase, the actions of RINs market participants including non-obligated parties, transportation fuel and renewable diesel production levels and pricing, the availability of alternative or supportive credits for renewable fuel producers, the mix of the petroleum business’ petroleum products, the refining margin of the petroleum business and other factors, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which the petroleum business’ obligated-party subsidiaries may be entitled. The costs to comply with the RFS are also impacted by, and dependent upon the outcome of, the numerous lawsuits filed by multiple refiners including the petroleum business’ obligated-party subsidiaries, biofuels groups and others. Refer to Note 17, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of RINs.

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

The following table presents our Energy segment’s net sales, cost of goods sold and gross profit:

	Three Months Ended March 31,
	2026	2025

Net sales	$1,980	$1,646
Cost of goods sold	2,095	1,748
Gross loss	$(115)	$(102)
Gross margin	(6)%	(6)%

Three Months Ended March 31, 2026 and 2025

Net sales for our Energy segment increased by $334 million (20%) for the three months ended March 31, 2026 as compared to the comparable prior year period due to an increase in our petroleum business’ net sales of $325 million and an increase in our nitrogen fertilizer business’ net sales of $37 million over the comparable period. The increase in the petroleum business’ net sales was driven by higher throughput volumes in the current period as a result of the planned major maintenance turnaround at CVR Energy’s Coffeyville refinery (the “2025 Coffeyville Refinery Turnaround”) in the prior period combined with higher distillate prices, offset in part by lower revenue from sales of crude oil in 2026 due to inventory management activities during the 2025 Coffeyville Refinery Turnaround and lower gasoline prices. Our nitrogen fertilizer business’ net sales increased primarily due to favorable urea ammonium nitrate (“UAN”) and ammonia sales prices and favorable ammonia sales volumes, offset in part by decreased UAN sales volumes.

Cost of goods sold for our Energy segment increased by $347 million (20%) for the three months ended March 31, 2026 as compared to the comparable prior year period. The increase was primarily from our petroleum business, mainly due to higher throughput volumes as a result of the 2025 Coffeyville Refinery Turnaround in the prior period and unfavorable derivatives impact of $195 million, resulting primarily from losses on open crack swap positions in the current period, offset in part by favorable inventory valuation impacts of $120 million, primarily related to an increase in crude oil prices in the current period compared to a decrease in price in the previous period. Gross loss for our Energy segment increased by $13 million for the three months ended March 31, 2026 as compared to the comparable prior year period. Gross margin was (6)% for each of the three months ended March 31, 2026 and 2025.

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

	Three Months Ended March 31,
	2026	2025

Net sales and other revenues from operations	$324	$335
Cost of goods sold and other expenses from operations	229	256
Gross profit	$95	$79
Gross margin	29%	24%

Three Months Ended March 31, 2026 and 2025

Net sales and other revenues from operations for our Automotive segment for the three months ended March 31, 2026 decreased by $11 million (3%) as compared to the comparable prior year period. The decrease was primarily due to the strategic closure of underperforming locations of $16 million in the current period, offset in part by price increases of $5 million.

Cost of goods sold and other expenses from operations for the three months ended March 31, 2026 decreased by $27 million (11%) as compared to the comparable prior year period. The decrease was mostly attributable to reduced costs from closed stores of $15 million. Gross profit for the three months ended March 31, 2026 increased by $16 million (20%) from the comparable prior year period. Gross margin was 29% and 24% for the three months ended March 31, 2026 and 2025, respectively.

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

Three Months Ended March 31, 2026 and 2025

Net sales for the three months ended March 31, 2026 decreased $7 million (7%) as compared to the comparable prior year period. The decrease was primarily due to lower volumes of $13 million, offset in part by favorable effects of foreign exchange of $4 million and an increase in price and product mix of $1 million. Cost of goods sold for the three months ended March 31, 2026 decreased $2 million as compared to the comparable prior year period primarily due to lower volume. Gross margin as a percentage of net sales was 10% and 15% for the three months ended March 31, 2026 and 2025, respectively.

Real Estate

Our Real Estate segment consists of investment properties which includes land, retail, office and industrial properties leased to commercial tenants, the development and sale of single-family homes, and the operations of a resort and a country club. Sales of single-family homes and investment properties are included in net sales in our consolidated statements of operations. Results from operations at investment properties and our country club are included in other revenues from operations in our consolidated statements of operations. Net sales and other revenues from operations for the three months ended March 31, 2026 was primarily derived from the sale of single-family homes, resort and country club operations. Net sales and other revenues from operations for the three months ended March 31, 2025 was primarily derived from resort and country club operations.

In the fourth quarter of 2025, our Automotive segment completed the transfer of a group of owned real estate properties to our Real Estate segment. Following the transfer, the Real Estate segment assumed control of the properties and will manage and lease them as part of its ongoing operations. The Real Estate segment will lease properties to the Automotive segment, which will not impact consolidated cash flows or other revenues from operations but will result in increased cash inflows to the Real Estate segment. The Real Estate segment also assumed the existing leases with third party tenants from the transferred properties.

Three Months Ended March 31, 2026 and 2025

Net sales for the three months ended March 31, 2026 increased $3 million (100%) as compared to the comparable prior year period due to an increase in single-family home sales. Cost of goods sold for the three months ended March 31, 2026 increased $3 million (100%) as compared to the prior year period due to an increase in single-family home sales. Gross margin as a percentage of net sales was 0% for both the three months ended March 31, 2026 and 2025.

Other revenues from operations for the three months ended March 31, 2026 increased $1 million (6%) as compared to the comparable prior year period due to higher rental revenues. Other expenses from operations for the three months ended March 31, 2026 increased by $3 million (19%) as compared to the comparable prior year period.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended March 31, 2026 and 2025

Net sales for the three months ended March 31, 2026 decreased by $2 million (5%) as compared to the comparable prior year period mostly due to lower demand from our retail business. Cost of goods sold for the three months ended March 31, 2026 increased $1 million (3%). Cost of goods sold was negatively impacted from the Iran war which resulted in lower production and higher unabsorbed costs. Gross margin as a percentage of net sales was 18% and 24% for the three months ended March 31, 2026 and 2025, respectively.

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

Three Months Ended March 31, 2026 and 2025

Net sales for the three months ended March 31, 2026 decreased $8 million (35%) as compared to the comparable prior year period primarily due to increased generic competition in the anti-obesity market resulting in decreased sales. Cost of goods sold for the three months ended March 31, 2026 decreased $4 million as compared to the comparable prior year period primarily due to decreased sales. Gross margin as a percentage of net sales was 40% and 43% for the three months ended March 31, 2026 and 2025, respectively.

Holding Company

Our Holding Company’s results of operations primarily reflect the interest expense on its senior notes for each of the three months ended March 31, 2026 and 2025.

Other Consolidated Results of Operations

Selling, General and Administrative

Three Months Ended March 31, 2026 and 2025

Our consolidated selling, general and administrative costs during the three months ended March 31, 2026 increased by $8 million (4%) as compared to the comparable prior year period. The increase was primarily due to higher costs in the Automotive segment of $4 million mostly related to increased payroll expenses.

Interest Expense

Three Months Ended March 31, 2026 and 2025

Our consolidated interest expense during the three months ended March 31, 2026 decreased by $5 million (4%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense in our Investment segment of $5 million attributable to changes in short exposure composition, offset in part by higher interest expense in our Holding Company segment of $3 million.

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

As of March 31, 2026, our Holding Company had cash and cash equivalents of approximately $624 million and total debt of approximately $4.4 billion. As of March 31, 2026, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $2.2 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity,” including under “Investment Funds Redemptions,” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

Holding Company aggregate outstanding face amount of senior notes consists of the following:

	March 31,	December 31,
	2026	2025

	(in millions)
6.250% senior notes due 2026	—	250
5.250% senior notes due 2027	1,455	1,455
4.375% senior notes due 2029	750	750
9.750% senior notes due 2029	700	700
10.000% senior notes due 2029	1,000	1,000
9.000% senior notes due 2030	750	750
Aggregate outstanding face amount of senior notes	4,655	4,905
Less: Unamortized discounts, premiums, and debt issuance costs	(15)	(16)
Less: Notes held in treasury (1)	(215)	(225)
Total Debt	$4,425	$4,664
(1)	At March 31, 2026 total debt is net of notes held in treasury of $73 million aggregate principal amount of our 5.250% senior notes due 2027, $92 million aggregate principal amount of our 4.375% senior notes due 2029, and $50 million aggregate principal amount of our 9.000% senior notes due 2030. At December 31, 2025 total debt is net of notes held in treasury of $31 million aggregate principal amount of our 6.250% senior notes due 2026, $73 million aggregate principal amount of our 5.250% senior notes due 2027, and $92 million aggregate principal amount of our 4.375% senior notes due 2029.

Holding Company debt consists of various issues of fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (together, the “Issuers”) and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of senior notes is payable semi-annually.

In February, 2026, we redeemed all outstanding 6.250% senior notes due 2026, at par, using cash on hand.

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

The indentures governing our senior notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. Upon the closing of our secured debt offering in November of 2024, all of our notes are now secured and, as a result, will be excluded from the calculation of the ratio test under these covenants. As a result, we no longer have a material amount of unsecured indebtedness, and we and our subsidiaries have substantially more capacity under these covenants to incur additional unsecured indebtedness (but subject to the other covenants in the indentures governing our senior notes that restrict the ability of the Issuers and the Guarantor, as well as the ability of our non-guarantor subsidiaries, to incur incremental indebtedness). The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the 5.250% senior notes due 2027, the 4.375% senior notes due 2029, the 10.000% senior notes due 2029 and the 9.000% senior notes due 2030 are subject to optional redemption premiums in the event we redeem any of the notes prior to six months before maturity. The 9.750% senior notes due 2029 are subject to optional redemption premiums in the event we redeem these notes prior to three months before maturity.

As of March 31, 2026 and December 31, 2025, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of March 31, 2026, based on covenants in the indentures governing our senior notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

LP Unit Distributions

On February 23, 2026, we declared a quarterly distribution in the amount of $0.50 per depositary unit, in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. Because the depositary unitholders could elect to receive the distribution either in cash or additional depositary units, we recorded a unit distribution liability of $325 million as the unit distribution had not been made as of March 31, 2026. In addition, the unit distribution liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, is considered a potentially dilutive security and is considered in the calculation of diluted income per LP unit as disclosed above. Any difference between the liability recorded and the amount representing the aggregate value of the number of depositary units distributed and cash paid would be charged to equity.

In April 2026, we distributed 34,841,101 depositary units to unitholders who did not elect to receive cash, of which 32,536,774 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $51 million, of which $25 million was distributed to Mr. Icahn and his affiliates in April 2026.

On May 4, 2026, the Board of Directors of the general partner of Icahn Enterprises declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about June 25, 2026 to depositary unitholders of record at the close of business on May 18, 2026. Depositary unitholders will have until June 12, 2026 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending June 22, 2026. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

At-The-Market Offerings

From time to time Icahn Enterprises enters into open market sale agreements providing for the sale of depositary units under its ongoing “at-the-market” offering program. As of March 31, 2026, Icahn Enterprises may sell depositary units for up to an additional $363 million in aggregate gross proceeds pursuant to the open market sale agreement entered into on August 26, 2024 (the “2024 Open Market Sale Agreement”). No assurance can be made that any or all amounts will be sold during the term of the agreement, and we have no obligation to sell additional depositary units under the 2024 Open Market Sale Agreement. Depending on market conditions, we may continue to sell depositary units under the 2024 Open Market Sale Agreement, and, if appropriate, enter into a new open market sale agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing 2024 Open Market Sale Agreement. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. There can be no assurance that any future capital will be available on acceptable terms or at all under this program.

Repurchase Authorization

On May 9, 2023, the Board of Directors of the General Partner approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”), in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness. The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board of Directors of Icahn Enterprises GP. On November 6, 2024, the Board re-approved the Repurchase Program, and, pursuant to the reapproved Program, we were reauthorized to repurchase up to $500 million worth of our outstanding fixed-rate senior notes, in addition to the $269 million we repurchased prior to the Board’s reapproval of the Repurchase Program. During the three months ended March 31, 2026, the Company did not repurchase any of the Company’s depositary units or fixed-rate senior notes under the Repurchase Program. Repurchased notes are extinguished but not retired when held in treasury. We remain authorized to repurchase up to $450 million of our senior notes and up to $500 million of our outstanding depositary units, in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Our cash held at consolidated affiliated partnerships balance was $782 million and $746 million as of March 31, 2026 and December 31, 2025, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of Icahn Enterprises.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of March 31, 2026, the Investment Funds had a net short notional exposure of 29%. The Investment Funds’ long exposure was 100% (100% long equity) and its short exposure was 129% (114% short equity and 15% short commodity). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at March 31, 2026.

Of the Investment Funds’ 100% long exposure, 53% was comprised of the fair value of its long positions and 47% was comprised mostly of single name equity forward and swap contracts. Of the Investment Funds’ 129% short exposure, 26% was comprised of the fair value of its short positions and 103% was comprised mostly of short broad market index swap derivative contracts and short commodity contracts.

With respect to both our long positions that are not notionalized (53% long exposure) and our short positions that are not notionalized (26% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other long positions (47% long exposure) and short positions (103% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Investment Funds Redemption

During the three months ended March 31, 2026, Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $175 million from his personal interest in the Investment Funds and the Holding Company redeemed $240 million. In addition, during the three months ended March 31, 2026, the Holding Company redeemed $40 million in securities from the Investment Funds. As of March 31, 2026 and December 31, 2025, the total fair market value of investments in the Investment Funds owned by the Company was approximately $2.2 billion and $2.7 billion, respectively, representing approximately 77% and 75% of the Investment Funds’ assets under management as of each respective date.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	March 31,	December 31,
	2026	2025

	(in millions)
Energy	$512	$511
Automotive	51	14
Food Packaging	29	9
Real Estate	35	31
Home Fashion	5	4
Pharma	27	26
	$659	$595

Segment Borrowings and Availability

Segment debt consists of the following:

	March 31,	December 31,
	2026	2025

	(in millions)
Energy	$1,784	$1,765
Automotive	26	21
Food Packaging	131	142
Real Estate	1	1
Home Fashion	25	23
	$1,967	$1,952

Energy

In February 2026, CVR Energy completed the issuance of $1 billion aggregate principal amount of senior notes, consisting of $600 million of 7.50% senior notes due February 2031 and $400 million of 7.875% senior notes due February 2034. The proceeds from the issuance of these notes were used to (i) fund the redemption in full of CVR Energy’s existing $600 million in aggregate principal amount of 8.50% senior unsecured notes due 2029 at a redemption price equal to 104.250% of the principal amount in February 2026, resulting in a $28 million loss on extinguishment of debt in the three months ended March 31, 2026, (ii) funded the partial redemption of $217 million of CVR Energy’s existing $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028 at par in February 2026, resulting in a less than $1 million loss on extinguishment of debt in the three months ended March 31, 2026, and (iii) repaid the aggregate principal balance of CVR Energy’s Term Loan, resulting in a $3 million loss on extinguishment of debt in the three months ended March 31, 2026.

In February 2026, CVR Energy and certain of its subsidiaries entered into Amendment No. 5 (the “CVR Energy ABL Amendment”) to the Amended and Restated ABL Credit Agreement (the “CVR Energy ABL”) with a group of lenders, including Wells Fargo Bank, National Association, a national banking association, as administrative agent, collateral agent and a lender. The CVR Energy ABL Amendment amended the CVR Energy ABL, dated December 20, 2012, to, among other things, (i) increase the aggregate principal amount available under the CVR Energy ABL from $345 million to $550 million, which commitments may be further increased up to $700 million in accordance with the CVR Energy ABL Amendment, (ii) extend the maturity date by an additional three years from June 30 2027, to February 12, 2031, and (iii) make certain amendments to the borrowing base calculation and negative covenants.

As of March 31, 2026, total availability under the CVR Energy ABL and CVR Partners’ ABL Credit Agreement (the “CVR Partners ABL”) aggregated to $589 million. The CVR Energy ABL had $11 million of letters of credit outstanding as of March 31, 2026. The CVR Energy ABL matures on February 12, 2031, and the CVR Partners ABL matures on September 26, 2028.

Covenants

Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of March 31, 2026, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

March 31,
2026
(in millions)
Energy	$589
Food Packaging	5
Home Fashion	1
$595

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

Holding Company	$(54)	$108	$(271)	$(42)	$15	$(51)
Investment	445	—	(415)	62	—	—

Other Operating Segments:
Energy	64	(43)	(20)	(195)	(82)	(15)
Automotive	(49)	(47)	132	(39)	(24)	(5)
Food Packaging	(16)	(9)	45	(1)	(7)	7
Real Estate	6	(10)	8	33	(4)	(16)
Home Fashion	(1)	(1)	2	(1)	(2)	3
Pharma	2	—	(1)	1	—	(2)
Other operating segments	6	(110)	166	(202)	(119)	(28)
Total before eliminations	397	(2)	(520)	(182)	(104)	(79)
Eliminations	—	(108)	108	—	(14)	14
Consolidated	$397	$(110)	$(412)	$(182)	$(118)	$(65)

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

Holding Company

	Three Months Ended March 31,
	2026	2025

Operating Activities:
Cash payments for interest on senior unsecured notes	$(53)	$(49)
Interest and dividend income	8	17
Operating costs and other	(9)	(10)
	$(54)	$(42)
Investing Activities:
Distributions from the Investment Funds	$240	$—
Cash from operating segments	6	$26
Cash to operating segments	(138)	(12)
Other, net	—	1
	$108	$15
Financing Activities:
Repayments and repurchases of Holding Company senior unsecured notes	$(240)	$—
Payments to acquire additional interests in subsidiaries	(31)	(50)
Other financing activities, net	—	(1)
	$(271)	$(51)
(Decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$(217)	$(78)

Operating transactions with subsidiaries includes the reimbursement of operating expenses to our Investment segment based on an expense-sharing agreement.

Distributions paid from the Investment Funds include a distribution paid, which includes payment to the Holding Company, and are eliminated in consolidation.

Cash from operating segments is made up of dividends, distributions, and repayments of intercompany loans that are eliminated in consolidation. During the three months ended March 31, 2026, this includes cash from our Real Estate segment of $4 million, cash from our Home Fashion segment of $1 million and cash from our Pharma segment of $1 million.

Cash to operating segments is made up of intercompany loans and contributions to operating segments that are eliminated in consolidation. During the three months ended March 31, 2026, changes in cash to operating segments was mainly attributable to cash paid to our Automotive segment of $126 million and our Real Estate segment of $12 million.

Payments to acquire additional interests in subsidiaries represent payments to acquire additional interests in CVR Energy of $16 million and the private placements of Viskase of $15 million.

Subsidiary Dividends

For the first quarter of 2026, our Energy segment declared a cash dividend of $0.10 per share, which is payable May 18, 2026 to shareholders of record as of May 11, 2026. Our portion of the dividend is estimated to be approximately $7 million in cash.

 Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Other Operating Segments

	Three Months Ended March 31,
	2026	2025

Operating Activities:
Net cash flow from operating activities before changes in operating assets and liabilities	$72	$(25)
Changes in operating assets and liabilities	(66)	(177)
	$6	$(202)
Investing Activities:
Capital expenditures	$(114)	$(88)
Turnaround expenditures	—	(43)
Proceeds from sale of assets	—	6
Return of equity method investment	—	4
Other	4	2
	$(110)	$(119)
Financing Activities:
Proceeds from other borrowings	$1,007	$—
Repayments of other borrowings	(983)	(13)
Dividends and distributions to non-controlling interests	(2)	(12)
Proceeds from reverse recapitalization	40	—
Cash from Holding Company	138	26
Cash to Holding Company	(6)	(26)
Payments to acquire additional interests in consolidated subsidiaries	15	—
Other	(43)	(3)
	$166	$(28)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	—	1
Decrease (increase) in cash and cash equivalents and restricted cash and restricted cash equivalents	$62	$(348)

Our other operating segments’ cash flows from operating activities before changes in operating assets and liabilities were primarily attributable to the results of our Energy segment during both periods. The change in cash flows from operating activities for the three months ended March 31, 2026 as compared to the comparable prior year was primarily due to an increase in the operating results of our Energy segment.

Capital expenditures and turnaround expenditures are primarily from our Energy and Automotive segments and are primarily for maintenance and growth, including the planned maintenance of one of the Energy segment’s refineries in the comparable prior year period.

Proceeds from other borrowings are related to our Energy segment’s issuance of $1 billion aggregate principal amount of notes, consisting of $600 million of 7.50% senior notes due February 2031 and $400 million of 7.875% senior notes due February 2034.

Repayments of other borrowings are primarily related to our Energy segment’s principal payments of $817 million on its senior notes due 2029 and senior notes due 2028 and principal payments of $157 million on the Term Loan during 2026.

Cash from Holding Company is made up of intercompany loans and contributions between our Holding Company and subsidiaries that are eliminated in consolidation. During the three months ended March 31, 2026, changes in cash to operating segments was mainly attributable to cash paid to our Automotive segment of $126 million and our Real Estate segment of $12 million.

Cash to Holding Company is made up of dividends, distributions, and repayments of intercompany loans that are eliminated in consolidation. During the three months ended March 31, 2026, this includes cash distributions paid from our Real Estate segment of $4 million, cash paid from our Home Fashion segment of $1 million and cash paid from our Pharma segment of $1 million.

Proceeds from the acquisition of additional interests in consolidated subsidiaries are related to the Food Packaging private placements of $15 million.

Consolidated Capital Expenditures

There have been no material changes to our planned capital expenditures as compared to the estimated capital expenditures for 2026 reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

Critical Accounting Estimates

The critical accounting estimates used in the preparation of our condensed consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Standards

Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements for a discussion of recent accounting pronouncements applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed below, information about our quantitative and qualitative disclosures about market risk did not differ materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of March 31, 2026, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $153 million, $75 million and $429 million, respectively. However, as of March 31, 2026, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an interest of approximately 77% in the Investment Funds.

Item 4. Controls and Procedures

As of March 31, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, and will continue to be, subject to litigation from time to time in the ordinary course of business. Refer to Note 17, “Commitments and Contingencies” to the condensed consolidated financial statements, which is incorporated by reference into this Part II, Item 1 of this Report, for information regarding our lawsuits and proceedings. Except for the lawsuits and proceedings disclosed in Note 17, there were no material changes to our lawsuits and proceedings as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 1A. Risk Factors

There were no material changes to our risk factors during the three months ended March 31, 2026 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Resignation of President and Chief Executive Officer of the Company

On May 6, 2026, Andrew J. Teno resigned as President and Chief Executive Officer of the Company and of Icahn Enterprises GP and Icahn Enterprises Holdings, and as a member of the Board. Mr. Teno’s resignation was not the result of any disagreement on any matter involving the Company’s or Icahn Enterprises GP’s operations, practices, or policies.

In connection with his resignation, the Company and Mr. Teno entered into a separation letter agreement (the “Teno Separation Agreement”) pursuant to which, among other things, the Company agreed to release Mr. Teno from his non-competition obligations under his employment agreement, subject to certain limitations during the period following his separation. The foregoing description of the terms of the Teno Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the Teno Separation Agreement, which is filed as Exhibit 10.1 hereto, and is incorporated by reference herein.

Appointment of President and Chief Executive Officer

On May 6, 2026, the Company announced the appointment of Ted Papapostolou, the Company’s former Chief Financial Officer and a current member of the Board, as President and Chief Executive Officer of the Company, Icahn Enterprises GP, and Icahn Enterprises Holdings, effective as of May 6, 2026.

Mr. Papapostolou has served as Chief Financial Officer of the Company (and Icahn Enterprises GP) since November 2021. In addition, Mr. Papapostolou has served as a member of the Board since December 2021 and its Secretary since April 2020. Mr. Papapostolou previously served as the Chief Accounting Officer of the Company from April 2020 to December 2023 and in various progressive accounting positions at the Company from March 2007 to March 2020. Previously, Mr. Papapostolou worked at Grant Thornton LLP in their audit practice. Mr. Papapostolou received his M.B.A from The Peter J. Tobin College of Business at Saint John’s University and his B.B.A from Frank G. Zarb School of Business at Hofstra University. Mr. Papapostolou has served as a director of Caesars Entertainment, Inc. since March 2025. Mr. Papapostolou previously served as a director of Viskase Companies, Inc., from April 2020 to March 2025 and CVR Energy, Inc., from March 2023 to March 2025.

Other than as described or incorporated by reference herein, there are no arrangements or understandings between Mr. Papapostolou and any other persons pursuant to which he was selected as President and Chief Executive Officer, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Employment Letter with Mr. Papapostolou

On May 4, 2026, in connection with his appointment as President and Chief Executive Officer, the Company entered into an employment letter agreement with Mr. Papapostolou (the “Papapostolou Employment Letter”). The Papapostolou Employment Letter supersedes and replaces in its entirety that certain offer letter agreement by and between the Company and Mr. Papapostolou dated September 26, 2024. Pursuant to the Papapostolou Employment Letter, Mr. Papapostolou will serve as President and Chief Executive Officer of the Company and certain of its subsidiaries, for a term through October 31, 2028, unless earlier terminated in accordance with the terms of the Papapostolou Employment Letter (the “Papapostolou Term”). If Mr. Papapostolou’s employment with the Company continues past the Papapostolou Term, his compensation will be determined by the Board. Upon the effectiveness of the Papapostolou Employment Letter, Mr. Papapostolou’s previously disclosed NAV incentive program was terminated in full without payment (other than any accrued but unpaid portion of Mr. Papapostolou’s salary “draw” as of the date of the Papapostolou Employment Letter).

During the Papapostolou Term, Mr. Papapostolou will receive a base salary in the annualized amount of $3,500,000.

In addition, during the Papapostolou Term, Mr. Papapostolou will be eligible to receive a series of up to eleven (11) separate grants (“Quarterly Awards”), in the form of cash-settled deferred depositary units (“Deferred Depositary Units”) of the Company pursuant to the Company’s 2017 Long-Term Incentive Plan (as amended, the “Plan”), with the number of Deferred Depositary Units subject to each grant determined by dividing (x) $250,000, by (y) the volume weighted average price (“VWAP”) of one (1) depositary unit of the Company for the five (5) trading day-period commencing on the trading day immediately following the date of the Company’s applicable quarterly earnings call to which the applicable Quarterly Award relates and ending on the fifth (5th) trading day thereafter, with such VWAP calculated in accordance with the Company’s then-applicable VWAP calculation methodology (and with each such grant of a Quarterly Award subject to Mr. Papapostolou’s active employment in good standing with the Company on the date of grant). The Deferred Depositary Units are eligible to accrue dividend equivalents and are generally scheduled to cliff-vest on October 31, 2028, subject to Mr. Papapostolou’s continued employment with the Company in good standing through such date, except as otherwise described below.

Although during the Papapostolou Term Mr. Papapostolou will generally be entitled to participate in all benefit programs and plans made available to other executives of the Company, he will not be entitled to participate in any short-term or long-term incentive compensation program (other than the Quarterly Awards), unless the Board (or a committee of the Board) determines otherwise in its sole discretion.

If Mr. Papapostolou’s employment is terminated by the Company without “Cause” (including due to Mr. Papapostolou’s death or disability) or by Mr. Papapostolou with “Good Reason” (each as defined in the Papapostolou Employment Letter), Mr. Papapostolou will be eligible to receive (subject to Mr. Papapostolou’s timely execution and non-revocation of a release of claims) the following severance payments and benefits: (i) a lump sum amount of $3,500,000; (ii) accelerated vesting and cash settlement of any previously granted and unvested Quarterly Awards (including any accrued dividend equivalents); and (iii) an additional cash amount of $250,000 for each additional Quarterly Award that Mr. Papapostolou would have been eligible to be granted had Mr. Papapostolou’s employment with the Company continued through October 31, 2028.

In addition to his compensation from the Company, Mr. Papapostolou will be entitled to retain any remuneration in respect of any board of directors (or similar governing body) on which Mr. Papapostolou sits at the Company’s (or its affiliate’s) request, unless the Company (or its affiliates) owns voting securities that constitute at least 40% of the vote for directors of such company.

The Papapostolou Employment Letter also contains customary confidentiality, intellectual property, and non-disparagement covenants, as well as non-solicitation and non-competition provisions.

The foregoing description of the terms of the Papapostolou Employment Letter does not purport to be complete and is qualified in its entirety by reference to the Papapostolou Employment Letter, which is filed as Exhibit 10.2 hereto, and is incorporated by reference herein.

Appointment of Chief Financial Officer

On May 6, 2026, the Company announced the appointment of Robert Flint as Chief Financial Officer of the Company, Icahn Enterprises GP, and Icahn Enterprises Holdings L.P, effective as of May 6, 2026. The Board also elected Mr. Flint to the Board to serve as a director as of such date.

Prior to his appointment as Chief Financial Officer, Mr. Flint has served as Chief Accounting Officer since January 2024 and will continue in that role following his appointment as Chief Financial Officer. Prior to his appointment as Chief Accounting Officer, Mr. Flint served as Director of Accounting from November 2021 to December 2023 and previously served as Chief Audit Executive of the Company from March 2020 to November 2021. Mr. Flint was an independent management consultant from January 2017 to March 2020, serving a variety of clients and industries, including Icahn Automotive Group, LLC, a subsidiary of IEP, from September 2018 to March 2020. Mr. Flint received his B.S. in Accounting and Finance from the University of Dayton School of Business Administration in 2001. Mr. Flint has extensive experience in corporate finance and accounting, investor relations, risk management, as well as service on the boards of other public and private companies. Mr. Flint has served as director and chairman of CVR Energy, Inc. since March, 2025; as director and chairman of CVR Partners since October, 2025; as director and chairman of Viskase Companies, Inc. since March 2025; as director of Vivus LLC since July 2024; as director of WestPoint Home since July 2024; as director of Icahn Automotive Group LLC and director of The Pep Boys-Manny, Moe & Jack since July 2024.

Other than as described or incorporated by reference herein, there are no arrangements or understandings between Mr. Flint and any other persons pursuant to which he was selected as Chief Financial Officer, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Employment Letter with Mr. Flint

On May 4, 2026, in connection with his appointment as Chief Financial Officer, the Company entered into an employment letter agreement with Mr. Flint (the “Flint Employment Letter”). The Flint Employment Letter supersedes and replaces in its entirety the Company’s prior employment letter with Mr. Flint. Pursuant to the Flint Employment Letter, Mr. Flint will serve as Chief Financial Officer of the Company and certain of its subsidiaries, for a term through October 31, 2028, unless earlier terminated in accordance with the terms of the Flint Employment Letter (the “Flint Term”). If Mr. Flint’s employment with the Company continues past the Flint Term, his compensation will be determined by the Board.

During the Flint Term, Mr. Flint will receive a base salary in the annualized amount of $1,500,000.

In addition, the Company will pay Mr. Flint an amount equal to $86,301.37, representing a prorated portion of Mr. Flint’s annual discretionary bonus as in effect immediately prior to the date of the Flint Employment Letter. With respect to the “Deferred Units” previously granted to Mr. Flint pursuant to that certain Deferred Unit Agreement, dated December 2, 2024 (the “Deferred Unit Agreement”) under the Plan, a prorated number of such Deferred Units (together with any dividend equivalents credited with respect to such vested Deferred Units) vested based on the number of days elapsed from December 2, 2024 through and including the date of the Flint Employment Letter and will be settled in cash in accordance with the Deferred Unit Agreement, less applicable tax and payroll withholdings. Any unvested Deferred Units (together with any dividend equivalents credited with respect to such unvested Deferred Units) that did not vest in accordance with the foregoing were forfeited for no consideration as of the date of the Flint Employment Letter.

During the Flint Term, Mr. Flint will also be eligible to receive a series of up to eleven (11) separate Quarterly Awards in the form of Deferred Depositary Units pursuant to the Plan, with the number of Deferred Depositary Units subject to each grant determined by dividing (x) $50,000, by (y) the VWAP of one (1) depositary unit of the Company for the five (5) trading day-period commencing on the trading day immediately following the date of the Company’s applicable quarterly earnings call to which the applicable Quarterly Award relates and ending on the fifth (5th) trading day thereafter, with such VWAP calculated in accordance with the Company’s then-applicable VWAP calculation methodology (and with each such grant of a Quarterly Award subject to Mr. Flint’s active employment in good standing with the Company on the date of grant). The Deferred Depositary Units are eligible to accrue dividend equivalents and are generally scheduled to cliff-vest on October 31, 2028, subject to Mr. Flint’s continued employment with the Company in good standing through such date, except as otherwise described below.

Although during the Flint Term Mr. Flint will generally be entitled to participate in all benefit programs and plans generally made available to other executives of the Company, he will not be entitled to participate in any short-term or long-term incentive compensation program (other than the Quarterly Awards), unless the Board (or a committee of the Board) determines otherwise in its sole discretion.

If Mr. Flint’s employment is terminated by the Company without “Cause” (including due to Mr. Flint’s death or disability) or by Mr. Flint with “Good Reason” (each as defined in the Flint Employment Letter), Mr. Flint will be eligible to receive (subject to Mr. Flint’s timely execution and non-revocation of a release of claims) the following severance payments and benefits: (i) a lump sum amount of $1,500,000; (ii) accelerated vesting and cash settlement of any previously granted and unvested Quarterly Awards (including any accrued dividend equivalents); and (iii) an additional cash amount of $50,000 for each additional Quarterly Award that Mr. Flint would have been eligible to receive had Mr. Flint’s employment with the Company continued through October 31, 2028.

In addition to his compensation from the Company, Mr. Flint will be entitled to retain any remuneration in respect of any board of directors (or similar governing body) on which Mr. Flint sits at the Company’s (or its affiliate’s) request, unless the Company (or its affiliates) owns voting securities that constitute at least 40% of the vote for directors of such company.

The Flint Employment Letter also contains customary confidentiality, intellectual property, and non-disparagement covenants, as well as non-solicitation and non-competition provisions.

The foregoing description of the terms of the Flint Employment Letter does not purport to be complete and is qualified in its entirety by reference to the Flint Employment Letter, which is filed as Exhibit 10.3 hereto, and is incorporated by reference herein.

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

10.1	Andrew Teno Separation Agreement.
10.2	Ted Papapostolou Employment Letter.
10.3	Robert Flint Employment Letter.
10.4	Form of Deferred Unit Award Agreement.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

Date: May 6, 2026