Form 10-Q
period 2026-06-30
ICAHN ENTERPRISES L.P.
filed 2026-08-05
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 4, 2026, there were 710,915,093 of Icahn Enterprises’ depositary units outstanding.

ICAHN ENTERPRISES L.P.

i

FORWARD-LOOKING STATEMENTS

This Report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act. All statements included in this Report, other than statements that relate solely to historical fact, are “forward-looking statements.” Such statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events, or any statement that may relate to strategies, plans or objectives for, or potential results of, future operations, financial results, financial condition, business prospects, growth strategy or liquidity, and are based upon management’s current plans and beliefs or current estimates of future results or trends. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact.

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest and the impact of the use of leverage through options, short sales, swaps, forwards and other derivative instruments, including the risk of counterparty termination and early settlement of such positions; risks related to our ability to comply with the covenants in our senior notes and the risk of foreclosure on the assets securing our notes; risks related to our ability to refinance our debt; our ability to continue to meet our liquidity needs; declines in the fair value of our investments, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended, or to be taxed as a corporation; risks related to short sellers and associated litigation and regulatory inquiries; risks related to our general partner and controlling unitholder; pledges of our units by our controlling unitholder; risks related to our energy business, including the volatility and availability of crude oil, other feed stocks and refined products, declines in global demand for crude oil, refined products and liquid transportation fuels, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; volatile commodity pricing and higher industry utilization and oversupply risks related to potential strategic transactions involving our Energy segment, and the impact of tariffs; risks related to our automotive activities and exposure to adverse conditions in the automotive industry; risks related to our food packaging activities, including competition from better capitalized competitors, inability of our suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; supply chain issues; inflation, including increased costs of raw materials and shipping; interest rate increases; labor shortages and workforce availability; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; risks related to our home fashion operations, including changes in the availability and price of raw materials, manufacturing disruptions, and changes in transportation costs and delivery times; the impacts from the Russia/Ukraine conflict and conflict in the Middle East, including the U.S.-Israel and Iran war, and any related economic volatility, disruptions to global commodity markets, export controls and other economic sanctions; and political and regulatory uncertainty, including changing economic policy and the imposition of tariffs. These risks and uncertainties also include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements. Except as required by law, we undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, after the date of this Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2026	2025

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$1,221	$1,450
Cash held at consolidated affiliated partnerships and restricted cash	1,971	1,969
Investments	1,498	2,251
Due from brokers	1,131	1,656
Accounts receivable, net	488	393
Related party notes receivable, net	136	129
Inventories, net	978	845
Property, plant and equipment, net	3,616	3,670
Deferred tax asset	187	165
Derivative assets, net	-	7
Goodwill	289	290
Intangible assets, net	330	349
Assets held for sale	22	—
Other assets	1,023	1,041
Total Assets	$12,890	$14,215
LIABILITIES AND EQUITY
Accounts payable	$721	$690
Accrued expenses and other liabilities	1,524	1,192
Deferred tax liabilities	282	314
Derivative liabilities, net	828	595
Securities sold, not yet purchased, at fair value	1,000	1,382
Debt	6,389	6,616
Total liabilities	10,744	10,789

Commitments and Contingencies (Note 17)

Equity:
Limited partners: Depositary units: 710,915,093 units issued and outstanding at June 30, 2026 and 637,209,452 units issued and outstanding at December 31, 2025	1,813	2,728
General partner	(804)	(786)
Equity attributable to Icahn Enterprises	1,009	1,942
Equity attributable to non-controlling interests	1,137	1,484
Total equity	2,146	3,426
Total Liabilities and Equity	$12,890	$14,215

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except per unit amounts)
Revenues:
Net sales	$3,081	$2,143	$5,392	$4,145
Other revenues from operations	175	172	336	340
Net loss from investment activities	(334)	(74)	(636)	(468)
Interest and dividend income	49	69	96	152
(Loss) gain on disposition of assets, net	(1)	47	(3)	44
Other income (loss), net	5	12	(4)	23
	2,975	2,369	5,181	4,236
Expenses:
Cost of goods sold	2,883	2,118	5,223	4,134
Other expenses from operations	147	154	288	305
Selling, general and administrative	203	207	412	408
Dividend expense	5	7	10	15
Impairment	—	2	—	12
Restructuring, net	2	(2)	2	5
Interest expense	121	129	244	257
	3,361	2,615	6,179	5,136
Loss before income tax expense	(386)	(246)	(998)	(900)
Income tax (expense) benefit	(2)	45	47	119
Net loss	(388)	(201)	(951)	(781)
Less: net loss attributable to non-controlling interests	(33)	(36)	(137)	(194)
Net loss attributable to Icahn Enterprises	$(355)	$(165)	$(814)	$(587)

Net loss attributable to Icahn Enterprises allocated to:
Limited partners	$(348)	$(162)	$(798)	$(576)
General partner	(7)	(3)	(16)	(11)
	$(355)	$(165)	$(814)	$(587)

Basic and Diluted loss per LP unit	$(0.52)	$(0.30)	$(1.22)	$(1.08)
Basic and Diluted weighted average LP units outstanding	669	545	653	534
Distributions declared per LP unit	$0.50	$0.50	$1.00	$1.00

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Net loss	$(388)	$(201)	$(951)	$(781)
Other comprehensive (loss) income, net of tax:
Post-retirement benefits and other	—	2	—	2
Translation adjustments	(1)	6	(4)	9
Other comprehensive (loss) income, net of tax	(1)	8	(4)	11
Comprehensive loss	(389)	(193)	(955)	(770)
Less: Comprehensive loss attributable to non-controlling interests	(33)	(35)	(137)	(193)
Comprehensive (loss) attributable to Icahn Enterprises	$(356)	$(158)	$(818)	$(577)

Comprehensive loss attributable to Icahn Enterprises allocated to:
Limited partners	$(349)	$(155)	$(802)	$(566)
General partner	(7)	(3)	(16)	(11)
	$(356)	$(158)	$(818)	$(577)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2025	$(786)	$2,728	$1,942	$1,484	$3,426
Net loss	(9)	(450)	(459)	(104)	(563)
Other comprehensive loss	—	(3)	(3)	—	(3)
Partnership distributions payable	(6)	(319)	(325)	—	(325)
Investment segment distributions to non-controlling interests	—	—	—	(175)	(175)
Purchase of additional interests in consolidated subsidiaries	—	(10)	(10)	(6)	(16)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(2)	(2)
Changes in subsidiary equity and other	—	2	2	3	5
Balance, March 31, 2026	$(801)	$1,948	$1,147	$1,200	$2,347
Net loss	(7)	(348)	(355)	(33)	(388)
Other comprehensive loss	—	(1)	(1)	—	(1)
Partnership distributions payable reversal	6	319	325	—	325
Partnership distributions	(2)	(104)	(106)	—	(106)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(29)	(29)
Changes in subsidiary equity and other	—	(1)	(1)	(1)	(2)
Balance, June 30, 2026	$(804)	$1,813	$1,009	$1,137	$2,146

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2024	$(775)	$3,241	$2,466	$2,155	$4,621
Net loss	(8)	(414)	(422)	(158)	(580)
Other comprehensive income	—	3	3	—	3
Partnership distributions payable	(6)	(261)	(267)	—	(267)
Purchase of additional interests in consolidated subsidiaries	—	(18)	(18)	(17)	(35)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(12)	(12)
Changes in subsidiary equity and other	—	12	12	—	12
Balance, March 31, 2025	$(789)	$2,563	$1,774	$1,968	$3,742
Net loss	(3)	(162)	(165)	(36)	(201)
Other comprehensive income	—	7	7	1	8
Partnership distributions payable reversal	6	261	267	—	267
Partnership distributions	(3)	(151)	(154)	—	(154)
Partnership contributions	—	34	34	—	34
Investment segment distributions to non-controlling interests	—	—	—	(216)	(216)
Purchase of additional interests in consolidated subsidiaries	—	(17)	(17)	(20)	(37)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(15)	(15)
Changes in subsidiary equity and other	(1)	(2)	(3)	(2)	(5)
Balance, June 30, 2025	$(790)	$2,533	$1,743	$1,680	$3,423

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2026	2025

	(in millions)
Cash flows from operating activities:
Net loss	$(951)	$(781)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from securities transactions	70	172
Purchases of securities	(33)	(1,069)
Proceeds from sales of securities	979	1,310
Payments to cover securities sold, not yet purchased	(1,233)	(727)
Proceeds from securities sold, not yet purchased	553	268
Changes in receivables and payables relating to securities transactions	542	363
Changes in derivative assets and liabilities	281	320
(Gain) loss on disposition of assets, net	3	(44)
Depreciation and amortization	247	250
Impairment	—	10
Deferred taxes	(53)	(117)
Other, net	35	(14)
Changes in other operating assets and liabilities	73	152
Net cash provided by operating activities	513	93
Cash flows from investing activities:
Capital expenditures	(194)	(184)
Turnaround expenditures	(1)	(191)
Proceeds from disposition of businesses and assets	4	52
Proceeds from sale of equity method investment	—	9
Return of equity method investment	5	5
Other, net	—	5
Net cash used in investing activities	(186)	(304)
Cash flows from financing activities:
Investment segment distributions to non-controlling interests	(175)	(216)
Partnership contributions	—	34
Partnership distributions	(106)	(154)
Purchase of additional interests in consolidated subsidiaries	(16)	(72)
Dividends and distributions to non-controlling interests in subsidiaries	(31)	(31)
Proceeds from reverse recapitalization	40	—
Repayments of Holding Company senior notes	(240)	(32)
Proceeds from subsidiary borrowings	1,004	12
Repayments of subsidiary borrowings	(983)	(87)
Other, net	(47)	(4)
Net cash used in financing activities	(554)	(550)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	—	(2)
Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents	(227)	(763)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	3,419	5,239
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$3,192	$4,476

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2026, representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 87% of our outstanding depositary units as of June 30, 2026.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $2.0 billion and $2.7 billion as of June 30, 2026 and December 31, 2025, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”), along with our interest in CVR Partners, LP, a publicly traded limited partnership (“CVR Partners”) and subsidiary of CVR Energy. CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing businesses as well as in the nitrogen fertilizer manufacturing and distribution businesses through its holdings in CVR Partners. CVR Energy is an independent petroleum refiner and is a marketer of high value transportation fuels primarily in the form of gasoline, diesel, jet fuel and distillates, as well as activities related to crude oil gathering and logistics that support refinery operations. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR Energy held 100% of the general partner interest and approximately 37% of the outstanding common units of CVR Partners as of June 30, 2026.

During the six months ended June 30, 2026, we increased our ownership of CVR Energy by acquiring 783,404 shares for a total purchase price of approximately $16 million. As of June 30, 2026, we owned approximately 71% of the total outstanding common stock of CVR Energy and 3% of the outstanding common units of CVR Partners.

In December 2025, our Energy segment reverted the renewable diesel unit back to hydrocarbon processing service, in response to unfavorable market economics of renewable fuels and to improve feedstock optimization and alleviate certain logistical constraints within our refining operations. CVR Energy retains the flexibility to return the unit to renewable diesel service should market conditions and incentives become favorable. At present, the unit no longer processes renewable feedstocks, such as soybean oil, corn oil, and other similar feedstocks, into renewable diesel, and CVR Energy does not currently market renewable diesel.

Automotive

We conduct our Automotive segment through our wholly owned subsidiary, Icahn Automotive Group LLC (“Icahn Automotive”). The Automotive segment is engaged in providing a full range of automotive repair and maintenance services, along with the sale of any installed parts or materials related to automotive services (“Automotive Services”) to its customers. The Automotive segment previously also operated an automotive aftermarket parts and retail merchandise business (“Aftermarket Parts”), which it exited in the first quarter of 2025. In addition to its primary businesses, the Automotive segment leases available and excess real estate in certain locations under long-term operating leases.

Food Packaging

We conduct our Food Packaging segment through our majority owned subsidiary, Viskase Holdings, Inc. (“Viskase”). Viskase is a producer of cellulosic, fibrous and plastic casings used to prepare and package processed meat products.

In January 2026, Viskase completed an equity private placement whereby we acquired an additional 25,862,069 shares of Viskase common stock for $15 million. In March 2026, Viskase completed its previously announced merger with Enzon Pharmaceuticals, Inc., and the combined company now operates as “Viskase Holdings, Inc.” We own approximately 94% of the outstanding common stock of the combined company.

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

We established a captive insurance program to supplement the insurance coverage of the officers, directors, employees and agents of the Company, its subsidiaries and our general partner. We hold assets in a protected cell, which we are the primary beneficiary of, and therefore consolidate the protected cell. Our total assets related to the protected cell were $115 million and $113 million as of June 30, 2026 and December 31, 2025, respectively, and included in restricted cash in the condensed consolidated balance sheet.

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of June 30, 2026 was approximately $6.4 billion and $6.2 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2025 was approximately $6.6 billion and $6.3 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $741 million and $746 million as of June 30, 2026 and December 31, 2025, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of Icahn Enterprises.

Our restricted cash balance was approximately $1.2 billion as of June 30, 2026 and December 31, 2025. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions and cash held related to our captive insurance program.

Investments and Related Transactions

Other segments and Holding Company

In August 2025, the Company sold certain properties to TEB LLC (“TEB”). TEB was formed by a third-party developer for such developer to acquire, redevelop and operate the properties sold by the Company. In connection with the sale of the properties, the Company received cash, provided certain seller financing and also received a preferred equity interest and a profits interest in TEB. The Company did not provide any cash capital to TEB and the Company is not obligated to invest any capital to support TEB or its operations in the future. The day-to-day operations of TEB’s business is the sole responsibility of the other member who serves as manager of TEB and the Company does not control those day-to-day operations. The Company has certain protective rights in connection with its preferred equity interest.

The Company has evaluated its investment in and involvement with TEB and determined that the entity meets the definition of a variable interest entity. The Company determined it is not the primary beneficiary, as certain decisions related to the entity’s operations require the consent of both the Company and the other member serving as the manager. As a result, the Company does not consolidate TEB and accounts for its preferred equity investment under the equity method. As of June 30, 2026 and December 31, 2025, the carrying amount of our equity method investment in TEB was $84 million and $74 million, respectively, and is included in investments in the condensed consolidated balance sheet. Our maximum exposure to loss in connection with our involvement in TEB is limited to the carrying value of our equity investment and related party loan receivable, which together total $220 million and $203 million as of June 30, 2026 and December 31, 2025, respectively.

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

Energy

Our Energy segment’s deferred revenue is a contract liability that relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and revenue is recognized at the point in time in which the customer obtains control of the product. As of June 30, 2026, our Energy segment had $2 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize $1 million of these performance obligations as revenue by the end of 2026 and less than $1 million during both 2027 and 2028.

In addition, deferred revenue includes agreements entered into with third-party investors that have allowed our Energy segment to monetize certain tax credits available under Section 45Q of the Internal Revenue Code (the “45Q Transaction”). Our Energy segment had deferred revenue of $49 million and $44 million as of June 30, 2026 and December 31, 2025, respectively. For the six months ended June 30, 2026 and 2025, our Energy segment recognized revenue of $19 million and $47 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

Automotive

Our Automotive segment had deferred revenue with respect to extended warranty plans of $24 million and $28 million as of June 30, 2026 and December 31, 2025, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. For each of the six months ended June 30, 2026 and 2025, our Automotive segment recorded deferred revenue of $9 million and $11 million, respectively, outstanding as of the beginning of each period.

Recently Issued Accounting Standards

In May 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes authoritative guidance for environmental credits and environmental credit obligations and provides the recognition, measurement, presentation, and disclosure requirements for entities that generate, purchase, or receive environmental credits, or that have a regulatory compliance obligation that may be settled with environmental credits. This standard is effective for the Company’s annual and interim reporting periods beginning January 1, 2028. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the potential impact of adopting this new accounting guidance.

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

Investment Funds

As of June 30, 2026 and December 31, 2025, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $591 million and $908 million, respectively, representing approximately 23% and 25% of the Investment Funds’ assets under management as of each respective date. Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $175 million from his personal interests in the Investment Funds and the Holding Company redeemed $240 million during the six months ended June 30, 2026. In addition, during the six months ended June 30, 2026, the Holding Company redeemed $40 million in securities from the Investment Funds. Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $208 million from his personal interests in the Investment Funds during the six months ended June 30, 2025.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the six months ended June 30, 2026 and 2025, $7 million and $6 million, respectively, was allocated to the Investment Funds based on this expense-sharing arrangement.

TEB

In August 2025, the Company sold certain properties to TEB. TEB was formed by a third-party developer to acquire, redevelop and operate the properties sold by the Company. In connection with the sale of the properties, the Company provided certain seller financing and received cash, a preferred equity interest and a profits interest in TEB. The Company did not provide any cash capital to TEB and the Company is not obligated to invest any capital contributions to support TEB or its operations in the future. The day-to-day operations of TEB’s business are the sole responsibility of the other member who serves as manager of TEB and the Company does not control those day-to-day operations. The Company has certain protective rights in connection with its preferred equity interest. The Company does not consolidate TEB and accounts for its preferred equity investment under the equity method. Entities that are recognized under the equity method of accounting are deemed to be related parties.

In connection with the sale in August 2025, the Company entered into a loan agreement with TEB. As of June 30, 2026, the outstanding balance of the loan was $136 million, representing the seller-financed debt portion of the transaction. For the three and six months ended June 30, 2026, the Company recognized interest income of $5 million and $9 million, respectively, related to this loan and the interest income is included in interest and dividend income in the condensed consolidated statements of operations.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Mr. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Mr. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. Brett Icahn had redemptions of less than $1 million during the six months ended June 30, 2026, and net redemptions of $8 million during the six months ended June 30, 2025. As of June 30, 2026 and December 31, 2025, Brett Icahn had investments in the Investment Funds with a total fair market value of $2 million and $4 million, respectively. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

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

	June 30,	December 31,
	2026	2025

	(in millions)
Assets
Investments:
Equity securities:
Communications	$142	$371
Consumer, cyclical	161	180
Energy	69	71
Utilities	59	622
Healthcare	58	99
Technology	8	—
Materials	339	288
Industrial	552	515
	$1,388	$2,146
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Energy	$882	$798
Utilities	51	525
Industrial	67	59
	$1,000	$1,382

The portion of unrealized gains and (losses) that related to securities still held by our Investment segment, primarily equity securities, were $149 million and $11 million for the three months ended June 30, 2026 and 2025, respectively, and $91 million and $(204) million for the six months ended June 30, 2026 and 2025, respectively.

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets.

The carrying value of investments held by our other segments and our Holding Company consist of the following:

	June 30,	December 31,
	2026	2025

	(in millions)
Equity method investments	$96	$91
Held to maturity debt investments measured at amortized cost	11	11
Other investments measured at fair value	3	3
	$110	$105

There were no unrealized gains and (losses) that related to equity securities still held by our other segments and Holding Company for each of the three and six months ended June 30, 2026 and 2025.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 4)	$1,388	$—	$3	$1,391	$2,108	$—	$41	$2,149
Derivative assets, net (Note 6)	—	—	—	—	—	7	—	7
	$1,388	$—	$3	$1,391	$2,108	$7	$41	$2,156
Liabilities
Securities sold, not yet purchased (Note 4)	$1,000	$—	$—	$1,000	$1,382	$—	$—	$1,382
Derivative liabilities, net (Note 6)	—	828	—	828	—	595	—	595
RFS obligations (Note 17)	—	408	—	408	—	72	—	72
	$1,000	$1,236	$—	$2,236	$1,382	$667	$—	$2,049

The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Six Months Ended June 30,
	2026	2025

	(in millions)
Balance at January 1	$41	$41
Transfer out of Level 3	(38)	—
Balance at June 30	$3	$41

During the six months ended June 30, 2026, our 39,277 shares of Enzon Series C Non-Convertible Redeemable Preferred Stock, par value $0.01 per share (“Enzon Series C Preferred Stock”), were converted in connection with the closing of the merger of Viskase and Enzon and transferred out of Level 3.

Refer to Note 1, “Description of Business,” for discussion of the Viskase–Enzon merger.

Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value

Real Estate

The related party loan receivable from TEB is collateral-dependent, as repayment is expected to be provided substantially through the planned sale of certain properties by TEB. As of June 30, 2026, management individually evaluated the related party loan for credit losses and determined that the expected credit losses on the loan receivable are not material due to significant collateral coverage and ongoing support of TEB by co-investors.

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

The Investment Funds have entered into various types of swap contracts with other counterparties. These agreements provide that they are entitled to receive or are obligated to pay in cash an amount equal to the increase or decrease in the value of the underlying shares, debt and other instruments that are the subject of the contracts, during the period from inception of the applicable agreement to its expiration. In addition, pursuant to the terms of such agreements, they are entitled to receive or obligated to pay other amounts, including interest, dividends and other distributions made in respect of the underlying shares, debt and other instruments during the specified time frame. They are also entitled to receive from or required to pay to the counterparty a floating interest rate equal to the product of the notional amount multiplied by an agreed-upon rate. They also receive interest on any cash collateral that they post to the counterparty and pay interest on any cash collateral posted by the counterparty at an agreed-upon rate.

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. There were no Investment Funds’ derivative instruments with credit-risk-related contingent features in a liability position as of June 30, 2026 and December 31, 2025.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	June 30, 2026		December 31, 2025
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$844	$1,530	$1,499	$2,386
Commodity contracts	—	481	—	346

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

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025

	(in millions)
Equity contracts	$13	$153	$603	$739
Credit contracts	—	—	—	—
Commodity contracts	6	1	141	10
Sub-total	19	154	744	749
Netting across contract types(1)	(19)	(154)	(19)	(154)
Total(1)	$—	$—	$725	$595
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at June 30, 2026 and December 31, 2025 was $1.0 billion and $1.0 billion, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (loss) Recognized in Income (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Equity contracts	$(302)	$(109)	$(258)	$(261)
Credit contracts	—	2	—	3
Commodity contracts	(67)	(31)	(306)	(38)
	$(369)	$(138)	$(564)	$(296)
(1)	Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our condensed consolidated statements of operations for our Investment segment.

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

As of June 30, 2026 and December 31, 2025, CVR Energy had swap positions for crack spreads with net notional volumes of 8.2 million and 3.1 million barrels at each period, respectively. As of June 30, 2026 and December 31, 2025, CVR Energy had no barrels and 75 thousand barrels of futures contracts at each period, respectively. As of June 30, 2026 and December 31, 2025, CVR Energy had forward contracts of 324 thousand and 736 thousand barrels at each period, respectively. As of June 30, 2026, CVR Energy held offsetting forward crude and crack commodity buy and sell positions with net notional volumes of approximately 1.4 million and 0.5 million barrels, respectively. As of June 30, 2026, CVR Energy had open fixed-price commitments to purchase a net 20 million RINs. As of December 31, 2025, CVR Energy had open fixed-price commitments to purchase a net of 11 million RINs.

The following table presents the fair value of our Energy segment’s derivatives and the effect of the collateral netting:

	Derivative Assets		Derivative Liabilities
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025

	(in millions)
Commodity contracts	$16	$10	$160	$3
Netting across contract types(1)	(16)	(3)	(57)	(3)
Total(1)	$—	$7	$103	$—

(1)	The netting of derivatives primarily related to initial margin requirements of $6 million and $5 million at June 30, 2026 and December 31, 2025, respectively, which was not offset against derivatives liabilities, net in the condensed consolidated balance sheets.

Certain derivative instruments within our Energy segment contain credit risk-related contingent provisions associated with our Energy segment’s credit ratings. If our Energy segment’s credit rating were to be downgraded below specified levels, counterparties could require our Energy segment to post additional collateral or to request immediate settlement of derivative instruments in a liability position. As of June 30, 2026, the aggregate fair value of derivative instruments in a gross liability position subject to these provisions was $159 million, for which our Energy segment has posted collateral of $47 million. Based on our Energy segment’s derivative positions and collateral posted as of June 30, 2026, our Energy segment would not have been required to post additional collateral or settle its derivative liabilities if the credit-risk related contingent provisions had been triggered at that date.

Certain derivative instruments within our Energy segment are entered into with counterparties that qualify as secured hedging providers under our Energy segment’s asset-based lending facility. Under the terms of the applicable derivative contracts, the counterparties' exposure is secured by the collateral package supporting the asset-based lending facility. Accordingly, our Energy segment generally is not required to post cash collateral or margin with respect to these derivative instruments.

Net (losses) gains recognized on derivatives for our Energy segment were $(75) million and $4 million for the three months ended June 30, 2026 and 2025, respectively, and $(257) million and $19 million for the six months ended June 30, 2026 and 2025, respectively, and are included in cost of goods sold on the condensed consolidated statements of operations.

7.  Related Party Notes Receivable, Net

Related party notes receivable and its related allowance for expected credit losses consists of the following:

	June 30, 2026	December 31, 2025

	(in millions)
Related party notes receivable, gross	$136	$129
Less: Allowance for expected credit losses	—	—
Related party notes receivable, net	$136	$129

There were no write-offs associated with related party notes receivable for the six months ended June 30, 2026. See Note 5, “Fair Value Measurements” for additional information related to the fair value of the related party notes receivable.

8.  Inventories, Net

Inventories, net consists of the following:

	June 30,	December 31,
	2026	2025

	(in millions)
Raw materials	$323	$272
Work in process	106	95
Finished goods	549	478
	$978	$845

9.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	June 30, 2026			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$337	$(87)	$250	$337	$(87)	$250
Food Packaging	6	—	6	6	—	6
Home Fashion	23	(3)	20	24	(3)	21
Pharma	13	—	13	13	—	13
	$379	$(90)	$289	$380	$(90)	$290

Intangible assets, net consists of the following:

	June 30, 2026			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$392	$(280)	$112	$392	$(271)	$121
Developed technology	254	(151)	103	254	(146)	108
Other	159	(117)	42	162	(115)	47
	$805	$(548)	$257	$808	$(532)	$276

Indefinite-lived intangible assets			$73			$73
Intangible assets, net			$330			$349

Amortization expense associated with definite-lived intangible assets was $10 million and $14 million for the three months ended June 30, 2026 and 2025, respectively, and $19 million and $28 million for the six months ended June 30, 2026 and 2025, respectively.

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

Right-of-use assets and lease liabilities are as follows:

	June 30,	December 31,
	2026	2025

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$447	$476
Lease liabilities (accrued expenses and other liabilities)	450	484

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	77	79
Lease liabilities (debt)	86	88

Additional information with respect to our operating leases as of June 30, 2026 and December 31, 2025 is presented below. The lease terms and discount rates for our Energy, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of June 30, 2026	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$66	$61	4.9 years	8.3%
Automotive	341	353	5.0 years	5.9%
Food Packaging	18	20	7.6 years	7.5%
Other segments and Holding Company	22	16
	$447	$450

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2025	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$69	$64	5.1 years	8.1%
Automotive	363	380	5.0 years	5.9%
Food Packaging	20	22	7.6 years	7.5%
Other segments and Holding Company	24	18
	$476	$484

For the three months ended June 30, 2026 and 2025, lease cost was comprised of (i) operating lease cost of $47 million and $45 million, respectively, (ii) amortization of financing lease right-of-use assets of $2 million and $3 million, respectively, and (iii) interest expense on financing lease liabilities of $2 million and $4 million, respectively. For the six months ended June 30, 2026 and 2025, lease cost was comprised of (i) operating lease cost of $93 million and $89 million, respectively, (ii) amortization of financing lease right-of-use assets of $5 million and $5 million, respectively, and (iii) interest expense on financing lease liabilities of $4 million and $5 million, respectively.

Our Automotive segment accounted for $60 million and $67 million of total lease cost for each of the six months ended June 30, 2026 and 2025, respectively.

Lessor Arrangements

Automotive

Our Automotive segment leases available and excess real estate in certain locations under long-term operating leases. Our Automotive segment’s revenues from operating leases were $12 million and $8 million for the three months ended June 30, 2026 and 2025, respectively, and $17 million and $22 million for the six months ended June 30, 2026 and 2025, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations. Our Automotive segment’s expenses from operating leases including variable lease costs were $16 million and $22 million for the three months ended June 30, 2026 and 2025, respectively, and $32 million and $46 million for the six months ended June 30, 2026 and 2025, respectively. Expenses from operating leases are included in other expenses from operations in the condensed consolidated statements of operations.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of June 30, 2026 and December 31, 2025, our Real Estate segment had assets leased to others included in property, plant and equipment of $501 million and $484 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenues from operating leases were $9 million and $2 million for the three months ended June 30, 2026 and 2025, respectively, and $16 million and $5 million for the six months ended June 30, 2026 and 2025, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations. Our Real Estate segment’s expenses from operating leases including variable lease costs were $14 million and $7 million for the three months ended June 30, 2026 and 2025, respectively, and $28 million and $14 million for the six months ended June 30, 2026 and 2025, respectively. Expenses from operating leases are included in other expenses from operations in the condensed consolidated statements of operations.

11.  Debt

Debt consists of the following:

	June 30,	December 31,
	2026	2025

	(in millions)
Holding Company:
6.250% senior notes due 2026	$—	$240
5.250% senior notes due 2027	1,383	1,383
4.375% senior notes due 2029	657	657
9.750% senior notes due 2029	699	699
10.000% senior notes due 2029	989	988
9.000% senior notes due 2030	698	697
	4,426	4,664
Reporting Segments:
Energy	1,783	1,765
Automotive	25	21
Food Packaging	129	142
Real Estate	1	1
Home Fashion	25	23
	1,963	1,952
Total Debt	$6,389	$6,616

Holding Company

Holding Company debt is net of unamortized discounts, premiums, debt issuance costs and notes held in treasury.

In February 2026, we redeemed all outstanding 6.250% senior notes due 2026, at par, using cash on hand.

Energy

In February 2026, CVR Energy completed the issuance of $1 billion aggregate principal amount of senior notes, consisting of $600 million of 7.50% senior notes due February 2031 and $400 million of 7.875% senior notes due February 2034. The proceeds from the issuance of these notes were used to (i) fund the redemption in full of CVR Energy’s existing $600 million in aggregate principal amount of 8.50% senior unsecured notes due 2029 at a redemption price equal to 104.25% of the principal amount in February 2026, resulting in a $28 million loss on extinguishment of debt in the six months ended June 30, 2026, (ii) fund the partial redemption of $217 million of CVR Energy’s existing $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028 at par in February 2026, resulting in a less than $1 million loss on extinguishment of debt in the six months ended June 30, 2026, and (iii) repay the aggregate principal balance of CVR Energy’s senior secured term loan facility, resulting in a $3 million loss on extinguishment of debt in the six months ended June 30, 2026.

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

As of June 30, 2026, total availability under the CVR Energy ABL and CVR Partners’ ABL Credit Agreement (the “CVR Partners ABL”) aggregated to $590 million. The CVR Energy ABL had $10 million of letters of credit outstanding as of June 30, 2026. The CVR Energy ABL matures on February 12, 2031, and the CVR Partners ABL matures on September 26, 2028.

Covenants

We and all of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were $2 million and $2 million for the three months ended June 30, 2026 and 2025, respectively, and ($28) million and $3 million for the six months ended June 30, 2026 and 2025, respectively.

12. Net Income (Loss) Per LP Unit

The components of the computation of basic and diluted income (loss) per LP unit of Icahn Enterprises are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except per unit amounts)
Net income (loss) attributable to Icahn Enterprises	$(355)	$(165)	$(814)	$(587)
Net income (loss) attributable to Icahn Enterprises allocated to limited partners (98.01% allocation)	$(348)	$(162)	$(798)	$(576)

Basic and diluted income (loss) per LP unit:	$(0.52)	$(0.30)	$(1.22)	$(1.08)
Basic and diluted weighted average LP units outstanding (1)	669	545	653	534
(1)	Excludes an immaterial amount of unvested RSU awards during the three months ended June 30, 2026 and 2025.

LP Unit Transactions

Unit Distributions

On February 23, 2026, we declared a quarterly distribution in the amount of $0.50 per depositary unit, in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units, payable April 15, 2026. In April 2026, we distributed 34,841,101 depositary units to unitholders who did not elect to receive cash, of which 32,536,774 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $51 million, of which $25 million was distributed to Mr. Icahn and his affiliates in April 2026.

On May 4, 2026, we declared a quarterly distribution in the amount of $0.50 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units, payable June 25, 2026. In June 2026, we distributed 38,864,540 depositary units to unitholders who did not elect to receive cash, of which 36,456,030 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $52 million, of which $25 million was distributed to Mr. Icahn and his affiliates in June 2026.

At-The-Market Offerings

From time to time Icahn Enterprises enters into open market sale agreements providing for the sale of depositary units under its ongoing “at-the-market” offering program. As of June 30, 2026, Icahn Enterprises may sell depositary units for up to an additional $363 million in aggregate gross proceeds pursuant to the open market sale agreement entered into on August 26, 2024 (the “2024 Open Market Sale Agreement”). No assurance can be made that any or all amounts will be sold during the term of the agreement, and we have no obligation to sell additional depositary units under the 2024 Open Market Sale Agreement. Depending on market conditions, we may continue to sell depositary units under the 2024 Open Market Sale Agreement, and, if appropriate, enter into a new open market sale agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing 2024 Open Market Sale Agreement. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. There can be no assurance that any future capital will be available on acceptable terms or at all under this program.

Repurchase Authorization

On May 9, 2023, the Board of Directors of Icahn Enterprises GP (the “Board”) approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”), in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness. The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board. On November 6, 2024, the Board re-approved the Repurchase Program, and, pursuant to the re-approved Repurchase Program, we were reauthorized to repurchase up to $500 million worth of our outstanding fixed-rate senior notes. During the six months ended June 30, 2026, the Company did not repurchase any of the Company’s depositary units or fixed-rate senior notes under the Repurchase Program. Repurchased notes are extinguished but not retired when held in treasury. We remain authorized to repurchase up to $450 million of our senior notes and up to $500 million of our outstanding depositary units, in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness.

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

Our reportable segments reflect the way the Company is managed, and for which separate financial information is available and evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The Chairman of the Board, who is our CODM, reviews financial information for each segment and evaluates the results in relation to our broader business strategies. Accordingly, segment operating results are assessed based on net income from continuing operations attributable to Icahn Enterprises. Assets provided to the CODM are consistent with those reported in the condensed consolidated balance sheets, and there are no intra-entity sales or transfers, or significant expense categories regularly reviewed by the CODM beyond those disclosed in the condensed consolidated statements of operations.

Condensed Statements of Operations

	Three Months Ended June 30, 2026
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$2,738	$199	$90	$—	$39	$15	$—	$3,081
Other revenues from operations	—	—	154	—	19	—	2	—	175
Net loss from investment activities	(334)	—	—	—	—	—	—	—	(334)
Interest and dividend income	31	6	—	—	5	—	—	7	49
(Loss) gain on disposition of assets, net	—	(2)	1	—	—	—	—	—	(1)
Other income (loss), net	—	3	—	—	3	(1)	—	—	5
	(303)	2,745	354	90	27	38	17	7	2,975
Expenses:
Cost of goods sold	—	2,632	135	78	—	29	9	—	2,883
Other expenses from operations	—	—	124	—	23	—	—	—	147
Dividend expense	5	—	—	—	—	—	—	—	5
Selling, general and administrative	2	41	109	13	5	11	14	8	203
Restructuring, net	—	—	—	1	—	—	1	—	2
Interest expense	2	32	—	3	—	—	—	84	121
	9	2,705	368	95	28	40	24	92	3,361
(Loss) income before income tax benefit	(312)	40	(14)	(5)	(1)	(2)	(7)	(85)	(386)
Income tax (expense) benefit	—	(6)	4	(1)	—	—	—	1	(2)
Net (loss) income	(312)	34	(10)	(6)	(1)	(2)	(7)	(84)	(388)
Less: net (loss) income attributable to non-controlling interests	(74)	41	—	—	—	—	—	—	(33)
Net loss attributable to Icahn Enterprises	$(238)	$(7)	$(10)	$(6)	$(1)	$(2)	$(7)	$(84)	$(355)
Supplemental information:
Capital expenditures	$—	$43	$21	$7	$9	$—	$—	$—	$80
Depreciation and amortization	$—	$95	$12	$5	$8	$2	$2	$—	$124

	Three Months Ended June 30, 2025
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,761	$209	$97	$1	$42	$33	$—	$2,143
Other revenues from operations	—	—	154	—	17	—	1	—	172
Net loss from investment activities	(74)	—	—	—	—	—	—	—	(74)
Interest and dividend income	46	6	1	—	—	—	1	15	69
Gain (loss) on disposition of assets, net	—	1	(2)	—	48	—	—	—	47
Other income, net	8	1	—	—	1	—	(1)	3	12
	(20)	1,769	362	97	67	42	34	18	2,369
Expenses:
Cost of goods sold	—	1,839	144	85	1	33	16	—	2,118
Other expenses from operations	—	—	137	—	17	—	—	—	154
Dividend expense	7	—	—	—	—	—	—	—	7
Selling, general and administrative	3	42	113	13	6	10	14	6	207
Impairment	—	—	—	2	—	—	—	—	2
Restructuring, net	—	—	—	(2)	—	—	—	—	(2)
Interest expense	4	36	1	3	—	1	—	84	129
	14	1,917	395	101	24	44	30	90	2,615
(Loss) income before income tax (expense) benefit	(34)	(148)	(33)	(4)	43	(2)	4	(72)	(246)
Income tax benefit (expense)	—	46	8	1	—	—	—	(10)	45
Net (loss) income	(34)	(102)	(25)	(3)	43	(2)	4	(82)	(201)
Less: net (loss) income attributable to non-controlling interests	(18)	(18)	—	—	—	—	—	—	(36)
Net (loss) income attributable to Icahn Enterprises	$(16)	$(84)	$(25)	$(3)	$43	$(2)	$4	$(82)	$(165)
Supplemental information:
Capital expenditures	$—	$41	$22	$9	$21	$3	$—	$—	$96
Depreciation and amortization	$—	$94	$17	$5	$7	$2	$7	$—	$132

	Six Months Ended June 30, 2026
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$4,718	$386	$177	$3	$78	$30	$—	$5,392
Other revenues from operations	—	—	296	—	37	—	3	—	336
Net loss from investment activities	(634)	—	—	—	—	—	—	(2)	(636)
Interest and dividend income	62	11	—	—	9	—	—	14	96
Loss on disposition of assets, net	—	(3)	—	—	—	—	—	—	(3)
Other (loss) income, net	—	(14)	—	1	10	(1)	—	—	(4)
	(572)	4,712	682	178	59	77	33	12	5,181
Expenses:
Cost of goods sold	—	4,727	258	156	3	61	18	—	5,223
Other expenses from operations	—	—	246	—	42	—	—	—	288
Dividend expense	10	—	—	—	—	—	—	—	10
Selling, general and administrative	6	88	218	26	10	21	28	15	412
Restructuring, net	—	—	—	1	—	—	1	—	2
Interest expense	3	63	1	6	—	1	—	170	244
	19	4,878	723	189	55	83	47	185	6,179
(Loss) income before income tax benefit	(591)	(166)	(41)	(11)	4	(6)	(14)	(173)	(998)
Income tax benefit (expense)	—	27	11	(2)	—	—	—	11	47
Net (loss) income	(591)	(139)	(30)	(13)	4	(6)	(14)	(162)	(951)
Less: net (loss) income attributable to non-controlling interests	(143)	7	—	(1)	—	—	—	—	(137)
Net (loss) income attributable to Icahn Enterprises	$(448)	$(146)	$(30)	$(12)	$4	$(6)	$(14)	$(162)	$(814)
Supplemental information:
Capital expenditures	$—	$90	$68	$16	$19	$1	$—	$—	$194
Depreciation and amortization	$—	$191	$24	$9	$16	$3	$4	$—	$247

	Six Months Ended June 30, 2025
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$3,407	$407	$191	$1	$83	$56	$—	$4,145
Other revenues from operations	—	—	305	—	34	—	1	—	340
Net loss from investment activities	(468)	—	—	—	—	—	—	—	(468)
Interest and dividend income	101	16	2	—	—	—	1	32	152
(Loss) gain on disposition of assets, net	—	—	(4)	—	48	—	—	—	44
Other income (loss), net	15	3	—	2	1	(1)	—	3	23
	(352)	3,426	710	193	84	82	58	35	4,236
Expenses:
Cost of goods sold	—	3,587	288	165	1	64	29	—	4,134
Other expenses from operations	—	—	272	—	33	—	—	—	305
Dividend expense	15	—	—	—	—	—	—	—	15
Selling, general and administrative	7	86	218	25	11	21	27	13	408
Impairment	—	—	—	12	—	—	—	—	12
Restructuring, net	—	—	—	5	—	—	—	—	5
Interest expense	10	71	2	6	—	1	—	167	257
	32	3,744	780	213	45	86	56	180	5,136
(Loss) income before income tax (expense) benefit	(384)	(318)	(70)	(20)	39	(4)	2	(145)	(900)
Income tax benefit (expense)	—	99	18	3	—	—	—	(1)	119
Net (loss) income	(384)	(219)	(52)	(17)	39	(4)	2	(146)	(781)
Less: net (loss) income attributable to non-controlling interests	(144)	(49)	—	(1)	—	—	—	—	(194)
Net (loss) income attributable to Icahn Enterprises	$(240)	$(170)	$(52)	$(16)	$39	$(4)	$2	$(146)	$(587)
Supplemental information:
Capital expenditures	$—	$92	$46	$16	$25	$5	$—	$—	$184
Depreciation and amortization	$—	$178	$34	$10	$11	$3	$14	$—	$250

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Petroleum products	$2,536	$1,558	4,336	$3,033
Nitrogen fertilizer products	202	167	382	310
Other	—	36	—	64
	$2,738	$1,761	$4,718	$3,407

Automotive

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Automotive Services	$341	$355	$665	$688
Other	—	—	—	2
Total revenue from customers	$341	$355	665	690
Lease revenue outside the scope of ASC 606	12	8	17	22
Total Automotive net sales and other revenues from operations	$353	$363	$682	$712

Condensed Balance Sheets

	June 30, 2026
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$13	$737	$24	$8	$34	$2	$22	$381	$1,221
Cash held at consolidated affiliated partnerships and restricted cash	1,790	—	10	—	2	2	—	167	1,971
Investments	1,388	12	—	—	98	—	—	—	1,498
Accounts receivable, net	—	327	29	67	13	27	25	—	488
Related party note receivable	—	—	—	—	136	—	—	—	136
Inventories, net	—	603	161	105	—	86	23	—	978
Property, plant and equipment, net	—	2,282	366	148	765	52	—	3	3,616
Goodwill and intangible assets, net	—	130	312	20	—	20	137	—	619
Other assets	1,132	378	388	80	109	22	9	245	2,363
Total assets	$4,323	$4,469	$1,290	$428	$1,157	$211	$216	$796	$12,890
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$752	$1,578	$711	$110	$28	$38	$63	$75	$3,355
Securities sold, not yet purchased, at fair value	1,000	—	—	—	—	—	—	—	1,000
Debt	—	1,783	25	129	1	25	—	4,426	6,389
Total liabilities	1,752	3,361	736	239	29	63	63	4,501	10,744

Equity attributable to Icahn Enterprises	1,978	575	554	178	1,128	148	153	(3,705)	1,009
Equity attributable to non-controlling interests	593	533	—	11	—	—	—	—	1,137
Total equity	2,571	1,108	554	189	1,128	148	153	(3,705)	2,146
Total liabilities and equity	$4,323	$4,469	$1,290	$428	$1,157	$211	$216	$796	$12,890

	December 31, 2025
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$16	$511	$14	$9	$31	$4	$26	$839	$1,450
Cash held at consolidated affiliated partnerships and restricted cash	1,788	—	8	—	—	3	—	170	1,969
Investments	2,146	17	—	—	88	—	—	—	2,251
Accounts receivable, net	—	235	25	60	10	27	36	—	393
Related party notes receivable, net	—	—	—	—	129	—	—	—	129
Inventories, net	—	472	165	97	—	87	24	—	845
Property, plant and equipment, net	—	2,333	351	141	787	55	—	3	3,670
Goodwill and intangible assets, net	—	139	316	21	—	21	142	—	639
Other assets	1,661	422	369	79	79	15	8	236	2,869
Total assets	$5,611	$4,129	$1,248	$407	$1,124	$212	$236	$1,248	$14,215
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$606	$1,079	$772	$117	$32	$34	$67	$84	$2,791
Securities sold, not yet purchased, at fair value	1,382	—	—	—	—	—	—	—	1,382
Debt	—	1,765	21	142	1	23	—	4,664	6,616
Total liabilities	1,988	2,844	793	259	33	57	67	4,748	10,789

Equity attributable to Icahn Enterprises	2,711	722	455	139	1,091	155	169	(3,500)	1,942
Equity attributable to non-controlling interests	912	563	—	9	—	—	—	—	1,484
Total equity	3,623	1,285	455	148	1,091	155	169	(3,500)	3,426
Total liabilities and equity	$5,611	$4,129	$1,248	$407	$1,124	$212	$236	$1,248	$14,215

14.  Income Taxes

For the three months ended June 30, 2026, we recorded an income tax expense of $2 million on pre-tax loss of $386 million compared to an income tax benefit of $45 million on pre-tax loss of $246 million for the three months ended June 30, 2025. Our effective income tax rate was (0.5%) and 17.5% for the three months ended June 30, 2026 and 2025, respectively.

For the three months ended June 30, 2026, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership loss for which there was no tax benefit as such loss is allocated to the partners, changes in pre-tax earnings attributable to noncontrolling interests and changes in valuation allowances. For the three months ended June 30, 2025, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to changes in the valuation allowance and from partnership loss for which there was no tax benefit as such loss is allocated to the partners.

For the six months ended June 30, 2026, we recorded an income tax benefit of $47 million on pre-tax loss of $998 million compared to an income tax benefit of $119 million on pre-tax loss of $900 million for the six months ended June 30, 2025. Our effective income tax rate was 4.7% and 13.0% for the six months ended June 30, 2026 and 2025, respectively.

For the six months ended June 30, 2026, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership loss for which there was no tax benefit as such loss is allocated to the partners, changes in pre-tax earnings attributable to noncontrolling interests and changes in valuation allowances. For the six months ended June 30, 2025, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to changes in the valuation allowance and from partnership loss for which there was no tax benefit as such loss is allocated to the partners.

15.  Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits, Net
	of Tax	of Tax	Total

	(in millions)
Balance, December 31, 2025	$(31)	$(18)	$(49)
Other comprehensive loss before reclassifications, net of tax	(4)	—	(4)
Other comprehensive loss, net of tax	(4)	—	(4)
Balance, June 30, 2026	$(35)	$(18)	$(53)

16.  Other Income, Net

Other income, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Equity earnings from non-consolidated affiliates	$4	$1	$12	$2
Foreign currency transaction (loss) gain	(1)	(1)	1	1
Loss on extinguishment of debt, net	—	3	(32)	3
Other	2	9	15	17
	$5	$12	$(4)	$23

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

Energy

Call Option Coverage Cases – The appeal filed by CVR Energy and certain of its affiliates (the “Call Defendants”) of the summary judgment granted in Texas state court (the “Texas Suit”) in favor of certain of CVR Energy’s primary and excess insurers (the “Insurers”) relating to the August 2022 settlement (the “Settlement”) of the consolidated lawsuits filed by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders relating to CVR Energy’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership, remains pending before an appellate court in Texas. In May 2026 in the action filed by the Call Defendants in Delaware against the Insurers seeking recovery of all amounts paid in connection with the Settlement (the “Delaware Suit”), the court lifted the previously issued stay for 60 days in advance of a hearing on the Call Defendants’ motion to amend its complaint and other motions. While both cases remain pending, CVR Energy does not expect the outcome of these lawsuits to have a material adverse impact on CVR Energy’s financial position, results of operations, or cash flows.

RFS Disputes – In July 2026, Wynnewood Refining Company, LLC (“WRC”) along with multiple other parties filed opening briefs with the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) in the consolidated actions challenging the EPA’s August 2025 decision on multiple pending petitions for small refinery exemptions (“SREs”) including but not limited to those filed by WRC (the “August 2025 SRE Decisions”). Numerous refiners, including CRRN and WRC, biofuels groups and others filed petitions for review of the 2026/2027 RFS Final Rule in the D.C. Circuit, which petitions remain pending and in their early stages. The EPA has failed to rule on WRC’s SRE petition for the 2025 compliance period filed by WRC in July 2025, despite the EPA’s legal obligation to rule on such petition within ninety days. WRC continues to evaluate any actions WRC may take relating to its 2025 SRE petition should the EPA fail to rule, or adversely rule, on WRC’s 2025 SRE petition.

Given the early stage of these matters, CVR Energy is currently unable to estimate the potential impact on WRC’s past, current, and future obligations under the Renewable Fuel Standard (“RFS”) or on CVR Energy’s financial position, results of operations, or cash flows; however, such impact could be material.

The costs to comply with the RFS obligations through the purchase of RINs, to the extent not otherwise reduced through the blending of ethanol, biodiesel, or renewable diesel, are included in cost of goods sold in the consolidated statements of operations. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Energy’s obligated-party subsidiaries may be entitled), the remaining obligation is valued using period-end RIN market prices for the applicable or nearest vintage year. As of June 30, 2026 and December 31, 2025, CVR Energy’s obligated-party subsidiaries’ RFS liability was $408 million and $72 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

45Q Transaction

In January 2023, CVR Energy and its obligated-party subsidiaries entered into a joint venture and related agreements with unaffiliated third-party investors and others intended to qualify for certain tax credits available under Section 45Q of the Internal Revenue Code. Under the agreements entered into in connection with the 45Q Transaction, CVR Partners and certain of its subsidiaries are obligated to meet certain minimum quantities of carbon dioxide supply each year during the term of the agreement and is subject to fees of up to $15 million per year, with an overall cap at $45 million, should it fail to perform.

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

Energy

Guaranty Dispute – All deadlines in the 2024 and 2025 actions filed by one of CVR Energy’s subsidiaries in the Superior Court of the State of Delaware disputing the validity of an alleged 1993 guaranty (the “Guaranty Dispute”) asserted by Exxon Mobil Corporation (“XOM”) to obligate WRC to defend and indemnify XOM against multiple claims and lawsuits asserted against XOM between 2018 and 2025 arising from alleged contamination from historical oil wells and gas operations in Louisiana have been stayed until September 2026 while the parties continue to engage in mediation activities. While WRC continues to dispute the validity of the guaranty, if these matters are ultimately concluded in a manner adverse to CVR Energy, they could have a material adverse effect on CVR Energy’s financial position, results of operations, or cash flows.

CRNF Ammonia Release – Multiple lawsuits filed against CVR Energy, CVR Partners and certain of their subsidiaries (collectively, the “Ammonia Defendants”) alleging personal injury and related damages arising from an October 2025 ammonia release at the nitrogen fertilizer facility in Coffeyville, Kansas, have been consolidated in Texas state court in Fort Bend County, and discovery is ongoing. The Ammonia Defendants asserted counterclaims in the related declaratory judgment action filed in Kansas state court, in which an insurer seeks a determination that it has no duty to defend or indemnify the Ammonia Defendants in connection with certain of the underlying claims. As these matters are in the preliminary stages, CVR Energy cannot yet determine whether they will have a material adverse effect on its financial position, results of operations, or cash flows.

Kansas Environmental Claims – In July 2026, the United States District Court for the District of Kansas dismissed the medical monitoring claim asserted against CVR Energy, CVR Partners and certain of their affiliates (collectively, the "Kansas Defendants") by three residents of Coffeyville and a purported class of similarly situated persons; discovery is ongoing with respect to the remaining claims seeking compensatory and punitive damages and a court-supervised medical monitoring program, arising from alleged emissions from operations at the Coffeyville Refinery and the Coffeyville Fertilizer Facility. While this matter is in its early stages, if ultimately concluded in a manner adverse to the Kansas Defendants, it could have a material adverse effect on CVR Energy’s financial position, results of operations, or cash flows.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 87% of Icahn Enterprises’ outstanding depositary units as of June 30, 2026. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which include the liabilities of a pension plan sponsored by Viskase. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase plan have been met as of June 30, 2026. If the plan was voluntarily terminated, it would be underfunded by approximately $18 million as of June 30, 2026. These results are based on the most recent information provided by the plan’s actuary. This liability could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase pension plan. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entity to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plan.

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

18.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Six Months Ended June 30,
	2026	2025

	(in millions)
Cash payments for interest	$(225)	$(248)
Cash payments for income taxes, net of payments	(5)	(1)

19. Subsequent Events

Icahn Enterprises

LP Unit Distribution

On August 3, 2026, the Board declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about September 23, 2026 to depositary unitholders of record at the close of business on August 17, 2026. Depositary unitholders will have until September 11, 2026 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending September 18, 2026. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

Icahn Automotive Transaction

On July 19, 2026, Icahn Enterprises, Icahn Automotive Group LLC (“Icahn Automotive”), Mavis Tire Supply, LLC (“Mavis” or “Buyer”), a Delaware limited liability company, and Metis HoldCo, Inc., a Delaware corporation, entered into a Stock Purchase Agreement (the “Pep Boys Purchase Agreement”). Pursuant to the terms of the Pep Boys Purchase Agreement, Icahn Automotive agreed to sell to Buyer, and Buyer agreed to purchase from Icahn Automotive, all of the issued and outstanding capital stock of The Pep Boys-Manny, Moe & Jack Holding Corp., a Delaware corporation and wholly-owned subsidiary of Icahn Automotive (“Pep Boys”), for a base purchase price of $700.0 million, subject to adjustments to be finalized after closing of the transaction (the “Pep Boys Transaction”). In connection with the Pep Boys Purchase Agreement, Icahn Enterprises agreed to guarantee the payment and performance of Icahn Automotive’s obligations under the Agreement, subject to the limitations set forth in the Pep Boys Purchase Agreement. Certain excluded entities and businesses of Pep Boys will not be transferred to Buyer in connection with the transactions contemplated by the Purchase Agreement. The Company will retain the owned real estate previously transferred from Pep Boys, as well as the AAMCO Transmissions and Precision Tune Auto Care Businesses. The Pep Boys Transaction is expected to close in the coming months, subject to satisfaction or waiver of customary closing conditions.

Investment Funds Redemption

In July 2026, Mr. Icahn and his affiliates (excluding us and Brett Icahn) notified the Investment Funds of his intention to redeem $275 million from his personal interest in the Investment Funds included in the Investment segment, which is expected to be completed in August of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2026 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 25, 2026.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of June 30, 2026 representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 87% of Icahn Enterprises’ outstanding depositary units as of June 30, 2026.

Recent Developments

Icahn Automotive Transaction

On July 19, 2026, Icahn Enterprises, Icahn Automotive Group LLC (“Icahn Automotive”), Mavis Tire Supply, LLC (“Mavis” or “Buyer”), a Delaware limited liability company, and Metis HoldCo, Inc., a Delaware corporation, entered into a Stock Purchase Agreement (the “Pep Boys Purchase Agreement”). Pursuant to the terms of the Pep Boys Purchase Agreement, Icahn Automotive agreed to sell to Buyer, and Buyer agreed to purchase from Icahn Automotive, all of the issued and outstanding capital stock of The Pep Boys-Manny, Moe & Jack Holding Corp., a Delaware corporation and wholly-owned subsidiary of Icahn Automotive (“Pep Boys”), for a base purchase price of $700.0 million, subject to adjustments to be finalized after closing of the transaction (the “Pep Boys Transaction”). In connection with the Pep Boys Purchase Agreement, Icahn Enterprises agreed to guarantee the payment and performance of Icahn Automotive’s obligations under the Agreement, subject to the limitations set forth in the Pep Boys Purchase Agreement. Certain excluded entities and businesses of Pep Boys will not be transferred to Buyer in connection with the transactions contemplated by the Purchase Agreement. The Company will retain the owned real estate previously transferred from Pep Boys, as well as the AAMCO Transmissions and Precision Tune Auto Care Businesses. The Pep Boys Transaction is expected to close in the coming months, subject to satisfaction or waiver of customary closing conditions.

Energy

In February 2026, CVR Energy, Inc. (“CVR Energy”) completed the issuance of $1 billion aggregate principal amount of senior notes, consisting of $600 million of 7.50% senior notes due February 2031 and $400 million of 7.875% senior notes due February 2034. The proceeds from the issuance of these notes were used to (i) fund the redemption in full of CVR Energy’s existing $600 million in aggregate principal amount of 8.50% senior unsecured notes due 2029 at a redemption price equal to 104.250% of the principal amount in February 2026, resulting in a $28 million loss on extinguishment of debt in the six months ended June 30, 2026, (ii) fund the partial redemption of $217 million of CVR Energy’s existing $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028 at par in February 2026, resulting in a less than $1 million loss on extinguishment of debt in the six months ended June 30, 2026, and (iii) repay the aggregate principal balance of CVR Energy’s senior secured term loan facility (the “Term Loan”), resulting in a $3 million loss on extinguishment of debt in the six months ended June 30, 2026.

Viskase Private Placement

In January 2026, Viskase completed an equity private placement whereby we acquired an additional 25,862,069 shares of Viskase common stock for a purchase price of $15 million.

Viskase Merger

On June 20, 2025, Viskase, our majority-owned subsidiary, entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Enzon Pharmaceuticals, Inc. (“Enzon”), of which we owned approximately 49% of its outstanding shares of common stock, par value $0.01 per share (the “Enzon Common Stock”) and approximately 98% of its outstanding Series C Non-Convertible Redeemable Preferred Stock, $0.01 par value per share (“Enzon Preferred Stock”).  Pursuant to the terms of the Merger Agreement, (i) a wholly-owned subsidiary of Enzon agreed to merge with and into Viskase, with Viskase surviving the merger as a wholly-owned subsidiary of Enzon (the “Merger”) and (ii) upon consummation of the Merger, each share of Viskase’s common stock, par value $0.01 per share (the “Viskase Common Stock”) issued and outstanding immediately prior to the consummation of the Merger (other than certain specified shares) is automatically converted into the right to receive a number of shares of Enzon Common Stock equal to the exchange ratio set forth in the Merger Agreement.  In connection with execution of the Merger Agreement, we entered into a support agreement with Enzon and Viskase, pursuant to which we agreed to, among other things, convert our Enzon Preferred Stock into Enzon Common Stock  for a number of shares of Enzon Common Stock equal to the aggregate liquidation preference of such shares of Enzon Preferred Stock, divided by the volume-weighted average price of Enzon Common Stock on the “OTCQB” tier of the OTC for the 20 trading days preceding October 24, 2025. The Merger was consummated on March 26, 2026.  As a result of the Merger, the combined company now operates under the name “Viskase Holdings, Inc.” and as of June 30, 2026, we own approximately 94% of the outstanding common stock of the combined company.

Potential Strategic Transactions

As previously disclosed, we are considering, with CVR Energy, potential strategic transactions available to CVR Energy and its subsidiaries, which may include the acquisition of additional entities, assets or businesses, including the acquisition of material amounts of refining assets through negotiated mergers and/or stock or asset purchase agreements by CVR Energy or its subsidiaries, and/or strategic options involving CVR Partners, LP, a controlled subsidiary of CVR Energy (“CVR Partners”). There is no assurance that any of the aforementioned or previously disclosed or other transactions will develop or materialize, or if they do, as to their timing. As of June 30, 2026 we own approximately 71% of the total outstanding common stock of CVR Energy and approximately 3% of the total outstanding common units of CVR Partners. As of June 30, 2026, CVR Energy, through its subsidiaries, held approximately 37% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests.

Investment Fund Redemptions

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

Potential supply chain disruptions, geopolitical and economic instability, volatility in energy prices, the impacts of increasing electric vehicles and liquid natural gas and other improvements in fuel efficiencies and changes in regulatory policies could adversely affect operations, in particular in our Energy segment. Our ability to generate sufficient cash from our operating activities in the current commodity price environment, sell non-core assets, access capital markets, incur additional debt or take any other action to improve our liquidity is subject to the risks discussed in this Quarterly Report on Form 10-Q and elsewhere in our periodic reports and the other risks and uncertainties that exist in our industry, and depends on our future operational performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control. Furthermore, shifts in demand and tightening credit market conditions could impact our financial stability. Fluctuating tariffs, both by the U.S. and globally, ongoing and future trade conflicts and changes in U.S. economic trade policy, and economic uncertainty has led to increased volatility. The impact of tariffs and associated impacts on global trade have not significantly affected our operating businesses as of June 30, 2026.

The comparability of our summarized consolidated financial results presented below is affected primarily by the performance of the Investment Funds and the results of operations of our Energy segment, impacted by the demand and pricing for its products. Refer to our respective segment discussions and “Other Consolidated Results of Operations,” below for further discussion.

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025	2026	2025

	(in millions)
Investment	$(303)	$(20)	$(312)	$(34)	$(238)	$(16)
Holding Company	7	18	(84)	(82)	(84)	(82)

Other Operating Segments:
Energy	2,745	1,769	34	(102)	(7)	(84)
Automotive	354	362	(10)	(25)	(10)	(25)
Food Packaging	90	97	(6)	(3)	(6)	(3)
Real Estate	27	67	(1)	43	(1)	43
Home Fashion	38	42	(2)	(2)	(2)	(2)
Pharma	17	34	(7)	4	(7)	4
Other operating segments	3,271	2,371	8	(85)	(33)	(67)
Consolidated	$2,975	$2,369	$(388)	$(201)	$(355)	$(165)

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025

	(in millions)
Investment	$(572)	$(352)	$(591)	$(384)	$(448)	$(240)
Holding Company	12	35	(162)	(146)	(162)	(146)

Other Operating Segments:
Energy	4,712	3,426	(139)	(219)	(146)	(170)
Automotive	682	710	(30)	(52)	(30)	(52)
Food Packaging	178	193	(13)	(17)	(12)	(16)
Real Estate	59	84	4	39	4	39
Home Fashion	77	82	(6)	(4)	(6)	(4)
Pharma	33	58	(14)	2	(14)	2
Other operating segments	5,741	4,553	(198)	(251)	(204)	(201)
Consolidated	$5,181	$4,236	$(951)	$(781)	$(814)	$(587)

Investment

We invest our proprietary capital through our private investment funds (“Investment Funds”). As of June 30, 2026 and December 31, 2025, we had investments with a fair market value of approximately $2.0 billion and $2.7 billion, respectively in the Investment Funds. As of June 30, 2026 and December 31, 2025, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $591 million and $908 million, respectively. As of June 30, 2026, Mr. Icahn and his affiliates have pledged approximately $330 million of interests in the Investment Funds.

Our Investment segment’s results of operations are reflected in net income in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have a significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity”

section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of and subsequent to June 30, 2026.

For the three months ended June 30, 2026 and 2025, our Investment Funds’ returns were (10.9)% and (0.5)%, respectively. For the six months ended June 30, 2026 and 2025, our Investment Funds’ returns were (18.2)% and (8.8)%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses. The Other category is primarily comprised of interest income earned on cash balances, collateral posted to counterparties and short rebates.

The following tables set forth the performance attribution and net income (loss) for the Investment Funds’ returns for the three and six months ended June 30, 2026 and 2025, respectively, and includes performance of all investment and derivative position types including the impact of the use of leverage through options, short sales, swaps, forwards and other derivative instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Long positions	3.9%	5.6%	8.2%	(4.0)%
Short positions	(15.5)%	(7.1)%	(27.8)%	(6.8)%
Other	0.7%	1.0%	1.4%	2.0%
	(10.9)%	(0.5)%	(18.2)%	(8.8)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Long positions	$122	$143	$274	$(255)
Short positions	(454)	(215)	(906)	(207)
Other	20	38	41	78
	$(312)	$(34)	$(591)	$(384)

Three Months Ended June 30, 2026 and 2025

For the three months ended June 30, 2026, the Investment Funds’ performance was primarily driven by net losses in short positions, offset in part by net gains in long positions. The performance of our Investment segment’s short positions was primarily driven by net losses from broad market hedges of $332 million and net losses in the energy sector of $99 million related to losses on refining hedges, which represent certain equity and commodity derivative positions intended to serve as economic hedges against the value of CVR Energy. The performance of our Investment segment’s long positions was primarily driven by net gains from the consumer, cyclical and industrials sectors of $136 million.

For the three months ended June 30, 2025, the Investment Funds’ performance was primarily driven by net losses in short positions, offset in part by net gains in long positions. The performance of our Investment segment’s short positions was driven primarily by net losses from broad market hedges of $147 million and net losses in the energy sector of $81 million. The performance of our Investment segment’s long positions was primarily driven by net gains from the consumer cyclical sector of $144 million.

Six Months Ended June 30, 2026 and 2025

For the six months ended June 30, 2026, the Investment Funds’ performance was primarily driven by net losses in short positions, offset in part by net gains in long positions. The performance of our Investment segment’s short positions was primarily driven by net losses in the energy sector of $523 million related to losses on refining hedges, which represent certain equity and commodity derivative positions intended to serve as economic hedges against the value of CVR Energy, and net losses from broad market hedges of $292 million. The performance of our Investment segment’s long positions was primarily driven by net gains from the utilities and industrials sectors of $226 million.

For the six months ended June 30, 2025, the Investment Funds’ performance was primarily driven by net losses in long and short positions. The performance of our Investment segment’s long positions was driven primarily by net losses from the healthcare and industrials sectors of $376 million, offset in part by net gains from the utilities sector of $116 million. The performance of our Investment segment’s short positions was primarily driven by net losses from the energy and utilities sectors of $144 million and net losses from broad market hedges of $63 million.

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 92% and 89% of our Energy segment’s net sales for the six months ended June 30, 2026 and 2025, respectively.

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

In addition to geopolitical conditions, including ongoing conflicts and tensions in the Middle East and the Russia/Ukraine conflict, including continued political and economic uncertainty and sanctions-related constraints, long-term factors such as increased tariffs, ongoing and future trade conflicts and changes in U.S. trade policy may also impact the demand for and inventory of refined products. The recent escalation of conflicts in the Middle East has contributed to increased volatility in global energy, oil and fertilizer markets by disrupting supply chains, key trade routes, including the Strait of Hormuz, and commodity pricing, which may adversely affect the Energy segment’s results of operations. Additional factors that may impact the demand for and inventory of refined products include mandated renewable fuels standards, proposed and enacted climate change laws and regulations, and increased mileage and emissions standards for vehicles. The petroleum business is also subject to the EPA’s Renewable Fuel Standard (“RFS”), which, each year, absent exemptions or waivers, requires the operating companies in our Energy segment to blend “renewable fuels” with their transportation fuels or, to the extent available, purchase renewable identification numbers (“RINs”) in lieu of blending, or face liability. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include but are not limited to the availability of RINs for purchase, the actions of RINs market participants including non-obligated parties, transportation fuel and renewable diesel production levels and pricing, the availability of alternative or supportive credits for renewable fuel producers, the mix of the petroleum business’ petroleum products, the refining margin of the petroleum business and other factors, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which the petroleum business’ obligated-party subsidiaries may be entitled. The costs to comply with the RFS are also impacted by, and dependent upon the outcome of, the numerous lawsuits filed by multiple refiners including the petroleum business’ obligated-party subsidiaries, biofuels groups and others. Refer to Note 17, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of RINs.

Ongoing and recently proposed changes to the U.S. global trade policy, along with actual and potential international retaliatory measures, have continued to cause volatility in global markets and uncertainty around short and long-term economic impacts in the U.S. and around the globe, including concerns over inflation, recession and slowing growth. In addition, the ongoing Russian/Ukraine war and Middle East conflicts and tensions continue to present significant geopolitical risks with direct implications to the global oil, fertilizer, and agriculture markets. Such conflicts pose significant geopolitical risks to global markets, raise concerns of major implications, such as enforcement of sanctions, can contribute to further oil price and inventory volatility, and can disrupt the production and trade of fertilizer, grains, and feedstock supply through several means, including trade restrictions and supply chain disruptions. The ultimate outcome of these conflicts and any associated market disruptions are difficult to predict and may affect our Energy business, operations, and cash flows in unforeseen ways.

The following table presents our Energy segment’s net sales, cost of goods sold and gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Net sales	$2,738	$1,761	$4,718	$3,407
Cost of goods sold	2,632	1,839	4,727	3,587
Gross profit (loss)	$106	$(78)	$(9)	$(180)
Gross margin	4%	(4)%	0%	(5)%

Three Months Ended June 30, 2026 and 2025

Net sales for our Energy segment increased by $977 million (55%) for the three months ended June 30, 2026 as compared to the comparable prior year period primarily due to an increase in our petroleum business’ net sales of $978 million and an increase in our nitrogen fertilizer business’ net sales of $35 million. The increase in the petroleum business’ net sales was driven by higher throughput volumes in the current period as a result of the planned major maintenance turnaround at CVR Energy’s Coffeyville refinery (the “2025 Coffeyville Refinery Turnaround”) in the prior period combined with higher gasoline and distillate prices, offset in part by lower revenue from sales of crude oil in 2026 due to inventory management activities during the 2025 Coffeyville Refinery Turnaround. Our nitrogen fertilizer business’ net sales increased primarily due to favorable urea ammonium nitrate (“UAN”) and ammonia sales prices, offset in part by decreased UAN and ammonia sales volumes.

Cost of goods sold for our Energy segment increased by $793 million (43%) for the three months ended June 30, 2026 as compared to the comparable prior year period. The increase was primarily due to higher petroleum throughput volumes as a result of the 2025 Coffeyville Refinery Turnaround in the prior period, an increase in the cost of RFS compliance in the current period, and unfavorable derivatives impact of $80 million resulting primarily from losses on open crack swap positions in the current period, offset in part by favorable inventory valuation impacts of $19 million, primarily related to an increase in crude oil prices in the current period compared to a decrease in price in the previous period. Gross profit for our Energy segment increased by $184 million for the three months ended June 30, 2026 as compared to the comparable prior year period. Gross margin was 4% and (4)% for the three months ended June 30, 2026 and 2025, respectively.

Six Months Ended June 30, 2026 and 2025

Net sales for our Energy segment increased by $1.3 billion (38%) for the six months ended June 30, 2026 as compared to the comparable prior year period primarily due to an increase in our petroleum business’ net sales of $1.3 billion and an increase in our nitrogen fertilizer business’ net sales of $72 million. The increase in the petroleum business’ net sales was driven by higher throughput volumes in the current period as a result of the 2025 Coffeyville Refinery Turnaround in the prior period combined with higher gasoline and distillate prices in the current period, offset in part by lower revenue from sales of crude oil in 2026 due to inventory management activities during the 2025 Coffeyville Refinery Turnaround. Our nitrogen fertilizer business’ net sales increased primarily due to favorable UAN and ammonia sales prices combined with favorable ammonia sales volumes, offset in part by decreased UAN sales volumes.

Cost of goods sold for our Energy segment increased by $1.1 billion (32%) for the six months ended June 30, 2026 as compared to the comparable prior year period. The increase was primarily from our petroleum business, mainly due to higher throughput volumes as a result of the 2025 Coffeyville Refinery Turnaround in the prior period, an increase in the cost of RFS compliance in the current period,  and unfavorable derivatives impact of $275 million resulting primarily from losses on open crack swap positions in the current period, offset in part by favorable inventory valuation impacts of $138 million, primarily related to an increase in crude oil prices in the current period compared to a decrease in price in the previous period. Gross loss for our Energy segment decreased by $171 million for the six months ended June 30, 2026 as compared to the comparable prior year period. Gross margin was 0% and (5)% for the six months ended June 30, 2026 and 2025, respectively.

Automotive

Our Automotive segment’s results of operations are generally driven by the demand for automotive service and maintenance, which is impacted by general economic factors, vehicle miles traveled, and the average age of vehicles on the road, among other factors.

Our Automotive segment has been in the process of a multi-year transformation plan. As part of this plan, our Automotive segment completed the separation of certain of its Automotive Services and Aftermarket Parts businesses into two separate operating companies. Auto Plus, which operated the majority of our Aftermarket Parts business, began operating in locations owned and leased by the Automotive Services business from 2021 until 2023. We exited the Aftermarket Parts business in the first quarter of 2025. In July of 2026, Icahn Automotive entered into the Pep Boys Purchase Agreement, pursuant to which we will sell Pep Boys to Mavis.

In connection with its transformation plan, the Automotive segment leases available and excess real estate in certain locations under long-term operating leases previously utilized by the Aftermarket Parts business. During this multi-year transformation plan, the Automotive segment has continued investing capital to repurpose these locations for future multi-tenant use. In October and November 2025, we executed on the next phase of the transformation plan in which the Automotive segment transferred the majority of its owned real estate to the Real Estate segment. The Real Estate segment also assumed the existing leases with third party tenants from the transferred properties. The Real Estate segment will continue to hold this real estate following the completion of the sale of Pep Boys pursuant to the Pep Boys Purchase Agreement, and lease the properties to Mavis.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Net sales and other revenues from operations	$341	$355	$665	$690
Cost of goods sold and other expenses from operations	243	259	472	514
Gross profit	$98	$96	$193	$176
Gross margin	29%	27%	29%	26%

Three Months Ended June 30, 2026 and 2025

Net sales and other revenues from operations for our Automotive segment for the three months ended June 30, 2026 decreased by $14 million (4%) as compared to the comparable prior year period. The decrease was primarily due to the strategic closure of underperforming locations, which reduced revenues by $12 million in the current period.

Cost of goods sold and other expenses from operations for the three months ended June 30, 2026 decreased by $16 million (6%) as compared to the comparable prior year period. The decrease was mostly attributable to reduced costs from closed stores of $8 million and decreased labor costs from closed stores of $5 million. Gross profit for the three months ended June 30, 2026 increased by $2 million (2%) from the comparable prior year period. Gross margin was 29% and 27% for the three months ended June 30, 2026 and 2025, respectively.

Six Months Ended June 30, 2026 and 2025

Net sales and other revenues from operations for our Automotive segment for the six months ended June 30, 2026 decreased by $25 million (4%) as compared to the comparable prior year period. The decrease was primarily due to the strategic closure of underperforming locations, which reduced revenues by $28 million in the current period, offset in part by price increases of $4 million.

Cost of goods sold and other expenses from operations for the six months ended June 30, 2026 decreased by $42 million (8%) as compared to the comparable prior year period. The decrease was mostly attributable to reduced costs from closed stores of $16 million and decreased labor costs from closed stores of $10 million. Gross profit for the six months ended June 30, 2026 increased by $17 million (10%) from the comparable prior year period. Gross margin was 29% and 26% for the six months ended June 30, 2026 and 2025, respectively.

Food Packaging

Our Food Packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

During the first quarter of 2025, the segment commenced implementation of a restructuring plan designed to enhance operational efficiency and margin performance. The plan includes the consolidation of our North American facilities into a single, centralized location, along with investments in upgraded equipment at that facility. These actions are intended to support increased production volumes while reducing costs and waste. Implementation of the plan is causing interim disruption, but its objective is to maintain global production capability while achieving improved cost structure. The restructuring activities were substantially completed during the first half of 2026. However, we do not expect the segment to realize the efficiency and performance gains from the restructuring until later in 2026, if at all.

Three Months Ended June 30, 2026 and 2025

Net sales for the three months ended June 30, 2026 decreased $7 million (7%) as compared to the comparable prior year period. The decrease was primarily due to volume-related decreases of $11 million, offset in part by favorable effects of an increase in price and product mix of $3 million and favorable foreign exchange of $1 million. Cost of goods sold for the three months ended June 30, 2026 decreased $7 million (8%) as compared to the comparable prior year period primarily due to lower volumes of product sold due to temporary capacity constraints. Gross margin as a percentage of net sales was 13% and 12% for the three months ended June 30, 2026 and 2025, respectively.

Six Months Ended June 30, 2026 and 2025

Net sales for the six months ended June 30, 2026 decreased $14 million (7%) as compared to the comparable prior year period. The decrease was primarily due to volume-related decreases of $23 million, offset in part by favorable effects of an increase in price and product mix of $4 million and favorable foreign exchange of $5 million. Cost of goods sold for the six months ended June 30, 2026 decreased $9 million (5%) as compared to the comparable prior year period primarily due to lower volumes of product sold due to temporary capacity constraints. Gross margin as a percentage of net sales was 12% and 14% for the six months ended June 30, 2026 and 2025, respectively.

Real Estate

Our Real Estate segment consists of investment properties which includes land, retail, office and industrial properties leased to commercial tenants, the development and sale of single-family homes, and the operations of a resort and a country club. Sales of single-family homes and investment properties are included in net sales in our consolidated statements of operations. Results from operations at investment properties and our country club are included in other revenues from operations in our consolidated statements of operations. Net sales and other revenues from operations for the three and six months ended June 30, 2026 was primarily derived from the sale of single-family homes, resort and country club operations.

In the fourth quarter of 2025, our Automotive segment completed the transfer of a group of owned real estate properties to our Real Estate segment. Following the transfer, the Real Estate segment assumed control of the properties and will manage and lease them as part of its ongoing operations. The Real Estate segment will lease properties to the Automotive segment, which will not impact consolidated cash flows or other revenues from operations but will result in increased cash inflows to the Real Estate segment. The Real Estate segment also assumed the existing leases with third party tenants from the transferred properties. The Real Estate segment will continue to hold this real estate following the completion of the sale of Pep Boys pursuant to the Pep Boys Purchase Agreement, and lease the properties to Mavis.

Three Months Ended June 30, 2026 and 2025

Net sales for the three months ended June 30, 2026 decreased $1 million (100%) as compared to the comparable prior year period due to a decrease in single-family home sales. Cost of goods sold for the three months ended June 30, 2026 decreased $1 million (100%) as compared to the prior year period due to a decrease in single-family home sales. Gross margin as a percentage of net sales was 0% and 0% for the three months ended June 30, 2026 and 2025, respectively.

Other revenues from operations for the three months ended June 30, 2026 increased $2 million (12%) as compared to the comparable prior year period due to higher rental revenues. Other expenses from operations for the three months ended June 30, 2026 increased by $6 million (35%) as compared to the comparable prior year period due to higher lease expenses related to the transfer of properties from the Automotive segment.

Six Months Ended June 30, 2026 and 2025

Net sales for the six months ended June 30, 2026 increased $2 million (200%) as compared to the comparable prior year period due to an increase in single-family home sales. Cost of goods sold for the six months ended June 30, 2026 increased $2 million (200%) as compared to the prior year period due to an increase in single-family home sales. Gross margin as a percentage of net sales was 0% for each of the six months ended June 30, 2026 and 2025.

Other revenues from operations for the six months ended June 30, 2026 increased $3 million (9%) as compared to the comparable prior year period due to higher rental revenues. Other expenses from operations for the six months ended June 30, 2026 increased by $9 million (27%) as compared to the comparable prior year period due to higher lease expenses related to the transfer of properties from the Automotive segment.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended June 30, 2026 and 2025

Net sales for the three months ended June 30, 2026 decreased by $3 million (7%) as compared to the comparable prior year period mostly due to lower demand from our retail business. Cost of goods sold for the three months ended June 30, 2026 decreased $4 million (12%). Cost of goods sold was negatively impacted by the Iran war which resulted in lower production and higher unabsorbed costs. These unfavorable impacts were largely offset by a $4 million refund related to tariffs imposed under the International Emergency Economic Powers Act (“ IEEPA”), which favorably reduced cost of goods sold during the period. Gross margin as a percentage of net sales was 26% and 21% for the three months ended June 30, 2026 and 2025, respectively.

Six Months Ended June 30, 2026 and 2025

Net sales for the six months ended June 30, 2026 decreased by $5 million (6%) as compared to the comparable prior year period mostly due to lower demand from our retail business. Cost of goods sold for the six months ended June 30, 2026 decreased $3 million (5%). Cost of goods sold was negatively impacted from the Iran war which resulted in lower production and higher unabsorbed costs. These unfavorable impacts were largely offset by a $4 million refund related to IEEPA tariffs, which favorably reduced cost of goods sold during the period. Gross margin as a percentage of net sales was 22% and 23% for the six months ended June 30, 2026 and 2025, respectively.

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

Pursuant to previously announced settlement agreements, in 2025, two competitors launched competing generic products to the patent protected weight loss treatment sold within our Pharma segment in the United States, which has caused, and we anticipate will continue to cause, a moderate reduction of prescription volume in the retail pharmacy market in the United States. The Pharma segment has launched its weight loss treatment in the UAE and in several EU countries including Poland, Denmark, Finland, Sweden and Iceland. Additionally, launches in twelve other European countries and six additional countries in the Middle East are planned. We anticipate these new launches will eventually offset the lost revenue in the United States.

Three Months Ended June 30, 2026 and 2025

Net sales for the three months ended June 30, 2026 decreased $18 million (55%) as compared to the comparable prior year period primarily due to increased generic competition in the anti-obesity market resulting in decreased sales. Cost of goods sold for the three months ended June 30, 2026 decreased $7 million (44%) as compared to the comparable prior year period primarily due to decreased sales. Gross margin as a percentage of net sales was 40% and 52% for the three months ended June 30, 2026 and 2025, respectively.

Six Months Ended June 30, 2026 and 2025

Net sales for the six months ended June 30, 2026 decreased $26 million (46%) as compared to the comparable prior year period primarily due to increased generic competition in the anti-obesity market resulting in decreased sales. Cost of goods sold for the six months ended June 30, 2026 decreased $11 million (38%) as compared to the comparable prior year period primarily due to decreased sales. Gross margin as a percentage of net sales was 40% and 48% for the six months ended June 30, 2026 and 2025, respectively.

Holding Company

Our Holding Company’s results of operations primarily reflect the interest expense on its senior notes for each of the three and six months ended June 30, 2026 and 2025.

Other Consolidated Results of Operations

Selling, General and Administrative

Three Months Ended June 30, 2026 and 2025

Our consolidated selling, general and administrative costs during the three months ended June 30, 2026 decreased by $4 million (2%) as compared to the comparable prior year period. The decrease was primarily due to lower costs in the Automotive segment of $4 million primarily related to lower marketing expenses.

Six Months Ended June 30, 2026 and 2025

Our consolidated selling, general and administrative costs during the six months ended June 30, 2026 increased by $4 million (1%) as compared to the comparable prior year period. The increase was primarily due to higher costs in the Holding Company segment of $3 million.

Interest Expense

Three Months Ended June 30, 2026 and 2025

Our consolidated interest expense during the three months ended June 30, 2026 decreased by $8 million (6%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense in our Energy segment of $4 million attributable to lower borrowing costs resulting from our Energy segment’s debt refinancing activities in the first quarter of 2026.

Six Months Ended June 30, 2026 and 2025

Our consolidated interest expense during the six months ended June 30, 2026 decreased by $13 million (5%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense in our Energy segment of $8 million attributable to lower borrowing costs resulting from our Energy segment’s debt refinancing activities in the first quarter of 2026 and lower interest expense in our Investment segment of $7 million attributable to changes in short exposure composition.

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

As of June 30, 2026, our Holding Company had cash and cash equivalents of approximately $381 million and total debt of approximately $4.4 billion. The anticipated closing of the Pep Boys Transaction in the coming months is expected to provide additional cash to the Holding Company. As of June 30, 2026, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $2.0 billion. Following the end of the second quarter, the value of our investments in the Investment Funds have declined to approximately $1.7 billion as of July 31, 2026. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity,” including under “Investment Funds Redemptions,” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

Holding Company aggregate outstanding face amount of senior notes consists of the following:

	June 30,	December 31,
	2026	2025

	(in millions)
6.250% senior notes due 2026	—	250
5.250% senior notes due 2027	1,455	1,455
4.375% senior notes due 2029	750	750
9.750% senior notes due 2029	700	700
10.000% senior notes due 2029	1,000	1,000
9.000% senior notes due 2030	750	750
Aggregate outstanding face amount of senior notes	4,655	4,905
Less: Unamortized discounts, premiums, and debt issuance costs	(14)	(16)
Less: Notes held in treasury (1)	(215)	(225)
Total Debt	$4,426	$4,664
(1)	At June 30, 2026 total debt is net of notes held in treasury of $73 million aggregate principal amount of our 5.250% senior notes due 2027, $92 million aggregate principal amount of our 4.375% senior notes due 2029, and $50 million aggregate principal amount of our 9.000% senior notes due 2030. At December 31, 2025 total debt is net of notes held in treasury of $10 million aggregate principal amount of our 6.250% senior notes due 2026, $73 million aggregate principal amount of our 5.250% senior notes due 2027, $92 million aggregate principal amount of our 4.375% senior notes due 2029 and $50 million of 9.000% senior notes due 2030.

Holding Company debt consists of various issues of fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. (together, the “Issuers”) and guaranteed by Icahn Enterprises Holdings (the “Guarantor”). Interest on each tranche of senior notes is payable semi-annually.

In February 2026, we redeemed all outstanding 6.250% senior notes due 2026, at par, using cash on hand.

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

The indentures governing our senior notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. Upon the closing of our secured debt offering in November of 2024, all of our notes are now secured and, as a result, are excluded from the calculation of the ratio test under these covenants. As a result, we no longer have a material amount of unsecured indebtedness, and we and our subsidiaries have substantially more capacity under these covenants to incur additional unsecured indebtedness (but subject to the other covenants in the indentures governing our senior notes that restrict the ability of the Issuers and the Guarantor, as well as the ability of our non-guarantor subsidiaries, to incur incremental indebtedness). The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the 5.250% senior notes due 2027 (the “2027 Notes”), the 4.375% senior notes due 2029, the 10.000% senior notes due 2029 and the 9.000% senior notes due 2030 are subject to optional redemption premiums in the event we redeem any of the notes prior to six months before maturity. The 9.750% senior notes due 2029 are subject to optional redemption premiums in the event we redeem these notes prior to three months before maturity. If we do not refinance the 2027 Notes prior to their maturity in May of 2027, we anticipate that we would be able to repay the balance of the 2027 Notes by redeeming some or all of our interests in the Investment Funds along with using cash at the Holding Company. In addition, we could also seek additional financing sources.

As of June 30, 2026 and December 31, 2025, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Additionally, as of June 30, 2026, based on covenants in the indentures governing our senior notes, we are not permitted to incur additional indebtedness; however, we are permitted to issue new notes in connection with debt refinancings of existing notes.

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

In June 2026, we distributed 38,864,540 depositary units to unitholders who did not elect to receive cash, of which 36,456,030 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $52 million, of which $25 million was distributed to Mr. Icahn and his affiliates in June 2026.

On August 3, 2026, the Board of Directors of the Icahn Enterprises GP (the “Board”) declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about September 23, 2026 to depositary unitholders of record at the close of business on August 17, 2026. Depositary unitholders will have until September 11, 2026 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending September 18, 2026. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

At-The-Market Offerings

From time to time Icahn Enterprises enters into open market sale agreements providing for the sale of depositary units under its ongoing “at-the-market” offering program. As of June 30, 2026, Icahn Enterprises may sell depositary units for up to an additional $363 million in aggregate gross proceeds pursuant to the open market sale agreement entered into on August 26, 2024 (the “2024 Open Market Sale Agreement”). No assurance can be made that any or all amounts will be sold during the term of the agreement, and we have no obligation to sell additional depositary units under the 2024 Open Market Sale Agreement. Depending on market conditions, we may continue to sell depositary units under the 2024 Open Market Sale Agreement, and, if appropriate, enter into a new open market sale agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing 2024 Open Market Sale Agreement. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. There can be no assurance that any future capital will be available on acceptable terms or at all under this program.

Repurchase Authorization

On May 9, 2023, the Board approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”), in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness. The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board. On November 6, 2024, the Board re-approved the Repurchase Program, and, pursuant to the reapproved Repurchase Program, we were reauthorized to repurchase up to $500 million worth of our outstanding fixed-rate senior notes, in addition to the $269 million we repurchased prior to the Board’s reapproval of the Repurchase Program. During the six months ended June 30, 2026, the Company did not repurchase any of the Company’s depositary units or fixed-rate senior notes under the Repurchase Program. Repurchased notes are extinguished but not retired when held in treasury. We remain authorized to repurchase up to $450 million of our senior notes and up to $500 million of our outstanding depositary units, in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Our cash held at consolidated affiliated partnerships balance was $741 million and $746 million as of June 30, 2026 and December 31, 2025, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of Icahn Enterprises.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of June 30, 2026, the Investment Funds had a net short notional exposure of 30%. The Investment Funds’ long exposure was 87% (87% long equity) and its short exposure was 117% (99% short equity and 18% short commodity). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at June 30, 2026.

Of the Investment Funds’ 87% long exposure, 54% was comprised of the fair value of its long positions and 33% was comprised mostly of single name equity forward and swap contracts. Of the Investment Funds’ 117% short exposure, 39% was comprised of the fair value of its short positions and 78% was comprised mostly of short broad market index swap derivative contracts and short commodity contracts.

With respect to both our long positions that are not notionalized (54% long exposure) and our short positions that are not notionalized (39% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other long positions (33% long exposure) and short positions (78% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Investment Funds Redemptions

During the six months ended June 30, 2026, Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $175 million from his personal interest in the Investment Funds and the Holding Company redeemed $240 million. In addition, during the six months ended June 30, 2026, the Holding Company redeemed $40 million in securities from the Investment Funds. As of June 30, 2026 and December 31, 2025, the total fair market value of investments in the Investment Funds owned by the Company was approximately $2.0 billion and $2.7 billion, respectively, representing approximately 77% and 75% of the Investment Funds’ assets under management as of each respective date.

In July 2026, Mr. Icahn and his affiliates (excluding us and Brett Icahn) notified the Investment Funds of his intention to redeem $275 million from his personal interest in the Investment Funds included in the Investment segment, which is expected to be completed in August of 2026.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	June 30,	December 31,
	2026	2025

	(in millions)
Energy	$737	$511
Automotive	24	14
Food Packaging	8	9
Real Estate	34	31
Home Fashion	2	4
Pharma	22	26
	$827	$595

Segment Borrowings and Availability

Segment debt consists of the following:

	June 30,	December 31,
	2026	2025

	(in millions)
Energy	$1,783	$1,765
Automotive	25	21
Food Packaging	129	142
Real Estate	1	1
Home Fashion	25	23
	$1,963	$1,952

Energy

In February 2026, CVR Energy completed the issuance of $1 billion aggregate principal amount of senior notes, consisting of $600 million of 7.50% senior notes due February 2031 and $400 million of 7.875% senior notes due February 2034. The proceeds from the issuance of these notes were used to (i) fund the redemption in full of CVR Energy’s existing $600 million in aggregate principal amount of 8.50% senior unsecured notes due 2029 at a redemption price equal to 104.250% of the principal amount in February 2026, resulting in a $28 million loss on extinguishment of debt in the six months ended June 30, 2026, (ii) fund the partial redemption of $217 million of CVR Energy’s existing $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028 at par in February 2026, resulting in a less than $1 million loss on extinguishment of debt in the six months ended June 30, 2026, and (iii) repay the aggregate principal balance of CVR Energy’s Term Loan, resulting in a $3 million loss on extinguishment of debt in the six months ended June 30, 2026.

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

As of June 30, 2026, total availability under the CVR Energy ABL and CVR Partners’ ABL Credit Agreement (the “CVR Partners ABL”) aggregated to $590 million. The CVR Energy ABL had $10 million of letters of credit outstanding as of June 30, 2026. The CVR Energy ABL matures on February 12, 2031, and the CVR Partners ABL matures on September 26, 2028.

Covenants

Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of June 30, 2026, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

June 30,
2026
(in millions)
Energy	$590
Food Packaging	5
Home Fashion	7
$602

The above outstanding debt and additional borrowing availability with respect to each of our continued operating segments reflects third-party obligations.

Consolidated Cash Flows

Our consolidated cash flows are composed of the activities within our Holding Company, Investment segment and other operating segments. Our Holding Company’s cash flows are generally driven by cash flows resulting from our subsidiaries’ loans, dividends, distributions and contributions, as well as divestitures and acquisitions, equity offerings and debt financings, interest income and expense. Our Investment segment’s cash flows are primarily driven by investment transactions, which are included in net cash flows from operating activities due to the nature of its business, as well as contributions to and distributions from Mr. Icahn and his affiliates (including Icahn Enterprises and Icahn Enterprises Holdings) and Brett Icahn, which are included in net cash flows from financing activities. Our other operating segments’ cash flows are driven by the activities and performance of each business as well as transactions with our Holding Company, as discussed below.

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

Holding Company	$(176)	$93	$(377)	$(149)	$80	$(239)
Investment	414	—	(415)	256	—	(216)

Other Operating Segments:
Energy	371	(86)	(59)	(19)	(267)	(105)
Automotive	(73)	(68)	152	(35)	(42)	(8)
Food Packaging	(28)	(16)	43	4	(16)	17
Real Estate	7	(17)	15	26	23	(60)
Home Fashion	(5)	1	1	(2)	(5)	5
Pharma	(2)	—	(2)	12	2	(23)
Other operating segments	270	(186)	150	(14)	(305)	(174)
Total before eliminations	508	(93)	(642)	93	(225)	(629)
Eliminations	5	(93)	88	—	(79)	79
Consolidated	$513	$(186)	$(554)	$93	$(304)	$(550)

Eliminations

Eliminations in the table above relate to certain of our Holding Company’s transactions with our Investment and other operating segments. Our Holding Company’s net (investments in) distributions from the Investment Funds, when applicable, are included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our Investment segment. Similarly, our Holding Company’s net distributions from (investments in) our other operating segments are included in cash flows from investing activities for our Holding Company and cash flows from financing activities for our other operating segments.

Holding Company

	Six Months Ended June 30,
	2026	2025

Operating Activities:
Cash payments for interest on senior notes	$(171)	$(165)
Interest and dividend income	14	32
Net cash receipts for income taxes, net of payments	(3)	—
Operating costs and other	(16)	(16)
	$(176)	$(149)
Investing Activities:
Distributions from the Investment Funds	$240	$—
Cash from operating segments	29	131
Cash to operating segments	(176)	(52)
Other, net	—	1
	$93	$80
Financing Activities:
Partnership contributions	$—	$34
Partnership distributions	(106)	(154)
Repurchase of senior notes held in treasury	—	(32)
Repayments and repurchases of Holding Company senior notes	(240)	(87)
Payments to acquire additional interests in subsidiaries	(31)	—
	$(377)	$(239)
(Decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	$(460)	$(308)

Operating transactions with subsidiaries includes the reimbursement of operating expenses to our Investment segment based on an expense-sharing agreement.

Distributions paid from the Investment Funds include a distribution paid, which includes payment to the Holding Company, and are eliminated in consolidation.

Cash from operating segments is made up of dividends, distributions, and repayments of intercompany loans that are eliminated in consolidation. During the six months ended June 30, 2026, this includes cash from our Real Estate segment of $13 million, cash from our Energy segment of $8 million, cash from our Investment segment of $5 million, cash from our Pharma segment of $2 million and cash from our Home Fashion segment of $1 million.

Cash to operating segments is made up of intercompany loans and contributions to operating segments that are eliminated in consolidation. During the six months ended June 30, 2026, changes in cash to operating segments was mainly attributable to cash paid to our Automotive segment of $150 million and our Real Estate segment of $26 million.

Payments to acquire additional interests in subsidiaries represent payments to acquire additional interests in CVR Energy of $16 million and the private placement of Viskase of $15 million.

Subsidiary Dividends

For the second quarter of 2026, CVR Energy declared a cash dividend of $0.10 per share, which is payable August 17, 2026, to shareholders of record as of August 10, 2026. Our portion of the dividend is estimated to be approximately $7 million in cash. Additionally, for the second quarter of 2026, CVR Partners declared a distribution of $6.08 per common unit, or approximately $64 million, which is payable August 17, 2026 to unitholders of record as of August 10, 2026. Our portion of the dividend is estimated to be approximately $2 million in cash.

 Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Other Operating Segments

	Six Months Ended June 30,
	2026	2025

Operating Activities:
Net cash flow from operating activities before changes in operating assets and liabilities	$197	$(166)
Changes in operating assets and liabilities	73	152
	$270	$(14)
Investing Activities:
Capital expenditures	$(194)	$(184)
Turnaround expenditures	(1)	(191)
Proceeds from sale of assets	4	52
Proceeds from sale of equity method investments	—	9
Return of equity method investment	5	5
Other	—	4
	$(186)	$(305)
Financing Activities:
Proceeds from other borrowings	$1,004	$12
Repayments of other borrowings	(983)	(87)
Dividends and distributions to non-controlling interests	(31)	(31)
Proceeds from reverse recapitalization	40	—
Cash from Holding Company	176	52
Cash to Holding Company	(24)	(131)
Payments to acquire additional interests in consolidated subsidiaries	15	15
Other	(47)	(4)
	$150	$(174)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	—	—
Decrease (increase) in cash and cash equivalents and restricted cash and restricted cash equivalents	$234	$(493)

Our other operating segments’ cash flows from operating activities before changes in operating assets and liabilities were primarily attributable to the results of our Energy segment during both periods. The change in cash flows from operating activities for the six months ended June 30, 2026 as compared to the comparable prior year was primarily due to an increase in the operating results of our Energy segment.

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

Cash from Holding Company is made up of intercompany loans and contributions between our Holding Company and subsidiaries that are eliminated in consolidation. During the six months ended June 30, 2026, changes in cash to operating segments was mainly attributable to cash paid to our Automotive segment of $150 million and our Real Estate segment of $26 million.

Cash to Holding Company is made up of dividends, distributions, and repayments of intercompany loans that are eliminated in consolidation. During the six months ended June 30, 2026, this includes cash distributions paid from our Real Estate segment of $13 million, cash paid from our Energy segment of $8 million, cash paid from our Pharma segment of $2 million, and cash paid from our Home Fashion segment of $1 million.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of June 30, 2026, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $139 million, $100 million and $285 million, respectively. However, as of June 30, 2026, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an interest of approximately 77% in the Investment Funds.

Item 4. Controls and Procedures

As of June 30, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises, and approximately 87% of Icahn Enterprises’ outstanding depositary units as of June 30, 2026, and, as a result, has the ability to influence many aspects of our operations and affairs.

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

In addition, in past years through the present, Mr. Icahn from time to time has had and currently has borrowings from lenders and has pledged assets he owns personally, directly or through his affiliates, to secure these loans, which pledged assets include Icahn Enterprises depositary units and interests in the Investment Funds. The number of depositary units and the amount of interests in the Investment Funds owned personally by Mr. Icahn, directly or through his affiliates, pledged to secure these loans has been substantial and has fluctuated over time as a result of the amount of outstanding principal amount of the loans, the market price of the depositary units, the value of the Investment Fund interests, and other factors. As of June 30, 2026, Mr. Icahn and his affiliates have pledged 618,393,343 depositary units and approximately $330 million of interests in the Investment Funds. Mr. Icahn amended and restated his loan agreements in July of 2023 (as amended and restated, the “Loan Agreement”). On August 13, 2025, Mr. Icahn and his affiliates entered into Amendment No. 3 to the Loan Agreement (“Amendment No. 3”). Among other changes, Amendment No. 3 extended the maturity of the Loan Agreement to July 2028 and correspondingly extended the payment due dates under the Loan Agreement and amended certain covenants. In connection with Amendment No. 3, Mr. Icahn paid approximately $300 million to the principal of the loan. As of the date of Amendment No. 3, in connection with the Loan Agreement, Mr. Icahn has pledged (i) depositary units of IEP owned by Mr. Icahn, (ii) interests owned by Mr. Icahn in the Investment Funds, and (iii) certain other collateral unrelated to IEP or the Investment Funds. Neither IEP nor any of its subsidiaries is a party to the Loan Agreement or the amendments to the Loan Agreement. The terms of the Loan Agreement require that distributions paid upon, or proceeds from sales of, pledged depositary units be used to prepay the loans or be pledged as additional collateral. Pursuant to the terms of the Loan Agreement, a margin call may only be triggered in the event that the loan-to-value ratio set forth in the Loan Agreement is not maintained.

For purposes of the loan-to-value ratio set forth in the Loan Agreement, the value of the pledged depositary units is calculated based upon the Company’s indicative net asset value rather than the market price of the depositary units. As a result, a continued decline in the Company’s indicative net asset value, or the value of the interests in the Investment Funds, could result in margin calls. Declines in the trading price of the Company’s depositary units do not require Mr. Icahn to deposit additional funds or securities with the lenders or suffer foreclosure on or a forced sale of Mr. Icahn’s depositary units or other assets. While we are confident in our investment strategy and ability to continue to grow our investment portfolio through a refocused activist strategy, and in the effectiveness of our hedges, which are designed to avoid fluctuations in the value of our portfolio, successful execution of our activist investment activities and other aspects of our business involves many risks (including those set forth herein), some of which are out of our control, and our net asset value has declined significantly in recent periods.

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

The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP as the general partner of Icahn Enterprises. Mr. Icahn, through affiliates, holds approximately 87% of Icahn Enterprises’ outstanding depositary units. If sales of depositary units held by Mr. Icahn and his affiliates, as a result of a margin call, foreclosure, changes in tax laws, changes to his estate, or otherwise, were to cause Mr. Icahn and his affiliates to no longer hold at least 25% of the outstanding depositary units, Icahn Enterprises GP could potentially be removed as the general partner of Icahn Enterprises without Mr. Icahn’s consent.

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

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he or she may no longer be treated for U.S. federal income tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Our counsel has not rendered an opinion regarding the treatment of a unitholder where units are loaned to a short seller to cover a short sale of units; therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it (and some states) may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available to service debt or pay distributions to our unitholders, could be substantially reduced.

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

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 87% of Icahn Enterprises’ outstanding depositary units as of June 30, 2026. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase (and, prior to their termination, of ACF Industries LLC (“ACF”), as further described below). All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase plans have been met as of June 30, 2026. If the plans were voluntarily terminated, the Viskase plan would be underfunded by approximately $18 million as of June 30, 2026. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

The current underfunded status of the pension plans of Viskase requires them to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the Viskase controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.

Starfire Holding Corporation (“Starfire”), which is 99.6% owned by Mr. Icahn as of June 30, 2026, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group, including ACF. The Starfire indemnity provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

With respect to the ACF pension plans, on January 31, 2025, the Executive Committee of ACF approved a resolution to terminate its qualified pension plans, which were frozen and no longer accrued benefits. As of December 31, 2024, the fair value of this plan’s assets exceeded its benefit obligations. The termination of the plan was effective January 31, 2025.

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

We are a holding company. In addition to cash and cash equivalents, U.S. government and agency obligations, marketable equity and debt securities and other short-term investments, our assets consist primarily of investments in our subsidiaries. Moreover, if we make significant investments in new operating businesses, it is likely that we will reduce our liquid assets in order to fund those investments and the ongoing operations of our subsidiaries. Consequently, our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units likely will depend on the cash flow of our subsidiaries and the payment of funds to us by our subsidiaries in the form of dividends, distributions, loans or otherwise, including redemptions by us of assets from the Investment Funds.

The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries may be subject or enter into in the future. Further, redemptions by us of our interests in the Investment Funds may not be sufficient to meet our debt service and other cash obligations.

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

Our ability to make payments on and to refinance our indebtedness, and to fund operations will depend on existing cash balances and our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Our current businesses and businesses that we acquire may not generate sufficient cash to service our outstanding indebtedness. In addition, we may not generate sufficient cash flow from operations or investments and future borrowings may not be available to us in an amount sufficient to enable us to service our outstanding indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our outstanding indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our outstanding indebtedness on commercially reasonable terms or at all. The terms of any refinancing may be less favorable than the terms of our current indebtedness, including as a result of higher prevailing interest rates or reduced access to credit markets, which could increase our interest expense and reduce our cash available for operations, distributions and other purposes. If we are unable to refinance our outstanding indebtedness, we may be required to redeem some or all of our interests in the Investment Funds in order to meet our debt service and repayment obligations.

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

Mr. Icahn, through affiliates, as of June 30, 2026, owned 100% of Icahn Enterprises GP and approximately 87% of our outstanding depositary units. If Mr. Icahn were to sell, or otherwise transfer, some or all of his interests in us to an unrelated party or group, as a result of a merger, foreclosure, changes in tax laws, changes to his estate, or otherwise, a change of control could be deemed to have occurred under the terms of the indentures governing our senior notes, which would require us to offer to repurchase all outstanding senior notes at 101% of their principal amount plus accrued and unpaid interest, special interest, if any, and liquidated damages, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes.

We have made significant investments in the Investment Funds and negative performance of the Investment Funds may result in a significant decline in the value of our investments.

As of June 30, 2026, we had investments in the Investment Funds with a fair market value of approximately $2.0 billion, which may be accessed on short notice to satisfy our liquidity needs. Following the end of the second quarter, the value of our investments have continued to decline. If the Investment Funds continue to experience negative performance, the value of these investments will continue to be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position, including our ability to service or repay our debt obligations. In addition, our ability to redeem our interests in the Investment Funds on favorable terms may be limited during periods of market stress or volatility, and the Investment Funds may not be able to liquidate their positions quickly enough to satisfy redemption requests without incurring significant losses. Furthermore, to the extent we rely on redemptions from the Investment Funds as a primary source of liquidity to meet our debt service and other obligations, any impairment of our ability to effect such redemptions, or a decline in the value of the Investment Funds’ assets, could materially adversely affect our liquidity and financial condition.

Future cash distributions to Icahn Enterprises’ unitholders, if any, can be affected by numerous factors.

While we made cash distributions to Icahn Enterprises’ unitholders in each of the four quarters of 2025 and the first two quarters of 2026, the payment of future distributions will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered.

Our ability to pay distributions will depend on numerous factors, including the availability of adequate cash flow from operations; the proceeds, if any, from divestitures; our capital requirements and other obligations, including our obligations to service or repay our outstanding debt; restrictions contained in our financing arrangements, including the indentures governing our senior notes; and our issuances of additional equity and debt securities. As of June 30, 2026, Mr. Icahn and his affiliates owned approximately 87% of our outstanding depositary units, and he has generally elected to take his quarterly distribution in units instead of cash. For the quarterly distributions paid in April and June of 2026, Mr. Icahn elected to take his distributions in a mix of cash and units, and we anticipate that Mr. Icahn will elect to take his distributions in a mix of cash and units with respect to future distributions, which could further reduce the ability of the Company to maintain its current or historical cash distribution amounts. The availability of cash flow in the future depends as well upon events and circumstances outside our control, including prevailing economic and industry conditions and financial, business and similar factors. No assurance can be given that we will be able to make distributions or as to the timing of any distribution. Even if distributions are made, there can be no assurance that holders of depositary units will not be required to recognize taxable income in excess of cash distributions made in respect of the period in which a distribution is made.

Risks Relating to Our Investment Segment

Our investments may be subject to significant uncertainties.

Our investments may not be successful for many reasons, including, but not limited to:

●	fluctuations of or sustained increases in interest rates;
●	lack of control in minority investments;
●	worsening of general economic and market conditions;
●	lack of diversification;
●	lack of success of the Investment Funds’ activist or hedging strategies;
●	increased tariffs or other impacts on global trade;
●	inflationary conditions;
●	fluctuations of U.S. dollar exchange rates; and
●	adverse legal and regulatory developments that may affect particular businesses.

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

The Investment Funds may leverage their capital if their general partners believe that the use of leverage may enable the Investment Funds to achieve a higher rate of return. Accordingly, the Investment Funds may pledge their securities in order to borrow additional funds for investment purposes. The Investment Funds may also leverage their investment return with options, short sales, swaps, forwards and other derivative instruments. The amount of borrowings that the Investment Funds may have outstanding at any time may be substantial in relation to their capital. While leverage may present opportunities for increasing the Investment Funds’ total return, leverage may increase losses as well. Accordingly, any event that adversely affects the value of an investment by the Investment Funds would be magnified to the extent such fund is leveraged, and the value of derivatives or other instruments used to provide leverage may not always be correlated to the value of the reference equity security, which could lead to increased losses in circumstances when the value of the reference security remains higher than that of the derivative. The cumulative effect of the use of leverage by the Investment Funds in a market that moves adversely to the Investment Funds’ investments could result in a substantial loss to the Investment Funds that would be greater than if the Investment Funds were not leveraged. There is no assurance that leverage will be available on acceptable terms, if at all. The agreements governing our swap and other derivative transactions contain various covenants, maintenance obligations and events of default. If we fail to satisfy these requirements, or if specified events occur, including if the net asset value of one or more of our Investment Funds declines below specified thresholds, our derivative counterparties may have the right to terminate some or all of the applicable derivative transactions. Any such early termination could require the affected Investment Funds to close out derivative positions, realize losses, satisfy termination payment obligations or other liabilities, post additional collateral, or liquidate assets at unfavorable prices. These events could materially reduce the value of the assets of our Investment Funds, adversely affect their liquidity and investment performance, and have a material adverse effect on our business, financial condition and results of operations.

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

The regulatory environment in which our Investment segment operates is subject to further regulation in addition to the rules already promulgated, including the Reform Act. Our Investment segment may be adversely affected by the enactment of new or revised regulations, or changes in the interpretation or enforcement of rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. The current U.S. presidential administration has different regulatory priorities than the prior administration, which could continue to lead to changes to the regulations impacting our business or the enforcement priorities of the agencies charged with enforcing those regulations. Such changes may limit the scope of investment activities that may be undertaken by the Investment Funds’ managers. Any such changes could increase the cost of our Investment segment doing business and/or materially adversely impact its profitability. Additionally, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges have taken and are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Investment Funds and the Investment segment could be substantial and adverse.

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

The success of any hedging activities will depend, in part, upon the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the portfolio investments being hedged. However, hedging techniques may not always be possible or effective in limiting potential risks of loss. Since the characteristics of many securities change as markets change or time passes, the success of our Investment segment’s hedging strategy will also be subject to the ability of our Investment segment to continually recalculate, readjust and execute hedges in an efficient and timely manner. While the Investment Funds may enter into hedging transactions to seek to reduce risk, such transactions may result in a poorer overall performance for the Investment Funds than if it had not engaged in such hedging transactions, or result in increased risk and volatility. For a variety of reasons, the Investment Funds may not seek to establish a perfect correlation between the hedging instruments utilized and the portfolio holdings being hedged. Such an imperfect correlation may prevent the Investment Funds from achieving the intended hedge or expose the Investment Funds to risk of loss. The Investment Funds do not intend to seek to hedge every position and may determine not to hedge against a particular risk for various reasons, including, but not limited to, because they do not foresee the occurrence of the risk or because they do not regard the probability of the risk occurring to be sufficiently high as to justify the cost of the hedge.

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
●	The Investment Funds may effect transactions through over-the-counter or inter-dealer markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of exchange-based markets. This exposes the Investment Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Investment Fund to suffer a loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Investment Funds have concentrated their transactions with a single or small group of their counterparties. The Investment Funds are not restricted from dealing with any particular counterparty or from concentrating any or all of the Investment Funds’ transactions with one counterparty.
●	Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by other institutions. This systemic risk may materially adversely affect the financial intermediaries (such as prime brokers, clearing agencies, clearing houses, banks, securities firms and exchanges) with which the Investment Funds interact on a daily basis.
●	The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. The Investment Funds’ trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the Investment Funds might only be able to acquire some but not all of the components of the position, or if the overall positions were to need adjustment, the Investment Funds might not be able to make such adjustment. As a result, the Investment Funds may not be able to achieve the market position selected by our Investment segment and might incur a loss in liquidating their position.
●	The Investment Funds assets may be held in one or more accounts maintained for the Investment Fund by its prime brokers or at other brokers or custodian banks, which may be located in various jurisdictions. The prime broker, other brokers (including those acting as sub-custodians) and custodian banks are subject to various laws and regulations in the relevant jurisdictions in the event of their insolvency. Accordingly, the practical effect of these laws and their application to the Investment Funds’ assets may be subject to substantial variations, limitations and uncertainties. The insolvency of any of the prime brokers, local brokers, custodian banks or clearing corporations may result in the loss of all or a substantial portion of the Investment Funds’ assets or in a significant delay in the Investment Funds having access to those assets.
●	The Investment Funds may invest in synthetic instruments with various counterparties. In the event of the insolvency of any counterparty, the Investment Funds’ recourse will be limited to the collateral, if any, posted by the counterparty and, in the absence of collateral, the Investment Funds will be treated as a general creditor of the counterparty. While the Investment Funds expect that returns on a synthetic financial instrument may reflect those of each related reference security, as a result of the terms of the synthetic financial instrument and the assumption of the credit risk of the counterparty, a synthetic financial instrument may have a different expected return. The Investment Funds may also invest in credit default swaps.
●	The terms of our swap and other derivative agreements contain certain covenants and maintenance obligations. If we fail to satisfy these requirements, or if specified events occur, our derivative counterparties may have the right to terminate some or all of the applicable derivative transactions. Because a significant portion of our derivative transactions are entered into with a limited number of counterparties, the exercise of termination rights by one or more of those counterparties could have a disproportionate impact on our liquidity and financial condition

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

Our operating subsidiaries, particularly within our Energy segment, may become subject to catastrophic loss, which may cause operations to shut down or become significantly impaired. Our operating subsidiaries may also be subject to liability for hazards for which they cannot be insured, which could exceed policy limits or against which they may elect not to be insured due to high premium costs. Examples of such risks include but are not limited to industrial accidents, environmental hazards, power outages, equipment failures, structural failures, flooding, unusual or unexpected geological conditions and extreme weather conditions, among others. Such risks have become even more heightened in recent years as a result of the effects of climate change. These events may damage or destroy properties, production facilities, transport facilities and equipment, adversely impact our supply chain and lead to personal injury or death, environmental damage, including natural resource damage, waste from intermediary products or resources, production or transportation delays, increased production costs and monetary losses or legal liability. Such damages are not limited to our operations or our employees and could significantly impact the surrounding areas. Operations at our subsidiaries could be curtailed, limited or completely shut down for an extended period of time, or indefinitely, as a result of one or more unforeseen events and circumstances, which may or may not be within our control, and which may not be adequately insured. Any one of these events and circumstances could have a material adverse impact on our operations, financial condition and cash flows.

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

There is also increased regulatory interest in per- and polyfluoroalkyl substances (“PFAS”). In April 2024, the U.S. Environmental Protection Agency (“EPA”) finalized a rule designating two PFAS compounds as hazardous substances under CERCLA, which became effective on July 8, 2024, though it remains subject to challenge in the D.C. Circuit Court of Appeals by several industry groups. The outcome of that litigation is uncertain and could affect the scope or implementation of the rule. In addition, on February 8, 2024, EPA had proposed to amend RCRA to include nine PFAS, their salts and their structural isomers to its list of hazardous constituents. That proposal remains pending. As a result of the CERCLA designation, and if additional PFAS compounds are designated as hazardous substances under CERCLA or are listed as hazardous constituents or otherwise become regulated under RCRA, EPA may have expanded the authority to order the investigation and remediation of those compounds, and to reopen closed sites which are shown to be impacted by these PFAS compounds, which could result in increased investigation, remediation and monitoring obligations and potential related liabilities. If we are subject to those additional requirements and need to incur additional cost in connection therewith, if we are unable to maintain sales of our products at a price that reflects such increased costs, or if there is a reduced demand for our products, there could be a material adverse effect on our business, financial condition and results of operations. Certain of our subsidiaries’ facilities operate under a number of federal and state environmental permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. These environmental permits, licenses, approvals, limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval, limit or standard. Non-compliance or incomplete documentation of our subsidiaries’ compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, there may be times when certain of our subsidiaries are unable to meet the standards and terms and conditions of our environmental permits, licenses and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on their ability to operate their facilities and accordingly on our consolidated financial position, results of operations or cash flows.

Many of these climate change and environmental laws and regulations and the terms and conditions of related permits, licenses, and approvals are becoming increasingly stringent, and new or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change and GHG emissions, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations, including as a result of the cost of compliance with these requirements, which can be expected to increase over time. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. These expenditures or costs for climate-related and environmental compliance could have a material adverse effect on our operating subsidiaries' results of operations, financial condition and profitability. Refer to Note 19, “Commitments and Contingencies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional discussion of environmental matters affecting our businesses.

Our Energy segment’s businesses are, and commodity prices are, cyclical and highly volatile, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Our Energy segment’s petroleum business’ financial results are primarily affected by the margin between refined product prices and the prices for crude oil and other feedstocks. Historically, refining margins have been volatile and vary by region, and are expected to continue to be volatile in the future. The petroleum business’ cost to acquire feedstocks and the price at which it can ultimately sell refined products depend upon several factors beyond its control, including regional and global supply of and demand for crude oil, gasoline, diesel and other feedstocks and refined products. These in turn depend on, among other things, the availability and quantity of imports, the production levels of U.S. and international suppliers, levels of refined petroleum product inventories, productivity and growth (or the lack thereof) of U.S. and global economies, U.S. relationships with foreign governments, political affairs and the extent of governmental regulation. Profitability of some of the products, like renewable diesel, are also dependent upon government subsidies including carbon and tax credits, which may be reduced or eliminated.

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

General Risk Factors

General

All of our businesses are subject to the effects of the following:

●	the threat of terrorism or war;
●	health epidemics or pandemics (or expectations about them);
●	loss of any of our or our subsidiaries’ key personnel;
●	the unavailability, as needed, of additional financing;
●	sustained inflationary conditions;
●	higher or volatile interest rates;
●	significant competition, varying by industry and geographic markets;
●	the unavailability of insurance at acceptable rates; and
●	litigation not in the ordinary course of business (see Item 1 of Part II, “Legal Proceedings,” of this Report).

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

Changes in economic conditions could adversely affect our financial condition and results of operations. A number of economic factors, including, but not limited to, consumer interest rates, tariffs and global trade policies, consumer confidence and debt levels, retail trends, housing starts, sales of existing homes, the level and availability of mortgage refinancing, and commodity prices, may generally adversely affect our businesses, financial condition and results of operations. Recessionary economic cycles, higher and protracted unemployment rates, increased fuel and other energy and commodity costs, rising costs of transportation and increased tax rates and general inflationary pressures can have a material adverse impact on our businesses, and may adversely affect demand for sales of our businesses’ products, or the costs of materials and services utilized in their operations, and the performance of our Investment Funds. The conflicts in Ukraine and the Middle East including the ongoing U.S.-Iran war have exacerbated many of these issues, including leading to increased prices of gasoline and distillates as a result of the global increase in commodity prices, which for example, has impacted, and may continue to impact, the input costs for our Energy segment. These factors could have a material adverse effect on our revenues, income from operations and our cash flows.

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

Threats to information technology systems associated with cybersecurity and other technological risks and cyber incidents or attacks continue to grow. We and our subsidiaries depend on the accuracy, capacity and security of our information technology systems and those used by our third-party service providers. In addition, we and our subsidiaries collect, process and retain sensitive and confidential information in the normal course of business, including information about our employees, customers and other third parties. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities, systems, and networks, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, employee misconduct, malicious attacks, acts of vandalism or other events. In addition, hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could result in security breaches or disruptions. Moreover, cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools (including artificial intelligence) that circumvent controls, evade detection and even remove forensic evidence of the infiltration. The United States government has warned of the potential risk of Russian cyberattacks stemming from the ongoing Russian/Ukraine conflict. These events or any other disruption or compromise of our or our third-party service providers’ information technology systems could negatively impact our business operations or result in the misappropriation, loss or other unauthorized disclosure of sensitive and confidential information. Such events could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect our results of operations, any of which could adversely affect our financial performance. Refer to “Item 1C. Cybersecurity” in our  Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any depositary units pursuant to our approved repurchase program discussed above in the three months ended June 30, 2026.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Appointment of Chief Accounting Officer

On August 3, 2026, the Board of Directors of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P. (the “Company”), appointed Rowella (Ching) Asuncion-Gumabong, who currently serves as Senior Vice President of Finance and Accounting of Icahn Associates Holding LLC (“Icahn Associates”), a privately owned company indirectly controlled by the Company’s Chairman, Mr. Carl Icahn, as the Chief Accounting Officer of the Company and Icahn Enterprises G.P., Inc., effective August 6, 2026. Ms. Asuncion-Gumabong will serve as the Company’s principal accounting officer. Robert Flint, who has served as the Company’s Chief Financial Officer since May 2026 and as its Chief Accounting Officer since January 2024, will continue in his role as the Company’s Chief Financial Officer. In connection with Ms. Asuncion-Gumabong’s appointment to her new role, her base salary has been increased by $100,000 per annum. The Company will reimburse Icahn Associates for the portion of Ms. Asuncion-Gumabong’s annual base salary of $500,000 attributable to services she provides for the Company, based upon the relative amount of time spent on activities for both the Company and Icahn Associates. Ms. Asuncion-Gumabong is currently expected to spend approximately 60% of her business time on performing her duties for the Company.

Ms. Asuncion-Gumabong, age 47, has served as the Senior Vice President of Finance and Accounting at Icahn Associates since January 2022 and previously served in various other roles at Icahn Associates since January 2009. Prior to joining Icahn Associates, Ms. Asuncion-Gumabong served as an Audit Supervisor at McGladrey & Pullen, LLP from January 2007 to January 2009 and as a Senior Auditor at Grant Thornton LLP from January 2005 to January 2007. Ms. Asuncion-Gumabong received her B.S. in Accountancy from the University of the Philippines.

Other than as described herein, there are no arrangements or understandings between Ms. Asuncion-Gumabong and any other persons pursuant to which she was selected as Chief Accounting Officer and principal accounting officer of the Company, and she has no family relationship with any director or executive officer of the Company and has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

10.1	Andrew Teno Separation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2026).
10.2	Ted Papapostolou Employment Letter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2026).
10.3	Robert Flint Employment Letter (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2026).
10.4	Form of Deferred Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2026).
10.5†*

Stock Purchase Agreement dated July 19, 2026, by and among Metis HoldCo, Inc., Mavis Tire Supply, LLC, Icahn Automotive Group LLC, and Icahn Enterprises L.P., solely for the purposes of certain sections therein.

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

† Certain confidential information has been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

* Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K and portions of this exhibit have been redacted pursuant to Item 601(a)(6) and Item 601(b)(10) of Regulation S-K. The Company will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/ Ted Papapostolou
Ted Papapostolou President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Robert Flint
Robert Flint Chief Financial Officer, Chief Accounting Officer, and Director (Principal Financial Officer and Principal Accounting Officer)

Date: August 4, 2026