Form 10-Q
period 2026-09-30
ICAHN ENTERPRISES L.P.
filed 2026-11-04
CIK 813762

f[

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 3, 2026, there were 756,961,276 of Icahn Enterprises’ depositary units outstanding.

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

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Part I, Item 2 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These include risks related to economic downturns, substantial competition and rising operating costs; risks related to our investment activities, including the nature of the investments made by the private funds in which we invest and the impact of the use of leverage through options, short sales, swaps, forwards and other derivative instruments, including the risk of counterparty termination and early settlement of such positions; risks related to our ability to comply with the covenants in our senior notes and the risk of foreclosure on the assets securing our notes; risks related to our ability to refinance our debt; our ability to continue to meet our liquidity needs; declines in the fair value of our investments, losses in the private funds and loss of key employees; risks related to our ability to continue to conduct our activities in a manner so as to not be deemed an investment company under the Investment Company Act of 1940, as amended, or to be taxed as a corporation; risks related to short sellers and associated litigation and regulatory inquiries; risks related to our general partner and controlling unitholder; pledges of our units by our controlling unitholder; risks related to our energy business, including the volatility and availability of crude oil, other feed stocks and refined products, declines in global demand for crude oil, refined products and liquid transportation fuels, unfavorable refining margin (crack spread), interrupted access to pipelines, significant fluctuations in nitrogen fertilizer demand in the agricultural industry and seasonality of results; volatile commodity pricing and higher industry utilization and oversupply; risks related to the potential acquisition by CVR Energy from indirect subsidiaries of Marathon Petroleum Corporation of certain refining assets (the “CVR Acquisition”), including the risk that the CVR Acquisition is not completed within the expected timeframe or at all, or that CVR Energy is unable to realize the anticipated benefits of the CVR Acquisition; risks related to the financing of the CVR Acquisition; risks related to other potential strategic transactions involving our Energy segment, and the impact of tariffs; risks related to our automotive activities and exposure to adverse conditions in the automotive industry; risks related to our food packaging activities, including competition from better capitalized competitors, inability of our suppliers to timely deliver raw materials, and the failure to effectively respond to industry changes in casings technology; supply chain issues; inflation, including increased costs of raw materials and shipping; interest rate increases; labor shortages and workforce availability; risks related to our real estate activities, including the extent of any tenant bankruptcies and insolvencies; risks related to our home fashion operations, including changes in the availability and price of raw materials, manufacturing disruptions, and changes in transportation costs and delivery times; the impacts from the Russia/Ukraine conflict and conflict in the Middle East, including the U.S.-Israel and Iran war, and any related economic volatility, disruptions to global commodity markets, export controls and other economic sanctions; and political and regulatory uncertainty, including changing economic policy and the imposition of tariffs. These risks and uncertainties also include the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements. Except as required by law, we undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, after the date of this Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2026	2025

	(in millions, except unit amounts)
ASSETS
Cash and cash equivalents	$2,290	$1,450
Cash held at consolidated affiliated partnerships and restricted cash	1,307	1,969
Investments	989	2,251
Due from brokers	797	1,656
Accounts receivable, net	614	393
Related party notes receivable, net	141	129
Inventories, net	870	845
Property, plant and equipment, net	3,293	3,670
Deferred tax asset	243	165
Derivative assets, net	6	7
Goodwill	105	290
Intangible assets, net	279	349
Other assets	694	1,041
Total Assets	$11,628	$14,215
LIABILITIES AND EQUITY
Accounts payable	$712	$690
Accrued expenses and other liabilities	1,331	1,192
Deferred tax liabilities	272	314
Derivative liabilities, net	643	595
Securities sold, not yet purchased, at fair value	750	1,382
Debt	6,357	6,616
Total liabilities	10,065	10,789

Commitments and Contingencies (Note 17)

Equity:
Limited partners: Depositary units: 756,961,276 units issued and outstanding at September 30, 2026 and 637,209,452 units issued and outstanding at December 31, 2025	1,555	2,728
General partner	(809)	(786)
Equity attributable to Icahn Enterprises	746	1,942
Equity attributable to non-controlling interests	817	1,484
Total equity	1,563	3,426
Total Liabilities and Equity	$11,628	$14,215

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except per unit amounts)
Revenues:
Net sales	$3,549	$2,316	$8,941	$6,461
Other revenues from operations	111	168	447	508
Net loss from investment activities	(779)	(48)	(1,415)	(516)
Interest and dividend income	46	70	142	222
Gain on disposition of assets, net	209	218	206	262
Other income, net	35	1	31	24
	3,171	2,725	8,352	6,961
Expenses:
Cost of goods sold	2,733	1,685	7,956	5,819
Other expenses from operations	90	150	378	455
Selling, general and administrative	177	218	589	626
Dividend expense	4	10	14	25
Impairment	165	—	165	12
Restructuring, net	—	2	2	7
Interest expense	116	122	360	379
	3,285	2,187	9,464	7,323
Income (loss) before income tax expense	(114)	538	(1,112)	(362)
Income tax (expense) benefit	(113)	(127)	(66)	(8)
Net (loss) income	(227)	411	(1,178)	(370)
Less: net (loss) income attributable to non-controlling interests	(2)	124	(139)	(70)
Net (loss) income attributable to Icahn Enterprises	$(225)	$287	$(1,039)	$(300)

Net (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(220)	$281	$(1,018)	$(295)
General partner	(5)	6	(21)	(5)
	$(225)	$287	$(1,039)	$(300)

Basic and Diluted (loss) income per LP unit	$(0.31)	$0.49	$(1.51)	$(0.54)
Basic and Diluted weighted average LP units outstanding	716	575	675	548
Distributions declared per LP unit	$0.50	$0.50	$1.50	$1.50

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Net (loss) income	$(227)	$411	$(1,178)	$(370)
Other comprehensive (loss) income, net of tax:
Post-retirement benefits and other	—	(1)	—	1
Translation adjustments	(1)	(2)	(5)	7
Other comprehensive (loss) income, net of tax	(1)	(3)	(5)	8
Comprehensive (loss) income	(228)	408	(1,183)	(362)
Less: Comprehensive (loss) income attributable to non-controlling interests	(2)	124	(139)	(70)
Comprehensive (loss) income attributable to Icahn Enterprises	$(226)	$284	$(1,044)	$(292)

Comprehensive (loss) income attributable to Icahn Enterprises allocated to:
Limited partners	$(221)	$278	$(1,023)	$(286)
General partner	(5)	6	(21)	(6)
	$(226)	$284	$(1,044)	$(292)

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2025	$(786)	$2,728	$1,942	$1,484	$3,426
Net loss	(9)	(450)	(459)	(104)	(563)
Other comprehensive loss	—	(3)	(3)	—	(3)
Partnership distributions payable	(6)	(319)	(325)	—	(325)
Investment segment distributions to non-controlling interests	—	—	—	(175)	(175)
Purchase of additional interests in consolidated subsidiaries	—	(10)	(10)	(6)	(16)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(2)	(2)
Changes in subsidiary equity and other	—	2	2	3	5
Balance, March 31, 2026	$(801)	$1,948	$1,147	$1,200	$2,347
Net loss	(7)	(348)	(355)	(33)	(388)
Other comprehensive loss	—	(1)	(1)	—	(1)
Partnership distributions payable reversal	6	319	325	—	325
Partnership distributions	(2)	(104)	(106)	—	(106)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(29)	(29)
Changes in subsidiary equity and other	—	(1)	(1)	(1)	(2)
Balance, June 30, 2026	$(804)	$1,813	$1,009	$1,137	$2,146
Net loss	(5)	(220)	(225)	(2)	(227)
Other comprehensive loss	—	(1)	(1)	—	(1)
Partnership distributions	(1)	(55)	(56)	—	(56)
Partnership contributions	—	23	23	—	23
Investment segment distributions to non-controlling interests	—	—	—	(276)	(276)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(42)	(42)
Changes in subsidiary equity and other	1	(5)	(4)	—	(4)
Balance, September 30, 2026	$(809)	$1,555	$746	$817	$1,563

	Equity Attributable to Icahn Enterprises
	General	Limited		Non-
	Partner’s	Partners’	Total Partners’	controlling
	Deficit	Equity	Equity	Interests	Total Equity

	(in millions)
Balance, December 31, 2024	$(775)	$3,241	$2,466	$2,155	$4,621
Net loss	(8)	(414)	(422)	(158)	(580)
Other comprehensive income	—	3	3	—	3
Partnership distributions payable	(6)	(261)	(267)	—	(267)
Purchase of additional interests in consolidated subsidiaries	—	(18)	(18)	(17)	(35)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(12)	(12)
Changes in subsidiary equity and other	—	12	12	—	12
Balance, March 31, 2025	$(789)	$2,563	$1,774	$1,968	$3,742
Net loss	(3)	(162)	(165)	(36)	(201)
Other comprehensive income	—	7	7	1	8
Partnership distributions payable reversal	6	261	267	—	267
Partnership distributions	(3)	(151)	(154)	—	(154)
Partnership contributions	—	34	34	—	34
Investment segment distributions to non-controlling interests	—	—	—	(216)	(216)
Purchase of additional interests in consolidated subsidiaries	—	(17)	(17)	(20)	(37)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(15)	(15)
Changes in subsidiary equity and other	(1)	(2)	(3)	(2)	(5)
Balance, June 30, 2025	$(790)	$2,533	$1,743	$1,680	$3,423
Net income	6	281	287	124	411
Other comprehensive loss	—	(2)	(2)	(1)	(3)
Partnership distributions	(2)	(77)	(79)	—	(79)
Partnership contributions	—	11	11	—	11
Investment segment distributions to non-controlling interests	—	—	—	(310)	(310)
Dividends and distributions to non-controlling interests in subsidiaries	—	—	—	(25)	(25)
Changes in subsidiary equity and other	1	(11)	(10)	1	(9)
Balance, September 30, 2025	$(785)	$2,735	$1,950	$1,469	$3,419

See notes to condensed consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2026	2025

	(in millions)
Cash flows from operating activities:
Net loss	$(1,178)	$(370)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from securities transactions	639	32
Purchases of securities	(116)	(1,226)
Proceeds from sales of securities	1,417	1,799
Payments to cover securities sold, not yet purchased	(1,867)	(773)
Proceeds from securities sold, not yet purchased	553	570
Changes in receivables and payables relating to securities transactions	897	(115)
Changes in derivative assets and liabilities	148	252
Gain on disposition of assets, net	(206)	(262)
Depreciation and amortization	361	408
Impairment	165	13
Deferred taxes	(84)	5
Other, net	141	41
Changes in other operating assets and liabilities	(141)	(266)
Net cash provided by operating activities	729	108
Cash flows from investing activities:
Capital expenditures	(294)	(266)
Turnaround expenditures	(2)	(196)
Proceeds from disposition of businesses and assets	642	112
Proceeds from sale of equity method investment	—	—
Return of equity method investment	6	6
Other, net	1	7
Net cash used in investing activities	353	(337)
Cash flows from financing activities:
Investment segment distributions to non-controlling interests	(451)	(526)
Partnership contributions	23	45
Partnership distributions	(163)	(233)
Purchase of additional interests in consolidated subsidiaries	(16)	(72)
Dividends and distributions to non-controlling interests in subsidiaries	(73)	(51)
Proceeds from reverse recapitalization	40	—
Proceeds from Holding Company senior notes	—	495
Repayments of Holding Company senior notes	(240)	(479)
Repurchase of Holding Company senior notes	(10)	(46)
Proceeds from subsidiary borrowings	1,004	9
Repayments of subsidiary borrowings	(983)	(108)
Other, net	(35)	(15)
Net cash used in financing activities	(904)	(981)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	—	(4)
Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents	178	(1,214)
Cash and cash equivalents and restricted cash and restricted cash equivalents, beginning of period	3,419	5,239
Cash and cash equivalents and restricted cash and restricted cash equivalents, end of period	$3,597	$4,025

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2026, representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 87% of our outstanding depositary units as of September 30, 2026.

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

Investment

Our Investment segment is comprised of various private investment funds (“Investment Funds”) in which we have general partner interests and through which we invest our proprietary capital. As general partner, we provide investment advisory and certain administrative and back-office services to the Investment Funds but do not provide such services to any other entities, individuals or accounts. We and certain of Mr. Icahn’s family members and affiliates are the only investors in the Investment Funds. Interests in the Investment Funds are not offered to outside investors. We had interests in the Investment Funds with a fair value of approximately $1.4 billion and $2.7 billion as of September 30, 2026 and December 31, 2025, respectively.

Energy

We conduct our Energy segment through our majority owned subsidiary, CVR Energy, Inc. (“CVR Energy”), along with our interest in CVR Partners, LP, a publicly traded limited partnership (“CVR Partners”) and subsidiary of CVR Energy. CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing businesses as well as in the nitrogen fertilizer manufacturing and distribution businesses through its holdings in CVR Partners. CVR Energy is an independent petroleum refiner and is a marketer of high value transportation fuels primarily in the form of gasoline, diesel, jet fuel and distillates, as well as activities related to crude oil gathering and logistics that support refinery operations. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR Energy held 100% of the general partner interest and approximately 37% of the outstanding common units of CVR Partners as of September 30, 2026.

During the nine months ended September 30, 2026, we increased our ownership of CVR Energy by acquiring 783,404 shares for a total purchase price of approximately $16 million. As of September 30, 2026, we owned approximately 71% of the total outstanding common stock of CVR Energy and 3% of the outstanding common units of CVR Partners.

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

Automotive

We conduct our Automotive segment through our wholly owned subsidiary, Icahn Automotive Group LLC (“Icahn Automotive”). Our Automotive segment is primarily comprised of AAMCO Transmission and Total Car Care ("AAMCO") and Precision Tune Auto Care ("PTAC"). AAMCO is a franchisor of automotive repair centers specializing in automotive transmission and general repairs. PTAC operates and franchises automotive maintenance service centers providing a range of automotive care services, including oil change and lubrication services.

On August 20, 2026, we closed on the previously announced sale of The Pep Boys-Manny, Moe & Jack Holding Corp. ("Pep Boys") to Mavis Tire Supply, LLC ("Mavis"). In connection with this sale, we received net proceeds of $645 million and recorded a pretax gain on disposition of assets of $215 million, in the third quarter of 2026. The gain is based on the initial closing calculations and remains subject to adjustment upon the final settlement of post-closing working capital and other adjustments with Mavis. In addition, certain real estate and lease interests were retained by the Company and are reported within our Real Estate segment. See Note 10, “Leases,” for additional information.

Prior to its sale, Pep Boys was included in our Automotive segment and provided a full range of automotive repair and maintenance services, along with the sale of installed parts and materials related to such services (“Automotive Services”). The Automotive segment also previously operated an automotive aftermarket parts and retail merchandise business (“Aftermarket Parts”), which it exited in the first quarter of 2025.

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

Real Estate

We conduct our Real Estate segment through various wholly owned subsidiaries. Our Real Estate segment primarily consists of investment properties which includes land, retail, office and industrial properties leased to corporate tenants, the development and sale of single-family homes, and the operations of a resort and a country club. In addition, the Real Estate segment includes certain leasehold interests retained in connection with the sale of Pep Boys, including properties leased or subleased to Pep Boys and other third parties and certain vacant leased locations managed for future sublease or other disposition.

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

We established a captive insurance program to supplement the insurance coverage of the officers, directors, employees and agents of the Company, its subsidiaries and our general partner. We hold assets in a protected cell, which we are the primary beneficiary of, and therefore consolidate the protected cell. Our total assets related to the protected cell were $116 million and $113 million as of September 30, 2026 and December 31, 2025, respectively, and included in restricted cash in the condensed consolidated balance sheet.

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

The Pep Boys disposal group met the criteria to be classified as held for sale on July 19, 2026. The estimated fair value less cost to sell exceeded the carrying amount of the disposal group and no impairment was recognized upon held-for-sale classification. Because the sale was completed during the same reporting period in which the held-for-sale criteria were met, no Pep Boys assets or liabilities are presented as held for sale as of September 30, 2026.

In accordance with U.S. GAAP, we classify operations as discontinued when they meet all the criteria to be classified as held for sale and when the sale represents a strategic shift that will have a major impact on our financial condition and results of operations.

The sale of Pep Boys does not meet the strategic shift that has a major effect criteria for presentation as a discontinued operation. Accordingly, the operating results of Pep Boys through the closing date and the gain on the sale are included in continuing operations for all periods presented. The Company did not retrospectively revise prior-period Automotive segment information as a result of the transaction.

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

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of September 30, 2026 was approximately $6.4 billion and $6.1 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2025 was approximately $6.6 billion and $6.3 billion, respectively.

Cash Flow

Cash and cash equivalents and restricted cash and restricted cash equivalents on our condensed consolidated statements of cash flows is comprised of (i) cash and cash equivalents and (ii) cash held at consolidated affiliated partnerships and restricted cash.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Our cash held at consolidated affiliated partnerships balance was $334 million and $746 million as of September 30, 2026 and December 31, 2025, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of Icahn Enterprises.

Our restricted cash balance was approximately $1.0 billion and $1.2 billion as of September 30, 2026 and December 31, 2025, respectively. Restricted cash includes, but is not limited to, our Investment segment’s cash pledged and held for margin requirements on derivative transactions and cash held related to our captive insurance program.

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

The Company has evaluated its investment in and involvement with TEB and determined that the entity meets the definition of a variable interest entity. The Company determined it is not the primary beneficiary, as certain decisions related to the entity’s operations require the consent of both the Company and the other member serving as the manager. As a result, the Company does not consolidate TEB and accounts for its preferred equity investment under the equity method. As of September 30, 2026 and December 31, 2025, the carrying amount of our equity method investment in TEB was $115 million and $74 million, respectively, and is included in investments in the condensed consolidated balance sheet. Our maximum exposure to loss in connection with our involvement in TEB is limited to the carrying value of our equity investment and related party loan receivable, which together total $256 million and $203 million as of September 30, 2026 and December 31, 2025, respectively.

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

In August 2026, in connection with the sale of Pep Boys, the Company retained certain leased real estate interests and transferred the related right-of-use assets, lease liabilities and property, plant and equipment from the Automotive segment to the Real Estate segment at their existing carrying amounts. Although the transfer did not change consolidated carrying amounts, the transaction changed the use of these assets and the nature of their associated cash flows.

Before the sale, these properties supported an integrated automotive service business and were evaluated for impairment within regional asset groups comprising multiple service locations and a supporting distribution center, reflecting the interdependence of their operating cash flows. Following the sale, the retained properties generate rental cash flows that are largely independent at the individual-property level and are therefore evaluated for impairment on an individual-property level.

Certain retained properties are entirely or partially vacant. Pep Boys’ sublease rents reflect the underlying head-lease rents attributable to its occupied space, while the Company remains responsible for the head-lease obligations for the entire premises. Consequently, unleased space results in lease costs that are not offset by rental income. The change in use and asset grouping, together with vacancy-related cash flow shortfalls, represented indicators of impairment for the affected properties. As a result, the Company performed a recoverability analysis of the related long-lived assets and determined that certain right-of-use assets were not recoverable on an undiscounted cash flow basis. The Company then measured the impairment loss as the amount in which the carrying value exceeded the fair value and recognized an impairment charge of $165 million during the nine months ended September 30, 2026, consisting of $109 million related to right-of-use lease assets and $56 million related to property, plant and equipment.

The impairment measurements were based on property-level discounted cash flow models using significant unobservable inputs and were classified within Level 3 of the fair value hierarchy. The models incorporated contractual rental income and head-lease payments, expected occupancy and lease-up, applicable renewal rights, property operating costs and recoveries from subtenants, and discount rates ranging from 9% to 11%. Renewal assumptions reflected existing or projected third-party occupancy and the rights available under the applicable leases. No residual proceeds were assumed for improvements or buildings required to be surrendered to the underlying landlords. The measurements reflect management's best estimates based on currently available information and are subject to significant estimation uncertainty.

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

Energy

Our Energy segment’s deferred revenue is a contract liability that relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and revenue is recognized at the point in time in which the customer obtains control of the product. As of September 30, 2026, our Energy segment had $3 million of remaining performance obligations for contracts with an original expected duration of more than one year. Our Energy segment expects to recognize $1 million of these performance obligations as revenue by the end of 2026 and $1 million during both 2027 and 2028.

In addition, deferred revenue includes agreements entered into with third-party investors that have allowed our Energy segment to monetize certain tax credits available under Section 45Q of the Internal Revenue Code (the “45Q Transaction”). Our Energy segment had deferred revenue of $84 million and $44 million as of September 30, 2026 and December 31, 2025, respectively. For the nine months ended September 30, 2026 and 2025, our Energy segment recognized revenue of $21 million and $49 million, respectively, with respect to deferred revenue outstanding as of the beginning of each respective period.

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

Investment Funds

As of September 30, 2026 and December 31, 2025, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $161 million and $908 million, respectively, representing approximately 11% and 25% of the Investment Funds’ assets under management as of each respective date. Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $450 million from his personal interests in the Investment Funds and the Holding Company redeemed $240 million during the nine months ended September 30, 2026. In addition, during the nine months ended September 30, 2026, the Holding Company redeemed $40 million in securities from the Investment Funds. Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $508 million from his personal interests in the Investment Funds during the nine months ended September 30, 2025.

We pay for expenses pertaining to the operation, administration and investment activities of our Investment segment for the benefit of the Investment Funds (including salaries, benefits and rent). Based on an expense-sharing arrangement, certain expenses borne by us are reimbursed by the Investment Funds. For the nine months ended September 30, 2026 and 2025, $11 million was allocated to the Investment Funds based on this expense-sharing arrangement.

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

In connection with the sale in August 2025, the Company entered into a loan agreement with TEB. As of September 30, 2026, the outstanding balance of the loan was $141 million, representing the seller-financed debt portion of the transaction. For the three and nine months ended September 30, 2026, the Company recognized interest income of $5 million and $15 million, respectively, related to this loan and the interest income is included in interest and dividend income in the condensed consolidated statements of operations.

In September 2026, the loan agreement was amended to extend the maturity date to March 31, 2027. In addition, the operating agreement was amended, resulting in the Company receiving an additional $35 million of preferred equity interest. In connection with the amended operating agreement and additional preferred equity interest, the Company recognized an additional $27 million of income on equity earnings, which is included in other income, net in the condensed consolidated statements of operations.

Other Related Party Agreements

On October 1, 2020, we entered into a manager agreement with Brett Icahn, the son of Mr. Icahn, and affiliates of Brett Icahn. Under the manager agreement, Brett Icahn serves as the portfolio manager of a designated portfolio of assets within the Investment Funds over a seven-year term, subject to veto rights by our Investment segment and Mr. Icahn. On May 5, 2022, we entered into an amendment to the manager agreement, which allows the Investment Funds to add, from time to time, two additional separately tracked portfolios, in addition to the existing portfolios, which will not be subject to the manager agreement. Additionally, Brett Icahn provides certain other services, at our request, which may entail research, analysis and advice with respect to a separate designated portfolio of assets within the Investment Funds. Subject to the terms of the manager agreement, at the end of the seven-year term, Brett Icahn will be entitled to receive a one-time lump sum payment as described in and computed pursuant to the manager agreement. Brett Icahn will not be entitled to receive from us any other compensation (including any salary or bonus) in respect of the services he is to provide under the manager agreement other than restricted depositary units granted under a restricted unit agreement. In accordance with the manager agreement, Brett Icahn will co-invest with the Investment Funds in certain positions, will make cash contributions to the Investment Funds in order to fund such co-investments and will have a special limited partnership interest in the Investment Funds through which the profit and loss attributable to such co-investments will be allocated to him. Brett Icahn had redemptions of $1 million during the nine months ended September 30, 2026, and net redemptions of $18 million during the nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, Brett Icahn had investments in the Investment Funds with a total fair market value of $2 million and $4 million, respectively. We also entered into a guaranty agreement with an affiliate of Brett Icahn, pursuant to which we guaranteed the payment of certain amounts required to be distributed by the Investment Funds to such affiliate pursuant to the terms and conditions of the manager agreement.

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

	September 30,	December 31,
	2026	2025

	(in millions)
Assets
Investments:
Equity securities:
Communications	$45	$371
Consumer, cyclical	143	180
Energy	69	71
Utilities	—	622
Healthcare	40	99
Technology	15	—
Materials	250	288
Industrial	287	515
	$849	$2,146
Liabilities
Securities sold, not yet purchased, at fair value:
Equity securities:
Energy	$721	$798
Utilities	—	525
Industrial	29	59
	$750	$1,382

The portion of unrealized gains and (losses) that related to securities still held by our Investment segment, primarily equity securities, were $(407) million and $57 million for the three months ended September 30, 2026 and 2025, respectively, and $(389) million and $(120) million for the nine months ended September 30, 2026 and 2025, respectively.

Other Segments and Holding Company

With the exception of certain equity method investments at our operating subsidiaries and our Holding Company disclosed in the table below, our investments are measured at fair value in our condensed consolidated balance sheets.

The carrying value of investments held by our other segments and our Holding Company consist of the following:

	September 30,	December 31,
	2026	2025

	(in millions)
Equity method investments	$126	$91
Held to maturity debt investments measured at amortized cost	11	11
Other investments measured at fair value	3	3
	$140	$105

There were no unrealized gains and (losses) that related to equity securities still held by our other segments and Holding Company for each of the three and nine months ended September 30, 2026 and 2025.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our assets and liabilities by the above fair value hierarchy levels measured on a recurring basis:

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments (Note 4)	$849	$—	$3	$852	$2,108	$—	$41	$2,149
Derivative assets, net (Note 6)	—	—	—	—	—	7	—	7
	$849	$—	$3	$852	$2,108	$7	$41	$2,156
Liabilities
Securities sold, not yet purchased (Note 4)	$750	$—	$—	$750	$1,382	$—	$—	$1,382
Derivative liabilities, net (Note 6)	—	643	—	643	—	595	—	595
RFS obligations (Note 17)	—	230	—	230	—	72	—	72
	$750	$873	$—	$1,623	$1,382	$667	$—	$2,049

The changes in investments measured at fair value on a recurring basis for which we use Level 3 inputs to determine fair value are as follows:

	Nine Months Ended September 30,
	2026	2025

	(in millions)
Balance at January 1	$41	$41
Transfer out of Level 3	(38)	—
Balance at September 30	$3	$41

During the nine months ended September 30, 2026, our 39,277 shares of Enzon Series C Non-Convertible Redeemable Preferred Stock, par value $0.01 per share (“Enzon Series C Preferred Stock”), were converted in connection with the closing of the merger of Viskase and Enzon and transferred out of Level 3.

Refer to Note 1, “Description of Business,” for discussion of the Viskase–Enzon merger.

Assets Measured at Fair Value on a Non-Recurring Basis for Which We Use Level 3 Inputs to Determine Fair Value

Real Estate

The related party loan receivable from TEB is collateral-dependent, as repayment is expected to be provided substantially through the planned sale of certain properties by TEB. As of September 30, 2026, management individually evaluated the related party loan for credit losses and determined that the expected credit losses on the loan receivable are not material due to significant collateral coverage and ongoing support of TEB by co-investors.

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

Certain terms of the Investment Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. Such triggering events may include declines in net asset values below specified thresholds, cross-acceleration of indebtedness and other contractual events. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions. As of September 30, 2026 and December 31, 2025, the Investment Funds’ derivative instruments with credit-risk-related contingent features in a liability position was $323 million and $586 million, respectively, for which the Investment segment has posted collateral of $634 million and $1.2 billion, respectively. Based on our Investment Funds’ derivative positions and collateral posted as of September 30, 2026, our Investment segment would not have been required to post additional collateral to settle its derivative liabilities if the credit-risk related contingent provisions had been triggered at that date.

The following table summarizes the volume of our Investment segment’s derivative activities based on their notional exposure, categorized by primary underlying risk:

	September 30, 2026		December 31, 2025
	Long Notional Exposure	Short Notional Exposure	Long Notional Exposure	Short Notional Exposure

	(in millions)
Primary underlying risk:
Equity contracts	$688	$636	$1,499	$2,386
Commodity contracts	—	257	—	346

Certain derivative contracts executed by the Investment Funds with a single counterparty are reported on a net-by-counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts, are reported on a net-by-counterparty basis.

The following table presents the fair values of our Investment segment’s derivatives that are not designated as hedging instruments in accordance with U.S. GAAP:

	Derivative Assets		Derivative Liabilities
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025

	(in millions)
Equity contracts	$—	$153	$323	$739
Commodity contracts	—	1	142	10
Sub-total	—	154	465	749
Netting across contract types(1)	—	(154)	—	(154)
Total(1)	$—	$—	$465	$595
(1)	Excludes netting of cash collateral received and posted. The total collateral posted at September 30, 2026 and December 31, 2025 was $801 million and $1.0 billion, respectively, across all counterparties, which are included in cash held at consolidated affiliated partnerships and restricted cash in the condensed consolidated balance sheets.

The following table presents the amount of gain (loss) recognized in the condensed consolidated statements of operations for our Investment segment’s derivatives not designated as hedging instruments:

	Gain (loss) Recognized in Income (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Equity contracts	$34	$(135)	$(224)	$(396)
Credit contracts	—	(7)	—	(5)
Commodity contracts	(245)	(46)	(551)	(84)
	$(211)	$(188)	$(775)	$(485)
(1)	Gains (losses) recognized on derivatives are classified in net (loss) gain from investment activities in our condensed consolidated statements of operations for our Investment segment.

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

As of September 30, 2026 and December 31, 2025, CVR Energy had swap positions for crack spreads with net notional volumes of 5.5 million and 3.1 million barrels at each period, respectively. As of September 30, 2026 and December 31, 2025, CVR Energy had no barrels and 75 thousand barrels of futures contracts at each period, respectively. As of September 30, 2026 and December 31, 2025, CVR Energy had forward contracts of 611 thousand and 736 thousand barrels at each period, respectively. As of September 30, 2026, CVR Energy held offsetting forward crude and NYMEX Diesel Crack commodity buy and sell positions with net notional volumes of approximately 1.2 million and 0.2 million barrels, respectively. As of September 30, 2026, CVR Energy had open fixed-price commitments to purchase a net 15 million RINs. As of December 31, 2025, CVR Energy had open fixed-price commitments to purchase a net of 11 million RINs.

The following table presents the fair value of our Energy segment’s derivatives and the effect of the collateral netting:

	Derivative Assets		Derivative Liabilities
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025

	(in millions)
Commodity contracts	$27	$10	$297	$3
Netting across contract types	(21)	(3)	(21)	(3)
Netting across collateral (1)	—	—	(98)	—
Total(1)	$6	$7	$178	$—

(1)	The netting of derivatives primarily related to initial margin requirements of $10 million and $5 million at September 30, 2026 and December 31, 2025, respectively, which was not offset against derivatives liabilities, net in the condensed consolidated balance sheets.

Certain derivative instruments within our Energy segment contain credit risk-related contingent provisions associated with our Energy segment’s credit ratings. If our Energy segment’s credit rating were to be downgraded below specified levels, counterparties could require our Energy segment to post additional collateral or to request immediate settlement of derivative instruments in a liability position. As of September 30, 2026, the aggregate fair value of derivative instruments in a gross liability position subject to these provisions was $294 million, or $276 million after the effect of master netting arrangements, for which our Energy segment has posted collateral of $98 million. Based on our Energy segment’s derivative positions and collateral posted as of September 30, 2026, our Energy segment would not have been required to post additional collateral or settle its derivative liabilities if the credit-risk related contingent provisions had been triggered at that date.

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

Net (losses) gains recognized on derivatives for our Energy segment were $(259) million and none for the three months ended September 30, 2026 and 2025, respectively, and $(516) million and $19 million for the nine months ended September 30, 2026 and 2025, respectively, and are included in cost of goods sold on the condensed consolidated statements of operations.

7.  Related Party Notes Receivable, Net

Related party notes receivable and its related allowance for expected credit losses consists of the following:

	September 30, 2026	December 31, 2025

	(in millions)
Related party notes receivable, gross	$141	$129
Less: Allowance for expected credit losses	—	—
Related party notes receivable, net	$141	$129

There were no write-offs associated with related party notes receivable for the nine months ended September 30, 2026. See Note 5, “Fair Value Measurements” for additional information related to the fair value of the related party notes receivable.

8.  Inventories, Net

Inventories, net consists of the following:

	September 30,	December 31,
	2026	2025

	(in millions)
Raw materials	$355	$272
Work in process	104	95
Finished goods	411	478
	$870	$845

9.  Goodwill and Intangible Assets, Net

Goodwill consists of the following:

	September 30, 2026			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Impairment	Value	Amount	Impairment	Value

	(in millions)
Automotive	$66	$—	$66	$337	$(87)	$250
Food Packaging	6	—	6	6	—	6
Home Fashion	23	(3)	20	24	(3)	21
Pharma	13	—	13	13	—	13
	$108	$(3)	$105	$380	$(90)	$290

Intangible assets, net consists of the following:

	September 30, 2026			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value

	(in millions)
Definite-lived intangible assets:
Customer relationships	$373	$(268)	$105	$392	$(271)	$121
Developed technology	254	(153)	101	254	(146)	108
Other	144	(108)	36	162	(115)	47
	$771	$(529)	$242	$808	$(532)	$276

Indefinite-lived intangible assets			$37			$73
Intangible assets, net			$279			$349

Amortization expense associated with definite-lived intangible assets was $5 million and $14 million for the three months ended September 30, 2026 and 2025, respectively, and $26 million and $42 million for the nine months ended September 30, 2026 and 2025, respectively.

We utilize the straight-line method of amortization, recognized over the estimated useful lives of the assets.

The decrease in Automotive goodwill and intangible assets during the nine months ended September 30, 2026 primarily reflects the derecognition of $183 million of goodwill and $43 million of intangible assets in connection with the sale of Pep Boys on August 20, 2026.

10.  Leases

Lessee Arrangements

We have operating and finance leases primarily within our Real Estate, Energy and Food Packaging segments. Our Real Estate segment includes certain real estate operating leases retained in connection with the sale of Pep Boys (operating). Our Energy segment leases certain pipelines, storage tanks, railcars, office space, land and equipment (operating and financing). Our Food Packaging segment leases assets, primarily real estate, equipment and vehicles (primarily operating). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Right-of-use assets and related liabilities are recorded on the balance sheet for leases with an initial lease term in excess of twelve months and therefore, do not include any lease arrangements with initial lease terms of twelve months or less.

Right-of-use assets and lease liabilities are as follows:

	September 30,	December 31,
	2026	2025

	(in millions)
Operating Leases:
Right-of-use assets (other assets)	$238	$476
Lease liabilities (accrued expenses and other liabilities)	346	484

Financing Leases:
Right-of-use assets (property, plant and equipment, net)	60	79
Lease liabilities (debt)	63	88

Additional information with respect to our operating leases as of September 30, 2026 and December 31, 2025 is presented below. The lease terms and discount rates for our Energy, Real Estate, Automotive and Food Packaging segments represent weighted averages based on their respective lease liability balances.

	Right-Of-Use	Lease		Discount
Operating Leases as of September 30, 2026	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$64	$59	4.7 years	8.3%
Real Estate	136	245	6.0 years	5.9%
Food Packaging	17	19	7.6 years	7.5%
Other segments and Holding Company	21	23
	$238	$346

	Right-Of-Use	Lease		Discount
Operating Leases as of December 31, 2025	Assets	Liabilities	Lease Term	Rate

	(in millions)
Energy	$69	$64	5.1 years	8.1%
Automotive	363	380	5.0 years	5.9%
Food Packaging	20	22	7.6 years	7.5%
Other segments and Holding Company	24	18
	$476	$484

For the three months ended September 30, 2026 and 2025, lease cost was comprised of (i) operating lease cost of $40 million and $47 million, respectively, (ii) amortization of financing lease right-of-use assets of $3 million and $3 million, respectively, and (iii) interest expense on financing lease liabilities of $1 million and less than $1 million, respectively. For the nine months ended September 30, 2026 and 2025, lease cost was comprised of (i) operating lease cost of $133 million and $136 million, respectively, (ii) amortization of financing lease right-of-use assets of $8 million and $8 million, respectively, and (iii) interest expense on financing lease liabilities of $5 million and $5 million, respectively.

Our Automotive segment accounted for $88 million and $100 million of total lease cost for each of the nine months ended September 30, 2026 and 2025, respectively.

Lessor Arrangements

Automotive

Prior to the sale of Pep Boys, our Automotive segment leases available and excess real estate in certain locations under long-term operating leases. Our Automotive segment’s revenues from operating leases were $3 million and $8 million for the three months ended September 30, 2026 and 2025, respectively, and $20 million and $30 million for the nine months ended September 30, 2026 and 2025, respectively. The 2026 amounts include activity attributable to Pep Boys lease arrangements only through August 20, 2026; activity associated with retained lease arrangements after that date is reported within the Real Estate segment. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations. Our Automotive segment’s expenses from operating leases including variable lease costs were $9 million and $23 million for the three months ended September 30, 2026 and 2025, respectively, and $40 million and $68 million for the nine months ended September 30, 2026 and 2025, respectively. Expenses from operating leases are included in other expenses from operations in the condensed consolidated statements of operations.

Real Estate Arrangements Related to the Pep Boys Sale

In connection with the sale of Pep Boys, the Company retained the head leases for 258 locations and transferred the related right-of-use assets, lease liabilities and certain property, plant and equipment from the Automotive segment to the Real Estate segment. The transfers were between entities under common control and were recorded at their existing carrying amounts, with no gain or loss recognized as a result of the transfers.

The Real Estate segment entered into operating subleases with Pep Boys for the portions of the retained locations occupied by Pep Boys and assumed existing sublease arrangements with other third-party tenants. The Company remains the primary obligor under the retained head leases and continues to recognize the related right-of-use assets, lease liabilities and lease expense. The head leases and related subleases are accounted for separately, with lease expense and sublease income presented on a gross basis.

The initial terms of the Pep Boys subleases generally correspond to the then-current terms of the related head leases and include renewal provisions that, in certain circumstances, may require the Company to exercise corresponding renewal options under the head leases. The Company reassessed the lease terms of the retained head leases in connection with the transaction and determined that no changes to the lease terms were required. Future changes in the assessment of renewal options could result in remeasurement of the related lease liabilities and right-of-use assets.

Pep Boys also continues to lease space at certain properties owned by the Real Estate segment that were transferred from the Automotive segment in the fourth quarter of 2025. Beginning August 20, 2026, rental income from Pep Boys under both these leases and the new subleases is included in consolidated revenues and is no longer eliminated in consolidation. See Note 2 for additional information regarding impairment of the related right-of-use assets.

Real Estate

Our Real Estate segment leases real estate, primarily commercial properties under long-term operating leases. As of September 30, 2026 and December 31, 2025, our Real Estate segment had assets leased to others included in property, plant and equipment of $720 million and $484 million, respectively, net of accumulated depreciation. Our Real Estate segment’s revenues from operating leases were $15 million and $3 million for the three months ended September 30, 2026 and 2025, respectively, and $33 million and $8 million for the nine months ended September 30, 2026 and 2025, respectively. Revenues from operating leases are included in other revenue from operations in the condensed consolidated statements of operations. Our Real Estate segment’s expenses from operating leases including variable lease costs were $21 million and $7 million for the three months ended September 30, 2026 and 2025, respectively, and $51 million and $21 million for the nine months ended September 30, 2026 and 2025, respectively. Expenses from operating leases are included in other expenses from operations in the condensed consolidated statements of operations.

11.  Debt

Debt consists of the following:

	September 30,	December 31,
	2026	2025

	(in millions)
Holding Company:
6.250% senior notes due 2026	$—	$240
5.250% senior notes due 2027	1,382	1,383
4.375% senior notes due 2029	657	657
9.750% senior notes due 2029	699	699
10.000% senior notes due 2029	990	988
9.000% senior notes due 2030	687	697
	4,415	4,664
Reporting Segments:
Energy	1,782	1,765
Automotive	—	21
Food Packaging	136	142
Real Estate	1	1
Home Fashion	23	23
	1,942	1,952
Total Debt	$6,357	$6,616

Holding Company

Holding Company debt is net of unamortized discounts, premiums, debt issuance costs and notes held in treasury.

In February 2026, we redeemed all outstanding 6.250% senior notes due 2026, at par, using cash on hand.

During the nine months ended September 30, 2026, we repurchased in the open market approximately $11 million aggregate principal amount of our existing 9.000% senior notes due 2030 for total cash paid of $10 million. The repurchased notes were extinguished but were not retired and are held in treasury.

Energy

In February 2026, CVR Energy completed the issuance of $1 billion aggregate principal amount of senior notes, consisting of $600 million of 7.50% senior notes due February 2031 and $400 million of 7.875% senior notes due February 2034. The proceeds from the issuance of these notes were used to (i) fund the redemption in full of CVR

Energy’s existing $600 million in aggregate principal amount of 8.50% senior unsecured notes due 2029 at a redemption price equal to 104.25% of the principal amount in February 2026, resulting in a $28 million loss on extinguishment of debt in the nine months ended September 30, 2026, (ii) fund the partial redemption of $217 million of CVR Energy’s existing $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028 at par in February 2026, resulting in a less than $1 million loss on extinguishment of debt in the nine months ended September 30, 2026, and (iii) repay the aggregate principal balance of CVR Energy’s senior secured term loan facility, resulting in a $3 million loss on extinguishment of debt in the nine months ended September 30, 2026.

In February 2026, CVR Energy and certain of its subsidiaries entered into Amendment No. 5 (the “CVR Energy ABL Amendment”) to the Amended and Restated ABL Credit Agreement (the “CVR Energy ABL”) with a group of lenders and Wells Fargo Bank, National Association, a national banking association, as administrative agent, collateral agent and a lender. The CVR Energy ABL Amendment amended the CVR Energy ABL, dated December 20, 2012, to, among other things, (i) increase the aggregate principal amount available under the CVR Energy ABL from $345 million to $550 million, which commitments may be further increased up to $700 million in accordance with the CVR Energy ABL Amendment, (ii) extend the maturity date from June 30, 2027 to February 12, 2031, and (iii) make certain amendments to the borrowing base calculation and negative covenants.

As of September 30, 2026, total availability under the CVR Energy ABL and CVR Partners’ ABL Credit Agreement (the “CVR Partners ABL”) aggregated to $575 million. The CVR Energy ABL had $20 million of letters of credit outstanding as of September 30, 2026. The CVR Energy ABL matures on February 12, 2031, and the CVR Partners ABL matures on September 26, 2028.

Covenants

We and all of our subsidiaries are currently in compliance with all covenants and restrictions as described in the various executed agreements and contracts with respect to each debt instrument. These covenants include limitations on indebtedness, liens, investments, acquisitions, asset sales, dividends and other restricted payments and affiliate and extraordinary transactions.

Non-Cash Charges to Interest Expense

The amortization of deferred financing costs and debt discounts and premiums included in interest expense in the condensed consolidated statements of operations were $2 million and $(1) million for the three months ended September 30, 2026 and 2025, respectively, and $(25) million and $3 million for the nine months ended September 30, 2026 and 2025, respectively.

12. Net Income (Loss) Per LP Unit

The components of the computation of basic and diluted income (loss) per LP unit of Icahn Enterprises are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except per unit amounts)
Net income (loss) attributable to Icahn Enterprises	$(225)	$287	$(1,039)	$(300)
Net income (loss) attributable to Icahn Enterprises allocated to limited partners (98.01% allocation)	$(220)	$281	$(1,018)	$(295)
Basic and diluted income (loss) per LP unit:	$(0.31)	$0.49	$(1.51)	$(0.54)
Basic and diluted weighted average LP units outstanding (1)	716	575	675	548

(1)	Excludes an immaterial amount of unvested RSU awards during the three and nine months ended September 30, 2026.

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

On August 3, 2026, we declared a quarterly distribution in the amount of $0.50 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units, payable September 23, 2026. In September 2026, we distributed 42,842,928 depositary units to unitholders who did not elect to receive cash, of which 40,531,194 depositary units were distributed to Mr. Icahn and his affiliates. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $56 million, of which $25 million was distributed to Mr. Icahn and his affiliates in September 2026.

At-The-Market Offerings

From time to time Icahn Enterprises enters into open market sale agreements providing for the sale of depositary units under its ongoing “at-the-market” offering program. During the nine months ended September 30, 2026, we sold 3,203,255 depositary units resulting in gross proceeds of $23 million pursuant to the Open Market Sale Agreement entered into on August 26, 2024 (the “2024 Open Market Sale Agreement). As of September 30, 2026, Icahn Enterprises may sell depositary units for up to an additional $341 million in aggregate gross proceeds pursuant to the 2024 Open Market Sale Agreement. No assurance can be made that any or all amounts will be sold during the term of the agreement, and we have no obligation to sell additional depositary units under the 2024 Open Market Sale Agreement. Depending on market conditions, we may continue to sell depositary units under the 2024 Open Market Sale Agreement, and, if appropriate, enter into a new open market sale agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing 2024 Open Market Sale Agreement. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. There can be no assurance that any future capital will be available on acceptable terms or at all under this program.

Repurchase Authorization

On May 9, 2023, the Board approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”), in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness. The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board. On November 6, 2024, the Board re-approved the Repurchase Program, and, pursuant to the reapproved Repurchase Program, we were reauthorized to repurchase up to $500 million worth of our outstanding fixed-rate senior notes, in addition to the $269 million we repurchased prior to the Board’s reapproval of the Repurchase Program. During the nine months ended September 30, 2026, the Company repurchased in the open market approximately $11 million aggregate principal amount of our existing 9.000% senior notes due 2030 for total cash paid of $10 million. Repurchased notes are extinguished but not retired when held in treasury. We remain authorized to repurchase up to $439 million of our senior notes and up to $500 million of our outstanding depositary units, in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness.

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

On August 20, 2026, the Company completed the sale of Pep Boys. The remaining Automotive operations continue to be reported within the Automotive segment, while certain retained real estate and lease arrangements are reported within the Real Estate segment. See Note 1, "Description of Business," and Note 10, "Leases."

Condensed Statements of Operations

	Three Months Ended September 30, 2026
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$3,282	$111	$95	$1	$44	$16	$—	$3,549
Other revenues from operations	—	—	84	—	26	1	—	—	111
Net loss from investment activities	(779)	—	—	—	—	—	—	—	(779)
Interest and dividend income	23	9	—	—	6	—	1	7	46
(Loss) gain on disposition of assets, net	—	(1)	213	—	(3)	—	—	—	209
Other income (loss), net	—	1	2	—	31	—	—	1	35
	(756)	3,291	410	95	61	45	17	8	3,171
Expenses:
Cost of goods sold	—	2,509	87	87	1	40	9	—	2,733
Other expenses from operations	—	—	62	—	28	—	—	—	90
Dividend expense	4	—	—	—	—	—	—	—	4
Selling, general and administrative	5	64	58	11	12	11	11	5	177
Impairment	—	—	—	—	165	—	—	—	165
Restructuring, net	—	—	—	—	—	—	—	—	—
Interest expense	—	30	(1)	3	—	—	—	84	116
	9	2,603	206	101	206	51	20	89	3,285
(Loss) income before income tax benefit	(765)	688	204	(6)	(145)	(6)	(3)	(81)	(114)
Income tax (expense) benefit	—	(137)	33	—	—	—	—	(9)	(113)
Net (loss) income	(765)	551	237	(6)	(145)	(6)	(3)	(90)	(227)
Less: net (loss) income attributable to non-controlling interests	(155)	153	—	—	—	—	—	—	(2)
Net (loss) income attributable to Icahn Enterprises	$(610)	$398	$237	$(6)	$(145)	$(6)	$(3)	$(90)	$(225)
Supplemental information:
Capital expenditures	$—	$62	$11	$7	$19	$1	$—	$—	$100
Depreciation and amortization	$—	$95	$3	$4	$9	$1	$2	$—	$114

	Three Months Ended September 30, 2025
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$1,945	$218	$91	$—	$42	$20	$—	$2,316
Other revenues from operations	—	—	156	—	10	—	2	—	168
Net loss from investment activities	(48)	—	—	—	—	—	—	—	(48)
Interest and dividend income	47	7	—	—	2	—	—	14	70
Gain (loss) on disposition of assets, net	—	(4)	(1)	—	223	—	—	—	218
Other income, net	—	—	—	1	(2)	—	1	1	1
	(1)	1,948	373	92	233	42	23	15	2,725
Expenses:
Cost of goods sold	—	1,395	155	86	—	35	14	—	1,685
Other expenses from operations	—	—	139	—	11	—	—	—	150
Dividend expense	10	—	—	—	—	—	—	—	10
Selling, general and administrative	5	50	112	14	5	12	12	8	218
Impairment	—	—	—	—	—	—	—	—	—
Restructuring, net	—	—	—	2	—	—	—	—	2
Interest expense	4	30	—	2	—	—	—	86	122
	19	1,475	406	104	16	47	26	94	2,187
(Loss) income before income tax (expense) benefit	(20)	473	(33)	(12)	217	(5)	(3)	(79)	538
Income tax benefit (expense)	—	(84)	12	(18)	—	—	—	(37)	(127)
Net (loss) income	(20)	389	(21)	(30)	217	(5)	(3)	(116)	411
Less: net (loss) income attributable to non-controlling interests	(4)	131	—	(3)	—	—	—	—	124
Net (loss) income attributable to Icahn Enterprises	$(16)	$258	$(21)	$(27)	$217	$(5)	$(3)	$(116)	$287
Supplemental information:
Capital expenditures	$—	$38	$28	$10	$4	$2	$—	$—	$82
Depreciation and amortization	$—	$129	$17	$4	$—	$1	$7	$—	$158

	Nine Months Ended September 30, 2026
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$8,000	$497	$272	$4	$122	$46	$—	$8,941
Other revenues from operations	—	—	380	—	63	1	3	—	447
Net loss from investment activities	(1,413)	—	—	—	—	—	—	(2)	(1,415)
Interest and dividend income	85	20	—	—	15	—	1	21	142
(Loss) gain on disposition of assets, net	—	(4)	213	—	(3)	—	—	—	206
Other (loss) income, net	—	(13)	2	1	41	(1)	—	1	31
	(1,328)	8,003	1,092	273	120	122	50	20	8,352
Expenses:
Cost of goods sold	—	7,236	345	243	4	101	27	—	7,956
Other expenses from operations	—	—	308	—	70	—	—	—	378
Dividend expense	14	—	—	—	—	—	—	—	14
Selling, general and administrative	11	152	276	37	22	32	39	20	589
Impairment	—	—	—	—	165	—	—	—	165
Restructuring, net	—	—	—	1	—	—	1	—	2
Interest expense	3	93	—	9	—	1	—	254	360
	28	7,481	929	290	261	134	67	274	9,464
(Loss) income before income tax (expense) benefit	(1,356)	522	163	(17)	(141)	(12)	(17)	(254)	(1,112)
Income tax (expense) benefit	—	(110)	44	(2)	—	—	—	2	(66)
Net (loss) income	(1,356)	412	207	(19)	(141)	(12)	(17)	(252)	(1,178)
Less: net (loss) income attributable to non-controlling interests	(298)	160	—	(1)	—	—	—	—	(139)
Net (loss) income attributable to Icahn Enterprises	$(1,058)	$252	$207	$(18)	$(141)	$(12)	$(17)	$(252)	$(1,039)
Supplemental information:
Capital expenditures	$—	$152	$79	$23	$38	$2	$—	$—	$294
Depreciation and amortization	$—	$286	$27	$13	$25	$4	$6	$—	$361

	Nine Months Ended September 30, 2025
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
Revenues:
Net sales	$—	$5,352	$625	$282	$1	$125	$76	$—	$6,461
Other revenues from operations	—	—	461	—	44	—	3	—	508
Net loss from investment activities	(516)	—	—	—	—	—	—	—	(516)
Interest and dividend income	148	23	2	—	2	—	1	46	222
(Loss) gain on disposition of assets, net	—	(4)	(5)	—	271	—	—	—	262
Other income (loss), net	15	3	—	3	(1)	(1)	1	4	24
	(353)	5,374	1,083	285	317	124	81	50	6,961
Expenses:
Cost of goods sold	—	4,982	443	251	1	99	43	—	5,819
Other expenses from operations	—	—	411	—	44	—	—	—	455
Dividend expense	25	—	—	—	—	—	—	—	25
Selling, general and administrative	12	136	330	39	16	33	39	21	626
Impairment	—	—	—	12	—	—	—	—	12
Restructuring, net	—	—	—	7	—	—	—	—	7
Interest expense	14	101	2	8	—	1	—	253	379
	51	5,219	1,186	317	61	133	82	274	7,323
(Loss) income before income tax (expense) benefit	(404)	155	(103)	(32)	256	(9)	(1)	(224)	(362)
Income tax benefit (expense)	—	15	30	(15)	—	—	—	(38)	(8)
Net (loss) income	(404)	170	(73)	(47)	256	(9)	(1)	(262)	(370)
Less: net (loss) income attributable to non-controlling interests	(148)	82	—	(4)	—	—	—	—	(70)
Net (loss) income attributable to Icahn Enterprises	$(256)	$88	$(73)	$(43)	$256	$(9)	$(1)	$(262)	$(300)
Supplemental information:
Capital expenditures	$—	$130	$74	$26	$29	$7	$—	$—	$266
Depreciation and amortization	$—	$307	$51	$14	$11	$4	$21	$—	$408

Disaggregation of Revenue

In addition to the condensed statements of operations by reporting segment above, we provide additional disaggregated revenue information for our Energy and Automotive segments below.

Energy

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Petroleum products	$3,136	$1,736	$7,472	$4,769
Nitrogen fertilizer products	146	164	528	474
Other	—	45	—	109
	$3,282	$1,945	$8,000	$5,352

Automotive

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Automotive Services	$192	$366	$857	$1,054
Other	—	—	—	2
Total revenue from customers	$192	$366	857	1,056
Lease revenue outside the scope of ASC 606	3	8	20	30
Total Automotive net sales and other revenues from operations	$195	$374	$877	$1,086

Condensed Balance Sheets

	September 30, 2026
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$12	$1,278	$8	$8	$38	$5	$20	$921	$2,290
Cash held at consolidated affiliated partnerships and restricted cash	1,135	—	—	—	4	1	—	167	1,307
Investments	849	11	—	—	129	—	—	—	989
Accounts receivable, net	—	464	8	70	20	28	24	—	614
Related party note receivable	—	—	—	—	141	—	—	—	141
Inventories, net	—	655	1	100	—	84	30	—	870
Property, plant and equipment, net	—	2,261	6	156	817	50	—	3	3,293
Goodwill and intangible assets, net	—	124	83	20	—	22	135	—	384
Other assets	791	361	12	77	227	24	11	237	1,740
Total assets	$2,787	$5,154	$118	$431	$1,376	$214	$220	$1,328	$11,628
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$505	$1,764	$35	$114	$307	$49	$71	$113	$2,958
Securities sold, not yet purchased, at fair value	750	—	—	—	—	—	—	—	750
Debt	—	1,782	—	136	1	23	—	4,415	6,357
Total liabilities	1,255	3,546	35	250	308	72	71	4,528	10,065

Equity attributable to Icahn Enterprises	1,370	963	83	171	1,068	142	149	(3,200)	746
Equity attributable to non-controlling interests	162	645	—	10	—	—	—	—	817
Total equity	1,532	1,608	83	181	1,068	142	149	(3,200)	1,563
Total liabilities and equity	$2,787	$5,154	$118	$431	$1,376	$214	$220	$1,328	$11,628

	December 31, 2025
	Investment	Energy	Automotive	Food Packaging	Real Estate	Home Fashion	Pharma	Holding Company	Consolidated

	(in millions)
ASSETS
Cash and cash equivalents	$16	$511	$14	$9	$31	$4	$26	$839	$1,450
Cash held at consolidated affiliated partnerships and restricted cash	1,788	—	8	—	—	3	—	170	1,969
Investments	2,146	17	—	—	88	—	—	—	2,251
Accounts receivable, net	—	235	25	60	10	27	36	—	393
Related party notes receivable, net	—	—	—	—	129	—	—	—	129
Inventories, net	—	472	165	97	—	87	24	—	845
Property, plant and equipment, net	—	2,333	351	141	787	55	—	3	3,670
Goodwill and intangible assets, net	—	139	316	21	—	21	142	—	639
Other assets	1,661	422	369	79	79	15	8	236	2,869
Total assets	$5,611	$4,129	$1,248	$407	$1,124	$212	$236	$1,248	$14,215
LIABILITIES AND EQUITY
Accounts payable, accrued expenses and other liabilities	$606	$1,079	$772	$117	$32	$34	$67	$84	$2,791
Securities sold, not yet purchased, at fair value	1,382	—	—	—	—	—	—	—	1,382
Debt	—	1,765	21	142	1	23	—	4,664	6,616
Total liabilities	1,988	2,844	793	259	33	57	67	4,748	10,789

Equity attributable to Icahn Enterprises	2,711	722	455	139	1,091	155	169	(3,500)	1,942
Equity attributable to non-controlling interests	912	563	—	9	—	—	—	—	1,484
Total equity	3,623	1,285	455	148	1,091	155	169	(3,500)	3,426
Total liabilities and equity	$5,611	$4,129	$1,248	$407	$1,124	$212	$236	$1,248	$14,215

14.  Income Taxes

For the three months ended September 30, 2026, we recorded an income tax expense of $113 million on pre-tax loss of $114 million compared to an income tax expense of $127 million on pre-tax income of $538 million for the three months ended September 30, 2025. Our effective income tax rate was (99.1%) and 23.7% for the three months ended September 30, 2026 and 2025, respectively.

For the three months ended September 30, 2026, the effective tax rate was higher than the statutory federal rate of 21%, for corporations, primarily due to partnership loss for which there was no tax benefit as such loss is allocated to the partners and changes in valuation allowances. For the three months ended September 30, 2025, the effective tax rate was higher than the statutory federal rate of 21%, for corporations, primarily due to changes in the valuation allowance offset in part by changes in pre-tax earnings attributable to noncontrolling interests.

For the nine months ended September 30, 2026, we recorded an income tax expense of $66 million on pre-tax loss of $1,112 million compared to an income tax expense of $8 million on pre-tax loss of $362 million for the nine months ended September 30, 2025. Our effective income tax rate was (5.9%) and (2.2%) for the nine months ended September 30, 2026 and 2025, respectively.

For the nine months ended September 30, 2026, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to partnership loss for which there was no tax benefit as such loss is allocated to the partners and changes in valuation allowances, offset in part by changes in pre-tax earnings attributable to noncontrolling interests. For the nine months ended September 30, 2025, the effective tax rate was lower than the statutory federal rate of 21%, for corporations, primarily due to changes in the valuation allowance and from partnership losses for which there was no tax benefit as such loss is allocated to the partners.

As previously disclosed, ownership of 80% or more of CVR Energy's outstanding common stock would allow for tax consolidation of CVR Energy within the tax group of American Entertainment Properties Corp. for U.S. federal income tax purposes. As of September 30, 2026, management continues to believe its tax strategy remains achievable and, accordingly, no adjustment related to this matter has been reflected in the accompanying condensed consolidated financial statements. However, the Company's evaluation of this strategy may be affected by the pending CVR Acquisition, related financing transactions and other developments. If the Company were to determine in a future period that it no longer intends or is no longer able to achieve the requisite ownership threshold, a material increase to income tax expense could be required.

15.  Changes in Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss consists of the following:

	Translation	Post-Retirement
	Adjustments, Net	Benefits, Net
	of Tax	of Tax	Total

	(in millions)
Balance, December 31, 2025	$(31)	$(18)	$(49)
Other comprehensive loss before reclassifications, net of tax	(5)	—	(5)
Other comprehensive loss, net of tax	(5)	—	(5)
Balance, September 30, 2026	$(36)	$(18)	$(54)

16.  Other Income, Net

Other income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Equity earnings from non-consolidated affiliates	$32	$1	$44	$3
Foreign currency transaction (loss) gain	—	2	1	3
Loss on extinguishment of debt, net	—	(1)	(32)	2
Other	3	(1)	18	16
	$35	$1	$31	$24

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

Energy

Call Option Coverage Cases – The Texas appellate court has set oral argument for November 2026 in the appeal filed by CVR Energy and certain of its affiliates (the “Call Defendants”) of the summary judgment granted in Texas state court (the “Texas Suit”) in favor of certain of CVR Energy’s primary and excess insurers (the “Insurers”) relating to the August 2022 settlement (the “Settlement”) of the consolidated lawsuits filed by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders relating to CVR Energy’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership. The Call Defendants motion to amend its complaint and certain other motions in the action filed by the Call Defendants in Delaware against the Insurers seeking recovery of all amounts paid in connection with the Settlement (the “Delaware Suit”) remain pending. CVR Energy does not expect the outcome of these lawsuits to have a material adverse impact on CVR Energy’s financial position, results of operations, or cash flows.

RFS Disputes – In October 2026, Wynnewood Refining Company, LLC (“WRC”) along with certain other small refiners intervened in the action filed by certain biofuels groups in the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) challenging the EPA’s grant of SRE petitions for the 2025 compliance period, including the SRE issued to WRC. The numerous challenges filed by WRC and other parties in the D.C. Circuit relating to the EPA’s August 2025 SRE Decision and the 2026/2027 RFS Final Rule remain pending.

On August 31, 2026, the EPA granted WRC a full (100%) SRE for the 2025 compliance period (the “August 2026 SRE Decision”). As a result of the August 2026 SRE Decision, WRC’s RFS obligation for the 2025 compliance period was reduced by more than 118 million RINs, representing approximately $253 million. WRC timely complied with its RFS obligation for the 2025 compliance period by the October 1, 2026 deadline set forth in the August 2026 SRE Decision. The August 2026 SRE Decision follows the EPA’s August 22, 2025 decision document issued to WRC, which granted full and partial waivers for WRC’s RFS obligation for the 2019 through 2024 compliance periods (the “August 2025 SRE Decision”) reducing WRC’s RFS obligations by more than 424 million RINs, representing approximately $488 million.

The EPA’s grant does not resolve all of the RFS proceedings or determine WRC’s entitlement to exemptions for subsequent compliance periods. As such, CVR Energy is currently unable to estimate the potential additional impact of those remaining proceedings on WRC’s RFS obligations under the Renewable Fuel Standard (“RFS”) or on CVR Energy’s financial position, results of operations, or cash flows; however, such impact could be material.

The costs to comply with the RFS obligations through the purchase of RINs, to the extent not otherwise reduced through the blending of ethanol, biodiesel, or renewable diesel, are included in cost of goods sold in the consolidated statements of operations. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which CVR Energy’s obligated-party subsidiaries may be entitled), the remaining obligation is valued using period-end RIN market prices for the applicable or nearest vintage year. As of September 30, 2026 and December 31, 2025, CVR Energy’s obligated-party subsidiaries’ RFS liability was $230 million and $72 million, respectively, and is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

Energy

Guaranty Dispute – All deadlines in the 2024 and 2025 actions filed by one of CVR Energy’s subsidiaries in the Superior Court of the State of Delaware disputing the validity of an alleged 1993 guaranty (the “Guaranty Dispute”) asserted by Exxon Mobil Corporation (“XOM”) to obligate Wynnewood Energy Company, LLC (“WEC”) to defend and indemnify XOM against multiple claims and lawsuits asserted against XOM between 2018 and 2025 arising from alleged contamination from historical oil wells and gas operations in Louisiana have been stayed until November 2026 while the parties continue to engage in mediation activities. While WEC continues to dispute the validity of the guaranty, if these matters are ultimately concluded in a manner adverse to CVR Energy, they could have a material adverse effect on CVR Energy’s financial position, results of operations, or cash flows.

CRNF Ammonia Release – In August 2026, another lawsuit was filed against CVR Energy, CVR Partners and certain of their subsidiaries alleging personal injury and related damages arising from an October 2025 ammonia release at the Coffeyville Fertilizer Facility (the “2025 Release”), in addition to the multiple consolidated lawsuits currently pending in Texas state court in Fort Bend County relating to the 2025 Release. Discovery and motion practice in these cases is ongoing. The outcomes of these proceedings remain uncertain, and CVR Energy cannot yet determine whether they will have a material adverse effect on its financial position, results of operations, or cash flows.

Kansas Environmental Claims – Discovery relating to class certification continues in the lawsuit pending in the standalone United States District Court for the District of Kansas against CVR Energy, CVR Partners and certain of their affiliates (collectively, the "Kansas Defendants") by three residents of Coffeyville and a purported class of similarly situated persons. If a class is certified and the matter is ultimately concluded in a manner adverse to the Kansas Defendants, this matter could have a material adverse effect on CVR Energy’s financial position, results of operations, or cash flows.

Other Matters

Pension Obligations

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 87% of Icahn Enterprises’ outstanding depositary units as of September 30, 2026. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which include the liabilities of a pension plan sponsored by Viskase. All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase plan have been met as of September 30, 2026. If the plan was voluntarily terminated, it would be underfunded by approximately $19 million as of September 30, 2026. These results are based on the most recent information provided by the plan’s actuary. This liability could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase pension plan. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entity to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plan.

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

18.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following:

	Nine Months Ended September 30,
	2026	2025

	(in millions)
Cash payments for interest	$(318)	$(360)
Cash payments for income taxes, net of payments	(8)	(11)
Recognition of related party note receivable	—	124
Recognition of equity method investment	—	74

19. Subsequent Events

Icahn Enterprises

LP Unit Distribution

On November 2, 2026, the Board declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about December 23, 2026 to depositary unitholders of record at the close of business on November 16, 2026. Depositary unitholders will have until December 11, 2026 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending December 18, 2026. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

CVR Energy Transactions

On November 2, 2026, CVR Energy entered into an equity and asset purchase agreement (the “Purchase Agreement”) with certain indirect subsidiaries of Marathon Petroleum Corporation (the “Sellers”) to acquire the refineries located in St. Paul Park, Minnesota and Mandan, North Dakota, a 17% interest in each of Minnesota Pipe Line Company, LLC and MPL Investments, Inc., and associated wholesale marketing and logistics assets, and to assume certain related liabilities, for aggregate cash consideration of approximately $4.2 billion, subject to customary closing adjustments, including inventory and net working capital adjustments (the “CVR Acquisition”). The consummation of the CVR Acquisition is subject to customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other regulatory approvals. The Purchase Agreement may be terminated under specified circumstances, in certain of which CVR Energy would be required to pay the Sellers a reverse termination fee of 6%, 4% or 2% of the aggregate base purchase price, depending on the circumstances of termination. Until the CVR Acquisition closes or the Purchase Agreement is terminated, CVR Energy is required to maintain at least $500 million of unrestricted cash and cash equivalents, which amount may increase by up to an additional $500 million from the proceeds of an equity offering completed by CVR Energy after the execution of the Purchase Agreement.

In connection with the Purchase Agreement, CVR Energy entered into a debt commitment letter providing for a senior secured 364-day bridge loan facility of up to $2.5 billion and $550 million incremental commitments under its asset-based revolving credit facility, and a subscription agreement with a commercial counterparty for the purchase of approximately $800 million of CVR Energy’s Series A-1 non-voting convertible preferred stock, which will be convertible into CVR Energy common stock on a one-for-one basis following the expiration or termination of the applicable Hart-Scott-Rodino waiting period in a private placement, conditioned upon and concurrent with the closing of the CVR Acquisition. In connection with the Purchase Agreement and the private placement and subject to a restriction on conversion to the extent such conversion would result in the commercial counterparty’s beneficial ownership of Common Stock exceeding 9.50% of the total outstanding common stock, certain subsidiaries of CVR Energy also entered into long-term commercial agreements with the commercial counterparty, including crude oil supply and intermediation, product offtake, inventory purchase and sale and terminalling arrangements, which will become effective upon the closing of the CVR Acquisition, subject to specified conditions. In connection with the new secured financing, CVR Energy’s existing 7.50% senior notes due February 2031 and 7.875% senior notes due February 2034 will become secured on an equal and ratable basis with the new secured debt, and CVR Energy’s existing 5.75% senior notes due 2028 will be redeemed.

In addition, in connection with the Purchase Agreement, we entered into a subscription agreement with CVR Energy, pursuant to which we committed to provide, directly or indirectly, up to $500 million of equity financing to CVR Energy through the purchase of shares of CVR Energy’s Series A-2 non-voting mandatory convertible preferred stock at the same price per share as the commercial counterparty, which commitment will be reduced, on a dollar-for-dollar basis, by the gross cash proceeds received by CVR Energy from public offerings of its common stock prior to completion of the CVR Acquisition. On November 3, 2026, CVR Energy announced a registered public offering of its equity which, if completed, would eliminate our commitment to purchase shares under the Purchase Agreement. We also entered into a stockholders and registration rights agreement with CVR Energy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2026 (this “Report”), as well as our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 25, 2026.

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

Icahn Enterprises owns a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is indirectly owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in each of Icahn Enterprises and Icahn Enterprises Holdings as of September 30, 2026 representing an aggregate 1.99% general partner interest in Icahn Enterprises and Icahn Enterprises Holdings. Mr. Icahn and his affiliates owned approximately 87% of Icahn Enterprises’ outstanding depositary units as of September 30, 2026.

Recent Developments

Icahn Automotive Transaction

On July 19, 2026, Icahn Enterprises, Icahn Automotive Group LLC (“Icahn Automotive”), Mavis Tire Supply, LLC (“Mavis” or “Buyer”), a Delaware limited liability company, and Metis HoldCo, Inc., a Delaware corporation, entered into a Stock Purchase Agreement (the “Pep Boys Purchase Agreement”). On August 20, 2026, Icahn Automotive completed the sale of Pep Boys to Mavis for a base purchase price of $700 million in cash, subject to customary post-closing adjustments. Prior to closing, the Company retained AAMCO Transmission and Total Car Care ("AAMCO"), Precision Tune Auto Care ("PTAC"), and certain lease obligations. In connection with this transaction, we received net proceeds of $645 million and recorded a pretax gain on disposition of assets of $215 million in the third quarter of 2026.

Energy

CVR Debt Refinancing

In February 2026, CVR Energy, Inc. (“CVR Energy”) completed the issuance of $1 billion aggregate principal amount of senior notes, consisting of $600 million of 7.50% senior notes due February 2031 and $400 million of 7.875% senior notes due February 2034. The proceeds from the issuance of these notes were used to (i) fund the redemption in full of CVR Energy’s existing $600 million in aggregate principal amount of 8.50% senior unsecured notes due 2029 at a redemption price equal to 104.250% of the principal amount in February 2026, resulting in a $28 million loss on extinguishment of debt in the nine months ended September 30, 2026, (ii) fund the partial redemption of $217 million of CVR Energy’s existing $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028 at par in February 2026, resulting in a less than $1 million loss on extinguishment of debt in the nine months ended September 30, 2026, and (iii) repay the aggregate principal balance of CVR Energy’s senior secured term loan facility (the “Term Loan”), resulting in a $3 million loss on extinguishment of debt in the nine months ended September 30, 2026.

Potential Strategic Transactions

As previously disclosed, we are considering, with CVR Energy, potential strategic transactions available to CVR Energy and its subsidiaries, which may include the acquisition of additional entities, assets or businesses, including the acquisition of material amounts of refining assets through negotiated mergers and/or stock or asset purchase agreements by CVR Energy or its subsidiaries, including the CVR Acquisition (as defined below) and/or strategic options involving CVR Partners, LP, a controlled subsidiary of CVR Energy (“CVR Partners”). There is no assurance that any of the aforementioned or previously disclosed or other transactions will develop or materialize, or if they do, as to their timing. As of September 30, 2026 we own approximately 71% of the total outstanding common stock of CVR Energy and approximately 3% of the total outstanding common units of CVR Partners. As of September 30, 2026, CVR Energy, through its subsidiaries, held approximately 37% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests.

Pending CVR Acquisition

On November 2, 2026, CVR Energy entered into an equity and asset purchase agreement with certain indirect subsidiaries of Marathon Petroleum Corporation to acquire the St. Paul Park, Minnesota and Mandan, North Dakota refineries, a 17% interest in each of Minnesota Pipe Line Company, LLC and MPL Investments, Inc., and associated wholesale marketing and logistics assets, for approximately $4.2 billion in cash, subject to customary closing adjustments (the “CVR Acquisition”). CVR Energy intends to fund the CVR Acquisition with a combination of cash on hand, borrowings under its asset-based revolving credit facility, the proceeds of senior secured indebtedness, equity financing and the net proceeds of a registered public offering of CVR Energy common stock. In connection with the new secured financing, CVR Energy’s existing 7.50% senior notes due February 2031 and 7.875% senior notes due February 2034 will become secured on an equal and ratable basis with the new secured debt, and CVR Energy’s existing 5.75% senior notes due 2028 will be redeemed. In connection with the CVR Acquisition, a subsidiary of the Company entered into a subscription agreement with CVR Energy pursuant to which we committed to provide, directly or indirectly, up to $500 million of equity financing to CVR Energy, which commitment will be reduced, on a dollar-for-dollar basis, by the gross cash proceeds received by CVR Energy from public offerings of its common stock prior to completion of the CVR Acquisition. On November 3, 2026, CVR Energy announced a registered public offering of its equity which, if completed, would eliminate our commitment to purchase shares under the Purchase Agreement.  We also entered into a stockholders and registration rights agreement with CVR Energy. CVR Energy expects the CVR Acquisition to close by the end of 2026, subject to customary closing conditions, including regulatory approvals; however, there can be no assurance that the CVR Acquisition will be completed on the anticipated terms or timeline, or at all. See Note 19, “Subsequent Events,” to the condensed consolidated financial statements included herein for additional information.

Viskase Private Placement

In January 2026, Viskase completed an equity private placement whereby we acquired an additional 25,862,069 shares of Viskase common stock for a purchase price of $15 million.

Viskase Merger

On June 20, 2025, Viskase, our majority-owned subsidiary, entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Enzon Pharmaceuticals, Inc. (“Enzon”), of which we owned approximately 49% of its outstanding shares of common stock, par value $0.01 per share (the “Enzon Common Stock”) and approximately 98% of its outstanding Series C Non-Convertible Redeemable Preferred Stock, $0.01 par value per share (“Enzon Preferred Stock”).  Pursuant to the terms of the Merger Agreement, (i) a wholly-owned subsidiary of Enzon agreed to merge with and into Viskase, with Viskase surviving the merger as a wholly-owned subsidiary of Enzon (the “Merger”) and (ii) upon consummation of the Merger, each share of Viskase’s common stock, par value $0.01 per share (the “Viskase Common Stock”) issued and outstanding immediately prior to the consummation of the Merger (other than certain specified shares) is automatically converted into the right to receive a number of shares of Enzon Common Stock equal to the exchange ratio set forth in the Merger Agreement.  In connection with execution of the Merger Agreement, we entered into a support agreement with Enzon and Viskase, pursuant to which we agreed to, among other things, convert our Enzon Preferred Stock into Enzon Common Stock  for a number of shares of Enzon Common Stock equal to the aggregate liquidation preference of such shares of Enzon Preferred Stock, divided by the volume-weighted average price of Enzon Common Stock on the “OTCQB” tier of the OTC for the 20 trading days preceding October 24, 2025. The Merger was consummated on March 26, 2026.  As a result of the Merger, the combined company now operates under the name “Viskase Holdings, Inc.” and as of September 30, 2026, we own approximately 94% of the outstanding common stock of the combined company.

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

Potential supply chain disruptions, geopolitical and economic instability, volatility in energy prices, the impacts of increasing electric vehicles and liquid natural gas and other improvements in fuel efficiencies and changes in regulatory policies could adversely affect operations, in particular in our Energy and Investment segments. Our ability to generate sufficient cash from our operating activities in the current commodity price environment, sell non-core assets, access capital markets, incur additional debt or take any other action to improve our liquidity is subject to the risks discussed in this Quarterly Report on Form 10-Q and elsewhere in our periodic reports and the other risks and uncertainties that exist in our industry, and depends on our future operational performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control. Furthermore, shifts in demand and tightening credit market conditions could impact our financial stability. Fluctuating tariffs, both by the U.S. and globally, ongoing and future trade conflicts and changes in U.S. economic trade policy, and economic uncertainty has led to increased volatility. The impact of tariffs and associated impacts on global trade have not significantly affected our operating businesses as of September 30, 2026.

The comparability of our summarized consolidated financial results presented below is affected primarily by the performance of the Investment Funds and the results of operations of our Energy segment, impacted by the demand and pricing for its products. In addition, the Automotive segment results for the 2026 periods include Pep Boys only through the closing date of the sale of Pep Boys of August 20, 2026, while the comparable 2025 periods include Pep Boys for the full periods.

Refer to our respective segment discussions and “Other Consolidated Results of Operations,” below for further discussion.

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025	2026	2025

	(in millions)
Investment	$(756)	$(1)	$(765)	$(20)	$(610)	$(16)
Holding Company	8	15	(90)	(116)	(90)	(116)

Other Operating Segments:
Energy	3,291	1,948	551	389	398	258
Automotive	410	373	237	(21)	237	(21)
Food Packaging	95	92	(6)	(30)	(6)	(27)
Real Estate	61	233	(145)	217	(145)	217
Home Fashion	45	42	(6)	(5)	(6)	(5)
Pharma	17	23	(3)	(3)	(3)	(3)
Other operating segments	3,919	2,711	628	547	475	419
Consolidated	$3,171	$2,725	$(227)	$411	$(225)	$287

					Net Income (Loss)
	Revenues		Net Income (Loss)		Attributable to Icahn Enterprises
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025

	(in millions)
Investment	$(1,328)	$(353)	$(1,356)	$(404)	$(1,058)	$(256)
Holding Company	20	50	(252)	(262)	(252)	(262)

Other Operating Segments:
Energy	8,003	5,374	412	170	252	88
Automotive	1,092	1,083	207	(73)	207	(73)
Food Packaging	273	285	(19)	(47)	(18)	(43)
Real Estate	120	317	(141)	256	(141)	256
Home Fashion	122	124	(12)	(9)	(12)	(9)
Pharma	50	81	(17)	(1)	(17)	(1)
Other operating segments	9,660	7,264	430	296	271	218
Consolidated	$8,352	$6,961	$(1,178)	$(370)	$(1,039)	$(300)

Investment

We invest our proprietary capital through our private investment funds (“Investment Funds”). As of September 30, 2026 and December 31, 2025, we had investments with a fair market value of approximately $1.4 billion and $2.7 billion, respectively in the Investment Funds. As of September 30, 2026 and December 31, 2025, the total fair market value of investments in the Investment Funds made by Mr. Icahn and his affiliates (excluding us and Brett Icahn) was approximately $161 million and $908 million, respectively. As of September 30, 2026, Mr. Icahn and his affiliates have pledged approximately $33 million of interests in the Investment Funds.

Our Investment segment’s results of operations are reflected in net income in the condensed consolidated statements of operations. Our Investment segment’s net income (loss) is driven by the amount of funds allocated to the Investment Funds and the performance of the underlying investments in the Investment Funds. Future funds allocated to the Investment Funds may increase or decrease based on the contributions and redemptions by our Holding Company, Mr. Icahn and his affiliates and by Brett Icahn, Mr. Icahn’s son. Additionally, historical performance results of the Investment Funds are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have a significant impact on our Investment segment’s results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Refer to the “Investment Segment Liquidity” section of our “Liquidity and Capital Resources” discussion for additional information regarding our Investment segment’s exposure as of and subsequent to September 30, 2026.

For the three months ended September 30, 2026 and 2025, our Investment Funds’ returns were (31.3)% and (0.5)%, respectively. For the nine months ended September 30, 2026 and 2025, our Investment Funds’ returns were (43.8)% and (9.3)%, respectively. Our Investment Funds’ returns represent a weighted-average composite of the average returns, net of expenses. The Other category is primarily comprised of interest income earned on cash balances, collateral posted to counterparties and short rebates. Refining hedges consist of equity and commodity derivative positions. These positions are intended to serve as economic hedges against the value of CVR Energy; however, changes in energy market conditions and the value of the relevant derivative positions may not correlate with changes in the value of CVR Energy and therefore may not produce the intended offset. Volatility in refining margins, crude oil and refined-product prices, equity values and other energy-market conditions may cause these positions to generate substantial gains or losses, reduce the net asset value of the Investment Funds and increase collateral and other liquidity requirements.

The following tables set forth the performance attribution and net income (loss) for the Investment Funds’ returns for the three and nine months ended September 30, 2026 and 2025, respectively, and includes performance of all investment and derivative position types including the impact of the use of leverage through options, short sales, swaps, forwards and other derivative instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Long positions	(7.8)%	10.2%	0.8%	6.6%
Short positions	(24.3)%	(11.6)%	(47.1)%	(18.7)%
Other	0.8%	0.9%	2.5%	2.8%
	(31.3)%	(0.5)%	(43.8)%	(9.3)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Long positions	$(170)	$342	$104	$86
Short positions	(610)	(393)	(1,516)	(599)
Other	15	33	56	111
	$(765)	$(18)	$(1,356)	$(402)

Three Months Ended September 30, 2026 and 2025

For the three months ended September 30, 2026, the Investment Funds’ performance was primarily driven by net losses in short and long positions. The performance of our Investment segment’s short positions was primarily driven by net losses in the energy sector of $653 million related to losses on refining hedges. The performance of our Investment segment’s long positions was primarily driven by net losses from the industrial sector of $163 million.

For the three months ended September 30, 2025, the Investment Funds’ performance was primarily driven by net losses in short positions, offset in part by net gains in long positions. The performance of our Investment segment’s short positions was driven primarily by net losses in the energy sector of $178 million and net losses from broad market hedges of $147 million. The performance of our Investment segment’s long positions was primarily driven by net gains from the communications and utilities sectors of $304 million.

Nine Months Ended September 30, 2026 and 2025

For the nine months ended September 30, 2026, the Investment Funds’ performance was primarily driven by net losses in short positions, offset in part by net gains in long positions. The performance of our Investment segment’s short positions was primarily driven by net losses in the energy sector of $1.2 billion related to losses on refining hedges. , which represent certain equity and commodity derivative positions intended to serve as economic hedges against the value of CVR Energy, and net losses from broad market hedges of $269 million. The performance of our Investment segment’s long positions was primarily driven by net gains from the utilities sector of $121 million.

For the nine months ended September 30, 2025, the Investment Funds’ performance was primarily driven by net losses in short positions, offset in part by net gains in long positions. The performance of our Investment segment’s short positions was primarily driven by net losses from the energy sector of $292 million and net losses from broad market hedges of $210 million. The performance of our Investment segment’s long positions was driven primarily by net gains from the communications and utilities sectors of $452 million, offset in part by net losses from the healthcare, industrial and materials sectors of $366 million.

Energy

Our Energy segment is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing businesses. The petroleum business accounted for approximately 93% and 89% of our Energy segment’s net sales for the nine months ended September 30, 2026 and 2025, respectively.

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

In addition to geopolitical conditions, including ongoing conflicts and tensions in the Middle East and the Russia/Ukraine conflict, including continued political and economic uncertainty and sanctions-related constraints, long-term factors such as increased tariffs, ongoing and future trade conflicts and changes in U.S. trade policy may also impact the demand for and inventory of refined products. The recent escalation of conflicts in the Middle East has contributed to increased volatility in global energy, oil and fertilizer markets by disrupting supply chains, key trade routes, including the Strait of Hormuz, and commodity pricing, which may adversely affect the Energy segment’s results of operations. Additional factors that may impact the demand for and inventory of refined products include mandated renewable fuels standards, proposed and enacted climate change laws and regulations, and increased mileage and emissions standards for vehicles. The petroleum business is also subject to the EPA’s Renewable Fuel Standard (“RFS”), which, each year, absent exemptions or waivers, requires the operating companies in our Energy segment to blend “renewable fuels” with their transportation fuels or, to the extent available, purchase renewable identification numbers (“RINs”) in lieu of blending, or face liability. On August 31, 2026, the EPA granted WRC a full exemption for the 2025 compliance period. The EPA also finalized RFS standards for 2026 and 2027 incorporating partial reallocation of exempted obligations and, in October 2026, proposed additional reallocation associated with 2025 exemptions. The price of RINs has been extremely volatile and the future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include but are not limited to the availability of RINs for purchase, the actions of RINs market participants including non-obligated parties, transportation fuel and renewable diesel production levels and pricing, the availability of alternative or supportive credits for renewable fuel producers, the mix of the petroleum business’ petroleum products, the refining margin of the petroleum business and other factors, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which the petroleum business’ obligated-party subsidiaries may be entitled. The costs to comply with the RFS are also impacted by, and dependent upon the outcome of, the numerous lawsuits filed by multiple refiners including the petroleum business’ obligated-party subsidiaries, biofuels groups and others. Refer to Note 17, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of RINs.

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

The following table presents our Energy segment’s net sales, cost of goods sold and gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Net sales	$3,282	$1,945	$8,000	$5,352
Cost of goods sold	2,509	1,395	7,236	4,982
Gross profit (loss)	$773	$550	$764	$370
Gross margin	24%	28%	10%	7%

Three Months Ended September 30, 2026 and 2025

Net sales for our Energy segment increased by $1.3 billion (69%) for the three months ended September 30, 2026 as compared to the comparable prior year period primarily due to an increase in our petroleum business’ net sales of $1.4 billion offset in part by a decrease in our nitrogen fertilizer business’ net sales of $18 million. The increase in the petroleum business’ net sales was driven by higher gasoline and distillate prices combined with higher sales volumes in the current period.  Our nitrogen fertilizer business’ net sales decreased primarily due to unfavorable urea ammonium nitrate (“UAN”) sales prices and lower ammonia sales volumes, offset in part by favorable ammonia sales prices.

Cost of goods sold for our Energy segment increased by $1.1 billion (80%) for the three months ended September 30, 2026 as compared to the comparable prior year period. The increase was primarily due to higher petroleum net sales and  throughput volumes in the current period and unfavorable derivatives impact of $259 million resulting primarily from losses on open crack swap positions in the current period, offset in part by favorable inventory valuation impacts of $35 million, primarily related to an increase in crude oil and distillate prices in the current period compared to a decrease in crude oil prices in the previous period. Gross profit for our Energy segment increased by $223 million for the three months ended September 30, 2026 as compared to the comparable prior year period. Gross margin was 24% and 28% for the three months ended September 30, 2026 and 2025, respectively.

Nine Months Ended September 30, 2026 and 2025

Net sales for our Energy segment increased by $2.6 billion (49%) for the nine months ended September 30, 2026 as compared to the comparable prior year period primarily due to an increase in our petroleum business’ net sales of $2.7 billion and an increase in our nitrogen fertilizer business’ net sales of $54 million. The increase in the petroleum business’ net sales was driven by higher gasoline and distillate prices combined with higher sales volumes in the current period as a result of the 2025 Coffeyville Refinery Turnaround in the prior period, offset in part by lower revenue from sales of crude oil in 2026 due to inventory management activities during the 2025 Coffeyville Refinery Turnaround. Our nitrogen fertilizer business’ net sales increased primarily due to favorable UAN and ammonia sales prices, offset in part by decreased UAN sales volumes.

Cost of goods sold for our Energy segment increased by $2.3 billion (45%) for the nine months ended September 30, 2026 as compared to the comparable prior year period. The increase was primarily from our petroleum business, mainly due to higher throughput volumes as a result of the 2025 Coffeyville Refinery Turnaround in the prior period, an increase in the cost of RFS compliance in the current period,  and unfavorable derivatives impact of $534 million resulting primarily from losses on open crack swap positions in the current period, offset in part by favorable inventory valuation impacts of $173 million, primarily related to an increase in crude oil prices in the current period compared to a decrease in price in the previous period. Gross profit for our Energy segment increased by $394 million for the nine months ended September 30, 2026 as compared to the comparable prior year period. Gross margin was 10% and 7% for the nine months ended September 30, 2026 and 2025, respectively.

Automotive

Following the sale of Pep Boys, our Automotive segment is primarily comprised of AAMCO and PTAC. The results of these businesses are primarily driven by royalty revenue generated from their respective franchise systems. Royalty revenue is generally dependent on franchisee sales and the number of franchise locations. Because Pep Boys results are included in 2026 only through August 20, 2026, the Automotive segment’s 2026 results are not directly comparable to the full-period 2025 results.

Our Automotive segment has been in the process of a multi-year transformation plan. We exited the Aftermarket Parts business in the first quarter of 2025 and completed the sale of Pep Boys to Mavis in the third quarter of 2026.

In October and November 2025, the Automotive segment transferred the majority of its owned real estate to the Real Estate segment. The Real Estate segment retained those properties following the Pep Boys sale. In addition, immediately prior to the sale, certain Pep Boys real estate lease obligations were retained by the Company and are reported in the Real Estate segment. The Real Estate segment also assumed the existing leases with third party tenants from the transferred properties.

The following table presents our Automotive segment’s net sales and other revenue from operations, cost of goods sold and other expenses from operations and gross profit. Our Automotive segment’s results of operations include Automotive Services labor along with the sale of any installed parts or materials related to Automotive Services. Automotive Services labor revenues are included in other revenues from operations in our consolidated statements of operations, however, the sales of any installed parts or materials related to Automotive Services are included in net sales. Rental revenues and related expenses for properties leased to third parties, which are included in other revenues from operations and related expenses which are included in other expenses in our consolidated statements of operations, are excluded from the table below. Therefore, we discuss the combined results of our Automotive net sales and Automotive Services labor revenues below. For the 2026 periods, the table includes Pep Boys operating results only through August 20, 2026.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Net sales and other revenues from operations	$192	$366	$857	$1,056
Cost of goods sold and other expenses from operations	138	271	611	786
Gross profit	$54	$95	$246	$270
Gross margin	28%	26%	29%	26%

Three Months Ended September 30, 2026 and 2025

Net sales and other revenues from operations for our Automotive segment for the three months ended September 30, 2026 decreased by $174 million (48%) as compared to the comparable prior year period. The decrease was primarily due to the sale of Pep Boys on August 20, 2026, while revenue from the retained Automotive businesses was flat in comparison to the prior period.

Cost of goods sold and other expenses from operations for the three months ended September 30, 2026 decreased by $133 million (49%) as compared to the comparable prior year period, The decrease was mostly attributable to reduced costs following the Pep Boys sale. Gross profit for the three months ended September 30, 2026 decreased by $41 million (43%) from the comparable prior year period. Gross margin was 28% and 26% for the three months ended September 30, 2026 and 2025, respectively.

Nine Months Ended September 30, 2026 and 2025

Net sales and other revenues from operations for our Automotive segment for the nine months ended September 30, 2026 decreased by $199 million (19%) as compared to the comparable prior year period. The decrease was primarily due to the sale of Pep Boys on August 20, 2026, while revenue from the retained Automotive businesses increased $2 million in comparison to the prior year period.

Cost of goods sold and other expenses from operations for the nine months ended September 30, 2026 decreased by $175 million (22%) as compared to the comparable prior year period. The decrease was mostly attributable to reduced costs following the Pep Boys sale. Gross profit for the nine months ended September 30, 2026 decreased by $24 million (9%) from the comparable prior year period. Gross margin was 28% and 26% for the nine months ended September 30, 2026 and 2025, respectively.

Food Packaging

Our Food Packaging segment’s results of operations are primarily driven by the production and sale of cellulosic, fibrous and plastic casings for the processed meat and poultry industry and derives a majority of its total net sales from customers located outside the United States.

During the first quarter of 2025, the segment commenced implementation of a restructuring plan designed to enhance operational efficiency and margin performance. The plan includes the consolidation of our North American facilities into a single, centralized location, along with investments in upgraded equipment at that facility. These actions are intended to support increased production volumes while reducing costs and waste. Implementation of the plan is causing interim disruption, but its objective is to maintain global production capability while achieving improved cost structure. The restructuring activities were substantially completed during the first half of 2026. However, the segment may not be able to realize cost savings and benefits initially expected as a result of the restructuring.

Three Months Ended September 30, 2026 and 2025

Net sales for the three months ended September 30, 2026 increased $4 million (4%) as compared to the comparable prior year period. The increase was primarily due to volume-related increases of $1 million and an increase in price and product mix of $3 million. Cost of goods sold for the three months ended September 30, 2026 increased $1 million (1%) as compared to the comparable prior year period primarily due to higher volumes of product sold due improved production efficiency. Gross margin as a percentage of net sales was 8% and 5% for the three months ended September 30, 2026 and 2025, respectively.

Nine Months Ended September 30, 2026 and 2025

Net sales for the nine months ended September 30, 2026 decreased $10 million (4%) as compared to the comparable prior year period. The decrease was primarily due to volume-related decreases of $22 million, offset in part by favorable effects of an increase in price and product mix increases of $7 million and favorable foreign exchange of $5 million. Cost of goods sold for the nine months ended September 30, 2026 decreased $8 million (3%) as compared to the comparable prior year period primarily due to lower volumes of product sold due to temporary capacity constraints. Gross margin as a percentage of net sales was 11% for the nine months ended September 30, 2026 and 2025.

Real Estate

Our Real Estate segment consists of investment properties which includes land, retail, office and industrial properties leased to commercial tenants, the development and sale of single-family homes, and the operations of a resort and a country club. Sales of single-family homes and investment properties are included in net sales in our consolidated statements of operations. Results from operations at investment properties and our country club are included in other revenues from operations in our consolidated statements of operations. Net sales and other revenues from operations for the three and nine months ended September 30, 2026 was primarily derived from the sale of single-family homes, resort and country club operations.

In the fourth quarter of 2025, our Automotive segment completed the transfer of a group of owned real estate properties to our Real Estate segment. Following the transfer, the Real Estate segment assumed control of the properties and will manage and lease them as part of its ongoing operations. Beginning in August 2026, the Real Estate segment includes leases to Pep Boys retained in connection with the sale of Pep Boys that were previously eliminated in consolidation. The Real Estate segment also assumed the existing leases with third party tenants from the transferred properties. During the nine months ended September 30, 2026, the Real Estate segment recognized a $165 impairment charge related to certain properties retained in connection with the sale of Pep Boys.

Three Months Ended September 30, 2026 and 2025

Net sales for the three months ended September 30, 2026 increased $1 million (100%) as compared to the comparable prior year period due to an increase in single-family home sales. Cost of goods sold for the three months ended September 30, 2026 increased $1 million (100%) as compared to the prior year period due to an increase in single-family home sales. Gross margin as a percentage of net sales was 0% and 0% for the three months ended September 30, 2026 and 2025.

Other revenues from operations for the three months ended September 30, 2026 increased $16 million (160%) as compared to the comparable prior year period due to higher rental revenues from the properties transferred to the Real Estate segment in October 2025 and increased rental revenues from leases to Pep Boys beginning in August 2026. related to the retained Pep Boys leases. Other expenses from operations for the three months ended September 30, 2026 increased by $17 million (155%) as compared to the comparable prior year period due to higher lease expenses related to the transfer of properties from Automotive and the sale of Pep Boys.

Nine Months Ended September 30, 2026 and 2025

Net sales for the nine months ended September 30, 2026 increased $3 million (300%) as compared to the comparable prior year period due to an increase in single-family home sales. Cost of goods sold for the nine months ended September 30, 2026 increased $3 million (300%) as compared to the prior year period due to an increase in single-family home sales. Gross margin as a percentage of net sales was 0% for each of the nine months ended September 30, 2026 and 2025.

Other revenues from operations for the nine months ended September 30, 2026 increased $19 million (43%) as compared to the comparable prior year period due to higher rental revenues from the properties transferred to the Real Estate segment in October 2025 and increased rental revenues from leases to Pep Boys beginning in August 2026. Other expenses from operations for the nine months ended September 30, 2026 increased by $26 million (59%) as compared to the comparable prior year period due higher lease expenses related to the transfer of properties from Automotive and the sale of Pep Boys.

Home Fashion

Our Home Fashion segment is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products.

Three Months Ended September 30, 2026 and 2025

Net sales for the three months ended September 30, 2026 increased by $2 million (5%) as compared to the comparable prior year period mostly due to higher demand from our hospitality business. Cost of goods sold for the three months ended September 30, 2026 increased $5 million (14%). Cost of goods sold was negatively impacted by the Iran war which resulted in lower production and higher unabsorbed costs. Gross margin as a percentage of net sales was 9% and 17% for the three months ended September 30, 2026 and 2025, respectively.

Nine Months Ended September 30, 2026 and 2025

Net sales for the nine months ended September 30, 2026 decreased by $3 million (2%) as compared to the comparable prior year period mostly due to lower demand from our retail business. Cost of goods sold for the nine months ended September 30, 2026 increased $2 million (2%). Cost of goods sold was negatively impacted from the Iran war which resulted in lower production and higher unabsorbed costs. These unfavorable impacts were largely offset by a $4 million refund related to IEEPA tariffs, which favorably reduced cost of goods sold during the period. Gross margin as a percentage of net sales was 17% and 21% for the nine months ended September 30, 2026 and 2025, respectively.

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

Three Months Ended September 30, 2026 and 2025

Net sales for the three months ended September 30, 2026 decreased $4 million (20%) as compared to the comparable prior year period primarily due to increased generic competition in the anti-obesity market resulting in decreased sales. Cost of goods sold for the three months ended September 30, 2026 decreased $5 million (36%) as compared to the comparable prior year period primarily due to decreased sales. Gross margin as a percentage of net sales was 44% and 30% for the three months ended September 30, 2026 and 2025, respectively.

Nine Months Ended September 30, 2026 and 2025

Net sales for the nine months ended September 30, 2026 decreased $30 million (39%) as compared to the comparable prior year period primarily due to increased generic competition in the anti-obesity market resulting in decreased sales. Cost of goods sold for the nine months ended September 30, 2026 decreased $16 million (37%) as compared to the comparable prior year period primarily due to decreased sales. Gross margin as a percentage of net sales was 41% and 43% for the nine months ended September 30, 2026 and 2025, respectively.

Holding Company

Our Holding Company’s results of operations primarily reflect the interest expense on its senior notes for each of the three and nine months ended September 30, 2026 and 2025.

Other Consolidated Results of Operations

Gain On Disposition of Assets, Net

As discussed in Note 1, "Description of Business," to the consolidated financial statements, we sold Pep Boys, resulting in a pretax gain on disposition of assets of $215 million for the three and nine months ended September 30, 2026. The gain is based on the initial closing calculations and remains subject to adjustment upon the final settlement of post-closing working capital and other adjustments with Mavis.

Selling, General and Administrative

Three Months Ended September 30, 2026 and 2025

Our consolidated selling, general and administrative costs during the three months ended September 30, 2026 decreased by $41 million (19%) as compared to the comparable prior year period. The decrease was primarily due to lower costs in the Automotive segment of $54 million primarily related to sale of Pep Boys in August 2026, offset in part with higher costs in the Energy segment of $14 million primarily related to higher personnel costs combined with higher software, legal and consulting costs.

Nine Months Ended September 30, 2026 and 2025

Our consolidated selling, general and administrative costs during the nine months ended September 30, 2026 decreased by $37 million (6%) as compared to the comparable prior year period. The decrease was primarily due to lower costs in the Automotive segment of $54 million primarily related to sale of Pep Boys in August 2026, offset in part with higher costs in the Energy segment of $16 million primarily related to higher personnel costs combined with higher software, legal and consulting costs.

Interest Expense

Three Months Ended September 30, 2026 and 2025

Our consolidated interest expense during the three months ended September 30, 2026 decreased by $6 million (5%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense in our Investment segment of $4 million attributable to changes in short exposure composition and lower interest expense in our Holding Company of $2 million related to the redemption of senior notes in the first quarter of 2026.

Nine Months Ended September 30, 2026 and 2025

Our consolidated interest expense during the nine months ended September 30, 2026 decreased by $19 million (5%) as compared to the comparable prior year period. The decrease was primarily due to lower interest expense in our Investment segment of $11 million attributable to changes in short exposure composition and lower interest expense in our Energy segment of $8 million attributable to lower borrowing costs resulting from our Energy segment’s debt refinancing activities in the first quarter of 2026.

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

As of September 30, 2026, our Holding Company had cash and cash equivalents of approximately $921 million and total debt of approximately $4.4 billion. As of September 30, 2026, our Holding Company had investments in the Investment Funds with a total fair market value of approximately $1.4 billion. We may redeem our direct investment in the Investment Funds upon notice. See “Investment Segment Liquidity,” including under “Investment Funds

Redemptions,” below for additional information with respect to our Investment segment liquidity. See “Consolidated Cash Flows” below for additional information with respect to our Holding Company liquidity.

Holding Company Borrowings and Availability

Holding Company aggregate outstanding face amount of senior notes consists of the following:

	September 30,	December 31,
	2026	2025

	(in millions)
6.250% senior notes due 2026	—	250
5.250% senior notes due 2027	1,455	1,455
4.375% senior notes due 2029	750	750
9.750% senior notes due 2029	700	700
10.000% senior notes due 2029	1,000	1,000
9.000% senior notes due 2030	750	750
Aggregate outstanding face amount of senior notes	4,655	4,905
Less: Unamortized discounts, premiums, and debt issuance costs	(14)	(16)
Less: Notes held in treasury (1)	(226)	(225)
Total Debt	$4,415	$4,664
(1)	At September 30, 2026 total debt is net of notes held in treasury of $73 million aggregate principal amount of our 5.250% senior notes due 2027, $92 million aggregate principal amount of our 4.375% senior notes due 2029, and $61 million aggregate principal amount of our 9.000% senior notes due 2030. At December 31, 2025 total debt is net of notes held in treasury of $10 million aggregate principal amount of our 6.250% senior notes due 2026, $73 million aggregate principal amount of our 5.250% senior notes due 2027, $92 million aggregate principal amount of our 4.375% senior notes due 2029 and $50 million of 9.000% senior notes due 2030.

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

The indentures governing our senior notes described above restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures require that on each quarterly determination date, Icahn Enterprises and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined therein. Upon the closing of our secured debt offering in November of 2024, all of our notes are now secured and, as a result, are excluded from the calculation of the ratio test under these covenants. As a result, we no longer have a material amount of unsecured indebtedness, and we and our subsidiaries have substantially more capacity under these covenants to incur additional unsecured indebtedness (but subject to the other covenants in the indentures governing our senior notes that restrict the ability of the Issuers and the Guarantor, as well as the ability of our non-guarantor subsidiaries, to incur incremental indebtedness). The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. Additionally, each of the 5.250% senior notes due 2027 (the “2027 Notes”), the 4.375% senior notes due 2029, the 10.000% senior notes due 2029 and the 9.000% senior notes due 2030 are subject to optional redemption premiums in the event we redeem any of the notes prior to six months before maturity. The 9.750% senior notes due 2029 are subject to optional redemption premiums in the event we redeem these notes prior to three months before maturity. The 2027 Notes, of which approximately $1.4 billion aggregate principal amount was outstanding and held by third parties as of September 30, 2026, mature in May 2027. We currently expect to satisfy the 2027 Notes at or prior to maturity through one or more refinancing transactions permitted under our existing indentures, cash on hand, redemptions of our interests in the Investment Funds or a combination of these sources. As of September 30, 2026, the Holding Company had approximately $921 million of cash and cash equivalents and approximately $1.4 billion of investments in the Investment Funds. Any refinancing will depend on market conditions, our financial condition, compliance with the applicable provisions of our debt agreements and other factors at the time. There can be no assurance that we will be able to refinance the 2027 Notes on acceptable terms or at all. To the extent we repay the 2027 Notes using cash on hand or proceeds from redemptions of our interests in the Investment Funds, our liquidity and the amount of capital available for other purposes would be reduced. Based on our current cash and cash equivalents, our interests in the Investment Funds and our other anticipated sources of liquidity, we believe we have sufficient liquidity to meet our obligations, including repayment or refinancing of the 2027 Notes, for at least the next 12 months. This assessment is subject to the availability and value of those sources and prevailing market conditions. Continued negative performance of the Investment Funds, cash commitments, cash distributions on our depositary units or an inability to refinance the 2027 Notes on acceptable terms could materially reduce the liquidity available to satisfy the 2027 Notes and our other obligations.

As of September 30, 2026 and December 31, 2025, we were in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures. Based on the applicable covenant calculations as of September 30, 2026, we were not permitted to incur incremental indebtedness under the general debt-incurrence provisions of the indentures. The indentures, however, permit qualifying indebtedness incurred to refinance existing indebtedness, including the 2027 Notes, subject to specified conditions. Accordingly, our ability to issue refinancing indebtedness does not necessarily mean that we would have capacity to incur additional net indebtedness

Debt Repurchase

During the nine months ended September 30, 2026, we repurchased in the open market approximately $11 million aggregate principal amount of our existing 9.000% senior notes due 2030 for total cash paid of $10 million. The repurchased notes were extinguished but were not retired and are held in treasury.

LP Unit Distributions

During the nine months ended September 30, 2026, Icahn Enterprises declared three quarterly distributions, each distribution in the amount of $0.50 per depositary unit in which each depositary unitholder had the option to make an election to receive either cash or additional depositary units. In connection with these distributions, aggregate cash distributions to all depositary unitholders that made a timely election to receive cash was $159 million, of which $75 million was distributed to Mr. Icahn and his affiliates.

On November 2, 2026, the Board of Directors of the Icahn Enterprises GP (the “Board”) declared a quarterly distribution in the amount of $0.50 per depositary unit, which will be paid on or about December 23, 2026 to depositary unitholders of record at the close of business on November 16, 2026. Depositary unitholders will have until December 11, 2026 to make a timely election to receive either cash or additional depositary units. If a unitholder does not make a timely election, it will automatically be deemed to have elected to receive the distribution in additional depositary units. Depositary unitholders who elect to receive (or who are deemed to have elected to receive) additional depositary units will receive units valued at the volume weighted average trading price of the units during the five consecutive trading days ending December 18, 2026. Icahn Enterprises will make a cash payment in lieu of issuing fractional depositary units to any unitholders electing to receive (or who are deemed to have elected to receive) depositary units.

At-The-Market Offerings

From time to time Icahn Enterprises enters into open market sale agreements providing for the sale of depositary units under its ongoing “at-the-market” offering program. During the nine months ended September 30, 2026, we sold 3,203,255 depositary units resulting in gross proceeds of $23 million pursuant to the Open Market Sale Agreement entered into on August 26, 2024 (the “2024 Open Market Sale Agreement”). As of September 30, 2026, Icahn Enterprises may sell depositary units for up to an additional $341 million in aggregate gross proceeds pursuant to the 2024 Open Market Sale Agreement. No assurance can be made that any or all amounts will be sold during the term of the agreement, and we have no obligation to sell additional depositary units under the 2024 Open Market Sale Agreement. Depending on market conditions, we may continue to sell depositary units under the 2024 Open Market Sale Agreement, and, if appropriate, enter into a new open market sale agreement to continue our “at-the-market” sales program once we have sold the full amount of our existing 2024 Open Market Sale Agreement. Our ability to access remaining capital under our “at-the-market” program may be limited by market conditions at the time of any future potential sale. There can be no assurance that any future capital will be available on acceptable terms or at all under this program.

Repurchase Authorization

On May 9, 2023, the Board approved a repurchase program which authorizes Icahn Enterprises or affiliates of Icahn Enterprises to repurchase up to an aggregate of $500 million worth of any of our outstanding fixed-rate senior notes issued by Icahn Enterprises and Icahn Enterprises Finance Corp. and up to an aggregate of $500 million worth of the depositary units issued by Icahn Enterprises (the “Repurchase Program”), in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness. The repurchases of senior notes or depositary units may be done for cash from time to time in the open market, through tender offers or in privately negotiated transactions upon such terms and at such prices as management may determine. The authorization of the Repurchase Program is for an indefinite term and does not expire until later terminated by the Board. On November 6, 2024, the Board re-approved the Repurchase Program, and, pursuant to the reapproved Repurchase Program, we were reauthorized to repurchase up to $500 million worth of our outstanding fixed-rate senior notes, in addition to the $269 million we repurchased prior to the Board’s reapproval of the Repurchase Program. During the nine months ended September 30, 2026, the Company repurchased in the open market approximately $11 million aggregate principal amount of our existing 9.000% senior notes due 2030 for total cash paid of $10 million. Repurchased notes are extinguished but not retired when held in treasury. We remain authorized to repurchase up to $439 million of our senior notes and up to $500 million of our outstanding depositary units, in each case subject to restrictions on use of our cash contained in the indentures governing our indebtedness.

Investment Segment Liquidity

In addition to investments by us and Mr. Icahn, the Investment Funds historically have access to significant amounts of cash available from prime brokerage lines of credit, subject to customary terms and market conditions.

Our cash held at consolidated affiliated partnerships balance was $334 million and $746 million as of September 30, 2026 and December 31, 2025, respectively. Cash held at consolidated affiliated partnerships relates to our Investment segment and consists of cash and cash equivalents held by the Investment Funds that, although not legally restricted, are not used for the general operating needs of Icahn Enterprises.

Additionally, our Investment segment liquidity is driven by the investment activities and performance of the Investment Funds. As of September 30, 2026, the Investment Funds had a net short notional exposure of 7%. The Investment Funds’ long exposure was 101% (101% long equity) and its short exposure was 108% (91% short equity and 17% short commodity). The notional exposure represents the ratio of the notional exposure of the Investment Funds’ invested capital to the net asset value of the Investment Funds at September 30, 2026.

Of the Investment Funds’ 101% long exposure, 56% was comprised of the fair value of its long positions and 45% was comprised mostly of single name equity forward and swap contracts. Of the Investment Funds’ 108% short exposure, 49% was comprised of the fair value of its short positions and 59% was comprised mostly of short broad market index swap derivative contracts and short commodity contracts.

With respect to both our long positions that are not notionalized (56% long exposure) and our short positions that are not notionalized (49% short exposure), each 1% change in exposure as a result of purchases or sales (assuming no change in value) would have a 1% impact on our cash and cash equivalents (as a percentage of net asset value). Changes in exposure as a result of purchases and sales as well as adverse changes in market value would also have an effect on funds available to us pursuant to prime brokerage lines of credit.

With respect to the notional value of our other long positions (45% long exposure) and short positions (59% short exposure), our liquidity would decrease by the balance sheet unrealized loss if we were to close the positions at quarter end prices. This would be offset by a release of restricted cash balances collateralizing these positions as well as an increase in funds available to us pursuant to certain prime brokerage lines of credit. If we were to increase our short exposure by adding to these short positions, we would be required to provide cash collateral equal to a small percentage of the initial notional value at counterparties that require cash as collateral and then post additional collateral equal to 100% of the mark to market on adverse changes in fair value. For our counterparties who do not require cash collateral, funds available from lines of credit would decrease.

Investment Funds Redemptions

During the nine months ended September 30, 2026, Mr. Icahn and his affiliates (excluding us and Brett Icahn) redeemed $450 million from his personal interest in the Investment Funds and the Holding Company redeemed $240 million. In addition, during the nine months ended September 30, 2026, the Holding Company redeemed $40 million in securities from the Investment Funds. As of September 30, 2026 and December 31, 2025, the total fair market value of investments in the Investment Funds owned by the Company was approximately $1.4 billion and $2.7 billion, respectively, representing approximately 89% and 75% of the Investment Funds’ assets under management as of each respective date.

Other Segment Liquidity

Segment Cash and Cash Equivalents

Segment cash and cash equivalents (excluding our Investment segment) consists of the following:

	September 30,	December 31,
	2026	2025

	(in millions)
Energy	$1,278	$511
Automotive	8	14
Food Packaging	8	9
Real Estate	38	31
Home Fashion	5	4
Pharma	20	26
	$1,357	$595

Segment Borrowings and Availability

Segment debt consists of the following:

	September 30,	December 31,
	2026	2025

	(in millions)
Energy	$1,782	$1,765
Automotive	—	21
Food Packaging	136	142
Real Estate	1	1
Home Fashion	23	23
	$1,942	$1,952

Energy

In February 2026, CVR Energy completed the issuance of $1 billion aggregate principal amount of senior notes, consisting of $600 million of 7.50% senior notes due February 2031 and $400 million of 7.875% senior notes due February 2034. The proceeds from the issuance of these notes were used to (i) fund the redemption in full of CVR Energy’s existing $600 million in aggregate principal amount of 8.50% senior unsecured notes due 2029 at a redemption price equal to 104.250% of the principal amount in February 2026, resulting in a $28 million loss on extinguishment of debt in the nine months ended September 30, 2026, (ii) fund the partial redemption of $217 million of CVR Energy’s existing $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028 at par in February 2026, resulting in a less than $1 million loss on extinguishment of debt in the nine months ended September 30, 2026, and (iii) repay the aggregate principal balance of CVR Energy’s Term Loan, resulting in a $3 million loss on extinguishment of debt in the nine months ended September 30, 2026.

In February 2026, CVR Energy and certain of its subsidiaries entered into Amendment No. 5 (the “CVR Energy ABL Amendment”) to the Amended and Restated ABL Credit Agreement (the “CVR Energy ABL”) with a group of lenders, including Wells Fargo Bank, National Association, a national banking association, as administrative agent, collateral agent and a lender. The CVR Energy ABL Amendment amended the CVR Energy ABL, dated December 20, 2012, to, among other things, (i) increase the aggregate principal amount available under the CVR Energy ABL from $345 million to $550 million, which commitments may be further increased up to $700 million in accordance with the CVR Energy ABL Amendment, (ii) extend the maturity date from June 30 2027 to February 12, 2031, and (iii) make certain amendments to the borrowing base calculation and negative covenants.

As of September 30, 2026, total availability under the CVR Energy ABL and CVR Partners’ ABL Credit Agreement (the “CVR Partners ABL”) aggregated to $575 million. The CVR Energy ABL had $20 million of letters of credit outstanding as of September 30, 2026. The CVR Energy ABL matures on February 12, 2031, and the CVR Partners ABL matures on September 26, 2028.

Covenants

Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for information concerning terms, restrictions and covenants pertaining to our subsidiaries’ debt. As of September 30, 2026, all of our subsidiaries were in compliance with all debt covenants.

Our segments have additional borrowing availability under certain revolving credit facilities as summarized below:

September 30,
2026
(in millions)
Energy	$575
Home Fashion	7
$582

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

The following table summarizes cash flow information for Icahn Enterprises’ reporting segments and our Holding Company:

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Net Cash Provided By (Used In)			Net Cash Provided By (Used In)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

Holding Company	$(228)	$729	$(421)	$(189)	$108	$(314)
Investment	34	—	(691)	131	—	(526)

Other Operating Segments:
Energy	1,026	(147)	(112)	144	(309)	(152)
Automotive	(81)	(106)	172	(8)	(68)	(11)
Food Packaging	(27)	(23)	49	16	(26)	15
Real Estate	2	(16)	25	1	71	(84)
Home Fashion	—	—	(1)	(5)	(7)	9
Pharma	(3)	—	(3)	18	1	(25)
Other operating segments	917	(292)	130	166	(338)	(248)
Total before eliminations	723	437	(982)	108	(230)	(1,088)
Eliminations	6	(84)	78	—	(107)	107
Consolidated	$729	$353	$(904)	$108	$(337)	$(981)

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

Holding Company

	Nine Months Ended September 30,
	2026	2025

Operating Activities:
Cash payments for interest on senior notes	$(219)	$(223)
Interest and dividend income	21	47
Net cash receipts for income taxes, net of payments	(4)	(2)
Operating costs and other	(26)	(11)
	$(228)	$(189)
Investing Activities:
Proceeds from sale of businesses and assets	$646	$—
Distributions from the Investment Funds	$240	$—
Cash from operating segments	52	166
Cash to operating segments	(208)	(59)
Other, net	1	1
	$731	$108
Financing Activities:
Partnership contributions	$22	$45
Partnership distributions	(162)	(233)
Proceeds from Holding Company senior unsecured notes	—	495
Repurchase of senior notes held in treasury	(10)	(46)
Repayments and repurchases of Holding Company senior notes	(240)	(480)
Payments to acquire additional interests in subsidiaries	(31)	(92)
Other financing activities, net	—	(3)
	$(421)	$(314)
Increase (decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	$82	$(395)

Operating transactions with subsidiaries includes the reimbursement of operating expenses to our Investment segment based on an expense-sharing agreement.

Distributions paid from the Investment Funds include a distribution paid, which includes payment to the Holding Company, and are eliminated in consolidation.

Cash from operating segments is made up of dividends, distributions, and repayments of intercompany loans that are eliminated in consolidation. During the nine months ended September 30, 2026, this includes cash from our Real Estate segment of $20 million, cash from our Energy segment of $17 million, cash from our Investment segment of $6 million, cash from our Automotive segment of $5 million, cash from our Pharma segment of $3 million and cash from our Home Fashion segment of $1 million.

Cash to operating segments is made up of intercompany loans and contributions to operating segments that are eliminated in consolidation. During the nine months ended September 30, 2026, changes in cash to operating segments was mainly attributable to cash paid to our Automotive segment of $165 million and our Real Estate segment of $43 million.

Payments to acquire additional interests in subsidiaries represent payments to acquire additional interests in CVR Energy of $16 million and the private placement of Viskase of $15 million.

Subsidiary Dividends

For the third quarter of 2026, CVR Energy declared a cash dividend of $0.10 per share, which is payable November 23, 2026, to shareholders of record as of November 16, 2026. Our portion of the dividend is estimated to be approximately $7 million in cash. Additionally, for the third quarter of 2026, CVR Partners declared a distribution of $1.79 per common unit, or approximately $19 million, which is payable November 23, 2026 to unitholders of record as of November 16, 2026. Our portion of the dividend is estimated to be less than $1 million in cash.

 Investment Segment

Our Investment segment’s cash flows from operating activities for the comparable periods were attributable to its net investment transactions.

Other Operating Segments

	Nine Months Ended September 30,
	2026	2025

Operating Activities:
Net cash flow from operating activities before changes in operating assets and liabilities	$1,092	$473
Changes in operating assets and liabilities	(175)	(307)
	$917	$166
Investing Activities:
Capital expenditures	$(294)	$(266)
Turnaround expenditures	(2)	(196)
Proceeds from sale of assets	24	112
Return of equity method investment	6	6
Other	(26)	6
	$(292)	$(338)
Financing Activities:
Proceeds from other borrowings	$1,004	$9
Repayments of other borrowings	(983)	(108)
Dividends and distributions to non-controlling interests	(73)	(51)
Proceeds from reverse recapitalization	40	—
Cash from Holding Company	208	59
Cash to Holding Company	(52)	(166)
Payments to acquire additional interests in consolidated subsidiaries	16	20
Other	(30)	(11)
	$130	$(248)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and restricted cash equivalents	—	—
Decrease (increase) in cash and cash equivalents and restricted cash and restricted cash equivalents	$755	$(420)

Our other operating segments’ cash flows from operating activities before changes in operating assets and liabilities were primarily attributable to the results of our Energy segment during both periods. The change in cash flows from operating activities for the nine months ended September 30, 2026 as compared to the comparable prior year was primarily due to an increase in the operating results of our Energy segment.

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

Cash from Holding Company is made up of intercompany loans and contributions between our Holding Company and subsidiaries that are eliminated in consolidation. During the nine months ended September 30, 2026, changes in cash to operating segments was mainly attributable to cash paid to our Automotive segment of $165 million and our Real Estate segment of $43 million.

Cash to Holding Company is made up of dividends, distributions, and repayments of intercompany loans that are eliminated in consolidation. During the nine months ended September 30, 2026, this includes cash distributions paid from our Real Estate segment of $20 million, cash paid from our Energy segment of $17 million, cash paid from our Pharma segment of $3 million, and cash paid from our Home Fashion segment of $1 million.

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

The Investment Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our condensed consolidated balance sheets. Based on their respective balances as of September 30, 2026, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased and derivatives would be negatively impacted by approximately $85 million, $75 million and $158 million, respectively. However, as of September 30, 2026, we estimate that the impact to our share of the net gain (loss) from investment activities reported in our condensed consolidated statement of operations would be less than the change in fair value since we have an interest of approximately 89% in the Investment Funds.

Item 4. Controls and Procedures

As of September 30, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and subsidiaries’ disclosure controls and procedures pursuant to the Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Icahn, through affiliates, owns 100% of Icahn Enterprises GP, the general partner of Icahn Enterprises, and approximately 87% of Icahn Enterprises’ outstanding depositary units as of September 30, 2026, and, as a result, has the ability to influence many aspects of our operations and affairs.

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

In addition, in past years through the present, Mr. Icahn from time to time has had and currently has borrowings from lenders and has pledged assets he owns personally, directly or through his affiliates, to secure these loans, which pledged assets include Icahn Enterprises depositary units and interests in the Investment Funds. The number of depositary units and the amount of interests in the Investment Funds owned personally by Mr. Icahn, directly or through his affiliates, pledged to secure these loans has been substantial and has fluctuated over time as a result of the amount of outstanding principal amount of the loans, the market price of the depositary units, the value of the Investment Fund interests, and other factors. As of September 30, 2026, Mr. Icahn and his affiliates have pledged 658,924,537 depositary units and approximately $33 million of interests in the Investment Funds. Mr. Icahn amended and restated his loan agreements in July of 2023 (as amended and restated, the “Loan Agreement”). On August 13, 2025, Mr. Icahn and his affiliates entered into Amendment No. 3 to the Loan Agreement (“Amendment No. 3”). Among other changes, Amendment No. 3 extended the maturity of the Loan Agreement to July 2028 and correspondingly extended the payment due dates under the Loan Agreement and amended certain covenants. In connection with Amendment No. 3, Mr. Icahn paid approximately $300 million to the principal of the loan. As of the date of Amendment No. 3, in connection with the Loan Agreement, Mr. Icahn has pledged (i) depositary units of IEP owned by Mr. Icahn, (ii) interests owned by Mr. Icahn in the Investment Funds, and (iii) certain other collateral unrelated to IEP or the Investment Funds. Neither IEP nor any of its subsidiaries is a party to the Loan Agreement or the amendments to the Loan Agreement. The terms of the Loan Agreement require that distributions paid upon, or proceeds from sales of, pledged depositary units be used to prepay the loans or be pledged as additional collateral. Pursuant to the terms of the Loan Agreement, a margin call may only be triggered in the event that the loan-to-value ratio set forth in the Loan Agreement is not maintained.

For purposes of the loan-to-value ratio set forth in the Loan Agreement, the value of the pledged depositary units is calculated based upon the Company’s indicative net asset value rather than the market price of the depositary units. As a result, a continued decline in the Company’s indicative net asset value, or the value of the interests in the Investment Funds, could result in margin calls. Declines in the trading price of the Company’s depositary units do not require Mr. Icahn to deposit additional funds or securities with the lenders or suffer foreclosure on or a forced sale of Mr. Icahn’s depositary units or other assets. While we are confident in our investment strategy and ability to continue to grow our investment portfolio through a refocused activist strategy, and in the effectiveness of our hedging positions intended to mitigate certain risks may be ineffective and may increase losses, successful execution of our activist investment activities and other aspects of our business involves many risks (including those set forth herein), some of which are out of our control, and our net asset value has declined significantly in recent periods.

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

We believe that we have been and are properly treated as a partnership for U.S. federal income tax purposes. This allows us to pass through our income and deductions to our partners. However, the Internal Revenue Service (“IRS”) could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code, as amended. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, oil and gas revenues and certain other income from minerals, natural resources and specified energy resources, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was “qualifying” income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute “qualifying” income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. We have repurchased certain of our outstanding senior notes, and the board of directors has approved the repurchase by the Company of up to an additional $439 million of our outstanding senior notes, and if such debt is repurchased at a discount, we may recognize cancellation of indebtedness (“COD”) income, which, in some circumstances, may not be considered “qualifying” income. If less than 90% of our gross income constitutes “qualifying” income, we may be subject to corporate tax on our net income plus possible state taxes. Further, if less than 90% of our gross income constituted “qualifying” income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we become required to register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes. The cost of paying federal and possibly state income tax, either for past years or going forward could be a significant liability and would reduce our funds available to make distributions to holders of units, and to make interest and principal payments on our debt securities. To meet the “qualifying” income test, we may structure transactions in a manner which is less advantageous than if this were not a consideration, or we may avoid otherwise economically desirable transactions.

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

Mr. Icahn, through certain affiliates, owns 100% of Icahn Enterprises GP and approximately 87% of Icahn Enterprises’ outstanding depositary units as of September 30, 2026. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (the “PBGC”) against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%, which includes the liabilities of pension plans sponsored by Viskase (and, prior to their termination, of ACF Industries LLC (“ACF”), as further described below). All the minimum funding requirements of the Internal Revenue Code, as amended, and the Employee Retirement Income Security Act of 1974, as amended, for the Viskase plans have been met as of

September 30, 2026. If the plans were voluntarily terminated, the Viskase plan would be underfunded by approximately $19 million as of September 30, 2026. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of Viskase to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the Viskase pension plans. In addition, other entities now or in the future within the controlled group in which we are included may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans.

The current underfunded status of the pension plans of Viskase requires them to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the Viskase controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.

Starfire Holding Corporation (“Starfire”), which is 99.6% owned by Mr. Icahn as of September 30, 2026, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group, including ACF. The Starfire indemnity provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

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

Our ability to make payments on and to refinance our indebtedness, and to fund operations will depend on existing cash balances and our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Our current businesses and businesses that we acquire may not generate sufficient cash to service our outstanding indebtedness. In addition, we may not generate sufficient cash flow from operations or investments and future borrowings may not be available to us in an amount sufficient to enable us to service our outstanding indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our outstanding indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our outstanding indebtedness on commercially reasonable terms or at all. The terms of any refinancing may be less favorable than the terms of our current indebtedness, including as a result of higher prevailing interest rates or reduced access to credit markets, which could increase our interest expense and reduce our cash available for operations, distributions and other purposes. If we use cash on hand or redeem interests in the Investment Funds to repay a substantial portion of the 2027 Notes, our liquidity and financial flexibility would be materially reduced. The value and liquidity of our interests in the Investment Funds may fluctuate, and redemptions could require the Investment Funds to sell investments under unfavorable market conditions. If we are unable to refinance our outstanding indebtedness or otherwise repay the 2027 Notes when due, we may be required to redeem some or all of our interests in the Investment Funds in order to meet our debt service and repayment obligations or pursue other sources of liquidity, which may not be available on acceptable terms or at all. A failure to repay the 2027 Notes at maturity could result in an event of default, acceleration of other indebtedness and the exercise of remedies against collateral securing our senior notes. Approximately $1.4 billion aggregate principal amount of the 2027 Notes held by third parties matures in May 2027. Our Holding Company cash and cash equivalents of approximately $921 million at September 30, 2026 were less than that amount, and repayment or refinancing of the 2027 Notes will require us to use additional sources of liquidity. Continued negative performance of the Investment Funds, funding under our equity commitment to CVR Energy and cash distributions on our depositary units could reduce the value or availability of those sources.

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

Mr. Icahn, through affiliates, as of September 30, 2026, owned 100% of Icahn Enterprises GP and approximately 87% of our outstanding depositary units. If Mr. Icahn were to sell, or otherwise transfer, some or all of his interests in us to an unrelated party or group, as a result of a merger, foreclosure, changes in tax laws, changes to his estate, or otherwise, a change of control could be deemed to have occurred under the terms of the indentures governing our senior notes, which would require us to offer to repurchase all outstanding senior notes at 101% of their principal amount plus accrued and unpaid interest, special interest, if any, and liquidated damages, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes.

We have made significant investments in the Investment Funds and negative performance of the Investment Funds may result in a significant decline in the value of our investments.

As of September 30, 2026, we had investments in the Investment Funds with a fair market value of approximately $1.4 billion, which may be accessed on short notice to satisfy our liquidity needs. If the Investment Funds continue to experience negative performance, the value of these investments will continue to be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position, including our ability to service or repay our debt obligations. In addition, our ability to redeem our interests in the Investment Funds on favorable terms may be limited during periods of market stress or volatility, and the Investment Funds may not be able to liquidate their positions quickly enough to satisfy redemption requests without incurring significant losses. Furthermore, to the extent we rely on redemptions from the Investment Funds as a primary source of liquidity to meet our debt service and other obligations, any impairment of our ability to effect such redemptions, or a decline in the value of the Investment Funds’ assets, could materially adversely affect our liquidity and financial condition.

Future cash distributions to Icahn Enterprises’ unitholders, if any, may be reduced, suspended or discontinued, and can be affected by numerous factors.

While we made cash distributions to Icahn Enterprises’ unitholders in each of the four quarters of 2025 and the first three quarters of 2026, the payment of future distributions will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered,  and the declaration of a distribution in a particular quarter does not obligate the Board to declare a distribution in any future quarter or at any particular level, and such distributions may be reduced, suspended, or discontinued depending on the Company’s financial position at the time of such determination by the Board.

Our ability to pay distributions will depend on numerous factors, including the availability of adequate cash flow from operations; the proceeds, if any, from divestitures; our capital requirements and other obligations, including our obligations to service or repay our outstanding debt; restrictions contained in our financing arrangements, including the indentures governing our senior notes; and our issuances of additional equity and debt securities. As of September 30, 2026, Mr. Icahn and his affiliates owned approximately 87% of our outstanding depositary units, and he has generally elected to take his quarterly distribution in units instead of cash. For the quarterly distributions paid in April, June and September of 2026, Mr. Icahn elected to take his distributions in a mix of cash and units, and we anticipate that Mr. Icahn will elect to take his distributions in a mix of cash and units with respect to future distributions, which could further reduce the ability of the Company to maintain its current or historical cash distribution amounts. The availability of cash flow in the future depends as well upon events and circumstances outside our control, including prevailing economic and industry conditions and financial, business and similar factors. No assurance can be given that we will be able to make distributions or as to the timing of any distribution. Even if distributions are made, there can be no assurance that holders of depositary units will not be required to recognize taxable income in excess of cash distributions made in respect of the period in which a distribution is made.

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

The Investment Funds may utilize financial instruments, both for investment purposes and for risk management purposes in order to (i) protect against possible changes in the market value of the Investment Funds’ investment portfolios resulting from fluctuations in the securities markets and changes in interest rates; (ii) protect the Investment Funds’ unrealized gains in the value of its investment portfolios; (iii) facilitate the sale of any such investments; (iv) enhance or preserve returns, spreads or gains on any investment in the Investment Funds’ portfolio; (v) hedge the interest rate or currency exchange rate on any of the Investment Funds’ liabilities or assets; (vi) protect against any increase in the price of any securities our Investment segment anticipates purchasing at a later date; or (vii) for any other reason that our Investment segment deems appropriate. During the three and nine months ended September 30, 2026, short energy positions in the Investment Funds generated losses of $653 million and $1.2 billion, respectively, related to refining hedges intended to serve as economic hedges against the value of CVR Energy. Such positions can produce substantial losses and may fail to offset changes in the value of the exposure they are intended to hedge.

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
●	The Investment Funds may invest in synthetic instruments with various counterparties. In the event of the insolvency of any counterparty, the Investment Funds’ recourse will be limited to the collateral, if any, posted by the counterparty and, in the absence of collateral, the Investment Funds will be treated as a general creditor of the counterparty. While the Investment Funds expect that returns on a synthetic financial instrument may reflect those of each related reference security, as a result of the terms of the synthetic financial instrument and the assumption of the credit risk of the counterparty, a synthetic financial instrument may have a different expected return. The Investment Funds may also invest in credit default swaps.
●	The terms of our swap and other derivative agreements contain certain covenants and maintenance obligations. If we fail to satisfy these requirements, or if specified events occur, our derivative counterparties may have the right to terminate some or all of the applicable derivative transactions. Because a significant portion of our derivative transactions are entered into with a limited number of counterparties, the exercise of termination rights by one or more of those counterparties could have a disproportionate impact on our liquidity and financial condition.

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

In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations or other developments could require our businesses to make additional unforeseen expenditures. Measures to address climate change and reduce greenhouse gases (“GHGs”) could affect our operations by requiring increased operating and capital costs, limiting GHG emissions and/or increasing taxes on GHG emissions. In addition, on the state level, in October 2023, California enacted the Climate Corporate Data Accountability Act and the (“SB 253”) Climate-Related Financial Risk Act (“SB 261”), which impose broad climate-related disclosure obligations on certain companies doing business in California. Both laws remain subject to legal challenges; reporting under SB 253 begins in November 2026 for Scope 1 and Scope 2 GHG emissions, while enforcement of SB 261 is currently enjoined pending appeal . Other states, like New York, have similar climate-related disclosure laws.

There is also increased regulatory interest in per- and polyfluoroalkyl substances (“PFAS”). ”). In April 2024, the U.S. Environmental Protection Agency (“EPA”) finalized a rule designating two PFAS compounds as hazardous substances under CERCLA, which became effective on July 8, 2024.On August 18, 2026, the U.S. Court of Appeals for the D.C. Circuit denied industry petitions challenging the rule, leaving the designation in place. In addition, on February 8, 2024, EPA had proposed to amend RCRA to include nine PFAS, their salts and their structural isomers to its list of hazardous constituents. That proposal remains pending. As a result of the CERCLA designation, and if additional PFAS compounds are designated as hazardous substances under CERCLA or are listed as hazardous constituents or otherwise become regulated under RCRA, EPA may have expanded the authority to order the investigation and remediation of those compounds, and to reopen closed sites which are shown to be impacted by these PFAS compounds, which could result in increased investigation, remediation and monitoring obligations and potential related liabilities. If we are subject to those additional requirements and need to incur additional cost in connection therewith, if we are unable to maintain sales of our products at a price that reflects such increased costs, or if there is a reduced demand for our products, there could be a material adverse effect on our business, financial condition and results of operations. Certain of our subsidiaries’ facilities operate under a number of federal and state environmental permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. These environmental permits, licenses, approvals, limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval, limit or standard. Non-compliance or incomplete documentation of our subsidiaries’ compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, there may be times when certain of our subsidiaries are unable to meet the standards and terms and conditions of our environmental permits, licenses and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on their ability to operate their facilities and accordingly on our consolidated financial position, results of operations or cash flows.

Many of these climate change and environmental laws and regulations and the terms and conditions of related permits, licenses, and approvals may become more stringent, and new or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change and GHG emissions, could affect the operation of our properties or result in significant additional expense and restrictions on our business operations, including as a result of the cost of compliance with these requirements, which may increase over time. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. These expenditures or costs for climate-related and environmental compliance could have a material adverse effect on our operating subsidiaries' results of operations, financial condition and profitability. Refer to Note 19, “Commitments and

Contingencies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional discussion of environmental matters affecting our businesses.

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

The EPA promulgated the Renewable Fuel Standards (“RFS”), which requires refiners, absent applicable exemptions or waivers to either blend “renewable fuels,” such as ethanol and biodiesel, into their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. Under the RFS, the volume of renewable fuels that refineries like Coffeyville and Wynnewood calculate their annual renewable volume obligations using percentage standards established by the EPA. The petroleum business is not able to blend the substantial majority of its transportation fuels, so,  to the extent its obligations are not waived or exempted, it has to purchase RINs on the open market and, where available and applicable, may also use waiver credits for cellulosic biofuels purchased from the EPA, together with the required RINs. On August 31, 2026, the EPA granted Wynnewood a full exemption for the 2025 compliance period; that exemption does not determine its obligations for subsequent periods. The price of RINs became extremely volatile when the EPA’s proposed renewable fuel volume mandates approached and exceeded the “blend wall.” The blend wall refers to constraints on  the amount of ethanol that can be consumed in gasoline, given demand, vehicle compatibility and fuel distribution infrastructure, and is commonly associated with saturation of the gasoline supply with 10% ethanol by volume (“E10”).

Recent regulatory developments, including EPA’s rescission of the GHG endangerment finding under the Clean Air Act and related actions affecting EPA’s authority to regulate GHG emissions, have introduced additional uncertainty regarding federal GHG regulation. Although the RFS program remains in effect as a statutory mandate, changes in EPA’s interpretation of its RFS authority, judicial decisions addressing  that authority, or future legislative or regulatory actions could affect the manner in which renewable volume obligations are established, fuel pathways are evaluated, or other aspects of the RFS are implemented. We cannot predict the ultimate outcome or the impact of these developments on our results of operations.

The petroleum business cannot predict the future prices of RINs. The price of RINs has been extremely volatile in the past. The cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at the refineries and downstream terminals, all of which can vary significantly from period to period. However, the costs to obtain the necessary number of RINs, where available and applicable, cellulosic  waiver credits fluctuates and could be material, if the price for RINs and waiver credits increases. Additionally, because the petroleum business does not produce renewable fuels, increasing the volume of renewable fuels used in the transportation fuel supply could displace an increasing volume of the refineries’ petroleum products, potentially resulting in lower earnings and materially adversely affecting the petroleum business’ cash flows. If the demand for the petroleum business’ transportation fuel decreases as a result of the use of increasing volumes of renewable fuels, increased vehicle fuel economy as, or other factors, the impact on our Energy segment’s business could be material. If sufficient RINs are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA’s RFS mandates, or if the RFS program is modified, curtailed or subject to further regulatory or judicial changes, our Energy segment’s business, financial condition and results of operations could be materially adversely affected.

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

Risks Related to CVR Energy Transactions

The CVR Acquisition is subject to a number of conditions, including regulatory approvals, and may not be completed within the expected timeframe or at all, which could adversely affect CVR Energy and the value of our investment in CVR Energy.

The closing of the CVR Acquisition remains subject to the satisfaction or waiver of certain closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any related agreement with the Antitrust Division of the U.S. Department of Justice, he approval of the North Dakota Department of Environmental Quality for the transfer of the hazardous waste permit covering the Mandan refinery, and certain other regulatory approvals, some of which are beyond CVR Energy’s control. Governmental entities may seek to enjoin the CVR Acquisition or impose conditions, limitations or costs as a condition to their approval. In addition, lawsuits may be brought against CVR Energy, its directors or us, as CVR Energy's controlling stockholder, in connection with the CVR Acquisition or the related financing or governance arrangements, including our equity commitment. Such lawsuits could seek, among other things, to enjoin the consummation of the CVR Acquisition, and an injunction could prevent or delay the closing. Even if without merit, such lawsuits could result in substantial costs and divert management's attention. Under the Purchase Agreement, the CVR Acquisition is required to close no later than 270 days after the execution of the Purchase Agreement, subject to extension to up to 360 days after the execution of the Purchase Agreement in specified circumstances, and the Purchase Agreement may be terminated under certain circumstances, in certain of which CVR Energy would be required to pay a reverse termination fee of 6%, 4% or 2% of the aggregate base purchase price, depending on the circumstances of such termination. Pending the closing, CVR Energy is subject to restrictions on the conduct of its business, including a requirement to maintain at least $500 million of unrestricted cash and cash equivalents (which amount may increase by up to an additional $500 million from the proceeds of an equity offering contemplated to be completed by CVR Energy after the execution of the Purchase Agreement), which could limit its ability to pay dividends to its stockholders, including us, and the attention of CVR Energy’s management may be diverted from its existing operations. CVR Energy has incurred, and expects to continue to incur, significant transaction costs whether or not the CVR Acquisition is completed. Any delay in or failure to complete the CVR Acquisition could adversely affect CVR Energy’s business, financial condition and results of operations and the trading price of its common stock and, as a result, our results of operations and the value of our investment in CVR Energy.

CVR Energy may fail to realize the anticipated benefits of the CVR Acquisition or those benefits may take longer to realize than expected, and the acquired assets may underperform.

If the CVR Acquisition is completed, CVR Energy will need to integrate refineries and related assets in Minnesota and North Dakota, where it does not currently operate refineries, and will become subject to additional legal, environmental and regulatory requirements, including the need to obtain, retain or renew the permits and other authorizations necessary to operate the acquired assets. CVR Energy will also assume certain liabilities relating to the acquired assets, including environmental liabilities, whether arising before, on or after the closing (other than certain liabilities retained by the sellers), which may exceed its estimates, and will generally not have post-closing indemnification rights for breaches of the sellers’ representations and warranties. Integration may be more costly, difficult or time-consuming than expected, and the acquired assets may not achieve the levels of production, operating efficiency, revenue or earnings that they have historically achieved, including as a result of operating hazards, unscheduled downtime and volatile refining margins and commodity prices. If CVR Energy does not realize the anticipated benefits, synergies and cost savings of the CVR Acquisition within the expected timeframe or at all, the results of our Energy segment and the value of our investment in CVR Energy could be adversely affected.

The financing of the CVR Acquisition will substantially increase CVR Energy’s indebtedness, may require us to provide equity financing to CVR Energy and will dilute our ownership interest in CVR Energy.

CVR Energy expects to fund a portion of the CVR Acquisition with substantial additional indebtedness, including permanent senior secured financing and, to the extent necessary, borrowings under a senior secured 364-day bridge loan facility of up to $2.5 billion, as well as borrowings under its asset-based revolving credit facility. In connection with the new secured financing, CVR Energy’s existing 7.50% senior notes due February 2031 and 7.875% senior notes due

February 2034 will become secured on an equal and ratable basis with the new secured debt. CVR Energy and the acquired assets may not generate sufficient cash flow to service this indebtedness, and CVR Energy may be unable to refinance it on favorable terms or at all. The CVR Acquisition is not subject to a financing condition, and CVR Energy may be required to pay the sellers a reverse termination fee of 6% of the aggregate base purchase price (approximately $252 million) if the CVR Acquisition fails to close because required financing is not obtained or funded. This additional indebtedness and the related covenants, the terms of which have not been finalized yet and will be subject to market conditions, may limit CVR Energy’s ability to pay dividends, which are a source of cash for us. In addition, we have committed to provide, directly or indirectly, up to $500 million of equity financing to CVR Energy, which would reduce the liquidity available to us for other purposes, although the commitment will be reduced, on a dollar-for-dollar basis, by the gross cash proceeds received by CVR Energy from public offerings of its common stock prior to consummation of the CVR Acquisition. On November 3, 2026, CVR Energy announced a registered public offering of its equity which, if completed, would eliminate our commitment to purchase shares under the Purchase Agreement. CVR Energy’s issuance of equity securities to a commercial counterparty and in a registered public offering will reduce our percentage ownership of CVR Energy and our share of any dividends it pays, and the commercial counterparty’s exclusivity and rights of first refusal under its long-term commercial agreements with CVR Energy’s subsidiaries could limit CVR Energy’s operating and financing flexibility.

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

There have been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities, and other groups, to promote the divestment of securities of companies in the energy industry, as well as to pressure lenders and other financial services companies to limit or curtail activities with companies in the energy industry. As a result, some financial intermediaries, investors, and other capital markets participants have reduced or ceased lending to, or investing in, companies that operate in industries with higher perceived environmental exposure, such as the energy industry, although in recent years “anti-ESG” sentiment has gained momentum, with several states having proposed or enacted “anti-ESG” policies, legislation, or initiatives, and members of Congress having introduced related legislation, and investors and investor groups changing their ESG priorities. If we and our Energy segment are unable to meet the ESG standards or investment, lending, ratings, or other policies set by these parties as they continue to fluctuate or change, we may lose investors, investors may allocate a portion of their capital away from us, our cost of capital may increase, the price of our securities may be negatively impacted and our reputation may also be negatively affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any depositary units pursuant to our approved repurchase program discussed above in the three months ended September 30, 2026.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

CVR Energy Transactions

The following information is included in this Report for the purpose of providing the disclosure required under Item 1.01 of Form 8-K, “Entry into a Material Definitive Agreement,” in lieu of filing a Current Report on Form 8-K.

On November 2, 2026, CVR Energy entered into the Purchase Agreement providing for the CVR Acquisition, as described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Report.  In connection with the CVR Acquisition, we and one of our subsidiaries entered into the agreements with CVR Energy described below. CVR Energy is our consolidated subsidiary, and as of September 30, 2026, we owned approximately 71% of the total outstanding common stock of CVR Energy. Certain of our directors and officers also serve as directors of CVR Energy. The terms of these agreements were approved by CVR Energy’s board of directors upon the recommendation of, a special committee of CVR Energy’s board of directors comprised entirely of independent and disinterested directors.

IEP Subscription Agreement

On November 2, 2026, in connection with the Purchase Agreement, we, through our indirect wholly owned subsidiary, American Entertainment Properties Corp., entered into a subscription agreement with CVR Energy (the “IEP Subscription Agreement”), pursuant to which we committed to provide, directly or indirectly, up to $500 million of equity financing to CVR Energy through the purchase of shares of CVR Energy’s Series A-2 non-voting mandatory convertible preferred stock (the “IEP Preferred Stock”) at the same price per share as the commercial counterparty of $53.37 per share, which commitment will be reduced, on a dollar-for-dollar basis, by the gross cash proceeds received by CVR Energy from public offerings of its common stock prior to consummation of the CVR Acquisition. The IEP Preferred Stock will automatically convert into CVR Energy common stock on a one-for-one basis, subject to customary adjustments, promptly following the expiration of the applicable waiting period under Rule 14c-2 under the Securities Exchange Act of 1934, as amended. Any proceeds of our equity financing will be used solely to fund a portion of the consideration for the CVR Acquisition, and our obligation to provide such financing is subject to the satisfaction or waiver of certain closing conditions, including the substantially concurrent consummation of the CVR Acquisition. The IEP Subscription Agreement will also terminate upon the termination of the Purchase Agreement in accordance with its terms. CVR Energy has agreed to pay us a non-refundable commitment fee equal to 1.00% of the aggregate commitment, payable upon execution of the IEP Subscription Agreement, and to reimburse our transaction expenses. On November 3, 2026, CVR Energy announced a registered public offering of its equity which, if completed, would eliminate our commitment to purchase shares under the Purchase Agreement.

IEP Stockholders’ and Registration Rights Agreement

On November 2, 2026, Icahn Enterprises Holdings entered into a Stockholders and Registration Rights Agreement with CVR Energy (the “IEP Stockholders Agreement”). The IEP Stockholders Agreement provides us with the right to designate directors to CVR Energy’s board of directors based on specified ownership thresholds, calculated using an adjusted ownership percentage that includes protections against dilution from issuances of CVR Energy securities and specified adjustments for changes in board size (six directors while we and our controlled affiliates beneficially own more than 50% of CVR Energy’s outstanding common stock and five directors while we own at least 40% but not more than 50%, stepping down to four, three, two or one director at adjusted ownership thresholds of 30%, 20%, 10% and 5%, respectively). The IEP Stockholders Agreement also provides us with specified committee representation and consent rights over stockholder rights plans while we retain director designation rights. In addition, the IEP Stockholders Agreement provides us and permitted holders with shelf, demand and piggyback registration rights with respect to our shares of CVR Energy common stock, including the right to conduct an underwritten registered secondary offering of CVR Energy common stock prior to the closing of the CVR Acquisition, following or concurrently with CVR Energy’s public offering of common stock in connection with the CVR Acquisition, on terms determined by us in our sole discretion. We and our affiliates will also be entitled to information and preemptive rights for so long as we collectively retain at least 5% of the outstanding common stock of CVR Energy, with certain protections against dilution from issuances by CVR Energy.

A copy of the IEP Stockholders Agreement is filed as Exhibit 10.2 to this Report and is incorporated by reference.

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

10.1†*

Stock Purchase Agreement dated July 19, 2026, by and among Metis HoldCo, Inc., Mavis Tire Supply, LLC, Icahn Automotive Group LLC, and Icahn Enterprises L.P., solely for the purposes of certain sections therein (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2026).

10.2	Stockholders and Registration Rights Agreement, dated as of November 2, 2026, by and between Icahn Enterprises Holdings L.P. and CVR Energy, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/ Ted Papapostolou
Ted Papapostolou President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Robert Flint
Robert Flint Chief Financial Officer and Director (Principal Financial Officer)

By:	/s/ Rowella Asuncion-Gumabong
Rowella Asuncion-Gumabong Chief Accounting Officer (Principal Accounting Officer)

Date: November 3, 2026